Form 10-Q
period 1995-09-30
TEL INSTRUMENT ELECTRONICS CORP
filed 1996-01-25
CIK 96885

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                            ------------------------
                                    FORM 10-Q

             [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                    15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended September 30, 1995

             [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR
                    15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   Commission File No. 33-18978


                     TEL-INSTRUMENT ELECTRONICS CORPORATION
             (Exact name of the Registrant as specified in Charter)


         New Jersey                                           22-1441806
 (State of Incorporation)                            (I.R.S. Employer ID Number)


 728 Garden Street, Carlstadt, New Jersey                       07072
 (Address of Principal Executive Offices)                    (Zip Code)

Registrant's Telephone No. including Area Code: 201-933-1600

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes [X]                            No  [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

    1,603,806 shares of Common stock, $.10 par value as of November 6, 1995.

                  TEL-INSTRUMENT ELECTRONICS CORPORATION

                                TABLE OF CONTENTS

                                                                         PAGE
                                                                         ----


       Financial Statements (Unaudited)


Condensed Comparative Balance Sheets
  September 30, 1995 and March 31, 1995                                    1


Condensed Comparative Statements of Operations -
  Three and Six Months Ended September 30, 1995 and 1994                   2


Condensed Comparative Statements of Cash Flows -
  Six Months Ended September 30, 1995 and 1994                           3 - 4


Notes to Condensed Financial Statements                                    5


Management's Discussion and Analysis of Financial
  Condition and Results of Operations                                    6 - 7


Signature                                                                  7

                     TEL-INSTRUMENT ELECTRONICS CORPORATION

                      CONDENSED COMPARATIVE BALANCE SHEETS
                                   (Unaudited)

                      September 30, 1995 and March 31, 1995

                                                    September 30,      March 31,
                                                            1995           1995
                                                     -----------    -----------
                           ASSETS

Current assets:
  Cash                                               $    43,685         38,768
  Accounts receivable, net                               273,177        239,479
  Inventories                                            445,207        482,273
  Other current assets                                    32,811         35,103
                                                     -----------    -----------

      Total current assets                               794,880        795,623

Office and manufacturing equipment, net                   35,364         40,218
Other assets, net                                         37,730         36,601
                                                     -----------    -----------

      Total assets                                       867,974        872,442
                                                     ===========    ===========

           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable                                             --           16,667
  Accrued payroll, deferred wages
    and vacation pay                                     587,324        560,870
  Accounts payable and accrued expenses                  592,824        737,305
                                                     -----------    -----------

      Total current liabilities                        1,180,148      1,314,842

Note payable - related party                             100,000        100,000
Convertible subordinated notes                            65,000         65,000
Redeemable preferred stock                               591,643        576,643
                                                     -----------    -----------

      Total liabilities                                1,936,791      2,056,485
                                                     -----------    -----------

Stockholders' deficiency:
  Common stock                                           160,383        160,383
  Additional paid-in capital                           3,166,432      3,181,432
  Accumulated deficit                                 (4,395,632)    (4,525,858)
                                                     -----------    -----------

  Total stockholders' deficiency                      (1,068,817)    (1,184,043)
                                                     -----------    -----------
  Total liabilities and stockholders'
    deficiency                                       $   867,974        872,442
                                                     ===========    ===========

See accompanying notes to condensed financial statements.

                     TEL-INSTRUMENT ELECTRONICS CORPORATION

                 CONDENSED COMPARATIVE STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                     Three Months Ended                    Six Months Ended
                                                                        September 30,                        September 30,

                                                                   1995              1994               1995               1994
                                                               -----------        -----------        -----------        -----------
Sales:
  Government, net                                                  259,403             47,262            604,741            115,808
  Commercial, net                                                  333,745            313,825            618,775            625,315
                                                               -----------        -----------        -----------        -----------

Total sales                                                        593,148            361,087          1,223,516            741,123

Cost of sales                                                      238,570            147,903            499,908            344,231
                                                               -----------        -----------        -----------        -----------

  Gross margin                                                     354,578            213,184            720,608            396,892

Operating expenses:
  Selling, general and administrative                              173,487            145,084            375,798            300,326
  Engineering, research and development                             89,246             73,759            179,293            146,599
                                                               -----------        -----------        -----------        -----------

Total operating expenses                                           262,733            218,843            555,091            446,925
                                                               -----------        -----------        -----------        -----------

  Profit (loss) from operations                                     91,845             (5,659)           165,517            (50,033)

Other income (expenses):
  Interest income                                                      185                  0                185                  0
  Interest expense                                                 (17,966)           (21,156)           (35,476)           (42,622)
                                                               -----------        -----------        -----------        -----------

     Net profit (loss)                                         $    74,064            (26,815)           130,226            (92,655)
                                                               ===========        ===========        ===========        ===========

Dividends per share                                            $      0.05              (0.02)              0.08              (0.06)
                                                               ===========        ===========        ===========        ===========

Weighted average shares outstanding                              1,603,806          1,603,806          1,603,806          1,603,806


See accompanying notes to condensed financial statements.

                     TEL-INSTRUMENT ELECTRONICS CORPORATION

                 CONDENSED COMPARATIVE STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                        Six Months Ended
                                                            Sept. 30,

                                                       1995            1994
                                                   -----------      -----------
Increase (decrease) in cash:
Cash flows from operating activities:
  Cash received from customers                     $ 1,194,547          960,670
  Cash paid to vendors and employees                (1,168,197)        (928,436)
  Interest received                                        183             --
  Interest paid                                         (1,494)          (6,935)
                                                   -----------      -----------

  Net cash provided by
   operating activities                                 25,039           25,299

Cash flows from investing activities:
  Cash purchases of property, plant and
   equipment                                            (3,455)         (12,795)
                                                   -----------      -----------

  Net cash used in investing activities                 (3,455)         (12,795)
                                                   -----------      -----------

Cash flows from financing activities:
  Repurchase of shares                                    --                (12)
  Repayment of debt                                    (16,667)         (12,500)
                                                   -----------      -----------

  Net cash used in financing activities                (16,667)         (12,512)
                                                   -----------      -----------

Net increase (decrease) in cash                          4,917               (8)
Cash at beginning of period                             38,768           15,970
                                                   -----------      -----------

Cash at end of period                              $    43,685           15,962
                                                   ===========      ===========


See accompanying notes to condensed financial statements.

                     TEL-INSTRUMENT ELECTRONICS CORPORATION

                                   (Unaudited)

                                                           Six Months Ended
                                                               Sept. 30,

                                                           1995           1994
                                                       ---------      ---------
Net profit (loss)                                      $ 130,226        (92,655)
  Adjustments:
    Depreciation                                           8,309          4,888

  Changes in assets and liabilities:
    (Increase) decrease in accounts
      receivable                                         (33,698)        32,170
    Decrease (increase) in inventories                    37,066        (66,483)
    Decrease in other current assets                       2,292          4,724
    (Increase) decrease in other assets                   (1,129)           342
    Increase in accrued payroll,
      deferred wages and vacation pay                     26,454          6,870
    (Decrease) increase in accounts payable
      and accrued expenses                              (144,481)       135,443
                                                       ---------      ---------

Net cash provided by
  operating activities                                 $  25,039         25,299
                                                       =========      =========

Non-cash investing and financing activities:
    Redeemable preferred stock dividends
      accrued                                             15,000         15,000


See accompanying notes to condensed financial statements.

                     TEL-INSTRUMENT ELECTRONICS CORPORATION

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 1

In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position of Tel Instrument Electronics Corp as of September 30, 1995, the results of operations for the three and six months ended September 30, 1995 and September 30, 1994 and statements of cash flows for the six months ended September 30, 1995 and September 30, 1994. These results are not necessarily indicative of the results to be expected for the full year.

These statements should be read in conjunction with the Company's Annual Report to the Securities and Exchange Commission on Form 10-K for the year ended March 31, 1995.

Note 2

Certain reclassifications have been made to the 1995 financial statements to be consistent with the fiscal year 1996 presentation.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION
RESULTS OF OPERATIONS

Sales

Net sales increased $232,061 (64.3%) and $479,393 (64.7%) for the three and six months ended September 30, 1995, respectively, as compared to the same periods in the prior fiscal year. The increase in sales is primarily attributed to the government segment for shipments associated with contracts with the Canadian Defense Forces and the United States Air Force. The uncertainty of the commercial segment continues and led to a slight decline in commercial sales which offset the increase in government sales. While sales increased, the stagnant conditions experienced in both the commercial airline and government segments continue. In fiscal year 1995 the Company was awarded an open quantity contract by the U.S. Air Force in the amount of $1,679,265 of which firm orders have been received in the amount of $1,436,260. Shipments against this contract began in the first quarter of fiscal year 1996. In July 1995, the U.S. Air Force placed a hold on further shipments until certain design specifications have been clarified and incorporated. A significant portion of the Company's sales for fiscal 1996 were to be derived from this contract. Fiscal year 1996 sales are dependent upon a favorable resolution of the contract with the U.S. Air Force. A small contract for $183,000 has been received from the U.S. Army and should be shipped in the fiscal year 1996. The future growth and profitability continue to be dependent on a turnaround of the commercial airline industry, introduction and acceptance of new products, and the award of additional government contracts.

Gross Margin

Gross margin increased $145,394 (68.2%) and $323,716 (81.6%) for the three and six months ended September 30, 1995, respectively, as compared to the corresponding periods in the prior fiscal year. This increase is attributed to the higher volume, sale of higher margin products, and the additional absorption of overhead expenses. The gross margin percentage was 59.0% for the six months ended September 30, 1995 as compared to 53.5% for the same period last year. The higher percentage gross margin is not expected to continue once Tel starts shipping the lower margin products for the Air Force contract.

Operating Expenses

Total selling, general and administrative expenses increased $28,403 (19.6%) and $75.472 (25.2%) for the three and six months ended September 30, 1995, respectively, as compared to the same periods in the prior fiscal year. The increase is attributed to an increase in selling expenses associated with the addition to staff of a Director of Marketing and commissions associated with government sales. Engineering, research and development expenditures increased $15,487 (21.1%) and $32,694 (22.3%) for the same period due to increased development efforts.

The net income for the three months ended September 30, 1995 was $74,064 or $0.05 per share as compared to a net loss of $26,815 or $.02 per share for the three months ended September 30, 1994.

The net income for the six months ended September 30, 1995 was $130,226 or $0.08 per share as compared to a net loss of $92,655 or $.06 per share for the six months ended September 30, 1994.

LIQUIDITY AND CAPITAL RESOURCES

The working capital deficiency decreased $133,951 for the first six months of fiscal year 1996 to $385,268. The improvement in working capital is primarily due to the improvement in operations. The Company has been able to satisfy its cash needs as a result of the recent improvements in operations. The Company's ability to continue is dependent upon its ability to generate sufficient cash flow from operations or to obtain additional financing. Since securing financing from traditional sources is difficult, short term liquidity must continue to be provided by cash generated from operations.

Management's plans to improve profitability and cash flow are based on cost reduction measures, continued sales efforts, and incremental revenues derived from new product developments. However, as noted above, the Company's liquidity can be significantly affected if the contract with the U.S. Air Force is terminated.

Management continues to evaluate various means of restructuring and/or extending the payment terms of this redeemable preferred stock.

There was no significant impact on the Company's operations as a result of inflation for the six months ended September 30, 1995.

These statements should be read in conjunction with the Company's annual report to the Securities and Exchange Commission on Form 10-K for fiscal year ending March 31, 1995.


Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    TEL-INSTRUMENT ELECTRONICS CORP

Date  13 November 95                /s/ Harold K. Fletcher
                                    -------------------------------
                                        Harold K. Fletcher
                                        Chairman and President