Form 10-Q
period 1995-12-30
TEL INSTRUMENT ELECTRONICS CORP
filed 1996-02-13
CIK 96885

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                            ------------------------
                                    FORM 10-Q

             [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                    15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended December 30, 1995

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

    1,603,806 shares of Common stock, $.10 par value as of January 30, 1996.

                  TEL-INSTRUMENT ELECTRONICS CORPORATION

                                TABLE OF CONTENTS

                                                                         PAGE
                                                                         ----


       Financial Statements (Unaudited)


Condensed Comparative Balance Sheets
  December 30, 1995 and March 31, 1995                                     1


Condensed Comparative Statements of Operations -
  Three and Nine Months Ended - December 30, 1995 and 1994                 2


Condensed Comparative Statements of Cash Flows -
  Nine Months Ended December 30, 1995 and 1994                           3 - 4


Notes to Condensed Financial Statements                                    5


Management's Discussion and Analysis of Financial
  Condition and Results of Operations                                    6 - 7


Signature                                                                  7

                     TEL-INSTRUMENT ELECTRONICS CORPORATION

                      CONDENSED COMPARATIVE BALANCE SHEETS
                                   (Unaudited)

                      December 30, 1995 and March 31, 1995

                                                   December 30,       March 31,
                                                           1995            1995
                                                    -----------     -----------
                  ASSETS

Current assets:
  Cash                                              $    66,208          38,768
  Accounts receivable, net                              218,782         239,479
  Inventories                                           455,592         482,273
  Other current assets                                   34,464          35,103
                                                    -----------     -----------

      Total current assets                              775,046         795,623

Office and manufacturing equipment, net                  37,522          40,218
Other assets, net                                        37,727          36,601
                                                    -----------     -----------
      Total assets                                      850,295         872,442
                                                    ===========     ===========

      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable                                               0          16,667
  Accrued payroll, deferred wages
    and vacation pay                                    574,471         560,870
  Accounts payable and accrued expenses                 585,116         737,305
                                                    -----------     -----------

      Total current liabilities                       1,159,587       1,314,842

Note payable - related party                            100,000         100,000
Convertible subordinated notes                           65,000          65,000
Redeemable preferred stock                              599,143         576,643
                                                    -----------     -----------

      Total liabilities                               1,923,730       2,056,485
                                                    -----------     -----------

Stockholders' deficiency:
  Common stock                                          160,383         160,383
  Additional paid-in capital                          3,158,932       3,181,432
  Accumulated deficit                                (4,392,750)     (4,525,858)
                                                    -----------     -----------

  Total stockholders' deficiency                     (1,073,435)     (1,184,043)
                                                    -----------     -----------
  Total liabilities and stockholders'
    deficiency                                      $   850,295         872,442
                                                    ===========     ===========

See accompanying notes to condensed financial statements.

                     TEL-INSTRUMENT ELECTRONICS CORPORATION

                 CONDENSED COMPARATIVE STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                               Three Months Ended            Nine Months Ended
                                                   December 30,                 December 30,

                                                 1995           1994           1995           1994
                                          -----------    -----------    -----------    -----------
Sales:
  Government, net                         $   216,700        127,411        818,441        243,219
  Commercial, net                             290,765        399,486        909,540      1,024,801
                                          -----------    -----------    -----------    -----------
Total sales                                   507,465        526,897      1,727,981      1,268,020

Cost of sales                                 190,690        247,341        690,598        591,572
                                          -----------    -----------    -----------    -----------
   Gross margin                               316,775        279,556      1,037,383        676,448

Operating expenses:
   Selling, general and administrative        188,755        150,336        564,553        450,662
   Engineering,research and development       107,909         74,407        287,202        221,006
                                          -----------    -----------    -----------    -----------
Total operating expenses                      296,664        224,743        851,755        671,668
                                          -----------    -----------    -----------    -----------
   Profit (loss) from operations               20,111         54,813        185,628          4,780

Other income (expenses):
   Interest income                                329              0            512              0
   Interest expense                           (17,556)       (20,858)       (53,032)       (63,480)
                                          -----------    -----------    -----------    -----------

     Net profit (loss) before
       extraordinary item                       2,882         33,955        133,108        (58,700)

     Extraordinary item                          --           18,942           --           18,942
                                          -----------    -----------    -----------    -----------

     Net profit (loss)                    $     2,882         52,897        133,108        (39,758)
                                          ===========    ===========    ===========    ===========

Net profit (loss) per common share
  before extraordinary item               $      0.00           0.02           0.08          (0.04)
                                          ===========    ===========    ===========    ===========
Net profit (loss) per common share        $      0.00           0.03           0.08          (0.02)
                                          ===========    ===========    ===========    ===========
Dividends per share                              None           None

Weighted average shares outstanding         1,603,806      1,603,806      1,603,806      1,603,806


See accompanying notes to condensed financial statements.

                     TEL-INSTRUMENT ELECTRONICS CORPORATION

                 CONDENSED COMPARATIVE STATEMENTS OF CASH FLOWS
                                   (Unaudited)




                                                          Nine Months Ended
                                                              Dec. 30,

                                                           1995            1994
                                                    -----------     -----------
Increase (decrease) in cash:
Cash flows from operating activities:
  Cash received from customers                      $ 1,748,678       1,499,254
  Cash paid to vendors and employees                 (1,684,567)     (1,354,101)
  Interest received                                         512            --
  Interest paid                                         (10,313)        (18,063)
                                                    -----------     -----------

  Net cash provided by
   operating activities                                  54,310         127,090

Cash flows from investing activities:
  Cash purchases of property, plant and
   equipment                                            (10,203)         (7,810)
                                                    -----------     -----------

  Net cash used in investing activities                 (10,203)         (7,810)
                                                    -----------     -----------

Cash flows from financing activities:
  Repurchase of shares                                     --               (12)
  Repayment of debt                                     (16,667)        (48,000)
                                                    -----------     -----------

  Net cash used in financing activities                 (16,667)        (48,012)
                                                    -----------     -----------

Net increase (decrease) in cash                          27,440          71,268
Cash at beginning of period                              38,768          15,970
                                                    -----------     -----------

Cash at end of period                               $    66,208          87,238
                                                    ===========     ===========


See accompanying notes to condensed financial statements.

                     TEL-INSTRUMENT ELECTRONICS CORPORATION

                                   (Unaudited)


                                                         Nine Months Ended
                                                              Dec. 30,

                                                           1995            1994
                                                    -----------     -----------
Net profit (loss)                                   $   133,108         (39,758)
  Adjustments:
    Depreciation                                         12,899           7,403
    Gain on Extinguishment of debt                                      (18,942)

  Changes in assets and liabilities:
    Decrease in accounts receivable                      20,697          40,441
    Decrease (increase) in inventories                   26,681         (77,036)
    Decrease (increase) in other
      current assets                                        639            (367)
   (Increase) decrease in other assets                   (1,126)         30,491
   Increase in progress billings                                        167,698
   Increase in accrued payroll,
     deferred wages and vacation pay                     13,601          14,341
   (Decrease) increase in accounts payable
     and accrued expenses                              (152,189)          2,819
                                                    -----------     -----------

Net cash provided by
  operating activities                              $    54,310         129,090
                                                    ===========     ===========


Non-cash investing and financing activities:
  Redeemable preferred stock dividends
    accrued                                              22,500          22,500


See accompanying notes to condensed financial statements.

                     TEL-INSTRUMENT ELECTRONICS CORPORATION

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 1

In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position of Tel Instrument Electronics Corp as of December 30, 1995, the results of operations for the three and nine months ended December 30, 1995 and December 30, 1994 and statements of cash flows for the nine months ended December 30, 1995 and December 30, 1994. These results are not necessarily indicative of the results to be expected for the full year.

These statements should be read in conjunction with the Company's Annual Report to the Securities and Exchange Commission on Form 10-K for the year ended March 31, 1995.


Note 2

Certain reclassifications have been made to the 1995 financial statements to be consistent with the fiscal year 1996 presentation.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION
RESULTS OF OPERATIONS


Sales

Net sales decreased $19,432 (3.7%) and increased $459,961 (36.3%) for the three and nine months ended December 30, 1995, respectively, as compared to the same periods in the prior fiscal year. The increase in sales for the nine months period is primarily attributed to the government segment for shipments associated with contracts with the Canadian Defense Forces and the United States Air Force. The decrease in sales for the three month period is primarily due to the suspension of shipments to the United States Air Force in that period and a weakening in commercial sales. The uncertainty of the commercial segment continues and resulted in a decline in commercial sales which offset the increase in government sales. While sales increased, the stagnant conditions experienced in both the commercial airline and government segments continue. In fiscal year 1995 the Company was awarded an open quantity contract by the U.S. Air Force in the amount of $1,679,265 of which firm orders have been received in the amount of $1,436,260. Shipments against this contract began in May 1995. In July 1995, the U.S. Air Force placed a hold on further shipments until certain design specifications have been clarified and incorporated. An agreement with the U.S Air Force has been signed and shipments should resume in the final quarter of fiscal year 1996. A small contract for $183,000 has been received from the U.S. Army and was shipped in the third quarter of fiscal year 1996. The future growth and profitability continue to be dependent on a turnaround of the commercial airline industry, introduction and acceptance of new products, and the award of additional government contracts.


Gross Margin

Gross margin increased $37,219 (13.3%) and $360,935 (53.4%) for the three and nine months ended December 30, 1995, respectively, as compared to the corresponding periods in the prior fiscal year. This increase is attributed to the higher volume, sale of higher margin products, and the additional absorption of overhead expenses. The gross margin percentage was 60.0% for the nine months ended December 30, 1995 as compared to 53.3% for the same period last year. The higher percentage gross margin is not expected to continue once Tel starts shipping the lower margin products for the Air Force contract.


Operating Expenses

Total selling, general and administrative expenses increased $38,419 (25.6%) and $113,891 (25.3%) for the three and nine months ended December 30, 1995, respectively, as compared to the same periods in the prior fiscal year. The increase is attributed to an increase in selling expenses associated with the addition to staff of a Director of Marketing and commissions associated with government sales. Engineering, research and development expenditures increased $33,502 (45.0%) and $66,196 (30.0%), respectively, for the same periods due to increased development efforts.

The net income for the three months ended December 30, 1995 was $2,883 or $0.00 per share as compared to a net income of $52,897 or $0.03 per share for the three months ended December 30, 1994.

The net income for the nine months ended December 30, 1995 was $133,107 or $0.08 per share as compared to a net loss of $39,758 or $0.02 per share for the nine months ended December 30, 1994.

LIQUIDITY AND CAPITAL RESOURCES

The working capital deficiency decreased $134,678 for the first nine months of fiscal year 1996 to $384,541. The improvement in working capital is primarily due to the improvement in operations. The Company has been able to satisfy its cash needs as a result of the recent improvements in operations. The Company's ability to continue is dependent upon its ability to generate sufficient cash flow from operations or to obtain additional financing. Since securing financing from traditional sources is difficult, short term liquidity must continue to be provided by cash generated from operations.

Management's plans to improve profitability and cash flow are based on cost reduction measures, continued sales efforts, and incremental revenues derived from new product developments.

Management continues to evaluate various means of restructuring and/or extending the payment terms of the redeemable preferred stock.

There was no significant impact on the Company's operations as a result of inflation for the nine months ended December 30, 1995.

These statements should be read in conjunction with the Company's annual report to the Securities and Exchange Commission on Form 10-K for fiscal year ending March 31, 1995.


Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          TEL-INSTRUMENT ELECTRONICS CORP


Date____________________                        Harold K. Fletcher
                                                Chairman and President