Form 10-K
period 1996-03-31
TEL INSTRUMENT ELECTRONICS CORP
filed 1996-07-15
CIK 96885

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the fiscal year                                          Commission File No.
ended March 31, 1996                                            33-18978

                        TEL-INSTRUMENT ELECTRONICS CORP.
             (Exact name of Registrant as specified in its charter)

       New Jersey                                      22-1441806
(State of incorporation)                    (IRS Employer Identification Number)

    728 Garden Street
  Carlstadt, New Jersey                                               07072
(Address of principal executive offices)                            (Zip Code)

Registrant's telephone number, including area code: (201) 933-1600

Securities registered pursuant to Section 12(b) of the Act:

                  None

Securities registered pursuant to Section 12(g) of the Act:

                  None

Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X. No___.

The aggregate market value of the voting Common Stock (par value $.10 per share) held by non-affiliates on June 1, 1996 was $630,240.

1,603,806 shares of Common Stock and 125,025 shares of Redeemable Preferred Stock were outstanding as of June 1, 1996.

Exhibit Index - page 30

                                     PART I

Item 1.   Business

          General

          Tel-Instrument Electronics Corp. ("Tel" or the "Company") manufactures and sells test equipment to the general aviation and commercial aviation market, and to the government/military aviation market, both domestically and internationally.

          Tel's instruments are used to test navigation and communications equipment installed in aircraft and range in list price from $7,000 to $22,000 per unit. Tel is constantly revising and improving its test instruments (see "Research and Development") in anticipation of customers' needs. The development of multifunction "smart" testers, for example, has made it easier for customers to perform ramp tests with less training.

          In the fiscal year ended March 31, 1995, Tel won a competitive solicitation from the United States Air Force (USAF) for the Model T-30CM. The total contract was valued at $1,679,265 and orders for $869,711 were received in fiscal year 1995. An additional $907,334 in orders for that contract were received in the fiscal year ended March 31, 1996.

          The chart below sets forth the composition of Tel's sales for the last three fiscal years.

                                Year Ended       Year Ended        Year Ended
                                 March 31,        March 31,         March 31,
                                   1996             1995              1994
                                   ----             ----              ----
             Commercial        $ 1,274,606      $ 1,268,422       $ 1,091,600
             Government          1,043,482          597,070           297,319

          Tel received, respectively, for the periods indicated above, 27%, 17% and 12% of its commercial revenues from foreign commercial sales. For the year ended March 31, 1996, 37% of total government sales were attributed to the USAF contract for the T-30CM and 30% for a Canadian Defense Forces (CDF) contract for the T-47C. Foreign commercial sales are made direct or through an American export agent at a discount reflecting the 15% selling commission under an oral, year-to-year arrangement. The Company also sells at a discount reflecting selling commission to other exporters who in turn sell Tel's product overseas. The amount of sales made by these exporters is not readily determinable and, therefore, not included in the aforementioned amounts of foreign sales, reflected as a percentage of sales above.

          Tel sells its products either directly or through distributors to its commercial customers. There is no written agreement with the distributors who receive a 15% discount for stocking and selling these products. Tel also gives a 5 to 10% discount to non-stocking distributors depending on their volume and promotional effort. Independent sales representatives receive 5 to 10% commissions depending on their sales volume and promotional efforts.

          Set forth below is Tel's backlog at March 31, 1996 and 1995. Tel believes that approximately $1,711,947 of the commercial and government backlog at March 31, 1996 will be delivered during the fiscal year ending March 31, 1997.

                                   Commercial        Government        Total
                                   ----------        ----------        -----
              March 31, 1996        $ 9,900          $1,756,602      $1,766,502
              March 31, 1995         84,235           1,279.387       1,363,622

          All of the backlog is pursuant to purchase orders and all of the government contracts are fully funded.

          Sales  increased  again this past year,  mainly  because of government
          orders.   Commercial  sales  increased  slightly.   (See  Management's
          Discussion - Item 7 and Markets - Item 1).

          Tel obtains its purchased parts from a number of suppliers. These materials are standard in the industry and Tel foresees no difficulty in obtaining purchased parts, as needed, at acceptable prices.

          Markets

          The general aviation market consists of some 1,000 repair and maintenance service shops, at private and commercial airports in the United States, which purchase test equipment to repair aircraft electronics. The airline market consists of approximately 80 domestic and foreign commercial airlines.

          The civilian market for avionic testing equipment is dominated by three manufacturers, of which Tel is believed to be the third largest. The market is relatively small and management believes that it will continue to be depressed. Commercial sales appear to be coming more and more from foreign customers while domestic sales continue to decline. Future growth will depend on whether the U.S. Federal Aviation Administration (FAA) implements plans to upgrade the U.S. air traffic control system and on continuing recent trends towards more sophisticated avionics systems, both of which would require the design and manufacture of new test equipment. Between March 31, 1985 and
          March 31, 1996, the Company expended approximately $3,950,000 to develop new and improved instruments to meet emerging FAA requirements and redesign models to add functions and reduce the cost of manufacturing. The Company believes its test equipment is recognized by its customers for its quality, durability and reliability.

          Over the last several years the commercial demand for new avionic test equipment has been flat. However, the airline industry as a whole has become profitable again and some operators have started buying capital equipment. Changes in the law governing the liability of manufacturers of small planes has caused some manufacturers to produce small aircraft for general aviation. In addition, airlines' base of ramp testers is aging and may require replacement over the next few years. New avionic systems such as Global Positioning Systems (GPS) will create a market for a new ramp test set.

          Tel sells to many commercial customers. In fiscal 1996, no end user customer accounted for more than 10% of commercial sales. The only customers over 10% were two distributors (14% and 12%) who sell to many end users.

          The military market is large, but is dominated by large corporations with substantially greater resources than Tel. Tel bids for government contracts on competitive bids, on the basis of "small business set asides" (i.e., statutory provisions requiring the military to entertain bids only from statutorily defined small businesses), and on bids for sub-contracts from major government suppliers. Since early 1983, when Tel first started bidding for government jobs, it had increased its government sales from $84,853 in fiscal year 1983 to over $1,000,000 per year in fiscal years 1989 through 1991. However, in fiscal year 1992, military sales fell to $244,289 as military spending was delayed and/or curtailed due to changes in the world political climate. As the result of continuing marketing efforts, government sales in fiscal year 1995 were more than double of what they were in fiscal year 1994 and increased another 75% in fiscal year 1996 as compared to fiscal year 1995.

          Because of the larger size of the military market, in contrast to the limited civilian market, Tel has been increasing its efforts to obtain military contracts and sub-contracts. Although it is anticipated that the total defense budget will decline, management believes that the portion devoted to operation and maintenance of existing and improved avionics will be less adversely affected. Tel has increased its concentration on meeting end user needs by modifying commercial designs to satisfy special government/military requirements. This approach appears to be viable as Tel has been able to sell the T-36, T-49C, T-47C and T-48I to government agencies and sub-contractors with a growing list of other prospective buyers. Government small purchase procedures allow Tel to sell test sets into areas that could have influence on future government purchases. Tel will also continue its efforts to penetrate the export market.

          Competition

          In the general aviation and airline market, Tel competes principally with IFR, an independent firm, and with JC Air, a division of B.F. Goodrich. This market is highly competitive. Tel has generally been successful because of its high quality products, competitive prices, and responsive service. Tel also provides customers with calibration and repair services.

          The military market is dominated by large corporations with greater operating experience with the military. Tel can compete in this market by selling applicable "best commercial practice" test equipment, adapted to government standards, by bidding for small business set asides, and by subcontracting with larger corporations to produce subsystems.

          Tel's past ability to compete in the civil aviation market and the military market has been restricted because of limited financial resources. Tel has no patents or licenses which are material to its business.

          Research and Development

          In the fiscal years ended March 31, 1996, 1995 and 1994, Tel spent $390,399, $315,331 and $236,206 respectively, on the research and development of new and improved products. None of these amounts were sponsored by customers. Tel's management believes that continued and increased expenditures for research and development are necessary to enable Tel to expand its sales and generate profits.

          In fiscal year 1996, the T-30D model was completed and several were delivered to commercial customers. Development of a military version of our T-36 (T-36M) using a microprocessor for control, and an interrogator version of the T-47C (T-47N) were started with completion expected in fiscal year 1997. A contract for the T-36M for $324,795 was received in April 1996 and a solicitation for the T-47N is expected in the first quarter of fiscal year 1997.

Item 2.   Properties

          The Company leases 11,164 square feet in Carlstadt, New Jersey as its manufacturing plant and administrative offices, pursuant to a five year lease expiring in August, 1998. Tel is unaware of any environmental problems in connection with its location and, because of the nature of its manufacturing activities, does not anticipate any problems.

          Tel has nine manufacturing, six administrative and sales, and three research and development employees, none of whom belongs to a union. Tel does not anticipate any difficulty in adding personnel as required. The Company also uses several part-time consultants on an as needed basis.

Item 3.   Pending Legal Proceedings

          There are no material pending legal proceedings.

Item 4.   Submission of Matters to a Vote of Securities Holders

          The Company did not hold an annual meeting of the shareholders during the fiscal year ended March 31, 1996.

                                     PART II


Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters

          Market Information

          There has been no established public trading market for Registrant's Common Stock or Redeemable Preferred Stock. Subsequent to the public offering of the Company's Common Stock in December 1988, the Common Stock has traded sporadically in the over-the-counter market. On March 31, 1996, as reported by the market maker for the Common Stock, the high and low bids were $.75 and $.56, respectively. These quotations reflect inter-dealer prices, without retail markup or commission and may not necessarily represent actual transactions.

          Approximate Number of Equity Security Holders


                                                     Number of Record
                                                       Holders as of
                Title of Class                        March 31, 1996
                --------------                        --------------

                Common Stock, par value
                  $.10 per share                            851

                Redeemable Preferred Stock,
                  par value $3.00 per share                 One


          Dividends

          Registrant has not paid dividends on its Common Stock and does not expect to pay such dividends in the foreseeable future.

Item 6.   Selected Financial Data


                        TEL-INSTRUMENT ELECTRONICS CORP.
                        SUMMARY OF FINANCIAL INFORMATION

                                                                  Years Ended March 31,
- ----------------------------------------------------------------------------------------------------------------------
- ----------------------------------------------------------------------------------------------------------------------
                                         1996             1995              1994               1993            1992
                                         ----             ----              ----               ----            ----
Statement of Operations
Data:
   Net Revenues                      $2,318,088        $1,865,492        $1,308,939         $1,430,923      $2,199,690
                                     ----------        ----------        ----------         ----------      ----------
Operating costs and expenses:
   Cost of sales                      1,022,942           888,213           619,165            772,312       1,060,489
   Selling, general and
      administrative                    739,912           575,124           506,595            486,455         597,517
Engineering, research and
  development                           390,399           315,331           236,206            317,937         436,398
                                     ----------        ----------        ----------         ----------      ----------
                                     $2,153,253        $1,788,668        $1,361,966         $1,576,704      $2,094,404
                                     ----------        ----------        ----------         ----------      ----------

Operating income/(loss)                 164,835            86,824           (53,027)          (145,781)        105,286
                                     ----------        ----------        ----------         ----------      ----------

Other expenses, net                     (69,156)          (76,348)          (66,116)           (54,815)        (20,966)
                                     ----------        ----------        ----------         ----------      ----------
Income/(loss) from continuing
operations, before
extraordinary item                   $   95,679        $   10,476        $ (119,143)        $ (200,596)     $   84,320
                                     ==========        ==========        ==========         ==========      ==========
Extraordinary item                        --               12,000             --                 --               --
                                     ==========        ==========        ==========         ==========      ==========
Net income/(loss)                    $   95,679        $   22,476        $ (119,143)        $ (200,596)     $   84,320
Income/(loss) per share from
  continuing operations:
  Before extraordinary item (1)      $      .04        $     (.01)       $     (.09)              (.14)     $      .03
  Extraordinary item                      --                  .01             --                 --              --
                                     -----------       -----------       -----------       -----------     ------------
Income/(loss) per common share       $      .04        $     --          $     (.09)              (.14)     $      .03

                                                                  Years Ended March 31,
                                 ---------------------------------------------------------------------------------------
                                         1996              1995              1994               1993            1992
                                         ----              -----             ----               -----           ----
Balance Sheet Data:
   Working capital (deficiency)      $ (500,199)       $ (519,207)       $ (506,519)        $ (385,862)     $ (175,842)

   Total assets                         824,606           872,442           780,825            640,435         825,891

   Long-term debt                       100,000           165,000           200,000            200,000         200,000

   Redeemable preferred stock           606,643           576,643           546,643            516,643         495,075

   Stockholders' (deficiency)        (1,118,364)       (1,184,031)       (1,176,507)        (1,027,364)       (796,768)

(1) The earning/(loss) per share is calculated on the weighted average number of shares outstanding. Preferred stock dividends of $30,000 per year are deducted from income/(loss) from continuing operations, before extraordinary item.

Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

          Results of Operations 1996 Compared to 1995

          Net sales increased $452,596 (24.3%) for the year ended March 31, 1996 as compared to the year ended March 31, 1995. Commercial sales increased $6,184 (0.5%) and government sales increased $446,412 (74.8%). New product introductions to the commercial market and the award of additional contracts from the government sector account for these increases. While commercial sales increased, the commercial airline market remains stagnant. The Company was awarded a contract from the CDF in fiscal year 1994 in the amount of $630,700 of which $309,400 was shipped during fiscal year 1996 to complete the contract. In fiscal year 1995 the Company won an open quantity contract from the USAF of which firm orders have been received in the amount of $1,777,045 and $386,742 of these orders were shipped in fiscal year
          1996. The balance of the orders from the USAF are expected to be delivered in fiscal years 1997 and 1998. There is no assurance that such sales will continue after these contracts have been completed. Future growth and profitability continue to be dependent on a turnaround of the commercial airline industry, introduction and acceptance of new products, and the award of additional government contracts.

          Gross margin increased $317,867 (32.5%) for the year ended March 31, 1996 as compared to the previous year. Gross margin as a percent of sales increased to 55.9% in 1996 from 52.4% in 1995. The higher gross margin is attributed to the higher sales volume and the sale of higher margin products. Tel does not expect to maintain this higher gross margin percentage due to the higher mix of lower margin government sales expected in the coming fiscal year.

          Total selling, general and administrative expenses increased $164,788 (28.7%) for the year ended March 31, 1996 as compared to the last fiscal year. The increase is attributed to the hiring of a director of marketing and increased travel and trade show expenses. Engineering, research and development expenditures increased $75,068 (23.8%) for the same period due to increased development efforts as a result of increased proposal activity.

          The net income for the year was $95,679 as compared to a net income of $22,476 in the prior fiscal year ended March 31, 1995.

Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations (Continued)

          Results of Operations 1995 Compared to 1994

          Net sales for the year ended March 31, 1995 increased $556,553 (42.5%) as compared to the previous fiscal year. The stagnant conditions experienced both in the commercial airline industry and in the government sector continue to affect the Company's sales. The Company, however, was awarded a contract from the USAF in the second quarter in the amount of $1,679,265 which should be shipped over the next two fiscal years. There is no assurance that such sales will continue. Future growth and profitability are dependent on the growth of the commercial airline industry and the award of additional government contracts.

          Gross margin increased $287,505 (41.7%) but gross margin percentage decreased slightly to 52.4% from 52.7% as a result of product mix and continuing cost reduction measures within the manufacturing process.

          Total selling, general and administrative expenses increased $68,529 (13.5%) due primarily to training and documentation costs. Engineering, research and development expenditures increased $79,125 (33.5%) because of increased development efforts as a result of increased proposal activity.

          The net income for the year was $22,476 as compared to a net loss of $119,143 in the prior fiscal year.

          Liquidity and Capital Resources

          The working capital deficiency was $500,199 at March 31, 1996 as compared to $519,207 at March 31, 1995. The Company's ability to continue is dependent upon its ability to generate sufficient cash flow from operations or to obtain additional financing. Since the Company's ability to obtain financing from traditional sources is limited, short-term liquidity must continue to be provided by cash generated from operations.

          Management continues to improve profitability and cashflow through its continued sales efforts and incremental revenues derived from new product developments and cost reduction measures.

          In July, 1996 a group of the Company's employees and creditors (the "Group") agreed to purchase the Company's outstanding redeemable preferred stock (the "Preferred Stock") from the preferred stockholder for $111,700 and to exchange the Preferred Stock for common stock. The Company's Board of Directors approved the exchange of the Preferred Stock and accrued dividends for 178,720 shares of newly issued common stock and stock purchase warrants for an additional 35,744 shares of common stock. The purchase warrants are exercisable at a price per share of $.75 until March 31, 1997, $1.50 until March 31, 1998 and $2.25 until March 31, 1999.

Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations (Continued)

          At March 31, 1996, the Preferred Stock and accrued dividends had a face value of $606,643, as reflected on the accompanying balance sheet. The effect of this transaction will be to reduce liabilities by approximately $700,000 and the Company's negative net worth by approximately $600,000. Also, as a result of canceling the Preferred Stock, the dividends will no longer accrue.

          The Board of Directors also authorized the Company to offer all shareholders the right to purchase an additional 178,720 shares of common stock at $.75 per share and to issue, to such participating shareholders, up to 35,744 in stock purchase warrants with the same terms as those described above.

          There was no significant impact on the Company's operations as a result of inflation for the year ended March 31, 1996.

          Attention  is directed to the report of  independent  accountants  and
          Note 1 to the financial statements included elsewhere herein.

          Other Accounting Matters

          During 1995 the Financial Accounting Standards Board issued Statement Of Financial Accounting Standard No. 123 "Accounting For Stock Based Compensation" (SFAS 123). SFAS 123 will be effective for fiscal year ending March 31, 1997, and gives the company the option of adopting its provisions and recognizing compensation expense based on the fair value of the stock option at the grant date or disclosing the pro forma effects on the Company's net income and earnings per share. Management intends to adopt the disclosure requirements of SFAS 123.

Item 8.   Financial Statements and Supplementary Data

                                                                           Pages
                                                                           -----
          (1)    Financial Statements:

                   Report of Independent Accountants                       12-13

                   Balance Sheets - March 31, 1996 and 1995                 14

                   Statements of Operations - Years Ended
                     March 31, 1996, 1995 and 1994                          15

                   Statements of Changes in Stockholders'
                     Deficiency - Years Ended March 31,
                     1996, 1995 and 1994                                    16

                   Statements of Cash Flows - Years Ended
                      March 31, 1996, 1995 and 1994                         17

                   Notes to Financial Statements                           18-25

          (2)    Financial Statement Schedule:

                    II - Valuation and Qualifying Accounts                  26

          Financial statement schedules not included in this annual report on Form 10-K have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                       {LETTERHEAD OF COOPERS & LYBRAND L.L.P.]

                       Report of Independent Accountants

Stockholders and Board of Directors of
 Tel-Instrument Electronics Corp.

We have audited the financial statements and financial statement schedule of Tel-Instrument Electronics Corp. listed in item 14(a) of this Form 10-K. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tel-Instrument Electronics Corp. as of March 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 1996, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole presents fairly, in all material respects, the information required to be included therein.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. However, as discussed in Note 1 to the financial statements, the Company has a working capital deficiency and a deficiency in stockholders' capital at March 31, 1996. In addition, the Company's ability to meet its obligations on both a short-term and long-term basis requires the Company to continue to increase revenue, operating profits and operating cash flow and to fulfill its manufacturing contracts. These circumstances raise substantial doubt about the ability of the Company to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                            /s/ COOPERS & LYBRAND L.L.P.
                                            COOPERS & LYBRAND L.L.P.



Parsippany, New Jersey
May 31, 1996,
                                                                            -13-

TEL-INSTRUMENT ELECTRONICS CORP.

Balance Sheets

                                                                        March 31,
                                                             -------------------------------
                                     ASSETS                      1996                1995
                                                             -----------         -----------
Current assets:
   Cash                                                      $    22,625         $    38,768
   Accounts receivable, net of allowance for doubtful
      accounts of $66,090 and $51,090 at March 31,
      1996 and 1995, respectively                                359,494             239,479
   Inventories, net                                              346,874             482,273
   Prepaid expenses and other current assets                       7,135              35,103
                                                             -----------         -----------

         Total current assets                                    736,128             795,623

Office and manufacturing equipment, net                           41,825              40,218
Other assets                                                      46,653              36,601
                                                             -----------         -----------

Total assets                                                 $   824,606         $   872,442
                                                             ===========         ===========
LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
    Note payable                                             $      --           $    16,667
    Convertible subordinated note - related party                 30,000                --
    Convertible subordinated note                                 35,000                --
    Accounts payable                                              93,789             246,102
    Accrued payroll, vacation pay and deferred wages             590,353             560,870
    Accrued expenses - related parties                           136,086             105,613
    Other accrued expenses                                       351,099             385,578
                                                             -----------         -----------

         Total current liabilities                             1,236,327           1,314,830

Note payable - related party                                     100,000             100,000
Convertible subordinated note - related party                       --                30,000
Convertible subordinated note                                       --                35,000
Redeemable preferred stock - redemption value
   of $375,075, plus unpaid dividends                            606,643             576,643

Stockholders' deficiency:
   Common stock, par value $.10 per share                        160,383             160,383
   Additional paid-in capital                                  3,151,432           3,181,444
   Accumulated deficit                                        (4,430,179)         (4,525,858)
                                                             -----------         -----------

         Total stockholders' deficiency                       (1,118,364)         (1,184,031)
                                                             -----------         -----------
Total liabilities and stockholders' deficiency               $   824,606         $   872,442
                                                             ===========         ===========


The accompanying notes are an integral part of the financial statements

TEL-INSTRUMENT ELECTRONICS CORP.

Statements Of Operations

                                                                  For the years ended March 31,
                                                            -----------------------------------------
                                                                1996           1995           1994
                                                            -----------    -----------    -----------
Sales - commercial, net                                     $ 1,274,606    $ 1,268,422    $ 1,091,600
Sales - government, net                                       1,043,482        597,070        217,339
                                                            -----------    -----------    -----------
          Total Sales                                         2,318,088      1,865,492      1,308,939
                                                            -----------    -----------    -----------

Cost of sales                                                 1,022,942        888,213        619,165
                                                            -----------    -----------    -----------
          Gross margin                                        1,295,146        977,279        689,774
                                                            -----------    -----------    -----------

Operating expenses:
           Selling, general and administrative                  739,912        575,124        506,595
           Engineering, research and development                390,399        315,331        236,206
                                                            -----------    -----------    -----------
           Total Operating Expense                            1,130,311        890,455        742,801
                                                            -----------    -----------    -----------

                 Income/(loss) from operations                  164,835         86,824        (53,027)
                                                            -----------    -----------    -----------
Other income/(expense):
         Interest                                               (57,570)       (60,748)       (57,588)
         Interest - related parties                             (12,100)       (15,600)       (17,000)
         Other, net                                                 514                         8,472
                                                            -----------    -----------    -----------
                  Income (loss) before extraordinary item        95,679         10,476       (119,143)

Extraordinary item - extinguishment of debt                                     12,000
                                                            -----------    -----------    -----------
Net income/(loss)                                           $    95,679    $    22,476    $  (119,143)
                                                            ===========    ===========    ===========
Income/loss per common share:
         Before extraordinary item                          $       .04    $      (.01)   $      (.09)
         Extraordinary item                                        --              .01           --
                                                            -----------    -----------    -----------

Income/(loss) per common share                              $       .04    $              $      (.09)
                                                            ===========    ===========    ===========

Weighted average number of shares outstanding                 1,603,806      1,603,806      1,603,806
                                                            ===========    ===========    ===========

The accompanying notes are an integral part of the financial statements.

TEL-INSTRUMENT ELECTRONICS CORP.
Statements Of Changes In Stockholders' Deficiency

                                             Common Stock
                              -----------------------------------------      Additional
                                  Number of Shares                             Paid-In       Accumulated         Total
                              Authorized       Issued          Amount          Capital         Deficit
                              ----------      ---------      ----------      ----------      -----------      -----------
  Balances, March 31, 1993     2,000,000      1,603,806      $  160,383      $3,241,444      $(4,429,191)     $(1,027,364)

Net loss                                                                                        (119,143)        (119,143)
Redeemable preferred stock
  dividends accrued                                                             (30,000)                          (30,000)
                               ---------      ---------      ----------      ----------      -----------      -----------
  Balances, March 31, 1994     2,000,000      1,603,806      $  160,383      $3,211,444      $(4,548,334)     $(1,176,507)

Net income                                                                                        22,476           22,476
Redeemable preferred stock
  dividends accrued                                                             (30,000)                          (30,000)
                               ---------      ---------      ----------      ----------      -----------      -----------
  Balance, March 31, 1995      2,000,000      1,603,806      $  160,383      $3,181,444      $(4,525,858)     $(1,184,031)

Net income                                                                                        95,679           95,679
Repurchase of shares                                                                (12)                              (12)
Redeemable preferred stock
  dividends accrued                                                             (30,000)                          (30,000)
                               ---------      ---------      ----------      ----------      -----------      -----------

  Balances March 31, 1996      2,000,000      1,603,806      $  160,383      $3,151,432      $(4,430,179)     $(1,118,364)
                               =========      =========      ==========      ==========      ===========      ===========


The accompanying notes are an integral part of the financial statements.

TEL-INSTRUMENT ELECTRONICS CORP.

Statements Of Cash Flows
Increase (Decrease) In Cash

                                                          For the years ended March 31,
                                                       -----------------------------------
                                                          1996         1995         1994
                                                       ---------    ---------    ---------
Cash flows from operating activities:
  Net income/(loss)                                    $  95,679    $  22,476    $(119,143)
  Adjustments to reconcile net income/(loss) to cash
   provided by (used in) operating activities:
     Depreciation and amortization                        17,994       17,067       18,260
     Provision for losses on accounts receivable          15,000       16,000       23,590
     Provision for inventory obsolescence                   --         70,336       25,500
     Gain on early extinguishment of debt                   --        (12,000)        --
     Gain on sale of equipment                              --         (7,014)        --
     Changes in current assets and liabilities:
        (Increase)/decrease in accounts receivable      (135,015)       3,650      (61,196)
        (Increase)/decrease in inventories               135,399     (155,592)    (140,284)
        (Increase)/decrease in other assets               17,916       10,853      (33,047)
        Increase/(decrease) in accounts payable         (152,313)      78,632      118,348
        Increase in accrued expenses                      25,477       58,842      141,185
                                                       ---------    ---------    ---------
        Net cash provided by/(used in) operating
          activities                                      20,137      103,250      (26,787)
                                                       ---------    ---------    ---------
Cash flows from investing activities:
  Additions to office and manufacturing equipment        (19,601)     (36,119)     (10,986)
  Proceeds from sale of equipment                                      12,000
                                                       ---------    ---------    ---------

        Net cash used in investing activities            (19,601)     (24,119)     (10,986)
                                                       ---------    ---------    ---------
Cash flows from financing activities:
  Repayment of notes payable                             (16,667)     (33,333)        --
  Repurchase of shares                                       (12)        --           --
  Repayment of convertible subordinated note                --        (23,000)        --
                                                       ---------    ---------    ---------

        Net cash used in financing activities            (16,679)     (56,333)        --
                                                       ---------    ---------    ---------

Net increase/(decrease) in cash                          (16,143)      22,798      (37,773)

Cash - beginning of year                                  38,768       15,970       53,743
                                                       ---------    ---------    ---------

Cash - end of year                                     $  22,625    $  38,768    $  15,970
                                                       =========    =========    =========

Non-cash investing and financing activities:
   Redeemable preferred stock dividends accrued        $  30,000    $  30,000    $  30,000

Supplemental information:
   Interest paid                                       $  20,153    $   8,667    $   5,575


TEL-INSTRUMENT ELECTRONICS CORP.

Notes To Financial Statements

1.   Business and Organization

     Tel-Instrument Electronics Corp. ("Tel" or the "Company") designs and manufactures avionic test equipment for the civil aviation industry and avionic testing and electronic equipment for the military under government contracts. The Company grants credit to its civil aviation customers, substantially all of whom are either domestic and foreign commercial airlines or repair and maintenance service shops located at the private and commercial airports in the United States.

     As shown in the accompanying financial statements, as of March 31, 1996, the Company had a working capital deficiency of $500,199 and a net stockholders' deficiency of $1,118,364. Tel's ability to continue as a going concern is dependent upon its ability to generate sufficient cash flow from operations and obtain sufficient debt financing or capital contributions to meet its obligations. In addition, the Company's ability to meet its obligations on both a short-term and long-term basis requires the Company to continue to increase revenue, operating profits and operating cash flow and to fulfill manufacturing contracts. These circumstances raise substantial doubt about the ability of the Company to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     Management's plans include new product developments which are outgrowths of existing products for which a backlog currently exists, the introduction of new products to meet new commercial needs, and improved penetration of the government market. Although no significant amounts were required in fiscal year 1996, if necessary, the Company will again defer the payment of certain salary related amounts and amounts due to related parties in an effort to conserve cash. Management believes that short-term liquidity can be provided from cash generated by operations. In addition, management intends to continue searching for external financing.

2.   Summary of Significant Accounting Policies

     Inventories:

     Inventories are stated at the lower of cost or market. Cost is determined on a first-in, first-out basis.

     In accordance with industry practice, service parts inventory is included in current assets, although parts are carried for established requirements during the serviceable lives of products and, therefore, are not expected to be sold within one year.

TEL-INSTRUMENT ELECTRONICS CORP.

     Office and Manufacturing Equipment:

     Office and manufacturing equipment are stated at cost. Depreciation and amortization is provided on a straight-line basis over periods ranging from 3 to 10 years.

     Maintenance, repairs and renewals that do not materially add to the value of the equipment nor appreciably prolong its life are charged to expense as incurred. Upon retirement or disposition of a fixed asset, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is included in the Statements of Operations.

     Revenue Recognition:

     Commercial sales and sales related to Government contracts are recorded when products are shipped.

     Research and Development Costs:

     Research and development costs are expensed as incurred.

     Income/(Loss) Per Common Share:

     The computation of income/(loss) per common share is based on the weighted average number of shares outstanding. The Company's common stock equivalents were anti-dilutive for the year ended March 31, 1996. Preferred stock dividends are considered when determining per share amounts. In fiscal 1995 the preferred stock dividend of $30,000 is deducted from the income before extraordinary item of $10,476, which results in the loss per share before extraordinary item of $.01. The convertible subordinated notes are not considered common stock equivalents for the purpose of determining per share amounts.

     Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires that management make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The most significant estimates include taxes and the inventory and accounts receivable reserves.

     Reclassification

     Certain amounts have been reclassified to conform to the current year presentation.

TEL-INSTRUMENT ELECTRONICS CORP.

3.   Accounts Receivable

     The  following   tabulation  shows  the  component   elements  of  accounts
     receivable:

                                                             March 31,
                                                  -----------------------------
                                                       1996            1995
                                                  -------------   -------------

     Government                                   $     147,542   $     124,323
     Commercial                                         211,952         115,156
                                                  -------------   -------------

                                                  $     359,494   $     239,479
                                                  =============   =============

4.   Inventories

     Inventories consist of:

                                                             March 31,
                                                   ----------------------------
                                                        1996           1995
                                                   -------------   ------------

     Purchased Parts                               $     160,327   $    246,909
     Work-in-process                                     246,668        339,400
     Less: Reserve for obsolescence                      (60,121)      (104,036)
                                                   -------------   ------------

                                                   $     346,874   $    482,273
                                                   =============   ============

     The work-in-process includes $147,090 and $145,855 for government contracts at March 31, 1996 and March 31, 1995, respectively.

5.   Office and Manufacturing Equipment

                                                             March 31,
                                                   ----------------------------
                                                        1996           1995
                                                   -------------   ------------
     Leasehold Improvements                        $      36,999   $     36,999
     Machinery and equipment                             471,083        464,503
     Sales Equipment                                      55,000         68,021
     Less: Accumulated depreciation                     (534,278)      (516,284)
                                                   -------------   ------------
                                                   $      41,825   $     40,218
                                                   =============   ============

6.   Note Payable

     The note payable at March 31, 1995 consisted of a bank note, bearing interest at 9% and payable on demand. The loan was collateralized by the cash surrender value of a life insurance policy for the Chairman/President of the Company. The note was paid in full in 1996.

TEL-INSTRUMENT ELECTRONICS CORP.

7.   Accrued Expenses

     Accrued payroll, vacation pay and deferred wages consists of the following:

                                                             March 31,
                                                   ----------------------------
                                                        1996           1995
                                                   -------------   ------------
     Deferred salary and wages and interest        $     468,980   $    462,647
     Accrued vacation pay                                101,621         81,477
     Accrued salary, and payroll taxes                    19,752         16,746
                                                   -------------   ------------
                                                   $     590,353   $    560,870
                                                   =============   ============

     Through March 31, 1994, the Company maintained a salary and wage deferral plan which was applicable for all employees. The deferrals were scaled in proportion to an employees salary level. Interest is accrued on the amount of deferred salary and wages. Such deferred amounts have been recognized as expense in the period incurred.

     Other accrued expenses of $351,099 and $385,578 at March 31, 1996 and 1995, respectively, consist primarily of professional service costs for legal, accounting and consulting services and of product related costs, such as warranty.

8.   Redeemable Preferred Stock

     Tel has issued and outstanding 125,025 shares of 8% cumulative redeemable preferred stock. The redeemable preferred stock has a $3 par value. Dividends are payable prior to the redemption date only to the extent of 10% of net income. Redemption provisions provide that Tel will pay the holders of the preferred stock 10% of net income (less amounts paid for dividends) and 10% of the net proceeds of any Tel equity financing. In any event, subject to the conditions set forth in the following paragraph, Tel was required to redeem this stock and any unpaid dividends by June 21, 1995. At March 31, 1996, cumulative unpaid dividends amount to $231,568. The Company's management does not believe that a market exists to readily determine the estimated fair value of the redeemable preferred stock.

     In the  opinion of the  Company's  external  legal  counsel,  the state law governing the redemption of the preferred stock prohibits a corporation from redeeming or acquiring its shares for cash if, after giving effect thereto, the Company's total assets would be less than its total liabilities. At March 31, 1996, Tel's liabilities exceed its assets by $1,118,364. The redeemable preferred stock has been classified as a non-current liability because of the restriction upon its redemption. See
     Note 14 for discussion of such redeemable preferred stock.

TEL-INSTRUMENT ELECTRONICS CORP.

9.   Income Taxes

     The components of the Company's deferred taxes are as follows:


                                                      March 31,      March 31,
                                                        1996           1995
                                                   -------------   ------------
     Net operating loss carryforwards              $   1,446,900   $  1,466,300
     Asset reserves                                       50,400         62,000
     Deferred wages and accrued interest                 218,800        209,600
     Provision for estimated expenses                     78,500         89,200
                                                   -------------   ------------
     Deferred tax asset                                1,794,600      1,827,100
     Less, valuation allowance                         1,794,600      1,827,100
                                                   -------------   ------------
     Amount recognized in financial statements     $       --      $     --
                                                   =============   ============

     As of March 31, 1996, the Company has Federal tax net operating loss carryforwards of approximately $3,873,000 which begin to expire in 1998.

     A reconciliation of the income tax expense at the statutory Federal tax rate of 34% to the income tax expense recognized in the financial statements is as follows:

                                                        1996           1995
                                                   -------------   ------------
     Income tax expense - statutory rate           $      32,500   $      7,642
     Net change in valuation allow                       (32,500)        (7,642)
                                                   -------------   ------------

     Income tax expense recognized in financial
        statements                                 $        --     $       --
                                                   =============   ============

TEL-INSTRUMENT ELECTRONICS CORP.

10.  Related Party Transactions

     The non-current note payable - related party at March 31, 1996 and 1995 of $100,000 is payable to the Company's Chairman/President, bears interest at 10% and is payable on demand no earlier than April 1, 1997. Accrued interest thereon of $72,500 and $62,500 at March 31, 1996 and 1995, respectively, is included in accrued expenses - related parties.

     Accrued payroll, vacation pay and deferred wages and related interest includes, $374,343 and $326,420 at March 31, 1996 and 1995, respectively, which is due to officers of the Company.

     Tel has obtained legal services from an officer/stockholder with the related professional fees amounting to $21,000, $12,000 and $12,000 for the years ended March 31, 1996, 1995 and 1994, respectively.

     The Chairman/President of the Company guaranteed payment of the note payable to the bank. In 1995 and 1994, as compensation for providing this guarantee, the Company paid this individual $2,500 and $3,500 in cash, respectively.

     The convertible subordinated notes accrue interest semi-annually at a rate of 7% and mature on March 31, 1997. The notes are convertible to common stock at the option of the holder at $1.50 per share, at any time prior to maturity. Payment of the $35,000 note outstanding at March 31, 1996 has been guaranteed by an officer/stockholder of the Company.

     In the year ended March 31, 1995, a convertible subordinated note with a face value of $35,000 was redeemed for $23,000. The gain on this transaction of $12,000 has been recognized as an extraordinary item - extinguishment of debt. As part of the redemption transaction the subordinated noteholders adjusted the interest due and accrued by $6,942. This income has been reflected within the operating statement line item interest-related parties.

11.  Leases

     The Company rents its office space and manufacturing facility under a lease agreement expiring in August, 1998. Minimum lease payments are $55,824 in 1996 and 1997 and $20,934 in 1998. Under terms of the lease, the Company pays all real estate taxes and utility costs for the premises.

     Total rent expense, including real estate taxes, was approximately $84,000, $85,000 and $89,000 for the years ended March 31, 1996, 1995 and 1994, respectively.

TEL-INSTRUMENT ELECTRONICS CORP.

12.  Concentrations

     Sales to a major commercial distributor accounted for 14%, 12% and 12% of total commercial revenue for the years ended March 31, 1996, 1995 and 1994, respectively. Sales to another commercial distributor accounted for 12% of total commercial revenue for the year ended March 31, 1996. Foreign commercial sales were 27%, 17% and 12% of total commercial sales for the years ended March 31, 1996, 1995 and 1994, respectively.

     Government sales to the USAF, Canadian Defense Force (CDF) and US Army for the fiscal year ended March 31, 1996 were 37%, 30% and 18% of total government sales, respectively. Government sales to the CDF and US Coast Guard for the fiscal year ended March 31, 1995 were 54% and 23% of total government sales, respectively.

     Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of accounts receivable. The Company feels that the credit risk is limited due to the number of customers and their dispersion across different geographic areas.

13.  Stock Option Plan

     The Company has a stock option plan that provides for the granting of options to employees and directors. Activity during 1996, 1995 and 1994 is summarized below (in number of options):

                                                 1996        1995        1994
                                              --------    --------    --------
     Held at beginning of year                  54,153      57,653      47,620
     Granted                                    53,733        --        48,720
     Canceled or expired                                    (3,500)    (38,687)
                                              --------    --------    --------
     Held at end of year                       107,886      54,153      57,653
                                              ========    ========    ========

     The exercise price of options range from $.375 to $1.50 per share. The shares become exercisable in 33% increments through 1999. No options were exercised during 1996, 1995 or 1994. As of March 31, 1996, the number of shares exercisable was approximately 38,100.

TEL-INSTRUMENT ELECTRONICS CORP.

14.  Subsequent Event (Unaudited)

     In July, 1996 a group of the Company's employees and creditors (the "Group") agreed to purchase the Company's outstanding redeemable preferred stock (the "Preferred Stock") from the preferred stockholder for $111,700 and to exchange the Preferred Stock for common stock. The Company's Board of Directors approved the exchange of the Preferred Stock and accrued dividends for 178,720 shares of newly issued common stock and stock purchase warrants for an additional 35,744 shares of common stock. The purchase warrants are exercisable at a price per share of $.75 until March 31, 1997, $1.50 until March 31, 1998 and $2.25 until March 31, 1999. At
     March 31, 1996, the Preferred Stock and accrued dividends had a face value of $606,643, as reflected on the accompanying balance sheet. The effect of this transaction will be to reduce liabilities by approximately $700,000 and the Company's negative net worth by approximately $600,000.

     The Board of Directors also authorized the Company to offer all shareholders the right to purchase an additional 178,720 shares of common stock at $.75 per share and to issue, to such participating shareholders, up to 35,744 in stock purchase warrants with the same terms as those described above.

TEL-INSTRUMENT ELECTRONICS CORP.


Schedule II - Valuation and Qualifying Accounts

                                     Balance at    Charged to     Charged to    Deductions     Balance at
                                     Beginning     Costs and      Other                        End of Year
Description                          of Period     Expenses       Accounts
- ---------------------------------------------------------------------------------------------------------
Year ended March 31, 1994:
    Allowance for doubtful
       accounts                      $  11,500     $   23,590                                   $  35,090
                                     =========     ==========                                   =========

    Allowance for obsolete
       inventory                     $  69,400     $   25,500                   $  15,000(1)    $  79,900
                                     =========     ==========                   =========       =========

Year ended March 31, 1995:
    Allowance for doubtful
       accounts                      $  35,090     $   16,000                                   $  51,090
                                     =========     ==========                                   =========

    Allowance for obsolete
       inventory                     $  79,900     $   70,336                   $  46,200(1)    $ 104,036
                                     =========     ==========                   =========       =========

Year ended March 31, 1996:
    Allowance for doubtful
       accounts                      $  51,090     $  15,000                                    $  66,090
                                     =========     ==========                                   =========

    Allowance for obsolete
       inventory                     $ 104,036     $   (1,673)                  $  42,242(1)    $  60,121
                                     =========     ==========                   =========       =========


(1)  Amounts represent disposals of obsolete inventory

TEL-INSTRUMENT ELECTRONICS CORP.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          No disagreements arose between the Registrant and its independent auditors' regarding accounting and financial matters during the twelve months preceding March 31, 1996.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

                        DIRECTORS AND EXECUTIVE OFFICERS

                                                                Year First
                                                                Elected a
          Name (age)                   Position                  Director
          ----------                   --------                 ----------

          Harold K. Fletcher      Chairman of the Board,           1982
          (71)                    President and Chief
                                  Executive Officer
                                  since 1982.

          George J. Leon          Director; Investment             1986
          (52)                    Manager and beneficiary of
                                  the George Leon Family Trust
                                  (investments) since 1986.

          Robert H. Walker        Director; Executive Vice         1984
          (60)                    President, Robotic Vision
                                  Systems, Inc. (design and
                                  manufacture of robotic
                                  vision systems),
                                  1983-present.

          There are no family relationships between any of the Directors and Officers of the Registrant.

          Significant Employee
          --------------------

          Richard J. Wixson       Vice President of  Manufacturing, employed by
                                  Tel in his present capacity since 1987.

Item 11.  Executive Compensation

          The following table and accompanying notes set forth information concerning compensation for the fiscal years ended March 31, 1996, 1995 and 1994.


                                                          Stock        Other
Name and Principal Position      Year       Salary       Options    Compensation
- --------------------------------------------------------------------------------
Harold K. Fletcher               1996      $86,250                    $   -
Chairman of Board                1995       85,000                    2,500
President and Chief              1994       85,000                    3,500
Executive Officer


          (1) Salaries includes wages deferred in 1994 of $36,680, and 1996 of $1,250.

          (2) Other compensation represents compensation for debt guarantees.

TEL-INSTRUMENT ELECTRONICS CORP.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

          The following tables set forth, as of March 31, 1996, the number and percentage of the outstanding shares of common stock, beneficially owned by each director and by each beneficial owner of 5% or more of such shares, and by all officers and directors as a group.


                                           Number of Shares          Percentage
          Name and Address                Beneficially Owned        of Class (1)
          ----------------                ------------------        ------------

          Harold K. Fletcher, Director        389,557 (2)               23.9%
          728 Garden Street
          Carlstadt, New Jersey  07072

          George J. Leon, Director            306,066 (3)               19.0%
          116 Glenview
          Toronto, Ontario
          Canada M4R1P8

          Robert H. Walker, Director           12,183 (4)                0.8%
          425 Robro Drive East
          Hauppague, New York  11788

          All Officers and Directors          787,627                   46.0%
          as a Group (5 persons)

          (1) The class includes 1,603,806 shares outstanding. In determining the percentage of shares owned by an option holder, the class includes shares subject to his option.

          (2) Includes 24,681 shares owned by Mr. Fletcher's wife, 4,254 shares owned by his son, 261,295 owned by a family partnership in which Mr.Fletcher is a partner and 25,787 shares of common stock issuable to Mr. Fletcher upon conversion of options. Mr.Fletcher disclaims beneficial ownership of the shares owned by his wife and son and by the partnership.

          (3) Includes 299,516 shares owned by the George Leon Family Trust, of which Mr. Leon is a beneficiary, and options owned by Mr.Leon to purchase 1,800 shares at $1.50 per share, 750 shares at $.375 per share and 4,000 shares at $.375 per share. Mr. Leon disclaims beneficial ownership of the shares owned by the trust.

          (4) Includes options to purchase 1,800 shares at an exercise price of $1.50 per share, 2,250 shares at $.375 per share and 3,800 shares at $.375 per share.

TEL-INSTRUMENT ELECTRONICS CORP.

Item 13.  Certain Relationships and Related Transactions

          The disclosures required by this item are contained in Note 10 to the financial statements included on page 22 of this document.

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 10-K

          a.)   The following documents are filed as a part of this report:

                                                                           Pages
                                                                           -----
                (1)   Financial Statements:

                      Report of Independent Accountants                    12-13

                      Balance Sheets - March 31, 1996 and 1995               14

                      Statements of Operations - Years Ended
                      March 31, 1996, 1995 and 1994                          15

                      Statements of Changes in Stockholders'
                      Deficiency - Years Ended March 31, 1996,
                      1995 and 1994                                          16

                      Statements of Cash Flows - Years Ended
                      March 31, 1996, 1995 and 1994                          17

                      Notes to Financial Statements                        18-25

                (2)   Financial Statement Schedule:

                       II - Valuation and Qualifying Accounts                26

          b.) No reports on Form 8-K were filed during the fourth quarter of 1996.

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 10-K (Continued)

          c.) Exhibits identified in parentheses below on file with the Securities and Exchange Commission, are incorporated herein by reference as exhibits hereto.

               *  (3.1)   Tel-Instrument   Electronics  Corp.'s  Certificate  of
                          Incorporation, as amended.

               * (3.2)    Tel-Instrument Electronics Corp.'s By-Laws,as amended.

               * (4.1) Specimen of Tel-Instrument Electronics Corp.'s Common Stock Certificate.

               * (4.2)    Specimen   of   Tel-Instrument   Electronics   Corp.'s
                          Convertible Preferred Stock Certificate.

                 (10.1) Lease dated August 15, 1994, by and between Registrant and 210 Garibaldi Avenue Corp.

                 (10.2) Department of the Air Force Contract No. G-1331, dated August 30, 1994.

                 (10.3)   Canadian Defense Forces Contract  No.  G-1457,   dated
                          December 22, 1993.

                 (10.4) 7%, $35,000 Convertible Subordinated Note dated March 31,1992 by and between Registrant and George Bresler.

                 (10.5) 7%, $30,000 Convertible Subordinated Note dated March 31, 1992 between Registrant and Donald S. Bab.

               * (10.6) Guarantee of bank loan,$50,000 Key Bank of Western New York, N.A., Promissory Note dated July 29, 1988, and Letter Agreement dated July 27, 1988 by and between Issuer, Kevin S. Neumaier and Kirsten S. Neumaier.

               **(11.)    Statement recomputation of per share earnings.

               **(12.) Statement recomputation of ratio of earnings to fixed charges.

               **(22.)    Registrant has no subsidiaries.

          * Incorporated by reference to Registration 33-18978 dated November 7, 1988.

          ** Not Applicable

          The Company will furnish, without charge to a security holder, upon request, copy of the documentary portions which are incorporated by reference, and will furnish any other exhibit at cost.

TEL-INSTRUMENT ELECTRONICS CORP.

                                   Signatures

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        TEL-INSTRUMENT ELECTRONICS CORP.
                                  (Registrant)

          Dated: June 28, 1996                        By: /s/ Harold K. Fletcher
                                                          ----------------------
                                                          President and Director
                                                          (Principal Executive
                                                          Officer)


          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated and by signature hereto.

          Signature                             Title                  Date
          ---------                             -----                  ----

          /s/  Harold K. Fletcher              Director            June 28, 1996
          ---------------------------
          /s/  Harold K. Fletcher

          /s/  George J. Leon                  Director            June 28, 1996
          ---------------------------
          /s/  George J. Leon

          /s/  Robert H. Walker                Director            June 28, 1996
          ---------------------------
          /s/  Robert H. Walker


          Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

          No annual report to security holders covering the fiscal year ended March 31, 1996, except in the form set forth in this Form 10-K, has been prepared. No proxy statement, form of proxy, or other proxy soliciting material has been sent to shareholders with respect to any annual or other meeting of shareholders. No annual report or proxy material is contemplated.