Form 10-Q
period 1996-06-30
TEL INSTRUMENT ELECTRONICS CORP
filed 1996-08-14
CIK 96885

SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549
                             ----------------------


                                    FORM 10-Q

                __X__     QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                           15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                          For the quarterly period ended June 30, 1996

                _____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission File No. 33-18978


                     TEL INSTRUMENT ELECTRONICS CORPORATION
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

                           Yes __X__            No_____


  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

      1,603,806 shares of Common stock, $.10 par value as of July 30, 1996.

                     TEL-INSTRUMENT ELECTRONICS CORPORATION


                               TABLE OF CONTENTS
                               -----------------

                                                                  PAGE
                                                                  ----


Financial Statements (Unaudited)


Condensed Comparative Balance Sheets
  June 30, 1996 and March 31, 1996                                 1


Condensed Comparative Statements of Operations -
  Three Months Ended - June 30, 1996 and 1995                      2


Condensed Comparative Statements of Cash Flows -
  Three Months Ended June 30, 1996 and 1995                      3 - 4


Notes to Condensed Financial Statements                            5


Management's Discussion and Analysis of Financial
  Condition and Results of Operations                            6 - 7


Signature                                                          8

                     TEL-INSTRUMENT ELECTRONICS CORPORATION

                      CONDENSED COMPARATIVE BALANCE SHEETS
                                   (Unaudited)

                                                      June 30,      March 31,
                                                        1996          1996
                                                      --------      ---------
                    ASSETS

Current assets:
  Cash                                             $   116,378         22,625
  Accounts receivable, net                             351,245        359,494
  Inventories                                          336,108        346,874
  Other current assets                                   5,054          7,135
                                                   -----------    -----------
     Total current assets                              808,785        736,128

Office and manufacturing equipment, net                 41,983         41,825
Other assets, net                                       46,653         46,653
                                                   -----------    -----------
     Total assets                                      897,421        824,606
                                                   ===========    ===========
     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Convertible subordinated note
  - related party                                       30,000         30,000
  Convertible subordinated note                         35,000         35,000
  Accrued payroll, deferred wages
  and vacation pay                                     590,074        590,353
  Accounts payable and accrued expenses                643,332        580,974
                                                   -----------    -----------
     Total current liabilities                       1,298,406      1,236,327

Note payable - related party                           100,000        100,000
Redeemable preferred stock                             606,643        606,643
                                                   -----------    -----------
     Total liabilities                               2,005,049      1,942,970
                                                   -----------    -----------
Stockholders' deficiency:
  Common stock                                         160,383        160,383
  Additional paid-in capital                         3,151,432      3,151,432
  Accumulated deficit                               (4,419,443)    (4,430,179)
                                                   -----------    -----------
  Total stockholders' deficiency                    (1,107,628)    (1,118,364)
                                                   -----------    -----------
  Total liabilities and stockholders'
     deficiency                                    $   897,421        824,606
                                                   ===========    ===========

See accompanying notes to condensed financial statements.

                     TEL-INSTRUMENT ELECTRONICS CORPORATION

                 CONDENSED COMPARATIVE STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                        Three Months Ended
                                                              June 30,
                                                       1996            1995
                                                   -----------    -----------
Sales:
  Government, net                                  $   431,039        342,338
  Commercial, net                                      202,568        285,030
                                                   -----------    -----------
Total sales                                            633,607        627,368

Cost of sales                                          279,594        261,338
                                                   -----------    -----------
     Gross margin                                      354,013        366,030

Operating expenses:
  Selling, general and administrative                  215,365        202,310
  Engineering,research and development                 111,251         90,047
                                                   -----------    -----------
Total operating expenses                               326,616        292,357
                                                   -----------    -----------
     Profit from operations                             27,397         73,673

Other income (expenses):
  Interest income                                          225              0
  Interest expense                                     (16,886)       (17,511)
                                                   -----------    -----------

     Net profit                                    $    10,736         56,162
                                                   ===========    ===========
Net profit per common share                        $      0.01           0.04
                                                   ===========    ===========
Dividends per share                                       None           None

Weighted average shares outstanding                  1,603,806      1,603,806

See accompanying notes to condensed
  financial statements

                     TEL-INSTRUMENT ELECTRONICS CORPORATION

                 CONDENSED COMPARATIVE STATEMENTS OF CASH FLOWS
                                   (Unaudited)




                                                       Three  Months Ended
                                                            June 30,
                                                       1996          1995
                                                       ----          ----
Increase (decrease) in cash:
 Cash flows from operating activities:
  Cash received from customers                     $   641,856        581,010
  Cash paid to vendors and employees                  (529,123)      (563,805)
  Interest received                                        225           --
  Interest paid                                        (13,586)        (1,328)
                                                   -----------    -----------

  Net cash provided by
     operating activities                               99,372         15,877

Cash flows from investing activities:
  Cash purchases of property, plant and
     equipment                                          (5,619)          --
                                                   -----------    -----------

  Net cash used in investing activities                 (5,619)          --
                                                   -----------    -----------

Cash flows from financing activities:
  Repurchase of shares                                    --              (12)
  Repayment of debt                                       --          (12,500)
                                                   -----------    -----------

  Net cash used in financing activities                   --          (12,512)
                                                   -----------    -----------

Net increase (decrease) in cash                         93,753          3,365
Cash at beginning of period                             22,625         38,768
                                                   -----------    -----------

Cash at end of period                              $   116,378         42,133
                                                   ===========    ===========

See accompanying notes to condensed financial statements.

                     TEL-INSTRUMENT ELECTRONICS CORPORATION
            CONDENSED COMPARATIVE STATEMENTS OF CASH FLOWS, continued
                                   (Unaudited)



                                                        Three Months Ended
                                                              June 30,
                                                       1996           1995
                                                   -----------    -----------
Net profit                                         $    10,736         56,162
  Adjustments:
     Depreciation                                        5,461          4,097

  Changes in assets and liabilities:
     (Increase) decrease in accounts receivable          8,249        (85,795)
     Decrease (increase) in inventories                 10,766         (5,397)
     Decrease in other current assets                    2,081          5,797
     (Increase) decrease in other assets                     0         (1,128)
     Increase in progress billings                           0         35,914
     (Decrease)in accrued payroll,
       deferred wages and vacation pay                    (279)        (1,185)
     Increase in accounts payable
       and accrued expenses                             62,358          7,412
                                                   -----------    -----------
Net cash provided by
     operating activities                          $    99,372         15,877
                                                   ===========    ===========


Non-cash investing and financing activities:
    Redeemable preferred stock dividends
       accrued                                     (1)         7,500

Note (1): Company ceased accruing dividends due to negotiations to convert redeemable preferred stock to common stock.


See accompanying notes to condensed financial statements.

                     TEL-INSTRUMENT ELECTRONICS CORPORATION
                    NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 1

In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position of Tel Instrument Electronics Corp as of June 30, 1996, the results of operations for the three months ended June 30, 1996 and June 30, 1995 and statements of cash flows for the three months ended June 30, 1996 and June 30, 1995. These results are not necessarily indicative of the results to be expected for the full year.

These statements should be read in conjunction with the Company's Annual Report to the Securities and Exchange Commission on Form 10-K for the year ended March 31, 1996.

Note 2

Certain reclassifications have been made to the 1996 financial statements to be consistent with the fiscal year 1997 presentation.

Note 3

If the redemption of the Preferred Stock, as discussed in Liquidity and Capital Resources on page 7, had occured on June 30, 1996, instead of on or about August 9, 1996, the Company's June 30, 1996 balance sheet would have changed has shown below:

                                                           June 30, 1996
                                                           -------------
                                                      As             Pro Forma
                                                      Reported       Effect
                                                      --------       --------
Current assets                                     $   808,785    $   697,085
Total assets                                           897,421        785,721
Current liabilities                                  1,298,406      1,193,406
Total liabilities                                    2,005,049      1,293,406
Total stockholders' deficiency                      (1,107,628)      (507,685)
Total liabilities and stockholders'
  deficiency                                           897,421        785,721

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION
RESULTS OF OPERATIONS

Sales

Net sales increased $6,239 (1%) for the three months ended June 30, 1996 as compared to the same period in the prior fiscal year. The increase in sales for the period is primarily attributed to the government segment, particularly shipments associated with the contract with the United States Air Force. The uncertainty of the commercial segment continues and resulted in a decline in commercial sales which offset the increase in government sales. While sales increased slightly, the stagnant conditions experienced in both the commercial airline and government segments continue. In fiscal year 1995 the Company was awarded an open quantity contract by the U.S. Air Force for which firm orders have been received in the amount of $1,815,305. Shipments against this contract began in May 1995 and will continue beyond this fiscal year. A contract for $324,795 has been received from the U.S. Army for the model T-36M and a contract of $132,000 for the T-49C was received from the U.S. Coast Guard in the first quarter of fiscal year 1997. The future growth and profitability continue to be dependent on a turnaround of the commercial airline industry, introduction and acceptance of new products, and the award of additional government contracts.

Gross Margin

Gross margin decreased $12,017 (3.3%) for the three months ended June 30, 1996 as compared to the corresponding period in the prior fiscal year. This decrease is attributed to the increased sale of lower margin military products. The gross margin percentage was 55.9% for the three months ended June 30, 1996 as compared to 58.3% for the same period last year. The lower percentage gross margin is expected to continue as Tel continues shipping the lower margin products for the Air Force contract.

Operating Expenses

Total selling, general and administrative expenses increased $13,055 (6.5%) for the three months ended June 30, 1996 as compared to the same period in the prior fiscal year. The increase is attributed to an increase in selling expenses associated with greater trade show participation and commissions associated with government sales. Engineering, research and development expenditures increased $21,204 (23.5%) for the same period due to increased development efforts associated with the T-36M contract.

The net income for the three months ended June 30, 1996 was $10,736 or $0.01 per share as compared to a net income of $56,162 or $0.04 per share for the three months ended June 30, 1995.

LIQUIDITY AND CAPITAL RESOURCES

The working capital deficiency decreased $10,578 for the first three months of fiscal year 1997 to $489,621. The Company's ability to continue is dependent upon its ability to generate sufficient cash flow from operations or to obtain additional financing. Since securing financing from traditional sources is difficult, short term liquidity must continue to be provided by cash generated from operations.

Management's plans to improve profitability and cash flow are based on cost reduction measures, continued sales efforts, and incremental revenues derived from new product developments.

In addition, the Company's liquidity and capital position were improved by the redemption of the outstanding redeemable preferred stock (the "Preferred Stock"). In July, 1996 a qroup of the Company's employees and creditor's agreed to purchase the Preferred Stock from the preferred stockholder for $111,700 and to exchange the Preferred Stock for common stock.

At June 30, 1996, the Preferred Stock and accrued dividends had a face value of $606,643, as reflected on the accompanying financials. The effect of the redemption, which was completed on or about August 9, 1996, was to reduce the liabilities by approximately $700,000 and the negative net worth by approximately $600,000, as shown in Note 2 to the financials. Also, as a result of canceling the Preferred Stock, the annual dividends of $30,000 will no longer accrue.

The Company's Board of Directors approved the exchange of the Preferred Stock and dividends for 178,720 shares of newly issued common stock and stock purchase warrants for an additional 35,744 shares of common stock. The purchase warrants are exercisable at a price per share of $0.75 until March 31, 1997, $1.50 until March 31, 1998, and $2.25, until March 31, 1999.

The Board of Directors also authorized the Company to offer all shareholders the right to purchase an additional 178,720 shares of common stock at $0.75 per share and to issue, to such paticipating shareholders, up to 35,744 in stock purchase warrants with the same terms as those described above.

There was no significant impact on the Company's operations as a result of inflation for the three months ended June 30, 1996.

These statements should be read in conjunction with the Company's annual report to the Securities and Exchange Commission on Form 10-K for fiscal year ending March 31, 1996.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 TEL-INSTRUMENT ELECTRONICS CORP




Date       9 August 1996                         By:/s/ Harold K. Fletcher
                                                    ----------------------
                                                    /s/ Harold K. Fletcher
                                                    Chairman and President