Form 10-Q
period 1996-09-30
TEL INSTRUMENT ELECTRONICS CORP
filed 1996-11-13
CIK 96885

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                             ----------------------

                                    FORM 10-Q

__X__     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 28, 1996

_____     TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

          Commission File No. 33-18978

                     TEL-INSTRUMENT ELECTRONICS CORPORATION
             (Exact name of the Registrant as specified in Charter)

       New Jersey                                            22-1441806
(State of Incorporation)                            (I.R.S. Employer ID Number)

                 728 Garden Street, Carlstadt, New Jersey 07072
(Address of Principal Executive Offices)                      Zip Code

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

                          Yes __X__           No ______

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

    1,961,246 shares of Common stock, $.10 par value as of November 5, 1996.

                     TEL-INSTRUMENT ELECTRONICS CORPORATION

                                TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----

Financial Statements (Unaudited)

Condensed Comparative Balance Sheets
 September 28, 1996 and March 31, 1996                                       1

Condensed Comparative Statements of Operations -
 Three and Six Months Ended  September 28, 1996 and September 30,1995        2

Condensed Comparative Statements of Cash Flows -
 Three and Six Months Ended September 28, 1996 and September 30, 1995       3-4

Notes to Condensed Financial Statements                                      5

Management's Discussion and Analysis of Financial Condition
 and Results of Operations                                                  6-7

Signature                                                                    8

                     TEL-INSTRUMENT ELECTRONICS CORPORATION

                      CONDENSED COMPARATIVE BALANCE SHEETS
                                   (Unaudited)

                                                    September 28,    March 31,
                                                         1996           1996
                                                     -----------    -----------
ASSETS
Current assets:
   Cash                                              $   206,489         22,625
   Accounts receivable, net                              126,540        359,494
   Inventories                                           445,070        346,874
   Other current assets                                    3,262          7,135
                                                     -----------    -----------

         Total current assets                            781,361        736,128

Office and manufacturing equipment, net                   46,267         41,825
Other assets, net                                         45,526         46,653
                                                     -----------    -----------

         Total assets                                    873,154        824,606
                                                     ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Convertible subordinated note - related party          30,000         30,000
   Convertible subordinated note                          35,000         35,000
   Accrued payroll, deferred wages and vacation pay      422,130        590,353
   Accounts payable and accrued expenses                 597,581        580,974
                                                     -----------    -----------

       Total current liabilities                       1,084,711      1,236,327

Note payable - related pary                              100,000        100,000
Redeemable preferred stock                                     0        606,643
                                                     -----------    -----------

       Total liabilities                               1,184,711      1,942,970
                                                     -----------    -----------

Stockholders' deficiency:
   Common stock                                          196,127        160,383
   Additional paid-in capital                          3,856,371      3,151,432
   Accumulated deficit                                (4,364,055)    (4,430,179)
                                                     -----------    -----------

   Total stockholders' deficiency                       (311,557)    (1,118,364)
                                                     -----------    -----------
   Total liabilities and stockholders' deficiency        873,154        824,606
                                                     ===========    ===========


See accompanying notes to condensed financial statements

                     TEL-INSTRUMENT ELECTRONICS CORPORATION

                 CONDENSED COMPARATIVE STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                    Three Months Ended                  Six Months Ended

                                             September 28,     September 30,     September 28,     September 30,
                                                     1996              1995              1996              1995
                                               ----------        ----------        ----------        ----------
Sales:
   Government, net                                353,355           259,403           784,374           601,741
   Commercial, net                                248,266           333,745           450,834           618,775
                                               ----------        ----------        ----------        ----------
Total sales                                       601,601           593,148         1,235,208         1,220,516

Cost of sales                                     224,558           238,570           504,152           499,908
                                               ----------        ----------        ----------        ----------

   Gross margin                                   377,043           354,578           731,056           720,608

Operating expenses
   Selling, general and administrative            196,740           173,487           412,105           375,798
   Engineering, research and development          109,078            89,246           220,329           179,293
                                               ----------        ----------        ----------        ----------

Total operating expenses                          305,818           262,733           632,434           555,091
                                               ----------        ----------        ----------        ----------

   Profit (loss) from operations                   71,225            91,845            98,622           165,517

Other income (expenses):
   Interest income                                    384               185               609               185
   Interest expense                               (16,221)          (17,966)          (33,107)          (35,476)
                                               ----------        ----------        ----------        ----------
        Net profit (loss)                          55,388            74,064            66,124           130,226
                                               ==========        ==========        ==========        ==========

Earnings per share                                   0.03              0.05              0.04              0.08
Dividends per share                                  None              None              None              None
Weighted average shares outstanding             1,782,526         1,603,806         1,705,932         1,603,806


See accompanying notes to condensed financial statements

                     TEL-INSTRUMENT ELECTRONICS CORPORATION

                 CONDENSED COMPARATIVE STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                      Six Months Ended

                                                                September 28,    September 30,
                                                                        1996             1995
                                                                  ----------       ----------
Increase (decrease) in cash:
Cash flows from operating activities:
   Cash received from customers                                    1,479,138        1,194,547
   Cash paid to vendors and employees                             (1,307,035)      (1,168,197)
   Interest received                                                     609              183
   Interest paid                                                     (60,152)          (1,494)
                                                                  ----------       ----------

   Net cash provided by operating activities                         112,560           25,039

Cash flows from investing activities:
   Cash purchases of property, plant and equipment                   (16,196)          (3,455)

   Net cash used in investing activities                             (16,196)          (3,455)

Cash flows from financing activities:
   Repayment of debt                                                       0          (16,667)
   Proceeds from issuance of common stock                             87,500                0
                                                                  ----------       ----------
   Net cash provided by (used in) financing activities                87,500          (16,667)
                                                                  ----------       ----------

Net Increase in cash                                                 183,864            4,917
Cash at beginning of period                                           22,625           38,768
                                                                  ----------       ----------
Cash at end of period                                                206,489           43,685
                                                                  ==========       ==========
Non Cash items:
   Preferred stock redeemed & exchanged for common
      stock                                                          606,643                0
   (See Liquidity and Common Resources Section)
   Stocks issued to related party for liabilities due                 46,540                0


See accompanying notes to condensed financial statements.

                        TEL-INSTRUMENT ELECTRONICS CORP.

                                   (Unaudited)

                                                                                         Six Months Ended

                                                                                 September 28,      September 30,
                                                                                         1996               1995
                                                                                     --------           --------
Net profit (loss)                                                                      66,124            130,226
   Adjustments
       Depreciation                                                                    11,754              8,309

Changes in assets and liabilities:
    Decrease (increase) in accounts receivable                                        232,954            (33,698)
    (Increase) decrease in inventories                                                (98,196)            37,066
    Decrease in other current assets                                                    3,873              2,292
    Decrease (increase) in other assets                                                 1,127             (1,129)
    Increase (decrease) in accounts payable and accrued expenses                       16,607           (144,481)
    (Decrease) increase in accrued payroll, deferred wages and vacation pay          (121,683)            26,454
                                                                                     --------           --------

Net cash provided by operating activities                                             112,560             25,039
                                                                                     ========           ========

See accompanying notes to condensed financial statements.

                     TEL-INSTRUMENT ELECTRONICS CORPORATION

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 1

In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position of Tel Instrument Electronics Corp. as of September 28, 1996, the results of operations for the three and six months ended September 28, 1996 and September 30, 1995 and statements of cash flows for the six months ended September 28, 1996 and September 30, 1995. These results are not necessarily indicative of the results to be expected for the full year.

These statements should be read in conjunction with the Company's Annual Report to the Securities and Exchange Commission on Form 10-K for the year ended March 31, 1996.

Note 2

Certain reclassifications have been made to the 1996 financial statements to be consistent with the fiscal year 1997 presentation.

Note 3

In July, 1996 a group of employees and creditors agreed to purchase the preferred stock and to exchange such stock for common stock of the Company. (See Liquidity and Capital Resources Section).

Note 4

The President of the Company obtained 62,053 shares as part of the offer made to all stockholders (See Liquidity and Capital Resources Section) in exchange for a reduction in liabilities due in the amount of $46,540.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION
RESULTS OF OPERATION

Sales

Net sales increased $8,453 (1.4%) and $14,692 (1.2%) for the three and six months ended September 28, 1996, respectively, as compared to the same periods in the prior fiscal year. The increase in sales is attributed to the government segment for shipments associated with a contract with the United States Air Force. The uncertainty of the commercial segment continues and led to a decline in commercial sales which offset most of the increase in government sales. While sales increased, the stagnant conditions experienced in both the commercial airline and government segments continue. In fiscal year 1995 the Company was awarded an open quantity contract by the U.S. Air Force to which firm orders have been received in the amount of $1,890,488. Shipments against this contract began in the first quarter of fiscal year 1996 and will continue beyond the current fiscal year. Both commercial and government sales were held down in the quarter because of missed shipments of key parts by one vendor whose problems have since been remedied. These missed shipments will be shipped in the next quarter causing better than expected sales for that quarter. The future growth and profitability continue to be dependent on a turnaround of the commercial airline market, the introduction and acceptance of new products, and the award of additional government contracts.

Gross Margin

Gross margin increased $22,465 (6.3%) and $10,448 (1.4%) for the three and six months ended September 28, 1996, respectively, as compared to the corresponding periods in the prior fiscal year. This increase is attributed to the higher volume, sale of higher margin products, and the additional absorption of overhead expenses. The gross margin percentage was 59.1% for the six months ended September 28, 1996 as compared to 59.0% for the same period last year. The higher percentage gross margin is not expected to continue as the lower margin products for the Air Force contract become a higher percentage of shipments.

Operating Expenses

Total selling, general and administrative expenses increased $23,253 (13.4%) and $36,307 (9.7%) for the three and six months ended September 28, 1996, respectively, as compared to the same periods in the prior fiscal year. The increase is attributed to an increase in selling expenses and commissions associated with government sales. Engineering, research and development expenditures increased $19,832 (22.2%) and $41,036 (22.9%) for the same period due to increased new product development efforts.

The net income for the three months ended September 28, 1996 was $55,388 or $0.03 per share as compared to a net income of $74,064 or $0.05 per share for the three months ended September 30, 1995.

The net income for the six months ended September 28, 1996 was $66,124 or $0.04 per share as compared to a net income of $130,226 or $0.08 per share for the six months ended September 30, 1995.

LIQUIDITY AND CAPITAL RESOURCES

The working capital deficiency decreased $196,845 for the first six months of fiscal year 1996 to $303,354. Based upon the current backlog and cash on hand the Company believes it has sufficient funds for the remainder of the current year. The Company's ability to continue is dependent upon its ability to generate sufficient cash flow from operations or to obtain additional financing. Since securing financing from traditional sources is difficult, short term liquidity must be provided by cash generated from operations. Management's plans to improve profitability and cash flow are based on cost reduction measures, continued sales efforts, and incremental revenues derived from new product developments.

The Company's liquidity and capital position was improved by the redemption of the outstanding redeemable preferred stock (the "Preferred Stock"). In July, 1996 a group of the Company's employees and creditor's agreed to purchase the Preferred Stock and dividends from the preferred stockholder for $111,700 and exchanged the Preferred Stock for common stock.

The Company's Board of Directors approved the exchange of the Preferred Stock and dividends for 178,720 shares of newly issued common stock and stock purchase warrants for an additional 35,744 shares of common stock. The purchase warrants are exercisable at price per share of $0.75 until March 31, 1997, $1.50 until March 31, 1998, and $2.25, until March 31, 1999.

The Board of Directors also authorized the Company to offer all shareholders the right to purchase an additional 178,720 shares of common stock at $0.75 per share and to issued, to such participating shareholders 35,744 in stock purchase warrants with the same terms as those described above. This stock has been fully subscribed and the stock certificates and warrants have been issued. The Company received $87,500 in cash and reduced its liabilities by $46,540 as a result of this transaction.

There was no significant impact on the Company's operations as a result of inflation for the six months ended September 28, 1996.

These statements should be read in conjunction with the Company's annual report to the Securities and Exchange Commission on Form 10-K for fiscal year ending March 31, 1996

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            TEL-INSTRUMENT ELECTRONICS CORP.

Date  11 NOVEMBER 96                        s/s  Harold K. Fletcher
                                            ------------------------
                                            /s/  Harold K. Fletcher
                                                 Chairman and President