Form 10-Q
period 1996-12-28
TEL INSTRUMENT ELECTRONICS CORP
filed 1997-02-24
CIK 96885

SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549
                             ----------------------

                                    FORM 10-Q

        _x_    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
               OF THESECURITIES EXCHANGE ACT OF 1934

               For  the quarterly period ended December 28, 1996

        ___    TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

               Commission File No. 33-18978

                     TEL-INSTRUMENT ELECTRONICS CORPORATION
             (Exact name of the Registrant as specified in Charter)

       New Jersey                                             22-1441806
(State of Incorporation)                               I.R.S. Employer ID Number

                 728 Garden Street, Carlstadt, New Jersey 07072
(Address of Principal Executive Offices)                 Zip Code

Registrant's Telephone No. including Area Code:  201-933-1600

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes      _X_            No ____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

     1,961,246 shares of Common stock, $.10 par value as of January 31, 1997.

                     TEL-INSTRUMENT ELECTRONICS CORPORATION


                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----

Financial Statements (Unaudited)

Condensed Comparative Balance Sheets
December 28, 1996 and March 31, 1996                                         1

Condensed Comparative Statements of Operations -
Three and Nine Months Ended December 28, 1996 and December 30,1995           2

Condensed Comparative Statements of Cash Flows -
Nine Months Ended December 28, 1996 and December 30, 1995                    3-4

Notes to Condensed Financial Statements                                      5-6

Management's Discussion and Analysis of Financial Condition
And Results of Operations                                                    7-9

Other SEC Reporting Requirements                                             10

                     TEL-INSTRUMENT ELECTRONICS CORPORATION

                      CONDENSED COMPARATIVE BALANCE SHEETS

                                   (Unaudited)

                                                   December 28,      March 31,
                                                           1996           1996
                                                  -------------   -------------
ASSETS
Current assets:
  Cash                                            $     253,314  $       22,625
  Accounts receivable, net                              253,943         359,494
  Inventories                                           342,407         346,874
  Other current assets                                   13,483           7,135
                                                  -------------   -------------

        Total current assets                            863,147         736,128

Office and manufacturing equipment, net                  55,326          41,825
Other assets, net                                        45,529          46,653
                                                  -------------   -------------

        Total assets                                    964,002         824,606
                                                  =============   =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Convertible subordinated note -
     related party                                       30,000          30,000
   Convertible subordinated note                         35,000          35,000
   Accrued payroll, deferred wages and
     vacation pay                                       426,455         590,353
   Accounts payable and accrued expenses                512,337         580,974
                                                  -------------   -------------

        Total current liabilities                     1,003,792       1,236,327

Note payable - related party                            100,000         100,000
Redeemable preferred stock                                 --           606,643
                                                  -------------   -------------

        Total liabilities                             1,103,792       1,942,970
                                                  -------------   -------------

Stockholders' deficiency
   Common stock                                         196,127         160,383
   Additional paid-in capital                         3,856,371       3,151,432
   Accumulated deficit                               (4,192,288)     (4,430,179)
   Total stockholders deficiency                       (139,790)     (1,118,364)
                                                  -------------   -------------

   Total liabilities and
     stockholders' deficiency                     $     964,002   $     824,606
                                                  =============   =============

See accompanying notes to condensed financial statements.

                     TEL-INSTRUMENT ELECTRONICS CORPORATION

                 CONDENSED COMPARATIVE STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                    Three Months Ended            Nine Months Ended
                                  December 28,  December 30,  December 28,   December 30,
                                     1996          1995         1996            1995
Sales:
   Government, net              $    672,740  $    216,700   $ 1,457,114    $    818,441
   Commercial, net                   267,996       290,765       718,830         909,540
                                ------------  ------------   -----------    ------------
Total sales                          940,736       507,465     2,175,944       1,727,981

Cost of sales                        414,320       190,690        918,472        690,598
                                ------------  ------------   ------------   ------------

Gross margin                         526,416       316,775      1,257,472      1,037,383
                                ------------  ------------   ------------   ------------

Operating expenses
   Selling, general and              221,904       188,755        634,009        564,553
     administrative
   Engineering, research and         117,734       107,909        338,063        287,202
     development
                                ------------  ------------   ------------   ------------

Total operating expenses             339,638       296,664        972,072        851,755
                                ------------  ------------   ------------   ------------

   Profit from operations            186,778        20,111        285,400        185,628

Other income (expenses):
   Interest income                         6           329            615            512
   Interest expense                  (15,017)      (17,558)       (48,124)       (53,032)
                                ------------  ------------   ------------   ------------
        Net profit              $    171,767  $      2,882   $    237,891   $    133,108
                                ============  ============   ============   ============

Earnings per share-primary      $       0.08  $       0.00 $         0.13           0.08
Primary shares                     2,049,629     1,603,606      1,803,769      1,603,806
Earnings per share-full         $       0.08  $       0.00 $         0.13   $       0.08
   diluted
Fully diluted shares               2,049,629     1,603,606      1,866,785      1,603,806
Dividends declared per share         none          none            none           none


See accompanying notes to condensed financial statements

                     TEL-INSTRUMENT ELECTRONICS CORPORATION

                 CONDENSED COMPARATIVE STATEMENTS OF CASH FLOWS

                                   (Unaudited)


                                                        Nine Months Ended

                                                  December 28,    December 30,
                                                          1996            1995
                                                  ------------    ------------

Increase (decrease) in cash:
Cash flows from operating activities:
  Cash received from customers                    $ 2,290,911      $ 1,748,678
  Cash paid to vendors and employees               (2,053,226)      (1,684,567)
  Interest received                                       615              512
  Interest paid                                       (61,173)         (10,313)
                                                  -----------      -----------

   Net cash provided by
     operating activities                             177,127           54,310
                                                  -----------      -----------

Cash flows from investing activities:
   Cash purchases of property,
     plant and equipment                              (33,938)         (10,203)
                                                  -----------      -----------

   Net cash used in investing activities              (33,938)         (10,203)
                                                  -----------      -----------

Cash flows from financing activities:
   Repayment of debt                                     --            (16,667)
   Proceeds from issuance of common stock              87,500             --
                                                  -----------      -----------
   Net cash provided by (used in)
     financing activities                              87,500          (16,667)
                                                  -----------      -----------

Net Increase in cash                                  230,689           27,440
Cash at beginning of period                            22,625           38,768
                                                  -----------      -----------
Cash at end of period                             $   253,314      $    66,208
                                                  ===========      ===========

Supplemental Schedule of non
cash financing items:
   Preferred stock redeemed &
     exchanged for common stock                       606,643             --
   Stocks issued to related party
     for liabilities due                               46,540             --
   Redeemable Preferred Stock
     Dividends Accrued                                   --             22,500



See accompanying notes to condensed financial statements.

                     TEL-INSTRUMENT ELECTRONICS CORPORATION

                                   (Unaudited)


                                                           Nine Months Ended

                                                    December 28,    December 30,
                                                            1996            1995
                                                    ------------    ------------

Net profit                                           $ 237,891       $  133,108
    Adjustments
        Depreciation                                    18,344           12,899
        Disposal of Sales Equipment                      2,093             --



Changes in assets and liabilities:
   Decrease (increase) in accounts receivable          105,551           20,697
   Decrease in inventories                               4,467           26,681
   Decrease (increase) in other current assets          (6,348)             639
   Decrease (increase) in other assets                   1,124           (1,126)
   Decrease in accounts payable
     and accrued expenses                              (68,637)        (152,189)
   (Decrease) increase in accrued
     payroll, deferred wages and
     vacation pay                                     (117,358)          13,601
                                                     ---------        ---------

Net cash provided by operating activities            $ 177,127        $  54,310
                                                     =========        =========

See accompanying notes to condensed financial statements.

                     TEL-INSTRUMENT ELECTRONICS CORPORATION

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 1

In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position of Tel Instrument Electronics Corp. as of December 28, 1996, the results of operations for the three and nine months ended December 28, 1996 and December 30, 1995 and statements of cash flows for the nine months ended December 28, 1996 and December 30, 1995. These results are not necessarily indicative of the results to be expected for the full year.

These statements should be read in conjunction with the Company's Annual Report to the Securities and Exchange Commission on Form 10-K for the year ended March 31, 1996.

Note 2

Certain reclassifications have been made to the fiscal year 1996 financial statements to conform with the fiscal year 1997 presentation.

Note 3

Primary and fully diluted earnings per share are based on the weighted average number of common shares and common share equivalents outstanding. Common share equivalents include stock options and warrants using the treasury stock method.

Note 4

In July, 1996 a group of the Company's employees and creditors purchased the preferred stock and dividends and exchanged such stock for common stock of the Company. The Preferred Stock and dividends were exchanged for 178,720 shares of newly issued common stock and stock purchase warrants for additional 35,744 shares of common stock. The purchase warrants are exercisable at price per share of $0.75 until March 31, 1997, $1.50 until March 31, 1998, and $2.25, until
March 31, 1999.

Note 5

In September the Company offered all shareholders the right to purchase an additional 178,720 shares of common stock at $0.75 per share and issued, to such participating shareholders 35,744 in stock purchase warrants with the same terms as those described above. This stock has been fully subscribed and the stock certificates and warrants have been issued. The Company received $87,500 in cash for 116,667 shares and satisfied its liabilities of $46,540 for 62,053 shares that were issued to the Company President. These shares and warrants were sold pursuant to an exemption from registration under the Securities Act of 1933 pursuant to section 4, paragraph (2) as a transaction by an issuer not involving any public offering. The shares were sold to a limited number of knowledgeable and sophisticated employees, creditors and shareholders and the stock certificates bear a legend restricting transfer.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION

RESULTS OF OPERATION

Sales

Net sales increased $433,271 (85.4%) and $447,963 (25.9%) for the three and nine months ended December 28, 1996, respectively, as compared to the same periods in the prior fiscal year. The increase in sales is attributed to the government segment for shipments associated with a contract with the United States Air Force. The uncertainty of the commercial segment continues and led to a decline in commercial sales which offset some of the increase in government sales. While sales increased, the stagnant conditions experienced in both the commercial airline and government segments continue. In fiscal year 1995 the Company was awarded an open quantity contract by the U.S. Air Force to which firm orders have been received in the amount of $2,304,896. Shipments against this contract began in the first quarter of fiscal year 1996 and will continue through the third quarter of the next fiscal year. Both commercial and government sales were held down in the second quarter because of missed shipments of key parts by one vendor whose problems have since been remedied. These missed shipments were shipped in this quarter causing better than expected sales for this quarter. The future growth and profitability continue to be dependent on a turnaround of the commercial airline market, the introduction and acceptance of new products, and the award of additional government contracts.

Gross Margin

Gross margin increased $209,641 (66.2%) and $220,089 (21.2%) for the three and nine months ended December 28, 1996, respectively, as compared to the corresponding periods in the prior fiscal year. This increase is attributed to the higher volume. The gross margin percentage was 57.8% for the nine months ended December 28, 1996 as compared to 60% for the same period last year. The lower percentage gross margin is attributed to shipment of the lower margin products for the Air Force contract.

Operating Expenses

Total selling, general and administrative expenses increased $33,149 (17.6%) and $69,456 (12.3%)for the three and nine months ended December 28, 1996, respectively, as compared to the same periods in the prior fiscal year. The increase is attributed to an increase in selling expenses and commissions associated with government sales and accrued employee incentive compensation. Engineering, research and development expenditures increased $9,825 (9.1%) for the three month period ending December 28, 1996, and increased $50,861 (17.7%) for the nine month period ending December 28, 1996, due to increased new product development efforts and accrued employee incentive compensation.

The net income for the three months ended December 28, 1996 was $171,767 or $.08 per share as compared to a net income of $2,882 or $0.00 per share for the three months ended December 30, 1995.


The net income for the nine months ended December 28, 1996 was $237,891 or $0.13 per share as compared to a net income of $133,108 or $0.08 per share for the nine months ended December 30, 1995.

Liquidity And Capital Resources

At December 31, 1996 the Company's working capital deficiency decreased $359,554 to $140,645 from March 31, 1996. Net cash provided by operating activities also improved for the nine months ended December 28, 1996 to $177,127 as compared to $25,039 for the same period last year..

The Company's liquidity and capital position was improved primarily by the Company's increased profitability and the redemption of the outstanding redeemable preferred stock (the "Preferred Stock"). In July, 1996 a group of the Company's employees and creditor's purchased the Preferred Stock and dividends from the preferred stockholder for $111,700 and exchanged the Preferred Stock for common stock.

The Preferred Stock and dividends were exchanged for 178,720 shares of newly issued common stock and stock purchase warrants for additional 35,744 shares of common stock. The purchase warrants are exercisable at price per share of $0.75 until March 31, 1997, $1.50 until March 31, 1998, and $2.25, until March 31, 1999.

In September the Company offered all shareholders the right to purchase additional 178,720 shares of common stock at $0.75 per share and issued, to such participating shareholders 35,744 in stock purchase warrants with the same terms as those described above. This stock has been fully subscribed and the stock certificates and warrants have been issued. The Company received $87,500 in cash for 116,667 shares and satisfied its liabilities of $46,540 for 62,053 shares that were issued to the Company President. These shares and warrants were sold pursuant to an exemption from registration under the Securities Act of 1933 pursuant to Section 4 Paragraph (2) as a transaction by an issuer not involving any public offering. The shares were sold to a limited number of knowledgeable and sophisticated employees, creditors and shareholders and the stock certificates bear a legend restricting transfer.

The Company continues to explore additional opportunities to find ways to improve its profitability and cash flow. Based upon the current backlog and cash on hand the Company believes that it should have sufficient working capital to fund its plans over the next twelve months.

There has been no established public trading market for Registrant's Common Stock. Subsequent to the public offering of the Company's Common Stock in December 1988, the Common Stock has traded sporadically in the over-the-counter market. During the three month period ended December 31, 1996, the high and low bids were $1.31 and $.75, respectively. These quotations reflect inter-dealer prices, without retail markup or commission and may not necessarily represent actual transactions.

Inflation did not have a material impact on the results of the Company's operations for the nine months ended December 28, 1996.

These statements should be read in conjunction with the Company's annual report to the Securities and Exchange Commission on Form 10-K for fiscal year ending March 31, 1996.

Other SEC Reporting Requirements

Submission of Matters to a Vote of Security Holders

(a) The Annual Meeting of Shareholders was held on September 5, 1996 (the "Annual Meeting").

(b) Not applicable because (i) proxies for the Annual Meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934; (ii) there was no solicitation in opposition to management's nominees as listed in the Company's proxy statement; and (iii) all of such nominees were elected.

(c) At the Annual Meeting, the Company's shareholders voted in favor of management's nominees for election as directors of the Company as follows:

                                           For                 Against
                                           ---                 -------

         Harold K. Fletcher                1,155,096              0
         Robert J. Walker                  1,155,096              0
         George F. Leon                    1,155,096              0

The shareholders also voted all 1,155,096 shares in favor of Coopers and Lybrand as the Corporation's certified public accountants for the fiscal year ending March 31, 1997.

The shareholders also voted all 1,155,096 shares for the redemption and cancellation of the Redeemable Preferred Stock and all accrued dividends, in exchange for 178,720 shares of common stock and warrants to purchase 35,744 shares of common stock.

The shareholders also voted all 1,155,096 shares in favor of the directors' action to authorize the offer and sale to shareholders of 178,720 shares of common stock and warrants to purchase 35,744 shares of common stock.

The  shareholders   voted  all  1,155,096  share  to  amend  the   Corporation's
Certificate of Incorporation to increase the authorized common shares to 4,000,000 and preferred shares to 1,000,000.

(d) Not applicable.

Exhibits and Reports on Form 8-K

(a) The Company has not filed any exhibits as part of this Quarterly Report on Form 10-Q.

(b) During the quarter ended December 31, 1995, the Company did not file any current Reports on Form 8-K.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   TEL-INSTRUMENT ELECTRONICS CORP.





Date February 21, 1997              /s/ Harold K. Fletcher
                                    ------------------------------
                                        Harold K. Fletcher
                                        Chairman and President