Form 10-K
period 1997-03-31
TEL INSTRUMENT ELECTRONICS CORP
filed 1997-07-14
CIK 96885

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-K

                 Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the fiscal year                                          Commission File No.
ended March 31, 1997                                             33-18978

                        TEL-INSTRUMENT ELECTRONICS CORP.
             (Exact name of Registrant as specified in its charter)

      New Jersey                                          22-1441806
(State of incorporation)                    (IRS Employer Identification Number)

           728 Garden Street
         Carlstadt, New Jersey                              07072
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code:   (201) 933-1600

Securities registered pursuant to Section 12(b) of the Act:

                        None

Securities registered pursuant to Section 12(g) of the Act:

                        None

Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]. No [ ].

The aggregate market value of the voting Common Stock (par value $.10 per share) held by non-affiliates on June 19, 1997 was $ 1,008,014.

2,030,948 shares of Common Stock were outstanding as of June 19, 1997.

Total Pages - 35

Exhibit Index - pages 32-33

                                     PART I

Item 1. Business

     General

     Tel-Instrument Electronics Corp. ("Tel" or the "Company") designs, manufactures and sells test equipment to the general aviation and commercial aviation market and to the government/military aviation market, both domestically and internationally. The Company has been in business since 1947.

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

     The Company is also reviewing possible ways to expand its business into other markets to capitalize on its technology.

     The table below sets forth the composition of Tel's sales for the last three fiscal years.

                              Year Ended     Year Ended     Year Ended
                               March 31,      March 31,      March 31,
                                 1997           1996           1995
                                 ----           ----           ----

          Commercial          $1,140,779     $1,274,606     $1,268,422
          Government           2,024,895      1,043,482        597,070


     In the fiscal year ended March 31, 1995, Tel won a competitive solicitation from the United States Air Force (USAF) for the Model T-30CM. Sales derived from this contract represented 46% and 37% of total government sales for the years ended March 31, 1997 and 1996, respectively. In March 1997, the Company received a $710,703 order from Allied Signal to be shipped in the first half of fiscal 1998. The end user is in the Far East. The Company has sufficient backlog to maintain the current level for government sales for the next fiscal year.

     Foreign commercial sales are made direct or through American export agents at a discount reflecting the 15% selling commission under oral, year-to-year arrangements. For the years ended March 31, 1997, 1996 and 1995, foreign commercial sales were 14%, 27% and 17%, respectively, of total commercial sales.

     Tel sells its products either directly or through distributors to its commercial customers. There is no written agreement with the distributors who receive a 15% discount for stocking and selling these products. Tel also gives a 5% to 10% discount to non-stocking distributors depending on their sales volume and promotional effort. Independent sales representatives receive 5% to 10% commissions depending on their sales volume and promotional efforts.

     Set forth below is Tel's backlog at March 31, 1997 and 1996. Sales increased again in fiscal year 1997 because of government orders. (See Management's Discussion - Item 7 and Markets - Item 1).

     Tel believes that all of the backlog at March 31, 1997 will be delivered during the fiscal year ending March 31, 1998.

                              Commercial        Government           Total
                              ----------        ----------           -----

          March 31, 1997      $ 174,600          2,276,952         2,451,552
          March 31, 1996          9,900          1,756,602         1,766,502

     All of the backlog is pursuant to purchase orders and all of the government contracts are fully funded. However, government contracts are always susceptible to termination for convenience.

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

     The civilian market for avionic testing equipment is dominated by three manufacturers, of which Tel is believed to be the third largest. The market is relatively small. While sales to domestic and foreign commercial customers declined in 1997, the Company believes that the foreign commercial market represents a better opportunity than the US commercial market for growth.

     Future domestic growth will depend on whether the U.S. Federal Aviation Administration (FAA) implements plans to upgrade the U.S. air traffic control system and on continuing recent trends towards more sophisticated avionics systems, both of which would require the design and manufacture of new test equipment. The Company continues to analyze the needs of the market in order to develop new and improved instruments to meet emerging FAA requirements and redesign models to add functions and reduce the cost of manufacturing. The Company believes its test equipment is recognized by its customers for its quality, durability and reliability.

     Tel sells to many commercial customers. In fiscal 1997, no end user customer or distributor accounted for more than 10% of commercial sales. In fiscal year 1996, the only customers purchasing over 10% of Tel's commercial sales were two distributors (14% and 12%) who sell to many end users.

     The military market is large, but is dominated by large corporations with substantially greater resources than Tel. Tel bids for government contracts on competitive bids, on the basis of "small business set asides" (i.e., statutory provisions requiring the military to entertain bids only from statutorily defined small businesses), and on bids for sub-contracts from major government suppliers. The Company's government sales has increased from $244,289 in fiscal year 1992 to $2,024,895 in fiscal year 1997.

     Because of the larger size of the military market, in contrast to the limited civilian market, Tel has been increasing its efforts to obtain military contracts and sub-contracts. Although it is anticipated that the total defense budget will continue to decline, management believes that the portion devoted to operation and maintenance of existing and improved avionics will be less adversely affected and, therefore, the market for test equipment will increase. Tel has increased its concentration on meeting end user needs by modifying commercial designs to satisfy special government/military requirements. This approach appears to be viable as Tel has been able to sell the T-36M, T-49C, T-49CF, T-47 Family and T-48I to government agencies and prime contractors with a growing list of other prospective buyers. Government small purchase procedures allow Tel to sell test sets to users who could have influence on future government purchases. Tel will also continue its efforts to penetrate the export market and is actively seeking a European distributor.

     Competition

     In the general aviation and airline market, Tel competes principally with IFR, an independent firm, and with JC Air, a division of BFGoodrich. This market is highly competitive. Tel has generally been successful because of its high quality products, competitive prices, and responsive service. Tel also provides customers with calibration and repair services.

     The military market is dominated by large corporations with greater operating experience with the military. Tel competes in this market by selling applicable "best commercial practice" test equipment, adapted to government standards, by bidding for small business set asides and by subcontracting with larger corporations to produce subsystems. Tel's equipment is both capable and durable, and less expensive than its competitors.

     Tel's past ability to compete in the civil aviation market and the military market has been restricted because of limited financial resources, however, the improvement in financial position allows it to compete more effectively (see Liquidity and Capital Resources in Item 7). Tel has no patents or licenses which are material to its business.

     Research and Development

     In the fiscal years ended March 31, 1997, 1996 and 1995, Tel spent $486,884, $390,399 and $315,331, respectively, on the research and development of new and improved products. None of these amounts was sponsored by customers. Tel's management believes that continued and increased expenditures for research and development are necessary to enable Tel to expand its sales and generate profits.

     In fiscal year 1997, the development of the military version of the T-36 (T-36M) using a microprocessor for control, and an IFF interrogator test version of the T-47C (T-47N) were completed. A contract for the T-36M for $324,795 was received in April 1996 and a proposal for a modified T-47N (T-47M) was submitted to the U.S. Navy in May 1997.

Item 2. Properties and Personnel

     The Company leases 11,164 square feet in Carlstadt, New Jersey as its manufacturing plant and administrative offices, pursuant to a five year lease expiring in August, 1998. Tel is unaware of any environmental problems in connection with its location and, because of the nature of its manufacturing activities, does not anticipate such problems.

     Tel has ten manufacturing, seven administrative and sales, and three research and development employees, none of whom belongs to a union. Tel does not anticipate any difficulty in adding personnel as required. The Company also uses several part-time consultants on an as needed basis.

Item 3. Pending Legal Proceedings

     There are no material pending legal proceedings.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

     Market Information

     There has been no established public trading market for Registrant's Common Stock. Subsequent to the public offering of the Company's Common Stock in December 1988, the Common Stock has traded sporadically in the over-the-counter market. During the fiscal year ended March 31, 1997, the Company's Common Stock had the high and low bids of $1.75 and $0.75, respectively. These quotations reflect inter-dealer prices, without retail markup or commission and may not necessarily represent actual transactions.

     Approximate Number of Equity Security Holders

                                        Number of Record
                                         Holders as of
        Title of Class                   March 31, 1997
        --------------                   --------------
        Common Stock, par value
           $.10 per share                     846

     Dividends

     Registrant has not paid dividends on its Common Stock and does not expect to pay such dividends in the foreseeable future.

Item 6. Selected Financial Data

                        TEL-INSTRUMENT ELECTRONICS CORP.
                        SUMMARY OF FINANCIAL INFORMATION

                                                                    Years Ended March 31,
                                                ----------------------------------------------------------------
                                                1997          1996            1995           1994           1993
                                                ----          ----            ----           ----           ----
Statement of Operations Data:
    Net Revenues                           $ 3,165,674    $ 2,318,088    $ 1,865,492     $1,308,939    $ 1,430,923
                                           -----------    -----------    -----------     ----------    -----------
  Operating costs and expenses:
    Cost of sales                            1,325,659      1,022,942        888,213        619,165        772,312
    Selling, general and
      administrative                           854,093        739,912        575,124        506,595        486,455
    Engineering, research
      and development                          486,884        390,399        315,331        236,206        317,937
                                           -----------    -----------    -----------    ----------    -----------
                                           $ 2,666,636    $ 2,153,253    $ 1,778,668     $1,361,966    $ 1,576,704
                                           -----------    -----------    -----------     ----------    -----------
    Operating income/(loss)                    499,038        164,835         86,824        (53,027)      (145,781)

    Other expenses, net                        (57,954)       (69,156)       (76,348)       (66,116)       (54,815)
                                           -----------    -----------    -----------     ----------    -----------
    Income/(loss)
      before extraordinary                     441,084         95,679         10,476       (119,143)      (200,596)
      item and income taxes
Extraordinary item                                --             --           12,000           --             --
                                           -----------    -----------    -----------     ----------    -----------
  Net income before income taxes               441,084         95,679         22,476       (119,143)      (200,596)

  Income tax benefit                           340,200           --             --             --             --
                                           -----------    -----------    -----------     ----------    -----------
  Net Income                               $   781,284    $    95,679    $    22,476     $ (119,143)   $  (200,596)
                                           ===========    ===========    ===========     ==========    ===========
  Income/(loss) per share from
    continuing operations:
    Before extraordinary item (1)          $      0.41    $      0.04    $     (0.01)    $    (0.09)   $     (0.14)
    Extraordinary item                            --             --             0.01           --             --
                                           -----------    -----------    -----------     ----------    -----------
  Income/(loss) per
    common share                           $      0.41    $      0.04    $      --       $    (0.09)   $     (0.14)
                                           ===========    ===========    ===========     ==========    ===========

                                                                    Years Ended March 31,
                                                ----------------------------------------------------------------
                                                1997          1996            1995           1994           1993
                                                ----          ----            ----           ----           ----
Balance Sheet Data:
  Working capital (deficiency)             $   440,978    $  (500,199)   $  (519,207)    $ (506,519)   $  (385,862)

  Total assets                               1,648,066        824,606        872,442        780,825        640,435

  Long-term debt                               365,000        100,000        165,000        200,000        200,000

  Redeemable preferred stock                      --          606,643        576,643        546,643        516,643

  Stockholders' equity (deficiency)            455,254     (1,118,364)    (1,184,031)    (1,176,507)    (1,027,364)


(1) The earning/(loss) per share is calculated on the weighted average number of shares outstanding. For the years 1993 to 1996 the preferred stock dividends of $30,000 per year were deducted from income/(loss) before extraordinary item and income taxes.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Results of Operations 1997 Compared to 1996

     For the year ended March 31, 1997 sales increased $847,586 (36.6%) to $3,165,674, as compared to the year ended March 31, 1996. This increase in sales is attributed to the government segment and specifically for specific sales associated with a contract with the USAF. The uncertainty of the commercial market continues and, as such, the Company has been emphasizing its efforts in the government market. The Company has been very active in responding to requests for proposal from the U.S. Government and continues to modify its products to respond to these requests. The Company is also seeking to expand its business into other markets to capitalize on its test equipment technology. However, there can be no assurance that the Company will be successful in this endeavor.

     Gross margin increased $544,869 (42.1%) for the year ended March 31, 1997 as compared to the prior year. This increase is primarily attributed to the higher volume. There were no significant price increases during 1997. The gross margin as a percentage of sales for the year ended March 31, 1997 was 58.1% as compared to 55.9% for the year ended March 31, 1996 and improved due to reductions in manufacturing cost.

     Total selling, general and administrative expenses increased $114,181 (15.4%) for the year ended March 31, 1997 as compared to the previous year. This increase is due to higher selling expenses associated with increased commissions as a result of higher government sales, increased professional fees, and employee incentive compensation. Engineering, research and development expenses increased $96,485 (24.7%) due to increased new product development efforts and employee incentive compensation.

     Net income before income taxes and income tax benefit was $441,084 for the year ended March 31, 1997, as compared to $95,679 for the year ended March 31, 1996.

     For the year ended March 31, 1997, the Company recorded an income tax benefit of $340,200 as the Company believes it is more likely than not that it will realize a portion of its net operating losses before they expire. The inability to obtain new profitable contracts or the failure of the Company's engineering development efforts could reduce estimates of future profitability in the near term, which could affect the Company's ability to utilize the deferred tax asset on the balance sheet or its loss carryfowards. This amount is only an estimate and may differ from actual future results. See Note 8 in the Notes to Financial Statements.

     Net income for the year ended March 31, 1997 was $781,284 or $0.41 per share as compared to $95,679 or $0.04 per share for the year ended March 31, 1996.

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

     Results of Operations 1996 Compared to 1995 (Continued)

     account for these increases. While commercial sales increased, the commercial airline market remained stagnant. The Company was awarded a contract from the CDF in fiscal year 1994 in the amount of $630,700 of which $309,400 was shipped during fiscal year 1996 to complete the contract. In fiscal year 1995 the Company won an open quantity contract from the USAF of which firm orders have been received in the amount of$1,777,045 and $386,742 of these orders were shipped in fiscal year 1996. The balance of the orders from the USAF are expected to be delivered in fiscal years 1997 and 1998.

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

     Liquidity and Capital Resources

     At March 31, 1997 the Company had positive working capital of $440,978 as compared to a working capital deficiency of $500,199 at March 31, 1996. The Company's liquidity and capital position was improved primarily by the
     Company's increased profitability, the redemption of the outstanding redeemable preferred stock (the "Preferred Stock") (see Note 7 to Notes to the Financial Statements), and the conversion of certain current liabilities to long-term debt (see Note 10 to Notes to the Financial Statements). Cash provided by operations was $464,557 for the year ended March 31, 1997 as compared to $20,137 for the year ended March 31, 1996. This improvement is due to the increased profitability and to a decrease in accounts receivable which was partially offset by an increase in inventories and other assets.

     The Company continues to explore additional opportunities to find ways to improve its profitability and cash flow. Based upon the current backlog and cash on hand, the Company believes that it should have sufficient working capital to fund its plans over the next twelve months and on a long term basis. At present, the Company does expect to incur long-term material needs for capital outside of its normal operating activities.

     The Company has received a letter of intent from a related party for financing a future significant government contract.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     Liquidity and Capital Resources (Continued)

     There was no significant impact on the Company's operations as a result of inflation for the year ended March 31, 1997.

     Other Accounting Matters

     In February of 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No 128 "earnings Per Share" (SFAS 128). SFAS 128 supersedes Accounting Principles Board Opinion No. 15, Earnings Per Share (APB 15) and specifies the computation, presentation, and disclosure requirements for earnings per share for entities with publicly held common stock. SFAS 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997.

     The Company does not expect the adoption of SFAS 128 to have a material impact on the Company.

Item 8. Financial Statements and Supplementary Data

                                                                           Pages
                                                                           -----
          (1)  Financial Statements:

                 Report of Independent Accountants                          12

                 Balance Sheets - March 31, 1997 and 1996                   13

                 Statements of Operations - Years Ended
                   March 31, 1997, 1996 and 1995                            14

                 Statements of Changes in Stockholders'
                   Equity/(Deficiency) - Years Ended March 31,
                   1997, 1996 and 1995                                      15

                 Statements of Cash Flows - Years Ended
                    March 31, 1997, 1996 and 1995                           16

                 Notes to Financial Statements                             17-27

          (2)  Financial Statement Schedule:

                  II - Valuation and Qualifying Accounts                    28

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tel-Instrument Electronics Corp. as of March 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 1997, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole presents fairly, in all material respects, the information required to be included therein.

                                                    COOPERS & LYBRAND L.L.P.

     Parsippany, New Jersey
     May 30, 1997

TEL-INSTRUMENT ELECTRONICS CORP.

Balance Sheets

                                                               March 31,
                                                         --------------------
                      ASSETS                             1997            1996
                                                         ----            ----
Current assets:
   Cash                                              $   528,636    $    22,625
   Accounts receivable, net of
      allowance for doubtful accounts
      of $65,521 and $66,090 at March 31,
      1997 and 1996, respectively                        302,737        359,494
   Inventories, net                                      352,173        346,874
   Prepaid expenses and other current assets               6,944          7,135
   Deferred income tax benefit - current                  78,300           --
                                                     -----------    -----------
       Total current assets                            1,268,790        736,128

Office and manufacturing equipment, net                   45,492         41,825
Other assets                                              71,884         46,653
Deferred income tax benefit                              261,900           --
                                                     -----------    -----------
Total assets                                         $ 1,648,066    $   824,606
                                                     ===========    ===========

LIABILITIES AND STOCKHOLDERS'/ EQUITY/(DEFICIENCY)

Current liabilities:
   Convertible subordinated note -
     related party                                   $      --      $    30,000
   Convertible subordinated note                            --           35,000
   Accounts payable                                       89,344         93,789
   Accrued payroll, vacation pay and
     deferred wages                                      342,432        590,353
   Accrued expenses - related parties                     70,480        136,086
   Other accrued expenses                                325,556        351,099
                                                     -----------    -----------
       Total current liabilities                         827,812      1,236,327

Note payable - related party                             350,000        100,000
Convertible subordinated note - related party             15,000           --
Redeemable preferred stock - redemption value
     of $375,075, plus unpaid dividends                     --          606,643

Stockholders' equity/(deficiency):
   Common stock, par value $.10 per
     share, 2,030,948 and 1,603,806
     issued and outstanding as of
     March 31, 1997 and 1996, respectively               203,097        160,383
   Additional paid-in capital                          3,901,052      3,151,432
   Accumulated deficit                                (3,648,895)    (4,430,179)
                                                     -----------    -----------
       Total stockholders'
         equity/(deficiency)                             455,254     (1,118,364)
                                                     -----------    -----------
   Total liabilities and stockholders'
     equity/(deficiency)                             $ 1,648,066    $   824,606
                                                     ===========    ===========

    The accompanying notes are an integral part of the financial statements.

TEL-INSTRUMENT ELECTRONICS CORP.

Statements of Operations

                                          For the years ended March 31,
                                        ---------------------------------
                                        1997          1996           1995
                                        ----          ----           ----
Sales - commercial, net            $ 1,140,779    $ 1,274,606    $ 1,268,422
Sales - government, net              2,024,895      1,043,482        597,070
                                   -----------    -----------    -----------
    Total Sales                      3,165,674      2,318,088      1,865,492

Cost of sales                        1,325,659      1,022,942        888,213
                                   -----------    -----------    -----------
    Gross margin                     1,840,015      1,295,146        977,279
                                   -----------    -----------    -----------
Operating expenses:
  Selling, general and
    administrative                     854,093        739,912        575,124
  Engineering, research
    and development                    486,884        390,399        315,331
                                   -----------    -----------    -----------
    Total Operating Expense          1,340,977      1,130,311        890,455
                                   -----------    -----------    -----------
      Income from operations           499,038        164,835         86,824

Other income/(expense):
    Interest income                      5,183           --             --
    Interest expense                   (51,137)       (57,570)       (60,748)
    Interest expense -
      related parties                  (12,000)       (12,100)       (15,600)
    Other, net                            --              514           --
                                   -----------    -----------    -----------
Income before extraordinary
  item and income taxes                441,084         95,679         10,476

Extraordinary item -
  extinguishment of debt                  --             --           12,000
                                   -----------    -----------    -----------
Net income before income
  taxes                                441,084         95,679         22,476
Income tax benefit                     340,200           --             --
                                   -----------    -----------    -----------
   Net Income                      $   781,284    $    95,679    $    22,476
                                   ===========    ===========    ===========

Income/(loss) per common share:
    Before extraordinary item      $      0.41    $      0.04    $     (0.01)
    Extraordinary item                    --             --             0.01
                                   -----------    -----------    -----------
Income/(loss) per common share     $      0.41    $      0.04    $      --
                                   ===========    ===========    ===========
Weighted average number
  of shares outstanding              1,894,737      1,603,806      1,603,806
                                   ===========    ===========    ===========

The accompanying notes are an integral part of the financial statements.

TEL-INSTRUMENT ELECTRONICS CORP.

Statements Of Changes In Stockholders' Equity (Deficiency)


                                                               Common Stock
                                                  ----------------------------------     Additional
                                                      Number of Shares                    Paid-In     Accumulated
                                                  Authorized      Issued      Amount      Capital       Deficit       Total
                                                  ----------      ------      ------      -------       -------       -----
  Balances March 31, 1994                         2,000,000     1,603,806    $160,383   $3,211,444   $(4,548,334)   $(1,176,507)

Net income                                                                                                22,476         22,476
Redeemable preferred stock
  dividends accrued                                                                        (30,000)                     (30,000)
                                                 ----------    ----------    --------   ----------   -----------    -----------
  Balances March 31, 1995                         2,000,000     1,603,806    $160,383   $3,181,444   $(4,525,858)   $(1,184,031)

Net income                                                                                                95,679         95,679
Repurchase of shares                                                                           (12)                         (12)
Redeemable preferred stock
  dividends accrued                                                                        (30,000)                     (30,000)
                                                 ----------    ----------    --------   ----------   -----------    -----------
  Balances March 31, 1996                         2,000,000     1,603,806    $160,383   $3,151,432   $(4,430,179)   $(1,118,364)

Net income                                                                                               781,284        781,284
Exchange of redeemable
  preferred stock for common stock
  and stock purchase warrants                                     178,720      17,872      588,771                      606,643

Issuance of common stock shares and
  stock purchase warrants                                         178,720      17,872      116,168                      134,040
Issuance of common stock in connection
  with the exercise of stock
  purchase warrants                                                68,035       6,803       44,223                       51,026
Issuance of common stock in connection
  with the exercise of stock options                                1,667         167          458                          625
                                                 ----------    ----------    --------   ----------   -----------    -----------
  Balances March 31, 1997                         4,000,000     2,030,948    $203,097   $3,901,052   $(3,648,895)   $   455,254
                                                 ==========    ==========    ========   ==========   ===========    ===========

The accompanying notes are an integral part of the financial statements.

TEL-INSTRUMENT ELECTRONICS CORP.

Statements Of Cash Flows
Increase (Decrease) In Cash

                                                  For the years ended March 31,
                                                  -----------------------------
                                                  1997        1996         1995
                                                  ----        ----         ----
Cash flows from operating activities:
  Net income                                  $ 781,284   $  95,679   $  22,476
  Adjustments to reconcile net income
    to cash provided by operating
    activities:
      Deferred income tax benefit              (340,200)       --          --
      Depreciation and amortization              18,222      17,994      17,067
      Provision for losses on accounts
        receivable                                 --        15,000      16,000
      Provision for inventory obsolescence        8,298        --        70,336
      Gain on early extinguishment of debt         --          --       (12,000)
      Gain on sale of equipment                    --          --        (7,014)
      Changes in assets and liabilities:
        Decrease/(increase) in accounts
          receivable                             56,757    (135,015)      3,650
        (Increase)/decrease in
          inventories                           (13,597)    135,399    (155,592)
        (Increase)/decrease in other
          assets                                (25,040)     17,916      10,853
        (Decrease)/increase in accounts
          payable                                (4,445)   (152,313)     78,632
        (Decrease)/increase in accrued
          expenses                              (16,722)     25,477      58,842
                                              ---------   ---------   ---------
        Net cash provided by operating
          activities                            464,557      20,137     103,250
                                              ---------   ---------   ---------
Cash flows from investing activities:
  Additions to office and manufacturing
    equipment                                   (21,889)    (19,601)    (36,119)
  Proceeds from sale of equipment                                        12,000
                                              ---------   ---------   ---------
        Net cash used in investing
          activities                            (21,889)    (19,601)    (24,119)
                                              ---------   ---------   ---------
Cash flows from financing activities:
  Repayment of notes payable                       --       (16,667)    (33,333)
  Proceeds from issuance of
    shares and warrants                          87,500
  Proceeds from exercise of warrants
    and options                                  25,843         (12)       --
  Repayment of convertible
    subordinated note                           (50,000)       --       (23,000)
                                              ---------   ---------   ---------
        Net cash provided by (used in)
          financing activities                   63,343     (16,679)    (56,333)
                                              ---------   ---------   ---------
Net increase in cash                            506,011     (16,143)     22,798

Cash - beginning of year                         22,625      38,768      15,970
                                              ---------   ---------   ---------
Cash - end of year                            $ 528,636   $  22,625   $  38,768
                                              =========   =========   =========
Non-cash investing and
 financing activities:
  Redeemable preferred stock
    dividends accrued                         $    --     $  30,000   $  30,000
                                              =========   =========   =========
  Conversion of accrued expenses to
    convertible subordinated note               250,000        --          --
                                              =========   =========   =========
  Conversion of accrued expenses
    for common stock in lieu of payment          72,348        --          --
                                              =========   =========   =========
Exchange of redeemable preferred stock
    for common stock and stock purchase
    warrants (see Note 7)
Supplemental information:
  Interest paid                               $ 219,481   $  20,153   $   8,667
                                              =========   =========   =========

The accompanying notes are an integral part of the financial statements.

TEL-INSTRUMENT ELECTRONICS CORP.

Notes To Financial Statements

1.   Business and Organization

     Tel-Instrument Electronics Corp. ("Tel" or the "Company") has been in business since 1947. The Company designs, manufactures, and markets avionic test equipment for the general and commercial aviation markets and for the government/military aviation markets. The Company's instruments are used to test navigation and communications equipment installed in aircraft. The Company sells its equipment to both the domestic and international markets.

2.   Summary of Significant Accounting Policies

     Revenue Recognition:

     Revenues are recognized at the time of shipment and provisions, when appropriate, are made where the right to return exists.

     Cash and Cash Equivalents:

     For purposes of the statements of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents are carried at costs which approximates market value.

     Concentrations of Credit Risk:

     Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable. The Company's customer base is primarily comprised of airlines and the U.S. Government. As of March 31, 1997, the Company believes it has no concentration of credit risk with its accounts receivable.

     Inventories:

     Inventories are stated at the lower of cost or market. Cost is determined on a first-in, first-out basis. In accordance with industry practice, service parts inventory is included in current assets, although parts are carried for established requirements during the serviceable lives of the products and, therefore, are not expected to be sold within one year.

TEL-INSTRUMENT ELECTRONICS CORP.

2.   Summary of Significant Accounting Policies (Continued)

     Office and Manufacturing Equipment:

     Office and manufacturing equipment are stated at cost. Depreciation and amortization is provided on a straight-line basis over periods ranging from 3 to 10 years.

     Maintenance, repairs, and renewals that do not materially add to the value of the equipment nor appreciably prolong its life are charged to expense as incurred. Upon retirement or disposition of a fixed asset, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is included in the Statements of Operations.

     Research and Development Costs:

     Research and development costs are expensed as incurred.

     Income/(Loss) Per Common Share:

     The computation of income/(loss) per common share is based on the weighted average number of shares outstanding, including dilutive common stock equivalents. Preferred stock dividends are considered when determining per share amounts. In fiscal 1995 the preferred stock dividend of $30,000 was deducted from the income before extraordinary item of $10,476, which resulted in the loss per share before extraordinary item of $.01. The convertible subordinated notes are not considered common stock equivalents for the purpose of determining per share amounts.

     Accounting for Income Taxes:

     Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using enacted tax rates and laws that will be in effect when such differences are expected to reverse. The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance for any tax benefit which is not expected to be realized. The effect on deferred tax assets and liabilities of a change in tax rate is recognized in the period that such tax rate changes are enacted.

     Stock Option Plan:

     Prior to April 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On April 1, 1996, the Company adopted
     Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), which permits companies to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively SFAS 123 allows companies to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per

TEL-INSTRUMENT ELECTRONICS CORP.

2.   Summary of Significant Accounting Policies (Continued)

     share disclosures for employee stock option grants made in fiscal year 1996 and future years as if the fair-value-based method as defined in SFAS No. 123 has been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

     Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires that management make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The most significant estimates include taxes, inventory and accounts receivable valuation.

     Reclassification

     Certain amounts have been reclassified to conform to the current year presentation.

TEL-INSTRUMENT ELECTRONICS CORP.

3.   Accounts Receivable

     The following tabulation sets forth the components of accounts receivable:

                                                          March 31,
                                                ---------------------------
                                                  1997               1996
                                                --------           --------
     Government                                 $163,490           $147,542
     Commercial                                  139,247            211,952
                                                --------           --------
                                                $302,737           $359,494
                                                ========           ========

4.   Inventories

     Inventories consist of:

                                                          March 31,
                                                ---------------------------
                                                  1997               1996
                                                --------           --------
     Purchased parts                            $213,842           $160,327
     Work-in-process                             206,750            246,668
     Less: Reserve for obsolescence              (68,419)           (60,121)
                                                --------           --------
                                                $352,173           $346,874
                                                ========           ========

     The work-in-process includes $71,943 and $147,090 for government contracts at March 31, 1997 and March 31, 1996, respectively.

5.   Office and Manufacturing Equipment

                                                          March 31,
                                                ---------------------------
                                                  1997               1996
                                                --------           --------
     Leasehold Improvements                    $  39,657          $  36,999
     Machinery and equipment                     487,672            471,083
     Sales equipment                              70,663             68,021
     Less:  Accumulated depreciation            (552,500)          (534,278)
                                               ---------          ---------
                                               $  45,492          $  41,825
                                               =========          =========

TEL-INSTRUMENT ELECTRONICS CORP.

6.   Accrued Expenses

     Accrued payroll, vacation pay and deferred wages consists of the following:

                                                          March 31,
                                                ---------------------------
                                                  1997               1996
                                                --------           --------

     Deferred salary and wages and interest    $169,955            $468,980
     Accrued vacation pay                        53,157             101,621
     Accrued salary, and payroll taxes           24,851              19,752
     Accrued profit sharing                      94,469                --
                                               --------            --------
                                               $342,432            $590,353
                                               ========            ========

     Through March 31, 1994, the Company maintained a salary and wage deferral plan which was applicable for all employees. The deferrals were scaled in proportion to an employee's salary level. Interest is accrued on the amount of deferred salary and wages. Such deferred amounts have been recognized as expense in the period incurred. The Company's managers also deferred salary for portions of the fiscal years ending March 31, 1997 and March 31, 1996.

     Other accrued expenses of $325,556 and $351,099 at March 31, 1997 and 1996, respectively, consist primarily of professional service costs for legal, accounting and consulting services and of product related costs, such as warranty.

TEL-INSTRUMENT ELECTRONICS CORP.

7.   Redeemable Preferred Stock

     In July 1996, a group of the Company's employees and creditors (the "Group") agreed to purchase the Company's outstanding redeemable preferred stock (the "Preferred Stock") from the preferred stockholder. The Group purchased the Preferred Stock from the preferred stockholder for $111,700 and exchanged the Preferred Stock for unregistered shares, legended, of the Company's common stock and common stock purchase warrants (the warrants). The Company had been previously obligated to the Group for certain incurred liabilities and these funds were used by the Group to purchase the Preferred Stock. The Company's Board of Directors approved the exchange of the Preferred Stock and accrued dividends for 178,720 newly issued unregistered shares, legended, of common stock and warrants to purchase an additional 35,744 shares of common stock. The warrants are exercisable at a price of $0.75 per share until March 31, 1997, $1.50 until March 31, 1998 and $2.25 until March 31, 1999. At March 31, 1997, 32,291 have been exercised.

     The issuance of 178,720 common shares was recorded based upon the estimated market value of the stock at the time of the transaction. The difference between the market value and par value was credited to additional paid-in capital. The redemption of the Preferred Stock in exchange for common stock resulted in a difference of $494,943 between the carrying value of the Preferred Stock ($606,643) and the market value ($111,700) of the Company's common stock and such difference was recorded as an increase to additional paid-in capital. Based upon the application of an option pricing model and in accordance with SFAS No. 123, the warrants were estimated to have a fair value of $6,434 which amount was recorded in connection with this transaction. The exchange of the Preferred Stock and accrued dividends for unregistered shares, legended, of common stock and warrants was recorded as a non-cash financing transaction.

TEL-INSTRUMENT ELECTRONICS CORP.

8.   Income Taxes

     The benefit for income taxes as of March 31, 1997 comprises of the following:

     Current:
        Federal                                    $     --

        State and Local                                  --
                                                   ----------
        Total Current Benefit                      $     --
                                                   ==========

     Deferred:
        Federal                                    $ (299,000)

        State and Local                               (41,200)
                                                   ----------
        Total Deferred Benefit                     $ (340,200)
                                                   ==========

     The components of the Company's deferred taxes at March 31, 1997 and 1996 are as follows

                                                     March 31,    March 31,
                                                        1997        1996
                                                     ---------    ---------
     Net operating loss carryforwards              $1,222,000    $1,446,900
     Asset reserves                                    53,000        50,400
     Deferred wages and accrued interest              206,000       218,800
     Provision for estimated expenses                  70,000        78,500
                                                   ----------    ----------
     Deferred tax asset                             1,551,000     1,794,600

     Less, valuation allowance                      1,210,800     1,794,600
                                                   ----------    ----------
     Amount recognized in financial
       statements                                  $ (340,200)    $     --
                                                   ==========    ==========

     As of March 31, 1997, the Company has Federal tax net operating loss carryforwards of approximately $3,521,000 which begin to expire in 1998. As of March 31, 1997 and 1996, the Company reduced the valuation allowance to reflect the deferred tax assets utilized to offset income tax expense. In addition, during 1997, the Company, in accordance with FASB 109, reduced the valuation allowance to recognize in the financial statements a deferred tax asset of $340,200 at March 31, 1997. The recognized deferred tax asset is based upon the expected utilization of net operating loss carryfowards as the Company believes it is more likely than not it will realize a portion of its net operating losses before they expire. The remaining valuation allowance consists of the estimated amount of deferred tax assets which may not be realized due to the expiration of net operating losses. The foregoing amounts are management's estimates and the actual results could

TEL-INSTRUMENT ELECTRONICS CORP.

8.   Income Taxes (Continued)

     differ from those estimates. Future profitability in this competitive industry depends on the continually obtaining and fulfilling new profitable contracts and modifying products. The inability to obtain new profitable contracts or the failure of the Company's engineering development efforts could reduce estimates of future profitability in the near term, which could affect the Company's ability to utilize the deferred tax asset on the balance sheet or its loss carryfowards.

     A reconciliation of the income tax expense at the statutory Federal tax rate of 34% to the income tax expense recognized in the financial statements is as follows:

                                                      1997             1996
                                                      ----             ----
     Income tax expense - statutory rate           $ 150,000        $ 32,500
     Income tax expenses - state and
       local, net of federal benefit                  27,200
     Reduction of federal valuation allowance       (542,600)        (32,500)
     Other                                            25,200            --
                                                   ---------        --------
     Income tax benefit recognized
       in financial statements                     $(340,200)        $   --
                                                   =========        ========

9.   Related Party Transactions

     At March 31, 1996 the $100,000 non-current note payable - related party was payable to the Company's Chairman/President, bore interest at 10% and was payable on demand no earlier than April 1, 1997. At March 31, 1996 accrued interest thereon of $72,500 was included in accrued expenses - related parties.

     On March 31, 1997, the Company's Chairman/President renegotiated the term of the non-current note payable-related party. This note, along with $250,000 of other accrued expenses due to the Company's Chairman/President, were converted into seven $50,000 convertible subordinated notes (the "Notes") totaling $350,000. The Notes become due beginning March 31, 1999 with the last note due March 31, 2005. The Notes bear interest at a rate of 10% per annum, payable semi-annually on the last day of September and March of each year. The Company is required to prepay the outstanding balance of the Notes and any accrued interest thereon, if the Company sells all or substantially all of its assets. The Notes can be converted into newly issued common shares of the Company at the conversion price of $1.50 per share until March 31, 1998, and thereafter at $2.50 per share. The conversion prices shall be adjusted for any stock dividends, stock issuances or capital reorganizations. The Notes may be redeemed by the Company prior to maturity upon giving written notice of not less than 30 days or more than 60 days at a redemption price equal to 120% of the principal if redeemed two years or more

TEL-INSTRUMENT ELECTRONICS CORP.

9.   Related Party Transactions (Continued)

     prior to the maturity date or 110% of the principal if redeemed more than one year, but less than two years prior to the maturity date.

     Accrued payroll, vacation pay and deferred wages and related interest includes, $114,555 and $374,343 at March 31, 1997 and 1996, respectively, which is due to officers of the Company.

     Accrued expenses-related parties consists of interest and expenses due to an officer of the Company of approximately $16,000 and $82,000 at March 31, 1997 and 1996, respectively. In addition, accrued expenses-related parties includes interest and professional fee of approximately $54,000 due to an officer/stockholder of the Company at March 31, 1997 and 1996.

     Tel has obtained professional services from an officer/stockholder with the related fees amounting to approximately $35,600, $21,000 and $12,000 which are included in selling, general and administrative expenses for the years ended March 31, 1997, 1996 and 1995, respectively.

     The Company's $30,000 convertible subordinated note-related party matured on March 31, 1997. The Company renegotiated such note and satisfied $15,000 of this obligation and extended the maturity date of the remaining $15,000 until March 31, 1999. This note accrues interest semi-annually at a rate of 7%. The subordinate note is for past professional fees and services converted into a note payable due to an officer/stockholder of the Company. The notes are convertible to common stock at the option of the holder at $1.50 per share, at any time prior to maturity.

10.  Convertible Subordinated Notes

     The Company's $35,000 convertible subordinated note matured and was discharged on March 31, 1997.

     During the year ended March 31, 1995, a convertible subordinated note with a face value of $35,000 was redeemed for $23,000. The gain on this transaction of $12,000 has been recognized as an extraordinary item - extinguishment of debt. As part of the redemption transaction the subordinated noteholders adjusted the interest due and accrued by $6,942. This income has been reflected within the operating statement line item interest expense-related parties.

11.  Leases

     The Company rents its office space and manufacturing facility under a lease agreement expiring in August, 1998. Minimum lease payments are $55,824 in 1997 and $20,934 in

TEL-INSTRUMENT ELECTRONICS CORP.

11.  Leases (Continued)

     1998. Under terms of the lease, the Company pays all real estate taxes and utility costs for the premises.

     Total rent expense, including real estate taxes, was approximately $80,000, $84,000, and $85,000 for the years ended March 31, 1997,1996 and 1995, respectively.

12.  Significant Customer Concentrations

     No distributor or end user customer accounted for more than 10% of commercial sales for the year ended March 31, 1997. Sales to a major commercial distributor accounted for 14% and 12% of total commercial revenue for the years ended March 31, 1996 and 1995, respectively. Sales to another commercial distributor accounted for 12% of total commercial revenue for the year ended March 31, 1996. Foreign commercial sales were 14%, 27% and 17% of total commercial sales for the years ended March 31, 1997, 1996 and 1995, respectively.

     Government sales to the USAF were 46% and 37% of total government sales, respectively, for the years ended March 31, 1997 and 1996. Government sales to the CDF and US Army for the fiscal year ended March 31, 1996 were 30% and 18% of total government sales, respectively. Government sales to the CDF and US Coast Guard for the fiscal year ended March 31, 1995 were 54% and 23% of total government sales, respectively.

13.  Stock Option Plan

     The Company has a stock option plan that provides for the granting of options to employees and directors. Activity during 1997, 1996 and 1995 is summarized below (in number of options):



                                             1997        1996        1995
                                           -------     -------     -------
     Held at beginning of year             107,886      54,153      57,653
     Granted                                 6,933      53,733        --
     Exercised                               1,667        --          --
     Canceled or expired                    19,933        --        (3,500)
                                           -------     -------     -------
     Held at end of year                    93,219     107,886      54,153
                                           =======     =======     =======

TEL-INSTRUMENT ELECTRONICS CORP.

13.  Stock Option Plan (Continued)

     For the years ended March 31, 1997, 1996 and 1995 the Company had 59,130, 38,100 and 21,600 of options outstanding and exercisable.

     As of March 31, 1997, the Company had 93,219 options outstanding of which 86,286 are exercisable at $0.375 per share with a weighted average remaining contractual life of 2.4 years and 6,933 are exercisable at $0.72 per share with a weighted average remaining contractual life of 4.2 years.

     The per share weighted-average fair value of stock options granted during 1997 and 1996 were $0.64 and $0.33, respectively on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: expected dividend yield of 0.0%, risk-free interest rate of 5%, volatility factor of 135%, and an expected life of 5 years. The Company applies Accounting Principles Board Opinion No. 25 in accounting for its stock options and, accordingly, no compensation expense has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair market value at the grant date for its stock options under SFAS No. 123, the Company's net income would not have been materially affected. The pro forma amounts are indicated below:

                                                  1997            1996
                                                -------         -------
     Net income - as reported                  $781,284        $ 95,679
     Net income - pro forma                     775,526          92,524

     Earnings per share - as reported          $   0.41            0.04
     Earnings per share - pro forma                0.41            0.04

     In accordance with SFAS No. 123, pro forma net income and earnings per share data reflect only options granted in 1996 and 1997. Therefore, the full impact of calculating compensation expense for stock options under SFAS No. 123 is not reflected in the pro forma amounts presented above since compensation expense for options granted prior to April 1, 1995 was not considered.

TEL-INSTRUMENT ELECTRONICS CORP.

Schedule II - Valuation and Qualifying Accounts


                                  Balance at   Charged to   Charged                   Balance
                                  Beginning    Costs and    to Other                  at End
Description                       of Period    Expenses     Accounts    Deductions    of Year
----------------------------------------------------------------------------------------------
Year ended March 31, 1995:
  Allowance for doubtful
    accounts                       $ 35,090    $16,000                                $ 51,090
                                   ========    =======                                ========
  Allowance for obsolete
    inventory                      $ 79,900    $70,336                  $ 46,200(1)   $104,036
                                   ========    =======                  ========      ========
Year ended March 31, 1996:
  Allowance for doubtful
    accounts                       $ 51,090    $15,000                                $ 66,090
                                   ========    =======                                ========
  Allowance for obsolete
    inventory                      $104,036   $ (1,673)                 $ 42,242(1)   $ 60,121
                                   ========   ========                  ========      ========
Year ended March 31, 1997:
  Allowance for doubtful
    accounts                       $ 66,090                             $    569(2)   $ 65,521
                                   ========                             ========      ========
  Allowance for obsolete
    inventory                      $ 60,121      8,298                                  68,419
                                   ========   ========                                ========


(1)  Amounts represent disposals of obsolete inventory.

(2)  Amount represents write off of accounts receivable.

TEL-INSTRUMENT ELECTRONICS CORP.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          No disagreements arose between the Registrant and its independent auditors' regarding accounting and financial matters during the twelve months preceding March 31, 1997.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

                        DIRECTORS AND EXECUTIVE OFFICERS

                                                                     Year First
                                                                      Elected a
Name (age)               Position                                     Director
----------               --------                                     --------
Harold K. Fletcher       Chairman of the Board,                        1982
  (72)                   President and Chief
                         Executive Officer
                         since 1982.

George J. Leon           Director; Investment                          1986
  (53)                   Manager and beneficiary of
                         the George Leon Family Trust
                         (investments) since 1986.

Robert H. Walker         Director; Executive Vice                      1984
  (61)                   President, Robotic Vision
                         Systems, Inc. (design and
                         manufacture of robotic
                         vision systems),
                         1983-present.

          There are no family relationships between any of the Directors and Officers of the Registrant.

Officers
--------
Donald S. Bab            Secretary and General Counsel since 1982.

Richard J. Wixson        Vice President of  Manufacturing, employed by Tel
                         in his present capacity since 1987.

Item 11.  Executive Compensation

          The following table and accompanying notes set forth information concerning compensation for the fiscal years ended March 31, 1997 1996 and 1995.

                                                    Stock           Other
Name and Principal Position   Year    Salary(1)    Options     Compensation(2)
-------------------------------------------------------------------------------
Harold K. Fletcher            1997    $100,000                    $   --
Chairman of Board             1996      86,250                        --
President and Chief           1995      85,000                      2,500
Executive Officer

(1) Salaries includes wages deferred in 1997 and 1996 of $5,193 and $1,250, respectively.

(2)  Other compensation represents compensation for debt guarantees.

TEL-INSTRUMENT ELECTRONICS CORP.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

          The following tables set forth, as of March 31, 1997, the number and percentage of the outstanding shares of common stock, beneficially owned by each director and by each beneficial owner of 5% or more of such shares, and by all officers and directors as a group.

                                     Number of Shares            Percentage
Name and Address                    Beneficially Owned           of Class(1)
----------------                    ------------------           -----------
Harold K. Fletcher, Director           496,102  (2)                 24.1%
728 Garden Street
Carlstadt, New Jersey  07072

George J. Leon, Director               302,199  (3)                 14.9%
116 Glenview
Toronto, Ontario
Canada M4R1P8

Robert H. Walker, Director              20,450  (4)                  1.0%
425 Robro Drive East
Hauppague, New York  11788

Donald S. Bab, Secretary
330 Madison Avenue
New York, NY 10017                      65,634  (5)                  3.2%

All Officers and Directors             924,863  (6)                 44.5%
as a Group (6 persons)

(1) The class includes 2,030,948 shares outstanding. The common stock deemed to be owned which is not outstanding but subject to currently exercisable options is deemed to be outstanding for determining the percentage of all outstanding stock owned.

(2) Includes 24,681 shares owned by Mr. Fletcher's wife, 4,254 shares owned by his son, 261,295 owned by a family partnership in which Mr. Fletcher is a partner and 25,787 shares of common stock issuable to Mr. Fletcher upon conversion of options. Mr. Fletcher disclaims beneficial ownership of the shares owned by his wife and son and by the partnership.

(3) Includes 299,516 shares owned by the George Leon Family Trust, of which Mr. Leon is a beneficiary, and 2,693 shares subject to currently exercisable stock option. Mr. Leon disclaims beneficial ownership of the shares owned by the trust.

(4)  Includes 4,117 shares subject to currently exercisable stock options.

TEL-INSTRUMENT ELECTRONICS CORP.

Item 12.  Security   Ownership  of  Certain  Beneficial  Owners  and  Management
          (Continued)

(5)  Includes 3,333 shares subject to currently exercisable stock optioins.

(6)  Includes 45,931 shares subject to currently exercisable options held by all
     executive   offices  and   directors  of  the  Company   (including   those
     individually named above).

Item 13.  Certain Relationships and Related Transactions

          The disclosures required by this item are contained in Note 9 to the financial statements included on pages 24-25 of this document.

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 10-K

          a.)  The following documents are filed as a part of this report:

                                                                           Pages
                                                                           -----
               (1)  Financial Statements:

                      Report of Independent Accountants                     12

                      Balance Sheets - March 31, 1997 and 1996              13

                      Statements of Operations - Years Ended
                      March 31, 1997, 1996 and 1995                         14

                      Statements of Changes in Stockholders'
                      Equity/(Deficiency) - Years Ended
                      March 31, 1997, 1996 and 1995                         15

                      Statements of Cash Flows - Years Ended
                      March 31, 1997, 1996 and 1995                         16

                      Notes to Financial Statements                        17-27

               (2)  Financial Statement Schedule:

                      II - Valuation and Qualifying Accounts                28

               (3)  Restated Certificate of Incorporation dated
                    November 8, 1996

          b.) No reports on Form 8-K were filed during the fourth quarter of 1997.

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 10-K (Continued)

          c.) Exhibits identified in parentheses below on file with the Securities and Exchange Commission, are incorporated herein by reference as exhibits hereto.

                *      (3.1)    Tel-Instrument Electronics Corp.'s Certificate
                                of Incorporation, as amended.

                *      (3.2)    Tel-Instrument Electronics Corp.'s By-Laws, as
                                amended.

                *      (3.3)    Tel-Instrument Electronics Corp.'s Restated
                                Certificate of Incorporation dated November 8,
                                1996.

                *      (4.1)    Specimen of Tel-Instrument Electronics Corp.'s
                                Common Stock Certificate.

                *      (4.2)    Specimen of Tel-Instrument Electronics Corp.'s
                                Convertible Preferred Stock Certificate.

                      (10.1) Lease dated August 15, 1994, by and between Registrant and 210 Garibaldi Avenue Corp.

                      (10.2) Department of the Air Force Contract No. G-1331, dated August 30, 1994.

                      (10.3) Canadian Defense Forces Contract No. G-1457, dated December 22, 1993.

                      (10.4) 7%, $35,000 Convertible Subordinated Note dated March 31, 1992 by and between Registrant and George Bresler.

                      (10.5) 7%, $30,000 Convertible Subordinated Note dated March 31, 1992 between Registrant and Donald S. Bab.

                *     (10.6)    Guarantee of bank loan, $50,000 Key Bank of
                                Western New York, N.A., Promissory Note dated
                                July 29, 1988, and Letter Agreement dated July
                                27, 1988 by and between Issuer, Kevin S.
                                Neumaier and Kirsten S. Neumaier.

                **    (27.)     Financial Data Schedule

          * Incorporated by reference to Registration 33-18978 dated November 7, 1988.

          ** Financial Data Schedule which is submitted electronically to the Securities and Exchange Commission for information only and is not filed.

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

                        TEL-INSTRUMENT ELECTRONICS CORP.
                                  (Registrant)

     Dated:  June 28, 1997                         By:  /s/ Harold K. Fletcher
                                                        ----------------------
                                                        President and Director
                                                        (Principal Executive
                                                        Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated and by signature hereto.

     Signature                           Title                 Date
     ---------                           -----                 ----
     /s/  Harold K. Fletcher           Director                June 28, 1997
     ---------------------------
     /s/  Harold K. Fletcher

     /s/  George J. Leon               Director                June 28, 1997
     ---------------------------
     /s/  George J. Leon

     /s/  Robert H. Walker             Director                June 28, 1997
     ---------------------------
     /s/  Robert H. Walker

     Supplemental  Information  to be Furnished  with Reports Filed  Pursuant to
     Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

     No annual report to security holders covering the fiscal year ended March 31, 1997, except in the form set forth in this Form 10-K, has been prepared. No proxy statement, form of proxy, or other proxy soliciting material has been sent to shareholders with respect to any annual or other meeting of shareholders. No annual report or proxy material is contemplated.