Form 10-Q
period 1997-06-30
TEL INSTRUMENT ELECTRONICS CORP
filed 1997-08-14
CIK 96885

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                    ----------------------------------------

                                    FORM 10-Q

           _X_      QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                    15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended June 30, 1997

          ___       TRANSITION REPORT PURSUANT TO SECTION 13 OR
                    15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    Commission File No. 33-18978

                        TEL-INSTRUMENT ELECTRONICS CORP.
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

                          Yes  _X_         No ____

Indicate the number of shares outstanding of the issuer's common stock, as of the latest practical date:

2,035,181 shares of Common stock, $.10 par value as of August 4, 1997.

                     TEL-INSTRUMENT ELECTRONICS CORPORATION

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
Item 1.  Financial Statements (Unaudited):

         Condensed Comparative Balance Sheets
           June 30, 1997 and March 31, 1997                                 1

         Condensed Comparative Statements of Operations -
           Three Months Ended June 30, 1997 and 1996                        2

         Condensed Comparative Statements of Cash Flows -
           Three Months Ended June 30, 1997 and 1996                        3

         Notes to Condensed Financial Statements                            4

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                              5-7

         SIGNATURES                                                         7

Item 1 - Financial Statements

                     TEL-INSTRUMENT ELECTRONICS CORPORATION
                      CONDENSED COMPARATIVE BALANCE SHEETS
                        June 30, 1997 and March 31, 1997

                                                     (Unaudited)    (Unaudited)
                              ASSETS                   June 30,      March 31,
                                                         1997          1997
                                                     -----------    -----------
Current assets:
  Cash                                               $   328,480        528,636
  Accounts receivable, net of allowance for
  doubtful accounts of $65,521 at June 30, 1997
  and March 31, 1997, respectfully                       506,306        302,737
  Inventories                                            453,204        352,173
  Other current assets                                     6,521          6,944
  Deferred income tax benefit - current                   78,300         78,300
                                                     -----------    -----------

      Total current assets                             1,372,811      1,268,790

Office and manufacturing equipment, net                   42,521         45,492
Other assets, net                                         71,884         71,884
Deferred income tax benefit                              203,561        261,900
                                                     -----------    -----------
      Total assets                                     1,690,777      1,648,066
                                                     ===========    ===========

      LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
   Accrued payroll, deferred wages and vacation pay      347,746        342,432
   Accounts payable and accrued expenses                 435,049        485,380
                                                     -----------    -----------

      Total current liabilities                          782,795        827,812

Convertible subordinated notes - related parties         365,000        365,000
                                                     -----------    -----------
      Total liabilities                                1,147,795      1,192,812
                                                     ===========    ===========
Stockholders' equity:
   Common stock                                          203,097        203,097
   Additional paid-in capital                          3,901,052      3,901,052
   Accumulated deficit                                (3,561,167)    (3,648,895)
                                                     -----------    -----------

   Total stockholders' equity                            542,982        455,254
                                                     -----------    -----------
   Total liabilities and stockholders' equity        $ 1,690,777      1,648,066
                                                     ===========    ===========

See accompanying notes to condensed financial statements

                     TEL-INSTRUMENT ELECTRONICS CORPORATION
                 CONDENSED COMPARATIVE STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                        Three Months Ended
                                                              June 30,
                                                        1997          1996
                                                   -----------    -----------
Sales:
  Government, net                                  $   557,514        431,039
  Commercial, net                                      313,309        202,568
                                                   -----------    -----------
Total sales                                            870,823        633,607

Cost of sales                                          336,220        279,594
                                                   -----------    -----------
     Gross margin                                      534,603        354,013

Operating expenses:
  Selling, general and administrative                  218,930        215,365
  Engineering,research and development                 157,945        111,251
                                                   -----------    -----------
Total operating expenses                               376,875        326,616
                                                   -----------    -----------
     Profit from operations                            157,728         27,397

Other income (expenses):
  Interest income                                        6,082            225
  Interest expense                                     (17,743)       (16,886)
                                                   -----------    -----------

Income before incomes                                  146,067         10,736

Provision for income taxes                              58,339           --
                                                   -----------    -----------

Net income                                              87,728         10,736
                                                   ===========    ===========

Net income per common share                        $      0.04           0.01
                                                   ===========    ===========
Dividends per share                                       None           None

Weighted average shares outstanding                  2,091,071      1,603,806

See accompanying notes to condensed financial statements

                     TEL-INSTRUMENT ELECTRONICS CORPORATION
                 CONDENSED COMPARATIVE STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                    Three Months Ended
                                                                         June 30,
                                                                    1997         1996
                                                                  ---------    ---------
Increase (decrease) in cash:
Cash flows from operating activities
Net income                                                        $  87,728       10,736
Adjustments to reconcile net income to cash
    provided by operating activities:
     Deferred income taxes                                           58,339         --
     Depreciation                                                     6,614        5,461

Changes in assets and liabilities:
   (Increase) decrease in accounts receivable                      (203,569)       8,249
   (Increase) decrease in inventories                              (101,031)      10,766
   Decrease in other current assets                                     423        2,081
   (Increase) decrease in other assets                                 --           --
   (Increase (decrease) in accrued payroll, deferred wages
       and vacation pay                                               5,314         (279)
   (Decrease) increase in accounts payable and accrued expenses     (50,331)      62,358
                                                                  ---------    ---------
Net cash (used in) provided by operations                          (196,513)      99,372
                                                                  ---------    ---------
Cash flows from investing activities:
   Cash purchases of property, plant and equipment                   (3,643)      (5,619)
                                                                  ---------    ---------

Net cash used in investing activities                                (3,643)      (5,619)
                                                                  ---------    ---------
Cash flows from financing activities:
   Repayment of debt                                                   --           --
                                                                  ---------    ---------
   Net cash used in financing activities                               --           --
                                                                  ---------    ---------

Net (decrease) increase in cash                                    (200,156)      93,753
Cash at beginning of period                                         528,636       22,625
                                                                  ---------    ---------

Cash at end of period                                             $ 328,480      116,378
                                                                  =========    =========

See accompanying notes to condensed financial statements.

                        TEL-INSTRUMENT ELECTRONICS CORP.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 1    Basis of Presentation

In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position of Tel-Instrument Electronics Corp. as of June 30, 1997, the results of operations for the three months ended June 30, 1997 and June 30, 1996, and statements of cash flows for the three months ended June 30, 1997 and June 30, 1996. These results are not necessarily indicative of the results to be expected for the full year.

The financial statements have been prepared in accordance with the requirements of Form 10-Q and consequently do not include disclosures normally made in an Annual Report on Form 10-K. The March 31, 1997 results included herein have been derived from the audited financial statements included in the Company's annual report on Form 10-K. Accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1997.

Note 2  Inventories

Inventories consist of:
                                                       June 30,        March 31,
                                                          1997             1997
                                                    ----------------------------
             Purchased parts                          $230,915       $  213,842
             Work-in-process                           290,594          206,750
             Less: Reserve for obsolescence            (68,305)         (68,419)
                                                    ----------------------------
                                                      $453,204       $  352,173
                                                    ============================

Note 3    Reclassifications

Certain reclassifications have been made to the fiscal year 1997 financial statements to be consistent with the fiscal year 1998 presentation.

Note 4    Income Taxes

At March 31, 1997, the Company, in accordance with FASB 109, reduced the valuation allowance and recognized a deferred income tax benefit of $340,200. The recognized deferred income tax benefit is based upon the expected utilization of net operating loss carryforwards as the Company believes it is more likely than not that it will realize a portion of its net operating losses before they expire. For the three months ended June 30, 1997, the Company recorded a provision for income taxes of $58,339, which represents the effective federal and state tax rate on the Company's net income before taxes of $146,067. The Company has no tax liability. The $58,339 reduced the Company's deferred income tax benefit at June 30, 1997 and such amounts are reflected in the accompanying balance sheet. This amount represents a portion of the net operating loss tax benefit that the Company previously recognized for financial statement reporting purposes and expects to utilize for tax reporting purposes.

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
          RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations

Sales

For the three months ended June 30, 1997 net sales increased $237,216 (37.4%) as compared to the three months ended June 30, 1996. Sales increased for both the government and commercial segments. Government sales increased $126,475 (29.3%) related to a contract with the USAF. Although commercial sales increased $110,741 (54.7%), the Company does not expect this to continue because the commercial market remains uncertain. The Company continues to focus its efforts in the government market and has been very active in responding to requests from the U.S. Government and has been adapting its product designs to respond to these requests.

During the first quarter of Fiscal 1998, the Company identified technical issues with one of its products scheduled to be delivered during the second quarter of Fiscal 1998. The Company has corrected such technical issues, however, second quarter production and resulting shipments may be delayed. Accordingly, the Company believes that its second quarter results may be adversely affected.

On August 12, 1997 the Company also received notice that it had been awarded a major contract from the U.S. Navy. The initial order is for $949,324 to provide 5 T-47M IFF test sets for Navy evaluation and for associated documentation. This work, to be completed within the next 12 months, represents a major milestone for the Company since it could be a source of significant future revenues. The contract includes options for up to 1,300 units which the Navy can exercise through the year 2001. There is no assurance that they will exercise these options.

The Company continues to explore expanding into other markets in order to capitalize on its test equipment technology. However, there can be no assurance that the Company will be successful in its efforts.

Gross Margin

Gross margin increased $180,590 (51.0%), as compared to the same period in the prior fiscal year. Gross margin as a percent of sales was 61.4% for the three months ended June 30, 1997, as compared to 55.9% for the three months ended June 30, 1996. The higher gross margin is primarily attributed to the increase in sales volume and a shift in product mix which included a higher volume of commercial sales. There were no significant price increases for the first three months of fiscal year 1998. The Company does not expect to maintain this higher gross margin percentage due to the higher mix of lower margin government sales expected to be shipped during the remainder of the current fiscal year.

Operating Expenses

Selling, general and administrative expenses increased $3,565 (1.7%) for the three months ended June 30 , 1997 as compared to the same period last year. Increases in commissions associated with the higher government sales and in expenses incurred related to the Company's efforts to explore additional markets were partially offset by lower selling expenses. Engineering, research and development expenses increased $46,694 (42.0%) reflecting the Company's commitment and efforts to develop new products.

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
          RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations (continued)

Interest

Interest income increased as a result of the Company's higher cash balances..

Income Before Taxes

Income before taxes increased to $146,067 for the three months ended June 30, 1997, as compared to $10,736 for the three months ended June 30, 1996.

Provision for Income Taxes

A provision for income taxes was not recognized in the prior fiscal year first quarter because the Company applied a full valuation allowance. At March 31, 1997, the Company reduced the valuation allowance and recognized deferred income taxes. For the three months ended June 30, 1997 the Company has recorded a provision for income taxes utilizing the estimated effective Federal and State income tax rates for fiscal 1998.

Net Income

Net income for the three months ended June 30, 1997 was $87,728 or $0.04 per share, as compared to $10,736 or $0.01 per share for the three months ended June 30, 1996. The improvement in net income per common share was partially offset by the increase in the number of shares outstanding.

Liquidity and Capital Resources

At June 30, 1997 the Company had positive working capital of $590,016 as compared to $440,978 at March 31, 1997. As such the Company's liquidity position continues to improve. The Company's net worth increased to $542,982 at June 30, 1997, as compared to $455,254 at March 31, 1997 as a result of the Company's continued profitability. For the three months ended June 30, 1997, cash used in operations was $196,513 as compared to cash provided by operations of $99,372 for the three months ended June 30, 1997. This decrease in cash provided by operations is primarily a result of an increase in accounts receivable for items shipped late in the quarter, an increase in inventories associated with orders to be shipped in the current fiscal year, and a decrease in accounts payable and accrued expenses.

The Company continues to explore opportunities to improve its profitability and cash flow. Based upon the current backlog and cash on hand, the Company believes that it should have sufficient working capital to fund its plans for the next year. At present, the Company does not expect to incur significant long-term needs for capital outside of its normal operating activities.

There was no significant impact on the Company's operations as a result of inflation for the three months ended June 30, 1997.

These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended March 31, 1997.

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
          RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Recent Pronouncements

In June 1997 the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes the standards for reporting and displaying comprehensive income and its components (revenues, expenses, gains, and losses) as part of a full set of financial statements. This statement requires that all elements of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The statement is effective for fiscal years beginning after December 15, 1997. For this company, this means the standard is effective April 1, 1998. Since this standard applies only to the presentation of comprehensive income, it will not have any impact on the Company's results of operations, financial position or cash flows.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      TEL-INSTRUMENT ELECTRONICS CORP.


Date:    9 August 1997                By: /s/ Harold K. Fletcher
         -------------                   -----------------------------
                                         /s/ Harold K. Fletcher
                                         Chairman and President