Form 10-Q
period 1997-09-30
TEL INSTRUMENT ELECTRONICS CORP
filed 1997-11-12
CIK 96885

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q

      _X_       QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

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

2,035,181 shares of Common stock, $.10 par value as of November 6, 1997.

                     TEL-INSTRUMENT ELECTRONICS CORPORATION

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----

Item 1.    Financial Statements (Unaudited):

           Condensed Comparative Balance Sheets
              September 30, 1997 and March 31, 1997                          1

           Condensed Comparative Statements of Operations -
              Three and Six Months Ended September 30, 1997 and 1996         2

           Condensed Comparative Statements of Cash Flows -
              Six Months Ended September 30, 1997 and 1996                   3

           Notes to Condensed Financial Statements                           4

Item 2.    Management's Discussion and Analysis of the Results
             of Operations and Financial Condition                          5-7


             SIGNATURES                                                      7

Item 1 - Financial Statements

                     TEL-INSTRUMENT ELECTRONICS CORPORATION
                      CONDENSED COMPARATIVE BALANCE SHEETS

                      September 30, 1997 and March 31, 1997
                                   (Unaudited)

               ASSETS                          September 30,       March 31,
                                                   1997               1997
                                              -------------       -----------
Current assets:
   Cash                                         $   347,974       $   528,636
   Accounts receivable, net of
      allowance for doubtful
      accounts of $58,821 at
      September 30, 1997 and
      $65,521 at March 31, 1997                     554,171           302,737
   Inventories                                      446,166           352,173
   Other current assets                              21,076             6,944
   Deferred income tax
     benefit - current                               78,300            78,300
                                                -----------       -----------

      Total current assets                        1,447,687         1,268,790

Office and manufacturing
  equipment, net                                     74,747            45,492
Other assets, net                                    86,884            71,884
Deferred income tax benefit                         168,436           261,900
                                                -----------       -----------

      Total assets                                1,777,754         1,648,066
                                                ===========       ===========

   LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
   Accrued payroll, deferred
     wages and vacation pay                         356,711           342,432
   Accounts payable and
     accrued expenses                               458,655           485,380
                                                -----------       -----------

      Total current liabilities                     815,366           827,812

Convertible subordinated notes -
  related parties                                   365,000           365,000
                                                -----------       -----------
      Total liabilities                           1,180,366         1,192,812
                                                ===========       ===========
Stockholders' equity:
   Common stock                                     203,521           203,097
   Additional paid-in capital                     3,902,216         3,901,052
   Accumulated deficit                           (3,508,349)       (3,648,895)
                                                -----------       -----------

   Total stockholders' equity                       597,388           455,254
                                                -----------       -----------
   Total liabilities and
     stockholders' equity                       $ 1,777,754       $ 1,648,066
                                                ===========       ===========

See accompanying notes to condensed financial statements

                     TEL-INSTRUMENT ELECTRONICS CORPORATION

                 CONDENSED COMPARATIVE STATEMENTS OF OPERATIONS

                                   (Unaudited)


                                                           Three Months Ended                     Six Months Ended

                                                     September 30,     September 30,       September 30,     September 30,
                                                         1997              1996                 1997             1996
                                                         ----              ----                 ----             ----

Sales
   Government, net                                      567,191           353,335            1,124,705           784,374
   Commercial, net                                      276,850           248,266              590,159           450,834
                                                      ---------         ---------            ---------         ---------
Total sales                                             844,041           601,601            1,714,864         1,235,208

Cost of sales                                           351,674           224,558              687,894           504,152
                                                      ---------         ---------            ---------         ---------

Gross margin                                            492,367           377,043            1,026,970           731,056

Operating expenses
   Selling, general & administrative                    184,245           196,740              403,175           412,105
   Engineering, research & development                  205,981           109,078              363,926           220,329
                                                      ---------         ---------            ---------         ---------

Total operating expenses                                390,226           305,818              767,101           632,434

Income from operations                                  102,141            71,225              259,869            98,622

Other income (expense):
   Interest income                                        5,651               384               11,733               609
   Interest expense                                     (19,849)          (16,221)             (37,592)          (33,107)
                                                      ---------         ---------            ---------         ---------
Income before taxes                                      87,943            55,388              234,010            66,124

Provision for income taxes                               35,125              --                 93,464              --
                                                      ---------         ---------            ---------         ---------
Net income                                               52,818            55,388              140,546            66,124
                                                      =========         =========            =========         =========

Income per common share                                    0.03              0.03                 0.07              0.04
Dividends per share                                        None              None                 None              None
Weighted average shares outstanding                   2,101,067         1,782,526            2,096,531         1,705,932


See accompanying notes to condensed finanical statements

                 CONDENSED COMPARATIVE STATEMENTS OF CASH FLOWS
                     TEL-INSTRUMENT ELECTRONICS CORPORATION
                 CONDENSED COMPARATIVE STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                           Six Months Ended
                                                             September 30,
                                                           1997          1996
                                                           ----          ----
Increase (decrease) in cash:
Cash flows from operating activities
Net income                                             $ 140,546      $  66,124
Adjustments to reconcile net income
   to cash provided by operating activities:
        Deferred income taxes                             93,464           --
        Depreciation                                      12,535         11,754

Changes in assets and liabilities:
   (Increase) decrease in accounts
      receivable, net                                   (251,434)       232,954
   (Increase) decrease in inventories                    (93,993)       (98,196)
   (Increase) decrease in other
      current assets                                     (14,132)         3,873
   (Increase) decrease in other assets                   (15,000)         1,127
   Increase (decrease) in accrued payroll,
      deferred wages and vacation pay                     14,279       (121,683)
   (Decrease) increase in accounts payable
      and accrued expenses                               (26,725)        16,607
                                                       ---------      ---------
Net cash (used in) provided by operations               (140,460)       112,560
                                                       ---------      ---------

Cash flows from investing activities:
   Cash purchases of property,
      plant and equipment                                (41,790)       (16,196)
                                                       ---------      ---------

Net cash used in investing activities                    (41,790)        16,196
                                                       ---------      ---------

Cash flows from financing activities:
Procees from exercise of stock options                     1,588           --
   Proceeds from issuance of common stock                   --           87,500
                                                       ---------      ---------
   Net cash provided by financing activities               1,588         87,500
                                                       ---------      ---------

Net (decrease) increase in cash                         (180,662)       183,864
Cash at beginning of period                              528,636         22,625
                                                       ---------      ---------

Cash at end of period                                  $ 347,974      $ 206,489
                                                       =========      =========

Non-Cash Items:
   Preferred stock redeemed and exchanged
      for common stock                                      --        $ 606,643
   Stock issued to related party
      for liabilities                                       --        $  46,540

See accompanying notes to condensed financial statements.

                        TEL-INSTRUMENT ELECTRONICS CORP.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 1   Basis of Presentation

In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position of Tel-Instrument Electronics Corp. as of September 30, 1997, the results of operations for the three and six months ended September 30, 1997 and September 30, 1996, and statements of cash flows for the six months ended September 30, 1997 and September 30, 1996. These results are not necessarily indicative of the results to be expected for the full year.

The financial statements have been prepared in accordance with the requirements of Form 10-Q and consequently do not include disclosures normally made in an Annual Report on Form 10-K. The March 31, 1997 amounts included herein have been derived from the audited financial statements included in the Company's annual report on Form 10-K. The financial statements included herein should be reviewed in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1997.

Note 2   Inventories

Inventories consist of:

                                              September 30,      March 31,
                                                  1997             1997
                                              ----------------------------
         Purchased parts                       $ 271,562        $ 213,842
         Work-in-process                         242,909          206,750
         Less: Reserve for obsolescence          (68,305)         (68,419)
                                              ----------------------------
                                               $ 446,166        $ 352,173
                                              ============================

Note 3   Reclassifications

Certain reclassifications have been made to the fiscal year 1997 financial statements to be consistent with the fiscal year 1998 presentation.

Note 4   Income Taxes

At March 31, 1997, the Company, in accordance with FASB 109, reduced the valuation allowance and recognized a deferred income tax benefit of $340,200. The recognized deferred income tax benefit is based upon the expected utilization of net operating loss carryforwards as the Company believes it is more likely than not that it will realize a portion of its net operating losses before they expire. For the six months ended September 30, 1997, the Company recorded a provision for income taxes of $93,464, which represents the effective federal and state tax rate on the Company's net income before taxes of $234,010. The Company has no tax liability. The $93,464 tax provision reduced the Company's deferred income tax by the same amount at September 30, 1997. This amount represents a portion of the net operating loss tax benefit as stated on the March 31, 1997 Balance Sheet that the Company previously recognized for financial statement reporting purposes and expects to utilize in the future for tax reporting purposes.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
         RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations

The Company continues to increase sales and income from operations while increasing its research and development expenditures. This investment in research and development is necessary to sustain the growth and profitability of the Company by producing innovative, state-of-the-art products.

Sales

Sales increased $242,440 (40.3%) and $479,656 (38.8%) for the three and six months ended September 30, 1997, respectively, as compared to the same periods last year. The sales increases were both in the government and commercial markets. Government sales increased $213,856 (60.5%) and $340,331 (43.4%) related to a contract with the USAF. Commercial sales increased $28,584 (11.5%) and $139,325 (30.1%) for the three and six months ended September 30, 1997, respectively, as compared to the three and six months ended September 30, 1996. The Company continues to focus its efforts in the government market, has been very active in responding to requests from the U.S. Government for quotations, and has been adapting its product designs to respond to these requests.

During the first quarter of this year, the Company identified certain technical issues with one of its products scheduled to be delivered during the second quarter of Fiscal 1998. The Company corrected such technical issues and most of the units will be shipped during the third quarter. As such, second quarter results were adversely affected but, the Company expects that such shipments will have a positive affect on the third quarter.

On August 12, 1997 the Company received notice that it had been awarded a major contract from the U.S. Navy. The initial order is for $949,324 to provide five T-47M IFF test sets, for Navy evaluation, and associated documentation. This work, to be completed within the next 12 months, represents a major milestone for the Company since this contract could be a significant source of future revenues. The contract includes options for up to 1,300 units which the Navy can exercise through the year 2001. There is no assurance that these options will be exercised by the Navy. During September 1997, the U.S. Navy conducted a Program Design Review (PDR) for this contract and the Company believes that such review was favorable.

The Company continues to explore expanding into other markets in order to capitalize on its technology.

Gross Margin

Gross margin increased $115,324 (30.6%) and $295,914 (40.5%) for the three and six months ended September 30, 1997, respectively, as compared to the same periods in the prior fiscal year. Gross margin as a percent of sales was 58.3% and 59.9% for the three and six months ended September 30, 1997, respectively, as compared to 62.7% and 59.2% for the three and six months ended September 30, 1996, respectively. For the six months ended September 30, 1997, the increase in gross margin primarily reflects the higher volume. However, the second quarter gross margin increase attributed to volume was partially offset by lower prices on certain government sales, as a result of the higher quantity ordered, and lower gross profit on milestone billings on the contract for the U.S. Navy.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
         RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Operating Expenses

Selling, general and administrative expenses decreased $12,495 (6.4%) and $8,390 (2.2%) for the three and six months ended September 30, 1997, respectively as compared to the same periods last year. Lower selling expenses, administrative salaries and legal costs were partially offset by increased commissions associated with the higher government sales and expenses incurred related to the Company's efforts to explore additional markets. Engineering, research and development expenses increased $96,903 (88.8%), for the same period and $143,597 (65.2%) reflecting the Company's commitment and efforts to develop new products.

Interest

Interest income increased as a result of the higher cash balances.

Income Before Taxes

Income before taxes increased $32,555 to $87,943 for the three months ended September 30, 1997, and $167,886 to $234,010 for the six months ended September 30, 1997 as compared to the same periods last year.

Provision for Income Taxes

A provision for income taxes was not recognized in the prior fiscal year because the Company applied a full valuation allowance. At March 31, 1997, the Company reduced the valuation allowance and recorded the resulting deferred income tax benefit. For the six months ended September 30, 1997, the Company has recorded a provision for income taxes utilizing the estimated effective Federal and State income tax rates for fiscal 1998. The Company has no tax liability. The Company will continue to monitor the amount of deferred (net operating loss carryforward) which can be recovered through future taxable income.

Net Income

Net income for the three months ended September 30, 1997 was $52,818 or $0.03 per share, as compared to $55,388 or $0.03 per share in for the three months ended September 30, 1997. Net income for the six months ended September 30, 1997 was $140,546 or $0.07 per share as compared to $66,124 or $0.04 per share in for the six months ended September 30, 1996. The improvement in net income per common share was partially offset by the increase in the number of shares outstanding and by the tax provision. Net income in the six months ending September 30, 1997 was reduced by a $93,464 tax provision as described in the preceding paragraph. The net for the comparable fiscal year 1996 period was not reduced.

Liquidity and Capital Resources

At September 30, 1997 the Company had positive working capital of $632,321 as compared to $440,978 at March 31, 1997. The Company's liquidity position continues to improve. The Company's net worth improved to $597,388 at September 30, 1997, as compared to $455,254 at March 31, 1997. For the six months ended September 30, 1997, cash used in operations was $140,460 as compared to cash provided

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
         RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Liquidity and Capital Resources (continued)

by operations of $112,560 for the six months ended September 30, 1996. The decrease in cash provided by operations is primarily a result of an increase in accounts receivable for items shipped late in the quarter, an increase in inventories associated with orders to be shipped in the current fiscal year partially offset by the Company's net income, including such non-cash items as depreciation and deferred income taxes.

The Company continues to explore opportunities to improve its profitability and cash flow. Based upon the current backlog and cash on hand, the Company believes that it should have sufficient working capital to fund its plans for the next twelve months. At present, the Company does not expect to incur significant long-term needs for capital outside of its normal operating activities.

The Company has preliminary approval for progress payments on the contract with the U.S. Navy.

These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended March 31, 1997.

Recent Pronouncements

In June 1997 the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes the standards for reporting and displaying comprehensive income and its components (revenues, expenses, gains, and losses) as part of a full set of financial statements. This statement requires that all elements of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The statement is effective for fiscal years beginning after December 15, 1997. For the Company, the standard becomes effective April 1, 1998. Since this standard applies only to the presentation of comprehensive income, it will not have any impact on the Company's results of operations, financial position, or cash flows.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       TEL-INSTRUMENT ELECTRONICS CORP.


Date: 10 November 1997                 By: /s/ Harold K. Fletcher
                                          ------------------------------
                                          /s/ Harold K. Fletcher
                                          Chairman and President