Form 10-Q
period 1997-12-31
TEL INSTRUMENT ELECTRONICS CORP
filed 1998-02-17
CIK 96885

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                    ----------------------------------------

                                    FORM 10-Q

  _X_     QUARTERLY REPORT PURSUANT TO SECTION 13 OR
          15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended December 31, 1997

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

2,052,781 shares of Common stock, $.10 par value as of  February 6, 1998.

                     TEL-INSTRUMENT ELECTRONICS CORPORATION

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----

Item 1. Financial Statements (Unaudited)

        Condensed Comparative Balance Sheets
        December 31, 1997 and March 31, 1997                                 1

        Condensed Comparative Statements of Operations -
        Three and Nine Months Ended December 31, 1997
        and December 31,1996                                                 2

        Condensed Comparative Statements of Cash Flows -
        Nine Months Ended December 31, 1997 and
        December 31, 1996                                                    3

        Notes to Condensed Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition
        And Results of Operations                                            5-8

        Part II Other Information                                            9

        SIGNATURES                                                           9

Item 1 - Financial Statements

                     TEL-INSTRUMENT ELECTRONICS CORPORATION
                      CONDENSED COMPARATIVE BALANCE SHEETS)
                                   (Unaudited)

                      December 31, 1997 and March 31, 1997

                                                    December 31,    March 31,
                                                       1997           1997
                                                    -----------    -----------
                          ASSETS
Current assets:
   Cash                                             $   463,058    $   528,636
   Accounts receivable, net of allowance
   for doubtful accounts of $16,074 at
   December 31, 1997 and  $65,521 at
   March 31, 1997                                       785,590        302,737
   Inventories                                          397,491        352,173
   Other current assets                                  25,538          6,944
   Deferred income tax benefit - current                 78,300         78,300
                                                    -----------    -----------
      Total current assets                            1,749,977      1,268,790

Office and manufacturing equipment, net                  83,492         45,492
Other assets, net                                        86,884         71,884
Deferred income tax benefit                              29,602        261,900
                                                    -----------    -----------
      Total assets                                    1,949,955      1,648,066
                                                    ===========    ===========

      LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
   Advanced billings                                     57,061           --
   Accrued payroll, deferred wages and
     vacation pay                                       336,685        342,432
   Accounts payable and accrued expenses                379,174        485,380
                                                    -----------    -----------
      Total current liabilities                         772,920        827,812

Convertible subordinated notes - related parties
      Total liabilities                                 365,000        365,000
                                                    -----------    -----------
                                                      1,137,920      1,192,812
                                                    ===========    ===========
Stockholders' equity:
   Common stock                                         205,281        203,097
   Additional paid-in capital                         3,907,056      3,901,052
   Accumulated deficit                               (3,300,302)    (3,648,895)
                                                    -----------    -----------
   Total stockholders' equity                           812,035        455,254
                                                    -----------    -----------
   Total liabilities and stockholders' equity       $ 1,949,955    $ 1,648,066
                                                    ===========    ===========

See accompanying notes to condensed financial statements.

                     TEL-INSTRUMENT ELECTRONICS CORPORATION
                 CONDENSED COMPARATIVE STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                               Three Months Ended                Nine Months Ended
                                         ------------------------------    ------------------------------
                                          December 31,     December 31,     December 31,     December 31,
                                              1997             1996             1997             1996
                                         -------------    -------------    -------------    -------------
Sales
   Government, net                       $   1,133,538          672,740    $   2,258,243        1,457,114
   Commercial, net                             348,495          267,996          938,654          718,830
                                         -------------    -------------    -------------    -------------
Total sales                                  1,482,033          940,736        3,196,897        2,175,944

Cost of sales                                  505,202          414,320        1,193,096          918,472
                                         -------------    -------------    -------------    -------------
Gross margin                                   976,831          526,416        2,003,801        1,257,472

Operating expenses
   Selling, general & administrative           334,208          221,904          737,383          634,009
   Engineering, research & development         284,309          117,734          648,235          338,063
                                         -------------    -------------    -------------    -------------
Total operating expenses                       618,517          339,638        1,385,618          972,072

Profit from operations                         358,314          186,778          618,183          285,400

Other income (expense):
   Interest income                               6,145                6           17,878              615
   Interest expense                            (17,578)         (15,017)         (55,170)         (48,124)
                                         -------------    -------------    -------------    -------------
Income before taxes                            346,881          171,767          580,891          237,891

Provision for income taxes                     138,834             --            232,298             --
                                         -------------    -------------    -------------    -------------
Net income                               $     208,047          171,767    $     348,593          237,891
                                         =============    =============    =============    =============
Basic and diluted earnings
  per share                              $        0.10             0.08    $        0.17             0.13
Dividends per share                               None             None             None             None
Weighted average shares outstanding          2,093,989        2,049,629        2,089,656        1,866,785

See accompanying notes to condensed finanical statements

                     TEL-INSTRUMENT ELECTRONICS CORPORATION
                 CONDENSED COMPARATIVE STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                  Nine Months Ended
                                                                     December 31,
                                                                  1997         1996
                                                                ---------    ---------
Increase (decrease) in cash:
Cash flows from operating activities
Net income                                                      $ 348,593    $ 237,891
Adjustments to reconcile net income to cash provided
   by operating activities:
    Deferred income taxes                                         232,298         --
    Depreciation                                                   24,483       18,344
    Disposal of sales equipment                                      --          2,093

Changes in assets and liabilities:
 (Increase) decrease in accounts receivable, net                 (482,853)     105,551
 (Increase) decrease in inventories                               (45,318)       4,467
 (Increase) decrease in other current assets                      (18,594)      (6,348)
 (Increase) decrease in other assets                              (15,000)       1,124
 Increase in advanced billings                                     57,061         --
 Increase (decrease) in accrued payroll, deferred wages
     and vacation pay                                              (5,747)    (117,358)
 (Decrease) increase in accounts payable and accrued expenses    (106,206)     (68,637)
                                                                ---------    ---------
Net cash (used in) provided by operations                         (11,283)     177,127
                                                                ---------    ---------
Cash flows from investing activities:
  Purchases of office and manufacturing equipment                 (62,483)     (33,938)
                                                                ---------    ---------
Net cash used in investing activities                             (62,483)     (33,938)
                                                                ---------    ---------
Cash flows from financing activities:
Proceeds from exercise of stock options                             8,188         --
 Proceeds from issuance of common stock                              --         87,500
                                                                ---------    ---------
 Net cash provided by financing activities                          8,188       87,500
                                                                ---------    ---------

Net (decrease) increase in cash                                   (65,578)     230,689
Cash at beginning of period                                       528,636       22,625
                                                                ---------    ---------

Cash at end of period                                           $ 463,058    $ 253,314
                                                                =========    =========

Interest Paid:                                                  $  45,041    $  61,173
                                                                =========    =========
Non-Cash Items:
 Preferred stock redeemed and exchanged for common stock        $    --      $ 606,643
 Stock issued to related party for liabilities                  $    --      $  46,540


See accompanying notes to condensed financial statements.

                        TEL-INSTRUMENT ELECTRONICS CORP.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 1    Basis of Presentation

In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position of Tel-Instrument Electronics Corp. as of December 31, 1997, the results of operations for the three and nine months ended December 31, 1997 and December 31, 1996, and statements of cash flows for the nine months ended December 31, 1997 and December 31, 1996. These results are not necessarily indicative of the results to be expected for the full year.

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

Note 2    Inventories

Inventories consist of:

                                                  December 31,        March 31,
                                                          1997             1997
                                                  ------------------------------
              Purchased parts                       $  289,213     $    213,842
              Work-in-process                          176,583          206,750
              Less: Reserve for obsolescence          (68,305)         (68,419)
                                                  ------------------------------
                                                    $  397,491     $    352,173
                                                  ==============================

Note 3    Reclassifications

Certain reclassifications have been made to the fiscal year 1997 financial statements to be consistent with the fiscal year 1998 presentation. These reclassifications have no effect on the financial results.

Note 4    Income Taxes

At March 31, 1997, the Company, in accordance with FASB 109, reduced the valuation allowance and recognized a deferred income tax benefit of $340,200. The recognized deferred income tax benefit is based upon the expected utilization of net operating loss carryforwards as the Company believes it is more likely than not that it will realize a portion of its net operating losses before they expire. For the nine months ended December 31, 1997, the Company recorded a provision for income taxes of $232,298, which represents the effective federal and state tax rate on the Company's net income before taxes of $580,891. The Company has no tax liability. The $232,298 tax provision reduced the Company's deferred income tax by the same amount at December 31, 1997. This amount represents a portion of the net operating loss carryforward tax benefit as stated on the March 31, 1997 balance sheet that the Company previously recognized for financial statement reporting purposes and expects to utilize in the future for tax reporting purposes.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         POSITION AND RESULTS OF OPERATIONS

Results of Operations

The Company has continued to increase sales and income from operations while increasing its research and development expenditures, which grew by over 91% from the prior fiscal year, to over 20% of sales. This investment in research and development is necessary to perform on existing contracts, to sustain the growth and profitability of the Company, and to continue producing innovative, state-of-the-art products. This increase includes several temporary engineers employed to finalize the U.S. Navy T-47M design, as mentioned below.

The Company continues to focus its principal efforts in the government market and has been very active in responding to requests for quotation, from the U.S. Government, in addition to adapting its product designs to respond to these requests.

On August 12, 1997 the Company received notice that it had been awarded a major contract from the U.S. Navy. The initial order is for $949,324 to provide five T-47M IFF test sets, for Navy evaluation, and for the associated tests and documentation. This work, to be completed during calendar year 1998, represents a major milestone for the Company since this contract could be a significant source of future revenues. This contract includes options for up to 1,300 units which the Navy can exercise through the year 2001. There is no assurance that these options will be exercised by the Navy.

In the third quarter of the current fiscal year the Company fulfilled its obligation and delivered the final units of the T-30CM to the U.S. Air Force. Sales derived from this contract represented 35% of total sales for the nine months ended December 31, 1997 as compared to 46% for fiscal year 1997. As a result, the next several quarters may not exhibit the growth the Company has experienced over the last few years. However, while the Company believes that the future still remains positive based on the Navy contract and other outstanding proposals, there can be no assurance that these sales will materialize.

Sales

Sales increased $541,297 (57.5%) and $1,020,953 (46.9%) for the three and nine months ended December 31, 1997, respectively, as compared to the same periods last year. The sales increases were both in the government and commercial markets. Government sales increased $460,798 (68.5%) and $801,129 (55.0%) related to contracts with the government and from several Department of Defense prime contractors. Commercial sales increased $80,499 (30.0%) and $219,824 (30.6%) for the three and nine months ended December 31, 1997, respectively , as compared to the three and nine months ended December 31, 1996. These increases cannot be assured for the future.

During the first quarter of the current fiscal year the Company had identified certain technical issues with one of its products scheduled to be delivered during the second quarter. The Company corrected such technical issues and all of the remaining units were shipped during the third quarter. As such, these delayed shipments had a positive affect on the third quarter results.

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          POSITION AND RESULTS OF OPERATION

Sales (continued)

The Company continues to explore expansion into other markets in order to capitalize on its test equipment technology.

Gross Margin

Gross margin increased $450,415 (85.6%) and $746,329 (59.4%) for the three and nine months ended December 31, 1997, respectively, as compared to the same periods in the prior fiscal year. Gross margin as a percent of sales was 65.9% and 62.7% for the three and nine months ended December 31, 1997, respectively, as compared to 56.0% and 57.8% for the three and nine months ended December 31, 1996, respectively. The increase in gross margin primarily reflects the higher volume and cannot be assured for the future.

Operating Expenses

Selling, general, and administrative expenses increased $112,304 (50.6%) and $103,374 (16.3%) for the three and nine months ended December 31, 1997 as compared to the prior fiscal year. These increases are the result of expenses incurred related to the Company's efforts to explore additional markets for its technology, additional employee incentive compensation, and higher sales commissions. These increases were partially offset by lower selling and administrative salaries. Engineering, research and development expenses increased $166,575 (141.4%) and $310,172 (91.7%) for the three and nine months ended December 31, 1997 as compared to the prior fiscal year, reflecting the Company's commitment and effort to develop new products, especially the aforementioned contract with the U.S. Navy.

Interest Income

Interest income increased as a result of higher cash balances.

Income Before Taxes

Income before taxes increased $175,114 to $346,881 for the three months ended December 31, 1997, and $343,000 to $580,891 for the nine months ended December 31, 1997 as compared to the same period last year.

Provision For Income Taxes

A provision for income taxes was not recognized in the prior fiscal year because the Company applied a full valuation allowance. At March 31, 1997, the Company reduced the valuation allowance and recorded the resulting deferred income tax benefit. For the nine months ended December 31, 1997, the Company has

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          POSITION AND RESULTS OF OPERATION

Provision For Income Taxes (continued)

recorded a provision for income taxes utilizing estimated effective Federal and State income tax rates for fiscal year 1998. The Company has no tax liability. The Company will continue to monitor the amount of deferred tax benefit (net operating loss carryforward) which can be currently recognized from future taxable income.

Net Income

Net income for the three months ended December 31, 1997 was $208,047 or $0.10 per share, as compared to $171,767 or $0.08 per share for the three months ended December 31, 1996. Net income for the nine months ended December 31, 1997 was $348,593 or $0.17 per share as compared to $237,891 or $0.13 per share for the nine months ended December 31, 1996. The improvement in net income per common share was partially offset by the increase in the number of shares outstanding and by the tax provision. Net income for the nine months ended December 31, 1997 was reduced by a $232,298 tax provision as described in the preceding paragraph. The net income for the comparable fiscal 1997 period was not reduced.

Liquidity and Capital Resources

At December 31, 1997 the Company had positive working capital of $977,057 as compared to $440,978 at March 31, 1997. The Company's financial position continues to improve. The Company's net worth improved to $812,035 at December 31, 1997 as compared to $455,254 at March 31, 1997. For the nine months ended December 31, 1997, cash flows from operations used $11,283 of cash as compared to providing cash of $177,127 during the nine months ended December 31, 1996. This decrease in operating cash flows resulted from increases in accounts receivable of $482,853 and decreases in accounts payable and accrued expenses of $106,206. The increase in accounts receivable is directly related to the increase in sales and the decrease in accounts payable and accrued expenses is due to significant payments made to vendors upon the completion of certain contracts. These uses of cash were offset by the Company's income before taxes and depreciation expense of $605,374.

The Company continues to devote its efforts to new product and market development, and to explore opportunities to improve its profitability and cash flow. Based upon the current backlog and cash on hand, the Company believes that it should have sufficient working capital to fund its plans for the next year. At present, the Company does not expect to incur significant long-term needs for capital outside of its normal operating activities.

The Company received in the current fiscal quarter approval to apply for progress payments on the contract with the U.S. Navy.

These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K to the Securities and Exchange Commission for the year ended March 31, 1997.

Market Information

There has been no established public trading market for Registrant's Common Stock. Subsequent to the public offering of the Company's Common Stock in December 1988, the Common Stock has traded sporadically in the over-the-counter market. During the fiscal quarter ended December 31, 1997, the Company's Common Stock was reported as having the high and low trades of $1.94 and $1.25, respectively. These trades reflect reported inter-dealer prices without retail markup or commission.

Part II Other Information

Item 4. Submission of Matters to a Vote of Security Holders

(a) The Annual Meeting of Shareholders was held on December 3, 1997 (the "Annual Meeting").

(b) Not applicable because (i) proxies for the Annual Meeting were not solicited pursuant to Regulation 14A under the Securities and Exchange Act of 1934; (ii) there was no solicitation in opposition to management's nominees as listed in the Company's proxy statement; and (iii) all of such nominees were elected.

(c) At the Annual Meeting, the Company's shareholders voted in favor of management's nominees for election as directors of the Company as follows:

                                             For                    Against
                                             ---                    -------
Harold K. Fletcher                        1,388,721                    0
Robert J. Walker                          1,388,721                    0
George F. Leon                            1,388,721                    0

The shareholders also voted all 1,388,721 shares in favor of Coopers and Lybrand as the Corporation's certified public accountants for the fiscal year ending March 31, 1998.

The shareholders also voted all 1,388,721 shares for ratification of the Company's issuance of 10% convertible notes, in aggregate amount of $350,000, to Harold K. Fletcher.

(d) Not applicable.

Item 6. Exhibits and Reports on Form 8-K

          (a) The exhibits filed or incorporated by reference as part of this Quarterly Report on Form 10-Q are listed in the attached Index to Exhibits.

          (b) During the quarter ended December 31, 1997, the Company did not file any current Reports on Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  TEL-INSTRUMENT ELECTRONICS CORP.

Date: 12 February 1998            /s/ Harold K. Fletcher
                                  ---------------------
                                      Harold K. Fletcher
                                      Chairman and President