Form 10-K
period 1998-03-31
TEL INSTRUMENT ELECTRONICS CORP
filed 1998-06-23
CIK 96885

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the fiscal year                                          Commission File No.
ended March 31, 1998                                              33-18978

                        TEL-INSTRUMENT ELECTRONICS CORP.
             (Exact name of Registrant as specified in its charter)

       New Jersey                                       22-1441806
(State of incorporation)                    (IRS Employer Identification Number)

   728 Garden Street
 Carlstadt, New Jersey                                      07072
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code:   (201) 933-1600

Securities registered pursuant to Section 12(b) of the Act:

                        None

Securities registered pursuant to Section 12(g) of the Act:

                        None

Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ . No___.

The aggregate market value of the voting Common Stock (par value $.10 per share) held by non-affiliates on June 03, 1998 was $2,650,012 using the price of the last trade on June 3, 1998.

2,094,735 shares of Common Stock were outstanding as of June 03, 1998.

Total Pages - 36

Exhibit Index - pages 33-34

                                     PART I

Item 1. Business

      General

      Tel-Instrument Electronics Corp. ("Tel" or the "Company") designs, manufactures and sells test equipment to the general aviation and commercial aviation market and to the government/military aviation market, both domestically and internationally. The Company has been in business since 1947.

      The Company continued its growth in fiscal year 1998 with sales increasing approximately 25% from the prior fiscal year and income before income taxes increasing approximately 18% for the same period. This growth was accomplished in conjunction with the Company's significant investment in engineering, research and development for which expenditures increased more than 85% from the prior fiscal year and with expenses for investigating new markets for new products.

      The Company continues to focus its efforts in the government market and has been very active in responding to requests from the U.S. Government for quotations, in addition to adapting its product designs to respond to these requests.

      On August 12, 1997, the Company received notice that it was awarded a major contract from the U.S. Navy. The initial order is for $949,324 to provide five T-47M IFF (Identification Friend or Foe) test sets for Navy evaluation and for the associated documentation. This work, to be completed during calendar year 1998, represents a major milestone for the Company and its engineering efforts since this contract could be a significant source of future revenues. This contract includes options for up to 1,300 units which the Navy can exercise through calendar year 2001. There is no assurance that these options will be exercised by the Navy or that the gross margin on this contract will be at the current level. The Company has presented the initial design to the U.S. Navy for this contract and the Company believes that such review was favorable.

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

      The table below sets forth the composition of Tel's sales for the last three fiscal years.

                              Year Ended        Year Ended       Year Ended
                               March 31,         March 31,         March 31,
                                 1998              1997              1996
                                 ----              ----              ----
      Commercial              $1,489,563        $1,140,779        $1,274,606
      Government               2,469,679         2,024,895         1,043,482

      In  the  fiscal  year  ended  March  31,  1995,   Tel  won  a  competitive
      solicitation from the United States Air Force (USAF) for the Model T-30CM. Sales derived from this contract

Item 1. Business
      represented 34%, 46% and 37% of total government sales for the years ended March 31, 1998, 1997 and 1996, respectively. As a result of completing this contract, the Company's backlog has been reduced.

      Foreign commercial sales are made direct or through American export agents at a discount reflecting the 15% selling commission under oral, year-to-year arrangements. For the years ended March 31, 1998, 1997 and 1996, foreign commercial sales were 21%, 14% and 27%, respectively, of total commercial sales.

      In June 1998, the Company signed an exclusive agreement with Muirhead Avionics based in the United Kingdom to represent the Company in parts of Europe. The Company has received from Muirhead Avionics a $323,000 contract for its T-48I.

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

      Set forth below is Tel's backlog at March 31, 1998 and 1997. Sales increased again in fiscal year 1998 because of government orders. (See Management's Discussion - Item 7 and Markets - Item 1).

      Tel believes that all of the backlog at March 31, 1998 will be delivered during the fiscal year ending March 31, 1999.

                              Commercial        Government             Total
                              ----------        ----------             -----
      March 31, 1998           $ 65,800         $1,655,678          $1,721,478
      March 31, 1997            174,600          2,276,952          2,451,552

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

      The civilian market for avionic testing equipment is dominated by three manufacturers, of which Tel is believed to be the third largest. The market is relatively small. The Company believes that the foreign commercial market represents a better opportunity than the US commercial market for growth. The foreign market is larger than the domestic market and many foreign airlines are upgrading to meet U.S. requirements.

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

      Tel sells to many commercial customers. One domestic distributor accounted for 15% of commercial sales for the year ended March 31, 1998. In fiscal 1997, no end user customer or distributor accounted for more than 10% of commercial sales. In fiscal year 1996, the only customers purchasing over 10% of Tel's commercial sales were two distributors (14% and 12%) who sell to many end users.

      The military market is large, but is dominated by large corporations with substantially greater resources than Tel. Tel bids for government contracts on competitive bids, on the basis of "small business set asides" (i.e., statutory provisions requiring the military to entertain bids only from statutorily defined small businesses), and on bids for sub-contracts from major government suppliers. The Company's government sales have increased from $244,289 in fiscal year 1992 to $2,469,679 in fiscal year 1998.

      Because of the larger size of the military market, in contrast to the limited civilian market, Tel has been increasing its efforts to obtain military contracts and sub-contracts. Although it is anticipated that the total defense budget will continue to decline, management believes that the portion devoted to operation and maintenance of existing and improved avionics will be less adversely affected. Tel has increased its concentration on meeting end user needs by modifying commercial designs to satisfy special government/military requirements. This approach appears to be viable as Tel has been able to sell the T-36M, T-49C, T-49CF, T-47 family, and T-48I to government agencies and prime contractors with a growing list of other prospective buyers. Government small purchase procedures allow Tel to sell test sets to contractors and users who could have influence on future government purchases. Tel will also continue its efforts to penetrate the export market.

      Competition

      In the general aviation and airline market, Tel competes principally with IFR, an independent firm, and with JC Air, a division of BF Goodrich. This market is highly competitive. Tel has generally been successful because of its high quality products, prices, and responsive service. Tel also provides customers with calibration and repair services.

      The military market is dominated by large corporations with greater operating experience with the military. Tel competes in this market by selling applicable "best commercial practice" test equipment adapted to government standards, by bidding for small business set asides and by subcontracting with larger corporations to produce subsystems. Tel's equipment is both capable and durable, and less expensive than its competitors.

      Tel's past ability to compete in the civil aviation market and the military market has been restricted because of limited financial resources. However, the improvement in financial position allows it to compete more effectively (see Liquidity and Capital Resources in Item 7). Tel has no patents or licenses which are material to its business.

      Research and Development

      In the fiscal years ended March 31, 1998, 1997 and 1996, Tel spent $902,250, $486,884, and $390,399, respectively, on the research and development of new and improved products. None of these amounts were sponsored by customers. Tel's management believes that continued and increased expenditures for research and development are necessary to enable Tel to expand its sales and generate profits.

      In fiscal year 1997, the development of the military version of the T-36 (T-36M) using a microprocessor for control, and an IFF interrogator test version of the T-47C (T-47N) were completed. A contract for the T-36M for $324,795 was received in April 1996 and a proposal for a modified T-47N (T-47M) was submitted to the U.S. Navy in May 1997. On August 12, 1997, the Company was awarded a contract from the U.S. Navy for the T-47M IFF test sets. Engineering, research and development expenditures in 1998 were directed primarily toward finalization of the design of the T-47M and new products for other targeted markets, such as the T-49CF.

      Personnel

      Tel has ten manufacturing, six administrative and sales, and five research and development employees, none of whom belongs to a union. Tel does not believe that there will be any difficulty in adding personnel as required. The Company also uses several part-time consultants on an as needed basis. During fiscal year 1998, the Company employed a number of engineering consultants to finalize the development of the T-47M IFF test sets for the U.S. Navy.

Item 2. Properties

      The Company leases 11,164 square feet in Carlstadt, New Jersey as its manufacturing plant and administrative offices, pursuant to a five year lease expiring in August, 1998. The Company is currently negotiating a long-term lease on the same premises. Tel is unaware of any environmental problems in connection with its location and, because of the nature of its manufacturing activities, does not anticipate such problems.

Item 3. Pending Legal Proceedings

      There are no material pending legal proceedings.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters Market Information

      There has been no established public trading market for Registrant's Common Stock. Subsequent to the public offering of the Company's Common Stock in December 1988, the Common Stock has traded sporadically in the over-the-counter market. During the fiscal year ended March 31, 1998, the Company's Common Stock had the high and low bids of $1.875 and $.875, respectively. These quotations reflect inter-dealer prices, without retail markup or commission and may not necessarily represent actual transactions. On June 3, 1998, the low bid was $2.125 and the high bid was $2.625.

      Approximate Number of Equity Security Holders

                                                    Number of Record
                                                      Holders as of
      Title of Class                                  March 31, 1998
      --------------                                  --------------
      Common Stock, par value                               838
      $.10 per share

      Dividends

      Registrant has not paid dividends on its Common Stock and does not expect to pay such dividends in the foreseeable future.

Item 6. Selected Financial Data

                        TEL-INSTRUMENT ELECTRONICS CORP.
                        SUMMARY OF FINANCIAL INFORMATION

                                                                         Years Ended March 31,
                                                 -----------------------------------------------------------------------
                                                     1998           1997          1996           1995           1994
                                                     ----           ----          ----           ----           ----
Statement of Operations Data:
   Net revenues                                  $ 3,959,242    $ 3,165,674    $ 2,318,088    $ 1,865,492    $ 1,308,939
                                                 -----------    -----------    -----------    -----------    -----------
   Operating costs and expenses:
   Cost of sales                                   1,559,542      1,325,659      1,022,942        888,213        619,165
   Selling, general and administrative               909,505        854,093        739,912        575,124        506,595
   Engineering, research and development             902,250        486,884        390,399        315,331        236,206
                                                 -----------    -----------    -----------    -----------    -----------
                                                   3,371,297      2,666,636      2,153,253      1,778,668      1,361,966
                                                 -----------    -----------    -----------    -----------    -----------
   Income (loss) from operations                     587,945        499,038        164,835         86,824        (53,027)
   Other expenses, net                               (68,847)       (57,954)       (69,156)       (76,348)       (66,116)
                                                 -----------    -----------    -----------    -----------    -----------
   Income/(loss) before extraordinary
     item and income taxes                           519,098        441,084         95,679         10,476       (119,143)
   Extraordinary item                                   --             --             --           12,000           --
                                                 -----------    -----------    -----------    -----------    -----------
   Income/(loss) before income taxes                 519,098        441,084         95,679         22,476       (119,143)

   Income taxes, net of income tax benefit (2)        58,719        340,200           --             --             --
                                                 -----------    -----------    -----------    -----------    -----------
   Net income (loss)                             $   577,817    $   781,284    $    95,679    $    22,476    $  (119,143)
                                                 ===========    ===========    ===========    ===========    ===========
   Income/(loss) per share from
     continuing operations: diluted
     before extraordinary item (1)               $      0.28    $      0.41    $      0.04    $     (0.01)   $     (0.09)
                                                 -----------    -----------    -----------    -----------    -----------
     Extraordinary item                                 --             --             --             0.01           --
                                                 -----------    -----------    -----------    -----------    -----------
   Income/(loss) per common share                $      0.28    $      0.41    $      0.04    $      --      $     (0.09)
                                                 ===========    ===========    ===========    ===========    ===========

                                                                             Years Ended March 31,
                                                     --------------------------------------------------------------------
                                                      1998           1997           1996           1995           1994
                                                      ----           ----           ----           ----           ----
Balance Sheet Data:
  Working capital (deficiency)                    $  864,061     $  440,978     $ (500,199)    $ (519,207)    $ (506,519)

   Total assets                                    1,941,141      1,648,066        824,606        872,442        780,825

   Long-term debt                                    300,000        365,000        100,000        165,000        200,000

   Redeemable preferred stock                           --             --          606,643        576,643        546,643

   Stockholders' equity (deficiency)               1,060,068        455,254     (1,118,364)    (1,184,031)    (1,176,507)

(1) The earnings/(loss) per share is calculated on the weighted average number of shares outstanding. For the years 1994 to 1996 the preferred stock dividends of $30,000 per year were deducted from income/(loss) before extraordinary item and income taxes.
(2) Income taxes recorded in accordance with FASB 109.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

      A number of the statements made by the Company in this report may be regarded as "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.

      Forward-looking statements include, among others, statements concerning the Company's outlook, pricing trends and forces within the industry, the completion dates of capital projects, expected sales growth, cost reduction strategies and their results, long-term goals of the Company and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts.

      All predictions as to future results contain a measure of uncertainty and accordingly, actual results could differ materially. Among the factors that could cause a difference are: changes in the general economy; changes in demand for the Company's products or in the costs and availability of its raw materials; the actions of competitors; the success of our customers; technological change; changes in employee relations; government regulations; litigation, including its inherent uncertainty; difficulties in plant operations and materials transportation; environmental matters; and other unforeseen circumstances. A number of these factors are discussed in the Company's filings with the Securities and Exchange Commission.

      Results of Operations 1998 Compared to 1997

      Overview

      The Company continued its growth in fiscal year 1998 with sales increasing approximately 25% from the prior fiscal year and income before income taxes increasing approximately 18% for the same period. This growth was accomplished in conjunction with the Company's significant investment in engineering, research and development for which expenditures increased more than 85% from the prior fiscal year and with expenses for investigating new markets for new products.

      Engineering, research and development expenditures were directed primarily toward finalization of the design of the T-47M for the U.S. Navy and new products for other targeted markets. In August 1997, the Company was awarded a major contract from the U.S. Navy for the T-47M IFF test sets. This contract could be a source of significant revenues which could include options for up to 1,300 units which the U.S. Navy can exercise through calendar year 2001. In April 1998, the Company completed a second design review with the U.S. Navy without any major technical issues needing resolution. If field evaluations are successful, it is anticipated that shipments could begin early in Company fiscal year 2000. However, there can be no assurance that these options will be exercised by the U.S. Navy.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

      Results of Operations 1998 Compared to 1997 (Continued)

      Sales

      For the fiscal year ended March 31, 1998 sales increased $793,568 (25.1%) as compared to the same period last year. Government sales increased as a result of contracts with the Government and from several Department of Defense prime contractors. Commercial sales increased modestly as a result of the continuing economic improvement of the aviation industry as a whole. During fiscal year 1998, the Company fulfilled its obligation and delivered the final units of the T-30CM to the U.S. Air Force. Sales derived from this contract represented approximately 34% of total government sales for fiscal year 1998 as compared to 46% in the prior fiscal year. As a result of completing this substantial production contract, sales will be lower during the first half of fiscal year 1999. However, management believes that this decline is temporary and new contracts can be obtained to increase sales (see discussion of T-47M above).

      In June 1998, the Company signed an exclusive agreement with Muirhead Avionics based in the United Kingdom to represent the Company in Europe. The Company has received a $323,000 contract from Muirhead for the T-48I.

      Gross Margin

      Gross margin increased $559,685 (30.4%) for the twelve months ended March 31, 1998 as compared to the twelve months ended March 31, 1997. The increase in gross margin is primarily attributed to the higher sales volume. Gross margin as a percent of sales was 60.6% for the year ended March 31, 1998 as compared to 58.1% for the year ended March 31, 1997.

      Operating Expenses

      Selling, general and administrative expenses increased $55,412 (6.5%) for the fiscal year ended March 31, 1998 as compared to the fiscal year ended March 31, 1997. This increase is primarily the result of expenses incurred related to the Company's efforts to explore new markets for its technology, higher commission expenses to independent sales representatives attributed to the higher sales, and expenses associated with the Company's efforts to obtain ISO 9001 certification, partially offset by the reversal of certain accounting adjustments.

      Engineering, research and development expenditures increased $415,366 or 85.3% for the twelve month period ended March 31, 1998 as compared to the same twelve-month period in the prior fiscal year. Engineering, research and development expenditures represented 22.8% of sales for the year ended March 31, 1998 as compared to 15.4% in the prior fiscal year. Research and development expenditures in 1998 were directed primarily toward finalization of the design of the T-47M for the U.S. Navy, new products for other targeted markets, and maintaining its competitiveness within the industry. During 1998, the Company continued to invest in engineering through the expansion of its management and staff levels to handle the increased research and development activity. Recruitment costs also contributed to the increase in engineering, research and development expenses in 1998.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

      Results of Operations 1998 Compared to 1997 (Continued)

      Interest

      Interest income increased as a result of the higher cash balances, but such increase was partially offset by interest on the convertible debentures.

      Income Before Taxes

      Income before taxes increased $78,014 or 17.7% for the current fiscal year as compared to the prior fiscal year even though the Company significantly increased its expenditures in 1998 as discussed above.

      Income Taxes

      For the year ended March 31, 1998, the Company recorded income tax expense of $207,379 and in the fourth quarter of fiscal year 1998 recorded an income tax benefit of $266,098, reducing the valuation allowance to reflect the deferred tax assets utilized to offset income tax expense. The recognized deferred tax asset is based upon the Company's belief that it will realize a portion of the deferred tax asset. The inability to obtain new profitable contracts or the failure of the Company's engineering development efforts could reduce estimates of future profitability in the new term, which could affect the Company's ability to utilize the deferred tax asset on the balance sheet. This amount is only an estimate and may differ from actual results. See Note 8 in the Notes to Financial Statements.

      Results of Operations 1997 Compared to 1996

      For the year ended March 31, 1997 sales increased $847,586 (36.6%) to $3,165,674, as compared to the year ended March 31, 1996. This increase in sales is attributed to the government segment and specifically sales associated with a contract with the USAF. The uncertainty of the commercial market continues and, as such, the Company has been emphasizing its efforts in the government market. The Company has been very active in responding to requests for proposal from the U.S. Government and continues to modify its products to respond to these requests. The Company is also seeking to expand its business into other markets to capitalize on its test equipment technology. However, there can be no assurance that the Company will be successful in this endeavor.

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

      Results of Operations 1997 Compared to 1996 (Continued)

      research  and  development  expenses  increased  $96,485  (24.7%)  due  to
      increased  new  product   development   efforts  and  employee   incentive
      compensation.

      Net income before income taxes and income tax benefit was $441,084 for the year ended March 31, 1997, as compared to $95,679 for the year ended March 31, 1996.

      For the year ended March 31, 1997, the Company recorded an income tax benefit of $340,200 as the Company believes it is more likely than not that it will realize a portion of its net operating losses before they expire. The inability to obtain new profitable contracts or the failure of the Company's engineering development efforts could reduce estimates of future profitability in the near term, which could affect the Company's ability to utilize the deferred tax asset on the balance sheet or its loss carryforwards. This amount is only an estimate and may differ from actual future results. See Note 8 in the Notes to Financial Statements.

      Net income for the year ended March 31, 1997 was $781,284 or $0.41 per share as compared to $95,679 or $0.04 per share for the year ended March 31, 1996.

      Liquidity and Capital Resources

      At March 31, 1998 the Company had positive working capital of $864,061 as compared to $440,978 at March 31, 1997. The Company's liquidity and capital position was improved primarily by the Company's increased profitability. However, during fiscal year 1998 the Company significantly reduced its outstanding liabilities and, as a result, cash provided by operations was $98,371 for the year ended March 31, 1998 as compared to $464,557 for the year ended March 31, 1997. The decrease in accrued expenses and accounts payable and increases in accounts receivable and inventories was offset mostly by the Company's net income.

      The Company's net worth has increased to $1,060,068 primarily as a result of the Company's increased profitability and to a lesser extent the repurchase of the redeemable preferred stock at a favorable discount. See
      Note 7 to Notes to Financial Statements.

      The Company continues to explore additional opportunities to find ways to improve its profitability and cash flow. Based upon the current backlog and cash on hand, the Company believes that it should have sufficient working capital to fund its plans over the next twelve months and on a long term basis. At present, the Company does not expect to incur significant needs for capital outside of its normal operating activities.

      The Company has received a letter of interest from a major bank for a line of credit in the amount of $350,000. This arrangement is expected to be finalized in July 1998.

      There was no significant impact on the Company's operations as a result of inflation for the year ended March 31, 1998.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

      Year 2000 Issue

      The Company is reviewing its computer programs and systems to ensure that the programs and systems will function properly and be Year 2000 compliant. The Company presently believes that the Year 2000 problem will not pose significant operational problems for the Company's computer systems. The estimated cost of these efforts are not expected to be material to the Company's financial position or any year's result of operations, although there can be no assurance to this effect. In addition, the Year 2000 problem may impact other entities with which the Company transacts business, and the Company cannot predict the effect of the Year 2000 problem on such entities.

Item 8. Financial Statements and Supplementary Data

                                                                       Pages
                                                                       -----
   (1) Financial Statements:

         Report of Independent Accountants                               14

         Balance Sheets - March 31, 1998 and 1997                        15

         Statements of Operations - Years Ended
           March 31, 1998, 1997 and 1996                                 16

         Statements of Changes in Stockholders'
           Equity/(Deficiency) - Years Ended March 31,

           1998, 1997 and 1996                                           17

         Statements of Cash Flows - Years Ended
            March 31, 1998, 1997 and 1996                                18

         Notes to Financial Statements                                  19-28

   (2) Financial Statement Schedule:

          II - Valuation and Qualifying Accounts                         29

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tel-Instrument Electronics Corp. as of March 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 1998, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole presents fairly, in all material respects, the information required to be included therein.

                                                        COOPERS & LYBRAND L.L.P.

      New York, New York
      May 22, 1998

TEL-INSTRUMENT ELECTRONICS CORP.

Balance Sheets

                                                              March 31,
                                                     ---------------------------
                     ASSETS                               1998          1997
                                                     -----------    ------------
Current assets:
   Cash                                              $   585,281    $   528,636
   Accounts receivable, net of allowance
      for doubtful accounts of $16,064
      and $65,521 at March 31, 1998
      and 1997, respectively                             374,506        302,737
   Inventories, net                                      383,030        352,173
   Prepaid expenses and other current assets              24,017          6,944

   Deferred income tax benefit - current                  78,300         78,300
                                                     -----------    -----------

             Total current assets                      1,445,134      1,268,790

Office and manufacturing equipment, net                   79,321         45,492
Other assets                                              96,067         71,884
Deferred income tax benefit                              320,619        261,900
                                                     -----------    -----------
Total assets                                         $ 1,941,141    $ 1,648,066
                                                     ===========    ===========
         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:

   Note payable - related party - current portion    $    50,000    $      --
   Convertible subordinated  note - related party         15,000           --
     Accounts payable                                     68,613         89,344
     Accrued payroll, vacation pay
       and deferred wages                                211,400        342,432
     Accrued expenses - related parties                   46,730         70,480
     Other accrued expenses                              189,330        325,556
                                                     -----------    -----------
         Total current liabilities                       581,073        827,812
                                                                          -
Note payable - related party                             300,000        350,000
Convertible subordinated note - related party               --           15,000
                                                     -----------    -----------
         Total liabilities                               881,073      1,192,812
Stockholders' equity
    Common stock, par value $.10 per share,
       2,094,735 and 2,030,948 issued and
       outstanding as of March 31, 1998
       and 1997,respectively                             209,476        203,097
    Additional paid-in capital                         3,921,670      3,901,052
    Accumulated deficit                               (3,071,078)    (3,648,895)
                                                     -----------    -----------
          Total stockholders' equity                   1,060,068        455,254
                                                     -----------    -----------
   Total liabilities and stockholders' equity        $ 1,941,141    $ 1,648,066
                                                     ===========    ===========

The accompanying notes are an integral part of the financial statements

TEL-INSTRUMENT ELECTRONICS CORP.

Statements of Operations

                                            For the years ended March 31,
                                     -----------------------------------------
                                         1998           1997          1996
                                     -----------    ------------   -----------
Sales - commercial, net              $ 1,489,563    $ 1,140,779    $ 1,274,606
Sales - government, net                2,469,679      2,024,895      1,043,482
                                     -----------    -----------    -----------
   Total Sales                         3,959,242      3,165,674      2,318,088
Cost of sales                          1,559,542      1,325,659      1,022,942
                                     -----------    -----------    -----------
   Gross margin                        2,399,700      1,840,015      1,295,146
                                     -----------    -----------    -----------
Operating expenses:
  Selling, general and
     administrative                      909,505        854,093        739,912
  Engineering, research
      and development                    902,250        486,884        390,399
                                     -----------    -----------    -----------
   Total operating expenses            1,811,755      1,340,977      1,130,311
                                     -----------    -----------    -----------
      Income from operations             587,945        499,038        164,835
Other income/(expense):
   Interest income                        27,872          5,183           --
   Interest expense                      (60,669)       (51,137)       (57,570)
   Interest expense -
      related parties                    (36,050)       (12,000)       (12,100)
   Other, net                               --             --              514
                                     -----------    -----------    -----------
Income before income taxes               519,098        441,084         95,679
Income tax, net of income
   tax benefit                            58,719        340,200           --
                                     -----------    -----------    -----------
   Net Income                        $   577,817    $   781,284    $    95,679
                                     ===========    ===========    ===========
Income per common share:
   Basic                             $      0.28    $      0.43    $      0.04
                                     ===========    ===========    ===========
   Diluted                           $      0.28           0.41           0.04
                                     ===========    ===========    ===========
Weighted average number
   of shares outstanding
   Basic                               2,044,075      1,829,131      1,603,806
                                     ===========    ===========    ===========
   Diluted                             2,070,503      1,894,737      1,603,806
                                     ===========    ===========    ===========

The accompanying notes are an integral part of the financial statements.

TEL-INSTRUMENT ELECTRONICS CORP.

Statements Of Changes In Stockholders' Equity (Deficiency)

                                                      Common Stock
                                            --------------------------------    Additional
                                                Number of Shares                 Paid-In     Accumulated
                                            Authorized     Issued     Amount     Capital        Deficit         Total
                                            ----------     ------     ------     -------        -------         -----
Balances March 31, 1995                     2,000,000    1,603,806   $160,383   $3,181,444    $(4,525,858)   $(1,184,031)
Net income                                                                                         95,679         95,679
Repurchase of shares                                                                   (12)                          (12)
Redeemable preferred stock
    dividends accrued                                                              (30,000)                      (30,000)
                                            ---------    ---------   --------   ----------    -----------     ----------
   Balances March 31, 1996                  2,000,000    1,603,806   $160,383   $3,151,432    $(4,430,179)   $(1,118,364)

Increase  in authorized shares              2,000,000
Net income                                                                                        781,284        781,284
Exchange of redeemable
  preferred stock for common
  stock and stock purchase warrants                        178,720     17,872      588,771                       606,643
Issuance of common stock and
  stock purchase warrants                                  178,720     17,872      116,168                       134,040
Issuance of common stock in
connection
  with the exercise of stock                                68,035      6,803       44,223                        51,026
purchase warrants

Issuance of common stock in
connection
with the exercise of stock
options                                                      1,667        167          458                           625
                                            ---------    ---------   --------   ----------    -----------     ----------
   Balances  March 31, 1997                 4,000,000    2,030,948   $203,097   $3,901,052    $(3,648,895)       455,254
 Net income                                                                                       577,817        577,817
 Issuance of common stock in
connection
  with the exercise of stock
   purchase warrants                                         2,734        273        3,828          --             4,101

Issuance of common stock in
connection
  with the exercise of stock
options                                                     61,053      6,106       16,790          --            22,896
                                            ---------    ---------   --------   ----------    -----------     ----------
 Balances  March 31, 1998                   4,000,000    2,094,735   $209,476   $3,921,670    $(3,071,078)    $1,060,068
                                            =========    =========   ========   ==========    ===========     ==========

The accompanying notes are an integral part of the financial statements.

TEL-INSTRUMENT ELECTRONICS CORP.

Statements Of Cash Flows
Increase (Decrease) In Cash


                                                            For the years ended March 31,
                                                         -----------------------------------
                                                           1998           1997        1996
                                                         -----------------------------------
Cash flows from operating activities:
    Net income                                           $ 577,817    $ 781,284    $  95,679
    Adjustments to reconcile net income to cash
       provided by operating activities:
          Deferred income taxes                            (58,719)    (340,200)        --
          Depreciation and amortization                     34,894       18,222       17,994
          Provision for losses on accounts receivable       (6,700)        --         15,000
          Provision for inventory obsolescence                --          8,298         --
          Changes in assets and liabilities:
            (Increase)/decrease in accounts receivable     (65,069)      56,757     (135,015)
            (Increase)/decrease in inventories             (30,857)     (13,597)     135,399
            (Increase)/decrease in other assets            (41,256)     (25,040)      17,916
            (Decrease)/increase in accounts payable        (20,731)      (4,445)    (152,313)
            (Decrease)/increase in accrued expenses       (291,008)     (16,722)      25,477
                                                         ---------    ---------    ---------
            Net cash provided by operating
                     activities                             98,371      464,557       20,137
                                                         ---------    ---------    ---------
Cash flows from investing activities:
   Additions to office and manufacturing equipment         (68,723)     (21,889)     (19,601)
                                                         ---------    ---------    ---------
            Net cash used in investing activities          (68,723)     (21,889)     (19,601)
                                                         ---------    ---------    ---------
Cash flows from financing activities:
   Repayment of notes payable                                 --           --        (16,667)
   Proceeds from issuance of shares and warrants              --         87,500         --
   Proceeds from exercise of warrants and options           26,997       25,843          (12)
   Repayment of convertible subordinated note                 --        (50,000)        --
                                                         ---------    ---------    ---------
            Net cash provided by (used in)
               financing activities                         26,997       63,343      (16,679)
                                                         ---------    ---------    ---------
Net increase (decrease)  in cash                            56,645      506,011      (16,143)

Cash - beginning of year                                   528,636       22,625       38,768
                                                         ---------    ---------    ---------
Cash - end of year                                       $ 585,281    $ 528,636    $  22,625
                                                         =========    =========    =========
Non-cash investing and financing activities:
   Redeemable preferred stock dividends accrued          $    --      $    --      $  30,000
                                                         =========    =========    =========
   Conversion of accrued expenses to
       convertible subordinated note                          --        250,000         --
                                                         =========    =========    =========
    Conversion of accrued expenses for
       common stock in lieu of payment                        --         72,348         --
                                                         =========    =========    =========
    Exchange of redeemable  preferred
       stock for common stock and
       stock purchase warrants
       (see note 7)
Supplemental information:
   Interest paid                                         $  77,666    $ 219,481    $  20,153
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

2.    Summary of Significant Accounting Policies

      Revenue Recognition:

      Revenues are recognized at the time of shipment and provisions, when appropriate, are made where the right to return exists. Revenue under service contracts is accounted for as the services are performed.

      Cash and Cash Equivalents:

      For purposes of the statements of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents are carried at cost which approximates market value.

      Financial Instruments:

      The carrying amounts of cash and cash equivalents and other current assets and liabilities approximate fair value due to the short-term maturity of these investments. The Company does not determine a fair value for its related party debt since such debt does not have a readily determinable market.

      Concentrations of Credit Risk:

      Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable. The Company's customer base is primarily comprised of airlines and the U.S. Government. As of March 31, 1998, the Company believes it has no concentration of credit risk with its accounts receivable.

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

      Leasehold improvements are amortized over the term of the lease or the useful life of the asset, whichever is shorter.

      When assets are retired or otherwise disposed, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is included in the Statements of Operations.

      Research and Development Costs:

      Research and development costs are expensed as incurred.

      Income/(Loss) Per Common Share:

      During fiscal year 1998, the Company adopted Statement of Financial Accounting Standard No. 128 "Earnings Per Share" (SFAS 128). SFAS 128 supercedes Accounting Principles Board Opinion No. 15, Earnings Per Share and specifies the computation, presentation and disclosure requirements for earnings per share for entities with publicly held common stock. SFAS 128 is effective for financial statements ending after December 15, 1997.

      The Company's basic income per share is based on net income for the relevant period, divided by the weighted average number of common shares outstanding during the period. Diluted income per share is based on net income for the relevant period, divided by the weighted average number of common shares outstanding during the period, including common share equivalents, such as outstanding stock options and warrants of 26,428 and 80,624, respectively, for fiscal years 1998 and 1997 using the treasury stock method. In fiscal 1996, stock dividends were considered when determining per share amounts.

      Accounting for Income Taxes:

      Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using enacted tax rates and IAWs that will be in effect when such differences are expected to reverse. The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance for any tax benefit which is not expected to be realized. The effect on deferred tax assets and liabilities of a change in tax rate is recognized in the period that such tax rate changes are enacted.

TEL-INSTRUMENT ELECTRONICS CORP.

2.    Summary of Significant Accounting Policies (Continued)

      Stock Option Plan:

      Prior to April 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On April 1, 1996, the Company adopted
      Statement of  Financial  Accounting  Standards  No. 123,  "Accounting  for
      Stock-Based Compensation" ("SFAS 123"), which permits companies to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively SFAS 123 allows companies to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in fiscal year 1996 and future years as if the fair-value-based method as defined in SFAS No. 123 has been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

      Long-Lived Assets To Be Disposed Of:

      In accordance with SFAS No. 121, the Company reviews long-lived assets for impairment whenever events or changes in business circumstances occur that indicate that the carrying amount of the assets may not be recoverable. The Company assesses the recoverability of long-lived assets held and to be used based on undiscounted cash flows, and measures the impairment, if any, using discounted cash flows. The Company has not recorded any impairment in fiscal year 1998.

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

TEL-INSTRUMENT ELECTRONICS CORP.

3.    Accounts Receivable

      The following tabulation sets forth the components of accounts receivable:

                                                             March 31,
                                                     -----------------------
                                                       1998           1997
                                                     ---------      --------
      Government                                     $ 93,440       $189,124
      Commercial                                      297,130        179,134
      Less: Allowance for doubtful accounts           (16,064)       (65,521)
                                                     --------       --------
                                                     $374,506       $302,737
                                                     ========       ========

4.    Inventories

      Inventories consist of:
                                                            March 31,
                                                     -----------------------
                                                        1998          1997
                                                     --------       --------
        Purchased parts                              $253,616       $213,842
        Work-in-process                               165,034        206,750
        Less: Reserve for obsolescence                (35,620)       (68,419)
                                                     --------       --------
                                                     $383,030       $352,173
                                                     ========       ========

      The work-in-process includes $27,152 and $71,943 for government contracts at March 31, 1998 and March 31, 1997, respectively.

5.    Office and Manufacturing Equipment

                                                             March 31,
                                                    ------------------------
                                                       1998           1997
                                                    ---------      ---------
      Leasehold Improvements                        $  53,294      $  39,657
      Machinery and equipment                         533,457        487,672
      Sales equipment                                  79,964         70,663
      Less:   Accumulated depreciation               (587,394)      (552,500)
                                                    ---------      ---------
                                                    $  79,321      $  45,492
                                                    =========      =========

TEL-INSTRUMENT ELECTRONICS CORP.

6.    Accrued Expenses

      Accrued  payroll,   vacation  pay  and  deferred  wages  consists  of  the
      following:

                                                             March 31,
                                                     -----------------------
                                                       1998           1997
                                                     --------       --------
      Deferred salary and wages and interest         $ 31,114       $169,955
      Accrued vacation pay                             64,813         53,157
      Accrued salary, and payroll taxes                12,503         24,851
      Accrued profit sharing                          102,970         94,469
                                                     --------       --------
                                                     $211,400       $342,432
                                                     ========       ========

      Through March 31, 1994, the Company maintained a salary and wage deferral plan which was applicable for all employees. The deferrals were scaled in proportion to an employees salary level. Interest is accrued on the amount of deferred salary and wages. Such deferred amounts have been recognized as expense in the period incurred. The Company's management level employees also deferred a portion of their salaries in the fiscal years ending March 31, 1997 and March 31, 1996.

      Other accrued expenses of $189,330 and $325,556 at March 31, 1998 and 1997, respectively, consist primarily of professional service costs for legal, accounting and consulting services and of product related costs, such as warranty.

7.    Redeemable Preferred Stock

      In July 1996, a group of the Company's employees and creditors (the "Group") agreed to purchase the Company's outstanding redeemable preferred stock (the "Preferred Stock") from the preferred stockholder. The Group purchased the Preferred Stock from the preferred stockholder for $111,700 and exchanged the Preferred Stock for unregistered shares, legended, of the Company's common stock and common stock purchase warrants (the warrants). The Company had been previously obligated to the Group for certain incurred liabilities and these funds were used by the Group to purchase the Preferred Stock. The Company's Board of Directors approved the exchange of the Preferred Stock and accrued dividends for 178,720 newly issued unregistered shares, legended, of common stock and warrants to purchase an additional 35,744 shares of common stock. A total of 35,025 warrants to purchase 35,025 shares of common stock were exercised and the remaining 719 warrants are exercisable at a price of $2.25 until March 31, 1999.

      The issuance of 178,720 common shares was recorded based upon the estimated market value of the stock at the time of the transaction. The difference between the market value and par value was credited to additional paid-in capital. The redemption of the Preferred Stock in exchange for common stock resulted in a difference of $494,943

TEL-INSTRUMENT ELECTRONICS CORP.

      between the carrying value of the Preferred Stock ($606,643) and the market value ($111,700) of the Company's common stock and such difference was recorded as an increase to additional paid-in capital. Based upon the application of an option pricing model, the warrants were estimated to have a fair value of $6,434 which amount was recorded in connection with this transaction. The exchange of the Preferred Stock and accrued dividends for unregistered shares, legended, of common stock and warrants was recorded as a non-cash financing transaction.

8.    Income Taxes

      The benefit for income taxes is comprised of the following:

                                                      March 31,        March 31,
                                                        1998             1997
                                                      ---------       ----------
      Current:
          Federal                                     $   --          $    --
          State and Local                                 --               --
                                                      --------        ---------
          Total Current Benefit                       $   --          $    --
                                                      ========        =========
     Deferred:
          Federal                                     $ (8,842)       $(299,000)
          State and Local                              (49,877)         (41,200)
                                                      --------        ---------
          Total Deferred Benefit                      $(58,719)       $(340,200)
                                                      ========        =========

      The components of the Company's deferred taxes at March 31, 1998 and 1997 are as follows:

                                                       March 31,       March 31,
                                                        1998             1997
                                                     ----------       ----------
      Net operating loss carryforwards               $1,085,000       $1,222,000
      Asset reserves                                     21,000           53,000
      Deferred wages and accrued interest               153,000          206,000
      Provision for estimated expenses                   69,000           70,000
                                                     ----------       ----------
      Deferred tax asset                              1,328,000        1,551,000
      Less, valuation allowance                         929,081        1,210,800
                                                     ----------       ----------
      Deferred tax asset                             $  398,919       $  340,200
                                                     ==========       ==========

      As of March 31, 1998, the Company has Federal tax net operating loss carryforwards of approximately $3,140,000 which begin to expire in 2002. As of March 31, 1998 and 1997,

TEL-INSTRUMENT ELECTRONICS CORP.

      the Company reduced the valuation allowance to reflect the deferred tax assets utilized to offset income tax expense. During 1998, the Company, in accordance with SFAS 109, reduced the valuation allowance to recognize in the financial statements a deferred tax asset of $398,919 at March 31, 1998. The recognized deferred tax asset is based upon the expected utilization of net operating loss carryforwards as the Company believes it is more likely than not that it will realize a portion of its net operating losses before they expire. The remaining valuation allowance consists of the estimated amount of deferred tax assets which may not be realized due to the expiration of net operating losses. The foregoing amounts are management's estimates and the actual results could differ from those estimates. Future profitability in this competitive industry depends on continually obtaining and fulfilling new profitable contracts and modifying products. The inability to obtain new profitable contracts or the failure of the Company's engineering development efforts could reduce estimates of future profitability, which could effect the Company's ability to utilize the deferred tax asset on the balance sheet or its loss carryforwards.

      A reconciliation of the income tax expense at the statutory Federal tax rate of 34% to the income tax expense recognized in the financial statements is as follows:

                                                        1998           1997
                                                        ----           ----

      Income tax expense - statutory rate            $176,500       $ 150,000
      Income tax expenses - state and local,
          net of federal benefit                      (32,919)         27,200
      Reduction of valuation allowance               (183,731)       (542,600)
      Other                                           (18,569)         25,200
                                                     --------       ---------
      Income tax benefit recognized in
          financial statements                       $(58,719)      $(340,200)
                                                     ========       =========

9.    Related Party Transactions

      On March 31, 1997, the Company's Chairman/President renegotiated the terms of the non-current note payable-related party. This note, along with $250,000 of other accrued expenses due to the Company's Chairman/President, were converted into seven $50,000 convertible subordinated notes (the "Notes") totaling $350,000. The Notes become due in consecutive years beginning March 31, 1999 with the last note due March 31, 2005. The Notes bear interest at a rate of 10% per annum, payable semi-annually on the last day of September and March of each year. The Company is required to prepay the outstanding balance of the Notes and any accrued interest thereon, if the Company sells all or substantially all of its assets. The Notes can be converted into newly issued common shares of the Company at the conversion price of $1.50 per share until March 31, 1998, and thereafter at $2.50 per share. The conversion prices shall be adjusted for any stock dividends, stock issuances or capital reorganizations. The Notes may be redeemed by the Company prior to maturity upon giving written notice of not less than 30 days or more than 60 days at a redemption price equal to 120% of the principal if redeemed two years or more prior to the maturity date or 110% of the principal if redeemed more than one year, but less than two years prior to the maturity date.

      TEL-INSTRUMENT ELECTRONICS CORP.

9.    Related Party Transactions (Continued)

      Accrued payroll, vacation pay and deferred wages and related interest includes, $21,591 and $114,555 at March 31, 1998 and 1997, respectively, which is due to officers of the Company.

      Accrued expenses-related parties consists of interest and expenses due to an officer/stockholder of the Company of approximately $6,000 and $16,000 at March 31, 1998 and 1997, respectively.

      In addition, accrued expenses-related parties includes interest and professional fees of approximately $41,000 and $54,000 due to a second non-employee officer/stockholder of the Company at March 31, 1998 and 1997, respectively. Tel has obtained professional services from this officer/stockholder with the related fees amounting to approximately $35,600, $35,600 and $21,000 which are included in selling, general and administrative expenses for the years ended March 31, 1998, 1997 and 1996, respectively.

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

10.   Leases

      The Company rents its office space and manufacturing facility under a lease agreement expiring in August, 1998. Future minimum lease payments are $18,608 in fiscal year 1999. Under terms of the lease, the Company pays all real estate taxes and utility costs for the premises. The Company is currently negotiating a long-term lease on the same premises.

      Total rent expense, including real estate taxes, was approximately $80,000, $80,000, and $84,000 for the years ended March 31, 1998, 1997 and
      1996, respectively.

11.   Significant Customer Concentrations

      One domestic distributor accounted for 15% of commercial sales for the year ended March 31, 1998. No distributor or end user customer accounted for more than 10% of commercial sales for the year ended March 31, 1997. Sales to two major commercial distributors accounted for 14% and 12% of total commercial revenue for the year ended March 31, 1996. Foreign commercial sales were 21%, 14% and 27% of total commercial sales for the years ended March 31, 1998, 1997 and 1996, respectively.

TEL-INSTRUMENT ELECTRONICS CORP.

11.   Significant Customer Concentrations (Continued)

      Government sales to the USAF were 34% and 46% of total government sales, respectively, for the years ended March 31, 1998 and 1997. Government sales to the Canadian Defense Forces and US Army for the fiscal year ended March 31, 1996 were 30% and 18% of total government sales, respectively.

12.   Stock Option Plan

      The Company has a stock option plan that provides for the granting of options to employees and directors. Activity during 1998, 1997 and 1996 is summarized below (in number of options):

                                        1998         1997          1996
                                       ------       -------       -------

      Held at beginning of year        93,219       107,886        54,153
      Granted                            --           6,933        53,733
      Exercised                        61,053         1,667          --
      Canceled or expired                --          19,933          --
                                       ------       -------       -------
      Held at end of year              32,166        93,219       107,886
                                       ======       =======       =======

      As of March 31, 1998, the Company had 32,166 options outstanding of which 25,233 are exercisable at $0.375 per share with a weighted average remaining contractual life of 2.1 years and 6,933 are exercisable at $0.72 per share with a weighted average remaining contractual life of 3.1 years.

      For the years  ended  March 31,  1998,  1997 and 1996  16,323,  59,130 and
      38,100 of options outstanding and exercisable.

      The per share weighted-average fair value of stock options granted during 1997 was $0.64 on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: expected dividend yield of 0.0%, risk-free interest rate of 5%, volatility factor of 135%, and an expected life of 5 years. No stock options were granted in 1998. The Company applies Accounting Principles Board Opinion No. 25 in accounting for its stock options and, accordingly, no compensation expense has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair market value at the grant date for its stock options under SFAS No. 123, the Company's net income would not have been materially affected. The pro forma amounts are indicated below:

TEL-INSTRUMENT ELECTRONICS CORP.

12.   Stock Option Plan (Continued)

                                                           1998         1997
                                                         ---------     --------
      Net income - as reported                           $577,817      $781,284
      Net income - pro forma                              571,840       775,526

      Basic earnings per share - as reported             $   0.28          0.41
      Basic earnings per share - pro forma                   0.28          0.41

      Diluted earnings per share - as reported           $   0.28          0.41
      Diluted earnings per share - pro forma                 0.28          0.41

      In accordance with SFAS No. 123, pro forma net income and earnings per share data reflect only options granted in 1996 and 1997. Therefore, the full impact of calculating compensation expense for stock options under SFAS No. 123 is not reflected in the pro forma amounts presented above since compensation expense for options granted prior to April 1, 1995 was not considered.

      On June 3, 1998, the Board adopted a new stock option plan covering 250,000 shares subject to approval by the shareholders.

13.   New Accounting Pronouncements

      Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, was issued in June 1997 and is effective for fiscal years beginning after December 15, 1997. This pronouncement establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The Company will adopt this pronouncement in fiscal year 1999 and does not expect its implementation will have a material effect on the Company's financial statements as currently presented.

      Statements of Financial Accounting Standards No. 131, Disclosures About Segments of an Enterprise and Related Information, was also issued in June 1997 and is effective for fiscal periods beginning after December 15, 1997. This pronouncement established the way in which publicly held business enterprises report information about operating segments in annual financial statements and interim reports to stockholders. The Company is in the process of determining the impact of this statement on the Company's financial statements.

TEL-INSTRUMENT ELECTRONICS CORP.

Schedule II - Valuation and Qualifying Accounts


                                   Balance at     Charged to      Charged to
                                    Beginning     Costs and       Other                           Balance at
Description                        of Period      Expenses        Accounts        Deductions      End of Year
-------------------------------------------------------------------------------------------------------------
Year ended March 31, 1996:
    Allowance for doubtful
       accounts                    $ 51,090       $15,000                                          $66,090
                                   ========       =======                                          =======
    Allowance for obsolete
       inventory                   $104,036       $(1,673)                        $42,242 (1)      $60,121
                                   ========       =======                         =======          =======
Year ended March 31, 1997:
    Allowance for doubtful
       accounts                    $ 66,090                                       $   569 (2)      $65,521
                                   ========                                       =======          =======
    Allowance for obsolete
    inventory                      $ 60,121         8,298                                           68,419
                                   ========       =======                                          =======
Year ended March 31, 1998:
    Allowance for doubtful
       accounts                    $ 65,521       $(6,700)                         42,757 (2)      $16,064
                                   ========       =======                         =======          =======
    Allowance for obsolete
    inventory                      $ 68,419       $  --                           $32,799 (1)      $35,620
                                   ========       =======                         =======          =======

(1) Amounts represent disposals of obsolete inventory.

(2) Amount represents write off of accounts receivable.

TEL-INSTRUMENT ELECTRONICS CORP.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      No  disagreements   arose  between  the  Registrant  and  its  independent
      auditors' regarding accounting and financial matters during the twelve months preceding March 31, 1998.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

                        DIRECTORS AND EXECUTIVE OFFICERS

                                                                   Year First
                                                                    Elected a
     Name (age)              Position                               Director
     ----------              --------                               --------
     Harold K. Fletcher      Chairman of the Board,                   1982
       (73)                  President and Chief
                             Executive Officer
                             since 1982.

     George J. Leon          Director; Investment                     1986
       (54)                  Manager and beneficiary of
                             the George Leon Family Trust
                             (investments) since 1986.

     Robert H. Walker        Director; Retired; Executive Vice        1984
       (62)                  President, Robotic Vision
                             Systems, Inc. (design and
                             manufacture of robotic
                             vision systems),
                             1983-1997.

      There are no family relationships between any of the Directors and Officers of the Registrant.

      In June 1998, the Board of Directors appointed two additional members to the Board of Directors until the next shareholders meeting.

      Officers

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


                                                       Stock          Other
Name and Principal Position      Year    Salary (1)   Options     Compensation
------------------------------------------------------------------------------
Harold K. Fletcher               1998      $100,000              $   20,000  (2)
Chairman of Board                1997       100,000                    --
President and Chief              1996        86,250                    --
Executive Officer

(1) Salaries includes wages deferred in 1997 and 1996 of $5,193 and $1,250, respectively.

(2)   Represents bonus based on the Company's profitability.

TEL-INSTRUMENT ELECTRONICS CORP.

Item 12. Security Ownership of Certain Beneficial Owners and Management

      The following tables set forth, as of March 31, 1997, the number and percentage of the outstanding shares of common stock, beneficially owned by each director and by each beneficial owner of 5% or more of such shares, and by all officers and directors as a group.

                                            Number of Shares       Percentage
      Name and Address                      Beneficially Owned    of Class (1)
      ----------------                      ------------------    ------------
      Harold K. Fletcher, Director             496,102 (2)            23.7%
      728 Garden Street
      Carlstadt, New Jersey  07072

      George J. Leon, Director                 304,133 (3)            14.5%
      116 Glenview
      Toronto, Ontario
      Canada M4R1P8

      Robert H. Walker, Director                22,316 (4)             1.1%
      425 Robro Drive East
      Hauppague, New York  11788

      Donald S. Bab, Secretary
      330 Madison Avenue

      New York, NY 10017                        65,634                 3.1%

      All Officers and Directors               929,774 (5)            44.1%
      as a Group (6 persons)

      (1) The class includes 2,094,735 shares outstanding. The common stock deemed to be owned which is not outstanding but subject to currently exercisable options is deemed to be outstanding for determining the percentage of all outstanding stock owned.

      (2) Includes 24,681 shares owned by Mr. Fletcher's wife, 4,254 shares owned by his son, 261,295 owned by a family partnership in which Mr. Fletcher is a partner.. Mr. Fletcher disclaims beneficial ownership of the shares owned by his wife and son and by the partnership.

      (3) Includes 299,516 shares owned by the George Leon Family Trust, of which Mr. Leon is a beneficiary, and 4,617 shares subject to currently exercisable stock option. Mr. Leon disclaims beneficial ownership of the shares owned by the trust.

      (4)   Includes  5,983  shares  subject  to  currently   exercisable  stock
            options.

TEL-INSTRUMENT ELECTRONICS CORP.

Item 12. Security Ownership of Certain Beneficial Owners and Management (Continued)

      (5) Includes 12,822 shares subject to currently exercisable options held by all executive offices and directors of the Company (including those individually named above).

Item 13. Certain Relationships and Related Transactions

      The disclosures required by this item are contained in Note 9 to the financial statements included on pages 24-25 of this document.

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 10-K

        a.)    The following documents are filed as a part of this report:

                                                                          Pages
                                                                          -----
                (1)  Financial Statements:

                       Report of Independent Accountants                   14

                       Balance Sheets - March 31, 1998 and 1997            15

                       Statements of Operations - Years Ended

                       March 31, 1998, 1997 and 1996                       16

                       Statements of Changes in Stockholders'
                       Equity/(Deficiency) - Years Ended March 31,
                       1998, 1997 and 1996                                 16

                       Statements of Cash Flows - Years Ended
                       March 31, 1998, 1997 and 1996                       17

                       Notes to Financial Statements                      19-28

                (2)  Financial Statement Schedule:

                       II - Valuation and Qualifying Accounts              29

                (3)  Distributor Agreement with Muirhead
                        Avionics & Accessories Ltd.

                     Naval Air Warfare Center Aircraft Division
                     Contract No. N68335-97-D-0060

        b.) No reports on Form 8-K were filed during the fourth quarter of 1998.

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 10-K (Continued)

      c. ) Exhibits identified in parentheses below on file with the Securities and Exchange Commission, are incorporated herein by reference as exhibits hereto.

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
                          Convertible Preferred Stock Certificate.

               (10.1) Lease dated August 15, 1994, by and between Registrant and 210 Garibaldi Avenue Corp.

               (10.2) 7%, $30,000 Convertible Subordinated Note dated March 31, 1992 between Registrant and Donald S. Bab..

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

                        TEL-INSTRUMENT ELECTRONICS CORP.

                                  (Registrant)

      Dated:  June 22, 1998                         By:  /s/ Harold K. Fletcher
                                                         ----------------------
                                                         President and Director
                                                         (Principal Executive
                                                         Officer)

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated and by signature hereto.

      Signature                               Title                Date
      ---------                               -----                ----

      /s/  Harold K. Fletcher               Director               June 22, 1998
      ---------------------------
      /s/  Harold K. Fletcher

      /s/  George J. Leon                   Director               June 22, 1998
      ---------------------------
      /s/  George J. Leon

      /s/  Robert H. Walker                 Director               June 22, 1998
      ---------------------------
      /s/  Robert H. Walker

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

                              DISTRIBUTOR AGREEMENT

Agreement made this 15th day of May 1998, by and between Muirhead Avionics & Accessories Ltd., having their principle place of business at 16, Imperial Way, Purley Way, Croydon, Surrey, CR0 4RR, Great Britain (hereinafter called DISTRIBUTOR) and Tel-Instrument Electronics Corp. whose place of business is located at 728 Garden Street, Carlstadt, NJ 07072, USA (hereinafter called the COMPANY).

WHEREAS the COMPANY desires to secure competent representation and;

WHEREAS the DISTRIBUTOR is an independent and bona fide established selling concern.

NOW THEREFORE, the parties hereto, in consideration of the mutual covenants herein expressed, and intending to be legally bound, do hereby agree as follows;

1.                                DISTRIBUTOR

(a) The DISTRIBUTOR is appointed as COMPANY'S exclusive sales DISTRIBUTOR for sales within the DISTRIBUTOR'S territory of the COMPANY'S products. The DISTRIBUTOR will not promote, sell, or offer for sale, any products which complete with those offered by the COMPANY.

(b) The DISTRIBUTOR has adequate knowledge of the products, services, fields of competency, and organization of the COMPANY'S products and/or services.

(c) The DISTRIBUTOR agrees to promote vigorously the sale of products in the Territory and to comply with the laws of that Territory and applicable military regulations in that Territory.

2.                                 PRODUCTS

Products are defined as Commercial and Military Avionics Test Equipment.

3.                             MARKET & TERRITORY

UNITED KINGDOM, THE IRISH REPUBLIC, FRANCE, GERMANY AND POLAND are to be the exclusive designated areas of operations of the DISTRIBUTOR for the sale of the products of the COMPANY. Unless specifically named, any colonies, island groups, or provinces associated with the territory are not included in the exclusive designated area of operations.

4.                                  DURATION

This agreement shall remain valid for a period of 1 (one) year beginning the 15th day of May 1998, and ending one calendar year later. This agreement may be terminated by the DISTRIBUTOR or by the COMPANY without cause by written notice; and in the event of such termination, the effective date of termination shall be 90 (ninety) days after which notice was sent by certified mail, return receipt requested, to the address shown at the beginning of this agreement. This agreement may be terminated immediately by the COMPANY with cause by written notice sent by certified mail, return receipt requested. Within 30 (thirty) days of the date of termination, the DISTRIBUTOR shall submit a list of pending quotations/projects to the COMPANY.

In the spirit of this mutual endeavour, the two parties should consult prior to terminating the Agreement in an attempt to resolve any differences that might arise.

The COMPANY and the DISTRIBUTOR shall mutually determine the validity of each listed quotation/project. For a period of six months after termination, COMPANY will compensate DISTRIBUTOR as outlined in paragraph 6 on orders received from customers within the territory that are named on the quotation/project list.

This agreement shall be automatically renewed each year thereafter unless cancelled by either party, in writing, 30 (thirty) days prior to the end of each successive year.

(a) The two parties will review their performance and the other party's 60 days prior to the yearly anniversary. The two parties will exchange these reviews no later than 45 days prior to the anniversary.

(b) Termination does not affect obligation existing either for payment of money or as indicated below (e.g. paragraphs 8, 10, 14, 18).

(c)   The DISTRIBUTOR will not make or sell COMPANY product after termination.

(d) The COMPANY is free to appoint a new DISTRIBUTOR in the TERRITORY in the event of termination as outlined above.

(e) In the event the COMPANY terminates the Agreement, it will buy back the DISTRIBUTOR'S inventory.

5.                              PRODUCT WARRANTY

Product warranty will be the responsibility of the DISTRIBUTOR in recognition of which an additional 4 percent discount is agreed in addition to the discount in paragraph 6 below.

6.                                  DISCOUNT

(a) The COMPANY shall offer a 15 percent discount from its price list on all products F.O.B. Carlstadt, N.J., USA.

(b) On Special Project sales where a substantial part of the overall sale is purchased by the COMPANY from non-exclusive vendors, the commission rate shall be by negotiation at the earliest possible opportunity.

(c) On sales where more than one DISTRIBUTOR and/or more than one territory is involved, the total commission shall be split by negotiation.

(d) If credit is granted or refund is made to the customer by the COMPANY because of returned products, any commissions already paid on such returned merchandise shall be deducted from the next commission payment or refunded by the DISTRIBUTOR, within 30 (thirty) days, whichever occurs first. Freight costs associated with the return of merchandise shall be prepaid. In the case of any disagreement, the COMPANY shall be the final arbiter at no cost to any of the parties involved.

(e) The term "order" is defined to mean any purchase order, OEM agreement, annual contract or any other type of contractual agreement for the products from the TERRITORY. All sales are deemed made in Carlstadt, N.J., USA,

7.                                   CREDIT

(a) Purchases of the COMPANY'S products by the DISTRIBUTOR for resale within the DISTRIBUTOR'S assigned territory shall be on a net 45 day basis with approved credit, unless other terms have been arranged.

(b) On direct sales by the COMPANY to customers within the DISTRIBUTOR territory, the DISTRIBUTOR agrees to protect the COMPANY to the best of its ability against loss, by reporting any available credit information and by assisting in collection when requested by COMPANY. The DISTRIBUTOR agrees to forward immediately to the COMPANY any and all monies or remittances in any form which it may collect for the COMPANY or which may be placed in its hands by customers and is owed to the COMPANY.

8.                            ADVERTISING MATERIAL

The COMPANY will supply the DISTRIBUTOR, at no charge, with literature, catalogs, advertising reprints, and other promotional material that becomes available for distribution from time to time. This material will remain the property of the COMPANY until it is distributed to customers in the territory. Upon termination of this Agreement, all undistributed material will be returned to the COMPANY. The DISTRIBUTOR will treat this promotional material, as well as pricing and other information, as proprietary to Tel-Instruments Corp. and highly confidential. Shipping charges for rush or extraordinary requests for promotional material will be paid for by DISTRIBUTOR.

9.                                   EXPENSE

The DISTRIBUTOR shall pay all costs and expenses incurred by the DISTRIBUTOR in its territory, or otherwise including, but not limited to, maintenance of sales office, telephone calls and telefax/telexes (including those sent to COMPANY), travel and entertainment expenses, payment of personnel expenses pursuant to the furtherance of sales, mailings, promotional activities and advertising, taxes and other expenses of conducting its business.

10.                         RESTRICTIONS OF AUTHORITY

(a) Neither party shall have authority to bind the other to any contract of employment, and each party is solely responsible for its own salesmen and for their acts and omission and the things done by them. Neither party shall have authority to endorse the other party's checks or commercial paper or carry bank accounts of the other.

(b)   Neither  party  shall  have  authority  under  any  circumstances   either
      expressly or by implication to incur any liability or obligations on the others behalf.

(c) Neither party shall have authority to perform any of the actions prohibited by this Agreement or to represent that it has the authority to incur any liability or obligation of the other's behalf neither agent nor joint venture.

11.                                SALES LEADS

With regards to sales leads, the following is agreed;

(a) The COMPANY will furnish the DISTRIBUTOR with copies, or originals, of pertinent information concerning enquiries received by it from customers in the TERRITORY.

(b)   The DISTRIBUTOR will follow-up these sales leads provided by the COMPANY.

(c) The DISTRIBUTOR will keep the COMPANY currently informed as to field conditions and the results of follow-up methods used by the DISTRIBUTOR. This information should reflect feedback from the customers as to additional requirements, desired modifications or optional equipment. Copies of visit reports will be forwarded to COMPANY on a monthly basis. Quarterly projections on future sales will be made by DISTRIBUTOR to COMPANY.

(d) If the COMPANY receives a sales lead from DISTRIBUTOR'S territory, the COMPANY will immediately notify DISTRIBUTOR of this potential sale and refer enquiry to DISTRIBUTOR by telefax. If no response is received by the COMPANY from DISTRIBUTOR within 10 (ten) days after receipt of lead, COMPANY will proceed with actions to secure the sale. In such instances where DISTRIBUTOR fails to follow-up within 10 (ten) days, COMPANY will perform all sales functions and retain any commission that may result from that sale.

12.                            OTHER DISTRIBUTORS

The COMPANY shall not at any time during the term of this Agreement, without previous written consent of the DISTRIBUTOR, appoint any other DISTRIBUTOR(s) in the territory listed in paragraph 2 of this Agreement to sell for the COMPANY any of its listed products.

13.                                TRADE SHOWS

The DISTRIBUTOR is expected at its own cost to attend and participate in trade shows and industry meetings, shows and conventions in the territory that in its considered judgement will advance the sales of the products of the COMPANY.

14.                         CONFIDENTIAL INFORMATION

The DISTRIBUTOR shall not make use or disclosure, except for the benefit of the COMPANY, at any time during the term of this Agreement or for five years thereafter, of any information, knowledge or data which they may obtain or receive from Tel concerning inventions and improvements, business, engineering and/or production methods and/or trade secrets of the COMPANY related to this product line that is not already in the public domain.

15.                          INDEPENDENT CONTRACTOR

The COMPANY shall exercise no control over nor have the right to control the activities or operations of the DISTRIBUTOR except as provided hereunder; and the DISTRIBUTOR shall be considered an independent contractor and not a servant or employee of the COMPANY. Neither party is responsible for the taxes of the other party.

16.                                ASSIGNMENT

This Agreement shall not be transferable or assignable by the DISTRIBUTOR without the prior consent of the COMPANY. Any attempt to transfer shall be null and void.

17.                              RECORD KEEPING

The DISTRIBUTOR agrees to comply with US Export Administration Regulations record keeping provision as described in Part 787.13 of the Regulations.

18.                            GENERAL CONDITIONS

(a) The Domestic Laws of the State of New York shall apply to the parties hereto in any and all questions arising hereunder regardless of the jurisdiction in which any action or proceeding may be initiated or maintained.

      Any legal action or proceeding arising out of or relating to this agreement may be initiated in the Courts of the State of New York or of the United States of America in the Southern District of New York and the parties submit to the jurisdiction of each such court on any such action. Each party will be responsible for its legal fees.

      All disputes between the two parties that cannot be amicably settled that represents less than $75,000.00 will be brought before the American Arbitration Association in accordance with their rules.

(b) Any provisions of the Agreement which in any way violates Federal, State or Local Laws or regulations shall not be deemed a part of the Agreement and the remainder of this Agreement shall continue in full force and effect.

(c) No amendments, changes, revisions or discharges of this Agreement, in whole or in part, shall have any force or effect unless set forth in writing and signed by the parties hereto. Any and all such amendments, in whole or in part, shall be binding upon the parties hereto despite any lack of legal consideration, so long as the same shall be set forth in writing and duly signed by the parties hereto.

(d) The failure of either party to enforce, at any time, or for a period of time, the provisions of this Agreement shall not be construed as a waiver of such provisions or of the right of such party thereafter to enforce each and every provision.

(e) Paragraph headings are inserted herein for convenience only and do not form part of this Agreement.

(f) This Agreement supersedes any and all previous Agreements in existence between the COMPANY and the DISTRIBUTOR and represents the entire understanding of the parties.

(g) This Agreement is not retrospective and does not apply to orders placed before the commencement date.

             DISTRIBUTOR                                 COMPANY

Signature  /s/ D. Dunbar                      Signature /s/ R. J. Wixson
           -----------------------------                ------------------------

Name       D. Dunbar                          Name      Richard J. Wixson

Title      Managing Director                  Title     Vice President

Date       18 May 1998                        Date      6/12/98

--------------------------------------------------------------------------------
        ORDER FOR SUPPLIES OR SERVICES             Form Approved     PAGE 1 OF 6
(Contractor must submit four copies of invoice.)   OMB No. 0704-0187
                                                   Expires Dec. 31, 1993

Public reporting burden for this collection of information is estimated to average 1 hour per response, including the time for reviewing instructions, searching existing data sources, gathering and maintaining the data needed, and completing and reviewing the collection of information. Send comments regarding this burden estimate or any other aspect of this collection of information, including suggestions for reducing this burden, to Department of Defense, Washington Headquarters Services, Directorate for Information Operations and Reports, 1215 Jefferson Davis Highway, Suite 1204, Arlington, VA 22202-4302, and to the Office of Management and Budget, Paperwork Reduction Project, (0704-0187), Washington, DC 20503.

          PLEASE DO NOT RETURN YOUR FORM TO EITHER OF THESE ADDRESSES.
   SEND YOUR COMPLETED FORM TO THE PROCUREMENT OFFICIAL IDENTIFIED IN ITEM 6.
--------------------------------------------------------------------------------
1. CONTRACT/     2. DELIVERY    3. DATE OF ORDER   4. REQUISITION     5.PRIORITY
PURCH ORDER NO.     ORDER NO.                     /PURCH REQUEST NO.
N68335-97-D-0060      0001         11 AUG 1997  N68335-96-PR-6317-0888   DO-C9e

--------------------------------------------------------------------------------
6. ISSUED BY:  CODE N68335   7. ADMINISTERED BY    CODE S3101A   8. DELIVERY FOB
                              (if other than 6.)                    [X] DEST
                             -----------------------------------    [ ] OTHER
Naval Air Warfare Center     DCMC Springfield                      (See Schedule
Aircraft Division            BLDG. 1, ARDEG                          if other)
Code 213000B129-2            Picatinny, NJ 07806-5000S
Highway 547
Lakehurst NJ 08733-5082
--------------------------------------------------------------------------------
9. CONTRACTOR   CODE 92606  FACULTY CODE  10. DELIVER TO  11.MARK IF BUSINESS IS
                                          FOB POINT BY          [X] SMALL
                                          (Date)                [ ] SMALL DISAD-
                                          (YYMMDD)                  VANTAGED
                                          ----------------      [ ] WOMEN-OWNED
NAME AND  TEL-INSTRUMENT                  IAW Clause F.1
ADDRESS     ELECTRONICS                    of Contract
            CORPORATION
          728 GARDEN STREET
          CARLSTADT, NJ 07072
                                          --------------------------------------
                                          12. DISCOUNT TERMS
                                          1.0% 10; 0.5% 20; NET 30
                                          --------------------------------------
                                          13. MAIL INVOICES TO
                                              SEE BLOCK 15
--------------------------------------------------------------------------------
14. SHIP TO        CODE    15. PAYMENT WILL BE MADE BY     CODE SC1018

       SEE SCHEDULE            DFAS Columbus Center                   MARK ALL
                               DFAS-CO/Minuteman Division           PACKAGES AND
                               P.O. Box 182266                      PAPERS WITH
                               COLUMBUS, OH 43218-2266              CONTRACT OR
                                                                    ORDER NUMBER
                      ----------------------------------------------------------
  16.    DELIVERY _X_ This delivery order is issued on another Government agency
 TYPE                 or in accordance with and subject to terms and coonditions
  OF                  of above numbered contract
ORDER                 ----------------------------------------------------------
        --------------
        PURCHASE      Reference your              furnish the following on terms
                                                  specified herein
                      ----------------------------------------------------------
                      ACCEPTANCE.  THE   CONTRACTOR  HEREBY  ACCEPTS  THE  OFFER
                      REPRESENTED  BY  THE  NUMBERED  PURCHASE  ORDER  AS IT MAY
                      PREVIOUSLY HAVE BEEN OR IS NOW MODIFIED, SUBJECT TO ALL OF
                      THE  TERMS AND CONDITIONS SET FORTH, AND AGREES TO PERFORM
                      THE SAME.
--------------------------------------------------------------------------------

__________________     ________________   ____________________    ______________
NAME OF CONTRACTOR        SIGNATURE       TYPED NAME AND TITLE     DATE SIGNED
                                                                    (YYMMDD)

[ ] If  this  box  is  marked,  supplier  must  sign  Acceptance  and return the following number of copies
--------------------------------------------------------------------------------
17. ACCOUNTING AND APPROPRIATION DATA/LOCAL USE

                                   SEE PAGE 6
--------------------------------------------------------------------------------
18.          19.                            20.          21.      22.     23.
ITEM NO.     SCHEDULE OF SUPPLIES/SERVICE   QUANTITY     UNIT     UNIT    AMOUNT
                                            ORDERED               PRICE
--------------------------------------------------------------------------------

             SEE PAGES 2 THROUGH 6

             FOR DOD ADMINISTRATIVE USE ONLY: PRIORITY:
--------------------------------------------------------------------------------
* If quantity accepted by   24. UNITED STATES   25. TOTAL            $949,324.00
  the Government is same        OF AMERICA      --------------------------------
  as quantity ordered,                          29. DIFFERENCES      -----------
  indicate by X. If                             --------------------------------
  different, enter              /S/ BARBARA J. PETRZILKA
  actual quantity               ------------------------------------------------
  accepted below            BY: /S/ BARBARA J. PETRZILKA, CONTRACTING OFFICER
  ordered and
  encircle.
--------------------------------------------------------------------------------
26. QUANTITY IN COLUMN             27. SHIP NO. 28. D.O VOUCHER NO. 30. INITIALS
      20 HAS BEEN
[ ] INSPECTED [ ] RECEIVED         [ ] PARTIAL
[ ] ACCEPTED, AND CONFORMS TO THE  [ ] FINAL
    CONTRACT EXCEPT AS NOTED

_________________       _________________________________________________
      DATE              SIGNATURE OF AUTHORIZED GOVERNMENT REPRESENTATIVE
--------------------------------------------------------------------------------
36. I certify this account is   31. PAYMENT   32. PAID BY    33. AMOUNT VERIFIED
    correct and proper for      [ ] COMPLETE                     CORRECT FOR
    payment.                    [ ] PARTIAL
                                [ ] FINAL                    -------------------
                                                             34. CHECK NUMBER

                                                             -------------------
                                                             35. BILL OF LADING
                                                                 CO.

                                                             -------------------
_________________       _________________________________________________
      DATE                  SIGNATURE AND TITLE OF CERTIFYING OFFICER
--------------------------------------------------------------------------------
37. RECEIVED 38. RECEIVED 39. DATE    40. TOTAL     41. S/R      42. S/R VOUCHER
    AT           BY           RECEIVED    CONTAINERS    ACCOUNT      NO.
                 (Print)      (YYMMDD)                  NUMBER

--------------------------------------------------------------------------------
DD Form 1155  APR 93      PREVIOUS EDITIONS MAY BE USED

                                                                     Page 2 of 6
                                                           N68335-97-D-0060/0001

This delivery order is issued in accordance with the terms and conditions Contract Number N68335-97-D-0060.

SECTION B - SUPPLIES/SERVICES AND PRICES/COSTS

ITEM          NOMENCLATURE                 OTY      UNIT      UNIT      AMOUNT
                                                              PRICE

0001    Identification Friend or Foe        5        ea.    $ 19,911   $ 99,555
        Interrogator Transponder Test
        Set (IFFITTS)Preproduction Units

0002    Engineering Data Items in
        accordance with Contract Data
        Requirements List (CDRL),
        Exhibit (E)

0002AA  Master Test Plan/Program Test       1        lo.    $  5,948   $  5,948
        Plan IAW CDRL, Exhibit E, Seq.
        No. E001

0002AB  Configuration Control Program       1        lo.    $ 21,807   $ 21,807
        Plan, IAW CDRL, Exhibit E, Seq.
        No. E002

0002AC  Product Drawings and Associated     1        lo.    $  1,428   $  1,428
        Lists, IAW CDRL, Exhibit E, Seq.
        No. E003

0002AD  Reliability Program Plan,           1        lo.    $ 29,550   $ 29,550
        IAW CDRL, Exhibit E, Seq.
        No. E004

0002AE  Reliability Test Procedures, IAW    1        lo.    $ 11,642   $ 11,642
        CDRL, Exhibit E, Seq. No. E005

0002AF  Reliability Test Reports, IAW       1        lo.    $  4,253   $  4,253
        CDRL, Exhibit E, Seq. No. E006

0002AG  Preliminary Design Review           1        lo.    $    898   $    898
        Agenda, IAW CDRL, Exhibit E,
        Seq. No. E007

0002AH  Preliminary Design Review           1        lo.    $  8,343   $  8,343
        Minutes, IAW CDRL, Exhibit E,
        Seq. No. E00B

0002AJ  Critical Design Review Agenda,      1        lo.    $    898   $    898
        IAW CDRL, Exhibit E, Seq. No.
        E009

0002AK  Critical Design Review Minutes,     1        lo.    $  8,343   $  8,343
        IAW CDRL, Exhibit E, Seq. No.
        E010

0002AL  System Security Plan (SSP), IAW     1        lo.    $  9,444   $  9,444
        CDRL, Exhibit E, Seq. No. E011

0002AM  Maintainability Test Report, IAW    1        lo.    $ 23,471   $ 23,471
        CDRL, Exhibit E, Seq. No. E012

                                                                     Page 3 of 6
                                                           N68335-97-D-0060/0001

0002AN  EMI Control Procedures, IAW         1        lo.    $  4,239   $  4,239
        CDRL, Exhibit E, Seq. No. E013

0002AP  EMI Test Procedures, IAW CDRL,      1        lo.    $  1,744   $  1,744
        Exhibit E, Seq. No. E014

0002AQ  EMI Test Report, IAW CDRL,          1        lo.    $ 19,241   $ 19,241
        Exhibit E, Seq. No. E015

0002AR  Maintainability Demonstration,      1        lo.    $ 36,160   $ 36,160
        IAW CDRL, Exhibit E, Seq. No.
        E016

0002AS  First Article Test Report, IAW      1        lo.    $ 17,546   $ 17,546
        CDRL, Exhibit E, Seq. No. E017

0002AT  Environmental Stress Screening      1        lo.    $  2,700   $  2,700
        Report, IAW CDRL, Exhibit E,
        Seq. No. E01B

0002AU  Acceptance Test Plan                1        lo.    $ 16,368   $ 16,368
        (Preproduction), IAW CDRL,
        Exhibit E, Seq. No. E019

0002AV  Acceptance Test Plan                1        lo.    $  4,004   $  4,004
        (Production), IAW CDRL, Exhibit
        E, Seq. No. E020

0002AW  Environmental Test Plan, IAW        1        lo.    $ 10,503   $ 10,503
        CDRL, Exhibit E, Seq. No. E021

0002AX  Environmental Test Report, IAW      1        lo.    $  6,471   $  6,471
        CDRL, Exhibit E, Seq. No. E022

0002AY  Non-Standard Part Battery           1        lo.    $  2,674   $  2,674
        Selection, IAW CDRL, Exhibit E,
        Seq. No. E023

0002AZ  Hazard Analysis Report, IAW         1        lo.    $ 11,392   $ 11,392
        CDRL, Exhibit E, Seq. No. E024

0002BA  Design Change Notice, IAW CDRL,     1        lo.    $  5,564   $  5,564
        Exhibit E, Seq. No. E025

0002BB  Hazardous Materials Management      1        lo.    $  5,069   $  5,069
        Program Plan, 1 IAW CDRL,
        Exhibit E, Seq. No. E026

0002BC  Hazardous Materials Management      1        lo.    $  2,734   $  2,734
        Program Report, IAW CDRL,
        Exhibit E, Seq. No. E027

0002BD  Reliability Predictions Report,     1        lo.    $ 35,061   $ 35,061
        IAW CDRL, Exhibit E, Seq. No.
        E028

0003    ILS Data Items in accordance
        with Contract Data Requirements
        List (CDRL), Exhibit (A)

                                                                     Page 4 of 6
                                                           N68335-97-D-0060/0001

0003AA  Conference Minutes IAW CDRL,        1        lo.    $ 28,100   $ 28,100
        Exhibit A, Seq. No. A00l

0003AB  Logistics Support Analysis Plan     1        lo.    $ 16,523   $ 16,523
        (LSAP), IAW CDRL, Exhibit A,
        Seq. No. A002

0003AC  Conference Agenda, IAW CDRL,        1        lo.    $ 31,433   $ 31,433
        Exhibit A, Seq. No. A003

0003AD  Logistic Support Analysis           1        lo.    $111,906   $111,906
        Record, IAW CDRL, Exhibit A,
        Seq. No. A004

0003AE  LSA-019 Task Analysis Report,       1        lo.    $ 22,758   $ 22,758
        IAW CDRL, Exhibit A, Seq. No.
        A005

0003AF  Level of Repair Analysis, IAW       1        lo.    $ 16,501   $ 16,501
        CDRL, Exhibit A, Seq. No. A006

0003AG  LSA-024 Maintenance Plan Report,    1        lo.    $ 23,179   $ 23,179
        IAW CDRL, Exhibit A, Seq. No.
        A007

0003AH  Training Course Control             1        lo.    $  9,194   $  9,194
        Document, IAW CDRL, Exhibit A,
        Seq. No. D009

0003AJ  Learning Analysis Report, IAW       1        lo.    $  5,952   $  5,952
        CDRL, Exhibit A, Seq. No. D00l

0003AK  Instructional Media Package, IAW    1        lo.    $  3,564   $  3,564
        CDRL, Exhibit A, Seq. No. D008

0003AL  Lesson Plan, IAW CDRL, Exhibit      1        lo.    $  5,694   $  5,694
        A, Seq. No. D005

0003AM  Trainee Guide, IAW CDRL, Exhibit    1        lo.    $ 10,972   $ 10,972
        A, Seq. No. D006

0003AN  Test Package, IAW CDRL, Exhibit     1        lo.    $  9,445   $  9,445
        A, Seq. No. D007

0003AP  Trainee and Training Course         1        lo.    $ 13,266   $ 13,266
        Completion Report, IAW CDRL,
        Exhibit A, Seq. No. D010

0003AQ  Support Material List, IAW CDRL,    1        lo.    $ 24,513   $ 24,513
        Exhibit A, Seq. No. A016

0003AR  Supportability Assessment Plan,     1        lo.    $ 18,676   $ 18,676
        IAW CDRL, Exhibit A, Seq. No.
        A017

0003AS  Test Article Configuration          1        lo.    $  7,123   $  7,123
        Report, IAW CDRL, Exhibit A,
        Seq. No. A018

0003AT  Software Development Plan, IAW      1        lo.    $  2,615   $  2,615
        CDRL, Exhibit A, Seq. No. A021

                                                                     Page 5 of 6
                                                           N68335-97-D-0060/0001

0003AU  Engineering Change Proposal, IAW    1        lo.       TBN        TBN
        CDRL, Exhibit A, Seq. No. A022

0003AV  Configuration Status Accounting     1        lo.    $  2,642   $  2,642
        Reporting, IAW CDRL, Exhibit A,
        Seq. No. A023

0003AW  Support Equipment Depot Level       1        lo.    $  6,434   $  6,434
        Rework Standard, lAW CDRL,
        Exhibit A, Seq. No. A024

0003AX  FMEA Report, IAW CDRL, Exhibit      1        lo.    $ 21,706   $ 21,706
        A, Seq. No. A025

        NOTE: Exhibit A, Seq. Nos. A015,
        A019 and A020 have not been
        assigned.

0003AY  Mission, Collective, Individual &   1        lo.    $ 12,454   $ 12,454
        Occup. TRNG Task Analysis
        Report, IAW CDRL, Exhibit D,
        Seq. No. D002

0003AZ  Training System Implementation      1        lo.    $ 12,454   $ 12,454
        Plan, IAW CDRL, Exhibit D, Seq.
        No. D003

0003BA  Training Program Development and    1        lo.    $ 12,454   $ 12,454
        Management Plan, IAW CDRL,
        Exhibit D, Seq. No. D004

0004    Data Requirements, IAW ILSSOW
        Attachments, Contract Data
        Requirements Lists (CDRLs) Seq.
        Nos. T00l (per TMCR), and 0001
        through 0009 (per Provisioning
        Requirements Statement)

0004AA  Technical Manuals IAW CDRL, TMCR    1        lo.    $ 11,759   $ 11,759
        No.19-96 dated 11 November 1995
        (Attachment (A) to ILSSOW), Seq.
        No. T00l

0004AB  Engineering Data for                1        lo.    $ 14,045   $ 14,045
        Provisioning IAW CDRL,
        Provisioning Requirements
        Statement (PRS)(Attachment (B)
        to ILSSOW), Seq. No. 0001

0004AC  Provisioning and Other              1        lo.    $  6,774   $  6,774
        Preprocurement Screening Data
        IAW CDRL, PRS, Seq. No. 0002

0004AD  Provisioning Technical              1        lo.    $  6,774   $  6,774
        Documentation, Long Lead Time
        Items List (LLTIL), IAW CDRL,
        PRS, Seq. No. 0003

0004AE  Provisioning Technical              1        lo.    $ 11,804   $ 11,804
        Documentation, Provisioning
        Parts List, IAW CDRL, PRS, Seq.
        No.0004

0004AF  Provisioning Parts List Index,      1        lo.    $  6,774   $  6,774
        IAW CDRL, PRS, Seq. No. 0005

                                                                     Page 6 of 6
                                                           N68335-97-D-0060/0001

0004AG  Statement of Prior Submission,      1        lo.    $  6,307   $  6,307
        IAW CDRL, PRS, Seq. No. 0006

0004AH  Provisioning Technical              1        lo.    $ 24,021   $ 24,021
        Documentation, Design Change
        Notice (DCN), IAW CDRL, PRS,
        Seq. No. 0007

0004AJ  Provisioning Technical              1        lo.    $ 13,091   $ 13,091
        Documentation, Interim Support
        Items List, IAW CDRL, PRS, Seq.
        No. 0008

0004AK  Preservation and Packing Data,      1        lo.    $ 11,337   $ 11,337
        IAW CDRL, PRS, Seq. No. 0009

        TOTAL DELIVERY ORDER:                                       $949,324.00

SECTION D - Packing, packaging and marking shall be in accordance with best commercial practices to ensure safe delivery at destination, in accordance with clause D.10 of the basic contract.

SECTION F - Delivery of the specified quantities shall be in accordance with Clause F.1 of the contract, entitled "Time of Delivery". Delivery of data item requirements shall be in accordance with the instructions provided on the DD Form 1423, Exhibits "A", "D", "E", and "T" of the contract.

SECTION G - ACCOUNTING AND APPROPRIATION DATA:

ACRN:AA 1771506.47C2 031 CCA54 0 068342 2B 000000 712000004030 $949,324.00

Direct Cite -- N000I997PDA3AGA; Doc. ID -- AOB; EE - 490; BLI - 038

NOTE: This order constitutes fulfillment of the minimum order requirements of the contract.