Form 10-Q
period 1998-06-30
TEL INSTRUMENT ELECTRONICS CORP
filed 1998-08-05
CIK 96885

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q

      X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR
             15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended June 30, 1998

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

                      Yes __X__                       No ____

Indicate the number of shares outstanding of the issuer's common stock, as of the latest practical date:

2,094,735 shares of Common stock, $.10 par value as of  July 22, 1998.

                     TEL-INSTRUMENT ELECTRONICS CORPORATION

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
Item 1.     Financial Statements (Unaudited):

            Condensed Comparative Balance Sheets
               June 30, 1998 and March 31, 1998                              1

            Condensed Comparative Statements of Operations -
               Three Months Ended June 30, 1998 and 1997                     2

            Condensed Comparative Statements of Cash Flows -
               Three Months Ended June 30, 1998 and 1997                     3

            Notes to Condensed Financial Statements                          4-5

Item 2.       Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                         6-8

            SIGNATURES                                                       9

Item 1 - Financial Statements

                     TEL-INSTRUMENT ELECTRONICS CORPORATION
                      CONDENSED COMPARATIVE BALANCE SHEETS

                        June 30, 1998 and March 31, 1998

                                                     (Unaudited)      (Audited)
                              ASSETS                   June 30,        March 31,
                                                         1998           1998
                                                      ----------       ---------
Current assets:
  Cash                                               $   242,048    $   585,281
  Accounts receivable, net of allowance for doubtful     473,169        374,506
      accounts of $16,064 at June 30, 1998 and
      March 31, 1998
  Inventories                                            478,852        383,030
  Prepaid expenses and other current assets               35,344         24,017
  Deferred income tax benefit - current                   78,300         78,300
                                                     -----------    -----------
Total current assets                                   1,307,713      1,445,134
Property, plant and equipment, net                        81,688         79,321
Other assets                                             115,735         96,067
Deferred income tax benefit                              375,135        320,619
                                                     -----------    -----------
Total assets                                           1,880,271      1,941,141
                                                     -----------    -----------

             LIABILITES & STOCKHOLDERS EQUITY

Current liabilities:
  Note payable - related party - current portion          50,000         50,000
  Convertible subordinated notes - related party          15,000         15,000
  Accrued payroll, vacation pay, deferred wages
      payroll taxes and interest on deferred wages       195,211        211,400
  Accounts payable and accrued expenses                  341,938        304,673
                                                     -----------    -----------
Total current liabilities                                602,149        581,073

Notes payable - related party - non-current portion      300,000        300,000
                                                     -----------    -----------
Total liabilities                                        902,149        881,073

Stockholders' equity:
   Common stock                                          209,476        209,476
   Additional paid-in capital                          3,921,670      3,921,670
   Accumulated deficit                                (3,153,024)    (3,071,078)
                                                     -----------    -----------

   Total stockholders' equity                            978,122      1,060,068
   Total liabilities and stockholders' equity        $ 1,880,271    $ 1,941,141
                                                     ===========    ===========

See accompanying notes to condensed financial statements

                     TEL-INSTRUMENT ELECTRONICS CORPORATION
                 CONDENSED COMPARATIVE STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                         Three Months Ended
                                                               June 30,
                                                         1998           1997
                                                     -----------    -----------

Sales - government, net                              $   382,740    $   557,514
Sales - commercial, net                                  282,453        313,309
                                                     -----------    -----------
   Total sales                                           665,193        870,823

Cost of sales                                            339,306        336,220
                                                     -----------    -----------
       Gross margin                                      325,887        534,603

Operating expenses:
   Selling, general and administrative                   214,524        218,930
   Engineering, research and development                 242,012        157,945
                                                     -----------    -----------
Total operating expenses                                 456,536        376,875
                                                     -----------    -----------
       (Loss)/Income from operations                    (130,649)       157,728

Other income (expenses):
   Interest income                                         6,070          6,082
   Interest expenses                                     (11,883)       (17,743)
                                                     -----------    -----------
(Loss)/Income before taxes                              (136,462)       146,067
(Benefit)/Provision for income taxes                     (54,516)        58,339
                                                     -----------    -----------
Net (loss)/income                                        (81,946)        87,728
                                                     ===========    ===========
Basic and diluted income (loss) per common share     $     (0.04)   $      0.04
                                                     -----------    -----------

Dividends per share                                         None           None
Weighted average shares outstanding
          Basic                                        2,094,735      2,030,948
          Diluted                                      2,094,735      2,091,071

See accompanying notes to condensed financial statements

                     TEL-INSTRUMENT ELECTRONICS CORPORATION
                 CONDENSED COMPARATIVE STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                          Three Months Ended
                                                                June 30,
                                                            1998         1997
                                                         ---------      --------
(Decrease) increase in cash:
Cash flows from operating activities
Net (loss) income                                        $ (81,946)      87,728
Adjustments to reconcile net (loss) income to cash
  used in operating activities:
        Deferred income taxes                              (54,516)      58,339
        Depreciation                                        10,909        6,614

Changes in assets and liabilities:
   (Increase) decrease in accounts receivable              (98,663)    (203,569)
   (Increase) decrease in inventories                      (95,822)    (101,031)
   (Increase) decrease in prepaid expenses and other
      current assets                                       (11,327)         423
   (Increase) decrease in other assets                     (19,668)        --
   (Decrease) increase in accrued payroll, deferred
       wages and vacation pay                              (16,189)       5,314
   (Decrease) increase in accounts payable and accrued
       expenses                                             37,265      (50,331)
                                                         ---------    ---------

Net cash used in operations                               (329,957)    (196,513)
                                                         ---------    ---------
Cash flows from investing activities:
   Cash purchases of property, plant and equipment         (13,276)      (3,643)
                                                         ---------    ---------
Net cash used in investing activities                      (13,276)      (3,643)
                                                         ---------    ---------
Net decrease in cash                                      (343,233)    (200,156)
Cash at beginning of period                                585,281      528,636
                                                         ---------    ---------
Cash at end of period                                    $ 242,048    $ 328,480
                                                         =========    =========
Interest Paid                                            $   2,609    $   7,536
                                                         =========    =========

See accompanying notes to condensed financial statements

                        TEL-INSTRUMENT ELECTRONICS CORP.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 1 Basis of Presentation

In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position of Tel-Instrument Electronics Corp. as of June 30, 1998, the results of operations for the three months ended June 30, 1998 and June 30, 1997, and statements of cash flows for the three months ended June 30, 1998 and June 30, 1997. These results are not necessarily indicative of the results to be expected for the full year.

The financial statements have been prepared in accordance with the requirements of Form 10-Q and consequently do not include disclosures normally made in an Annual Report on Form 10-K. The March 31, 1998 results included herein have been derived from the audited financial statements included in the Company's annual report on Form 10-K. Accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1998.

Note 2 Inventories

Inventories consist of:

                                                      June 30,        March 31.
                                                        1998            1998
                                                      --------        ---------
                    Purchased parts                   $265,382        $253,616
                    Work-in-process                    249,090         165,034
                    Less: Reserve for obsolescense     (35,620)        (35,620)
                                                      --------        --------
                                                      $478,852        $383,030
                                                      ========        ========

Note 3 Income Taxes

The Company, in accordance with FASB 109, has recognized a deferred income tax benefit based upon the expected utilization of net operating loss carryforwards as the Company believes that it is more likely than not that it will realize a portion of its operating losses before they expire. For the three months ended June 30, 1998, the Company recorded an additional deferred income tax of $54,516, which represents the effective federal and state tax rate on the Company's net loss before taxes of $136,462. The Company has no tax liability nor will it receive a refund for this amount. The $54,516 increased the Company's deferred income tax benefit by the same amount in the accompanying balance sheet. The Company expects to utilize this deferred income tax benefit in the future for tax reporting purposes.

Note 4 Reclassifications

Certain reclassifications have been made to the fiscal year 1998 financial statements to be consistent with the fiscal year 1999 presentation.

                        TEL-INSTRUMENT ELECTRONICS CORP.

Note 5 Earnings Per Share

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128 "Earnings Per Share" (SFAS 128). SFAS 128 supersedes Accounting Principles Board Opinion No. 15, Earnings Per Share and specifies the computation, presentation and disclosure requirements for earnings per share for entities with publicly held common stock. SFAS 128 is effective for financial statements relating to both interim and annual periods ending after December 15, 1997.

Basic income (loss) per share is based on net income (loss) for the relevant period, divided by the weighted average number of common shares outstanding during the period. Diluted loss per share for June 30, 1998 is based on net loss, divided by the weighted average number of common shares outstanding during the period. Common share equivalents, such as outstanding stock options, are not included in the calculation for the three months ended June 30, 1998 since the effect would be antidilutive.

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

All predictions as to future results contain a measure of uncertainty and accordingly, actual results could differ materially. Among the factors that could cause a difference are: changes in the general economy; changes in demand for the Company's products or in the cost and availability if its raw materials; the actions of its competitors; the success of our customers; technological change; changes in employee relations; government regulations; litigation, including its inherent uncertainty; difficulties in plant operations and materials; transportation, environmental matters; and other unforeseen circumstances. A number of these factors are discussed in the Company's filings with the Securities and Exchange Commission.

Overview

The Company continues to invest heavily in engineering, research, and development as expenditures increased by 53% for the first three months of the current fiscal year as compared to the first three months in the prior fiscal year. Engineering, research, and development expenditures continue to be primarily devoted to the finalization of the design of the T-47M IFF test set for the U.S. Navy. In April 1998, the Company completed its second design review with the U.S. Navy without any major technical issues requiring resolution. If field evaluations are successful and the Navy exercises production options, it is anticipated that shipments could begin early in the next fiscal year. This contract could be a source of significant revenues which could include options for up to 1300 units, which the U.S. Navy can exercise through calendar year 2001. However, there can be no assurance that the Navy will exercise its purchase options under this contact. In addition, the Company continues the development of the T-36M, under a U.S. Army contract, and the development of new products for other markets.

Currently, the off shore commercial market is larger than the domestic market because many foreign airlines are upgrading to meet U.S. requirements. Part of the Company's strategy is to attempt to further penetrate the foreign market. As part of this strategy, in June 1998, the Company signed an exclusive agreement with Muirhead Avionics, based in the United Kingdom, to represent the Company in parts of Europe. The Company has recently received from Muirhead Avionics a $382,900 contract for its T-48I IFF test set.

As reported in the Form 10-K, during fiscal year 1998 the Company fulfilled its obligation and delivered the final units of the T-30CM ILS test set to the U.S. Air Force. As a result of completing this substantial contract, it was anticipated that the Company would have lower sales during the first half of fiscal year 1999. The Company continues to believe that this decline is temporary and new contracts can be obtained to increase sales. For example, in June and July 1998, the Company received a $382,900 order from

Item 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE

                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Overview (Continued)

Muirhead Avionics (see above) and an order in the amount of $192,300 from a major air freight carrier. Both of these contracts are expected to be completed in the current fiscal year.

The Company's backlog in mid-July is approximately $2,160,000, an increase of approximately 25% from March 31, 1998. It is expected that substantially all of this back log will be shipped in the current fiscal year.

Sales

For the three months ended June 30, 1998, net sales decreased $205,630 (23.6%) as compared to the three months ended June 30, 1997. While commercial sales declined by $30,856 (9.8%), government sales decreased $174,774 (31.3%). The decrease in government sales is primarily due to the fact that the T-30CM ILS contract with the U.S. Air Force was completed and shipments have not yet begun on the contract with the U.S. Navy. Sales for the first three months of the prior fiscal year attributed to the contract with the U.S. Air Force amounted to $220,794 or 25.4% of total sales. This decrease was partially offset by revenues from the U.S. Navy associated with documentation and testing to be provided under the U.S. Navy T-47M IFF test sets contract. In addition, the Company identified and corrected a technical issue with one of its products and, as a result, certain shipments have been delayed.

Gross Margin

Gross Margin decreased $208,716 (39.0%) for the three months ended June 30, 1998 as compared to the same three months in the prior fiscal year. The decrease in gross margin is attributed to lower volume and lower gross margin associated with the documentation and testing portion of the U.S. Navy T-47M contract.

Operating Expenses

Selling, general and administrative expenses decreased $4,406 (2.0%) for the three months ended June 30, 1998 as compared to the three months ended June 30, 1997. This decrease is, for the most part, attributed to lower selling commissions.

Engineering,   research  and  development  expenses  increased  $84,067  (53.2%)
primarily associated with the finalization of the design of the T-47M IFF test sets for the U.S. Navy.

Income Taxes

In accordance with SFAS 109, a provision for income taxes was recognized in the amount of $58,339 for the months ended June 30, 1997. For the three months ended June 30, 1998, the Company recorded a deferred income tax benefit of $54,516, which represents the effective federal and state tax rate on the Company's net loss before taxes of $136,642. (See Note 3 to Notes to Condensed Financial Statements).

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
         RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

Liquidity and Capital Resources

At June 30, 1998 the Company had positive working capital of $705,564 as compared to $864,061 at March 31, 1998. For the three months ended June 30, 1998, cash used in operations was $329,957 as compared to $196,513 for the three months ended June 30, 1997. This reduction in available cash is primarily associated with the Company's loss from operations, increases in accounts receivable and inventories, and payment of deferred wages. These amounts were partially offset by an increase in accounts payable and accrued expenses.

The Company continues to spend heavily in research and development. The Company expects these investments will finalize the design for the U.S. Navy contract and also introduce other new products which will increase sales, cash flow, and profits. However, there is no assurance that sales and profits will increase.

Based upon the current backlog and available working capital, the Company believes that it has sufficient working capital to fund its plans for the next year. At present, the Company does not expect to incur significant long-term needs for capital outside of its normal operating activities.

The Company has received a letter of interest for a credit line of $350,000 from a major bank. This arrangement has been approved by the Board of Directors and is expected to be finalized by August 1998.

There was no significant impact on the Company's operations as a result of inflation for the three months ended June 30, 1998.

These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended March 31, 1998.

New Accounting Pronouncements

Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, was issued in June 1998 and is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. This statement establishes accounting and reporting standards for derivative instruments and hedging activities. The Company does not expect its implementation will have a material effect on the Company's financial statements as currently presented.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          TEL-INSTRUMENT ELECTRONICS CORP.

Date:                                     By: /s/ Harold K. Fletcher
                                              -----------------------------
                                              /s/ Harold K. Fletcher
                                              Chairman and President