Form 10-Q
period 1998-09-30
TEL INSTRUMENT ELECTRONICS CORP
filed 1998-11-12
CIK 96885

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                        ---------------------------------

                                    FORM 10-Q

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 1998

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

2,096,985 shares of Common stock, $.10 par value as of  October 28, 1998.

                     TEL-INSTRUMENT ELECTRONICS CORPORATION

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----

Item 1.  Financial Statements (Unaudited):

         Condensed Comparative Balance Sheets
            September 30, 1998 and March 31, 1998                            1

         Condensed Comparative Statements of Operations -
            Three and Six Months Ended September 30, 1998 and 1997           2

         Condensed Comparative Statements of Cash Flows -
            Six Months Ended September 30, 1998 and 1997                     3

         Notes to Condensed Financial Statements                             4-5

Item 2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations                            6-9

Part II.   Other Information                                                 10

                                SIGNATURES                                   10

Item 1 - Financial Statements

                     TEL-INSTRUMENT ELECTRONICS CORPORATION
                      CONDENSED COMPARATIVE BALANCE SHEETS
                                   (Unaudited)

                      September 30, 1998 and March 31, 1998

                     ASSETS                            September 30,    March 31,
                                                           1998           1998
                                                       -------------  ------------
Current assets:
  Cash                                                 $    79,681    $   585,281
  Accounts receivable, net of allowance for doubtful       399,904        374,506
    accounts of $15,923 at September 30,1998 and
    $16,164 at March 31, 1998
  Unbilled revenues (see note 2)                           195,272           --
  Inventories                                              462,998        383,030
  Prepaid expenses and other current assets                 38,333         24,017
  Deferred income tax benefit - current                     78,300         78,300
                                                       -----------    -----------

Total current assets                                     1,254,488      1,445,134
                                                       -----------    -----------

Property, plant, and equipment, net                        112,671         79,321
Other assets                                               120,723         96,067
Deferred income tax benefit                                372,415        320,619
                                                       -----------    -----------

Total assets                                             1,860,297      1,941,141
                                                       ===========    ===========

       LIABILITIES & STOCKHOLDERS EQUITY

Current liabilities:
  Note payable - related party - current portion            50,000         50,000
  Convertible subordinate notes - related party             15,000         15,000
  Accrued payroll, vacation pay, deferred wages
    payroll taxes, and interest on deferred wages          210,592        211,400
  Accounts payable and accrued expenses                    301,651        304,673
                                                       -----------    -----------

Total current liabilities                                  577,243        581,073
                                                       -----------    -----------

Notes payable - related party - non-current portion        300,000        300,000
                                                       -----------    -----------

Total liabilities                                          877,243        881,073

Stockholders' equity
  Common stock                                             209,701        209,476
  Additional paid-in capital                             3,922,288      3,921,670
  Accumulated deficit                                   (3,148,935)    (3,071,078)
                                                       -----------    -----------

Total stockholders' equity                                 983,054      1,060,068
                                                       -----------    -----------

Total liabilities and stockholders' equity             $ 1,860,297    $ 1,941,141
                                                       ===========    ===========

See accompanying notes to condensed financial statements

                     TEL-INSTRUMENT ELECTRONICS CORPORATION
                 CONDENSED COMPARATIVE STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                             Three Months Ended            Six Months Ended
                                       September 30,  September 30,  September 30,  September 30,
                                                1998           1997           1998           1997
                                       -------------  -------------  -------------  -------------
Sales
  Government, net                        $   418,472        567,191    $   801,212      1,124,705
  Commercial, net                            607,204        276,850        889,657        590,159
                                         -----------    -----------    -----------    -----------
Total Sales                                1,025,676        844,041      1,690,869      1,714,864

Cost of sales                                425,504        351,674        764,810        687,894
                                         -----------    -----------    -----------    -----------

Gross Margin                                 600,172        492,367        926,059      1,026,970

Operating expenses
  Selling, general & administrative          258,704        184,245        473,228        403,175
  Engineering, research, & development       327,532        205,981        569,544        363,926
                                         -----------    -----------    -----------    -----------

Total operating expenses                     586,236        390,226      1,042,772        767,101

     Income/ (Loss) from operations           13,936        102,141       (116,713)       259,869

Other income (expense):
  Interest income                              2,484          5,651          8,554         11,733
  Interest expense                            (9,611)       (19,849)       (21,494)       (37,592)
                                         -----------    -----------    -----------    -----------
Income/ (Loss) before taxes                    6,809         87,943       (129,653)       234,010

Provision/(Benefit) for income taxes           2,720         35,125        (51,796)        93,464
                                         -----------    -----------    -----------    -----------
(Loss)/net income                        $     4,089         52,818    $   (77,857)       140,546
                                         ===========    ===========    ===========    ===========
Basic and diluted income (loss)
     per common share                    $      0.00           0.03    $     (0.04)          0.07

Dividends per share                             None           None           None           None
Weighted average shares outstanding
     Basic                                 2,095,298      2,034,123      2,095,056      2,032,762
     Diluted                               2,118,317      2,101,731      2,118,075      2,100,370

See accompanying notes to condensed financial statements

                     TEL-INSTRUMENT ELECTRONICS CORPORATION
                 CONDENSED COMPARATIVE STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                   Six Months Ended
                                                                    September 30,
                                                                  1998         1997
                                                               ----------   ---------
(Decrease) increase in cash:
Cash flows from operating activities
Net (loss) income                                              $ (77,857)   $ 140,546
Adjustments to reconcile net (loss) income to cash used
    in operating activities:
     Deferred income taxes                                       (51,796)      93,464
     Depreciation                                                 20,339       12,535

Changes in operating assets or liabilities:
  Increase in accounts receivable and unbilled revenues         (220,670)    (251,434)
  Increase in inventories                                        (79,968)     (93,993)
  Increase in prepaid expenses and other current assets          (14,316)     (14,132)
  Increase in other assets                                       (24,656)     (15,000)
  (Decrease) increase in accrued payroll, deferred wages and
     and vacation pay                                               (808)      14,279
  Decrease in accounts payable and accrued expenses               (3,022)     (26,725)
                                                               ---------    ---------

Net cash used in operations                                     (452,754)    (140,460)
                                                               ---------    ---------
Cash flows from investing activities:
  Cash purchases of property, plant and equipment                (53,689)     (41,790)
                                                               ---------    ---------

Net cash used in investing activities                            (53,689)     (41,790)
                                                               ---------    ---------

Cash flows from financing activities:
Proceeds from exercise of stock options                              843        1,588
  Proceeds from issuance of common stock                            --           --
                                                               ---------    ---------
  Net cash provided by financing activities                          843        1,588
                                                               ---------    ---------

Net decrease in cash                                            (505,600)    (180,662)
Cash at beginning of period                                      585,281      528,636
                                                               ---------    ---------

Cash at end of period                                          $  79,681    $ 347,974
                                                               =========    =========

Interest paid                                                  $  19,786    $  25,864
                                                               =========    =========

See accompanying notes to condensed financial statements

                        TEL-INSTRUMENT ELECTRONICS CORP.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 1  Basis of Presentation

In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position of Tel-Instrument Electronics Corp. as of September 30, 1998, the results of operations for the three and six months ended September 30, 1998 and September 30, 1997, and statements of cash flows for the six months ended September 30, 1998 and September 30, 1997. These results are not necessarily indicative of the results to be expected for the full year.

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

Note 2  Unbilled Revenue

Sales are recognized primarily upon shipment of products, except in the case of long-term contracts wherein sales are recognized on the percentage-of-completion method.

Sales under the U.S. Navy contract have been recorded on the percentage-of-completion method. Under this approach, sales and gross margin are recognized based on the ratio of costs incurred to date to total estimated contract costs. Unbilled revenues of $195,272 represent recoverable costs and accrued profit not billed resulting from the application of percentage-of-completion accounting. Actual billing of these amounts will be based upon contractual billing terms.

Note 3  Inventories

Inventories consist of:

                                              September 30,         March 31,
                                                       1998              1998
                                              --------------------------------
Purchased parts                                 $ 282,409           $ 253,616
Work-in-process                                   216,209             165,034
Less: Reserve for obsolescence                    (35,620)            (35,620)
                                              --------------------------------
                                                $ 462,998           $ 383,030
                                              ================================

Note 4  Income Taxes

The Company, in accordance with SFAS 109, has recognized a deferred income tax benefit based upon the expected utilization of net operating loss carryforwards as the Company believes that it is more likely than not that it will realize a portion of its operating losses before they expire. For the six months ended September 30, 1998, the Company recorded a deferred income tax benefit of $51,796, which represents the effective federal and state tax rate on the Company's net loss before taxes of $129,653. This tax benefit reduced the loss for the period. The $51,796 increased the Company's deferred income tax asset by the same amount in the accompanying balance sheet. The Company expects to utilize this deferred income tax benefit in the future for tax reporting purposes.

                        TEL-INSTRUMENT ELECTRONICS CORP.

Note 5  Reclassifications

Certain reclassifications have been made to the fiscal year 1998 financial statements to be consistent with the fiscal year 1999 presentation.

Note 6  Earnings Per Share

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

Basic income (loss) per share is based on net income (loss) for the relevant period, divided by the weighted average number of common shares outstanding during the period. Diluted income (loss) per share for September 30, 1998 is based on net income (loss), divided by the weighted average number of common shares outstanding, including common share equivalents such as outstanding stock options and warrants during the period. Common share equivalents, such as outstanding stock options, are not included in the calculation for the six months ended September 30, 1998 since the effect would be antidilutive.

Note 7  Credit Facility

On July 22, 1998, the Company entered into a credit agreement with Summit Bank for $350,000, which extends for one year and is thereafter renewable on an annual basis. The Company has not borrowed against this line. The Company pays no commitment fee and the rate of interest borrowings is the Lender's Prevailing Base Rate plus 1%.

Item 2  MANAGEMENT DISCUSSION OF RESULTS OF OPERATIONS AND
        ANALYSIS OF FINANCIAL POSITION

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

All predictions as to future results contain a measure of uncertainty and accordingly, actual results could differ materially. Among the factors that could cause a difference are: changes in the general economy; changes in the demand for the Company's products or in the cost and availability of its raw materials; the actions of its competitors; the success of our customers; technological change; changes in employee relations; government regulations; litigation, including its inherent uncertainty; difficulties in plant operations and materials; transportation, environmental matters; and other unforeseen circumstances. A number of these factors are discussed in the Company's filings with the Securities and Exchange Commission.

Overview

The Company invested heavily in product development and expenditures increased $205,618 (57%) for the first six months of the current fiscal year as compared to the same period in the prior fiscal year. The total expenditure of $569,544 represents 34% of total sales. The principal effort resulted from the U.S. Navy exercising its option to incorporate a collision avoidance (TCAS) test capability into the T-47M test set design. Eight T-47M prototypes have been fabricated and these units have begun several months of environmental and functional testing. Several tests have been successfully completed. Field evaluation by the U.S. Navy is anticipated to begin early in the fourth quarter of the current fiscal year. Assuming field evaluations are satisfactory and the U.S. Navy exercises production options later in the fourth quarter, deliveries could begin in the first quarter of the next fiscal year. This contract can be a source of significant revenues, with options for up to 1,300 units which the U.S. Navy can exercise through calendar year 2001. However, there can be no assurance that field evaluations will be favorable and that the U.S. Navy will exercise its options under this contract. In addition, the Company continues the development of the T-36M, under a U.S. Army contract, and new products for other markets.

In June 1998, the Company signed an exclusive agreement with Muirhead Avionics, based in the United Kingdom, to represent the Company in parts of Europe. The Company also signed an exclusive agreement with Milspec Services Pty. Ltd. in August 1998 to represent the Company in Australia and New Zealand, and an agreement with M.P.G. Instruments s.r.l. in September 1998 to represent the Company in Europe to obtain a contract for a new military product which would be based on the Company's technology. The Company continues to believe that the foreign commercial market is larger than the domestic market, because many foreign airlines are upgrading to meet U.S. requirements, and that foreign government sales will grow, particularly as the result of our growing reputation in IFF testing.

Item 2  MANAGEMENT DISCUSSION OF RESULTS OF OPERATIONS AND
        ANALYSIS OF FINANCIAL POSITION (Continued)

Overview (Continued)

As previously reported, during fiscal year 1998 the Company fulfilled its obligation and delivered the final units of the T-30CM ILS test set to the U.S. Air Force. As a result of completing this contract, it was anticipated that the Company would have lower sales during the first half of fiscal year 1999. The Company continues to believe that this decline is temporary and new contracts can be obtained to increase sales and earnings. In this regard, management is encouraged by the dollar value of its backlog, by the second quarter revenues which included a large and unexpected increase in commercial sales, by the progress on the U.S. Navy contract, and by the efforts of its new offshore distributors.

Sales

For the three months ended September 30, 1998 sales increased $181,635 (21.5%) to $1,025,676, as compared to the same period ending September 30, 1997. Commercial sales increased $330,354 (119.3%) to $607,204 for the three months ended September 30, 1998, as compared to the same period ending September 30, 1997. This increase in commercial sales is attributed to decisions by several large fleet owners to upgrade their test equipment and may not be continued. The Company had a commercial backlog of $297,090 at September 30, 1998.

Government sales decreased $148,719 (26.2%), as compared to the same period ending September 30, 1997. This decrease is primarily attributed to the completion of the U.S. Air Force T-30CM contract for which there were no sales in the current fiscal year. This decrease was partially offset by revenues of $195,242 for fabrication of the initial prototypes and certain documentation and testing related to the U.S. Navy T-47M IFF test set contract. The Company had a government backlog of $2,043,307 at September 30, 1998.

For the six months ended September 30, 1998 sales declined $23,995 (1.4%), as compared to the same period ending September 30, 1997. The decline in government sales related to the completion of the contract with the U.S. Air Force was mostly offset by the increase in commercial sales during the second quarter and the sales related to the contract with the U.S. Navy. There can be no assurance that the increase in commercial sales will continue.

Gross Margin

For the three months ended September 30, 1998 gross margin increased $107,805 (21.9%), as compared to the same period ending September 30, 1997. This increase is primarily attributed to the higher sales in the second quarter. The gross margin percentage was 58.5% for the three months ended September 30, 1998 as compared to 58.3% for the three months ended September 30, 1997.

For the six months ended September 30, 1998 gross margin decreased $100,911 (9.8%), as compared to the same period ended September 30, 1997. This decrease is primarily attributed to the lower gross margin associated with the U.S. Navy T-47M contract. The gross margin percentage was 54.8% for the six months ended September 30, 1998 as compared to 59.9% for the six months ended September 30, 1997.

Item 2  MANAGEMENT DISCUSSION OF RESULTS OF OPERATIONS AND
        ANALYSIS OF FINANCIAL POSITION (Continued)

Operating Expenses

Selling, general and administrative expenses increased $74,459 (40.4%) for the three months ended September 30, 1998 as compared to the same period last year. This increase is associated with an increase in selling expenses, mostly attributed to higher commissions based upon the increase in commercial sales and to higher administrative salaries. In fiscal year 1998 the Company's President devoted a percentage of his time to research and development to ensure that such activities were properly conducted. In fiscal year 1999, the Company hired a Director of Engineering, thus minimizing the President's time in overseeing the research and development function and allowing him to concentrate on Company growth.

Selling, general and administrative expenses increased $70,053 (17.4%) for the six months ended September 30, 1998 as compared to the same period last year. This increase is primarily attributed to the increase for the three months ended September 30, 1998, as discussed above.

Engineering, research and development increased $121,551 (59.0%) and $205,618 (56.5%) for the three and six months ended September 30, 1998, respectively, as compared to the same periods last year. This increase reflects the Company's ongoing commitment to developing new products and finalizing of the design of the U.S. Navy T-47M test sets, as described in the Overview. As this work is completed, the rate of engineering expenditures should be reduced.

Income Taxes

In accordance with SFAS 109, a provision for income taxes was recognized in the amount of $93,464 for the six months ended September 30, 1997. For the six months ended September 30, 1998 the Company recorded an income tax benefit of $51,796, which represents the effective federal and state tax rate on the Company's net loss before taxes of $129,653. (See Note 4 to Notes to Condensed Financial Statements).

Liquidity and Capital Resources

At September 30, 1998 the Company had positive working capital of $677,245 as compared to $864,061 at March 31, 1998. For the six months ended September 30, 1998, cash used in operations was $452,754 as compared to $140,460 for the six months ended September 30, 1997. This increase in cash used in operations is primarily associated with the Company's loss from operations and increases in accounts receivable, unbilled revenues, and inventories. The total decrease in cash of $505,600 was also impacted by purchases of equipment in the amount of $53,689.

The Company continues to invest heavily in research and development. The Company expects these investments will finalize the designs for the T-47M, T-47N, T-36M, and T-48IC, and begin to ship these units for which there are current orders in the backlog. While this would increase sales, cash flow, and profits, there is no assurance that these increases will occur.

Based upon the current backlog and available working capital, the Company believes that it has sufficient working capital to fund its plans for the next twelve months. At present, the Company does not expect to incur significant long-term needs for capital outside of its normal operating activities.

Item 2  MANAGEMENT DISCUSSION OF RESULTS OF OPERATIONS AND
        ANALYSIS OF FINANCIAL POSITION (Continued)

Liquidity and Capital Resources (Continued)

On July 22, 1998, the Company received from Summit Bank a credit line of $350,000. The Company has not borrowed against this line as of September 30, 1998.

There was no significant impact on the Company's operations as a result of inflation for the six months ended September 30, 1998.

These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended March 31, 1998.

Year 2000 Issue

Many existing computer programs use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the year 2000. Some older computer systems stored dates with only a two-digit year with an assumed prefix of "19". Consequently, this limits those systems to dates between 1900 and 1999. If not corrected, many computer systems and applications could fail or create erroneous results by or at the year 2000.

The Company has reviewed the potential impact of the Year 2000 issue. This assessment included a review of the impact of the issue in four areas: products, manufacturing systems, business systems and other areas. The Company does not anticipate that the Year 2000 issue will impact operations or operating results. The Company relies on its customers, suppliers, utility service providers, financial institutions and other partners in order to continue normal business relations. At this time, it is impossible to assess the impact of Year 2000 issue on each of these organizations. There can be no guarantee that the systems of other unrelated entities on which the Company relies will be corrected on a timely basis and will not have a material adverse effect on the Company.

New Accounting Pronouncements

Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities was issued in June 1998 and is effective for all fiscal quarters beginning after June 15, 1999. This statement establishes accounting and reporting standards for derivative instruments and hedging activities. The Company does not expect its implementation will have a material effect on the Company's financial statements.

Statement of Financial Accounting Standards No. 134, Accounting for Certain Mortgage Banking Activities was issued in October 1998 and is effective for all fiscal quarters beginning after December 15, 1998. This statement establishes reporting standards for certain banking activities of mortgage banking enterprises and other enterprises that conduct operations that are substantially similar to the primary operations of a mortgage banking enterprise. The Company does not expect its implementation will have a material effect on the Company's financial statements as currently presented.

Part II. Other Information

Item 6.  Exhibits and Reports on Form 10-Q.

      The exhibits filed or incorporated by reference as part of the Quarterly Report on Form 10-Q are listed in the attached Index to Exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            TEL-INSTRUMENT ELECTRONICS CORP.

Date: 11/10/98                              By: /s/ Harold K. Fletcher
                                                --------------------------------
                                                /s/ Harold K. Fletcher
                                                Chairman and President

                                INDEX TO EXHIBITS

1     Loan agreement with Summit Bank dated July 22, 1998

27    Financial  data  schedule  which  is  submitted   electronically   to  the
      Securities and Exchange Commission for information only and is not filed.