Form 10-Q
period 1998-12-31
TEL INSTRUMENT ELECTRONICS CORP
filed 1999-02-12
CIK 96885

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                              ---------------------

                                    FORM 10-Q

      X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR
            15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended December 31, 1998

      __    TRANSITION REPORT PURSUANT TO SECTION 13 OR
            15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  _X_   No __

Indicate the number of shares outstanding of the issuer's common stock, as of the latest practical date:

2,107,057 shares of Common stock, $.10 par value as of February 1, 1999.

                     TEL-INSTRUMENT ELECTRONICS CORPORATION

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
Item 1.     Financial Statements (Unaudited):

            Condensed Comparative Balance Sheets
              December 31, 1998 and March 31, 1998                             1

            Condensed Comparative Statements of Operations -
              Three and Nine Months Ended December 31, 1998 and 1997           2

            Condensed Comparative Statements of Cash Flows -
              Nine Months Ended December 31, 1998 and 1997                     3

            Notes to Condensed Financial Statements                          4-5

Item 2.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations                           6-10

Part II     Other Information                                                 11

                    SIGNATURES                                                11

Item 1 - Financial Statements

                     TEL-INSTRUMENT ELECTRONICS CORPORATION
                      CONDENSED COMPARATIVE BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS          December 31,     March 31,
                                                        1998            1998
                                                     -----------     ----------
Current assets:
  Cash                                               $    55,506     $  585,281
  Accounts receivable, net of allowance for doubtful     447,495        374,506
    Accounts of $15,923 at December 31, 1998 and
    $16,164 at March 31, 1998
  Unbilled revenues (see note 2)                         154,011           --
  Inventories                                            592,720        383,030
  Prepaid expenses and other current assets               33,060         24,017
  Deferred income tax benefit - current                   78,300         78,300
                                                     -----------    -----------
Total current assets                                   1,361,092      1,445,134
Property, plant, and equipment, net                      108,477         79,321
Other assets                                             127,063         96,067
Deferred income tax benefit                              328,571        320,619
                                                     -----------    -----------
Total assets                                           1,925,203      1,941,141
                                                     ===========    ===========
LIABILITIES & STOCKHOLDERS EQUITY
Current liabilities:
  Note payable - related party - current portion          50,000         50,000
  Convertible subordinated notes - related party          15,000         15,000
  Accrued payroll, vacation pay, deferred wages,
    payroll taxes, and interest on deferred wages        210,624        211,400
  Accounts payable and accrued expenses                  296,846        304,673
                                                     -----------    -----------
Total current liabilities                                572,470        581,073
Notes payable - related party -
   non-current portion                                   300,000        300,000
                                                     -----------    -----------
Total liabilities                                        872,470        881,073
                                                     -----------    -----------
Stockholders' equity:
  Common stock                                           210,708        209,476
  Additional paid-in capital                           3,925,057      3,921,670
  Accumulated deficit                                 (3,083,032)    (3,071,078)
                                                     -----------    -----------
Total stockholders' equity                             1,052,733      1,060,068
                                                     -----------    -----------
Total liabilities and stockholders' equity           $ 1,925,203    $ 1,941,141
                                                     ===========    ===========

See accompanying notes to condensed financial statements

                     TEL-INSTRUMENT ELECTRONICS CORPORATION
                 CONDENSED COMPARATIVE STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                             Three Months Ended           Nine Months Ended
                                         December 31,   December 31,   December 31,   December 31,
Sales                                       1998            1997          1998           1997
                                         -----------    -----------    -----------    -----------
  Government, net                        $   584,490    $ 1,133,538    $ 1,385,702    $ 2,258,243
  Commercial, net                            388,446        348,495      1,278,103        938,654
                                         -----------    -----------    -----------    -----------
Total Sales                                  972,936      1,482,033      2,663,805      3,196,897

Cost of sales                                346,610        505,202      1,111,420      1,193,096
                                         -----------    -----------    -----------    -----------
Gross Margin                                 626,326        976,831      1,552,385      2,003,801

Operating expenses:
  Selling, general & administrative          233,366        334,208        706,593        737,383
  Engineering, research, & development       273,057        284,309        842,602        648,235
                                         -----------    -----------    -----------    -----------
Total operating expenses                     506,423        618,517      1,549,195      1,385,618

     Income from operations                  119,903        358,314          3,190        618,183

Other income (expense):
  Interest income                                 82          6,145          8,635         17,878
  Interest expense                           (10,238)       (17,578)       (31,731)       (55,170)
                                         -----------    -----------    -----------    -----------
Income/(loss) before taxes                   109,747        346,881        (19,906)       580,891
Provision/(Benefit) for income taxes          43,844        138,834         (7,952)       232,298
                                         -----------    -----------    -----------    -----------
Net income/(loss)                        $    65,903    $   208,047    $   (11,954)   $   348,593
                                         ===========    ===========    ===========    ===========
Basic and diluted income (loss)
     per common share                    $      0.03    $      0.10    $     (0.01)   $      0.17
Dividends per share                             None           None           None           None
Weighted average shares outstanding
     Basic                                 2,104,539      2,039,581      2,098,657      2,035,248
     Diluted                               2,116,101      2,093,989      2,098,657      2,089,656

See accompanying notes to condensed financial statements

                     TEL-INSTRUMENT ELECTRONICS CORPORATION
                 CONDENSED COMPARATIVE STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                          Nine Months Ended
                                                             December 31,
                                                          1998          1997
                                                       ------------  ----------
(Decrease) increase in cash:
Cash flows from operating activities
Net (loss) income                                       $ (11,954)   $ 348,593
Adjustments to reconcile net (loss) income
    to cash used in operating activities:
     Deferred income taxes                                 (7,952)     232,298
     Depreciation                                          30,558       24,483
Changes in assets or liabilities:
  (Increase) decrease in accounts receivable
       and unbilled revenue                              (227,000)    (482,853)
  (Increase) decrease in inventories                     (209,690)     (45,318)
  (Increase) decrease in prepaid expenses and
       other current assets                                (9,043)     (18,594)
  (Increase) decrease in other assets                     (30,996)     (15,000)
  Increase in advanced billings                              --         57,061
  (Decrease) increase in accrued payroll,
       deferred wages and
       And vacation pay                                      (776)      (5,747)
  (Decrease) increase in accounts payable
     and accrued expenses                                  (7,827)    (106,206)
                                                        ---------    ---------
Net cash used in operations                              (474,680)     (11,283)
                                                        ---------    ---------
Cash flows from investing activities:
  Cash purchases of property, plant and equipment         (59,714)     (62,483)
                                                        ---------    ---------
Net cash used in investing activities                     (59,714)     (62,483)
                                                        ---------    ---------
Cash flows from financing activities:
Proceeds from exercise of stock options                     4,619        8,188
Proceeds from issuance of common stock                       --           --
                                                        ---------    ---------
Net cash provided by financing activities                   4,619        8,188
                                                        ---------    ---------
Net decrease in cash                                     (529,775)     (65,578)
Cash at beginning of period                               585,281      528,636
                                                        ---------    ---------
Cash at end of period                                   $  55,506    $ 463,058
                                                        =========    =========
Interest paid                                           $  20,538    $  45,041
                                                        =========    =========

See accompanying notes to condensed financial statements

                        TEL-INSTRUMENT ELECTRONICS CORP.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 1   Basis of Presentation

In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position of Tel-Instrument Electronics Corp. as of December 31, 1998, the results of operations for the three and nine months ended December 31, 1998 and December 31, 1997, and statements of cash flows for the nine months ended December 31, 1998 and December 31, 1997. These results are not necessarily indicative of the results to be expected for the full year.

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

Sales under the U.S. Navy contract have been recorded on the percentage-of-completion method. Under this approach, sales and gross margin are recognized based on the ratio of costs incurred to date to total estimated contract costs. Unbilled revenues of $154,011 represent recoverable costs and accrued profit not billed resulting from the application of percentage-of-completion accounting. Actual billing of these amounts will be based upon contractual billing terms.

Note 3   Inventories

Inventories consist of:

                                                  December 31,     March 31,
                                                     1998            1998
                                                  ---------       ---------
Purchased parts                                   $355,843        $ 253,616
Work-in-process                                    272,497          165,034
Less: Reserve for obsolescence                     (35,620)         (35,620)
                                                  --------        ---------
                                                  $592,720        $ 383,030
                                                  ========        =========

Note 4   Income Taxes

The Company, in accordance with SFAS 109, has recognized a deferred income tax benefit based upon the expected utilization of net operating loss carryforwards as the Company believes that it is more likely than not that it will realize a portion of its operating losses before they expire. For the nine months ended December 31, 1998, the Company recorded a deferred income tax benefit of $7,952, which represents the effective federal and state tax rate on the Company's net loss before taxes of $19,906. This tax benefit reduced the loss for the period. The $7,952 increased the Company's deferred income tax asset by the same amount in the accompanying balance sheet. The Company expects to utilize this deferred income tax benefit in the future for tax reporting purposes.

                        TEL-INSTRUMENT ELECTRONICS CORP.

Note 5   Reclassifications

Certain reclassifications have been made to the fiscal year 1998 financial statement format to be consistent with the fiscal year 1999 presentation.

Note 6   Earnings Per Share

Basic income (loss) per share is based on net income (loss) for the relevant period, divided by the weighted average number of common shares outstanding during the period. Diluted income (loss) per share for December 31, 1998 is based on net income (loss), divided by the weighted average number of common shares outstanding, including common share equivalents such as outstanding stock options and warrants during the period. Common share equivalents, such as outstanding stock options, are not included in the calculation for the nine months ended December 31, 1998 since the effect would be antidilutive.

Note 7   Credit Facility

On July 22, 1998, the Company entered into a credit agreement with Summit Bank for $350,000, which extends for one year and is thereafter renewable on an annual basis at the bank's option. The Company does not currently have any outstanding balance against this credit line. The Company pays no commitment fee and the rate of interest on borrowings is the Lender's Prevailing Base Rate plus 1%.

Item 2   MANAGEMENT'S DISCUSSION OF RESULTS OF OPERATIONS
         AND ANALYSIS OF FINANCIAL POSITION

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

All predictions as to future results contain a measure of uncertainty and accordingly, actual results could differ materially. Among the factors that could cause a difference are: changes in the general economy; changes in the demand for the Company's products or in the cost and availability of its raw materials; the actions of its competitors; the success of our customers; technological change; changes in employee relations; government regulations; litigation, including its inherent uncertainty; difficulties in plant operations and materials; transportation, environmental matters; and other unforseen circumstances. A number of these factors are discussed in the Company's filings with the Securities and Exchange Commission.

Overview

While the Company's long-term outlook continues to be positive, the Company experienced two problems which resulted in a decline in sales and income for the first nine months of the current fiscal year as compared to the first nine months of the prior fiscal year. As previously reported, the Company completed deliveries under its substantial U.S. Air Force T-30CM contract in the last quarter of fiscal year 1998. The company also experienced manpower problems and technical issues in engineering, associated with the Company's substantial growth in sales in the last two years, due to development of new and more sophisticated products. This resulted in delays in completion and shipment of orders, and consequent reduction in sales for the current year. These problems have been identified and are in the process of being corrected. Management believes that most of the delayed shipments will be made in the first half of the next fiscal year.

Operating income levels have declined from the prior fiscal year primarily as a result of lower sales, while operating expense levels have been as planned. Management continues to believe that this decline is temporary and that new contracts can and will be obtained and the current backlog shipped to increase sales. In this regard, management is encouraged by the dollar value of its backlog, which was over $2,250,000 at December 31, 1998, the large and unexpected increase in commercial sales, which increased 36% for the first nine months of the current fiscal year as compared to last year, the progress on the U.S. Navy contract, and the efforts of its international distributors. Total bookings increased $581,982 (22%) for the nine months ended December 31, 1998, as compared to the same period last year.

The Company's profit before taxes was $109,747 for the three months ended December 31, 1998, which reduced the loss before taxes for the nine months ended December 31, 1998 to $19,906. The net profit for the three months ended December 31, 1998 was earned despite the Company having lower sales as compared to the three months ended September 30, 1998. The higher profitability in the current quarter is the result of a higher gross profit on sales and slightly lower engineering, research and development expenses.

The Company continues to invest heavily in product development, and these expenditures represented 28% of sales for the three months ended December 31, 1998. The principal effort resulted from the U.S. Navy exercising their option to incorporate a collision avoidance (TCAS) test capability into the T-47M test

Item 2   MANAGEMENT'S DISCUSSION OF RESULTS OF OPERATIONS
         AND ANALYSIS OF FINANCIAL POSITION (Continued)

Overview (Continued)

design. Eight T-47M prototypes have been fabricated and these units have begun several months of environmental and functional testing. Several tests have been successfully completed, including the reliability test, which exceeded the Navy's requirements. Field evaluation by the U.S. Navy is anticipated to begin early in the next fiscal year. The U.S. Navy continually monitors the Company's progress on this contract and management believes that the Navy is satisfied with the Company's product and progress. Assuming field evaluations are satisfactory and the U.S. Navy exercises production options in the first quarter of the next fiscal year, deliveries would begin in the second quarter of that year. This contract can be a source of significant revenues that could include options for up to 1,300 units, which the U.S. Navy can exercise through calendar year 2001. However, there can be no assurance that field evaluations will be favorable and that the U.S. Navy will exercise its options under this contract. In addition, the Company continues the development of the T-36M, under a U.S. Army contract and the development of new products for other markets.

In June 1998, the Company signed an exclusive agreement with Muirhead Avionics, based in the United Kingdom, to represent the Company in parts of Europe. The Company had received from Muirhead Avionics a $323,000 contract for its T-48I, which deliveries have been mostly completed. The Company also signed an exclusive agreement with Milspec Services Pty. Ltd. ("Milspec") to represent the Company in Australia and New Zealand. The Company received a $447,000 contract to supply T-47CC ramp test sets to the Australian military, as direct result of Milspec's efforts, for completion in the first quarter of the next fiscal year. The Company believes that the foreign commercial market is larger than the domestic market because many foreign airlines are upgrading to meet U.S. requirements.

Sales

For the three months ended December 31, 1998 sales decreased $509,097 (34%), as compared to the three months ended December 31, 1997. Commercial sales increased $39,951 (12%) while government sales decreased $549,048 (48%) for the three months ended December 31, 1998 as compared to the same period in the prior fiscal year. Government sales for the three months ended December 31, 1997 included sales to a Defense Department prime contractor for the Company's T-47C in the amount of $564,445 and the final shipments of the T-30CM to the U.S. Air Force in the amount of $198,159, thereby accounting for the decline in fiscal year 1999. These decreases were partially offset by sales to Muirhead Avionics for the T-48I.

For the nine months ended December 31, 1998 sales declined $533,092 (17%), as compared to the nine months ended December 31, 1997. Government sales decreased $872,541 (39%), as compared to the same period last year. Government sales for the nine months ended December 31, 1997 included sales to a Defense Department prime contractor for the Company's T-47C in the amount of $743,660 and the final shipments of the T-30CM to the U.S. Air Force in the amount of $836,014. This decline was partially offset by sales to Muirhead for the T-48I and by the increase in commercial sales of $339,449 (36%). The Company is encouraged with the growth in the commercial market for which sales increased 36% in the nine months ended December 31, 1998, as compared to the same period last year. The backlog for commercial sales increased $418,326 (39%) as compared to December 31, 1997. However, there is no assurance that this market will continue to grow.

Item 2   MANAGEMENT'S DISCUSSION OF RESULTS OF OPERATIONS
         AND ANALYSIS OF FINANCIAL POSITION (Continued)

Gross Margin

For the three months and nine months ended December 31, 1998 gross margin decreased $350,505 (36%) and $451,416 (23%), respectively, as compared to the three and nine months ended December 31, 1997. This decrease is primarily attributed to lower sales. The gross margin percentage was 64% for the three months ended December 31, 1998 as compared to 66% for the three months ended December 31, 1997. For the nine months ended December 31, 1998 the gross margin percentage was 58% as compared to 63% for the nine months ended December 31, 1997. This decrease is primarily attributed to the lower gross margin associated with the documentation and test portion of the U.S. Navy T-47M contract.

Operating Expenses

Selling, general and administrative expenses decreased $100,842 (30%) for the three months ended December 31, 1998 as compared to the same period last year. This decrease is primarily associated with lower accrued employee incentive compensation expense and a reduction in the level of expenditures related to the Company's efforts to explore additional markets for its technology.

Selling, general and administrative expenses decreased $30,790 (4%) for the nine months ended December 31, 1998 as compared to the same period last year. This decrease is primarily associated with lower accrued employee incentive compensation expense and a reduction in the level of expenditures related to the Company's efforts to explore additional markets for its technology, partially offset by an increase in selling expenses and higher administrative salaries. In fiscal year 1998 the Company's President devoted a percentage of his time to research and development activities to ensure that such activities were properly supervised. In fiscal year 1999, the Company hired a Director of Engineering, thus minimizing the President's time in overseeing the research and development function and allowing him to concentrate on Company growth.

Engineering, research and development decreased $11,252 (4%) for the three months ended December 31, 1998 as compared to the three months ended December 31, 1997. Lower accrued employee incentive compensation expense was mostly offset by higher consulting fees for work on the development of the T-47M for the U.S. Navy.

Engineering, research and development increased $194,367 (30%) for the nine months ended December 31, 1998 as compared to the nine months ended December 31, 1997. This increase reflects the Company's ongoing commitment to developing new products and finalization of the design of the T-47M test sets for the U.S, Navy. Outlays for new product development continue to be high.

Income Taxes

In accordance with SFAS 109, a provision for income taxes was recognized in the amount of $232,298 for the nine months ended December 31, 1997. For the nine months ended December 31, 1998 the Company recorded a deferred income tax benefit of $7,952, which represents the effective federal and state tax rate on the Company's net loss before taxes of $19,906 (See Note 4 to Notes to Condensed Financial Statements).

Item 2   MANAGEMENT'S DISCUSSION OF RESULTS OF OPERATIONS
         AND ANALYSIS OF FINANCIAL POSITION (Continued)

Liquidity and Capital Resources

At December 31, 1998 the Company had positive working capital of $788,622 as compared to $864,061 at March 31, 1998. For the nine months ended December 31, 1998, cash used in operations was $474,680 as compared to $11,283 for the nine months ended December 31, 1997. This reduction in available cash is primarily associated with increases in accounts receivable, unbilled revenues, and inventories.

The Company continues to invest heavily in research and development. The Company expects these investments will finalize the design for the T-47M for the U.S. Navy and complete the development of projects, such as the T-47N, T-36M and T-47CC. The company will then begin to ship these units now in the backlog, which should increase sales, cash flow and profits. However, there is no assurance that sales and profits will increase.

The Company has received a commitment from Summit Bank for a credit line of $350,000. As of December 31, 1998, the Company has no outstanding balance against this line.

Based upon the current backlog, available working capital, and the available credit line, the Company believes that it has sufficient working capital to fund its plans for the next twelve months. At present, the Company does not expect to incur significant long-term needs for capital outside of its normal operating activities, although it may use some of its credit line with Summit Bank on a short term basis.

There was no significant impact on the Company's operations as a result of inflation for the nine months ended December 31, 1998.

These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended March 31, 1998.

Year 2000 Issue

Many existing computer programs use a two-digit suffix to identify year references with an assumed prefix of "19". This limits those systems to recognizing dates between 1900 and 1999. As a result, in a little less than a year, computer systems and/or software used by many companies in a wide variety of applications may experience operating difficulties unless they are modified or upgraded to adequately process information involving, related to or dependent upon the century change. If not corrected, systems and/or applications could fail or create erroneous results at or in connection with applications after December 31, 1999. Significant uncertainty exists concerning the scope and magnitude of problems associated with the century change.

The Company has reviewed its information and operational systems and manufacturing processes in order to identify those products, services or systems that are not Year 2000 compliant. As a result of its initial assessment, the Company does not believe, based upon available information, that any material exposure to significant business interruption exists as a result of Year 2000 compliance issues. Accordingly, the Company has not adopted any formal contingency plan. However, there can be no assurance that the Company can identify and remediate all significant Year 2000 problems, that remedial efforts will not involve significant time and expense, or that such problems will not have a material adverse effect on the Company's business, results of operations or financial position.

Item 2   MANAGEMENT'S DISCUSSION OF RESULTS OF OPERATIONS
         AND ANALYSIS OF FINANCIAL POSITION (Continued)

Year 2000 Issue (continued)

The Company also faces risk to the extent that suppliers of products, services and systems purchased by it and others whom the Company transacts business on a worldwide basis do not comply with Year 2000 requirements. The Company will initiate written communications with significant suppliers and customers to determine the extent to which it is vulnerable to these third parties' failure to remediate their own Year 2000 issues. In the event any such third parties cannot provide the Company with products, services or systems that meet the Year 2000 requirements on a timely basis, or in the event Year 2000 issues prevent such third parties from timely delivery of products or services required by the Company, its results of operations could be materially adversely affected. To the extent Year 2000 issues cause significant delays in, or cancellation of, decisions to purchase the Company's products or services, its business, results of operations and financial position could be materially adversely affected. Due to the uncertainty, both internally and externally, inherent in the Year 2000 problem resulting, in part, from the uncertainty of its Year 2000 readiness of third parties, suppliers and customers, the Company is unable to accurately predict at this time whether the consequences of Year 2000 failures will have a material impact on the Company's results of operations, liquidity or financial condition.

The discussion of the Company's efforts, and management's expectations, relating to Year 2000 compliance are forward-looking statements. The Company's ability to achieve Year 2000 compliance and the level of incremental costs associated therewith, could be adversely impacted by, among other things, the availability and cost of programming and testing resources, vendors' ability to modify proprietary software, and unanticipated problems identified in the ongoing compliance review.

Part II Other Information

Item 4   Submission of Matters to a Vote of Security Holders

(a) The Annual Meeting of Shareholders was held on December 1, 1998 (the "Annual Meeting").

(b) Not applicable because (i) proxies for the Annual Meeting were not solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934; (ii) there was no solicitation in opposition to management's nominees as listed in the Company's proxy statement; and (iii) all of such nominees were elected.

(c) At the Annual Meeting, the Company's shareholders voted in favor of management's nominees for election as directors of the Company as follows:

                                          For                    Against
                                          ---                    -------
     Harold K. Fletcher                 1,376,464                   0
     George F. Leon                     1,376,464                   0
     Robert J. Melnick                  1,376,464                   0
     Jeff C. O'Hara                     1,376,464                   0
     Robert J. Walker                   1.376,464                   0


The    shareholders    also   voted   all   1,376,464   shares   in   favor   of
PricewaterhouseCoopers L.L.P. as the Company's certified public accountants for the fiscal year ending March 31, 1999.

The shareholders also voted all 1,376,464 shares for ratification of the Company's 1998 Stock Option Plan.

(d) Not applicable

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      TEL-INSTRUMENT ELECTRONICS CORP.

Date: 02/12/99                        By: /s/ Harold K. Fletcher
                                         ------------------------------
                                              Harold K. Fletcher
                                              Chairman and President