Form 10-K
period 1999-03-31
TEL INSTRUMENT ELECTRONICS CORP
filed 1999-07-14
CIK 96885

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the fiscal year                                          Commission File No.
ended March 31, 1999                                              33-18978

                        TEL-INSTRUMENT ELECTRONICS CORP.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

      New Jersey                                       22-1441806
------------------------                    ------------------------------------
(State of incorporation)                    (IRS Employer Identification Number)

       728 Garden Street
     Carlstadt, New Jersey                                              07072
----------------------------------------                              ----------
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code: (201) 933-1600

Securities registered pursuant to Section 12(b) of the Act:

                      None

Securities registered pursuant to Section 12(g) of the Act:

                      None

Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes X   No___.

The aggregate market value of the voting Common Stock (par value $.10 per share) held by non-affiliates on June 07, 1999 was $1,391,912 using the price of the last trade on June 7, 1999.

2,109,957 shares of Common Stock were outstanding as of June 07, 1999.

Total Pages - 44

Exhibit Index - pages  42-43

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

        The Company continued to invest heavily in research and development during fiscal year 1999. Research and development expenses increased $301,827 (33.5%) in fiscal year 1999 as compared to the previous fiscal year. The increase in research and development expenses reflects the work on the U.S. Navy contract discussed below and development of new products for other markets. For the year ended March 31, 1999 sales decreased $474,743 (12%) as compared to the twelve months ended March 31, 1998. Operating income declined as a result of lower sales and the increase in research and development expenses. The decline in sales is attributed to reduced shipment rates resulting primarily from the completion of the substantial U.S. Air Force T-30CM contract in the third quarter of the prior fiscal year, and delayed shipments on new contracts, because of increased engineering and test requirements. The Company believes that most of its delayed 1999 sales will be delivered in fiscal year 2000.

        Management continues to be encouraged by the dollar value of the backlog, the large and unexpected increase in commercial sales, the progress of the U.S. Navy contract, and the efforts of its international distributors. At March 31, 1999 the Company had a substantial backlog of $2,717,415, most of which is expected to be shipped in fiscal year 2000.

        The Company continues to focus its efforts in the government market and has been very active in responding to requests from the U.S. Government for quotations, in addition to adapting its product designs to respond to these requests.

        On August 12, 1997, the Company received notice that it was awarded a major contract from the U.S. Navy. The initial order is for $949,324 to provide five T-47M IFF (Identification Friend or Foe) test sets for Navy evaluation and for the associated documentation. The awarding of this contract represents a major milestone for the Company and its engineering efforts since this contract could be a significant source of future revenues. This contract includes options for up to 1,300 units which the Navy can exercise through calendar year 2001. The Company expects to complete the testing portion of this contract and deliver the five test sets in July 1999. There is no assurance that these options will be exercised by the Navy or that the gross margin on this contract will be at the current level.

Item 1. Business

        The table below sets forth the composition of Tel's sales for the last three fiscal years.

                           Year Ended        Year Ended        Year Ended
                            March 31,         March 31,         March 31,
                              1999              1998               1997
                           ----------        ----------        ----------
        Commercial         $1,753,723        $1,489,563        $1,140,779
        Government          1,730,776         2,469,679         2,024,895
                           ----------        ----------        ----------
        Total               3,484,499         3,959,242         3,165,674
                           ==========        ==========        ==========


        In the fiscal year ended March 31, 1995, Tel won a competitive solicitation from the United States Air Force (USAF) for the Model T-30CM. Sales derived from this contract represented 34% and 46% of total government sales for the years ended March 31, 1998 and 1997, respectively. This contract was completed in the third quarter of fiscal year 1998, and the Company derived no revenues from this contract in fiscal year 1999.

        Foreign commercial sales are made direct or through American export agents at a discount reflecting the 15% selling commission under oral, year-to-year arrangements. For the years ended March 31, 1999, 1998 and 1997, foreign commercial sales were 19%, 21% and 14%, respectively, of total commercial sales.

        In June 1998, the Company signed an exclusive distribution agreement with Muirhead Avionics based in the United Kingdom to represent the Company in parts of Europe. Sales to Muirhead during fiscal year 1999 represented 10% of total sales.

        In December 1998, the Company received a $447,000 contract to supply T-47CC ramp test sets to the Australian military through the Company's exclusive distributor in Australia and New Zealand. This test set, which incorporates a recently developed directional antenna, also integrates IFF, TACAN, DME and XPDR test functions into a single unit. The Company expects to deliver these units in the first six months of the fiscal year 2000.

        In May 1999, the Company received a $396,262 order for its Precision DME test units from Italy. These units are scheduled to be delivered in the first six months of calendar year 2000.

        Tel sells its products either directly or through distributors to its many domestic commercial customers. One domestic commercial customer accounted for 11% of commercial sales in fiscal year 1999. There is no written agreement with these distributors who receive a 15% discount for stocking and selling these products. Tel also gives a 5% to 10% discount to non-stocking distributors depending on their sales volume and promotional effort. Independent sales representatives receive 5% to 10% commissions depending on their sales volume and promotional efforts. One domestic distributor accounted for 13% and 15% of commercial sales for the years ended March 31, 1999 and 1998, respectively.

Item 1. Business

        Set forth below is Tel's backlog at March 31, 1999 and 1998.

                                     Commercial      Government         Total
                                     ----------      ----------         -----

        March 31, 1999                $379,404       $2,338,011       $2,717,415
        March 31, 1998                  65,800       $1,655,678       $1,721,478

        Tel believes that most of the backlog at March 31, 1999 will be delivered during the fiscal year ending March 31, 2000.

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

        Markets and Competition

        The Company operates its business as one market segment, using best commercial practice in manufacturing products for the government.

        The general aviation market consists of some 1,000 repair and maintenance service shops, at private and commercial airports in the United States, which purchase test equipment to assist in the repair of aircraft electronics. The commercial aviation market consists of approximately 80 domestic and foreign commercial airlines.

        The civilian market for avionic testing equipment is dominated by three manufacturers, of which Tel is believed to be the third largest. In the general aviation and airline market, Tel competes principally with IFR, an independent firm, and with JC Air, a division of BF Goodrich. This market is relatively small and highly competitive. Tel has generally been successful because of its high quality products, prices, and responsive service. Tel also provides customers with calibration and repair services. The market is relatively small. The Company believes that the foreign commercial market represents a better opportunity than the U.S. commercial market for growth. The foreign market is larger than the domestic market and many foreign airlines are upgrading to meet U.S. requirements. In fiscal year 1999 Tel entered into distribution agreements with Muirhead to distribute in Europe and with an exclusive distributor in Australia.

        Future domestic growth will depend on whether the U.S. Federal Aviation Administration (FAA) implements plans to upgrade the U.S. air traffic control system and on continuing recent trends towards more sophisticated avionics systems, both of which would require the design and manufacture of new test equipment. The Company continues to analyze the needs of the market, in order to develop new and improved instruments to meet emerging FAA requirements, and to redesign models to add functions and reduce the cost of manufacturing. The Company believes its test equipment is recognized by its customers for its quality, durability, and reliability.

Item 1. Business

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

        Because of the larger size of the military market, in contrast to the civilian market, Tel has been increasing its efforts to obtain military contracts and sub-contracts. Although it is anticipated that the total defense budget will continue to decline, management believes that the portion devoted to operation and maintenance of existing and improved avionics will be less adversely affected. Tel has increased its concentration on meeting end user needs by modifying commercial designs to satisfy special government/military requirements. This approach has enabled Tel to sell the T-36M, T-49C, T-49CF, T-47 family, and T-48I to government agencies and prime contractors.

        Tel's past ability to compete in the civil aviation market and the military market has been restricted in the past because of limited financial resources. Tel has no patents or licenses which are material to its business.

        Research and Development

        In the fiscal years ended March 31, 1999, 1998 and 1997, Tel spent $1,204,077, $902,250, and $486,884, respectively, on the research and development of new and improved products. None of these amounts was sponsored by customers. Tel's management believes that continued and increased expenditures for research and development are necessary to enable Tel to expand its sales and generate profits.

        In fiscal year 1997, the development of the military version of the T-36 (T-36M) and an IFF interrogator test version of the T-47C (T-47N) were completed. A contract for the T-36M for $324,795 was received in April 1996 and on August 12, 1997, the Company was awarded a contract from the U.S. Navy for the T-47M IFF test sets. Engineering, research and
        development   expenditures  in  1999  were  directed   primarily  toward
        finalization of the design of the T-47M and new products for other targeted markets, such as the T-49CF, T-47CC, T-48IC, and T-47N. The Company owns all of these designs.

        Personnel

        Tel has fourteen employees in manufacturing, materials management, and quality assurance, seven in administrative and sales, and seven in research and development, none of whom belongs to a union. Tel does not believe that there will be any difficulty in adding personnel as required. The Company also uses several part-time consultants on an as needed basis. During fiscal year 1999, the Company employed a number of engineering consultants to finalize the development of the T-47M IFF test sets for the U.S. Navy.

Item 2. Properties

        The Company leases 11,164 square feet in Carlstadt, New Jersey as its manufacturing plant and administrative offices, pursuant to a ten year lease expiring in August, 2008. Tel is unaware of any environmental problems in connection with its location and, because of the nature of its manufacturing activities, does not anticipate such problems.

Item 3. Pending Legal Proceedings

        There are no material pending legal proceedings.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

        Market Information

        There has been no established public trading market for Registrant's Common Stock. Subsequent to the public offering of the Company's Common Stock in December 1988, the Common Stock has traded sporadically in the over-the-counter market. During the fiscal year ended March 31, 1999, the Company's Common Stock had the high and low bids of $2.9375 and $1.125, respectively. These quotations reflect inter-dealer prices, without retail markup or commission and may not necessarily represent actual transactions. On June 7, 1999, the low and high bid was $1.3125.

        Approximate Number of Equity Security Holders


                                                                Number of Record
                                                                  Holders as of
        Title of Class                                           March 31, 1999
        ------------------------------------------------------------------------

        Common Stock, par value                                        825
          $.10 per share


        Dividends

        Registrant has not paid dividends on its Common Stock and does not expect to pay such dividends in the foreseeable future.

Item 6. Selected Financial Data


                        TEL-INSTRUMENT ELECTRONICS CORP.
                        SUMMARY OF FINANCIAL INFORMATION

                                                                           Years Ended March 31,
                                             ------------------------------------------------------------------------
                                                1999            1998           1997          1996            1995
                                             -----------    -----------    -----------    -----------     -----------
Statement of Operations Data:
   Net revenues                              $ 3,484,499    $ 3,959,242    $ 3,165,674    $ 2,318,088     $ 1,865,492
                                             -----------    -----------    -----------    -----------     -----------
   Operating costs and expenses:
   Cost of sales                               1,559,992      1,559,542      1,325,659      1,022,942         888,213
   Selling, general and administrative           920,547        909,505        854,093        739,912         575,124
   Engineering, research and development       1,204,077        902,250        486,884        390,399         315,331
                                             -----------    -----------    -----------    -----------     -----------
                                               3,684,616      3,371,297      2,666,636      2,153,253       1,778,668
                                             -----------    -----------    -----------    -----------     -----------

   Income (loss) from operations                (200,117)       587,945        499,038        164,835          86,824

   Other expenses, net                           (44,149)       (68,847)       (57,954)       (69,156)        (76,348)
                                             -----------    -----------    -----------    -----------     -----------

   Income/(loss) before extraordinary
     item and income taxes                      (244,266)       519,098        441,084         95,679          10,476

   Extraordinary item                                 --             --             --             --          12,000
                                             -----------    -----------    -----------    -----------     -----------

   Income/(loss) before income taxes            (244,266)       519,098        441,084         95,679          22,476

   Income taxes, net of income tax benefit(1)     97,585         58,719        340,200           --                --
                                             -----------    -----------    -----------    -----------     -----------

   Net income (loss)                         $  (146,681)   $   577,817    $   781,284    $    95,679     $    22,476
                                             ===========    ===========    ===========    ===========     ===========

   Income/(loss) per share from
     continuing operations: diluted
     before extraordinary item(2)            $     (0.07)   $      0.28    $      0.41    $      0.04     $     (0.01)
                                             -----------    -----------    -----------    -----------     -----------
     Extraordinary item                               --             --             --             --            0.01
                                             -----------    -----------    -----------    -----------     -----------

   Income/(loss) per common share            $    (0.$07)   $      0.28    $      0.41    $      0.04     $        --
                                             ===========    ===========    ===========    ===========     ===========



                                                                           Years Ended March 31,
                                             ------------------------------------------------------------------------
                                                 1999           1998           1997           1996            1995
                                             -----------    -----------    -----------    -----------     -----------
Balance Sheet Data:
  Working capital (deficiency)               $   507,582    $   864,061    $   440,978    $  (500,199)    $  (519,207)

   Total assets                                2,218,508      1,941,141      1,648,066        824,606         872,442

   Long-term debt                                266,486        300,000        365,000        100,000         165,000

   Redeemable preferred stock                         --             --             --        606,643         576,643

   Stockholders' equity (deficiency)             919,093      1,060,068        455,254     (1,118,364)     (1,184,031)

(1) Income taxes recorded in accordance with FASB 109.

(2) The earnings/(loss) per share is calculated on the weighted average number of shares outstanding. For the years 1995 and 1996 the preferred stock dividends of $30,000 per year were deducted from income/(loss) before extraordinary item and income taxes.

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

        Results of Operations 1999 Compared to 1998

        Overview

        The Company continues to believe that it's long-term outlook is positive, however for the year ended March 31, 1999 sales decreased $474,743 (12.0%) as compared to the twelve months ended March 31, 1998. Operating income declined as a result of the lower sales and higher research and development expenses, which increased $301,827 (33.5%) from the previous year. The increase in research and development expenses reflects the work on the U.S. Navy contract and development of new products for other markets.

        The decline in sales is attributed to reduced shipment rates resulting primarily from the completion of the substantial U.S. Air Force T-30CM contract in the third quarter of the prior fiscal year, and delayed shipments on new contracts, due to increased engineering and testing activities. The Company believes that most of its delayed 1999 sales will be delivered in fiscal year 2000.

        Management continues to be encouraged by the dollar value of the backlog, the large and unexpected increase in commercial sales, the progress on the U.S. Navy contract, and the efforts of its international distributors. At March 31, 1999 the Company had a substantial backlog of $2,717,415.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

        Results of Operations 1999 Compared to 1998 (Continued)

        Sales

        For the fiscal year ended March 31, 1999 total sales decreased $474,743 (12.0%) as compared to the same period last year. Commercial sales increased $264,160 (17.7%) while government sales decreased $738,903 (29.9%). Government sales related to the substantial contract with the U.S. Air Force for the T-30CM amounted to $836,014 in the prior fiscal year and the contract was completed prior to the current fiscal year. Fiscal year 1998 also included sales to a Defense Department prime contractor for the Company's T-47C in the amount of $743,660. These decreases were partially offset by sales to Muirhead Avionics and by the increase in commercial sales.

        Gross Margin

        Gross margin (total sales less cost of sales) decreased $475,193 (19.8%) for the fiscal year ended March 31, 1999 as compared to the fiscal year ended March 31, 1998. This decrease is primarily attributed to the lower sales volume. Gross margin was also affected by the decision of the Company to strengthen its management team in anticipation of additional growth. As such, the Company hired a Quality Assurance Manager and a Materials Manager. Gross margin as a percent of sales was 55.2% for the year ended March 31, 1999 as compared to 60.6% for the year ended March 31, 1998. The decrease in gross margin percentage is associated with the lower sales volume and the lower gross margin percentage related to the documentation and test portion of the U.S. Navy T-47M contract.

        Operating Expenses

        Selling, general, and administrative expenses increased $11,042 (1.2%) for the fiscal year ended March 31, 1999 as compared to the fiscal year ended March 31, 1998. An increase in selling expenses and administrative salaries was mostly offset with lower employee incentive compensation and a reduction in expenses incurred related to the Company's efforts to explore new markets for its technology. In fiscal year 1998 the Company's President devoted a percentage of his time to research and development activities to ensure that such activities were properly supervised. In fiscal year 1999, the Company hired a Director of Engineering, thus minimizing the President's time in overseeing the research and development function and allowing him to concentrate on Company growth, but increasing selling, general, and administrative expenses.

        Engineering, research, and development expenditures increase $301,827, or 33.5%, for the twelve-month period ended March 31, 1999, as compared to the same twelve-month

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

        Results of Operations 1999 Compared to 1998 (Continued)

        Operating Expenses (Continued)

        period in the prior fiscal year. Engineering, research, and development expenditures represented 34.6% and 22.8% of sales for the years ended March 31, 1999 and March 31, 1998, respectively. These expenditures reflect the Company's commitment and effort to develop new products and maintain its competitiveness within the industry. Research and development expenditures in 1999 were directed primarily on finalization of the design of the T-47M for the U.S. Navy and new products for other target markets, including the T-47CF, T-47CC, T-48IC, and the T-47N. Fiscal year 1999 was also impacted by higher recruitment and relocation expenses for new engineers.

        Interest

        Interest income decreased as a result of the lower cash balances while interest expense decreased as a result of lower interest on deferred wages which have, for the most part, been repaid.

        Income Taxes

        In accordance with SFAS No. 109, the Company recorded an income tax benefit of $97,585 for the year ended March 31, 1999, which represents the effective federal and state tax rate on the net loss before taxes (See Note 9 to Notes to Financial Statements).

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

        Engineering, research and development expenditures were directed primarily toward the design of the T-47M for the U.S. Navy and new products for other targeted markets. In August 1997, the Company was awarded a major contract from the U.S. Navy for the T-47M IFF test sets. This contract could be a source of significant revenues which could include options for up to 1,300 units which the U.S. Navy can exercise through calendar year 2001. In April 1998, the Company completed a second design review with the U.S.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

        Results of Operations 1998 Compared to 1997 (Continued)

        Overview (Continued)

        Navy without any major technical issues needing resolution. However, there can be no assurance that these options will be exercised by the U.S. Navy.

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

        Results of Operations 1998 Compared to 1997 (Continued)


        Operating Expenses (Continued)

        22.8% of sales for the year ended March 31, 1998 as compared to 15.4% in the prior fiscal year. Research and development expenditures in 1998 were directed primarily toward the design of the T-47M for the U.S. Navy, new products for other targeted markets, and maintaining its competitiveness within the industry. During 1998, the Company continued to invest in engineering through the expansion of its management and staff levels to handle the increased research and development activity. Recruitment costs also contributed to the increase in engineering, research and development expenses in 1998.

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

        Income Taxes

        For the year ended March 31, 1998, the Company recorded income tax expense of $207,379 and in the fourth quarter of fiscal year 1998 recorded an income tax benefit of $266,098 in accordance with SFAS No. 109, reducing the valuation allowance to reflect the deferred tax assets utilized to offset income tax expense. The recognized deferred tax asset is based upon the Company's belief that it will realize a portion of the deferred tax asset. The inability to obtain new profitable contracts or the failure of the Company's engineering development efforts could reduce estimates of future profitability in the new term, which could affect the Company's ability to utilize the deferred tax asset on the balance sheet. This amount is only an estimate and may differ from actual results. See Note 8 in the Notes to Financial Statements.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

        Liquidity and Capital Resources

        At March 31, 1999 the Company had positive working capital of $507,852 as compared to $864,061 at March 31, 1998. Cash used in operations was $421,576 for the year ended March 31, 1999 as compared to $122,554 of net cash generated by operations in the prior fiscal year. The reduction in available cash is primarily associated with the Company's loss from operations and increases in accounts receivable and inventories partially offset by an increase in accounts payable and accrued expenses.

        The Company continues to invest heavily in research and development. The Company expects these investments will finalize the design for the T-47M for the U.S. Navy and complete the development of projects, such as the T-47N, T-47CC, and T-48IC and begins to ship these units for which there are current orders in the backlog which will increase sales, cash flow, and profits. However, there is no assurance that sales and profits will increase.

        The Company has a line of credit from Summit Bank for $350,000, which was originally scheduled to expire in July 1999, however, the Company received a 60-day extension to the agreement. As of March 31, 1999, the Company had no outstanding balance against this line. However, the Company had borrowed $250,000 against this line for working capital needs during the first quarter of fiscal year 2000.

        Based upon the current backlog, available working capital and the available credit line, the Company believes that it has sufficient working capital to fund its plans for the next twelve months. At present, the Company does not expect to incur significant long-term needs for capital outside of its normal operating activities.

        There was no significant impact on the Company's operations as a result of inflation for the year ended March 31, 1999.

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

        The Company has reviewed the potential impact of the Year 2000 issue. This assessment included a review of the impact of the issue in four areas: products, manufacturing systems, business systems, and other areas. The Company does not anticipate that the Year 2000 issue will impact operations or operating results or require future material expenditures. The Company's products are not date sensitive. In addition, the Company is in the process of contacting its suppliers to determine as to whether they are Year 2000 compliant. The Company relies on its customer, suppliers, utility service providers, financial institutions, and other partners in order to continue normal business relations. The Company is continuing to evaluate alternatives and develop contingency plans for key business partners. Year 2000 disruptions in the operations of key business partners could also impact the Company's ability to fulfill some of its contractual obligations. At this time, it is impossible to assess the impact of the Year 2000 issue on each of these organizations. There can be no guarantee that the systems of other unrelated entities on which the Company relies will be corrected on a timely basis and will not have a material adverse effect on the Company.

Item 8. Financial Statements and Supplementary Data


                                                                      Pages
                                                                      -----

        (1)    Financial Statements:

                 Report of Independent Accountants                     17

                 Balance Sheets - March 31, 1999 and 1998              18

                 Statements of Operations - Years Ended
                   March 31, 1999, 1998 and 1997                       19

                 Statements of Changes in Stockholders'
                   Equity/(Deficiency) - Years Ended March 31,
                   1999, 1998 and 1997                                 20

                 Statements of Cash Flows - Years Ended
                   March 31, 1999, 1998 and 1997                       21

                 Notes to Financial Statements                        22-37

        (2)    Financial Statement Schedule:

                 II - Valuation and Qualifying Accounts                38


        Financial statement schedules not included in this annual report on Form 10-K have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Report of Independent Accountants

        To the Stockholders and Board of Directors of Tel-Instrument Electronics Corp.

        In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Tel-Instrument Electronics Corp. (the "Company") at March 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 1999, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule included in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PricewaterhouseCoopers LLP
May 14, 1999,(except for paragraph 2 of Note 1, as to which the date is July 12, 1999.)

TEL-INSTRUMENT ELECTRONICS CORP.

Balance Sheets
                                                                                        March 31,
                                                                              --------------------------
                                      ASSETS                                        1999        1998
                                                                              -----------    -----------
Current assets:
        Cash                                                                  $    70,617    $   585,281
        Accounts receivable, net of allowance for doubtful
           Accounts of $15,585 and $16,064 at March 31,
           1999 and 1998, respectively                                            638,721        374,506
        Inventories, net                                                          713,700        383,030
        Prepaid expenses and other current assets                                  39,173         24,017
        Deferred income tax benefit - current                                      78,300         78,300
                                                                              -----------    -----------

             Total current assets                                               1,540,511      1,445,134

Office and manufacturing equipment, net                                           130,901         79,321
Other assets                                                                      128,892         96,067
Deferred income tax benefit                                                       418,204        320,619
                                                                              -----------    -----------

Total assets                                                                  $ 2,218,508    $ 1,941,141
                                                                              ===========    ===========
                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
       Convertible note payable - related party - current portion             $   100,000    $    50,000
       Convertible subordinated  note - related party                              15,000         15,000
       Capitalized lease obligations - current portion                              9,667             --
       Accounts payable                                                           302,435         68,613
       Advance payments                                                           134,767             --
       Accrued payroll, vacation pay and deferred wages                           218,289        211,518
       Accrued expenses - related parties                                          84,779         46,730
       Other accrued expenses                                                     167,992        189,212
                                                                              -----------    -----------

             Total current liabilities                                          1,032,929        581,073

Convertible note payable - related party                                          250,000        300,000
Capitalized lease obligations - excluding current portion                          16,486             --
                                                                              -----------    -----------

         Total liabilities                                                      1,299,415        881,073

Stockholders' equity
       Common stock, par value $.10 per share, 2,109,957 and 2,094,735
          Issued and outstanding as of March 31, 1999 and 1998,respectively       210,998        209,476
       Additional paid-in capital                                               3,925,854      3,921,670
       Accumulated deficit                                                     (3,217,759)    (3,071,078)
                                                                              -----------    -----------

             Total stockholders' equity                                           919,093      1,060,068
                                                                              -----------    -----------

      Total liabilities and stockholders' equity                              $ 2,218,508    $ 1,941,141
                                                                              ===========    ===========

The accompanying notes are an integral part of the financial statements

TEL-INSTRUMENT ELECTRONICS CORP.
Statements of Operations

                                                                    For the years ended March 31,
                                                             -----------------------------------------
                                                                1999           1998            1997
                                                             -----------    -----------    -----------
Sales - commercial, net                                      $ 1,753,723    $ 1,489,563    $ 1,140,779
Sales - government, net                                        1,730,776      2,469,679      2,024,895
                                                             -----------    -----------    -----------

              Total Sales                                      3,484,499      3,959,242      3,165,674

Cost of sales                                                  1,559,992      1,559,542      1,325,659
                                                             -----------    -----------    -----------

              Gross margin                                     1,924,507      2,399,700      1,840,015
                                                             -----------    -----------    -----------

Operating expenses:
  Selling, general and administrative                            920,547        909,505        854,093
  Engineering, research and development                        1,204,077        902,250        486,884
                                                             -----------    -----------    -----------

              Total operating expenses                         2,124,624      1,811,755      1,340,977
                                                             -----------    -----------    -----------

                 Income (loss) from operations                  (200,117)       587,945        499,038

Other income/(expense):
              Interest income                                      8,637         27,872          5,183
              Interest expense                                   (16,736)       (60,669)       (51,137)
              Interest expense -  related parties                (36,050)       (36,050)       (12,000)
                                                             -----------    -----------    -----------


Income (loss) before income taxes                               (244,266)       519,098        441,084

Income tax, net of income tax benefit                             97,585         58,719        340,200
                                                             -----------    -----------    -----------

   Net Income (loss)                                         $  (146,681)   $   577,817    $   781,284
                                                             ===========    ===========    ===========

Income (loss) per common share:
              Basic                                          $     (0.07)   $      0.28    $      0.43
                                                             ===========    ===========    ===========
              Diluted                                        $     (0.07)   $      0.28    $      0.41
                                                             ===========    ===========    ===========

Weighted average number of shares outstanding
          Basic                                                2,101,264      2,044,075      1,829,131
                                                             ===========    ===========    ===========
          Diluted                                              2,101,264      2,070,503      1,894,737
                                                             ===========    ===========    ===========

The accompanying notes are an integral part of the financial statements.

TEL-INSTRUMENT ELECTRONICS CORP.
Statements Of Changes In Stockholders' Equity (Deficiency)


                                                  Common Stock
                                            -----------------------------------------
                                                  Number of Shares                       Additional
                                                                                          Paid-In       Accumulated        Total
                                           Authorized        Issued          Amount       Capital        Deficit
                                           ------------------------------------------    -----------    -----------     -----------
   Balances March 31, 1996                  2,000,000       1,603,806     $   160,383    $ 3,151,432    $(4,430,179)    $(1,118,364)


Increase  in authorized shares              2,000,000
Net income                                                                                                  781,284         781,284

Exchange of redeemable
  Preferred stock for common stock
  And stock purchase warrants                                 178,720          17,872        588,771                        606,643

Issuance of common stock and
  Stock purchase warrants                                     178,720          17,872        116,168                        134,040

Issuance of common stock in connection
  With the exercise of stock
  purchase warrants                                            68,035           6,803         44,223                         51,026

Issuance of common stock in connection
  With the exercise of stock options                            1,667             167            458                            625
                                            ---------       ---------     -----------    -----------    -----------     -----------

   Balances  March 31, 1997                 4,000,000       2,030,948     $   203,097    $ 3,901,052    $(3,648,895)    $   455,254

Net income                                                                                                  577,817         577,817
Issuance of common stock in connection
  With the exercise of stock
  purchase warrants                                             2,734             273          3,828             --           4,101
Issuance of common stock in connection
  With the exercise of stock options                           61,053           6,106         16,790             --          22,896
                                            ---------       ---------     -----------    -----------    -----------     -----------

 Balances  March 31, 1998                   4,000,000       2,094,735     $   209,476    $ 3,921,670    $(3,071,078)    $ 1,060,068

 Net loss                                                                                                  (146,681)       (146,681)
Issuance of common stock in connection
  With the exercise of stock options                           15,222           1,522          4,184             --           5,706
                                            ---------       ---------     -----------    -----------    -----------     -----------

 Balances  March 31, 1999                   4,000,000       2,109,957     $   210,998    $ 3,925,854    $(3,217,759)    $   919,093
                                            =========       =========     ===========    ===========    ===========     ===========

The accompanying notes are an integral part of the financial statements.

TEL-INSTRUMENT ELECTRONICS CORP.

Statements Of Cash Flows
Increase (Decrease) In Cash
                                                                                       For the years ended March 31,
                                                                          ------------------------------------------------------
                                                                              1999          1998            1997
                                                                          ------------------------------------------------------
Cash flows from operating activities:
    Net income (loss)                                                     $(146,681)     $  577,817     $   781,284
    Adjustments to reconcile net income to cash
       provided by operating activities:
          Deferred income taxes                                             (97,585)        (58,719)       (340,200)
          Depreciation and amortization                                      41,907          34,894          18,222
          Provision for losses on accounts receivable                          (479)         (6,700)             --
          Provision for inventory obsolescence                               (6,000)             --           8,298
          Changes in assets and liabilities:
            (Increase)/decrease in accounts receivable                     (263,736)        (65,069)         56,757
            (Increase)/decrease in inventories                             (324,670)        (30,857)        (13,597)
            (Increase)/decrease in prepaid expenses and other assets        (16,521)        (17,073)          1,319
            (Decrease)/increase in accounts payable                         233,822         (20,731)         (4,445)
            (Decrease)/increase in advance payments and accrued
                     expenses                                               158,367        (291,008)        (16,722)
                                                                          ---------      ----------      ----------

            Net cash provided by (used in) operating
                     Activities                                            (421,576)        122,554         490,916
                                                                          ---------      ----------      ----------

Cash flows from investing activities:
   Additions to office and manufacturing equipment                          (67,044)        (68,723)        (21,889)
   Increase in cash surrender value of life insurance                       (31,460)        (24,183)        (26,359)
                                                                          ---------      ----------      ----------

            Net cash used in investing activities                           (98,504)        (92,906)        (48,248)
                                                                          ---------      ----------      ----------

Cash flows from financing activities:
   Proceeds from issuance of shares and warrants                                 --              --          87,500
   Proceeds from exercise of warrants and options                             5,706          26,997          25,843
   Proceeds from drawing on line of credit                                   50,000
   Repayment of line of credit                                              (50,000)
   Repayment of convertible subordinated note                                    --              --         (50,000)
   Repayment of capitalized lease obligations                                  (290)
                                                                          ---------      ----------      ----------

            Net cash provided by financing activities                         5,416          26,997          63,343
                                                                          ---------      ----------      ----------

Net increase (decrease) in cash                                            (514,664)         56,645         506,011

Cash - beginning of year                                                    585,281         528,636          22,625
                                                                          ---------      ----------      ----------

Cash - end of year                                                        $  70,617      $  585,281     $   528,636
                                                                          =========      ==========     ===========

Non-cash investing and financing activities:
   Conversion of accrued expenses to convertible subordinated note               --              --         250,000
                                                                          =========      ==========      ==========
    Conversion of accrued expenses for common stock in lieu of cash              --              --          72,348
                                                                          =========      ==========      ==========
Supplemental information:
   Interest paid                                                          $  21,700      $   77,666     $   219,481
   Capitalized lease obligations                                          $  26,443      $       --     $        --
                                                                          =========      ==========      ==========

    The accompanying notes are an integral part of the financial statements.

TEL-INSTRUMENT ELECTRONICS CORP.


Notes To Financial Statements

1.    Business, Organization, and Liquidity

        Business and Organization:

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

        Liquidity:

        The Company experienced a decline in sales and an operating loss of $244,266 for the year ended March 31, 1999 and used $421,576 of cash to fund operations. At March 31, 1999, the Company had a working capital balance of $507,582. The Company's operations are subject to a number of risks, including but not limited to changes in the general economy, demand for the Company's products, the success of our customers, research and development results and reliance on individual contracts. The Company's $350,000 line of credit was originally scheduled to expire in July 1999, however, the Company has received a 60-day extension to the agreement. If the Company's line of credit is not ultimately renewed, it may be required to seek alternative sources of financing. The Company's operating plan includes among other things, attempting to improve (i) operating cash flows through increased sales related to third party distributors and the anticipated execution of a large government contract and (ii) managing its research and development costs to its anticipated level of revenues. If required, the Company will exercise its rights to borrow against the cash surrender value of certain officer life insurance contracts. If the Company is unable to achieve its operating plan or is unable to obtain a renewal of its line of credit or alternative sources of financing it could have a material adverse effect on the Company's business, financial condition, or operations. The accompanying financial statements do not include any adjustments that could result there from.

2.      Summary of Significant Accounting Policies

        Revenue Recognition:

        Revenues are recognized at the time of shipment and provisions, when appropriate, are made where the right to return exists. Revenue under service contracts is accounted for as the services are performed. The percentage-of-completion method is used on long-term contracts.

TEL-INSTRUMENT ELECTRONICS CORP.

2.    Summary of Significant Accounting Policies (Continued)

        Cash and Cash Equivalents:

        For purposes of the statements of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents are carried at cost which approximates market value.

        Financial Instruments:

        The carrying amounts of cash and cash equivalents and other current assets and liabilities approximate fair value due to the short-term maturity of these investments. The Company does not determine an estimated fair value for its related party debt, since such debt does not have a readily determinable market.

        Concentrations of Credit Risk:

        Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable. The Company's customer base is primarily comprised of airlines, distributors, and the U.S. Government. As of March 31, 1999, the Company believes it has no concentration of credit risk with its accounts receivable.

        Inventories:

        Inventories are stated at the lower of cost or market. Cost is determined on a first-in, first-out basis. In accordance with industry practice, service parts inventory is included in current assets, although parts are carried for established requirements during the serviceable lives of the products and, therefore, not all are expected to be sold within one year.

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

TEL-INSTRUMENT ELECTRONICS CORP.

2.    Summary of Significant Accounting Policies (Continued)

        Income/(Loss) Per Common Share:

        The  Company's  basic  income  (loss)  per share is based on net  income
        (loss) for the relevant period, divided by the weighted average number of common shares outstanding during the period. Diluted income per share is based on net income for the relevant period, divided by the weighted average number of common shares outstanding during the period, including common share equivalents, such as outstanding stock options and warrants of 26,428 and 80,624, respectively, for fiscal years 1998 and 1997 using the treasury stock method. Common share equivalents, such as outstanding stock options and warrants, are not included in the calculation for the fiscal year 1999, since the effect would be antidilutive.

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

        Stock Option Plan:

        The Company accounts for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, under which compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On April 1, 1996, the Company adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Under SFAS 123 the Company provides pro forma net income and pro forma earnings per share disclosures for employee stock option grants made since fiscal year 1996 as if the fair-value-based method as defined in SFAS No. 123 has been applied.

        Long-Lived Assets To Be Disposed Of:

        In accordance with SFAS No. 121, the Company reviews long-lived assets for impairment whenever events or changes in business circumstances occur that indicate that the carrying amount of the assets may not be recoverable. The Company assesses the recoverability of long-lived assets held and to be used based on undiscounted cash

TEL-INSTRUMENT ELECTRONICS CORP.

2.    Summary of Significant Accounting Policies (Continued)

        Long-Lived Assets To Be Disposed Of (Continued):

        flows, and measures the impairment, if any, using discounted cash flows. The Company has not recorded any impairment in fiscal year 1999.

        Comprehensive Income

        On June 7, 1997 the FASB issued SFAS No.130 "Reporting Comprehensive Income". SFAS No. 130 establishes standards of reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general purpose financial statements. SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 is effective for the fiscal years beginning after December 15, 1997. The Company adopted SFAS No. 130 in fiscal year 1999 and this adoption had no effect on the Company's financial statements.

        Segments

        In  fiscal  year  1999,  the  Company  adopted  Statement  of  Financial
        Accounting  Standard 131 ("SFAS 131")  Disclosures  about Segments of an
        Enterprise and Related Information. SFAS 131, supersedes FAS 14, Financial Reporting for Segments of a Business Enterprise, replacing the "industry segment" approach with the "management" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. SFAS 131 also requires disclosure about products and services, geographical areas, and major customers. The adoption of SFAS 131 did not affect result of operations or financial position, but did affect the disclosure of segment information (see "Segment Information" note).

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

TEL-INSTRUMENT ELECTRONICS CORP.

2.    Summary of Significant Accounting Policies (Continued)

        Reclassification

        Certain prior years amounts have been reclassified to conform to the current year presentation.

TEL-INSTRUMENT ELECTRONICS CORP.

3.    Accounts Receivable

        The  following   tabulation   sets  forth  the  components  of  accounts
        receivable:

                                                               March 31,
                                                      --------------------------
                                                       1999              1998
                                                      ---------       ----------

        Government                                    $ 474,564       $  93,440
        Commercial                                      179,742         297,130
        Less: Allowance for doubtful accounts           (15,585)        (16,064)
                                                      ---------       ---------

                                                      $ 638,721       $ 374,506
                                                      =========       =========


4.    Inventories

        Inventories consist of:

                                                             March 31,
                                                    ----------------------------
                                                        1999             1998
                                                    -----------       ----------

        Purchased parts                             $ 402,804         $ 253,616
        Work-in-process                               340,516           165,034
        Less: Reserve for obsolescence                (29,620)          (35,620)
                                                    ---------         ---------

                                                    $ 713,700         $ 383,030
                                                    =========         =========

        Work-in-process inventory includes $199,620 and $27,152 for government contracts at March 31, 1999 and March 31, 1998, respectively.

5.    Office and Manufacturing Equipment

                                                              March 31,
                                                   -----------------------------
                                                       1999            1998
                                                   ------------      ----------

        Leasehold Improvements                      $    54,640      $   53,294
        Machinery and equipment                         578,762         533,457
        Sales equipment                                 100,357          79,964
        Capitalized leases                               26,443              --
        Less:   Accumulated depreciation               (629,301)       (587,394)
                                                   ------------      ----------

                                                    $   130,901      $   79,321
                                                    ===========      ==========

TEL-INSTRUMENT ELECTRONICS CORP.

6.    Accrued Expenses

        Accrued payroll, vacation pay and deferred wages consists of the following:

                                                              March 31,
                                                    ----------------------------
                                                       1999              1998
                                                    -----------       ----------

        Accrued profit sharing                      $   102,970       $  102,970
        Accrued vacation pay                             90,687           64,813
        Accrued salary, and payroll taxes                21,972           12,621
        Deferred salary and wages and interest            2,660           31,114
                                                    -----------       ----------

                                                    $   218,289       $  211,518
                                                    ===========       ==========

        Other accrued expenses of $167,992 and $189,212 at March 31, 1999 and 1998, respectively, consist primarily of interest, professional service costs for legal, accounting and consulting services, and of product related costs, such as warranty.

7.    Line of Credit

        The Company has an available line of credit of $350,000 with an interest rate of 1% above the lender's prevailing base rate. The facility was originally scheduled to expire in July 1999, however, the Company received a 60-day extension to the agreement. Principle is due July 1999 and interest is payable monthly. The line is collateralized by substantially all of the assets of the Company. As of March 31, 1999 no amounts are outstanding.

TEL-INSTRUMENT ELECTRONICS CORP.

8.    Capitalized Lease Obligations

        The Company has entered into lease commitments for equipment that meet the requirements for capitalization. The equipment has been capitalized and shown in office and manufacturing equipment in the accompanying balance sheets. The related obligations are also recorded in the accompanying balance sheets and are based upon the present value of the future minimum lease payments with interest rates of 14% to 15%. The net book value of equipment acquired under capitalized lease obligations was $24,974 and $0, respectively, at March 31, 1999 and 1998.

        Commitments under these leases for the three years subsequent to March 31, 1999 are as follows:


                                                      2000          $  13,180
                                                      2001             10,896
                                                      2002              8,162
                                                                    ---------

        Total minimum lease payments                                   32,238
        Less amounts representing interest                              6,085
                                                                    ---------
        Present value of net minimum lease payments                    26,153
        Less current portion                                            9,667
                                                                    ---------
        Long-term obligation as of 3-31-99                             16,486

TEL-INSTRUMENT ELECTRONICS CORP.

9.    Income Taxes

        The benefit for income taxes is comprised of the following:

                                           March 31,     March 31,    March 31,
                                             1999          1998          1997
                                           ---------    ----------    ----------
        Current:
              Federal                      $      --    $      --     $      --

              State and Local                     --           --            --
                                           ---------    ---------     ---------

              Total Current Benefit        $      --    $      --    $       --
                                           =========    =========    ==========

        Deferred:
              Federal                      $ (99,585)   $  (8,842)    $(299,000)

              State and Local                  2,000      (49,877)      (41,200)
                                           ---------    ---------     ---------

              Total Deferred Benefit       $ (97,585)   $ (58,719)    $(340,200)
                                           =========    =========     =========

        The components of the Company's deferred taxes at March 31, 1999 and 1998 are as follows:

                                                        March 31,      March 31,
                                                          1999           1998
                                                       ----------     ----------

        Net operating loss carryforwards and credits   $1,275,000     $1,085,000
        Asset reserves                                     18,000         21,000
        Deferred wages and accrued interest               142,000        153,000
        Provision for estimated expenses                  107,000         69,000
                                                       ----------     ----------

        Deferred tax asset                              1,542,000      1,328,000

        Less, valuation allowance                       1,045,496        929,081
                                                       ----------     ----------

        Deferred tax asset                             $  496,504     $  398,919
                                                       ==========     ==========

        As of March 31, 1999, the Company has Federal tax net operating loss carryforwards of approximately $3,323,000, which begin to expire in 2002. During 1999, the Company, in

TEL-INSTRUMENT ELECTRONICS CORP.

9.    Income Taxes (Continued)

        accordance with SFAS 109, increased the valuation allowance to recognize in the financial statements a deferred tax asset of $496,504 at March 31, 1999. The recognized deferred tax asset is based upon the expected partial utilization of its net operating loss carryforwards and of the deferred tax assets as the Company believes it is more likely than not that it will realize a portion of its net operating losses before they expire. The foregoing amounts are management's estimates and the actual results could differ from those estimates. Future profitability in this competitive industry depends on continually obtaining and fulfilling new profitable contracts and modifying products. The inability to obtain new profitable contracts or the failure of the Company's engineering development efforts could reduce estimates of future profitability, which could effect the Company's ability to realize the deferred tax asset on the balance sheet or its loss carryforwards.

        A reconciliation of the income tax expense at the statutory Federal tax rate of 34% to the income tax expense recognized in the financial statements is as follows:

                                                                          1999         1998           1997
                                                                         -------     ---------    ----------
Income tax expense - statutory rate                                    $ (83,050)    $ 176,500    $  150,000
Income  tax  expenses  - state  and  local,  net of  federal benefit       1,320       (32,919)       27,200
Change in valuation allowance                                            116,415      (183,731)     (542,600)
Federal income tax credit                                               (128,000)           --            --
Other                                                                     (4,270)      (18,569)       25,200
                                                                       ---------     ---------    ----------

Income tax benefit recognized in financial statements                  $ (97,585)    $ (58,719)   $ (340,200)
                                                                       =========     =========    ==========



10.   Related Party Transactions

        On March 31, 1997, the Company's Chairman/President renegotiated the terms of the non-current note payable-related party. This note, along with $250,000 of other accrued expenses due to the Company's Chairman/President, were converted into seven $50,000 convertible subordinated notes (the "Notes") totaling $350,000. The Notes become due in consecutive years beginning March 31, 1999 with the last note due March 31, 2005. In April 1999 the maturity date of the Note due March 31, 1999 was extended to September 30, 1999. The Notes bear interest at a rate of 10% per annum, payable semi-annually on the last day of September and March of each year. The Company is required to prepay the outstanding balance of the Notes and any accrued interest thereon, if the Company sells all or substantially all of its assets. The Notes can be converted into newly issued common shares of the Company at the conversion price of $2.50 per share. The conversion prices shall be adjusted for any stock dividends, stock issuances or capital reorganizations. The Notes may be redeemed by the Company prior to maturity upon giving written notice of not less than 30 days or more than 60 days at a redemption price equal to 120% of the principal if redeemed two years or more prior to the maturity date

TEL-INSTRUMENT ELECTRONICS CORP.

10.   Related Party Transactions (Continued)

        or 110% of the principal if redeemed more than one year, but less than two years prior to the maturity date.

        Accrued payroll, vacation pay and deferred wages and related interest includes, $27,862 and $21,591 at March 31, 1999 and 1998, respectively, which is due to officers of the Company.

        Accrued expenses-related parties includes interest and professional fees of approximately $43,000 and $41,000 due to a non-employee officer/stockholder of the Company at March 31, 1999 and 1998, respectively. Accrued expenses - related parties includes professional fees of approximately $7,000 to a director/stockholder of the Company at March 31, 1999. In addition, accrued expense - related parties included $35,000 and $6,000 respectively at March 31, 1999 and 1998 for interest and other expenses due to the Company's Chairman/President. Tel has obtained professional services from the officer/stockholder with the related fees amounting to approximately $46,164, $35,600 and $35,600 which are included in selling, general and administrative expenses for the years ended March 31, 1999, 1998 and 1997, respectively. Additionally, Tel obtained professional services from the director/stockholder in the amount of $76,500 for fiscal year 1999.

        The Company's $30,000 convertible subordinated note-related party matured on March 31, 1997. The Company renegotiated such note and satisfied $15,000 of this obligation and extended the maturity date of the remaining $15,000 until March 31, 1999. In April 1999, the maturity date of the note was extended to September 30, 1999. This note accrues interest semi-annually at a rate of 7%. The subordinate note is for past professional fees and services converted into a note payable due to an officer/stockholder of the Company. The notes are convertible to common stock at the option of the holder at $1.50 per share, at any time prior to maturity.

11.   Leases

        The Company rents its office space and manufacturing facility under a lease agreement expiring in August, 2008. Under terms of the lease, the Company pays all real estate taxes and utility costs for the premises.

        In addition, the Company has an agreement to lease equipment for use in the operations of the business under operating leases.

        The following is a schedule of future minimum rental payments for operating leases for the five years subsequent to the year ended March 31, 1999.

                                2000                           $       82,225
                                2001                                   76,119
                                2002                                   73,575
                                2003                                   72,985
                                2004 and thereafter                   425,195

TEL-INSTRUMENT ELECTRONICS CORP.

11.   Leases (Continued)

        Total rent expense, including real estate taxes, was approximately $83,000, $80,000, and $80,000 for the years ended March 31, 1999, 1998 and 1997, respectively.

12.   Significant Customer Concentrations

        One domestic commercial customer accounted for 11% of total commercial sales in fiscal year 1999. One domestic distributor accounted for 13% and 15% of commercial sales for the years ended March 31, 1999 and 1998, respectively. No distributor or end user customer accounted for more than 10% of commercial sales for the year ended March 31, 1997. Foreign commercial sales were 19%, 21% and 14% of total commercial sales for the years ended March 31, 1999, 1998 and 1997, respectively. Sales to Muirhead Avionics accounted for 10% of total sales. Government sales to the USAF were 34% and 46% of total government sales, respectively, for the years ended March 31, 1998 and 1997. As of March 31, 1999 two individual account balances represent 32% and 11 % of the Company's accounts receivable.

13.   Stock Option Plan

        The Company has a stock option plan that provides for the granting of options to employees and directors. Activity during 1999, 1998, and 1997 is summarized below (in number of options):

                                           1999            1998          1997
                                         --------         ------        --------

Held at beginning of year                  32,166         93,219        107,886
Granted                                    29,500             --          6,933
Exercised                                 (15,222)       (61,053)        (1,667)
Canceled or expired                        (1,100)            --        (19,933)
                                         --------         ------        -------

Held at end of year                        45,344         32,166         93,219
                                         ========         ======        =======

TEL-INSTRUMENT ELECTRONICS CORP.

13.   Stock Option Plan (Continued)

        As of March 31, 1999, the Company had the following options outstanding:

                                                    Weighted
                                                     Average
               Number of                            Remaining          Options
                Options           Exercise        Contract life      Exercisable
              Outstanding           Price            (years)         At 3-31-99
              -----------         --------        -------------      -----------
                12,500             $2.375              4.2                 0
                15,000             $2.060              4.3                 0
                 2,000             $1.375              4.0                 0
                 8,911             $0.375              1.1             8,911
                 6,933             $0.720              2.1             6,933
              -----------                                            -----------
                45,344                                                15,844

        For the years ended March 31,  1999,  1998 and 1997  15,844,  16,323 and
        59,130 of options are outstanding, vested, and exercisable.

        The per share weighted-average fair value of stock options granted during 1999 was $1.90 on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: expected dividend yield of 0.0%, risk-free interest rate of 5%, volatility factor of 135%, and an expected life of 5 years. No stock options were granted in 1998. The Company applies Accounting Principles Board Opinion No. 25 in accounting for its stock options and, accordingly, no compensation expense has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair market value at the grant date for its stock options under SFAS No. 123, the Company's net income would not have been materially affected. The pro forma amounts are indicated below:

                                                        1999           1998
                                                    -----------     ----------

        Net income (loss)- as reported              $  (146,681)    $  577,817
        Net income (loss)- pro forma                   (160,135)       571,840

        Basic earnings (loss) per share - as
          reported                                  $     (0.07)          0.28
        Basic earnings (loss) per share -
          pro forma                                       (0.08)          0.28

        Diluted earnings (loss) per share -
          as reported                               $     (0.07)          0.28
        Diluted earnings (loss) per share -
          pro forma                                       (0.08)          0.28

        In June 1998, the Board of Directors of the Company adopted a new 1998 Stock Option Plan ("the Plan") which reserves for issuance up to 250,000 shares of its Common Stock. The Plan, which has a term of ten years from the date of adoption is administered by the Board of Directors or by a committee appointed by the Board of Directors. The

TEL-INSTRUMENT ELECTRONICS CORP.

13.   Stock Option Plan (Continued)

        selection of participants, allotment of shares, and other conditions related to the purchase of options is determined by the Board of Directors. Options granted under the Plan are exercisable up to a period of 5 years from the date of grant at an exercisable price which is not less than the fair market value of the common stock at the date of grant, except to a shareholder owning 10% or more of the outstanding common stock of the Company, at which the exercise price may not be less than 110% of the fair value of the common stock at the date of grant.

14.   Segment Information

        In 1999, the Company adopted SFAS 131. The prior years segment information has been restated to present the Company's two reportable segments, government and commercial.

        The Company evaluates the performance of its segments and allocates resources to them based on gross margin. There are no intersegment revenues.

        The Company is organized primarily on the basis of its avionics products. The government segment consists primarily of the sale of test equipment to the U.S. and foreign governments and militaries either direct or through distributors. The commercial segment consists of sales of test equipment to domestic and foreign airlines and to commercial distributors. Segment assets include accounts receivable and work-in-process inventory. Asset information, other that accounts receivable and work-in-process inventory, is not reported, since the Company does not produce such information internally. All long-lived assets are located in the U.S.

TEL-INSTRUMENT ELECTRONICS CORP.

14.   Segment Information (Continued)

        The table below presents information about reportable segments for the years ending March 31:

1999                                   Government     Commercial     Reconciling      Total
                                                                       Items
----------------------------------------------------------------------------------------------
Revenues                               $ 1,730,776    $ 1,753,723    $        --   $ 3,484,499
Cost of Sales                              838,734        721,258             --     1,559,992

Gross Margin                           $   892,042    $ 1,032,465                  $ 1,924,507

Engineering, research, and                                             1,204,007     1,204,077
 Development
Selling, general, and administrative                                     920,547       920,547

Interest, net                                                            (44,419)      (44,149)

Loss before income taxes                                                           $  (244,266)

Segment Assets                         $   728,497    $   250,740    $ 1,239,271   $ 2,218,508



1998                                   Government     Commercial     Reconciling       Total
                                                                       Items

----------------------------------------------------------------------------------------------
Revenues                               $ 2,469,670    $ 1,489,563    $        --   $ 3,959,242
Cost of Sales                              893,249        666,293             --     1,559,542

Gross Margin                           $ 1,576,421    $   823,279                  $ 2,399,700

Engineering, research, and                                               902,250       902,250
 Development
Selling, general, and administrative                                     909,505       909,505

Interest, net                                                            (68,847)      (68,847)

Income before income taxes                                                         $   519,098

Segment Assets                         $   143,987    $   395,552    $ 1,401,602   $ 1,941,141

TEL-INSTRUMENT ELECTRONICS CORP.

12.   Segment Information (Continued)

1997                                              Government    Commercial    Reconciling      Total
                                                                                Items
--------------------------------------------------------------------------------------------------------
Revenues                                          $ 2,024,895   $ 1,140,779   $        --    $ 3,165,674
Cost of Sales                                         812,229       513,430            --      1,325,659

Gross Margin                                      $ 1,212,666   $   627,349                  $ 1,840,015

Engineering, research, and                                                        486,884        486,884
 Development
Selling, general, and administrative                                              854,093        854,093

Interest, net                                                                     (57,954)       (57,954)

(Loss) before income taxes                                                                   $   441,084

Segment Assets                                    $   252,411   $   257,076   $ 1,138,579    $ 1,648,066

        The Company primarily develops and designs test equipment for the avionics industry and as such, the Company's products and designs cross segments. The Company's general and administrative costs and marketing strategies are not segment specific. As a result, selling, general, and administrative expenses are not managed on a segment basis. Interest, net includes expenses on debt and income earned on cash balances both maintained at the corporate level.

        Foreign sales are based on the country in which the customer is located. Foreign sales were approximately $833,000, $1,150,000 and $256,000 for the years ended March 31, 1999, 1998, and 1997, respectively. All other sales were to customers located in the U.S.

        For the fiscal year ended March 31, 1999, one customer represented over 10% of total sales which included commercial sales of approximately
        $77,000 and government sales of $288,000. This customer did not represent over 10% of sales for either fiscal year 1998 or 1997.

        A second customer represented over 10% of sales (all included in the government segment) for the fiscal year ended March 31, 1998. This customer did not represent over 10% of sales for fiscal years 1999 or 1997.

        Sales to the U.S. Government were approximately $669,000, $1,213,000, and $1,308,000 for the years ended March 31, 1999, 1998, and 1997, respectively.

TEL-INSTRUMENT ELECTRONICS CORP.

Schedule II - Valuation and Qualifying Accounts

                                              Balance         Charged to    Charged to    Deductions        Balance at
                                              at              Costs and     Other                           End of Year
                                              Beginning       Expenses      Accounts
Description                                   of Period
------------------------------------------------------------------------------------------------------------------------------------
Year ended March 31, 1997:
    Allowance for doubtful
       Accounts                               $   66,090                                  $       569(2)    $    65,521
                                              ==========                                  ===========       ===========

    Allowance for obsolete
       inventory                              $   60,121      $ 8,298                                       $    68,419
                                              ==========      =======                                       ===========

Year ended March 31, 1998:
    Allowance for doubtful
       accounts                               $   65,521      $(6,700)                     $   42,757(2)         16,064
                                              ==========      =======                      ==========       ===========

    Allowance for obsolete
    inventory                                 $   68,419                                  $    32,799(1)    $    35,620
                                              ==========                                  ===========       ===========

Year ended March 31, 1999:
    Allowance for doubtful
       accounts                               $   16,064                                  $       479(2)         15,585
                                               =========                                  ===========       ===========

    Allowance for obsolete
    inventory                                 $   35,620      $(6,000)                                      $    29,620
                                               ==========     =======                                       ===========

        (1) Amounts represent disposals of obsolete inventory.

        (2) Amount represents write off of accounts receivable.

TEL-INSTRUMENT ELECTRONICS CORP.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        No disagreements arose between the Registrant and its independent auditors' regarding accounting and financial matters during the twelve months preceding March 31, 1999.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

                        DIRECTORS AND EXECUTIVE OFFICERS

                                                                      Year First
                                                                       Elected a
Name (age)                Position                                      Director
----------                --------                                      --------

Harold K. Fletcher (1)    Chairman of the Board,                           1982
  (74)                    President and Chief
                          Executive Officer
                          since 1982.

George J. Leon            Director; Investment                             1986
  (55)                    Manager and beneficiary of
                          the George Leon Family Trust
                          (investments) since 1986.

Robert J. Melnick         Director; Marketing and Management               1998
 (64)                     consultant for the Company
                          since 1991.

Jeff O'Hara (1)           Director; Chief Financial Officer of             1998
  (41)                    Alarm Security Group; Financial
                          Consultant from 1996 to 1998. Chief
                          Financial Officer of Keywell Corporation.

Robert H. Walker          Director; Retired; Executive Vice                1984
  (63)                    President, Robotic Vision
                          Systems, Inc. (design and
                          manufacture of robotic
                          vision systems),
                          1983-1997.

(1) Mr. O'Hara is the son-in-law of Mr. Fletcher

TEL-INSTRUMENT ELECTRONICS CORP.

        Officers

        Donald S. Bab        Secretary and General Counsel since 1982.

        Richard J. Wixson    Vice President and Director of Manufacturing,
                             employed by Tel in his present capacity since 1987.

Item 11. Executive Compensation

        The following table and accompanying notes set forth information concerning compensation for the fiscal years ended March 31, 1999, 1998, and 1997.


        Name and Principal                              Stock         Other
          Position               Year     Salary       Options     Compensation

        Harold K. Fletcher       1999     $100,000                        --
        Chairman of Board        1998      100,000                   $20,000(1)
        President and Chief      1997      100,000                        --
        Executive Officer

        (1) Represents bonus based on the Company's profitability.

TEL-INSTRUMENT ELECTRONICS CORP.

Item 12. Security Ownership of Certain Beneficial Owners and Management

        The following tables set forth, as of March 31, 1997, the number and percentage of the outstanding shares of common stock, beneficially owned by each director and by each beneficial owner of 5% or more of such shares, and by all officers and directors as a group.

                                          Number of Shares          Percentage
        Name and Address                  Beneficially Owned        of Class (1)
        ----------------                  ------------------        ------------

        Harold K. Fletcher, Director           496,102(2)             23.5%
        728 Garden Street
        Carlstadt, New Jersey  07072

        George J. Leon, Director               306,317(3)             14.5%
        116 Glenview
        Toronto, Ontario
        Canada M4R1P8

        Robert J. Melnick                       21,150(4)              1.0%
        57 Huntington Road
        Basking Ridge, New Jersey  07920

        Jeff O'Hara                             105,500                 5.0%
        Alarm Security Group
        4343 Commerce Court, Suite 600
        Lisle, Illionois  60532

        Robert H. Walker, Director              24,443(5)               1.2%
        425 Robro Drive East
        Hauppague, New York  11788

        Donald S. Bab, Secretary                65,634(6)               3.1%
        330 Madison Avenue
        New York, New York 10017

        All Officers and Directors           1,066,519(7)              50.1%
        as a Group (6 persons)

(1) The class includes 2,109,957 shares outstanding. The common stock deemed to be owned which is not outstanding but subject to currently exercisable options is deemed to be outstanding for determining the percentage of all outstanding stock owned.

(2) Includes 24,681 shares owned by Mr. Fletcher's wife, 4,254 shares owned by his son, 261,295 owned by a family partnership in which Mr. Fletcher is a partner.

TEL-INSTRUMENT ELECTRONICS CORP.

Item 12. Security Ownership of Certain Beneficial Owners and Management (Continued)

                Mr. Fletcher disclaims beneficial ownership of the shares owned by his wife and son and by the partnership.

        (3) Includes 300,267 shares owned by the George Leon Family Trust, of which Mr. Leon is a beneficiary, and 6,050 shares subject to currently exercisable stock option. Mr. Leon disclaims beneficial ownership of the shares owned by the trust.

        (4) Includes 1,250 shares subject to currently exercisable stock options

        (5) Includes 5,983 shares subject to currently exercisable stock options.

        (6) Mr. Bab has a convertible debenture in the amount of $15,000 that is convertible into common stock at $1.50 per share.

        (7) Includes 16,483 shares subject to currently exercisable options held by all executive offices and directors of the Company (including those individually named above).

Item 13. Certain Relationships and Related Transactions

        The disclosures required by this item are contained in Note 10 to the financial statements included on pages 28-29 of this document.

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 10-K

          a.) The following documents are filed as a part of this report:

                                                                           Pages
              (1)   Financial Statements:

                      Report of Independent Accountants                     17

                      Balance Sheets - March 31, 1999 and 1998              18

                      Statements of Operations - Years Ended
                      March 31, 1999, 1998 and 1997                         19

                      Statements of Changes in Stockholders'
                      Equity/(Deficiency) - Years Ended March 31, 1999,
                      1998 and 1997                                         20

                      Statements of Cash Flows - Years Ended
                      March 31, 1999, 1998 and 1997                         21

TEL-INSTRUMENT  ELECTRONICS  CORP.

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 10-K (Continued)

                                                                           Pages
                                                                           -----
        Notes to Financial Statements                                      22-37

              (2)   Financial Statement Schedule
                      II - Valuation and Qualifying Accounts                  38

              (3)   Lease  dated  December  7, 1998,  by and between
                      Registrant and 210 Garabaldi Avenue Corp.

        b.) No reports on Form 8-K were filed during the fourth quarter of 1999.

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

                  *     (3.2)   Tel-Instrument  Electronics  Corp.'s By-Laws, as
                                amended.

                  *     (3.3)   Tel-Instrument   Electronics   Corp.'s  Restated
                                Certificate of  Incorporation  dated November 8,
                                1996.

                  *     (4.1)   Specimen of Tel-Instrument  Electronics  Corp.'s
                                Common Stock Certificate.

                  *     (4.2)   Specimen of Tel-Instrument  Electronics  Corp.'s
                                Convertible Preferred Stock Certificate.

                        (10.1) 7%, $30,000 Convertible Subordinated Note dated March 31, 1992 between Registrant and Donald S. Bab.

                        (10.2) Distributor Agreement with Muirhead Avionics & Accessories Ltd.

                        (10.3)  Naval  Air  Warfare  Center  Aircraft   Division
                                Contract No. N68335-97-D-0060

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

                                   Signatures
                                   ----------

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        TEL-INSTRUMENT ELECTRONICS CORP.
                        --------------------------------

                                  (Registrant)

        Dated:  July 8, 1999                        By:  /s/ Harold K. Fletcher
                                                         ----------------------
                                                          President and Director
                                                          (Principal Executive
                                                          Officer)

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

Signature                                     Title                          Date
---------                                     -----                          ----

/s/  Harold K. Fletcher                     Director                         July 8, 1999
-----------------------
     Harold K. Fletcher

/s/  Joseph P. Macaluso           Principal Accounting Officer               July 8, 1999
-----------------------
     Joseph P. Macaluso

/s/  George J. Leon                         Director                         July 8, 1999
-------------------
     George J. Leon

/s/ Robert Melnick                          Director                         July 8, 1999
------------------
    Robert Melnick

/s/ Jeff O'Hara                             Director                         July 8, 1999
---------------
    Jeff O'Hara

/s/  Robert H. Walker                       Director                         July 8, 1999
---------------------
     Robert H. Walker

        Supplemental  Information to be Furnished with Reports Filed Pursuant to
        Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

        No annual report to security holders covering the fiscal year ended March 31, 1999, except in the form set forth in this Form 10-K, has been prepared. No proxy statement, form of proxy, or other proxy soliciting material has been sent to shareholders with respect to any annual or other meeting of shareholders. No annual report or proxy material is contemplated.

This Lease Agreement, made the 7th day of December 1998,

  Between

210 Garibaldi Avenue Group

residing or located at 90 Anderson Street in the City of Hackensack in the County of Bergen and State of New Jersey, herein designated as the Landlord,

  And

Tel-Instrument Electronics Corp.

residing or located at 728 Garden Street in the Borough of Carlstadt in the County of Bergen and State of New Jersey, herein designated as the Tenant;
  Witnesseth that, the Landlord does hereby lease to the Tenant and the Tenant does hereby rent from the Landlord, the following described premises: 11,164 square feet in the building known as 728 Garden Street, Carlstadt, New Jersey for a term of ten (10) years
commencing on August 15, 1998, and ending on August 14, 2008, to be used and occupied only and for no other purpose than warehouse and office purposes, distribution, assembly and packaging operations and any other allied use permitted by law.

  Upon the following Conditions and Covenants:

    1st: The Tenant covenants and agrees to pay to the Landlord, as rent for and during the term hereof, the sum of $ (See Schedule on Rider Attached) in the following manner:

    2nd: The Tenant has examined the premises and has entered into this lease without any representation on the part of the Landlord as to the condition thereof. The Tenant shall take good care of the premises and shall at the Tenant's own cost and expense, make all repairs, including painting and decorating, and shall maintain the premises in good condition and state of repair, and at the end or other expiration of the term hereof, shall deliver up the rented premises in good order and condition, wear and tear from a reasonable use thereof, and damage by the elements not resulting from the neglect or fault of the Tenant, excepted. The Tenant shall neither encumber nor obstruct the sidewalks, driveways, yards, entrances, hallways and stairs, but shall keep and maintain the same in a clean condition, free from debris, trash, refuse, snow and ice.

    3rd: In case of the destruction of or any damage to the glass in the leased premises, or the destruction of or damage of any kind whatsoever to the said premises, caused by the carelessness, negligence or improper conduct on the part of the Tenant or the Tenant's agents, employees, guests, licensees, invitees, subtenants, assignees or successors, the Tenant shall repair the said damage or replace or restore any destroyed parts of the premises, as speeedily as possible, at the Tenant's own cost and expense.

    4th: No alterations, additions or improvements, except what is there now, be made, and no climate regulating, air conditioning cooling, heating or sprinkler systems, television or radio antennas, heavy equipment, apparatus and fixtures, shall be installed in or attached to the leased premises, without the written consent of the Landlord. Unless otherwise provided herein, all such alterations, additions or improvements and systems, when made, installed in or attached to the said premises, shall belong to and become the property of the Landlord and shall be surrendered with the premises and as part thereof upon the expiration or sooner termination of this lease, without hindrance, molestation or injury.

    5th: The Tenant shall not place nor allow to be placed any signs of any kind whatsoever, upon, in or about the said premises or any part thereof, except of a design and structure and in or at such places as may be indicated and consented to by the Landlord in writing. In case the Landlord or the Landlord's agents, employees or representatives shall deem it necessary to remove any such signs in order to paint or make any repairs, alterations or improvements in or upon said premises or any part thereof, they may be so removed, but shall be replaced at the Landlord's expense when the said repairs, alterations or improvements shall have been completed. Any signs permitted by the Landlord shall at all times conform with all municipal ordinances or other laws and regulations applicable thereto.

    6th: The Tenant shall pay when due all the rents or charges for water or other utilities used by the Tenant, which are or may be assessed or imposed upon the leased premises or which are or may be charged to the Landlord by the suppliers thereof during the term hereof, and if not paid, such rents or charges shall be added to and become payable as additional rent with the installment of rent next due or within 30 days of demand therefor, whichever occurs sooner.

    7th:  The Tenant shall  promptly  comply with all laws,  ordinances,  rules, regulations, requirements and directives of the Federal, State and Municipal Governments or Public Authorities and of all their departments, bureaus and subdivisions, applicable to and affecting the said premises, their use and occupancy, for the correction, prevention and abatement of nuisances, violations or other grievances in, upon or connected with the said premises, during the term hereof; and shall promptly comply with all orders, regulations, requirements and directives of the Board of Fire Underwriters or similar authority and of any insurance companies which have issued or are about to issue policies of insurance covering the said premises and its contents, for the prevention of fire or other casualty, damage or injury, at the Tenant's own cost and expense.

    8th: The Tenant, at Tenant's own cost and expense, shall obtain or provide and keep in full force for the benefit of the Landlord, during the term hereof, general public liability insurance, insuring the Landlord against any and all liability or claims of liability arising out of, occasioned by or resulting from any accident or otherwise in or about the leased premises, for injuries to any person or persons, for limits of not less than $1,000,000.00 or injuries to one person and $1,000,000.00 for injuries to more than one person, in any one accident or occurence, and for loss or damage to the property of any person or persons, for not less than $250,000.00. The policy or policies of insurance shall be of a company or companies authorized to do business in this State and shall be delivered to the Landlord, together with evidence of the payment of the premiums therefor, not less than fifteen days prior to the commencement of the term hereof or of the date when the Tenant shall enter into possession, whichever occurs sooner. At least fifteen days prior to the expiration or termination date of any policy, the Tenant shall deliver a renewal or replacement policy with proof of the payment of the premium therefor. The Tenant also agrees to and shall save, hold and keep harmless and indemnify the Landlord from and for any and all payments, expenses, costs, attorney fees and from and for any and all claims and liability for losses or damage to property or injuries to persons occasioned wholly or in part by or resulting from any acts or omissions by the Tenant or the Tenant's agents, employees, guests, licensees, invites, subtenants, assignees or successors, or for any cause.

    9th: The Tenant shall not, without the written consent of the Landlord, assign, mortgage or hypothecate this lease nor sublet or sublease the premises or any part thereof.

    10th: The Tenant shall not occupy or use the leased premises or any part thereof, nor permit or suffer the same to be occupied or used for any purposes other than as herein limited, nor for any purpose deemed unlawful, disreputable, or extra hazardous, on account of fire or other casualty.

    11th: This lease shall not be a lien against the said premises in respect to any mortgages that may hereafter be placed upon said premises. The recording of such mortgage or mortgages shall have preference and precedence and be superior and prior in lien to this lease, irrespective of the date of recording and the Tenant agrees to execute any instruments, without cost, which may be deemed necessary or desirable, to further effect the subordination of this lease to any such mortgage or mortgages. A refusal by the Tenant to execute such instruments shall entitle the Landlord to the option of cancelling this lease, and the term hereof is hereby expressly limited accordingly.

    12th: If the land and premises lease herein, or of which the leased premises are a part, or any portion thereof, shall be taken under eminent domain or condemnation proceedings, or if suit or other action shall be instituted for the taking or condemnation thereof, or if in lieu of any formal condemnation proceedings or actions, the Landlord shall grant an option to purchase and or shall sell and convey the said premises or any portion thereof, to the governmental or other public authority, agency, body or public utility, seeking to take said land and premises or any portion thereof, then this lease, at the option of the Landlord, shall terminate, and the term hereof shall end as of such date as the Landlord shall fix by notice in writing; and the Tenant shall have no claim or right to claim or be entitled to any portion of any amount which may be awarded as damages or paid as the result of such condemnation proceedings or paid as the purchase price for such option, sale or conveyance in lieu of formal condemnation proceedings; and all rights of the Tenant to damages, if any, are hereby assigned to the Landlord. The Tenant agrees to execute and deliver any instruments, at the expense of the Landlord, as may be deemed necessary or required to expedite any condemnation proceedings or to effectuate a proper transfer of title to such governmental or other public authority, agency, body or public utility seeking to take or acquire the said lands and premises or any portion thereof. The Tenant covenants and agrees to vacate the said premises, remove all the Tenant's personal property therefrom and deliver up peaceable possession thereof to the Landlord or to such other party designated by the Landlord in the aforementioned notice. Failure by the Tenant to comply with any provisions in this clause shall subject the Tenant to such costs, expenses, damages and losses as the Landlord may incur by reason of the Tenant's breach hereof.

    13th: In case of fire or other casualty, the Tenant shall give immediate notice to the Landlord. If the premises shall be partially damaged by fire, the elements or other casualty, the Landlord shall repair the same as speedily as practicable, but the Tenant's obligation to pay the rent hereunder shall not cease. If, in the opinion of the Landlord, the premises be so extensively and substantially damaged as to render them untenantable, then the rent shall cease until such time as the premises shall be made tentable by the Landlord. However, if, in the opinion of the Landlord, the premises be totally destroyed or so extensively and substantially damaged as to require practically a rebuilding thereof, then the rent shall be paid up to the time of such destruction and then and from thenceforth this lease shall come to an end. In no event however, shall the provisions of this clause become effective or be applicable, if the fire or other casualty and damage shall be the result of the carelessness, negligence or improper conduct of the Tenant or the Tenant's agents, employees, guests, licensees, invitees, subtenants, assignees or successors. In such case, the Tenant's liability for the payment of the rent and the performance of all the covenants, conditions and terms hereof on the Tenant's part to be performed shall continue and the Tenant shall be liable to the Landlord for the damage and loss suffered by the Landlord. If the Tenant shall have been insured against any of the risks herein covered, then the proceeds of such insurance shall be paid over to the Landlord to the extent of the Landlord's costs and expenses to make the repairs hereunder, and such insurance carriers shall have no recourse against the Landlord for reimbursement.

    14th: If the Tenant shall fail or refuse to comply with and perform any conditions and covenants of the within lease, the Landlord may, if the Landlord so elects, carry out and perform such conditions and covenants, at the cost and expense of the Tenant, and the said cost and expense shall be payable on demand, or at the option of the Landlord shall be added to the installment of rent due immediately thereafter but in no case later than one month after such demand, whichever occurs sooner, and shall be due and payable as such. This remedy shall be in addition to such other remedies as the Landlord may have hereunder by reason of the breach by the Tenant of any of the covenants and conditions in this lease contained.

    15th: The Tenant agrees that the Landlord and the Landlord's agents, employees or other representatives, shall have the right to enter into and upon the said premises or any part thereof, at all reasonable hours, for the purpose of examining the same or making such repairs or alterations therein as may be necessary for the safety and preservation thereof. This clause shall not be deemed to be a covenant by the Landlord nor be construed to create an obligation on the part of the Landlord to make such inspection or repairs.

    16th: The Tenant agrees to permit the Landlord and the Landlord's agents, employees or other representatives to show the premises to persons wishing to rent or purchase the same, and Tenant agrees that on and after __________ next preceding the expiration of the term hereof, the Landlord or the Landlord's agents, employees or other representatives shall have the right to place notices on the front of said premises or any part thereof, offering the premises for rent or for sale; and the Tenant hereby agrees to permit the same to remain thereon without hindrance or molestation.

    17th: If for any reason it shall be impossible to obtain fire and other hazard insurance on the buildings and improvements on the leased premises, in an amount and in the form and in insurance companies acceptable to the Landlord, the Landlord may, if the Landlord so elects at any time thereafter, terminate this lease and the term hereof, upon giving to the Tenant fifteen days notice in writing of the Landlord's intention so to do, and upon the giving of such notice, this lease and the term thereof shall terminate. If by reason of the use to which the premises are put by the Tenant or character of or the manner in which the Tenant's business is carried on, the insurance rates for fire and other hazards shall be increased, the Tenant shall upon demand, pay to the Landlord, as rent, the amounts by which the premiums for such insurance are increased. Such payment shall be paid with the next installment of rent but in no case later than one month after such demand, whichever occurs sooner.

    18th: Any equipment, fixtures, goods or other property of the Tenant, not removed by the Tenant upon the termination of this lease, or upon any quitting, vacating or abandonment of the premises by the Tenant, or upon the Tenant's eviction, shall be considered as abandoned and the Landlord shall have the right, without any notice to the Tenant, to sell or otherwise dispose of the same, at the expense of the Tenant, and shall not be accountable to the Tenant for any part of the proceeds of such sale, if any.

    19th: If there should occur any default on the part of the Tenant in the performance of any conditions and covenants herein contained, or if during the term hereof the premises or any part thereof shall be or become abandoned or deserted, vacated or vacant, or should the Tenant be evicted by summary proceedings or otherwise, the Landlord, in addition to any other remedies herein contained or as may be permitted by law, may either by force or otherwise, without being liable for prosecution therefor, or for damages, re-enter the said premises and the same have and again possess and enjoy; and as agent for the Tenant or otherwise, re-let the premises and receive the rents therefor and apply the same, first to the payment of such expenses, reasonable attorney fees and costs, as the Lendlord may have been put to in re-entering and repossessing the same and in making such repairs and alterations as may be necessary; and second to the payment of the rents due hereunder. The Tenant shall remain liable for such rents as may be in arrears and also the rents as may accrue subsequent to the re-entry by the Landlord, to the extent of the difference between the rents reserved hereunder and the rents, if any, received by the Landlord during the remainder of the unexpired term hereof, after deducting the aforementioned expenses, fees and costs; the same to be paid as such deficiences arise and are ascertained each month.

    20th: Upon the occurence of any of the contingencies set forth in the preceding clause, or should the Tenant be adjudicated a bankrupt, insolvent or placed in receivership, or should proceedings be instituted by or against the Tenant for bankruptcy, insolvency, receivership, agreement of composition, or assignment for the benefit of creditors, or if this lease or the estate of the Tenant hereunder shall pass to another by virtue of any court proceedings, writ of execution, levy, sale, or by operation of law, the Landlord may, if the landlord so elects, at any time thereafter, terminate this lease and the term hereof, upon giving to the Tenant or to any trustee, receiver, assignee or other person in charge of or acting as custodian of the assets or property of the Tenant, five days notice in writing, of the Landlord's intention so to do. Upon the giving of such notice, this lease and the term hereof shall end on the date fixed in such notice as if the said date was the date originally fixed in this lease for the expiration hereof; and the Landlord shall have the right to remove all persons, goods, fixtures and chattels therefrom, by force or otherwise, without liability for damages.

    21st: The Landlord shall not be liable for any damage or injury which may be sustained by the Tenant or any other person, as a consequence of the failure, breakage, leakage, or obstruction of the water, plumbing, steam, sewer, waste or soil pipes, roof, drains, leaders, gutters, valleys, downspouts or the like or of the electrical, gas, power, conveyor, refrigeration, spinkler, airconditioning or heating systems, elevators or hoisting equipment; or by reason of the elements; or resulting from the carelessness, negligence or improper conduct on the part of any other Tenant or of the Landlord or the Landlord's or this or any other Tenant's agents, employees, guests, licensees, invitees, subtenants, assignees or successors; or attributable to any interference with, interruption of or failure, beyond the control of the landlord, of any services to be furnished or supplied by the Landlord.

    22nd: The various rights, remedies, options and elections of the Landlord, expressed herein, are cumulative, and the failure of the Landlord to enforce strict performance by the Tenant of the conditions and convenants of this lease or to exercise any election or option or to resort or have recourse to any remedy herein conferred or the acceptance by the Landlord of any installment of rent after any breach by the Tenant, in any one or more instances, shall not be construed or deemed to be a waiver or a relinquishment for the future by the Landlord of any such conditions and covenants, options, elections or remedies, by the same shall continue in full force and effect.

    23rd: This lease and the obligation of the Tenant to pay the rent hereunder and to comply with the convenants and conditions hereof, shall not be affected, curtailed, impaired or excused because of the Landlord's inability to supply any service or material called for herein, by reason of any rule, order, regulation or preemption by any governmental entity, authority, department, agency or subdivision or for any delay which may arise by reason of negotiations for the adjustment of any fire or other casualty loss or because of strikes or other labor trouble or for any cause beyond the control of the Landlord.

    24th: The terms, conditions, covenants and provisions of this lease shall be deemed to be severable. If any clause or provision herein contained shall be adjudged to be invalid or unenforceable by a court of competent jurisdiction or by operation of any applicable law, it shall not affect the validity of any other clause or provision herein, but such other clauses or provisions shall remain in full force and effect.

    25th: All notices required under the terms of this lease shall be given and shall be complete by mailing such notices by certified or registered mail, return receipt requested, to the address of the parties as shown at the head of this lease, or to such other address as may be designated in writing, which notice of change of address shall be given in the same manner.

    26th: The Landlord convenants and represents that the Landlord is the owner of the premises herein leased and has the right and authority to enter into, execute and deliver this lease; and does further convenant that the Tenant on paying the rent and performing the conditions and covenants herein contained, shall and may peaceably and quietly have, hold and enjoy the leased premises for the term aforementioned.

    27th: This lease contains the entire contract between the parties. No representative, agent or employee of the Landlord has been authorized to make any representations or promises with reference to the within letting or to vary, alter or modify the terms hereof. No additions, changes or modifications, renewals or extensions hereof, shall be binding unless reduced to writing and signed by the Landlord and the Tenant.

    30th: If any mechanics' or other liens shall be created or filed against the leased premises by reason of labor performed or materials furnished for the Tenant in the erection, construction, completion, alteration, repair or addition to any building or improvement, the Tenant shall within 5 days thereafter, at the Tenant's own cost and expense, cause such lien or liens to be satisfied and discharged of record together with any Notices of Intention that may have been filed. Failure so to do, shall entitle the Landlord to resort to such remedies as are provided herein in the case of any default of this lease, in addition to such as are permitted by law.

    31st: The Tenant waives all rights of recovery against the Landlord or Landlord's agents, employees or other representatives, for any loss, damages or injury of any nature's whatsoever to property or persons for which the Tenant is insured. The Tenant shall obtain from the Tenant's insurance carriers and will deliver to the Landlord, waivers of the subrogation rights under the respective policies.

    32nd: The Tenant has this day deposited with the Landlord the sum of $8,550.00 as security for the payment of the rent hereunder and the full and faithful performance by the Tenant of the covenants and conditions on the part of the Tenant to be performed. Said sum shall be returned to the Tenant, without interest, after the expiration of the term hereof, provided that the Tenant has fully and faithfully performed all such covenants and conditions and is not in arrears in rent. During the term hereof, the Landlord may, if the Landlord so elects, have recourse to such security, to make good any default by the Tenant, in which event the Tenant shall on demand, promptly restore said security to its original amount. Liability to repay said security to the Tenant shall run with the reversion and title to said premises, whether any change in ownership thereof be by voluntary alienation or as the result of judicial sale, foreclosure or other proceedings, or the exercise of a right of taking or entry by any mortgagee. The Landlord shall assign or transfer said security, for the benefit of the Tenant, to any subsequent owner or holder of the reversion or title to said premises, in which case the assignee shall become liable for the repayment thereof as herein provided, and the assignor shall be deemed to be released by the Tenant from all liability to return such security. This provision shall be applicable to every alienation or change in title and shall in no wise be deemed to permit the Landlord to retain the security after termination of the Landlord's ownership of the reversion or title. The Tenant shall not mortgage, encumber or assign said security without the written consent of the Landlord.

      The Tenant shall pay rent during the lease term in accordance with the following schedule:

      (a) Tenant shall pay rent during the first year of the lease term, commencing August 15, 1998 and ending August 14, 1999, at the rate of $64,193.00 per annum, payable in equal monthly installments of $5,349.42;

      (b) Tenant shall pay rent during the second year of the lease term, commencing August 15, 1999 and ending August 14, 2000, at the rate of $66,118.79 per annum, payable in equal monthly installments of $5,509.90;

      (c) Tenant shall pay rent during the third year of the lease term, commencing August 15, 2000 and ending August 14, 2001, at the rate of $68,102.35 per annum, payable in equal monthly installments of $5,675.20;

      (d) Tenant shall pay rent during the fourth year of the lease term, commencing August 15, 2001 and ending August 14, 2002, at the rate of $70,145.42 per annum, payable in equal monthly installments of $5,845.45;

      (e) Tenant shall pay rent during the fifth year of the lease term, commencing August 15, 2002 and ending August 14, 2003, at the rate of $72,249.78 per annum, payable in equal monthly installments of $6,020.82;

      (f) Tenant shall pay rent during the sixth year of the lease term, commencing August 15, 2003 and ending August 14, 2004, at the rate of $74,417.27 per annum, payable in equal monthly installments of $6,201.44;

      (g) Tenant shall pay rent during the seventh year of the lease term, commencing August 15, 2004 and ending August 14, 2005, at the rate of $76,649.79 per annum, payable in equal monthly installments of $6,387.48;

      (h) Tenant shall pay rent during the eighth year of the lease term, commencing August 15, 2005 and ending August 14, 2006, at the rate of $78,949.28 per annum, payable in equal monthly installments of $6,579.11;

      (i) Tenant shall pay rent during the ninth year of the lease term, commencing August 15, 2006 and ending August 14, 2007, at the rate of $81,317.76 per annum, payable in equal monthly installments of $6,776.48;

      (j) Tenant shall pay rent during the tenth year of the lease term, commencing August 15, 2007 and ending August 14, 2008, at the rate of $83,757.29 per annum, payable in equal monthly installments of $6,979.77.

      All of the aforesaid monthly payments shall be due and payable on the first day of each and every month in advance for the term of the lease.

    33rd: Notwithstanding the requirements of paragraph 4th of this lease, the Landlord shall be responsible, at its own cost and expense, for the structural portion of the building, including the roof and the maintenance and repair of the parking lot.

    34th: Tenant shall be responsible for the common area costs to the extent of 57% of same, and Tenant shall be responsible for the insurance and real estate taxes assessed against the premises to the extent of 57% thereof. Landlord shall furnish Tenant with statements for these charges not later than thirty (30) days prior to the due date thereof.

    35th: Landlord shall, at its own cost and expense, replace the upstairs windows and replace two fire exit doors at the leased premises.

    36th: Tenant shall cooperate with the Landlord as to information concerning the premises known to the Tenant and Landlord shall make the initial submission to comply with all requirements of the Industrial Site Recovery Act, N.J.S.A. 13:1K-6, et seq., and the regulations promulgated thereunder ("ISRA"), and shall make all submissions to provide all information to, and comply with all requirements of the Bureau of Industrial Site Evaluation (the "Bureau") of the New Jersey Department of Environmental Protection ("NJDEP"). Should the Bureau or any other division of NJDEP determine that a cleanup plan be prepared and that a cleanup be undertaken because of any spills or discharges or hazardous substances or wastes at the premises caused by the Tenant or persons under Tenant's control which occur during the term of this lease, then Tenant shall, at Tenant's own expense, prepare and submit the required plans and financial assurances, and carry out the approved plans. Tenant shall not be responsible for any condition of the premises existing prior to the occupancy of the premises. Any such fines imposed because of the Tenant's operation on the premises shall be the responsibility of the Tenant. Landlord shall be responsible to assume all ISRA-imposed requirements in the event of a determination that any contamination is not caused by the Tenant or persons under Tenant's control.

    37th: In the event any monthly payment due under this lease is not paid within ten (10) days of its due date by written notice of default, the said payment shall be made accompanied by a sum equal to five (5%) percent of the amount due.

      The Landlord may pursue the relief or remedy sought in any invalid clause, by conforming the said clause with the provisions of the statutes or the regulations of any governmental agency in such case made and provided as if the particular provisions of the applicable statutes or regulations were set forth herein at length.

      In all references herein to any parties, persons, entities or corporations the use of any particular gender or the plural or singular number is intended to include the appropriate gender or number as the text of the written instrument may require. All the terms, convenants and conditions herein contained shall be for and shall inure to the benefit of and shall bind the respective parties hereto, and their heirs, executors, administrators, personal or legal representatives, successors and assigns.

      In Witness Whereof, the parties hereto have hereunto set their hands and seals, or caused these presents to be signed by their proper corporate officers and their proper corporate seal to be hereto affixed, the day and year first above written.

210 GARIBALDI AVENUE GROUP, LANDLORD

BY: Phillip G. Rodano
    --------------------------
    Phillip G. Rodano, Partner

TEL-INSTRUMENT ELECTRONICS CORP.
Tenant

By: ________________________
    Richard J. Wixson

Signed, Sealed and Delivered
in the presence of
or Attested by

____________________________

State of New Jersey, County of      } ss.: Be it Remembered,
that on               19      , before me, the suscriber,

personally appeared
who, I am satisfied,           the person         named in and who executed  the
within Instrument, and thereupon          acknowledged that       signed, sealed
and delivered the same as       act and deed, for the uses and purposes  therein
expressed.

State of New Jersey, County of      } ss.: Be it Remembered,
that on               19      , before me, the subscriber,

personally appeared
who, being by me duly sworn on h     oath, deposes and makes proof to my
satisfaction, that he is the           Secretary of
                          the Corporation named in the within Instrument;
that                                  is the
President of said Corporation; that the execution, as well as the making of this Instrument, has been duly authorized by a proper resolution of the Board of Directors of the said Corporation; that deponent well knows the corporate seal of said Corporation; and that the seal affixed to said Instrument is the proper corporate seal and was thereto affixed and said Instrument signed and
delivered by said               President as and for the voluntary act and deed
of said Corporation, in presence of deponent, who thereupon subscribed h name thereto as attesting witness.

Sworn to and subscribed before me,
the date aforesaid.

Lease

To

Date,            19
Expires
Rent, $

Prepared by:

ASSIGNMENT OF LEASE

      For one dollar and other good and valuable consideration, the Tenant as Assignor, assigns this Lease and all the Assignor's rights and privileges therein, including any and all monies deposited with the Landlord as security, subject to all the terms, convenants and conditions contained therein; and the Assignee accepts this Assignment of Lease and assumes and agrees to comply with and be bound by the terms, covenants and conditions in said Lease contained. The signature of the Landlord hereto is evidence of the Landlord's consent to and acceptance of this Assignment of Lease.


-----------------------------------
                           Assignee


-----------------------------------
                           Assignor


-----------------------------------
                           Landlord