Form 10-Q
period 1999-06-30
TEL INSTRUMENT ELECTRONICS CORP
filed 1999-08-16
CIK 96885

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                    ----------------------------------------

                                    FORM 10-Q

      X               QUARTERLY REPORT PURSUANT TO SECTION 13 OR
     ---               15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarterly period ended June 30, 1999

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

                                         Yes   X                       No ____

Indicate the number of shares outstanding of the issuer's common stock, as of the latest practical date:

2,109,957 shares of Common stock, $.10 par value as of August 9, 1999.

                     TEL-INSTRUMENT ELECTRONICS CORPORATION

                                TABLE OF CONTENTS


                                                                            PAGE


Item 1. Financial Statements (Unaudited):

        Condensed Comparative Balance Sheets
           June 30, 1999 and March 31, 1999                                  1

        Condensed Comparative Statements of Operations -
           Three Months Ended June 30, 1999 and 1998                         2

        Condensed Comparative Statements of Cash Flows -
           Three Months Ended June 30, 1999 and 1998                         3

        Notes to Condensed Financial Statements                              4-6

Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations                               7-9


        SIGNATURES                                                           10

Item 1 - Financial Statements

                     TEL-INSTRUMENT ELECTRONICS CORPORATION
                      CONDENSED COMPARATIVE BALANCE SHEETS
                        June 30, 1999 and March 31, 1999

                                                             (Unaudited)      (Audited)
                              ASSETS                          June 30,        March 31,
                                                                1999            1999
                                                             -----------    -----------
    Current assets:
      Cash                                                   $    53,831    $    70,617
      Accounts receivable, net of allowance for doubtful         871,865        638,721
          accounts of $15,598 at June 30, 1999 and
          $15,585 at March 31, 1999
      Inventories                                                929,854        713,700
      Prepaid expenses and other current assets                   43,130         39,173
      Deferred income tax benefit - current                       78,300         78,300
                                                             -----------    -----------
    Total current assets                                       1,976,980      1,540,511

    Property, plant and equipment, net
                                                                 170,943        130,901
    Other assets                                                 129,256        128,892
    Deferred income tax benefit                                  392,064        418,204
                                                             -----------    -----------
    Total assets                                               2,669,243      2,218,508
                                                             ===========    ===========

                 LIABILITES & STOCKHOLDERS EQUITY

    Current liabilities:
      Note payable - related party - current portion             100,000        100,000
      Note payable - bank                                        250,000             --
      Convertible subordinated notes - related party              15,000         15,000
      Capitalized lease obligations - current portion              9,941          9,667
      Advance payments                                            55,601        134,767
      Accrued payroll, vacation pay, deferred wages
          payroll taxes and interest on deferred wages           263,981        218,289
      Accounts payable and accrued expenses                      711,799        555,206
                                                             -----------    -----------
    Total current liabilities                                  1,406,322      1,032,929

    Notes payable - related party - non-current portion          250,000        250,000
    Capitalized lease obligations - excluding current port        54,538         16,486
                                                             -----------    -----------
    Total liabilities                                          1,710,860      1,299,415

    Stockholders' equity:
      Common stock                                               210,998        210,998
      Additional paid-in capital                               3,925,854      3,925,854
      Accumulated deficit
                                                              (3,178,469)    (3,217,759)
                                                             -----------    -----------
      Total stockholders' equity                                 958,383        919,093

                                                             -----------    -----------
      Total liabilities and stockholders' equity             $ 2,669,243    $ 2,218,508
                                                             ===========    ===========

See accompanying notes to condensed financial statements

                     TEL-INSTRUMENT ELECTRONICS CORPORATION
                 CONDENSED COMPARATIVE STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                         Three Months Ended
                                                             June 30,
                                                      1999            1998
                                                   -----------    -----------

Sales - government, net                            $   553,428    $   382,740
Sales - commercial, net                                558,401        282,453
                                                   -----------    -----------
   Total sales                                       1,111,829        665,193

Cost of sales                                          465,424        339,306
                                                   -----------    -----------

       Gross margin                                    646,405        325,887

Operating expenses:
   Selling, general and administrative                 290,559        214,524
   Engineering, research and development               278,443        242,012
                                                   -----------    -----------
Total operating expenses                               569,002        456,536
                                                   -----------    -----------

       Income (loss) from operations                    77,403       (130,649)

Other income (expenses):
   Interest income                                       1,615          6,070
   Interest expenses                                   (13,588)       (11,883)
                                                   -----------    -----------

Income (loss) before taxes                              65,430       (136,462)

Provision (benefit) for income taxes                    26,140        (54,516)
                                                   -----------    -----------

Net income (loss)                                       39,290        (81,946)
                                                   ===========    ===========

Basic and diluted income (loss) per common share   $      0.02    $     (0.04)
                                                   ===========    ===========

Dividends per share                                       None           None

Weighted average shares outstanding
          Basic                                      2,109,957      2,094,735
          Diluted                                    2,119,452      2,094,735

See accompanying notes to condensed financial statements

                     TEL-INSTRUMENT ELECTRONICS CORPORATION
                 CONDENSED COMPARATIVE STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                Three Months Ended
                                                                     June 30,
                                                                 1999          1998
                                                              ---------       ------
(Decrease) increase in cash:
Cash flows from operating activities
Net income (loss)                                             $  39,290      (81,946)
Adjustments to reconcile net (loss) income to cash used
      in operating activities:
        Deferred income taxes                                    26,140      (54,516)
        Depreciation                                             13,274       10,909

Changes in assets and liabilities:
    Increase in accounts receivable                            (233,144)     (98,663)
    Increase in inventories                                    (216,154)     (95,822)
    Increase in prepaid expenses and other current assets        (3,957)     (11,327)
    Increase in other assets                                       (364)     (19,668)
    Increase  (decrease) in accrued payroll, deferred wages
       and vacation pay                                          45,692      (16,189)
   Increase in accounts payable, advance payments
       and accrued expenses                                      77,427       37,265
                                                              ---------    ---------

Net cash used in operations                                    (251,796)    (329,957)
                                                              ---------    ---------

Cash flows from investing activities:
   Cash purchases of property, plant and equipment              (12,911)     (13,276)
                                                              ---------    ---------

Net cash used in investing activities                           (12,911)     (13,276)
                                                              ---------    ---------

Cash flows from financing activities:
    Proceeds from notes payable - bank                          250,000           --
    Repayment of capitalized lease obligations                   (2,079)          --
                                                              ---------    ---------

Net cash provided by financing activities                       247,921           --

Net decrease in cash                                            (16,786)    (343,233)
Cash at beginning of period                                      70,617      585,281
                                                              ---------    ---------

Cash at end of period                                         $  53,831    $ 242,048
                                                              =========    =========

See accompanying notes to condensed financial statements.

                        TEL-INSTRUMENT ELECTRONICS CORP.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 1    Basis of Presentation

In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position of Tel-Instrument Electronics Corp. as of June 30, 1999, the results of operations for the three months ended June 30, 1999 and June 30, 1998, and statements of cash flows for the three months ended June 30, 1999 and June 30, 1998. These results are not necessarily indicative of the results to be expected for the full year.

The financial statements have been prepared in accordance with the requirements of Form 10-Q and consequently do not include disclosures normally made in an Annual Report on Form 10-K. The March 31, 1999 results included herein have been derived from the audited financial statements included in the Company's annual report on Form 10-K. Accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1999.

Note 2    Accounts Receivable

The following table sets forth the components of accounts receivable:


                                                    June 30,           March 31,
                                                      1999                1999
                                                    --------           ---------
Commercial                                         $ 246,517          $ 179,742
Government                                           473,603            359,716
Unbilled revenues                                    167,343            114,848
Allowance for bad debts                              (15,598)           (15,585)
                                                   ---------          ---------

Total                                              $ 871,865          $ 638,721

Sales are recognized primarily upon shipment of products, except in the case of long-term contracts wherein sales are recognized on the percentage-of-completion method.

Sales associated with the documentation and test portion of the U.S. Navy contract have been recorded on the percentage-of-completion method. Under this approach, sales and gross margin are recognized based upon the ratio of costs incurred to date to total estimated contract costs. Unbilled revenues represent recoverable costs and accrued profit not billed resulting from the application of percentage-of-completion accounting. Actual billing of these amounts will be based upon actual billing terms. In August 1999, the Company received the first production order for 230 test sets with a value of approximately $3,000,000.

                        TEL-INSTRUMENT ELECTRONICS CORP.

Note 3    Inventories

Inventories consist of:

                                            June 30,        March 31,
                                                1999             1999
                                           ----------------------------
Purchased parts                            $ 529,930        $ 402,804
Work-in-process                              429,544          340,516
Less: Reserve for obsolescence               (29,620)         (29,620)
                                           ----------------------------
                                           $ 929,854        $ 713,700
                                           ============================

Note 4    Income Taxes

The Company, in accordance with FASB 109, has recognized a deferred income tax benefit based upon the expected utilization of net operating loss carryforwards as the Company believes that it is more likely than not that it will realize a portion of its operating losses before they expire. For the three months ended June 30, 1999, the Company recorded a tax provision of $26,140, which represents the effective federal and state tax rate on the Company's net income before taxes of $65,430. The Company has no tax liability. The $26,140 decreased the Company's deferred income tax benefit by the same amount in the accompanying balance sheet. The Company expects to utilize this deferred income tax benefit in the future for tax reporting purposes.


Note 5    Earnings Per Share

The Company's basic income (loss) per share is based on net income (loss) for the relevant period, divided by the weighted average number of common shares outstanding during the period. Diluted income (loss) per share is based on net income (loss), divided by the weighted average number of common shares outstanding during the period, including common share equivalents, such as outstanding stock options. Common share equivalents are not included in the calculation for the three months ended June 30, 1998 since the effect would be antidilutive.

                        TEL-INSTRUMENT ELECTRONICS CORP.

Note 6    Government and Commercial Sales

In 1999, the Company adopted SFAS 131. The prior years information has been restated to present the Company's government and commercial activities.

The Company is organized primarily on the basis of its avionics products. The government segment consists primarily of the sale of test equipment to U.S. and foreign governments and militaries either direct or through distributors. The commercial segment consists of sales of test equipment to domestic and foreign airlines and to commercial distributors. The Company primarily develops and designs test equipment for the avionics industry and, as such, the Company's products and designs may be sold in the government and commercial markets.

The table below presents information about sales and gross margin. Cost of sales includes certain allocation factors for indirect costs.


                               Three Months Ended         Three Months Ended
                                  June 30, 1999              June 30, 1998
                           Government     Commercial   Government     Commercial
                           ----------     ----------   ----------     ----------

Sales                       $553,428       558,401      $382,740       282,453
Cost of sales                233,966       231,458       196,001       143,305
                            --------       -------      --------       -------
Gross margin                $319,462       326,943      $187,739       139,148

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

Overview

In August 1999 the Company received the first production order from the U.S. Navy for 230 test sets for a total value of over $3,000,000. This order is the first under the contract which includes options for up to 1,300 units, which the U.S. Navy can exercise, on behalf of all U.S. military services, through calendar year 2001. However, there can be no assurance that the U.S. Navy will exercise all of its purchase options under this contract. The Company expects to begin shipping these units at the end of the fourth quarter of the current fiscal year. Sales for the first quarter were $1,111,829 and the Company generated income before taxes of $65,430. The Company continues to invest heavily in engineering, research, and development as the Company continues to develop other products for targeted markets.

The  Company's  backlog,   including  the  order  from  the  U.S.  Navy  exceeds
$6,000,000.

Sales

For the three months ended June 30, 1999, net sales increased $446,636 (67.1%) as compared to the three months ended June 30, 1998. Commercial sales increased $275,948 (97.7%) and government sales increased $170,688 (44.6%). The increase in commercial sales reflects the favorable economic conditions within the airline industry. However, there is no assurance that this trend will continue. The increase in government sales is attributed to the T-47 family of IFF test sets, including the T-47CC which incorporates a directional antenna. The increase is sales in both the commercial and government segments is also attributed to the efforts of our international distributors.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
        RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

Results of Operations (continued)

Gross Margin

Gross Margin increased $320,518 (98.4%) for the three months ended June 30, 1998 as compared to the same three months in the prior fiscal year. The increase in gross margin, for the most part, is attributed to the higher volume. The gross margin percentage for the three months ended June 30, 1999 was 58.1% as compared to 49.0% for the three months ended June 30, 1998.

Operating Expenses

Selling, general and administrative expenses increased $76,035 (35.4%) for the three months ended June 30, 1999 as compared to the three months ended June 30, 1998. This increase is attributed to higher sales and marketing expenses, the addition to staff of a Director of Finance, and an increase in salaries.

Engineering, research and development expenses increased $36,431 (15.1%) primarily associated with the finalization of the design of the T-47M IFF test sets for the U.S. Navy and the development of additional products, such as the T-47CC and T-47N.

Income Taxes

In accordance with SFAS 109, a provision for income taxes was recognized in the amount of $26,140 for the three months ended June 30, 1999. For the three months ended June 30, 1998, the Company recorded a deferred income tax benefit of $54,516, which represents the effective federal and state tax rate on the Company's net loss before taxes of $136,642. The Company currently does not have any tax liability. (See Note 4 to Notes to Condensed Comparative Financial Statements).

Liquidity and Capital Resources

At June 30, 1999 the Company had positive working capital of $570,658 as compared to $507,582 at March 31, 1999. For the three months ended June 30, 1999, cash used in operations was $251,796 as compared to $329,957 for the three months ended June 30, 1998. This reduction in cash used in operations is primarily attributed to the improvement in the Company's operating income. The increases in accounts receivable and inventories were partially offset by the Company's operating income, borrowings from the bank in the amount of $250,000 ,and increases in accounts payable and other accrued liabilities.

The Company has a line of credit from Summit Bank for $350,000, which was originally scheduled to expire in July 1999, however, the Company received a 60-day extension to the agreement. The Company is currently in the process of negotiating the extension of this credit line with the bank. As of June 30, 1999, the Company had borrowed $250,000 against this line for working capital needs.

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
        RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

Liquidity and Capital Resources (continued)

There was no significant impact on the Company's operations as a result of inflation for the three months ended June 30, 1999.

These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended March 31, 1999.

Year 2000 Issue

Many existing computer programs use only two-digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the Year 2000. Some older computer systems stored dates with only a two-digit year with an assumed prefix of "19". Consequently, this limits those systems to dates between 1900 and 1999. If not corrected, many computer systems and/or applications could fail or create erroneous results by or at the year 2000.

The Company has reviewed the potential impact of the Year 2000 issue. This assessment included a review of the impact of the issue in four areas: products, manufacturing systems, business systems, and other areas. The Company does not anticipate that the Year 2000 issue will impact operations or operating results or require future material expenditures. The Company's products are not date sensitive. In addition, the Company is in the process of contacting its suppliers to determine as to whether they are Year 2000 compliant. The Company relies on its customers, suppliers, utility service providers, financial institutions, and other partners in order to continue normal business relations. The Company is continuing to evaluate alternatives and develop contingency plans for key business partners. Year 2000 disruptions in the operations of key business partners could also impact the Company's ability to fulfill some of its contractual obligations. At this time, it is impossible to assess the impact of the Year 2000 issue on each of these organizations. There can be no guarantee that the systems of other unrelated entities on which the Company relies will be correcetd on a timely basis and will not have a material adverse effect on the Company.

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

SIGNATURES
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            TEL-INSTRUMENT ELECTRONICS CORP.

Date:    August 13, 1999                    By: /s/ Harold K. Fletcher
                                                ----------------------
                                                Harold K. Fletcher
                                                Chairman and President


Date:   August 13, 1999                     By:  /s/ Joseph P. Macaluso
                                                 ----------------------
                                                 Joseph P. Macaluso
                                                 Principal Accounting Officer