Form 10-Q
period 1999-09-30
TEL INSTRUMENT ELECTRONICS CORP
filed 1999-11-05
CIK 96885

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                    ----------------------------------------

                                    FORM 10-Q

   X          QUARTERLY REPORT PURSUANT TO SECTION 13 OR
   -          15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 1999

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

2,109,957 shares of Common stock, $.10 par value as of November 1, 1999.

                     TEL-INSTRUMENT ELECTRONICS CORPORATION
                     --------------------------------------

                                TABLE OF CONTENTS
                                ------------------



                                                                      PAGE
                                                                      ----


Item 1.  Financial Statements (Unaudited):

         Condensed Comparative Balance Sheets
            September 30, 1999 and March 31, 1999                      1

         Condensed Comparative Statements of Operations -
            Three and Six Months Ended September 30, 1999 and 1998     2

         Condensed Comparative Statements of Cash Flows -
            Six Months Ended September 30, 1999 and 1998               3

         Notes to Condensed Financial Statements                       4-7

Item 2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations                      8-11

                                SIGNATURES                             11

Item 1 - Financial Statements



                     TEL-INSTRUMENT ELECTRONICS CORPORATION
                     --------------------------------------
                      CONDENSED COMPARATIVE BALANCE SHEETS
                      ------------------------------------
                      September 30, 1999 and March 31, 1999

                                                                   (Unaudited)        (Audited)
ASSETS                                                           September 30,        March 31,
                                                                         1999              1999
                                                             -----------------  ---------------

Current assets:
  Cash                                                              $  83,868        $  70,617
  Accounts receivable, net                                            890,720          638,721
  Inventories                                                       1,021,293          713,700
  Prepaid expenses and other current assets                            33,637           39,173
  Deferred income tax benefit - current                                78,300           78,300
                                                             -----------------  ---------------

Total current assets                                                2,107,818        1,540,511
                                                             -----------------  ---------------

Property, plant, and equipment, net                                   227,010          130,901
Other assets                                                          145,604          128,892
Deferred income tax benefit                                           348,661          418,204
                                                             -----------------  ---------------

Total assets                                                        2,829,093        2,218,508
                                                             =================  ===============

LIABILITIES & STOCKHOLDERS EQUITY

Current liabilities:
  Note payable - related party - current portion                      100,000          100,000
  Note payable - bank                                                 250,000                -
  Convertible subordinate notes - related party                        15,000           15,000
  Capitalized lease obligations - current portion                      35,306            9,667
  Advance Payments                                                     39,165          134,767
  Accrued payroll, vacation pay, deferred wages.
    payroll taxes, and interest on deferred wages                     282,092          218,289
  Accounts payable and accrued expenses                               749,940          555,206
                                                             -----------------  ---------------

Total current liabilities                                           1,471,503        1,032,929
                                                             -----------------  ---------------

Notes payable - related party - non-current portion                   250,000          250,000
Capitalized lease obligations - excluding current portion              83,967           16,486
                                                             -----------------  ---------------

Total liabilities                                                   1,805,470        1,299,415

Stockholders' equity
  Common stock                                                        210,998          210,998
  Additional paid-in capital                                        3,925,854        3,925,854
  Accumulated deficit                                             (3,113,229)      (3,217,759)
                                                             -----------------  ---------------

Total stockholders' equity                                          1,023,623          919,093
                                                             -----------------  ---------------

Total liabilities and stockholders' equity                         $2,829,093       $2,218,508
                                                             =================  ===============


See accompanying notes to condensed financial statements



                                          TEL-INSTRUMENT ELECTRONICS CORPORATION
                                          --------------------------------------
                                      CONDENSED COMPARATIVE STATEMENTS OF OPERATIONS
                                      ----------------------------------------------
                                                        (Unaudited)

                                                          Three Months Ended                        Six Months Ended
                                                September 30,        September 30,       September 30,        September 30,
                                                          1999                1998                 1999                1998
                                              -----------------    ----------------    -----------------   -----------------
Sales
  Government, net                                    $ 811,287           $ 418,472          $ 1,364,715           $ 801,212
  Commercial, net                                      525,507             607,204            1,083,908             889,657
                                              -----------------    ----------------    -----------------   -----------------
Total Sales                                          1,336,794           1,025,676            2,448,623           1,690,869

Cost of sales                                          634,996             425,504            1,100,420             764,810
                                              -----------------    ----------------    -----------------   -----------------
Gross Margin                                           701,798             600,172            1,348,203             926,059

Operating expenses
  Selling, general & administrative                    277,680             258,704              568,239             473,228
  Engineering, research, & development                 302,859             327,532              581,302             569,544
                                              -----------------    ----------------    -----------------   -----------------
Total operating expenses                               580,539             586,236            1,149,541           1,042,772

     Income (loss) from operations                     121,259              13,936              198,662           (116,713)

Other income (expense):
  Interest income                                        2,083               2,484                3,698               8,554
  Interest expense                                    (14,699)             (9,611)             (28,287)            (21,494)
                                              -----------------    ----------------    -----------------   -----------------
Income (loss) before taxes                             108,643               6,809              174,073           (129,653)

Provision (benefit) for income taxes                    43,403               2,720               69,543            (51,796)
                                              -----------------    ----------------    -----------------   -----------------

Net income (loss)                                     $ 65,240            $  4,089            $ 104,530          $ (77,857)
                                              =================    ================    =================   =================
Basic and diluted income (loss)
     per common share                                   $ 0.03              $ 0.00               $ 0.05            $ (0.04)


Dividends per share                                       None                None                 None                None
Weighted average shares outstanding
     Basic                                           2,109,957           2,095,298            2,109,957           2,095,056
     Diluted                                         2,122,896           2,118,317            2,122,896           2,118,075

See accompanying notes to condensed financial statements




                                            TEL-INSTRUMENT ELECTRONICS CORPORATION
                                            --------------------------------------
                                        CONDENSED COMPARATIVE STATEMENTS OF CASH FLOWS
                                        ----------------------------------------------
                                                         (Unaudited)
                                                         -----------
                                                                                               Six Months Ended
                                                                                                 September 30,
                                                                                            1999                 1998
                                                                                 ----------------    ----------------
Increase (decrease) in cash:
Cash flows from operating activities
Net income (loss)                                                                       $104,530          $ (77,857)
Adjustments to reconcile net income (loss) to cash used
    in operating activities:
     Deferred income taxes                                                                69,543            (51,796)
     Depreciation                                                                         31,962              20,339
Changes in operating assets or liabilities:
  Increase in accounts receivable and unbilled revenues                                (251,999)           (220,670)
  Increase in inventories                                                              (307,593)            (79,968)
  Decrease (increase) in prepaid expenses and other current assets                         5,536            (14,316)
  Increase in other assets                                                              (16,712)            (24,656)
  Increase (decrease) in accrued payroll, deferred wages and
     vacation pay                                                                         63,803               (808)
  Increase (decrease) in accounts payable, advance payments and
     accrued expenses                                                                     99,132             (3,022)
                                                                                 ----------------    ----------------

Net cash used in operations                                                            (201,798)           (452,754)
                                                                                 ----------------    ----------------

Cash flows from investing activities:
  Cash purchases of property, plant and equipment                                       (26,171)            (53,689)
                                                                                 ----------------    ----------------
Net cash used in investing activities                                                   (26,171)            (53,689)
                                                                                 ----------------    ----------------

Cash flows from financing activities:
  Proceeds from exercise of stock options                                                      -                 843
  Proceeds from notes payable - bank                                                     250,000                   -
  Repayment of capitalized lease obligations                                             (8,780)                   -
                                                                                 ----------------    ----------------
  Net cash provided by financing activities                                              241,220                 843
                                                                                 ----------------    ----------------

Net increase (decrease) in cash                                                           13,251           (505,600)
Cash at beginning of period                                                               70,617             585,281
                                                                                 ----------------    ----------------

Cash at end of period                                                                   $ 83,868            $ 79,681
                                                                                 ================    ================

Capitalized lease obligations                                                           $101,900                   -
                                                                                 ================    ================

Interest paid                                                                           $ 39,934            $ 19,786
                                                                                 ================    ================

See accompanying notes to condensed financial statements

                        TEL-INSTRUMENT ELECTRONICS CORP.
                        -------------------------------
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     ---------------------------------------


Note 1    Basis of Presentation
------    ---------------------

In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position of Tel-Instrument Electronics Corp. as of September 30, 1999, the results of operations for the three and six months ended September 30, 1999 and September 30, 1998, and statements of cash flows for the six months ended September 30, 1999 and September 30, 1998. These results are not necessarily indicative of the results to be expected for the full year.

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


Note 2    Accounts Receivable
------    -------------------

The following table sets forth the components of accounts receivable:

                                              September 30,        March 31,
                                                       1999            1999
                                                       ----            ----

                 Commercial                        $228,641        $179,742
                 Government                         577,063         359,716
                 Unbilled revenues                  100,614         114,848
                 Allowance for bad debts           (15,598)        (15,585)
                                                   --------        --------

                 Total                             $890,720        $638,721
                                                   ========        ========

Sales are recognized primarily upon shipment of products, except in the case of long-term contracts wherein sales are recognized on the percentage-of-completion method.

Sales associated with the documentation and test portion of the U.S. Navy contract have been recorded on the percentage-of-completion method. Under this approach, sales and gross margin are recognized based upon the ratio of costs incurred to date to total estimated contract costs. Unbilled revenues represent recoverable costs and accrued profit not billed resulting from the application of percentage-of-completion accounting. Actual billing of these amounts will be based upon actual billing terms. In August 1999, the Company received the first production order for 230 test sets with a value of approximately $3,000,000. In September 1999, the U.S. Navy increased the quantity ordered to 251 units, bringing the total order to over $3,300,000.

                        TEL-INSTRUMENT ELECTRONICS CORP.
                        -------------------------------
               NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
               ---------------------------------------------------


Note 3    Inventories
------    -----------

Inventories consist of:
                                                September 30,        March 31,
                                                        1999             1999
                                                        ----             ----

            Purchased Parts                         $637,591         $402,804
            Work-in-process                          413,322          340,516
            Less:  Reserve for Obsolescence         (29,620)         (29,620)
                                                    --------         --------

            Total                                $ 1,021,293         $713,700
                                                 ===========         ========


Note 4     Income Taxes
------     ------------

The Company, in accordance with FASB 109, has recognized a deferred income tax benefit based upon the expected utilization of net operating loss carryforwards as the Company believes that it is more likely than not that it will realize a portion of its operating losses before they expire. For the six months ended September 30, 1999, the Company recorded a tax provision of $69,543 which represents the effective federal and state tax rate on the Company's net income before taxes of $174,073. The Company has no tax liability. The $69,543 decreased the Company's deferred income tax benefit by the same amount in the accompanying balance sheet. The Company expects to utilize this deferred income tax benefit in the future for tax reporting purposes. The Company continues to evaluate the impact of FASB 109. At March 31, 1999, the Company had a deferred tax asset of $1,542,000 and recorded a valuation allowance of $1,045,496 against this asset.


Note 5    Earnings Per Share
------    ------------------

The Company's basic income (loss) per share is based on net income (loss) for the relevant period, divided by the weighted average number of common shares outstanding during the period. Diluted income (loss) per share is based on net income (loss), divided by the weighted average number of common shares outstanding during the period, including common share equivalents, such as outstanding stock options. Common share equivalents are not included in the calculation for the six months ended September 30, 1998 since the effect would be antidilutive.

                        TEL-INSTRUMENT ELECTRONICS CORP
                        -------------------------------.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
               ---------------------------------------------------

Note 6    Government and Commercial Sales
------    -------------------------------

In 1999,  the Company  adopted SFAS 131. The prior years'  information  has been
restated  to  present   separately  the  Company's   government  and  commercial
activities.

The Company primarily develops and designs test equipment for the avionics industry and, as such, the Company's products and designs are sold in the government and commercial markets. Government sales consist of the sale of test equipment to U.S. and foreign governments and militaries either direct or through distributors. Commercial sales consist of sales of test equipment to domestic and foreign airlines and to commercial distributors.

The table below presents information about sales and gross margin. Costs of sales includes certain allocation factors for indirect costs.




                                             Three Months Ended                        Three Months Ended
                                             September 30, 1999                        September 30, 1998
                                       Government          Commercial            Government          Commercial
                                       ----------          ----------            ----------          ----------
                Sales                    811,287            525,507                418,472            607,204
                Cost of Sales            411,923            223,073                190,932            234,572
                                         -------            -------                -------            -------
                Gross Margin             399,364            302,434                227,540            372,632



                                              Six Months Ended                          Six Months Ended
                                             September 30, 1999                        September 30, 1998
                                       Government           Commercial            Government         Commercial
                                       ----------           ----------            ----------         ----------

               Sales                   1,364,715           1,083,908              801,212            889,657
               Cost of Sales             645,889             454,531              386,933            377,877
                                       ---------          ----------              -------            -------
               Gross Margin              718,826             629,377              414,279            511,780



Note 7    Line of Credit
------    --------------


In July 1999, the Company renegotiated its line of credit of $250,000, maturing in July 2000. Interest is payable monthly at an interest rate of 1% above the lender's prevailing base rate. The line is collateralized by substantially all of the assets of the Company. During the six months ended September 30, 1999, the Company had borrowed all of the $250,000 for working capital needs.

Note 8    Note Payable - Related party
------    ----------------------------

The  outstanding  $50,000 note due March 31, 1999 was  extended  until March 31,
2000.


Note 9    Convertible Subordinated Note - Related party
------    ---------------------------------------------

The $15,000 convertible subordinated note due March 31, 1999 was extended to March 31, 2000.

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
          -------------------------------------------
          RESULTS OF OPERATIONS AND FINANCIAL CONDITION
          ---------------------------------------------

Results of Operations
---------------------

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

All predictions as to future results contain a measure of uncertainty and accordingly, actual results could differ materially. Among the factors that could cause a difference are: changes in the general economy; changes in demand for the Company's products or in the cost and availability of its raw materials; the actions of its competitors; the success of our customers; technological change; changes in employee relations; government regulations; litigation, including its inherent uncertainty; difficulties in plant operations and materials; transportation, environmental matters; and other unforeseen circumstances. A number of these factors are discussed in the Company's filings with the Securities and Exchange Commission.


Overview
--------

In August 1999 the Company received the first production order from the U.S. Navy for 230 test sets for a total value of over $3,000,000. This order is the first under the contract which includes options for up to 1,300 units, which the U.S. Navy can exercise, on behalf of all U.S. military services, through calendar year 2001. In September 1999 the U.S. Navy increased the quantity ordered to 251 units, bringing the total order to over $3,300,000. However, there can be no assurance that the U.S. Navy will exercise the balance of all of its purchase options under this contract. The Company expects to begin shipping these units at the end of the fourth quarter of the current fiscal year.

Sales for the first half of the current fiscal year totaled $2,448,623 and the Company generated income before taxes of $174,073. The Company continues to invest heavily in engineering, research, and development as the Company develops other products for targeted markets.

For the first six months of the current fiscal year the Company received orders approximating $6,500,000, including the order from the U.S. Navy. The Company's backlog, including the order from the U.S. Navy, for which shipments are scheduled to begin at the end of the fourth quarter of the current fiscal year, currently exceeds $6,500,000.

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
           -------------------------------------------
           RESULTS OF OPERATIONS AND FINANCIAL CONDITION (continued)
           ---------------------------------------------------------

Results of Operations (continued)
---------------------------------

Sales
-----

Total sales increased $311,118 (30.3%) and $757,754 (44.8%) for the three and six months ended September 30, 1999, respectively, as compared to the same periods in the prior fiscal year.

Government sales increased $392,815 (93.9%) and $563,503 (70.3%) for the three and six months ended September 30, 1999, respectively, as compared to the three and six months ended September 30, 1998. The increase in government sales is attributed primarily to the T-47 family of IFF test sets, including the T-47CC, which incorporates a directional antenna, and the T-47N, which includes an interrogator test function. During the second quarter, the Company completed delivery of all the units of the T-47CC ramp test sets to the Australian military through its exclusive distributor.

Commercial sales decreased $81,697 (13.5%) for the three months ended September 30, 1999 as compared to the three months ended September 30, 1998. However, commercial sales increased $194,251 (21.8%) for the six months ended September 30, 1999 as compared to the same period last year. The increase in commercial sales for the six months reflects the favorable economic conditions within the airline industry. The decrease in sales in the second quarter is attributed to the timing of the orders received. However, there is no assurance that the positive trend in the commercial market for the first six months of the current fiscal year will continue. The increase in sales in both the commercial and government segments resulted also from the efforts of the Company's international distributors.

Gross Margin
------------

Gross Margin increased $101,626 (16.9%) and $422,144 (45.6%) for the three and six months ended September 30, 1999 as compared to the same periods in the prior fiscal year. The increase in gross margin, for the most part, is attributed to the higher volume. Gross margin was negatively affected in the second quarter as a result of the introduction of new products and the associated learning curve in building these more sophisticated products. The gross margin percentage for the three months ended September 30, 1999 was 52.5% as compared to 58.5% for the three months ended September 30, 1998. The gross margin percentage for the six months ended September 30, 1999 was 55.1% as compared to 54.8% for the six months ended September 30, 1998.

Operating Expenses
------------------

Selling, general and administrative expenses increased $18,976 (7.3%) and $95,011 (20.1%) for the three and six months ended September 30, 1999 as compared to the three and six months ended September 30, 1998. This increase is attributed to higher sales and marketing expenses, the addition to staff of a Director of Finance, an increase in salaries and compensation expense, and higher legal expenses, all partially offset by lower sales commissions.

Engineering, research and development expenses decreased $24,673 (7.5%) for the three months ended September 30, 1999 as compared to the same period last year. For the six months ended September 30, 1999 engineering, research and development expenses increased $11,758 (2.1%). These expenditures are primarily associated with the finalization of the design of the T-47M IFF test sets for the U.S. Navy and the development of additional products, such as the T-47CC and T-47N.

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
           -------------------------------------------
           RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)
           ---------------------------------------------------------

Results of Operations (continued)
---------------------------------

Income Taxes
------------

In accordance with SFAS 109, a provision for income taxes was recognized in the amount of $69,543 for the six months ended September 30, 1999. For the six months ended September 30, 1998, the Company recorded a deferred income tax benefit of $51,796, which represents the effective federal and state tax rate on the Company's net loss before taxes of $129,653. The Company currently does not have any tax liability. (See Note 4 to Notes to Condensed Comparative Financial Statements).


Liquidity and Capital Resources
-------------------------------

At September 30, 1999 the Company had positive working capital of $636,315 as compared to $507,582 at March 31, 1999. For the six months ended September 30, 1999, cash used in operations was $201,798 as compared to $452,754 for the six months ended September 30, 1998. This reduction in cash used in operations is primarily attributed to the improvement in the Company's operating income.

Increases in accounts receivable and inventories were partially offset by the Company's operating income, borrowings from the bank in the amount of $250,000, and increases in accounts payable and other accrued liabilities.

In July 1999, the Company renegotiated its line of credit for $250,000, maturing July 2000. During the six months ended September 30, 1999, the Company had borrowed all of the $250,000 for working capital needs.

Based upon the current backlog, expected sales and available working capital, the Company believes that it has sufficient working capital to fund its plans for the next twelve months. At present, the Company does not expect to incur significant long-term needs for capital outside of its normal operating activities. However, the Company continues to seek additional credit in order to increase working capital. The Company has been closely monitoring its accounts receivable collections and payments to vendors during this period of increasing sales.

There was no significant impact on the Company's operations as a result of inflation for the six months ended September 30, 1999.

These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended March 31, 1999.


Year 2000 Issue
---------------

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

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
           -------------------------------------------
           RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)
           ---------------------------------------------------------


Year 2000 Issue (continued)
---------------------------

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

                                          TEL-INSTRUMENT ELECTRONICS CORP.

Date:   November 3, 1999                   By: /s/ Harold K. Fletcher
                                               ----------------------
                                               /s/ Harold K. Fletcher
                                              Chairman and President


Date:   November 3, 1999                   By: /s/ Joseph P. Macaluso
                                               ----------------------
                                               /s/ Joseph P. Macaluso
                                              Principal Accounting Officer

                                INDEX TO EXHIBITS
                                -----------------


27 Financial data schedule which is submitted electronically to the Securities and Exchange Commission for information only and is not filed.