Form 10-Q
period 1999-12-31
TEL INSTRUMENT ELECTRONICS CORP
filed 2000-02-14
CIK 96885

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q

            X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended December 31, 1999

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

2,113,290 shares of Common stock, $.10 par value as of February 1, 2000.

                     TEL-INSTRUMENT ELECTRONICS CORPORATION
                     --------------------------------------
                                TABLE OF CONTENTS
                                -----------------


                                                                            PAGE
                                                                            ----

Item  1.     Financial Statements (Unaudited):

             Condensed Comparative Balance Sheets
                December 31, 1999 and March 31, 1999                         1

             Condensed Comparative Statements of Operations -
                Three and Nine Months Ended December 31, 1999 and 1998       2

             Condensed Comparative Statements of Cash Flows -
                Nine Months Ended December 31, 1999 and 1998                 3

             Notes to Condensed Financial Statements                         4-6

Item 2.      Management's Discussion and Analysis of Financial
                Condition and Results of Operations                          7-9

Part II      Other Information                                               10


                                       SIGNATURES                            10

Item 1 - Financial Statements

                     TEL-INSTRUMENT ELECTRONICS CORPORATION
                     --------------------------------------
                      CONDENSED COMPARATIVE BALANCE SHEETS
                      ------------------------------------

                                                             (Unaudited)     (Audited)
       ASSETS                                               December 31,     March 31,
                                                                   1999           1999
                                                            ------------   -----------
Current assets:
  Cash                                                      $   185,284    $    70,617
  Accounts receivable, net                                      905,623        638,721
  Inventories                                                 1,014,791        713,700
  Prepaid expenses and other current assets                      36,991         39,173
  Deferred income tax benefit - current                         170,000         78,300
                                                            -----------    -----------

Total current assets                                          2,312,689      1,540,511
                                                            -----------    -----------

Property, plant, and equipment, net                             283,054        130,901
Other assets                                                    154,638        128,892
Deferred income tax benefit                                     616,771        418,204
                                                            -----------    -----------

Total assets                                                  3,367,152      2,218,508
                                                            ===========    ===========

LIABILITIES & STOCKHOLDERS EQUITY

Current liabilities:
  Note payable - related party - current portion                100,000        100,000
  Note payable - bank                                           200,000             --
  Convertible subordinated notes - related party                 15,000         15,000
  Capitalized lease obligations - current portion                54,409          9,667
  Advance Payments                                              135,037        134,767
  Accrued payroll, vacation pay,
    and payroll taxes                                           297,099        218,289
  Accounts payable and accrued expenses                         750,783        555,206
                                                            -----------    -----------

Total current liabilities                                     1,552,328      1,032,929
                                                            -----------    -----------

Notes payable - related party - non-current portion             250,000        250,000
Capitalized lease obligations - excluding current portion       115,933         16,486
                                                            -----------    -----------

Total liabilities                                             1,918,261      1,299,415

Stockholders' equity:
  Common stock                                                  211,332        210,998
  Additional paid-in capital                                  3,927,921      3,925,854
  Accumulated deficit                                        (2,690,362)    (3,217,759)
                                                            -----------    -----------

Total stockholders' equity                                    1,448,891        919,093
                                                            -----------    -----------

Total liabilities and stockholders' equity                  $ 3,367,152    $ 2,218,508
                                                            ===========    ===========

See accompanying notes to condensed financial statements

                     TEL-INSTRUMENT ELECTRONICS CORPORATION
                     --------------------------------------
                 CONDENSED COMPARATIVE STATEMENTS OF OPERATIONS
                 ----------------------------------------------
                                   (Unaudited)

                                                                Three Months Ended             Nine Months Ended
                                                          December 31,   December 31,   December 31,   December 31,
Sales                                                             1999           1998           1999           1998
                                                                  ----           ----           ----           ----
  Government, net                                          $ 1,110,275    $   584,490    $ 2,474,990    $ 1,385,702
  Commercial, net                                              299,715        388,446      1,383,623      1,278,103
                                                           -----------    -----------    -----------    -----------
Total Sales                                                  1,409,990        972,936      3,858,613      2,663,805


Cost of sales                                                  677,030        346,610      1,777,450      1,111,420
                                                           -----------    -----------    -----------    -----------

Gross Margin                                                   732,960        626,326      2,081,163      1,552,385

Operating expenses:
  Selling, general & administrative                            269,915        233,366        838,154        706,593
  Engineering, research, & development                         381,777        273,057        963,079        842,602
                                                           -----------    -----------    -----------    -----------

Total operating expenses                                       651,692        506,423      1,801,233      1,549,195

  Income from operations                                        81,268        119,903        279,930          3,190

Other income (expense):
  Interest income                                                2,735             82          6,433          8,635
  Interest expense                                             (20,946)       (10,238)       (49,233)       (31,731)
                                                           -----------    -----------    -----------    -----------

Income/(loss) before taxes                                      63,057        109,747        237,130        (19,906)

(Benefit)/provision for income taxes                          (359,810)        43,844       (290,267)        (7,952)
                                                           -----------    -----------    -----------    -----------

Net income/(loss)                                          $   422,867    $    65,903    $   527,397    $   (11,954)
                                                           ===========    ===========    ===========    ===========

Basic and diluted income (loss)
  per common share                                         $      0.20    $      0.03    $      0.25    $     (0.01)

Dividends per share                                               None           None           None           None

Weighted average shares outstanding
  Basic                                                      2,110,790      2,104,539      2,110,290      2,098,657
  Diluted                                                    2,127,883      2,116,101      2,127,383      2,098,657

See accompanying notes to condensed financial statements

                     TEL-INSTRUMENT ELECTRONICS CORPORATION
                     --------------------------------------
                 CONDENSED COMPARATIVE STATEMENTS OF CASH FLOWS
                 ----------------------------------------------
                                   (Unaudited)

                                                                          Nine Months Ended
                                                                             December 31,
                                                                         1998         1998
                                                                      ---------    ----------
Increase (decrease) in cash:
Cash flows from operating activities
Net (loss) income                                                     $ 527,397    $ (11,954)
Adjustments to reconcile net (loss) income to cash used
  in operating activities:
   Deferred income taxes                                               (290,267)      (7,952)
   Depreciation                                                          53,263       30,558

Changes in assets or liabilities:
  (Increase) decrease in accounts receivable and unbilled revenue      (266,902)    (227,000)
  (Increase) decrease in inventories                                   (301,091)    (209,690)
   Decrease (increase) in prepaid expenses and other current assets       2,182       (9,043)
  (Increase) decrease in other assets                                   (25,746)     (30,996)
   Increase in advanced billings                                            270           --
   Increase (decrease) in accrued payroll, deferred wages and
     and vacation pay                                                    78,810         (776)
   Increase (decrease) in accounts payable and accrued expenses         195,577       (7,827)
                                                                      ---------    ---------
Net cash used in operations                                             (26,507)    (474,680)
                                                                      ---------    ---------

Cash flows from investing activities:
  Cash purchases of property, plant and equipment                       (41,090)     (59,714)
                                                                      ---------    ---------
Net cash used in investing activities                                   (41,090)     (59,714)
                                                                      ---------    ---------

Cash flows from financing activities:
Proceeds from exercise of stock options                                   2,401        4,619
Proceeds from notes payable - bank, net                                 200,000           --
Repayment of capitalized lease obligations                              (20,137)          --
                                                                      ---------    ---------
Net cash provided by financing activities                               182,264        4,619
                                                                      ---------    ---------

Net increase  (decrease) in cash                                        114,667     (529,775)
Cash at beginning of period                                              70,617      585,281
                                                                      ---------    ---------

Cash at end of period                                                 $ 185,284    $  55,506
                                                                      =========    =========

Interest paid                                                         $  56,873    $  20,538
Capitalized lease obligations                                         $ 164,256    $      --
                                                                      =========    =========

See accompanying notes to condensed financial statements

                        TEL-INSTRUMENT ELECTRONICS CORP.
                        --------------------------------
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     ---------------------------------------

Note 1 Basis of Presentation

In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position of Tel-Instrument Electronics Corp. as of December 31, 1999, the results of operations for the three and nine months ended December 31, 1999 and December 31, 1998, and statements of cash flows for the nine months ended December 31, 1999 and December 31, 1998. These results are not necessarily indicative of the results to be expected for the full year.

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

Note 2 Accounts Receivable

The following table sets forth the components of accounts receivable:

                                           December 31,             March 31,
                                                   1999                  1999
                                                   ----                  ----

        Commercial                           $  128,781            $  179,742
        Government                              513,248               359,716
        Unbilled revenues                       279,192               114,848
        Allowance for bad debts                 (15,598)              (15,585)
                                             ----------            ----------
        Total                                $  905,623            $  638,721
                                             ==========            ==========

Sales are recognized primarily upon shipment of products, except in the case of long-term contracts wherein sales are recognized on the percentage-of-completion method.

Sales associated with the documentation and test portion of the U.S. Navy contract have been recorded on the percentage-of-completion method. Under this approach, sales and gross margin are recognized based upon the ratio of costs incurred to date to total current estimated contract costs. Unbilled revenues represent recoverable costs and accrued profit not billed resulting from the application of percentage-of-completion accounting. Actual billing of these amounts will be based upon actual billing terms.

                        TEL-INSTRUMENT ELECTRONICS CORP.
                        --------------------------------
               NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
               ---------------------------------------------------

Note 3 Inventories

Inventories consist of:

                                             December 31,          March 31,
                                                     1999               1999
                                                     ----               ----

        Purchased Parts                        $  694,624           $402,804
        Work-in-process                           371,187            340,516
        Less:  Reserve for Obsolescence           (51,020)           (29,620)
                                                ---------           --------

        Total                                  $1,014,791           $713,700
                                               ==========           ========

Note 4 Income Taxes

The Company, in accordance with SFAS 109, has recognized a deferred income tax benefit based upon the expected utilization of net operating loss carryforwards as the Company believes that it is more likely than not that it will realize a portion of its operating losses before they expire. For the nine months ended December 31, 1999, the Company recorded a net tax benefit of $290,267. During the quarter ended December 31, 1999, the Company recognized a deferred tax asset of $385,000. The tax benefit from the recognition of the Company's net operating losses is offset by its provision for income taxes of $94,733 for the nine months ended December 31, 1999. The Company has no liability for federal taxes. The recognized deferred tax assets are based on the Company's expected future taxable income as a result of a significant increase in orders under the U.S. Navy contract which are expected to result in the partial utilization of its operating loss carryforwards. The Company believes that it is more likely than not that it will realize this portion of its net operating losses before they expire. The Company has retained its valuation allowance for those net operating losses that begin to expire after the U.S. Navy contract has been completed, as there is no assurance that the Company will generate sufficient profits to utilize such net operating losses. These amounts are based upon management's estimates and the actual results could differ from these estimates.

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

Note 6 Line of Credit

In July 1999, the Company renegotiated its line of credit of $250,000, maturing in July 2000. Interest is payable monthly at an interest rate of 1% above the lender's prevailing base rate. The line is collateralized by substantially all of the assets of the Company. During the six months ended September 30, 1999, the Company had borrowed all of the $250,000. In November 1999, the Company repaid $50,000. At December 31, 1999, the Company had an outstanding balance of $200,000.

                        TEL-INSTRUMENT ELECTRONICS CORP.
                        --------------------------------
               NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
               ---------------------------------------------------

Note 7 Government and Commercial Sales

In 1999, the Company adopted SFAS 131. The prior years information has been restated to present the Company's government and commercial activities.

The Company is organized on the basis of its avionics products. The government segment consists primarily of the sale of test equipment to U.S. and foreign governments and militaries either direct or through distributors. The commercial segment consists mostly of sales of test equipment to domestic and foreign airlines and to commercial distributors. The Company primarily develops and designs test equipment for the avionics industry and, where appropriate, the Company's products are designed to be sold in both the government and commercial markets.

The table below presents information about sales and gross margin. Costs of sales includes certain allocation factors for indirect costs.

                                     Three Months Ended                        Three Months Ended
                                      December 31, 1999                         December 31, 1998
                               Government         Commercial            Government        Commercial
                               ----------         ----------            ----------        ----------
        Sales               $  1,110,275         $  299,715           $  584,490         $  388,446

        Cost of Sales            529,929            147,101              229,653            116,957
                            ------------         ----------           ----------         ----------
        Gross Margin        $    580,346         $  152,614           $  354,837         $  271,489
                            ============         ==========           ==========         ==========


                                      Nine Months Ended                         Nine Months Ended
                                      December 31, 1999                         December 31, 1998
                               Government        Commercial             Government        Commercial
                               ----------        ----------             ----------        ----------
        Sales               $  2,474,990         $1,383,623           $1,385,702         $1,278,103
        Cost of Sales          1,175,818            601,632              616,586            494,834
                            ------------         ----------           ----------         ----------
        Gross Margin        $  1,299,172         $  781,991           $  769,116         $  783,269
                            ============         ==========           ==========         ==========

Note 8 Note Payable - Related party

The note due March 31, 1999 was extended until March 31, 2000.

Note 9 Convertible Subordinated Note - Related party

The maturity date of this note was extended to March 31, 2000.

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

Overview

The Company has now received orders from the U.S. Navy for a total of 923 IFF (Identification, Friend or Foe) Transponder Set Test Sets (TSTS) with a value totaling over $11,800,000. The contract with the U.S. Navy includes options for up to 1,300 units against which the 923 have been ordered, the remainder of which the U.S. Navy can exercise, on behalf of all U.S. military services, through calendar year 2001. However, there can be no assurance that the U.S. Navy will exercise all or any additional of its purchase options under this contract. The Company expects to begin shipping these units at the end of the fourth quarter of the current fiscal year. These orders represent a significant milestone for the Company and also represent the successful culmination of a major Company funded research and development effort.

In January 2000, the Company received from Marconi Communications, through its Italian intermediary, M.P.G. Instruments s.r.l., a contract in the amount of $680,000 for Precision DME (Distance Measuring Equipment) Bench Test Sets. This contract is incremental to the contract received in May 1999 for Precision DME Ramp Test Sets in the amount of $396,262. Precision DME is directly solely to the European market. The Company will design and build the Bench Test Set and expects to begin delivering these units in early calendar year 2001.

The Company's backlog currently exceeds $15,000,000. This backlog is deliverable over the next few years.

In summary, sales for the nine months ended December 31, 1999 increased $1,194,808 (44.9%) to $3,858,613 as compared to the same period in the prior fiscal year. For the nine months ended December 31, 1999, the Company generated income before taxes of $237,130 as compared to a loss of $19,906 for the nine months ended December 31, 1998. The Company continues to invest heavily in engineering, research, and development as the Company continues to develop other products for targeted markets.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
        RESULTS OF OPERATIONS AND FINANCIAL CONDITION (continued)

Results of Operations (continued)

Sales

Total sales increased $437,054 (44.9%) and $1,194,808 (44.9%) for the three and nine months ended December 31, 1999, respectively, as compared to the same periods in the prior fiscal year.

Government sales increased $525,785 (90.0%) and $1,089,288 (78.6%) for the three and nine months ended December 31, 1999, respectively, as compared to the three and nine months ended December 31, 1998. The increase in government sales is attributed to the sales of the T-47 family of IFF test sets to both domestic and international customers, including the T-47CC which incorporates a directional antenna, the T-47N which includes an interrogator function and the T-49CF which incorporates test scenarios required by the U.S. Air Force. In addition, the Company recorded sales of $178,578 and $275,060 for the three and nine months ended December 31, 1999, respectively, associated with the documentation and test portion of the U.S. Navy T-47M contract.

Although commercial sales decreased $88,731 (22.8%) for the three months ended December 31, 1999 as compared to the three months ended December 31, 1998 they increased $105,520 (8.3%) for the nine months ended December 31, 1999 as compared to the same period last year. There is no assurance that the positive trend for the first nine months of the current fiscal year will continue as the Company has experienced a decline in commercial sales during the last two quarters as compared to the same periods in the prior fiscal year. The increase is sales in both the commercial and government segments is also contributed to the efforts of our international distributors.

Gross Margin

Gross margin increased $106,634 (17.0%) and $528,778 (34.1%) for the three and nine months ended December 31, 1999 as compared to the same periods in the prior fiscal year. The increase in gross margin, for the most part, is attributed to the higher volume. Gross margin has been negatively affected as a result of the introduction of new products and the associated learning curve in building these more sophisticated products. The gross margin percentage for the three months ended December 31, 1999 was 52.0% as compared to 64.4% for the three months ended December 31, 1998. The gross margin percentage for the nine months ended December 31, 1999 was 53.9% as compared to 58.3% for the nine months ended December 31, 1998. The gross margin percentage was lower in the current fiscal year as a result of the increase in sales to distributors (sales to distributors are sold at a discount from standard list prices), additional costs associated with the introduction of new products, and the associated learning curve and the lower gross margin on sales associated with the documentation and test portion of the U.S. Navy T-47M contract

Operating Expenses

Selling, general and administrative expenses increased $36,549 (15.7%) and $131,561 (18.6%) for the three and nine months ended December 31, 1999 as compared to the three and nine months ended December 31, 1998. This increase is attributed to higher sales and marketing expenses, an increase in salaries, and the addition to staff of a Director of Finance.

Item 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

Results of Operations (continued)

Operating Expenses (continued)

Engineering, research and development expenses increased $108,720 (39.8%) and $120,477 for the three and nine months ended December 31, 1999 as compared to the same period last year. These expenditures are primarily associated with the finalization of the design of the T-47M IFF test sets for the U.S. Navy and the development of additional products, such as the T-47CC, T-47N, and the T-36M.

Income Taxes

For the nine months ended December 31, 1999, the Company, in accordance with FASB 109, recorded a net tax benefit of $290,267, which represents the effective federal and state tax rate on the Company's net income before taxes of $237,130 in the amount of $94,733 and reduced its valuation allowance in the amount of $385,000. For the nine months ended December 31, 1998, the Company recorded a deferred income tax benefit of $7,952, which represents the effective federal and state tax rate on the Company's net loss before taxes of $19,906. The Company currently does not have any federal tax liability. (See Note 4 to Notes to Condensed Comparative Financial Statements).

Liquidity and Capital Resources

At December 31, 1999 the Company had positive working capital of $760,361 as compared to $507,582 at March 31, 1999. For the nine months ended December 31, 1999, cash used in operations was $26,507 as compared to $474,680 for the nine months ended December 31, 1998. This reduction in cash used in operations is primarily attributed to the improvement in the Company's operating income. Increases in accounts receivable and inventories were partially offset by the Company's operating income, borrowings from the bank in the amount of $200,000, and increases in accounts payable and other accrued liabilities.

The Company had a line of credit from Summit Bank for $350,000, which was originally scheduled to expire in July 1999, however, the bank renewed the line of credit until July, 2000 with a maximum credit of $250,000. As of December 31, 1999, the Company had an outstanding loan balance of $200,000.

Based upon the current backlog and available working capital, the Company believes that it has sufficient working capital to fund its plans for the next twelve months. At present, the Company does not expect to incur significant long-term needs for capital outside of its normal operating activities. However, the Company continues to seek additional credit in order to fund opportunities that may arise.

There was no significant impact on the Company's operations as a result of inflation for the nine months ended December 31, 1999.

These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended March 31, 1999.

Year 2000 Issue

The Company is not aware of any problems associated with the Year 2000 issue and, as such, has experienced no disruption in its operations.

Part II Other Information

Item 4 Submission of Matters to a Vote of Security Holders

(a) The Annual Meeting of Shareholders was held on December 1, 1999 (the "Annual Meeting").

(b) Not applicable because (i) proxies for the Annual Meeting were not solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934; (ii) there was no solicitation in opposition to management's nominees as listed in the Company's proxy statement; and (iii) all of such nominees were elected.

(c) At the Annual Meeting, the Company's shareholders voted in favor of management's nominees for election as directors of the Company as follows:

                                            For                      Against
                                            ---                      -------

     Harold K. Fletcher                  1,626,941                      0

     George F. Leon                      1,626,941                      0

     Robert J. Melnick                   1,626,941                      0

     Jeff C. O'Hara                      1,626,941                      0

     Robert J. Walker                    1.626,941                      0

The    shareholders    also   voted   all   1,429,941   shares   in   favor   of
PricewaterhouseCoopers L.L.P. as the Company's certified public accountants for the fiscal year ending March 31, 2000.

(d)   Not applicable

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             TEL-INSTRUMENT ELECTRONICS CORP.


Date:   February 14, 2000                    By: /s/ Harold K. Fletcher
                                                 ----------------------
                                                 Harold K. Fletcher
                                                 Chairman and President

Date:   February 14, 2000                     By:/s/ Joseph P. Macaluso
                                                 ----------------------
                                                 Joseph P. Macaluso
                                                 Principal Accounting Officer