Form 10-K
period 2000-03-31
TEL INSTRUMENT ELECTRONICS CORP
filed 2000-07-14
CIK 96885

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the fiscal year                                       Commission File No.
ended March 31, 2000                                            33-18978

                        TEL-INSTRUMENT ELECTRONICS CORP.
      --------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

       New Jersey                                        22-1441806
------------------------                    ------------------------------------
(State of incorporation)                    (IRS Employer Identification Number)

       728 Garden Street
    Carlstadt, New  Jersey                                         07072
----------------------------------------                         ----------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code:   (201) 933-1600

Securities registered pursuant to Section 12(b) of the Act:

                   None
--------------------------------------------

Securities registered pursuant to Section 12(g) of the Act:

                   None
--------------------------------------------

Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X . No   .
                                      ---    ---

The aggregate market value of the voting Common Stock (par value $.10 per share) held by non-affiliates on June 12, 2000 was $2,518,697 using the price of the last trade on June 12, 2000.

2,113,290 shares of Common Stock were outstanding as of June 12, 2000.

Total Pages - 42

Exhibit Index - pages  40-41

                                     PART I

Item 1. Business

      General

      Tel-Instrument Electronics Corp. ("Tel" or the "Company") designs, manufactures and sells test equipment to the general aviation and commercial aviation market and to the government/military aviation market, both domestically and internationally. The Company has been in business since 1947.

      Tel's instruments are used to test navigation and communications equipment installed in aircraft and range in list price from $7,000 to $60,000 per unit. Tel is constantly revising and improving its test instruments (see "Research and Development") in anticipation of customers' needs. The development of multifunction "smart" testers, for example, has made it easier for customers to perform ramp tests with less training.

      For the year ended March 31, 2000, sales increased to over $5,000,000 and the Company generated income before taxes of approximately $359,000 (see
      Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations).

      Management continues to be encouraged about the future as a result of its substantial backlog, the unexpected increase in commercial sales, efforts of its international distributors, the progress on the project for Precision DME ramp and bench testers for Marconi Communications, Italy, the European prime contractor, and other products under development. The current backlog exceeds $16,000,000, and includes approximately $12,600,000 in orders from the U.S. Navy for the AN/APM 480 Test Sets. This backlog will be shipped over the next few years.

      The Company continues to focus its efforts in the government market and has been very active in responding to requests from the U.S. Government for quotations, in addition to adapting its product designs to respond to these requests.

      On August 12, 1997, the Company received notice that it was awarded a major contract from the U.S. Navy ("Navy"). The initial order is for $949,324 to provide five AN/APM 480 (Identification Friend or Foe) test sets for Navy evaluation and for the associated testing and documentation. The awarding of this contract represented a major milestone for the Company and its engineering efforts since this contract could be a significant source of future revenues. This contract includes options for up to 1,300 units which the Navy can exercise through calendar year 2001. The Company has completed the testing portion of this contract and has received orders for 963 units. The Company began shipping the production units in June 2000. There is no assurance that all of these options will be exercised by the Navy or that the gross margin on this contract will be at the historical level.

      In June 2000, the Company received a substantial order from a major freight carrier through its domestic distributor for commercial test sets with a sales value exceeding $900,000.

      The table below sets forth the composition of Tel's sales for the last three fiscal years.

                               Year Ended      Year Ended      Year Ended
                                March 31,       March 31,       March 31,
                                  2000            1999            1998
                                  ----            ----            ----

               Commercial      $1,957,859      $1,753,723      $1,489,563
               Government       3,172,923       1,730,776       2,469,679
                               ----------      ----------      ----------
               Total            5,130,782       3,484,499       3,959,242
                               ==========      ==========      ==========

      In the fiscal year ended March 31, 1995, Tel won a competitive solicitation from the U.S. Air Force (USAF) for the Model T-30CM. Sales derived from this contract represented 34% of total government sales for the year ended March 31, 1998. This contract was completed in the third quarter of fiscal year 1998, and the Company derived no revenues from this contract in fiscal years 1999 and 2000.

      Foreign commercial sales are made direct, through American export agents or the Company's international distributors at a discount reflecting the 15% selling commission under oral, year-to-year arrangements. For the years ended March 31, 2000, 1999 and 1998, foreign commercial sales were 20%, 19% and 21%, respectively, of total commercial sales.

      In June 1998, the Company signed an exclusive distribution agreement with Muirhead Avionics based in the United Kingdom to represent the Company in parts of Europe. Sales to Muirhead represented approximately 5% and 10% of total sales for the fiscal years 2000 and 1999, respectively.

      In December 1998, the Company received a $447,000 contract to supply T-47CC ramp test sets to the Australian military through Milspec Services, the Company's exclusive distributor in Australia and New Zealand. This test set incorporates a recently developed directional antenna to the T-47C, and the Company delivered these units in fiscal year 2000. Sales to this distributor represented approximately 12% of total sales for fiscal year 2000.

      In May 1999, the Company received a $396,262 order for its Precision DME ramp test units from Italy. These units were delivered in the first quarter of fiscal year 2001. In addition, the Company received a contract for $680,000 to develop a Precision DME bench test set from this same customer.

      Tel sells its products either directly or through distributors to its many domestic commercial customers. One domestic commercial customer accounted for 11% of commercial sales in fiscal year 2000. There is no written agreement with these distributors who receive a 15% discount for stocking and selling these products. Tel also gives a 5% to 10% discount to non-stocking distributors, depending on their sales volume and promotional effort. Independent sales representatives receive 5% to 10% commissions, depending on their sales volume and promotional efforts. One domestic distributor accounted for approximately 10%, 13% and 15% of commercial sales for the years ended March 31, 2000, 1999 and 1998, respectively.

      Set forth below is Tel's backlog at March 31, 2000, 1999, and 1998.

                            Commercial       Government         Total
                            ----------       ----------         -----

       March 31, 2000      $   665,072      $14,355,429      $15,020,501
       March 31, 1999      $   379,404      $ 2,338,011      $ 2,717,415
       March 31, 1998      $    65,800      $ 1,655,678      $ 1,721,478

      Tel believes that most of the backlog at March 31, 2000 will be delivered during the next few fiscal years.

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

      Markets and Competition

      The Company  operates its commercial and military  business as one market,
      using  best  commercial   practice  in  manufacturing   products  for  the
      government.

      The general aviation market consists of some 1,000 repair and maintenance service shops, at private and commercial airports in the United States, which purchase test equipment to assist in the repair of aircraft electronics. The commercial aviation market consists of approximately 80 domestic and foreign commercial airlines.

      The civilian market for avionic testing equipment is dominated by three manufacturers, of which Tel is believed to be the third largest. In the general aviation and airline market, Tel competes principally with IFR, an independent firm, and with JC Air, a division of BF Goodrich. This market is relatively small and highly competitive. Tel has generally been successful because of its high quality products, prices, and responsive service. Tel also provides customers with calibration and repair services. At this time, the Company believes that the foreign commercial market represents a better opportunity than the U.S. commercial market for growth. The foreign market is larger than the domestic market and many foreign airlines are upgrading to meet U.S. requirements. The Company has entered into distribution arrangements with Muirhead to distribute in Europe and with an exclusive distributor in Australia and New Zealand. Additionally, the Company entered into an agreement with M.P.G. Instruments S.R.L., wherein this distributor will have the exclusive sales rights for Precision DME ramp and bench test units. The Company continues to explore additional opportunities in other parts of the world.

      Future domestic growth will depend on whether the U.S. Federal Aviation Administration (FAA) implements plans to upgrade the U.S. air traffic control system and on continuing recent trends towards more sophisticated avionics systems, both of which would require the design and manufacture of new test equipment. The Company continues to analyze the needs of the market, in order to develop new and improved instruments to meet emerging FAA requirements, and to redesign models to add functions and reduce the cost. The Company believes its test equipment is recognized by its customers for its quality, durability, reliability, and affordability.

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

      Because of the larger size of the military market, in contrast to the civilian market, Tel has been increasing its efforts to obtain military contracts and sub-contracts. Although it is anticipated that the total defense budget will continue to decline, management believes that the portion devoted to operation and maintenance of existing and improved avionics will be less adversely affected. Tel has increased its concentration on meeting end user needs by modifying commercial designs to satisfy special government/military requirements. This approach has enabled Tel to sell the T-30D, T-36M, T-48I, T-47 family and T-49 family to government agencies and prime contractors.

      Tel's ability to compete in both the civil and the military aviation market has been restricted in the past because of limited financial resources. Tel has no patents or licenses which are material to its business.

      Research and Development

      In the fiscal years ended March 31, 2000, 1999 and 1998, Tel spent $1,051,833, $1,204,077, and $902,250, respectively, on the research and development of new and improved products. None of these amounts was sponsored by customers. Tel's management believes that continued and increased expenditures for research and development are necessary to enable Tel to expand its sales and generate profits.

      The decrease in expenditures in fiscal year 2000 is associated with certain development activities that were funded through contracts and, therefore, included in cost of sales. Engineering, research and development expenditures in 2000 were directed primarily toward finalization of the design of the AN/APM 480, the T-36M, and new products for other targeted markets, such as the T-49CF, T-47CC, T-48IC, and T-47N. The Company owns all of these designs.

      Personnel

      At June 12, 2000, Tel has twenty-two employees in manufacturing, materials management, and quality assurance, nine in administration and sales, and six in research and development, none of whom belongs to a union. While the job market is tight, especially for technical personnel, Tel has generally been able to add personnel as required. The Company also uses several part-time consultants on an as needed basis. During fiscal year 2000, the Company employed a number of engineering consultants to finalize the development of the AN/APM 480 test sets for the U.S. Navy.

Item 2. Properties

      The Company leases 11,164 square feet in Carlstadt, New Jersey as its manufacturing plant and administrative offices, pursuant to a ten year lease expiring in August, 2008. Tel is unaware of any environmental problems in connection with its location and, because of the nature of its manufacturing activities, does not anticipate such problems. The Company is contemplating leasing additional space to accommodate future growth.

Item 3. Pending Legal Proceedings

      There are no material pending legal proceedings.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

      Market Information

      There has been no established public trading market for Registrant's Common Stock. Subsequent to the public offering of the Company's Common Stock in December 1988, the Common Stock has traded sporadically in the over-the-counter market. During the fiscal year ended March 31, 2000, the Company's Common Stock had the high and low bids of $3.75 and $1.25, respectively. These quotations reflect inter-dealer prices, without retail markup or commission and may not necessarily represent actual transactions. On June 12, 2000, the bid was $2.25 and the ask was $2.50.

      Approximate Number of Equity Security Holders

                                                  Number of Record
                                                    Holders as of
      Title of Class                               March 31, 2000
      -----------------------------------------------------------

      Common Stock, par value                            838
        $.10 per share

      Dividends

      Registrant has not paid dividends on its Common Stock and does not expect to pay such dividends in the foreseeable future.

Item 6.       Selected Financial Data

                                                                          Years Ended March 31,
                                              ---------------------------------------------------------------------------
                                                  2000            1999            1998            1997            1996
                                                  ----            ----            ----            ----            ----
Statement of Operations Data:
 Net revenues                                 $ 5,130,782     $ 3,484,499     $ 3,959,242     $ 3,165,674     $ 2,318,088
                                              -----------     -----------     -----------     -----------     -----------

 Operating costs and expenses:
 Cost of sales                                  2,489,769       1,559,992       1,559,542       1,325,659       1,022,942
 Selling, general and administrative            1,165,844         920,547         909,505         854,093         739,912
 Engineering, research and development          1,051,833       1,204,077         902,250         486,884         390,399
                                              -----------     -----------     -----------     -----------     -----------
                                                4,707,446       3,684,616       3,371,297       2,666,636       2,153,253
                                              -----------     -----------     -----------     -----------     -----------

 Income (loss) from operations                    423,336        (200,117)        587,945         499,038         164,835

 Other expenses, net                              (64,378)        (44,149)        (68,847)        (57,954)        (69,156)
                                              -----------     -----------     -----------     -----------     -----------

 Diluted income/(loss) before income taxes        358,958        (244,266)        519,098         441,084          95,679

 Benefit from income taxes (1)                    241,595          97,585          58,719         340,200              --
                                              -----------     -----------     -----------     -----------     -----------

 Net income (loss)                            $   600,553     $  (146,681)    $   577,817     $   781,284     $    95,679
                                              ===========     ===========     ===========     ===========     ===========

 Diluted income/(loss) per common share       $      0.28     $     (0.07)    $      0.28     $      0.41     $      0.04
                                              ===========     ===========     ===========     ===========     ===========


                                                                          Years Ended March 31,
                                              ----------------------------------------------------------------------------
                                                   2000           1999            1998            1997             1996
                                                   ----           ----            ----            ----             ----
Balance Sheet Data:
 Working capital (deficiency)                 $   921,130     $   507,582     $   864,061     $   440,978     $  (500,199)

  Total assets                                  3,932,765       2,218,508       1,941,141       1,648,066         824,606

  Long-term debt                                  301,682         266,486         300,000         365,000         100,000

  Redeemable preferred stock                           --              --              --              --         606,643

  Stockholders' equity (deficiency)             1,522,047         919,093       1,060,068         455,254      (1,118,364)

(1) Income taxes recorded in accordance with FASB 109.

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

      Results of Operations 2000 Compared to 1999

      Overview

      For the year ended March 31, 2000 sales increased 47% to $5,130,782 and net income before taxes increased to $358,958.

      The Company has completed the design and testing for the U.S. Navy IFF (Identification, Friend or Foe) Transponder Set Test Sets ("AN/APM 480"). The Company has received orders from the U.S. Navy for a total of 963 units of the AN/APM 480 with a value totaling over $12,500,000. The contract with the U.S. Navy includes options for up to 1,300 units against which the 963 have been ordered, the remainder of which the U.S. Navy can exercise, on behalf of all U.S. military services, through calendar year 2001. However, there can be no assurance that the U.S. Navy will exercise any additional of its purchase options under this contract. The Company began shipping these units in June 2000. The units under this contract will be shipped over the next few fiscal years. These orders represent a significant milestone for the Company and also represent the successful culmination of a major Company funded research and development effort.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

      Results of Operations 2000 Compared to 1999 (Continued)

      In January 2000, the Company received from Marconi Communications, through its Italian intermediary, M.P.G. Instruments s.r.l., a contract in the amount of $680,000 for Precision DME (Distance Measuring Equipment) Bench Test Sets. This contract is incremental to the contract received in May 1999 for Precision DME Ramp Test Sets in the amount of $396,262. At this time, Precision DME is directly solely to the European market. The Company will design and build the Bench Test Set and expects to begin delivering these units in early calendar year 2001. The order for the Precison DME Ramp Test Sets was delivered in the first quarter of fiscal year 2001.

      The Company's backlog currently exceeds $16,000,000. This backlog is deliverable over the next few years.

      See Note 1 to Financial Statements.

      Sales

      Total sales increased $1,646,283 (47.2%) for the year ended March 31, 2000 as compared to the year ended March 31, 1999.

      Government sales increased $1,442,147 (83.3%) for the year ended March 31, 2000 as compared to the prior fiscal year. The increase in government sales is attributed to the sales of the T-47 family of IFF test sets to both domestic and international customers, including the T-47CC which incorporates a directional antenna and the T-47N which includes an interrogator test function. Government sales also increased as a result of sales of the T-49CF which incorporates collision avoidance test scenarios required by the U.S. Air Force. Government sales were also positively affected by revenues associated with the documentation and test portion of the U.S. Navy AN/APM 480 contract and revenues associated with completion of certain milestones for the Company's Precision DME Bench Test Set.

      Commercial sales increased $204,136 (11.6%) for the year ended March 31, 2000 as compared to the prior fiscal year. There is no assurance that the positive trend of fiscal year 2000 will continue. However, in June 2000, the Company received a substantial order from a major freight carrier through its domestic distributor for commercial test sets with a sales value exceeding $900,000. The commercial backlog at June 12, 2000 is approximately $1,600,000. The increase is sales in both the commercial and government segments is also attributed to the efforts of our international distributors.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

      Results of Operations 2000 Compared to 1999 (Continued)

      Gross Margin

      Gross margin increased $716,506 (37.2%) for fiscal year 2000 as compared to fiscal year 1999. The increase in gross margin dollars, for the most part, is attributed to the higher volume. Gross margin, as a percentage of sales, has been negatively affected as a result of the introduction of new products and the associated learning curve in building these more sophisticated products. The gross margin percentage for the fiscal year ended March 31, 2000 was 51.5% as compared to 55.2% for the fiscal year ended March 31, 1999. The gross margin percentage was lower in the current fiscal year as a result of the increase in sales to distributors (sales to distributors are sold at a discount from standard list prices). In addition, the lower gross margin percentage is attributed to the lower gross profit on revenues associated with the documentation and test portion of the U.S. Navy contract.

      Operating Expenses

      Selling, general and administrative expenses increased $245,297 (26.6%) for the year ended March 31, 2000 as compared to the prior fiscal year. This increase is attributed to higher sales and marketing expenses, an increase in salaries, and the addition to staff of a Director of Finance. In March 2000, the Company hired a Director of Business Development to oversee its marketing and sales activities.

      Engineering, research and development expenses decreased $152,244 (12.6%) for the year ended March 31, 2000 as compared to the same period last year. The decrease is associated with certain activities that were funded through contracts and, therefore included in cost of sales. However, the Company continued its development efforts which were directed primarily toward the finalization of the design of the AN/APM 480 IFF test sets for the U.S. Navy, the T-36M, and the upgrading of additional products, such as the T-49CF, T-47CC, and the T-47N.

      Income Taxes

      For the year ended March 31, 2000, the Company, in accordance with FASB 109, recorded a net tax benefit of $241,595, which represents (1) the effective federal and state tax rate on the Company's net income before taxes and (2) reduced its valuation allowance and other items in the amount of $385,000 and credited this amount to benefit from income taxes. For the year ended March 31, 1999, the Company recorded a deferred income tax benefit of $97,585, which represents the effective federal and state tax rate on the Company's net loss before taxes of $244,266. The Company currently does not have any federal tax liability. (See Note 9 to Notes to Financial Statements).

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

      Engineering, research, and development expenditures increase $301,827, or 33.5%, for the twelve-month period ended March 31, 1999, as compared to the same twelve-month period in the prior fiscal year. Engineering, research, and development expenditures represented 34.6% and 22.8% of sales for the years ended March 31, 1999 and March 31, 1998, respectively. These expenditures reflect the Company's commitment and effort to develop new products and maintain its competitiveness within the industry. Research and development expenditures in 1999 were directed primarily on finalization of the design of the T-47M for the U.S. Navy and new products for other target markets, including the T-47CF, T-47CC, T-48IC, and the T-47N. Fiscal year 1999 was also impacted by higher recruitment and relocation expenses for new engineers.

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

      Liquidity and Capital Resources

      During fiscal year 2000 working capital increased $413,538 to $921,130 as compared to $507,582 at March 31, 1999. For the year ended March 31, 2000, cash used in operations was $96,775 as compared to $421,576 for the year ended March 31, 1999. This reduction in cash used in operations is primarily attributed to the improvement in the Company's operating income. Increases in accounts receivable and inventories were partially offset by the Company's operating income, borrowings from the bank in the amount of $250,000, proceeds from a loan on an insurance policy, and increases in accounts payable and other accrued liabilities.

      The Company has a line of credit from Summit Bank for $250,000, which was originally scheduled to expire in July 2000. However, the Company received a 60 day extension to the agreement. As of March 31, 2000, the Company had an outstanding loan balance of $250,000. The Company is currently discussing with the bank increasing its credit line based upon its current backlog, which exceeds $16,000,000, its increased accounts receivable, its profitability in four out of the last five years, and its positive outlook for the future.

      In the first quarter of fiscal year 2001, the Company began shipping AN/APM 480s to the U.S. Navy and also shipped all the T-76 Ramp Test Sets under the contract with M.P.G. Instruments for Marconi Communications. Management believes that these events will have a positive effect on the Company's cash flow.

      Based upon the current backlog and available working capital, the Company believes that it has sufficient working capital to fund its plans for the next twelve months. At present, the Company does not expect to incur significant long-term needs for capital outside of its normal operating activities. However, the Company continues to seek additional funding to help finance the growth of the Company.

      There was no significant impact on the Company's operations as a result of inflation for the year ended March 31, 2000.

      Year 2000 Issue

      The Company is not aware of any problems associated with the Year 2000 issue and, as such, has experienced no disruption in its operations.

      Item 8. Financial Statements and Supplementary Data

                                                                 Pages
                                                                 -----

      (1)  Financial Statements:

           Report of Independent Accountants                      16

           Balance Sheets - March 31, 2000 and 1999               17

           Statements of Operations - Years Ended
              March 31, 2000, 1999 and 1998                       18

           Statements of Changes in Stockholders'
              Equity - Years Ended March 31,
              2000, 1999 and 1998                                 19

           Statements of Cash Flows - Years Ended
               March 31, 2000, 1999 and 1998                      20

           Notes to Financial Statements                         21-35

      (2)  Financial Statement Schedule:

           II - Valuation and Qualifying Accounts                 36

      Financial statement schedules not included in this annual report on Form 10-K have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Report of Independent Accountants

      To the Stockholders and Board of Directors of Tel-Instrument Electronics Corp.

      In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Tel-Instrument Electronics Corp. (the "Company") at March 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2000, in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule included in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

      PricewaterhouseCoopers LLP

      June 9, 2000, except for the second paragraph of Note 1, as to which date is June 22, 2000.

                        TEL-INSTRUMENT ELECTRONICS CORP.


      Balance Sheets
                                                                                       March 31,
                                                                              -----------     -----------
                                     ASSETS                                       2000            1999
                                                                              -----------     -----------
Current assets:
        Cash                                                                  $   172,836     $    70,617
        Accounts receivable, net of allowance for doubtful
           accounts of $11,598 and $15,585 at March 31,
           2000 and 1999, respectively                                          1,099,425         638,721
        Inventories, net                                                        1,486,885         713,700
        Prepaid expenses and other current assets                                  56,020          39,173
        Deferred income tax benefit - current                                     215,000          78,300
                                                                              -----------     -----------

             Total current assets                                               3,030,166       1,540,511

Office and manufacturing equipment, net                                           350,872         130,901
Other assets                                                                       28,628         128,892
Deferred income tax benefit                                                       523,099         418,204
                                                                              -----------     -----------

Total assets                                                                  $ 3,932,765     $ 2,218,508
                                                                              ===========     ===========
                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Convertible note payable - related party - current portion              $   150,000     $   100,000
      Convertible subordinated  note - related party                               15,000          15,000
      Line of credit                                                              250,000              --
      Capitalized lease obligations - current portion                              56,376           9,667
      Accounts payable                                                            746,863         302,435
      Advance payments                                                            176,193         134,767
      Accrued payroll, vacation pay and deferred wages                            350,286         218,289
      Accrued expenses - related parties                                          132,912          84,779
      Other accrued expenses                                                      231,406         167,992
                                                                              -----------     -----------

             Total current liabilities                                          2,109,036       1,032,929

Convertible note payable - related party                                          200,000         250,000
Capitalized lease obligations - excluding current portion                         101,682          16,486
                                                                              -----------     -----------

         Total liabilities                                                      2,410,718       1,299,415

Stockholders' equity
       Common stock, par value $.10 per share, 2,113,290 and 2,109,957
        Issued and outstanding as of March 31, 2000 and 1999, respectively        211,332         210,998
       Additional paid-in capital                                               3,927,921       3,925,854
       Accumulated deficit                                                     (2,617,206)     (3,217,759)
                                                                              -----------     -----------

             Total stockholders' equity                                         1,522,047         919,093
                                                                              -----------     -----------

      Total liabilities and stockholders' equity                              $ 3,932,765     $ 2,218,508
                                                                              ===========     ===========

The accompanying notes are an integral part of the financial statements

TEL-INSTRUMENT ELECTRONICS CORP.
Statements of Operations

                                                            For the years ended March 31,
                                                      ----------------------------------------
                                                         2000           1999           1998
                                                      ----------     ----------     ----------
Sales - commercial, net                               $1,957,859     $1,753,723     $1,489,563
Sales - government, net                                3,172,923      1,730,776      2,469,679
                                                      ----------     ----------     ----------

              Total Sales                              5,130,782      3,484,499      3,959,242

Cost of sales                                          2,489,769      1,559,992      1,559,542
                                                      ----------     ----------     ----------

              Gross margin                             2,641,013      1,924,507      2,399,700
                                                      ----------     ----------     ----------

Operating expenses:
  Selling, general and administrative                  1,165,844        920,547        909,505
  Engineering, research and development                1,051,833      1,204,077        902,250
                                                      ----------     ----------     ----------

              Total operating expenses                 2,217,677      2,124,624      1,811,755
                                                      ----------     ----------     ----------

                 Income (loss) from operations           423,336       (200,117)       587,945

Other income/(expense):
              Interest income                              9,682          8,637         27,872
              Interest expense                           (37,136)       (16,736)       (60,669)
              Interest  expense -  related parties       (36,924)       (36,050)       (36,050)
                                                      ----------     ----------     ----------


Income (loss) before income taxes                        358,958       (244,266)       519,098

Benefit from income taxes                                241,595         97,585         58,719
                                                      ----------     ----------     ----------

   Net Income (loss)                                  $  600,553     $ (146,681)    $  577,817
                                                      ==========     ==========     ==========

Income (loss) per common share:
              Basic                                   $     0.28     $    (0.07)    $     0.28
                                                      ==========     ==========     ==========
              Diluted                                 $     0.28     $    (0.07)    $     0.28
                                                      ==========     ==========     ==========

Weighted average number of shares outstanding
          Basic                                        2,110,983      2,101,264      2,044,075
                                                      ==========     ==========     ==========
          Diluted                                      2,146,402      2,101,264      2,070,503
                                                      ==========     ==========     ==========

The accompanying notes are an integral part of the financial statements.

TEL-INSTRUMENT ELECTRONICS CORP.
Statements Of Changes In Stockholders' Equity (Deficiency)

------------------------------------------------------------------------------------------------------------------------
                                                         Common Stock
                                          -------------------------------------   Additional
                                                 Number of Shares                   Paid-In    Accumulated
                                           Authorized        Issued      Amount     Capital      Deficit         Total
                                          -------------------------------------   ----------   -----------    ----------
Balances  March 31, 1997                   4,000,000      2,030,948    $203,097   $3,901,052   $(3,648,895)   $  455,254

Net income                                                                                         577,817       577,817
 Issuance of common stock in connection
 With the exercise of stock purchase
  warrants                                                    2,734         273        3,828            --         4,101
Issuance of common stock in connection
  With the exercise of stock options                         61,053       6,106       16,790            --        22,896
                                          ----------      ---------    --------   ----------   -----------    ----------

Balances  March 31, 1998                   4,000,000      2,094,735    $209,476   $3,921,670   $(3,071,078)   $1,060,068

Net loss                                                                                          (146,681)     (146,681)
Issuance of common stock in connection
  With the exercise of stock options                         15,222       1,522        4,184            --         5,706
                                          ----------      ---------    --------   ----------   -----------    ----------

Balances  March 31, 1999                   4,000,000      2,109,957    $210,998   $3,925,854   $(3,217,759)   $  919,093

Net income                                                                                         600,553       600,553
Issuance of common stock in connection
With the exercise of  stock options                           3,333         334        2,067            --         2,401
                                          ----------      ---------    --------   ----------   -----------    ----------

Balances at March 31, 2000                $4,000,000      2,113,290    $211,332   $3,927,921   $(2,617,206)   $1,522,047
                                          ==========      =========    ========   ==========   ===========    ==========

The accompanying notes are an integral part of the financial statements.

TEL-INSTRUMENT ELECTRONICS CORP.

Statements Of Cash Flows
Increase (Decrease) In Cash

                                                                           For the years ended March 31,
                                                                       ------------------------------------
                                                                          2000         1999         1998
                                                                       ------------------------------------
Cash flows from operating activities:
    Net income (loss)                                                  $ 600,553    $(146,681)   $ 577,817
    Adjustments to reconcile net income to cash
       provided by operating activities:
          Deferred income taxes                                         (241,595)     (97,585)     (58,719)
          Depreciation and amortization                                   70,303       41,907       34,894
          Provision for losses on accounts receivable                     (3,987)        (479)      (6,700)
          Provision for inventory obsolescence                            14,504       (6,000)          --
          Changes in assets and liabilities:
            (Increase)/decrease in accounts receivable                  (456,717)    (263,736)     (65,069)
            (Increase)/decrease in inventories                          (787,689)    (324,670)     (30,857)
            (Increase)/decrease in prepaid expenses and other assets     (21,545)     (16,521)     (17,073)
            (Decrease)/increase in accounts payable                      444,428      233,822      (20,731)
            (Decrease)/increase in advance payments and accrued
              expenses                                                   284,970      158,367     (291,008)
                                                                       ---------    ---------    ---------

            Net cash provided by (used in) operating
                     Activities                                          (96,775)    (421,576)     122,554
                                                                       ---------    ---------    ---------

Cash flows from investing activities:
   Additions to office and manufacturing equipment                      (125,948)     (67,044)     (68,723)
   Increase in cash surrender value of life insurance                    (24,494)     (31,460)     (24,183)
                                                                       ---------    ---------    ---------

            Net cash used in investing activities                       (150,442)     (98,504)     (92,906)
                                                                       ---------    ---------    ---------

Cash flows from financing activities:
   Proceeds from loan on insurance policy                                129,456           --           --
   Proceeds from exercise of warrants and options                          2,401        5,706       26,997
   Proceeds from drawing on line of credit                               250,000       50,000           --
   Repayment of line of credit                                                --      (50,000)          --
   Repayment of capitalized lease obligations                            (32,421)        (290)          --
                                                                       ---------    ---------    ---------

            Net cash provided by financing activities                    349,436        5,416       26,997
                                                                       ---------    ---------    ---------

Net increase (decrease) in cash                                          102,219     (514,664)      56,645

Cash - beginning of year                                                  70,617      585,281      528,636
                                                                       ---------    ---------    ---------

Cash - end of year                                                     $ 172,836    $  70,617    $ 585,281
                                                                       =========    =========    =========

Supplemental information:
 Interest paid                                                         $  68,744    $  21,700    $  77,666
                                                                       =========    =========    =========
 Assets acquired through capitalized leases                            $ 164,326    $  26,443    $      --
                                                                       =========    =========    =========

The accompanying notes are an integral part of the financial statements.

TEL-INSTRUMENT ELECTRONICS CORP.

Notes To Financial Statements

1. Business, Organization, and Liquidity

      Business and Organization:

      Tel-Instrument  Electronics  Corp.  ("Tel" or the  "Company")  has been in business since 1947. The Company designs, manufactures, and markets avionic test equipment for the general and commercial aviation markets and for the government/military aviation markets. The Company's instruments are used to test navigation and communication equipment installed in aircraft. The Company sells its equipment to both the domestic and international markets.

      Liquidity:

      The Company's operations are subject to a number of risks, including but not limited to changes in the general economy, demand for the Company's products, the success of customers, research and development results, and reliance on individual contracts. The Company has a major contract with the U.S. Navy to sell in excess of 960 units of the AN/APM 480 for approximately $12,500,000. During the year ended March 31, 2000, certain design changes from the U.S. Navy and the Company delayed shipments of the units to the U.S. Navy. The Company began shipping units to the U.S. Navy in June 2000 and expects to deliver the remaining units over the next three to four fiscal years. However, government contracts are always subject to termination.

      As of March 31, 2000, the Company had a working capital balance of $921,130, which exceeded the working capital balance at March 31, 1999 which was $508,000. The Company's $250,000 line of credit was originally scheduled to expire in July, 2000. However, the Company has received a 60-day extension to the agreement and is discussing with the bank an increase in the amount of the line, and an extension of the maturity date. If the Company's line of credit is not ultimately renewed, the Company may be required to seek alternative sources of financing. The Company's operating plan includes among other things, (i) attempting to improve operating cash flows through increased sales related to third party distributors and the anticipated execution of a large government contract,
      (ii) managing its research and development costs to its anticipated level of revenues; and (iii) other cost reduction measures. If the Company is unable to achieve its operating plan or is unable to obtain a renewal of its line of credit, or alternative sources of financing, it could have a material adverse effect on the Company's business, financial condition, or operations. The accompanying financial statements do not include any adjustments that could result there from.

TEL-INSTRUMENT ELECTRONICS CORP.

Notes To Financial Statements

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

      Concentrations of Credit Risk:

      Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable. The Company's customer base is primarily comprised of airlines, distributors, and the U.S. Government. As of March 31, 2000, the Company believes it has no concentration of credit risk with its accounts receivable. (See Note 12 to Financial Statements).

      Inventories:

      Inventories are stated at the lower of cost or market. Cost is determined on a first-in, first-out basis. In accordance with industry practice, service parts inventory is included in current assets, although service parts are carried for established requirements during the serviceable lives of the products and, therefore, not all parts are expected to be sold within one year.

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

TEL-INSTRUMENT ELECTRONICS CORP.

2. Summary of Significant Accounting Policies (Continued0

      Office and Manufacturing Equipment (continued):

      When assets are retired or otherwise disposed, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is included in the Statements of Operations.

      Research and Development Costs:

      Research and development costs are expensed as incurred.

      Income/(Loss) Per Common Share:

      The Company's basic income (loss) per share is based on net income (loss) for the relevant period, divided by the weighted average number of common shares outstanding during the period. Diluted income per share is based on net income for the relevant period, divided by the weighted average number of common shares outstanding during the period, including common share equivalents, such as outstanding stock options and warrants of 35,419 for fiscal year 2000 and 26,428 for fiscal year 1998 using the treasury stock method. Common share equivalents, such as outstanding stock options and warrants, are not included in the calculation for the fiscal year 1999, since the effect would be antidilutive.

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

      Stock Option Plan:

      The Company accounts for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Under SFAS 123 the Company provides pro forma net income and pro forma earnings per share disclosures for employee stock option grants made since fiscal year 1996 as if the fair-value-based method as defined in SFAS No. 123 has been applied.

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

      Segments

      In fiscal year 1999, the Company adopted Statement of Financial Accounting Standard 131 ("SFAS 131") Disclosures about Segments of an Enterprise and Related Information. SFAS 131, supersedes FAS 14, Financial Reporting for Segments of a Business Enterprise, replacing the "industry segment"
      approach with the "management" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. SFAS 131 also requires disclosure about products and services, geographical areas, and major customers. The adoption of SFAS 131 did not affect the Company's result of operations or financial position, but did affect the disclosure of segment information (see Note 14 to Financial Statements).

      Use of Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires that management make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The most significant estimates include income taxes, and inventory and accounts receivable valuations.

TEL-INSTRUMENT ELECTRONICS CORP.

      Reclassification

      Certain prior years amounts have been reclassified to conform to the current year presentation.

3. Accounts Receivable

      The following tabulation sets forth the components of accounts receivable:

                                                       March 31,
                                               ----------------------
                                                   2000        1999
                                               ----------    --------

       Government                              $  765,814    $474,564
       Commercial                                 345,209     179,742
       Less: Allowance for doubtful accounts      (11,598)    (15,585)
                                               ----------    --------

                                               $1,099,425    $638,721
                                               ==========    ========

4. Inventories

      Inventories consist of:

                                                       March 31,
                                               ----------------------
                                                   2000        1999
                                               ----------    --------

       Purchased parts                         $  921,185    $402,804
       Work-in-process                            609,824     340,516
       Less: Reserve for obsolescence             (44,124)    (29,620)
                                               ----------    --------

                                               $1,486,885    $713,700
                                               ==========    ========

      Work-in-process inventory includes $397,507 and $199,620 for government contracts at March 31, 2000 and March 31, 1999, respectively.

5. Office and Manufacturing Equipment

                                                       March 31,
                                               ----------------------
                                                  2000         1999
                                               ---------    ---------

       Leasehold Improvements                  $  54,640    $  54,640
       Machinery and equipment                   644,899      578,762
       Sales equipment                           150,438      100,357
       Assets under capitalized leases           190,769       26,443
       Less: Accumulated depreciation and       (689,874)    (629,301)
                                               ---------    ---------
               Amortization
                                               $ 350,872    $ 130,901
                                               =========    =========

TEL-INSTRUMENT ELECTRONICS CORP.

6. Accrued Expenses

      Accrued  payroll,   vacation  pay  and  deferred  wages  consists  of  the
      following:

                                                     March 31,
                                                -------------------
                                                  2000       1999
                                                --------   --------

       Accrued profit sharing                   $149,790   $102,970
       Accrued vacation pay                       92,585     90,687
       Accrued salary and payroll taxes           32,392     21,972
       Deferred salary and wages and interest     75,519      2,660
                                                --------   --------

                                                $350,286   $218,289
                                                ========   ========

      Other accrued expenses of $231,406 and $167,992 at March 31, 2000 and 1999, respectively, consist primarily of interest, professional service costs for legal, accounting, and consulting services, and of product related costs, such as warranty.

7. Line of Credit

      The Company has a line of credit of $250,000, maturing in July 2000. The Company has received a 60 day extension to the agreement. Interest is payable monthly at an interest rate of 1% above the lender's prevailing base rate (10% as of March 31, 2000). The line is collateralized by substantially all of the assets of the Company. At March 31, 2000, the Company had an outstanding balance of $250,000.

TEL-INSTRUMENT ELECTRONICS CORP.

8. Capitalized Lease Obligations

      The Company has entered into lease commitments for equipment that meet the requirements for capitalization. The equipment has been capitalized and shown in office and manufacturing equipment in the balance sheets. The related obligations are also recorded in the balance sheets and are based upon the present value of the future minimum lease payments with interest rates of 11% to 18%. The net book value of equipment acquired under capitalized lease obligations was $166,690 and $24,974 respectively, at March 31, 2000 and 1999.

      Commitments under these leases for the five years subsequent to March 31, 2000 are as follows:

                                                     2001        $     71,641
                                                     2002              68,920
                                                     2003              39,124
                                                     2004              34,033
                                                     2005              17,434
                                                                 -------------

      Total minimum lease payments                                    231,152
      Less amounts representing interest                               73,094
                                                                 -------------
      Present value of net minimum lease payments                     158,058
      Less current portion                                             56,376
                                                                 -------------
      Long-term capital lease obligation                         $    101,682
                                                                 =============

TEL-INSTRUMENT ELECTRONICS CORP.

9. Income Taxes

      The benefit for income taxes is comprised of the following:

                                            March 31,   March 31,    March 31,
                                              2000        1999         1998
                                           ---------    ---------    ---------
      Current:
                  Federal                  $      --    $      --    $      --

                  State and Local                 --           --           --
                                           ---------    ---------    ---------

                  Total Current Benefit    $      --    $      --    $      --
                                           =========    =========    =========

       Deferred:
                  Federal                  $(220,595)   $ (99,585)   $  (8,842)

                  State and Local            (21,000)       2,000      (49,877)
                                           ---------    ---------    ---------

                  Total Deferred Benefit   $(241,595)   $ (97,585)   $ (58,719)
                                           =========    =========    =========

      The components of the Company's deferred taxes at March 31, 2000 and 1999 are as follows:

                                                       March 31,    March 31,
                                                         2000          1999
                                                      ----------   -----------

       Net operating loss carryforwards and credits   $1,090,000   $1,275,000
       Asset reserves                                     22,000       18,000
       Deferred wages and accrued interest               190,000      142,000
       Provision for estimated expenses                  161,000      107,000
                                                      ----------   ----------

       Deferred tax asset                              1,463,000    1,542,000

       Less, valuation allowance                         724,901    1,045,496
                                                      ----------   ----------

       Deferred tax asset                             $  738,099   $  496,504
                                                      ==========   ==========

      As of March 31, 2000, the Company has Federal tax net operating loss carryforwards of approximately $2,741,000, which begin to expire in 2002. The recognized deferred tax asset is based upon the expected partial utilization of its net operating loss carryforwards

TEL-INSTRUMENT ELECTRONICS CORP.

9. Income Taxes (Continued)

      and of the deferred tax assets as the Company believes it is more likely than not that it will realize a portion of its net operating losses before they expire. The foregoing amounts are management's estimates and the actual results could differ from those estimates. Future profitability in this competitive industry depends on continually obtaining and fulfilling new profitable purchase agreements and modifying products. The inability to obtain new profitable contracts or the failure of the Company's engineering development efforts could reduce estimates of future profitability, which could effect the Company's ability to realize the deferred tax asset on the balance sheet or its loss carryforwards.

      A reconciliation of the income tax expense at the statutory Federal tax rate of 34% to the income tax expense recognized in the financial statements is as follows:

                                                                          2000         1999         1998
                                                                          ----         ----         ----
       Income tax expense - statutory rate                             $ 122,403    $ (83,050)   $ 176,500
       Income tax expenses - state and local, net of federal benefit     (13,860)       1,320      (32,919)
                                                                                                     1,320
       Change in valuation allowance                                    (320,595)    (183,731)
                                                                                                   116,415
       Federal income tax credit                                         (30,000)    (128,000)          --
                                                                                                  (128,000)
       Other                                                                 457       (4,270)     (18,569)
                                                                       ---------    ---------    ---------

       Income tax benefit recognized in the financial statements       $(241,595)   $ (97,585)   $ (58,719)
                                                                       =========    =========    =========

10. Related Party Transactions

      On March 31, 1997, the Company's Chairman/President renegotiated the terms of the non-current note payable-related party. This note, along with $250,000 of other accrued expenses due to the Company's Chairman/President, were converted into seven $50,000 convertible subordinated notes (the "Notes") totaling $350,000. The Notes are due in consecutive years beginning March 31, 1999 with the last note due March 31, 2005. In April 2000 the maturity date of the Notes due March 31, 1999 and March 31, 2000 were extended to September 30, 2000. The Notes bear interest at a rate of 10% per annum, payable semi-annually on the last day of September and March of each year. The Company is required to prepay the outstanding balance of the Notes and any accrued interest thereon, if the Company sells all or substantially all of its assets. The Notes can be converted into newly issued common shares of the Company at the conversion price of $2.50 per share. The conversion prices shall be adjusted for any stock dividends, stock issuances or capital reorganizations. The Notes may be redeemed by the Company prior to maturity upon giving written notice of not less than 30 days or more than 60 days at a redemption price equal to 120% of the principal if redeemed two years or more prior to the maturity date or 110% of the principal if redeemed more than one year, but less than two years prior to the maturity date.

TEL-INSTRUMENT ELECTRONICS CORP.

10. Related Party Transactions (Continued)

      Accrued payroll, vacation pay and deferred wages and related interest includes, $77,074 and $27,862 at March 31, 2000 and 1999, respectively, which is due to officers of the Company.

      Accrued expenses-related parties includes interest and professional fees of approximately $65,000 and $43,000 due to a non-employee officer/stockholder of the Company at March 31, 2000 and 1999, respectively. Accrued expenses - related parties includes professional fees of approximately $8,000 and $7,000 to a director/stockholder of the Company at March 31, 2000 and 1999 respectively. In addition, accrued expense - related parties includes $60,000 and $35,000 respectively at March 31, 2000 and 1999 for interest and other expenses due to the Company's Chairman/President. Tel has obtained professional services from the officer/stockholder with the related fees amounting to $42,464, $46,164 and $35,600 for the years ended March 31, 2000, 1999 and 1998, respectively. Additionally, Tel obtained professional services from the director/stockholder in the amounts of $84,000 and $76,500 for fiscal years 2000 and 1999, respectively.

      The Company's $30,000 convertible subordinated note-related party matured on March 31, 1997. The Company renegotiated such note and satisfied $15,000 of this obligation and extended the maturity date of the remaining $15,000 until March 31, 2000. In April 2000, the maturity date of the note was extended to September 30, 2000. This note accrues interest semi-annually at a rate of 7%. The subordinate note is for past professional fees and services converted into a note payable due to an officer/stockholder of the Company. The notes are convertible to common stock at the option of the holder at $1.50 per share, at any time prior to maturity.

11. Leases

      The Company rents its office space and manufacturing facility under a lease agreement expiring in August, 2008. Under terms of the lease, the Company pays all real estate taxes and utility costs for the premises.

      In addition, the Company has an agreement to lease equipment for use in the operations of the business under operating leases.

      The following is a schedule of future minimum rental payments for operating leases for the five years subsequent to the year ended March 31, 2000.

                    2001                            $    82,136
                    2002                                 79,592
                    2003                                 72,985
                    2004                                 73,514
                    2005 and thereafter                 351,681

TEL-INSTRUMENT ELECTRONICS CORP.

11. Leases (Continued)

      Total rent expense, including real estate taxes, was approximately $101,000, $83,000, and $80,000 for the years ended March 31, 2000, 1998 and 1997, respectively.

12. Significant Customer Concentrations

      For the fiscal year ended March 31, 2000, one customer represented over 12% of total sales which included commercial sales of approximately $35,000 and government sales of $587,000. This customer did not represent over 10% of sales for either fiscal year 1999 or 1998. For the fiscal year ended March 31, 1999, one customer represented over 10% of total sales which included commercial sales of approximately $77,000 and government sales of $288,000. This customer did not represent over 10% of sales for either fiscal year 2000 or 1998. Another customer represented over 10% of sales (all included in the government segment) for the fiscal year ended March 31, 1998. This customer did not represent over 10% of sales for fiscal years 2000 or 1999. As of March 31, 2000, the individual account balances represent 12% and 11% of the Company's accounts receivable. As of March 31, 2000, receivables from the U.S. government represented approximately 33% of total accounts receivable. As of March 31, 1999 two individual account balances represent 32% and 11% of the Company's accounts receivable.

13. Stock Option Plan

      The Company has a stock option plan that provides for the granting of options to employees and directors. Activity during 2000, 1999, and 1998 is summarized below (in number of options):

                                           2000       1999      1998
                                         -------    -------    -------

       Held at beginning of year          45,344     32,166     93,219
       Granted                            61,800     29,500         --
       Exercised                          (3,333)   (15,222)   (61,053)
       Canceled or expired               (18,500)    (1,100)        --
                                         -------    -------    -------

       Held at end of year                85,311     45,344     32,166
                                         =======    =======    =======

TEL-INSTRUMENT ELECTRONICS CORP.

13. Stock Option Plan (Continued)

      As of March 31, 2000, the Company had the following options outstanding:

                                              Weighted
                                              Average
           Number of                          Remaining            Options
            Options          Exercise       Contract life        Exercisable
          Outstanding         Price            (years)        At March 31, 2000
         --------------    ------------    ---------------    -----------------
                  5,000           2.375               3.2                2,000
                 11,400            1.84               4.7                    0
                  4,000            1.66               4.2                  800
                 46,400          1.5265               4.7                    0
                  2,000           1.375               3.0                  800
                  2,400            1.25               2.0                1,440
                  3,600             .72               1.2                3,600
                  1,600             .66               1.0                1,600
                  8,911            .375                .8                8,911

         --------------                                       ----------------
                 85,311                                                 19,151

      For the years ended March 31,  2000,  1999 and 1998  19,151,  15,844,  and
      16,323 of options are outstanding, vested, and exercisable.

      The per share weighted-average fair value of stock options granted for the years 2000 and 1999 were $1.43 and $1.95 respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: expected dividend yield of 0.0%, risk-free interest rate of 5%, volatility factor of 135%, and an expected life of 5 years. No stock options were granted in 1998. The Company applies Accounting Principles Board Opinion No. 25 in accounting for its stock options and, accordingly, no compensation expense has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair market value at the grant date for its stock options under SFAS No. 123, the Company's net income would not have been materially affected. The pro forma amounts are indicated below:

                                                           2000        1999
                                                         --------   ----------

       Net income (loss)- as reported                    $600,553   $(146,681)
       Net income (loss)- pro forma                       583,899    (160,135)

       Basic earnings (loss) per share - as reported     $   0.28       (0.07)
       Basic earnings (loss) per share - pro forma           0.28       (0.08)

       Diluted earnings (loss) per share - as reported   $   0.28       (0.07)
       Diluted earnings (loss) per share - pro forma         0.27       (0.08)

TEL-INSTRUMENT ELECTRONICS CORP.

13. Stock Option Plan (Continued)

      In June 1998, the Board of Directors of the Company adopted a new 1998 Stock Option Plan ("the Plan") which reserves for issuance up to 250,000 shares of its Common Stock. The Plan, which has a term of ten years from the date of adoption is administered by the Board of Directors or by a committee appointed by the Board of Directors. The selection of participants, allotment of shares, and other conditions related to the purchase of options is determined by the Board of Directors. Options granted under the Plan are exercisable up to a period of 5 years from the date of grant at an exercisable price which is not less than the fair market value of the common stock at the date of grant, except to a shareholder owning 10% or more of the outstanding common stock of the Company, at which the exercise price may not be less than 110% of the fair value of the common stock at the date of grant.

14. Segment Information

      In 1999, the Company adopted SFAS 131. Segment information has been restated to present the Company's two reportable segments, government and commercial.

      The Company evaluates the performance of its segments and allocates resources to them based on gross margin. There are no intersegment revenues.

      The Company is organized primarily on the basis of its avionics products. The government segment consists primarily of the sale of test equipment to the U.S. and foreign governments and militaries either direct or through distributors. The commercial segment consists of sales of test equipment to domestic and foreign airlines and to commercial distributors. Segment assets include accounts receivable and work-in-process inventory. Asset information, other than accounts receivable and work-in-process inventory, is not reported, since the Company does not produce such information internally. All long-lived assets are located in the U.S.

TEL-INSTRUMENT ELECTRONICS CORP.

14. Segment Information (Continued)

      The table below presents information about reportable segments for the years ending March 31:

      --------------------------------------- ----------------- ---------------- ----------------- ----------------
                                                                                 Reconciling
      2000                                    Government        Commercial       Items             Total
      --------------------------------------- ----------------- ---------------- ----------------- ----------------

      --------------------------------------- ----------------- ---------------- ----------------- ----------------
      Revenues                                      $3,172,923       $1,957,859        $       --       $5,130,782
      --------------------------------------- ----------------- ---------------- ----------------- ----------------
      Cost of Sales                                  1,596,453          893,316                --        2,489,769
      --------------------------------------- ----------------- ---------------- ----------------- ----------------

      --------------------------------------- ----------------- ---------------- ----------------- ----------------
      Gross Margin                                  $1,576,470       $1,064,543                         $2,641,013
      --------------------------------------- ----------------- ---------------- ----------------- ----------------

      --------------------------------------- ----------------- ---------------- ----------------- ----------------
      Engineering, research, and                                                        1,051,833        1,051,833
       Development
      --------------------------------------- ----------------- ---------------- ----------------- ----------------
      Selling, general, and administrative                                              1,165,844        1,165,844
      --------------------------------------- ----------------- ---------------- ----------------- ----------------

      --------------------------------------- ----------------- ---------------- ----------------- ----------------
      Interest, net                                                                      (64,378)         (64,378)
      --------------------------------------- ----------------- ---------------- ----------------- ----------------

      --------------------------------------- ----------------- ---------------- ----------------- ----------------
      (Loss) before income taxes                                                                          $358,958
      --------------------------------------- ----------------- ---------------- ----------------- ----------------

      --------------------------------------- ----------------- ---------------- ----------------- ----------------
      Segment Assets                                $1,163,321         $545,928        $2,223,516       $3,932,765
      --------------------------------------- ----------------- ---------------- ----------------- ----------------

      --------------------------------------- ----------------- ---------------- ----------------- ----------------

      --------------------------------------- ----------------- ---------------- ----------------- ----------------
      1999                                    Government        Commercial       Reconciling       Total
                                                                                 Items
      --------------------------------------- ----------------- ---------------- ----------------- ----------------

      --------------------------------------- ----------------- ---------------- ----------------- ----------------
      Revenues                                      $1,730,776       $1,753,723        $       --       $3,484,499
      --------------------------------------- ----------------- ---------------- ----------------- ----------------
      Cost of Sales                                    838,734          721,258                --        1,559,992
      --------------------------------------- ----------------- ---------------- ----------------- ----------------

      --------------------------------------- ----------------- ---------------- ----------------- ----------------
      Gross Margin                                    $892,042       $1,032,465                         $1,924,507
      --------------------------------------- ----------------- ---------------- ----------------- ----------------

      --------------------------------------- ----------------- ---------------- ----------------- ----------------
      Engineering, research, and                                                        1,204,007        1,204,077
       Development
      --------------------------------------- ----------------- ---------------- ----------------- ----------------
      Selling, general, and administrative                                                920,547          920,547
      --------------------------------------- ----------------- ---------------- ----------------- ----------------

      --------------------------------------- ----------------- ---------------- ----------------- ----------------
      Interest, net                                                                      (44,419)         (44,149)
      --------------------------------------- ----------------- ---------------- ----------------- ----------------

      --------------------------------------- ----------------- ---------------- ----------------- ----------------
      Loss before income taxes                                                                          $(244,266)
      --------------------------------------- ----------------- ---------------- ----------------- ----------------

      --------------------------------------- ----------------- ---------------- ----------------- ----------------
      Segment Assets                                  $728,497         $250,740        $1,239,271       $2,218,508
      --------------------------------------- ----------------- ---------------- ----------------- ----------------

TEL-INSTRUMENT ELECTRONICS CORP.

14. Segment Information (Continued)

     --------------------------------------- ----------------- ---------------- ----------------- ----------------
     1998                                    Government        Commercial       Reconciling       Total
                                                                                Items
     --------------------------------------- ----------------- ---------------- ----------------- ----------------

     --------------------------------------- ----------------- ---------------- ----------------- ----------------
     Revenues                                      $2,469,670       $1,489,563        $       --       $3,959,242
     --------------------------------------- ----------------- ---------------- ----------------- ----------------
     Cost of Sales                                    893,249          666,293                --        1,559,542
     --------------------------------------- ----------------- ---------------- ----------------- ----------------

     --------------------------------------- ----------------- ---------------- ----------------- ----------------
     Gross Margin                                  $1,576,421         $823,279                         $2,399,700
     --------------------------------------- ----------------- ---------------- ----------------- ----------------

     --------------------------------------- ----------------- ---------------- ----------------- ----------------
     Engineering, research, and                                                          902,250          902,250
      Development
     --------------------------------------- ----------------- ---------------- ----------------- ----------------
     Selling, general, and administrative                                                909,505          909,505
     --------------------------------------- ----------------- ---------------- ----------------- ----------------

     --------------------------------------- ----------------- ---------------- ----------------- ----------------
     Interest, net                                                                      (68,847)         (68,847)
     --------------------------------------- ----------------- ---------------- ----------------- ----------------

     --------------------------------------- ----------------- ---------------- ----------------- ----------------
     Income before income taxes                                                                          $519,098
     --------------------------------------- ----------------- ---------------- ----------------- ----------------

     --------------------------------------- ----------------- ---------------- ----------------- ----------------
     Segment Assets                                  $143,987         $395,552        $1,401,602       $1,941,141
     --------------------------------------- ----------------- ---------------- ----------------- ----------------

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

      Foreign sales are based on the country in which the customer is located. Foreign sales were approximately $1,495,000, $833,000 and $1,150,000 for the years ended March 31, 2000, 1999, and 1998, respectively. All other sales were to customers located in the U.S.

      For the fiscal years ended March 31, 2000 and 1999, there was a domestic commercial customer that accounted for approximately 11% of total commercial sales in each year. One domestic distributor accounted for 10%, 13% and 15% of commercial sales for the years ended March 31, 2000, 1999, and 1998, respectively. No end user customer accounted for more than 10% of commercial sales for these years. Foreign commercial sales were 20%, 19% and 21% of total commercial sales for the years ended March 31, 2000, 1999 and 1998, respectively. Sales to an international distributor accounted for approximately 12% of total sales in fiscal year 2000. Sales to another international distributor accounted for 10% of total sales in fiscal year 1999. Government sales to the U.S. Air Force were 34% of total government sales for the year ended March 31, 1998.

      Sales to the U.S. Government were approximately  $968,000,  $669,000,  and
      $1,213,000   for  the  years  ended  March  31,  2000,   1999,  and  1998,
      respectively.

TEL-INSTRUMENT ELECTRONICS CORP.

Schedule II - Valuation and Qualifying Accounts

                                         Balance at    Charged to    Charged
                                         Beginning     Costs and     to Other                   Balance at
Description                              of Period     Expenses      Accounts    Deductions     End of Year
Year ended March 31, 1998:
    Allowance for doubtful
       accounts                           $65,521       $(6,700)                 $ 42,757(2)     $ 16,064
                                          =======       =======                  ========        ========

    Allowance for obsolete
    inventory                             $68,419                                $ 32,799(1)     $ 35,620
                                          =======                                ========        ========

Year ended March 31, 1999:
    Allowance for doubtful
       Accounts                           $16,064                                $    479(2)     $ 15,585
                                          =======                                ========        ========

    Allowance for obsolete
    Inventory                             $35,620       $(6,000)                                 $ 29,620
                                          =======       =======                                  ========

Year ended March 31, 2000:
    Allowance for doubtful
       Accounts                           $15,585        (3,987)                 $     --        $ 11,598
                                          =======       =======                  ========        ========

    Allowance for obsolete
       inventory                          $29,620       $20,500                     5,996(1)     $ 44,124
                                          =======       =======                  ========        ========

(1) Amounts represent disposals of obsolete inventory.

(2) Amount represents write off of accounts receivable.

TEL-INSTRUMENT ELECTRONICS CORP.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      No  disagreements   arose  between  the  Registrant  and  its  independent
      auditors' regarding accounting and financial matters during the twelve months preceding March 31, 2000.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

                        DIRECTORS AND EXECUTIVE OFFICERS

                                                                               Year First
                                                                               Elected a
      Name (age)                 Position                                       Director
      ----------                 --------                                      ----------
      Harold K. Fletcher (1)     Chairman of the Board,                          1982
        (75)                     President and Chief
                                 Executive Officer
                                 since 1982.

      George J. Leon             Director; Investment                            1986
        (56)                     Manager and beneficiary of
                                 the George Leon Family Trust
                                 (investments) since 1986.

      Robert J. Melnick          Chief Operating Officer and Vice                1998
        (65)                     President since 1999;  Marketing
                                 and Management  Consultant for the
                                 Company since 1991.

      Jeff C. O'Hara (1)         Director; Chief Financial Officer of            1998
        (42)                     Alarm Security Group; Financial
                                 Consultant from 1996 to 1998. Chief
                                 Financial Officer of Keywell Corporation.

      Robert H. Walker           Director; Retired Executive Vice                1984
        (64)                     President, Robotic Vision
                                 Systems, Inc. (design and
                                 manufacture of robotic
                                 vision systems),
                                 1983-1997.

(1) Mr. O'Hara is the son-in-law of Mr. Fletcher

TEL-INSTRUMENT ELECTRONICS CORP.

      Officers
      --------

      Donald S. Bab              Secretary and General Counsel since 1982.

      Richard J. Wixson          Vice  President and Director of  Manufacturing,
                                 employed by Tel in his present  capacity  since
                                 1987.

Item 11. Executive Compensation

      The  following  table  and  accompanying   notes  set  forth   information
      concerning compensation for the fiscal years ended March 31, 2000, 1999, and 1998.


                                                         Stock         Other
      Name and Principal Position     Year    Salary    Options    Compensation
      -------------------------------------------------------------------------

      Harold K. Fletcher              2000   $130,000                     --
      Chairman of Board               1999    100,000                     --
      President and Chief             1998    100,000                $20,000(1)

      Executive Officer

      (1) Represents bonus based on the Company's profitability.

TEL-INSTRUMENT ELECTRONICS CORP.

Item 12. Security Ownership of Certain Beneficial Owners and Management

      The following tables set forth, as of March 31, 2000, the number and percentage of the outstanding shares of common stock, beneficially owned by each director and by each beneficial owner of 5% or more of such shares, and by all officers and directors as a group.

                                             Number of Shares            Percentage
      Name and Address                       Beneficially Owned         of Class (1)
      ----------------                       ------------------         ------------
      Harold K. Fletcher, Director                496,102(2)                23.5%
      728 Garden Street
      Carlstadt, New Jersey  07072

      George J. Leon, Director                    309,787(3)                14.6%
      116 Glenview
      Toronto, Ontario
      Canada M4R1P8

      Robert J. Melnick, Director                  22,000(4)                 1.0%
      57 Huntington Road
      Basking Ridge, New Jersey  07920

      Jeff C. O'Hara, Director                    105,500                    5.0%
      Alarm Security Group
      4343 Commerce Court, Suite 600
      Lisle, Illionois  60532

      Robert H. Walker, Director                   24,516(5)                 1.2%
      425 Robro Drive East
      Hauppague, New York  11788

      Donald S. Bab, Secretary                     65,634(6)                 3.1%
      330 Madison Avenue
      New York, New York 10017

      All Officers and Directors                1,070,239(7)                50.3%
      as a Group (8 persons)

      (1) The class includes 2,113,290 shares outstanding. The common stock deemed to be owned which is not outstanding but subject to currently exercisable options is deemed to be outstanding for determining the percentage of all outstanding stock owned.

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

      (3) Includes 300,267 shares owned by the George Leon Family Trust, of which Mr. Leon is a beneficiary, and 9,520 shares subject to currently exercisable stock option. Mr. Leon disclaims beneficial ownership of the shares owned by the trust.

      (4)   Includes 2,000 shares subject to currently exercisable stock options

      (5)   Includes  5,983  shares  subject  to  currently   exercisable  stock
            options.

      (6) Mr. Bab has a convertible debenture in the amount of $15,000 that is convertible into common stock at $1.50 per share.

      (7) Includes 17,453 shares subject to currently exercisable options held by all executive offices and directors of the Company (including those individually named above).

Item 13. Certain Relationships and Related Transactions

      The disclosures required by this item are contained in Note 10 to the financial statements included on pages 29 and 30 of this document.

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 10-K

      a.) The following documents are filed as a part of this report:

                                                                      Pages
                                                                      -----
          (1) Financial Statements:

              Report of Independent Accountants                        16

              Balance Sheets - March 31, 2000 and 1999                 17

              Statements of Operations - Years Ended
              March 31, 2000, 1999 and 1998                            18

              Statements of Changes in Stockholders'
              Equity/(Deficiency) - Years Ended March 31, 2000,
              1999 and 1998                                            19

              Statements of Cash Flows - Years Ended
              March 31, 2000, 1999 and 1998                            20

TEL-INSTRUMENT ELECTRONICS CORP.

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 10-K (Continued)

                                                             Pages
                                                             -----

          Notes to Financial Statements                      21-35

     (2)  Financial Statement Schedule
          II - Valuation and Qualifying Accounts              36

      b.) No reports on Form 8-K were filed during the fourth quarter of 2000.

      c.) Exhibits identified in parentheses below on file with the Securities and Exchange Commission, are incorporated herein by reference as exhibits hereto.

          *(3.1)  Tel-Instrument     Electronics    Corp.'s    Certificate    of
                  Incorporation, as amended.

          *(3.2)  Tel-Instrument Electronics Corp.'s By-Laws, as amended.

          *(3.3) Tel-Instrument Electronics Corp.'s Restated Certificate of Incorporation dated November 8, 1996.

          *(4.1) Specimen of Tel-Instrument Electronics Corp.'s Common Stock Certificate.

          *(4.2) Specimen of Tel-Instrument Electronics Corp.'s Convertible Preferred Stock Certificate.

           (10.1) 7%, $30,000 Convertible Subordinated Note dated March 31, 1992 between Registrant and Donald S. Bab.

           (10.2) Distributor  Agreement  with  Muirhead  Avionics & Accessories
                  Ltd.

           (10.3) Naval  Air  Warfare  Center  Aircraft  Division  Contract  No.
                  N68335-97-D-0060

           (10.4) Lease dated  December 7, 1998, by and between  Registrant  and
                  210 Garibaldi Avenue Corp.

          **(27.) Financial Data Schedule

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

                        TEL-INSTRUMENT ELECTRONICS CORP.

                                  (Registrant)

      Dated:  July 12, 2000                         By:  /s/ Harold K. Fletcher
            -------------------                          ----------------------
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

      Signature                                   Title               Date
      ---------                                   -----               ----

      /s/  Harold K. Fletcher                   Director              July 12, 2000
      ---------------------------                                     --------------
      /s/  Harold K. Fletcher

      /s/  Joseph P. Macaluso         Principal Accounting Officer    July 12, 2000
      ---------------------------                                     --------------
      /s/  Joseph P. Macaluso

      /s/  George J. Leon                       Director              July 12, 2000
      ---------------------------                                     --------------
      /s/  George J. Leon

      /s/ Robert Melnick                        Director              July 12, 2000
      ---------------------------                                     --------------
      /s/ Robert Melnick

      /s/ Jeff O'Hara                           Director              July 12, 2000
      ---------------------------                                     --------------
      /s/ Jeff O'Hara

      /s/  Robert H. Walker                     Director              July 12, 2000
      ---------------------------                                     -------------
      /s/  Robert H. Walker


      Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

      No annual report to security holders covering the fiscal year ended March 31, 2000, except in the form set forth in this Form 10-K, has been prepared. No proxy statement, form of proxy, or other proxy soliciting material has been sent to shareholders with respect to any annual or other meeting of shareholders. No annual report or proxy material is contemplated.