Form 10-Q
period 2000-06-30
TEL INSTRUMENT ELECTRONICS CORP
filed 2000-08-14
CIK 96885

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                    ----------------------------------------
                                    FORM 10-Q

      X               QUARTERLY REPORT PURSUANT TO SECTION 13 OR
      -                 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarterly period ended June 30, 2000

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

                                         Yes   X             No ____
                                             -----

Indicate the number of shares outstanding of the issuer's common stock, as of the latest practical date:

2,109,957 shares of Common stock, $.10 par value as of August 9, 2000.

                     TEL-INSTRUMENT ELECTRONICS CORPORATION

                                TABLE OF CONTENTS

                                                                          PAGE
                                                                          ----

Item 1.  Financial Statements (Unaudited):

         Condensed Comparative Balance Sheets
         June 30, 2000 and March 31, 2000                                   1

         Condensed Comparative Statements of Operations -
         Three Months Ended June 30, 2000 and 1999                          2

         Condensed Comparative Statements of Cash Flows -
         Three Months Ended June 30, 2000 and 1999                          3

         Notes to Condensed Financial Statements                            4-5

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                6-8

         SIGNATURES                                                         9

Item 1 - Financial Statements

                     TEL-INSTRUMENT ELECTRONICS CORPORATION
                      CONDENSED COMPARATIVE BALANCE SHEETS

                                                          (Unaudited)       (Audited)
                       ASSETS                                June 30,       March 31,
                                                                2000            2000
                                                          ------------     ---------
Current assets:
   Cash                                                   $   120,620    $   172,836
  Accounts receivable, net of allowance for doubtful
      accounts of $11,598 at June 30, 2000 and
      at March 31, 2000                                     1,354,931      1,099,425
  Inventories                                               1,490,945      1,486,885
  Prepaid expenses and other current assets                    47,850         56,020
  Deferred income tax benefit - current                       215,000        215,000
                                                          -----------    -----------
Total current assets                                        3,229,346      3,030,166

Property, plant and equipment, net                            328,713        350,872
Other assets                                                   34,778         28,628
Deferred income tax benefit                                   466,892        523,099
                                                          -----------    -----------
Total assets                                                4,059,729      3,932,765
                                                          ===========    ===========

      LIABILITES & STOCKHOLDERS EQUITY

Current liabilities:
  Note payable - related party - current portion              150,000        150,000
  Note payable - bank                                         250,000        250,000
  Convertible subordinated notes - related party               15,000         15,000
  Capitalized lease obligations - current portion              58,063         56,376
  Advance payments                                            141,824        176,193
  Accrued payroll, vacation pay, deferred wages
      payroll taxes and interest on deferred wages            463,658        350,286
  Accounts payable and accrued expenses                     1,088,762      1,111,181
                                                          -----------    -----------
Total current liabilities                                   2,167,307      2,109,036

Notes payable - related party - non-current portion           200,000        200,000
Capitalized lease obligations - excluding current port         85,224        101,682
                                                          -----------    -----------
Total liabilities                                           2,452,531      2,410,718

Stockholders' equity:
   Common stock                                               211,372        211,332
   Additional paid-in capital                               3,928,545      3,927,921
   Accumulated deficit                                     (2,532,719)    (2,617,206)
                                                          -----------    -----------
Total stockholders' equity                                  1,607,198      1,522,047
                                                          -----------    -----------
Total liabilities and stockholders' equity                $ 4,059,729    $ 3,932,765
                                                          ===========    ===========

See accompanying notes to condensed financial statements

                     TEL-INSTRUMENT ELECTRONICS CORPORATION
                 CONDENSED COMPARATIVE STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                Three Months Ended
                                                     June 30,
                                                2000         1999
                                            ----------    ----------

Sales - government, net                     $  917,113    $  553,428
Sales - commercial, net                        572,890       558,401
                                            ----------    ----------
Total sales                                  1,490,003     1,111,829

Cost of sales                                  786,709       465,424
                                            ----------    ----------

Gross margin                                   703,294       646,405

Operating expenses:
   Selling, general and administrative         353,443       290,559
   Engineering, research and development       181,998       278,443
                                            ----------    ----------
Total operating expenses                       535,441       569,002
                                            ----------    ----------

Income from operations                         167,853        77,403

Other income (expenses):
   Interest income                               3,454         1,615
   Interest expenses                           (30,613)      (13,588)
                                            ----------    ----------

Income before taxes                            140,694        65,430

Provision for income taxes                      56,207        26,140
                                            ----------    ----------

Net income                                      84,487        39,290
                                            ==========    ==========

Basic and diluted income per common share   $     0.04    $     0.02
                                            ==========    ==========

Dividends per share                               None          None

Weighted average shares outstanding:
          Basic                              2,113,390     2,109,957
          Diluted                            2,146,183     2,119,452

See accompanying notes to condensed financial statements

                     TEL-INSTRUMENT ELECTRONICS CORPORATION
                 CONDENSED COMPARATIVE STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                   Three Months Ended
                                                                        June 30,
                                                                   2000         1999
                                                                ---------    ----------
(Decrease) increase in cash:

Cash flows from operating activities:
Net income                                                      $  84,487       39,290
Adjustments to reconcile net income to cash used
      in operating activities:
        Deferred income taxes                                      56,207       26,140
        Depreciation                                               23,045       13,274

Changes in assets and liabilities:
    Increase in accounts receivable                              (255,506)    (233,144)
    Increase in inventories                                        (4,060)    (216,154)
    Decrease (increase) in prepaid expenses                         8,170       (3,957)
        and other current assets
    Increase in other assets                                       (6,150)        (364)
    Increase in accrued payroll, deferred wages
       and vacation pay                                           113,372       45,692
    (Decrease) increase in accounts payable, advance payments
       and accrued expenses                                       (56,788)      77,427
                                                                ---------    ---------
Net cash used in operations                                       (37,223)    (251,796)
                                                                ---------    ---------

Cash flows from investing activities:
   Cash purchases of property, plant and equipment                   (886)     (12,911)
                                                                ---------    ---------
Net cash used in investing activities                                (886)     (12,911)
                                                                ---------    ---------

Cash flows from financing activities:
    Proceeds from the exercise of stock options                       664         --
    Proceeds from notes payable - bank                               --        250,000
    Repayment of capitalized lease obligations                    (14,771)      (2,079)
                                                                ---------    ---------

Net cash (used in) provided by financing activities               (14,107)     247,921
                                                                ---------    ---------

Net decrease in cash                                              (52,216)     (16,786)
Cash at beginning of period                                       172,836       70,617
                                                                ---------    ---------

Cash at end of period                                           $ 120,620    $  53,831
                                                                =========    =========

See accompanying notes to condensed financial statements

                        TEL-INSTRUMENT ELECTRONICS CORP.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 1  Basis of Presentation

In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position of Tel-Instrument Electronics Corp. as of June 30, 2000, the results of operations for the three months ended June 30, 2000 and June 30, 1999, and statements of cash flows for the three months ended June 30, 2000 and June 30, 1999. These results are not necessarily indicative of the results to be expected for the full year.

The financial statements have been prepared in accordance with the requirements of Form 10-Q and consequently do not include disclosures normally made in an Annual Report on Form 10-K. The March 31, 2000 results included herein have been derived from the audited financial statements included in the Company's annual report on Form 10-K. Accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2000.

Note 2   Accounts Receivable

The following table sets forth the components of accounts receivable:

                                            June 30,     March 31,
                                             2000          2000
                                             ----          ----
         Commercial                     $   303,400    $   345,209
         Government                       1,063,129        765,814
         Allowance for bad debts            (11,598)       (11,598)
                                        -----------    -----------

         Total                          $ 1,354,931    $ 1,099,425
                                        ===========    ===========

Note 3  Inventories

Inventories consist of:

                                                      June 30,      March 31,
                                                        2000          2000
                                                     ------------------------
                Purchased parts                     $  898,912    $  921,185
                Work-in-process                        618,771       609,824
                Less: Reserve for obsolescence         (26,738)      (44,124)
                                                    ------------------------
                                                    $1,490,945    $1,486,885
                                                    ========================

                        TEL-INSTRUMENT ELECTRONICS CORP.

Note 4  Income Taxes

The Company, in accordance with FASB 109, has recognized a deferred income tax benefit based upon the expected utilization of net operating loss carryforwards as the Company believes that it is more likely than not that it will realize a portion of its operating losses before they expire. For the three months ended June 30, 2000, the Company recorded a tax provision of $56,207, which represents the effective federal and state tax rate on the Company's net income before taxes of $140,694. The Company has no federal tax liability. The $56,207 decreased the Company's deferred income tax benefit by the same amount in the accompanying balance sheet. The Company expects to utilize this deferred income tax benefit in the future for tax reporting purposes.

Note 5  Earnings Per Share

The Company's basic income per share is based on net income for the relevant period, divided by the weighted average number of common shares outstanding during the period. Diluted income per share is based on net income, divided by the weighted average number of common shares outstanding during the period, including common share equivalents, such as outstanding stock options.

Note 6  Government and Commercial Sales

In 1999, the Company adopted SFAS 131. Presented below is information about the Company's government and commercial activities.

The Company is organized primarily on the basis of its avionics products. The government market consists primarily of the sale of test equipment to U.S. and foreign governments and militaries either direct or through distributors. The commercial market consists of sales of test equipment to domestic and foreign airlines and to commercial distributors. The Company primarily develops and designs test equipment for the avionics industry and, as such, the Company's products and designs may be sold in the government and commercial markets.

The table below presents information about sales and gross margin. Cost of sales includes certain allocation factors for indirect costs.

                             Three Months Ended          Three Months Ended
                               June 30, 2000                June 30, 1998
                          Government     Commercial    Government    Commercial
                          ----------     ----------    ----------    ----------
         Sales             $917,113        572,890      $553,428       558,401

         Cost of sales      496,744        289,965       233,966       231,458
                           --------        -------      --------       -------

         Gross margin      $420,369        282,925       319,462       326,943
                           ========        =======       =======       =======

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

Overview

In June 2000, deliveries of the AN/APM-480 IFF (Identification, Friend or Foe) Transponder Set Test Set (TSTS ) to the U.S. Navy began. The Company has received orders for more than 960 units, totaling over $12.5 million to be delivered over the next three to four fiscal years. The AN/APM-480 is a militarized avionics ramp tester used to simulate IFF Transponder/ Interrogator and TCAS (collision avoidance) functions to provide accurate go, no-go testing of avionics equipment installed in U.S. Navy aircraft on the flightline and aircraft carrier deck.

The Company has also received an order for commercial avionics test sets exceeding $900,000 from a major freight carrier through a domestic distributor, which the Company expects to ship during the current fiscal year. In, addition, the Company shipped all of the T-76 Precision DME Ramp Test Sets under the contract with Marconi Communications through its Italian intermediary, M.P.G. Instruments s.r.l. Precision DME is directed solely to the European market.

For the first quarter of fiscal year 2001 sales increased 34% to $1,490,003, and net income before taxes more than doubled to $140,694, as compared to the first quarter of the prior fiscal year.

The Company's backlog at June 30, 2000, including the production order from the U.S. Navy of approximately $12,250,000 million, exceeds $16,500,000. The Company expects to ship the backlog over the next three to four fiscal years.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION (continued)

Sales

For the three months ended June 30, 2000, net sales increased $378,174 (34.0%) as compared to the three months ended June 30, 1999. Commercial sales increased $14,489 (2.6%) and government sales increased $363,685 (65.7%). The increase in sales is primarily attributed to the shipment of the T-76 Precision DME Ramp Tests under the contract with Marconi Communications through its Italian intermediary, M.P.G. Instruments s.r.l., and the shipment of the AN/APM-480 IFF (Identification, Friend or Foe) Transponder Set Test Set (TSTS) to the U.S. Navy. These increases were partially offset by lower sales of the T-47 family of IFF test sets.

Gross Margin

Gross margin dollars increased $56,889 (8.8%) for the three months ended June 30, 2000 as compared to the same three months in the prior fiscal year. The increase in gross margin, for the most part, is attributed to an increase in sales volume. However, gross margin, as a percentage of sales, was reduced by the introduction of new products, such as the T-76 and the AN/APM-480, and the associated learning curve in building and testing these new and more sophisticated products, and the lower gross profit on the T-76 and AN/APM-480 contracts. The gross margin percentage for the three months ended June 30, 2000 was 47.2% as compared to 58.1% for the three months ended June 30, 1999.

Operating Expenses

Selling, general and administrative expenses increased $62,884 (21.6%) for the three months ended June 30, 2000 as compared to the three months ended June 30, 1999. This increase is attributed to higher sales and marketing expenses, including hiring a Director of Business Development, and an increase in salaries.

Engineering, research and development expenses decreased $96,445 (34.6%). This decrease is associated with activities that were funded through contracts and, therefore, are included in the cost of sales.

Income Taxes

In accordance with SFAS 109, a provision for income taxes was recognized in the amount of $56,207 for the three months ended June 30, 2000, which represents the effective federal and state tax rate on the Company's net loss before taxes of $140,694. The Company currently does not have any federal tax liability. (See
Note 4 to Notes to Condensed Comparative Financial Statements).

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION (continued)

Liquidity and Capital Resources

At June 30, 2000 the Company had positive working capital of $1,062,309, as compared to $921,130 at March 31, 2000. For the three months ended June 30, 2000, cash used in operations was $37,223 as compared to $251,796 for the three months ended June 30, 1999. This reduction in cash used in operations is primarily attributed to the improvement in the Company's operating income, an increase in liabilities, and the fact that inventories have only slightly increased from the March 31, 2000 level.

In August 2000, the Company received a commitment letter from Summit Bank under terms that will increase the Company's available credit to $600,000 from its previous limit of $250,000. The line of credit bears an interest rate of 1% above the lender's prevailing base rate, which is payable monthly, based upon the outstanding balance. At June 30, 2000, the Company had an outstanding balance of $250,000. The line of credit is collateralized by substantially all of the assets of the Company and expires in June 2001. This credit facility requires the Company to maintain certain financial covenants. As of June 30, the Company was in compliance with all financial covenants.

During the first quarter of the current fiscal year, the Company began shipping AN/APM-480s to the U.S. Navy and delivered all the T-76 Ramp Test Sets. Management believes that these events will have a positive effect on its cash flow.

Based upon the current backlog, available line of credit, and cash balance, the Company believes that it has sufficient working capital to fund its plans for the next twelve months. At present, the Company does not anticipate significant long-term needs for capital outside its normal operating activities.

There was no significant impact on the Company's operations as a result of inflation for the three months ended June 30, 2000.

These financial statements should be read in conjunction with the Company's annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended March 31, 2000.

New Accounting Pronouncement

Staff Accounting Bulletin 101 ("SAB 101"), Revenue Recognition in Financial Statements, was issued on December 3, 1999 with an original effective date of the first fiscal quarter of fiscal years beginning after December 15, 1999. SAB 101 provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. On June 26, 2000, the SEC staff issued SAB 101B to provide registrants with additional time to implement guidance contained in SAB 101. SAB 101B delays the implementation date of SAB 101 until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. This provides an additional six months for companies with fiscal year ends in December, January, or February. Companies with other fiscal year ends will have an additional nine months. The Company does not believe that implementation of SAB 101 will have a material impact on its financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          TEL-INSTRUMENT ELECTRONICS CORP.

Date:    August 14, 2000                  By: /s/ Harold K. Fletcher
                                              ----------------------
                                              /s/ Harold K. Fletcher
                                              Chairman and President

Date:   August 14, 2000                   By:  /s/ Joseph P. Macaluso
                                              ----------------------
                                              /s/ Joseph P. Macaluso
                                              Principal Accounting Officer