Form 10-Q
period 2000-09-30
TEL INSTRUMENT ELECTRONICS CORP
filed 2000-11-14
CIK 96885

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q

 X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR
       15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended September 30, 2000

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

2,113,690 shares of Common stock, $.10 par value as of November 1, 2000.

                     TEL-INSTRUMENT ELECTRONICS CORPORATION

                                TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----

Item 1 Financial Statements (Unaudited):

       Condensed Comparative Balance Sheets
         September 30, 2000 and March 31, 2000                              1

       Condensed Comparative Statements of Operations -
         Three and Six Months Ended September 30, 2000 and 1999             2

       Condensed Comparative Statements of Cash Flows -
         Six Months Ended September 30, 2000 and 1999                       3

       Notes to Condensed Financial Statements                               4-6

Item 2 Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                7-10

                       SIGNATURES                                           10

Item 1 - Financial Statements

                     TEL-INSTRUMENT ELECTRONICS CORPORATION
                      CONDENSED COMPARATIVE BALANCE SHEETS
                      September 30, 2000 and March 31, 2000

                                                             (Unaudited)    (Audited)
ASSETS                                                      September 30,    March 31,
                                                                    2000         2000
                                                            -------------  -----------
Current assets:
  Cash                                                      $   231,455    $   172,836
  Accounts receivable, net                                    1,199,504      1,099,425
  Inventories                                                 1,646,017      1,486,885
  Prepaid expenses and other current assets                      41,104         56,020
  Deferred income tax asset - current                           215,000        215,000
                                                            -----------    -----------
Total current assets                                          3,333,080      3,030,166
                                                            -----------    -----------

Property, plant, and equipment, net                             379,669        350,872
Other assets                                                     34,776         28,628
Deferred income tax asset                                       387,389        523,099
                                                            -----------    -----------
Total assets                                                  4,134,914      3,932,765
                                                            ===========    ===========

LIABILITIES & STOCKHOLDERS EQUITY

Current liabilities:
  Note payable - related party - current portion                150,000        150,000
  Note payable - bank                                           250,000        250,000
  Convertible subordinate notes - related party                  15,000         15,000
  Capitalized lease obligations - current portion                73,324         56,376
  Advance payments                                              102,125        176,193
  Accrued payroll, vacation pay, deferred wages,                505,604        350,286
    payroll taxes, and interest on deferred wages
  Accounts payable and accrued expenses                       1,008,220      1,111,181
                                                            -----------    -----------

Total current liabilities                                     2,104,273      2,109,036
                                                            -----------    -----------

Notes payable - related party - non-current portion             200,000        200,000
Capitalized lease obligations - excluding current portion        99,022        101,682
                                                            -----------    -----------

Total liabilities                                             2,403,295      2,410,718

Stockholders' equity
  Common stock                                                  211,372        211,332
  Additional paid-in capital                                  3,928,545      3,927,921
  Accumulated deficit                                        (2,408,298)    (2,617,206)
                                                            -----------    -----------

Total stockholders' equity                                    1,731,619      1,522,047
                                                            -----------    -----------

Total liabilities and stockholders' equity                  $ 4,134,914    $ 3,932,765
                                                            ===========    ===========

See accompanying notes to condensed financial statements

                     TEL-INSTRUMENT ELECTRONICS CORPORATION
                 CONDENSED COMPARATIVE STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                     Three Months Ended                    Six Months Ended
                                                             September 30,      September 30,      September 30,      September 30,
                                                                2000                1999               2000              1999
                                                             ------------       -------------      -------------      -------------
Sales
  Government, net                                            $   933,085        $   811,287        $ 1,850,198        $ 1,364,715
  Commercial, net                                                819,169            525,507          1,392,059          1,083,908
                                                             -----------        -----------        -----------        -----------
Total Sales                                                    1,752,254          1,336,794          3,242,257          2,448,623

Cost of sales                                                    896,554            634,996          1,683,263          1,100,420
                                                             -----------        -----------        -----------        -----------
Gross Margin                                                     855,700            701,798          1,558,994          1,348,203

Operating expenses
  Selling, general & administrative                              362,846            277,680            716,289            568,239
  Engineering, research, & development                           258,294            302,859            440,292            581,302
                                                             -----------        -----------        -----------        -----------
Total operating expenses                                         621,140            580,539          1,156,581          1,149,541

     Income from operations                                      234,560            121,259            402,413            198,662

Other income (expense):
  Interest income                                                  5,821              2,083              9,275              3,698
  Interest expense                                               (31,217)           (14,699)           (61,830)           (28,287)
                                                             -----------        -----------        -----------        -----------
Income before taxes                                              209,164            108,643            349,858            174,073

Provision for income taxes                                        84,743             43,403            140,950             69,543
                                                             -----------        -----------        -----------        -----------
Net income                                                   $   124,421        $    65,240        $   208,908        $   104,530
                                                             ===========        ===========        ===========        ===========
Basic and diluted income
  per common share                                                $ 0.06             $ 0.03             $ 0.10             $ 0.05

Dividends per share                                                 None               None               None               None
Weighted average shares outstanding
  Basic                                                        2,113,690          2,109,957          2,113,519          2,109,957
  Diluted                                                      2,150,185          2,122,896          2,150,014          2,122,896

See accompanying notes to condensed financial statements

                     TEL-INSTRUMENT ELECTRONICS CORPORATION
                 CONDENSED COMPARATIVE STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                       Six Months Ended
                                                                                                         September 30,
                                                                                                     2000           1999
                                                                                                   ---------     ---------
Increase in cash:
Cash flows from operating activities
Net income                                                                                         $ 208,908     $ 104,530
Adjustments to reconcile net income to cash used
     in operating activities:
     Deferred income taxes                                                                           135,710        69,543
     Depreciation                                                                                     57,602        31,962
Changes in operating assets or liabilities:
  Increase in accounts receivable and unbilled revenues                                             (100,079)     (251,999)
  Increase in inventories                                                                           (159,132)     (307,593)
  Decrease in prepaid expenses and other current assets                                               14,916         5,536
  Increase in other assets                                                                            (6,148)      (16,712)
  Increase in accrued payroll, deferred wages and
     vacation pay                                                                                    155,318        63,803
  (Decrease) increase in accounts payable, advance payments
   and accrued expenses                                                                             (177,029)       99,132
                                                                                                   ---------     ---------

Net cash provided by (used in) operations                                                            130,066      (201,798)
                                                                                                   ---------     ---------
Cash flows from investing activities:
  Cash purchases of property, plant and equipment                                                    (41,655)      (26,171)
                                                                                                   ---------     ---------
Net cash used in investing activities                                                                (41,655)      (26,171)
                                                                                                   ---------     ---------
Cash flows from financing activities:
  Proceeds from exercise of stock options                                                                664
  Proceeds from notes payable - bank                                                                      --       250,000
  Repayment of capitalized lease obligations                                                         (30,456)       (8,780)
                                                                                                   ---------     ---------
  Net cash (used in) provided by financing activities                                                (29,792)      241,220
                                                                                                   ---------     ---------

Net increase in cash                                                                                  58,619        13,251
Cash at beginning of period                                                                          172,836        70,617
                                                                                                   ---------     ---------
Cash at end of period                                                                              $ 231,455     $  83,868
                                                                                                   =========     =========

Supplemental information
     Interest paid                                                                                 $  28,983     $  39,934
     Assets acquired through capital leases                                                        $  44,744     $ 101,900
                                                                                                   =========     =========

See accompanying notes to condensed financial statements

                        TEL-INSTRUMENT ELECTRONICS CORP.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 1 Basis of Presentation

In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly, in accordance with the requirements of Form 10-Q, the financial position of Tel-Instrument Electronics Corp. as of September 30, 2000, the results of operations for the three and six months ended September 30, 2000 and September 30, 1999, and statements of cash flows for the six months ended September 30, 2000 and September 30, 1999. These results are not necessarily indicative of the results to be expected for the full year.

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

Note 2 Accounts Receivable

The following table sets forth the components of accounts receivable:

                                         September 30, 2000     March 31, 2000
                                         ------------------     --------------

           Commercial                        $  579,733           $  345,209
           Government                           631,369              765,814
           Allowance for bad debts              (11,598)             (11,598)
                                             ----------           ----------

           Total                             $1,199,504           $1,099,425
                                             ==========           ==========

                        TEL-INSTRUMENT ELECTRONICS CORP.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)

Note 3 Inventories

Inventories consist of:

                                           September 30, 2000    March 31, 2000
                                           ------------------    --------------

       Purchased Parts                         $  915,394          $  921,185
       Work-in-process                            752,861             609,824
       Less:  Reserve for obsolescence            (22,238)            (44,124)
                                               ----------          ----------

       Total                                   $1,646,017          $1,486,885
                                               ==========          ==========


Note 4 Income Taxes

The Company, in accordance with FASB 109, has recognized a deferred income tax benefit based upon the expected utilization of net operating loss carryforwards as the Company believes that it is more likely than not that it will realize a portion of its operating losses before they expire. For the six months ended September 30, 2000, the Company recorded a tax provision of $140,950, which represents the effective federal and state tax rate on the Company's net income before taxes of $349,858. The Company has no federal tax liability. The $140,950 decreased the Company's deferred income tax benefit by the same amount in the accompanying balance sheet. The Company expects to utilize this deferred income tax benefit in the future for tax reporting purposes.

Note 5 Earnings Per Share

The Company's basic income per share is based on net income for the relevant period, divided by the weighted average number of common shares outstanding during the period. Diluted income per share is based on net income, divided by the weighted average number of common shares outstanding during the period, including common share equivalents, consisting of outstanding stock options. The inclusion of stock options to calculate diluted income per share, under the treasury stock method, did not affect earnings per share.

                        TEL-INSTRUMENT ELECTRONICS CORP.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)

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

                                       Three Months Ended                          Three Months Ended
                                       September 30, 2000                          September 30, 1999
                               Government             Commercial             Government             Commercial
                               ----------             ----------             ----------             ----------
Sales                           $933,085                819,169               $811,287                525,507
Cost of Sales                    502,416                394,138                411,923                223,073
                                --------               --------               --------               --------
Gross Margin                    $430,669                425,031               $399,364                302,434
                                ========               ========               ========               ========

                                        Six Months Ended                            Six Months Ended
                                       September 30, 2000                          September 30, 1999
                               Government             Commercial             Government             Commercial
                               ----------             ----------             ----------             ----------
Sales                         $1,850,198              1,392,059             $1,364,715              1,083,908
Cost of Sales                    999,160                684,103                645,889                454,531
                              ----------             ----------             ----------             ----------
Gross Margin                  $  851,038                707,956             $  718,826                629,377
                              ==========             ==========             ==========             ==========

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

Overview

Sales of the AN/APM-480 IFF (Identification, Friend or Foe) Transponder Set Test Set (TSTS ) to the U.S. Navy accounted for approximately $560,000 (32% of total sales) for the three months ended September 30, 2000. The Company has received total orders for more than 960 units, totaling over $12.5, million to be delivered over the next three to four years. The AN/APM-480 is a militarized avionics ramp tester used to simulate IFF Transponder/Interrogator and TCAS (collision avoidance) functions to provide accurate go, no-go testing of avionics equipment installed in U.S. Navy aircraft on the flightline and aircraft carrier deck.

During the second quarter of the current fiscal year, the Company began shipment to a major freight carrier (through a domestic distributor) of its commercial avionics test sets. The total order exceeds $900,000, and the Company expects to ship this order during the current fiscal year. In, addition, during the first quarter the Company shipped all of the T-76 Precision DME/P ("DME/P") ramp rest sets under the contract with Marconi Communications through its Italian intermediary, M.P.G. Instruments s.r.l. Precision DME/P is directed solely to the European market. The Company also continues its efforts to complete the DME/P bench test sets under a contract with Marconi Communications in the amount of $680,000.

The Company continues to actively pursue opportunities in both the commercial and government markets, both domestically and internationally, and has been active in responding to request for quotations, in addition to adapting its product designs to respond to these requests.

For the second quarter of fiscal year 2001 sales increased 31% to $1,752,254, and net income before taxes was $209,164, a 93% increase, as compared to the second quarter of the prior fiscal year. For the six months ended September 30, 2000, sales increased 32% to $3,242,257 as compared to the same period last year, and net income before taxes was $349,858, more than double net income before taxes for the same six month period in the prior fiscal year.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
        RESULTS OF OPERATIONS AND FINANCIAL CONDITION (continued)

Results of Operations (continued)

Overview (continued)

The Company's backlog at September 30, 2000, including the production order from the U.S. Navy of approximately $12,000,000, exceeds $16,000,000. The Company expects to ship the backlog over the next three to four years.

Sales

Total sales increased $415,460 (31.1%) for the three ended September 30, 2000, as compared to the same period in the prior fiscal year. Commercial sales increased $293,662 (55.9%) and government sales increased $121,798 (15.0%). The increase in commercial sales is primarily attributed to the shipment of commercial test sets under the order from the major freight carrier, an increase in repair and overhaul sales, as a result of the Company reducing its backorders, and an increase in ILS (Instrument Landing System) and TCAS (Total Collision Avoidance System) test sets. Government sales increased as a result of the shipment of the AN/APM-480 to the U.S. Navy, partially offset by lower sales of the T-47 family of IFF test sets.

For the six months ended September 30, 2000 total sales increased $793,634 (32.4%) as compared to the same period in the prior fiscal year. Commercial sales increased $308,151 (28.4%) and government sales increased $485,483 (35.6%). The increase in commercial sales is primarily attributed to the shipment of commercial test sets from the order from the major freight carrier, an increase in repair and overhaul sales, as a result of the Company reducing its backorder, and an increase in TCAS test sets. Government sales increased as a result of the shipment of the AN/APM-480 to the U.S. Navy and the T-76 Precision DME Ramp test sets. These increases were partially offset by lower sales of the T-47 family of IFF test sets.

Gross Margin

Gross margin dollars increased $153,902 (21.9%) and $210,791 (15.6%) for the three and six months ended September 30, 2000, respectively, as compared to the same periods in the prior fiscal year. The increase in gross margin, for the most part, is attributed to higher sales volume. However, gross margin, as a percentage of sales, was reduced by the introduction of new products, such as the T-76 and the AN/APM 480, and the associated learning curve in building and testing these new and more sophisticated products, and the lower gross profit on the AN/APM-480 contract. The gross margin percentage for the three months ended September 30, 2000 was 48.8% as compared to 52.5% for the three months ended
September  30,  1999.  The gross  margin  percentage  for the six  months  ended
September  30,  2000 was 48.1% as  compared  to 55.1% for the six  months  ended
September 30, 1999. The gross margin percentage was impacted in the second quarter by the lower gross profit on the sales to the major freight carrier as a result of the discount given to the Company's domestic distributor.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
        RESULTS OF OPERATIONS AND FINANCIAL CONDITION (continued)

Results of Operations (continued)

Operating Expenses (continued)

Selling, general and administrative expenses increased $85,166 (30.7%) and $148,050 (26.1%) for the three and six months ended September 30, 2000, respectively, as compared to the three and six months ended September 30, 1999. This increase is attributed to higher sales and marketing expenses, including the addition to staff of a Director of Business Development, higher outside commission expenses, consulting fees for program management, and an increase in salaries.

Engineering, research and development expenses decreased $44,565 (14.7%) and $141,010 (24.3%) for the three and six months ended September 30, 2000, respectively, as compared to the same periods last year.

Income Taxes

In accordance with SFAS 109, a provision for income taxes was recognized in the amount of $140,950 for the six months ended September 30, 2000, which represents the effective federal and state tax rate on the Company's net income before taxes of $349,858. The Company currently does not have any federal tax liability. (See Note 4 to Notes to Condensed Comparative Financial Statements).

Liquidity and Capital Resources

At September 30, 2000 the Company had positive working capital of $1,228,807, as compared to $921,130 at March 31, 2000. For the six months ended September 30, 2000, the Company generated $130,066 in cash used from operations as compared to using $201,798 for the six months ended September 30, 1999. The increase in cash from operations is primarily attributed to the improvement in the Company's operating income due to an increase in sales.

The Company has a credit line in the amount of $600,000 from Summit Bank. The line of credit bears an interest rate of 1% above the lender's prevailing base rate, which is payable monthly, based upon the outstanding balance. At September 30, 2000, the Company had an outstanding balance of $250,000. The line of credit is collateralized by substantially all of the assets of the Company and expires in June 2001. The credit facility requires the Company to maintain certain financial covenants. As of September 30, 2000, the Company was in compliance with all financial covenants.

Based upon the current backlog, available credit line and cash balance, the Company believes that it has sufficient working capital to fund its plans for the next twelve months. At present, the Company does not anticipate significant long-term needs for capital outside its normal operating activities.

There was no significant impact on the Company's operations as a result of inflation for the three months ended September 30, 2000.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
        RESULTS OF OPERATIONS AND FINANCIAL CONDITION (continued)

Liquidity and Capital Resources (continued)

These financial statements should be read in conjunction with the Company's annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended March 31, 2000.

New Accounting Pronouncement

Staff Accounting Bulletin 101 ("SAB 101"), Revenue Recognition in Financial Statements, was issued on December 3, 1999 with an original effective date of the first quarter of fiscal years beginning after December 15, 1999. SAB 101 provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. On June 26, 2000, the SEC staff issued SAB 101B to provide registrants with additional time to implement guidance contained in SAB 101. SAB 101B delays the implementation date of SAB 101 until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. This provides an additional six months for companies with fiscal year ends in December, January, or February. Companies with other fiscal year ends will have an additional nine months. The Company does not believe that implementation of SAB 101 will have a material impact on its financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                TEL-INSTRUMENT ELECTRONICS CORP.

Date: November 10, 2000                         By: /s/ Harold K. Fletcher
                                                    ----------------------------
                                                    /s/ Harold K. Fletcher
                                                    Chairman and President

Date: November 10, 2000                         By: /s/ Joseph P. Macaluso
                                                    ----------------------------
                                                    Joseph P. Macaluso
                                                    Principal Accounting Officer