Form 10-Q
period 2000-12-31
TEL INSTRUMENT ELECTRONICS CORP
filed 2001-02-14
CIK 96885

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended December 31, 2000

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      Commission File No. 33-18978

                         TEL-INSTRUMENT ELECTRONICS CORP
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

                              Yes |X|       No |_|

Indicate the number of shares outstanding of the issuer's common stock, as of the latest practical date:

2,113,690 shares of Common stock, $.10 par value as of February 1, 2001.

                     TEL-INSTRUMENT ELECTRONICS CORPORATION

                                TABLE OF CONTENTS

                                                                            PAGE

Item 1. Financial Statements (Unaudited):

        Condensed Comparative Balance Sheets
          December 31, 2000 and March 31, 2000                              1

        Condensed Comparative Statements of Operations -
          Three and Nine Months Ended December 31, 2000 and 1999            2

        Condensed Comparative Statements of Cash Flows -
          Nine Months Ended December 31, 2000 and 1999                      3

        Notes to Condensed Financial Statements                             4-6

Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations                               7-10

Part II Other Information                                                   10

                             SIGNATURES                                     11

Item 1 - Financial Statements

                     TEL-INSTRUMENT ELECTRONICS CORPORATION
                      CONDENSED COMPARATIVE BALANCE SHEETS

                                                  (Unaudited)         (Audited)
ASSETS
                                            December 31, 2000    March 31, 2000
                                            -----------------    --------------
Current assets:
  Cash                                            $   314,439       $   172,836
  Accounts receivable, net of
    allowance for doubtful                          1,425,173         1,099,425
    Accounts of $11,598 at
    December 31, 2000 and
    March 31, 2000
  Inventories                                       1,728,395         1,486,885
  Prepaid expenses and other
    current assets                                     58,513            56,020
  Deferred income tax
    benefit - current                                 275,000           215,000
                                                  -----------       -----------

Total current assets                                3,801,520         3,030,166

Property, plant, and equipment, net                   388,505           350,872
Other assets                                           35,356            28,628
Deferred income tax benefit                           364,454           523,099
                                                  -----------       -----------

Total assets                                        4,589,835         3,932,765
                                                  ===========       ===========

LIABILITIES & STOCKHOLDERS EQUITY

Current liabilities:
  Note payable - related party
    - current portion                                 150,000           150,000
  Note payable - bank                                 250,000           250,000
  Convertible subordinated notes
    - related party                                    15,000            15,000
  Capitalized lease obligations
    - current portion                                  77,644            56,376
  Advance payments and
    deferred revenues                                 174,288           176,193
  Accrued payroll, vacation
    pay, deferred wages,
    payroll taxes and interest
    on deferred wages                                 505,663           350,286
  Accounts payable and accrued
    expenses                                        1,029,416         1,111,181
                                                  -----------       -----------

Total current liabilities                           2,202,011         2,109,036

Notes payable - related party
  - non-current portion                               200,000           200,000
Capitalized lease obligations
  - excluding current portion                          90,025           101,682
                                                  -----------       -----------

Total liabilities                                   2,492,036         2,410,718

Stockholders' equity:
  Common stock                                        211,372           211,332
  Additional paid-in capital                        3,928,545         3,927,921
  Accumulated deficit                              (2,042,118)       (2,617,206)
                                                  -----------       -----------

Total stockholders' equity                          2,097,799         1,522,047
                                                  -----------       -----------

Total liabilities and stockholders'
  equity                                          $ 4,589,835       $ 3,932,765
                                                  ===========       ===========

See accompanying notes to condensed financial statement

                     TEL-INSTRUMENT ELECTRONICS CORPORATION
                 CONDENSED COMPARATIVE STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                     Three Months Ended                     Nine Months Ended
                                                              Dec. 31, 2000      Dec. 31, 1999      Dec. 31, 2000      Dec. 31, 1999
                                                              -------------      -------------      -------------      -------------
Sales
  Government, net                                              $ 1,454,141        $ 1,110,275        $ 3,304,339        $ 2,474,990
  Commercial, net                                                  822,015            299,715          2,214,074          1,383,623
                                                               -----------        -----------        -----------        -----------

Total Sales                                                    $ 2,276,156        $ 1,409,990        $ 5,518,413        $ 3,858,613

Cost of sales                                                    1,158,023            677,030          2,841,286          1,777,450
                                                               -----------        -----------        -----------        -----------

Gross Margin                                                     1,118,133            732,960          2,677,127          2,081,163

Operating expenses:
  Selling, general & administrative                                437,081            269,915          1,153,370            838,154
  Engineering, research, & development                             294,274            381,777            734,566            963,079
                                                               -----------        -----------        -----------        -----------

Total operating expenses                                           731,355            651,692          1,887,936          1,801,233

     Income from operations                                        386,778             81,268            789,191            279,930

Other income (expense):
  Interest income                                                    7,440              2,735             16,715              6,433
  Interest expense                                                 (35,946)           (20,946)           (97,776)           (49,233)
                                                               -----------        -----------        -----------        -----------

Income before taxes                                                358,272             63,057            708,130            237,130

(Benefit)/provision for income taxes, net                           (7,908)          (359,810)           133,042           (290,267)
                                                               -----------        -----------        -----------        -----------

Net income                                                     $   366,180        $   422,867        $   575,088        $   527,397
                                                               ===========        ===========        ===========        ===========

Basic and diluted income
     per common share                                          $      0.17        $      0.20        $      0.27        $      0.25

Dividends per share                                                   None               None               None               None

Weighted average shares outstanding
     Basic                                                       2,113,690          2,110,790          2,113,570          2,110,290
     Diluted                                                     2,141,061          2,127,883          2,140,941          2,127,383

See accompanying notes to condensed financial statements

                     TEL-INSTRUMENT ELECTRONICS CORPORATION
                 CONDENSED COMPARATIVE STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                  Nine Months Ended December 31,
                                                       2000           1999
                                                    ---------       ---------
Increase in cash:
Cash flows from operating activities
Net income                                          $ 575,088       $ 527,397
Adjustments to reconcile net
  income to cash used
    In operating activities:
       Deferred income taxes                           98,645        (290,267)
       Depreciation                                    93,564          53,263

Changes in assets or liabilities:
  Increase in accounts receivable
    and unbilled revenue                             (325,748)       (266,902)
  Increase  in inventories                           (241,510)       (301,091)
  (Increase) decrease in prepaid
    expenses and other current assets                  (2,493)          2,182
  Increase in other assets                             (6,728)        (25,746)
  Decrease in advanced payments and
    deferred revenues                                  (1,905)            270
  Increase in accrued payroll,
    deferred wages and vacation pay                   155,377          78,810
  (Decrease) increase in accounts
    payable and accrued expenses                      (81,765)        195,577
                                                    ---------       ---------
Net cash provided by (used in)
  operations                                          262,525         (26,507)
                                                    ---------       ---------

Cash flows from investing activities:
  Cash purchases of property, plant
    and equipment                                     (73,583)        (41,090)
                                                    ---------       ---------
Net cash used in investing
  activities                                          (73,583)        (41,090)
                                                    ---------       ---------

Cash flows from financing activities:
Proceeds from exercise of stock
  options                                                 664           2,401
Proceeds from notes payable -
  bank, net                                              --           200,000
Repayment of capitalized lease
  obligations                                         (48,003)        (20,137)
                                                    ---------       ---------
Net cash provided by financing
  activities                                          (47,339)        182,264
                                                    ---------       ---------

Net increase in cash                                  141,603         114,667
Cash at beginning of period                           172,836          70,617
                                                    ---------       ---------
Cash at end of period                               $ 314,439       $ 185,284
                                                    =========       =========

Interest paid                                       $  71,006       $  56,783
                                                    =========       =========
Capitalized lease obligations                       $  57,614       $ 164,256
                                                    =========       =========

See accompanying notes to condensed financial statements

                         TEL-INSTRUMENT ELECTRONICS CORP
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 1 Basis of Presentation

In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position of Tel-Instrument Electronics Corp. as of December 31, 2000, the results of operations for the three and nine months ended December 31, 2000 and December 31, 1999, and statements of cash flows for the nine months ended December 31, 2000 and December 31, 1999. These results are not necessarily indicative of the results to be expected for the full year.

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

Note 2 Accounts Receivable

The following table sets forth the components of accounts receivable:

                                            December 31, 2000    March 31, 2000
                                            -----------------    --------------

       Commercial                                  $  526,000        $  345,209
       Government                                     910,771           765,814
       Allowance for bad debts                        (11,598)          (11,598)
                                                   ----------        ----------

       Total                                       $1,425,173        $1,099,425
                                                   ==========        ==========

                         TEL-INSTRUMENT ELECTRONICS CORP
               NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)

Note 3 Inventories

Inventories consist of:
                                                Dec. 31, 2000    March 31, 2000
                                                -------------    --------------

       Purchased Parts                             $1,220,360        $  921,185
       Work-in-process                                545,273           609,824
       Less: Reserve for Obsolescence                 (37,238)          (44,124)
                                                   ----------        ----------

       Total                                       $1,728,395        $1,486,885
                                                   ==========        ==========

Note 4 Income Taxes

The Company, in accordance with SFAS 109, has recognized a deferred income tax benefit based upon the expected utilization of net operating loss carryforwards as the Company believes that it is more likely than not that it will realize a portion of its operating losses before they expire. For the nine months ended December 31, 2000, the Company recorded a net tax provision of $133,032, net of the additional deferred tax asset of $150,000 recorded for the three months ended December 31, 2000. This additional deferred tax asset partially offsets the tax provision based upon the effective federal and state tax rate on the Company's income before taxes of $708,130. The Company has no significant liability for federal taxes. The recognized deferred tax assets are based on the Company's expected future taxable income as a result of a significant increase in government and commercial orders, including orders from the U.S. Navy contract which are expected to result in the partial utilization of its operating loss carryforwards. The Company believes that it is more likely than not that it will realize this portion of its net operating losses before they expire. These amounts are based upon management's estimates and the actual results could differ from these estimates.

Note 5 Earnings Per Share

The Company's basic income per share is based on net income for the relevant period, divided by the weighted average number of common shares outstanding during the period. Diluted income per share is based on net income, divided by the weighted average number of common shares outstanding, including common share equivalents such as outstanding stock options and warrants during the period. The inclusion of stock options to calculate diluted income per share, under the treasury stock method, did not materially affect earnings per share.

                         TEL-INSTRUMENT ELECTRONICS CORP
               NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)

Note 6 Government and Commercial Sales

The Company is organized on the basis of its avionics products. The government segment consists primarily of the sale of test equipment to U.S. and foreign governments and militaries, either direct or through distributors. The commercial segment consists mostly of sales of test equipment to domestic and foreign airlines and to commercial distributors. The Company primarily develops and designs test equipment for the avionics industry and, where appropriate, the Company's products are designed to be sold in both the government and commercial markets.

The table below presents information about sales and gross margin. Costs of sales includes certain allocation factors for indirect costs.

                             Three Months Ended             Three Months Ended
                             December 31, 2000              December 31, 1999
                         Government     Commercial      Government    Commercial
                         ----------     ----------      ----------    ----------
Sales                    $1,454,141        822,015      1,110,275        299,715

Cost of Sales               770,399        387,624        529,929        147,101
                         ----------     ----------     ----------     ----------
Gross Margin                683,742        434,391        580,346        152,614
                         ==========     ==========     ==========     ==========

                             Nine Months Ended              Nine Months Ended
                             December 31, 2000              December 31, 1999
                         Government     Commercial      Government    Commercial
                         ----------     ----------      ----------    ----------
Sales                    $3,304,339      2,214,074      2,474,990      1,383,623

Cost of Sales             1,769,559      1,071,727      1,175,818        601,632
                         ----------     ----------     ----------     ----------
Gross Margin              1,534,780      1,142,347      1,299,172        781,991
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

Overview

For the first nine months of the current fiscal year sales totaled more than $5,500,000 already exceeding the total for all of the prior fiscal year.

Shipments of the AN/APM-480 IFF (Identification, Friend or Foe) Transponder Set Test Sets (TSTS) continue without any significant problems and the unit has been favorably received by the customer. The Company has now received orders from the U.S. Navy for a total of 960 units, with a value totaling over $12,500,000 to be delivered over the next three to four years. The AN/APM 480 is a militarized avionics ramp tester used to simulate IFF Transponder/Interrogator and TCAS (Traffic Alert and Collision Avoidance System) functions to provide accurate go, no-go testing of avionics test equipment installed in military aircraft on the flightline and aircraft carrier deck.

During the second quarter of the current fiscal year, the Company began shipment to a major freight carrier (through a domestic distributor) of T-30D ILS (Instrument Landing System) and T-49C (TCAS) commercial test sets. The total order exceeds $900,000, and the Company expects to ship the majority of this order in the current fiscal year. In addition, during the current fiscal year the Company shipped all of the T-76 DME/P (Precision Distance Measuring Equipment) ramp test sets under the contract, totaling approximately $400,000, with Marconi Communications through our Italian intermediary, M.P.G. Instruments s.r.l. DME/P is directed solely to the European market. The Company continues its efforts to complete the DME/P bench test sets under a contract with Marconi Communications in the amount of $680,000.

The Company continues to actively pursue opportunities in both the commercial and government markets, both domestically and internationally, and new product development efforts based upon its evaluation of these markets. The Company is also exploring opportunities in other government and commercial markets in order to broaden the Company's product base. The Company's backlog at December 31, 2000 exceeds $14,500,000. This backlog is deliverable over the next three to four years.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
        RESULTS OF OPERATIONS AND FINANCIAL CONDITION (continued)

Results of Operations (continued)

Overview (continued)

In summary, sales for the nine months ended December 31, 2000 sales increased $1,659,800 (43.0%) to $5,518,413 as compared to the same period in the prior fiscal year. For the nine months ended December 31, 2000, the Company generated net income before taxes of $708,130, an increase of 198.6% as compared to the same nine months in the prior fiscal year, primarily as a result of increased government and commercial sales.

In accordance with SFAS 109, for the nine months ended December 31, 2000, the Company recorded a net tax provision of $133,032, net of the additional deferred tax asset of $150,000 recorded for the three months ended December 31, 2000. This additional deferred tax asset partially offsets the tax provision based upon the effective federal and state tax rate on the Company's income before taxes of $708,130. The Company has no significant liability for federal taxes.

Sales

Total sales increased $866,166 (61.4%) for the three months ended December 31, 2000 as compared to the same period in the prior fiscal year. Commercial sales increased $522,300 (174.3%) and government sales increased $343,866 (31.0%). The increase in commercial sales is primarily attributed to the shipment of commercial test sets to a major freight carrier and an increase in ILS and TCAS test set shipments. There is no assurance that commercial sales will continue to grow at the current rate. Government sales increased as a result of the shipment of the AN/APM-480 to the U.S. Navy, and higher sales of the T-47C IFF test sets. These increases were partially offset by lower sales of T-49CF military TCAS unit, T-47N IFF/TCAS/TACAN test sets, and sales associated with the test and documentation portion of the Navy contract, which is substantially complete.

For the nine months ended December 31, 2000 total sales increased $1,659,800 (43.0%) as compared to the same period in the prior fiscal year. Commercial sales increased $830,451 (60.0%) and government sales increased $829,349 (33.5%). The increase in commercial sales is primarily attributed to the shipment of ILS test sets from the order from the major freight carrier and an increase in TCAS test sets. Government sales increased as a result of the shipment of the AN/APM-480 IFF to the U.S. Navy, and the T-76 DME ramp test sets. These increases were partially offset by lower sales of the T-47 family of IFF test sets and of T-49CF military TCAS units.

Gross Margin

Gross margin increased $385,173 (52.6%) and $595,964 (28.6%) for the three and nine months ended December 31, 2000, respectively, as compared to the same periods in the prior fiscal year. The increase in gross margin, for the most part, is attributed to the higher volume. However, gross margin, as a percentage of sales, was reduced by the introduction of new products, such as the AN/APM 480 and the T-76, and the associated learning curve in building these new and more sophisticated products, and lower gross profit on the AN/APM 480 contract. The gross margin percentage for the three months ended December 31, 2000 was 49.1% as compared to 52.0% for the three months ended December 31, 1999. The gross margin

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
        RESULTS OF OPERATIONS AND FINANCIAL CONDITION (continued)

Results of Operations (continued)

Gross Margin (continued)

percentage for the nine months ended December 31, 2000 was 48.5% as compared to 53.9% for the nine months ended December 31, 1999. The gross margin percentage was also lower in the current fiscal year as a result of the increase in sales to distributors (sales to distributors are sold at a discount from standard list prices).

Operating Expenses

Selling, general and administrative expenses increased $167,166 (61.9%) and $315,216 (37.6%) for the three and nine months ended December 31, 2000, respectively, as compared to the three and nine months ended December 31, 1999. This increase is attributed to higher sales and marketing expenses, and an increase in accrued compensation expense.

Engineering, research and development expenses decreased $87,503 (22.9%) and $228,513 (23.7%) for the three and nine months ended December 31, 2000 as compared to the same period last year. This decrease is associated with certain development activities that were funded through contracts and, therefore, not included in engineering, research and development expenses. The Company expects company funded expenses to increase when the work for these contracts has been completed.

Income Taxes

For the nine months ended December 31, 2000, the Company, in accordance with FASB 109, recorded a net tax provision of $133,042, which represents the recognition of a federal and state tax provision on the Company's net income before taxes of $708,130 in the amount of $283,042 offset by reduction of its deferred tax valuation allowance in the amount of $150,000. For the nine months ended December 31, 1999, the Company recorded a net deferred tax benefit of $290,267, which represents the recognition of federal and state tax provision on the Company's net income before taxes of $237,130 in the amount of $94,733 and offset by a reduction of its deferred tax valuation allowance in the amount of $385,000. The Company currently does not have any significant federal tax liability.

Liquidity and Capital Resources

At December 31, 2000 the Company had positive working capital of $1,599,509 as compared to $921,130 at March 31, 2000. For the nine months ended December 31, 2000, the Company generated cash from operations in the amount of $262,525 as compared to using $26,507 for the nine months ended December 31, 1999. This increase in cash from operations is primarily attributed to the improvement in the Company's operating income as a result of the higher sales volume and an increase in accrued compensation expense. These increases were partially offset by increases in accounts receivable and inventory.

The Company has a credit line in the amount of $600,000 from Summit Bank. The line of credit bears an interest rate of 1% above the lender's prevailing base rate, which is payable monthly, based upon the outstanding balance. At December 31, 2000, the Company had an outstanding balance of $250,000. The line

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
        RESULTS OF OPERATIONS AND FINANCIAL CONDITION (continued)

Liquidity and Capital Resources (continued)

of credit is collateralized by substantially all of the assets of the Company and expires in June 2001. The credit facility requires the Company to maintain certain financial covenants. As of December 31, 2000, the Company was in compliance with all financial covenants.

Based upon the current backlog, available credit line, and cash balance, the Company believes that it has sufficient working capital to fund its plans for the next twelve months. At present, the Company does not anticipate significant long-term needs for capital outside its normal operating activities. There was no significant impact on the Company's operations as a result of inflation for the nine months ended December 31, 2000.

Part II Other Information

Item 4 Submission of Matters to a Vote of Security Holders

(a) The Annual Meeting of Shareholders was held on December 13, 2000 (the "Annual Meeting").

(b) Not applicable because (i) proxies for the Annual Meeting were not solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934; (ii) there was no solicitation in opposition to management's nominees as listed in the Company's proxy statement; and (iii) all of such nominees were elected.

(c) At the Annual Meeting, the Company's shareholders voted in favor of re-electing management's nominees for election as directors of the Company as follows:

                                                  For        Against
                                                  ---        -------

       Harold K. Fletcher                      1,582,680        0
       George F. Leon                          1,582,680        0
       Robert J. Melnick                       1,582,680        0
       Jeff C. O'Hara                          1,582,680        0
       Robert J. Walker                        1,582,680        0

The    shareholders    also   voted   all   1,582,680   shares   in   favor   of
PricewaterhouseCoopers L.L.P. as the Company's certified public accountants for the fiscal year ending March 31, 2001.

(d)   Not applicable

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       TEL-INSTRUMENT ELECTRONICS CORP

Date: February 14, 2001                By: /s/ Harold K. Fletcher
                                           -------------------------------------
                                           /s/ Harold K. Fletcher
                                           Chairman and President

Date: February 14, 2001                By: /s/ Joseph P. Macaluso
                                           -------------------------------------
                                           /s/ Joseph P. Macaluso
                                           Principal Accounting Officer

INDEX TO EXHIBITS

27    Financial  data  schedule  which  is  submitted   electronically   to  the
      Securities and Exchange Commission for information only and is not filed.