Form 10-K
period 2001-03-31
TEL INSTRUMENT ELECTRONICS CORP
filed 2001-06-28
CIK 96885

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the fiscal year                                          Commission File No.
ended March 31, 2001                                              33-18978

                        TEL-INSTRUMENT ELECTRONICS CORP.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

           New Jersey                                   22-1441806
    ------------------------                ------------------------------------
    (State of incorporation)                (IRS Employer Identification Number)

          728 Garden Street
       Carlstadt, New  Jersey                                           07072
       ----------------------                                           -----
(Address of principal executive offices)                             (Zip Code)

Registrant's telephone number, including area code: (201) 933-1600

Securities registered pursuant to Section 12(b) of the Act:

               None
----------------------------------

Securities registered pursuant to Section 12(g) of the Act:

               None
----------------------------------

Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ . No __.

The aggregate market value of the voting Common Stock (par value $.10 per share) held by non-affiliates on June 11, 2001 was $1,945,409 using the price of the last trade on June 11, 2001.

2,124,351 shares of Common Stock were outstanding as of June 11, 2001.

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

        Tel's instruments are used to test navigation and communications equipment installed in aircraft and range in list price from $7,000 to $60,000 per unit. Tel continues to develop new products to improve its test instruments in anticipation of customers' needs. The development of multifunction testers, for example, has made it easier for customers to perform ramp tests with less training. In recent years the Company has become the dominant supplier throughout the world for IFF (Identification Friend or Foe) test equipment, discussed below. This was a significant internally funded development effort which has yielded excellent results. The Company is currently working on the next generation of IFF test sets.

        For the year ended March 31, 2001, sales increased 46% to $7,508,901 and net income before taxes increased 189% to $1,039,117 from $358,958 (see
        Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations). The Company considers fiscal 2001 a milestone year.

        Management continues to be encouraged about the future as a result of its substantial backlog, the unexpected increase in commercial sales, efforts of its international distributors, the progress on the project for DME/P (Precision Distance Measuring Equipment) ramp and bench testers for Marconi Communications, Italy, the European prime contractor, and other products under development. The backlog at March 31, 2001 exceeded $13,500,000, and includes approximately $10,900,000 in orders from the U.S. Navy for the AN/APM 480 Test Sets. This backlog will be shipped over the next few years.

        During fiscal year 2001 the Company began shipment of the AN/APM 480 IFF Interrogator, Transponder test set to the U.S. Navy. The Company has received orders from the U.S. Navy for a total of 960 units. More than 125 units were shipped during fiscal year 2001, and the unit has been favorably received by the customer. The AN/APM 480 is a militarized avionics ramp tester used to simulate IFF Transponder/Interrogator and TCAS (Traffic Alert and Collision Avoidance system) functions to provide go, no-go testing of avionics test equipment installed in military aircraft on the flightline and aircraft carrier deck.

        The Company continues to actively pursue opportunities in both the commercial and government markets, both domestically and internationally, and new product development efforts based upon its evaluation of these markets. The Company is also exploring opportunities in other government and commercial markets in order to broaden the Company's product line.

        The table below sets forth the composition of Tel's sales for the last three fiscal years.

                              Year Ended        Year Ended        Year Ended
                               March 31,         March 31,         March 31,
                                 2001              2000              1999
                                 ----              ----              ----
        Commercial            $3,033,281        $1,957,859        $1,753,723
        Government             4,475,620         3,172,923         1,730,776
                              ----------        ----------        ----------
        Total                  7,508,901         5,130,782         3,484,499
                              ==========        ==========        ==========


        Foreign commercial sales are made direct, through American export agents or the Company's international distributors at a discount reflecting the 15% selling commission under written or oral, year-to-year arrangements. For the years ended March 31, 2001, 2000 and 1999, foreign commercial sales were 17%, 20% and 19%, respectively, of total commercial sales.

        The Company has signed an exclusive distribution agreement with Muirhead Avionics based in the United Kingdom to represent the Company in parts of Europe. Sales to Muirhead represented approximately 3%, 5% and 10% of total sales for the fiscal years 2001, 2000 and 1999, respectively.

        In May 1999, the Company received a $396,262 order for its DME/P ramp test units from Italy. These units were delivered in the first quarter of fiscal year 2001. In addition, the Company received a contract for $680,000 to develop a DME/P bench test set from this same customer.

        Tel sells its products either directly or through distributors to its many domestic commercial customers. No direct commercial customer accounted for more than 10% of commercial sales in fiscal year 2001. One direct domestic commercial customer accounted for 11% of commercial sales in fiscal year 2000. There are no written agreements with distributors who receive a 15% discount for stocking and selling these products. Tel also gives a 5% to 10% discount to non-stocking distributors, depending on their sales volume and promotional effort. Independent sales representatives receive 5% to 10% commissions, depending on their sales volume and promotional efforts. One domestic distributor accounted for approximately 29%, 10% and 13% of commercial sales for the years ended March 31, 2001, 2000 and 1999, respectively.

        Set forth below is Tel's backlog at March 31, 2001, 2000, and 1999.

                                Commercial      Government           Total
                                ----------      ----------           -----
        March 31, 2001           $633,761       $13,029,317       $13,663,078
        March 31, 2000           $665,072       $14,355,429       $15,020,501
        March 31, 1999           $379,404       $ 2,338,011       $ 2,717,415



        Tel believes that most of the backlog at March 31, 2001 will be delivered during the next few fiscal years.

        All of the backlog is pursuant to purchase orders and all of the government contracts are fully funded. However, government contracts are always susceptible to termination by the government for convenience.

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

        The civilian market for avionic testing equipment is dominated by three manufacturers, including Tel. In the general aviation and airline market, Tel competes principally with IFR, an independent firm, and with JC Air, a division of BF Goodrich. This market is relatively small and highly competitive. Tel has generally been successful because of its high quality products, prices, and responsive service. Tel also provides customers with calibration and repair services. At this time, the Company believes that the foreign commercial market represents a better opportunity than the U.S. commercial market for growth. The foreign market is larger than the domestic market and many foreign airlines are upgrading to meet U.S. requirements. The Company has entered into distribution arrangements with Muirhead to distribute in Europe and with an exclusive distributor in Australia and New Zealand. Additionally, the Company entered into an agreement with M.P.G. Instruments S.R.L., wherein this distributor will have the exclusive sales rights for DME/P ramp and bench test units. The Company continues to explore additional opportunities in other parts of the world.

        Future domestic growth will depend in part on whether the U.S. Federal Aviation Administration (FAA) implements plans to upgrade the U.S. air traffic control system and on continuing recent trends towards more sophisticated avionics systems, both of which would require the design and manufacture of new test equipment. The Company continues to analyze the needs of the market, in order to develop new and improved instruments to meet emerging FAA requirements, and to redesign models to add functions and reduce the cost. The Company believes its test equipment is recognized by its customers for its quality, durability, reliability, and affordability.

        The military market is large, but is dominated by large corporations with substantially greater resources than Tel. Tel competitively bids for government contracts on the basis of the uniqueness of its products and "small business set asides" (i.e., statutory provisions requiring the military to entertain bids only from statutorily defined small businesses), and on bids for sub-contracts from major government suppliers.

        Because of the larger size of the military market, in contrast to the civilian market, Tel has been increasing its efforts to obtain military contracts and sub-contracts. Tel has increased its concentration on meeting end user needs by modifying commercial designs to satisfy special government/military requirements. This approach has enabled Tel to sell the T-30D, T-36M, T-48I, T-47 family, and T-49 family to government agencies and prime contractors.

        In recent years the Company has become the dominant supplier throughout the world for IFF test equipment. This was a significant internally funded development effort which has yielded excellent results. The Company is currently working on the next generation of IFF test sets.

        Tel's ability to compete in both the civil and the military aviation market has been restricted in the past because of limited financial resources. Tel has no patents or licenses which are material to its business.

        Research and Development

        In the fiscal years ended March 31, 2001, 2000 and 1999, Tel spent $1,047,305, $1,051,833, and $1,204,077, respectively, on the research and development of new and improved products. None of these amounts was sponsored by customers. Tel's management believes that continued and increased expenditures for research and development are necessary to enable Tel to expand its sales and generate profits.

        The decrease in expenditures in fiscal years 2001 and 2000 is associated with certain resources being directed towards revenue-processing activities and, therefore, included in cost of sales. Engineering, research and development expenditures in 2001 were directed primarily toward finalization of a design of a universal test set, a commercial bench test, and new products for other targeted markets, such as the, T-47S, T-36M, and T-47N. The Company has also begun work on the next generation of IFF test sets. The Company owns all of these designs.

        Personnel

        At June 11, 2001, Tel had twenty-nine employees in manufacturing, materials management, and quality assurance, nine in administration and sales, and ten in research and development, none of whom belongs to a union. While the job market is tight, especially for technical personnel, Tel has generally been able to add personnel as required. The Company also uses several part-time consultants on an as needed basis.

Item 2. Properties

        During the fourth quarter of fiscal year 2001, the Company expanded its facilities and increased its manufacturing capacity by adding the lower level of the building to its lease. The Company now leases 19,564 square feet in Carlstadt, New Jersey as its manufacturing plant and administrative offices, pursuant to a ten-year lease expiring in February, 2011. Tel is unaware of any environmental problems in connection with its location and, because of the nature of its manufacturing activities, does not anticipate such problems.

Item 3. Pending Legal Proceedings

        There are no material pending legal proceedings.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

        Market Information

        There has been no established public trading market for Registrant's Common Stock. Subsequent to the public offering of the Company's Common Stock in December 1988, the Common Stock has traded sporadically in the over-the-counter market. During the fiscal year ended March 31, 2001, the Company's Common Stock had the high and low bids of $2.625 and $1.00, respectively. These quotations reflect inter-dealer prices, without retail markup or commission and may not necessarily represent actual transactions. On June 11, 2001, the bid was $1.70 and the ask was $1.95.

        Approximate Number of Equity Security Holders

                                                          Number of Record
                                                            Holders as of
                Title of Class                             March 31, 2001
                --------------                             --------------
                Common Stock, par value                          812
                  $.10 per share

        Dividends

        Registrant has not paid dividends on its Common Stock and does not expect to pay such dividends in the foreseeable future.

Item 6. Selected Financial Data

                        TEL-INSTRUMENT ELECTRONICS CORP.
                        SUMMARY OF FINANCIAL INFORMATION

                                                                                  Years Ended March 31,
                                                        ----------------------------------------------------------------------
                                                           2001           2000           1999           1998           1997
                                                           ----           ----           ----           ----           ----
Statement of Operations Data:
  Net revenues                                          $7,508,901     $5,130,782     $3,484,499     $3,959,242     $3,165,674
                                                        ----------     ----------     ----------     ----------     ----------
  Operating costs and expenses:
  Cost of sales                                          3,704,572      2,489,769      1,559,992      1,559,542      1,325,659
  Selling, general and administrative                    1,622,881      1,165,844        920,547        909,505        854,093
  Engineering, research and development                  1,047,305      1,051,833      1,204,077        902,250        486,884
                                                        ----------     ----------     ----------     ----------     ----------
                                                         6,374,758      4,707,446      3,684,616      3,371,297      2,666,636
                                                        ----------     ----------     ----------     ----------     ----------
  Income (loss) from operations                          1,134,143        423,336       (200,117)       587,945        499,038

  Other expenses, net                                      (95,026)       (64,378)       (44,149)       (68,847)       (57,954)
                                                        ----------     ----------     ----------     ----------     ----------
  Diluted income/(loss) before income taxes              1,039,117        358,958       (244,266)       519,098        441,084

  Benefit from income taxes                                295,888        241,595         97,585         58,719        340,200
                                                        ----------     ----------     ----------     ----------     ----------
  Net income (loss)                                     $1,335,005     $  600,553      $(146,681)    $  577,817     $  781,284
                                                        ==========     ==========     ==========     ==========     ==========
  Diluted income/(loss) per common share                $     0.63     $     0.28      $   (0.07)    $     0.28     $     0.41
                                                        ==========     ==========     ==========     ==========     ==========


                                                                                  Years Ended March 31,
                                                        ----------------------------------------------------------------------
                                                           2001           2000           1999           1998           1997
                                                           ----           ----           ----           ----           ----
Balance Sheet Data:
 Working capital                                        $1,766,360     $  921,130     $  507,582     $  864,061     $  440,978

 Total assets                                            5,934,646      3,932,765      2,218,508      1,941,141      1,648,066

 Long-term debt                                            218,345        301,682        266,486        300,000        365,000

 Stockholders' equity                                    2,862,348      1,522,047        919,093      1,060,068        455,254

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

        Results of Operations 2001 Compared to 2000

        Overview

        For the year ended March 31, 2001 sales increased 46% to $7,508,901 and net income before taxes increased 189% to $1,039,117 from $358,958.

        During fiscal year 2001 the Company began shipments of the AN/APM-480 IFF (Identification, Friend or Foe) Transponder Set Test Sets (TSTS) to the U.S. Navy. The Company has received orders from the U.S. Navy for a total of 960 units. A total of 128 units were shipped during fiscal year 2001 under this contract. The unit has been favorably received by the customer. The AN/APM 480 is a militarized avionics ramp tester used to simulate IFF Transponder/Interrogator and TCAS functions to provide accurate go, no-go testing of avionics test equipment installed in military aircraft on the flightline and aircraft carrier deck.

        During the current fiscal year, the Company began shipment to a major freight carrier (through a domestic distributor) of T-30D ILS (Instrument Landing System) and T-49C TCAS commercial test sets. The total order exceeds $900,000, and the Company shipped approximately $600,000 of this order during fiscal year 2001, and expects to ship the balance of this order during the first half of fiscal year 2002. In addition, during the current fiscal year the Company shipped all of the T-76 DME/P ramp test sets under the contract, totaling approximately $400,000, with Marconi Communications through our Italian intermediary, M.P.G. Instruments s.r.l.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

    Results of Operations 2001 Compared to 2000 (Continued)

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

    Sales

    Total sales increased $2,378,119 (46.4%) to $7,508,901 for the year ended March 31, 2001 as compared to the year ended March 31, 2000.

    Government sales increased $1,302,697 (41.1%) for the year ended March 31, 2001 as compared to the prior fiscal year. Government sales increased as a result of the shipment of the AN/APM-480 IFF test sets to the U.S. Navy, the T-36M and the T-76 DME/P ramp test sets. These increases were partially offset by lower foreign sales of the T-47 family of IFF test sets and of sales of the T-49CF military TCAS units

    Commercial sales increased $1,075,422 (54.9%) to $3,033,281 for the fiscal year ended March 31, 2001 as compared to the fiscal year ended March 31, 2000. The increase in commercial sales is primarily attributed to the shipment of commercial test sets to a major freight carrier and an increase in ILS and TCAS test set shipments. There is no assurance that commercial sales will continue to grow at the current rate.

    Gross Margin

    Gross margin increased $1,163,316 (44.0%) for the fiscal year ended March 31, 2001 as compared to the prior fiscal year. The increase in gross margin, for the most part, is attributed to the higher volume. However, gross margin, as a percentage of sales, was reduced by the introduction of new products, such as the AN/APM 480 and the T-76, and the associated learning curve in building these new and more sophisticated products, and lower gross profit on the AN/APM 480 contract. The gross margin percentage for the fiscal year ended March 31, 2001 was 50.7% as compared to 51.5% for the fiscal year ended March 31, 2000.

    Operating Expenses

    Selling, general and administrative expenses increased $457,037 (39.2%) for the year ended March 31, 2001 as compared to the prior fiscal year. This increase is attributed to higher sales and marketing expenses, and an increase in accrued compensation expense.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

    Results of Operations 2001 Compared to 2000 (Continued)

    Engineering, research and development expenses decreased $4,528 for the year ended March 31, 2001 as compared to last year. Similar to the previous fiscal year, certain resources were directed towards revenue-producing activities and, therefore, not included in engineering, research and development expenses. However, the Company continued to develop new products and provide a foundation for the future, including work on a universal test set and beginning work on the next generation of IFF test sets. The Company expects company-funded development expenses to increase when the work for these contracts has been completed.

    Income Taxes

    For the year ended March 31, 2001, the Company, in accordance with FASB 109, recorded a net tax benefit of $295,888, which represents (1) the effective federal and state tax rate on the Company's net income before taxes, and (2) reduction of its deferred tax valuation allowance and other items and credited this amount to benefit from income taxes. For the year ended March 31, 2000, the Company recorded a net tax benefit of $241,595, which represents (1) the effective federal and state tax rate on the Company's net income before taxes and (2) reduced its valuation allowance and other items in the amount of $385,000 and credited this amount to benefit from income taxes. The Company currently does not have a significant federal tax liability (see Note 9 to the Financial Statements).

    Results of Operations 2000 Compared to 1999

    Overview

    For the year ended March 31, 2000, sales increased 47% to $5,130,782 and net income before taxes increased to $358,958.

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

    Results of Operations 2000 Compared to 1999 (continued)

    In January 2000, the Company received from Marconi Communications, through its Italian intermediary, M.P.G. Instruments s.r.l., a contract in the amount of $680,000 for DME/P Bench Test Sets. This contract is incremental to the contract received in May 1999 for DME/P Ramp Test Sets in the amount of $396,262. At this time, DME/P is directed solely to the European market. The Company will design and build the Bench Test Set and expects to begin delivering these units in calendar year 2001. The order for the DME/P Ramp Test Sets was delivered in the first quarter of fiscal year 2001.

    The Company's backlog at March 31, 2000 exceeds $15,000,000. This backlog is deliverable over the next few years.

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

    Engineering, research and development expenses decreased $152,244 (12.6%) for the year ended March 31, 2000 as compared to the same period last year. The decrease is associated with certain resources being directed towards revenue-producing activities and, therefore, not included in research and development expense. However, the Company continued its development efforts which were directed primarily toward the finalization of the design of the AN/APM 480 IFF test sets for the U.S. Navy, the T-36M, and the upgrading of additional products, such as the T-49CF, T-47CC, and the T-47N.

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

    Liquidity and Capital Resources

    Working capital increased $845,230 (92%) during fiscal year 2001 to $1,766,360 as compared to $921,130 at March 31, 2000. For the year ended March 31, 2001, the Company generated cash from operations in the amount of $725,864 as compared to using $96,775 in the prior fiscal year. This increase in cash from operations is primarily attributed to the improvement in the Company's operating income as a result of the higher sales volume and an increase in deferred expense. These increases were partially offset by increases in accounts receivable and inventory.

    The Company has a credit line in the amount of $600,000 from Summit Bank. The line of credit bears an interest rate of 1% above the lender's prevailing base rate, which is payable monthly, based upon the outstanding balance. At March 31, 2001, the Company had borrowed $250,000 against its line of credit. The line of credit is collateralized by substantially all of the assets of the Company and expires in June 2001. The credit facility requires the Company to maintain certain financial covenants. As of March 31, 2001, the Company was in compliance with all financial covenants. The Company has begun to re-negotiate this line of credit with Summit Bank.

    Based upon the current backlog, its existing credit line, and cash balance, the Company believes that it has sufficient working capital to fund its operating plans for the next twelve months. At present, the Company does not anticipate significant long-term needs for capital outside its normal operating activities. There was no significant impact on the Company's operations as a result of inflation for the fiscal year ended March 31, 2001.

Item 8. Financial Statements and Supplementary Data

                                                                 Pages
                                                                 -----

(1)    Financial Statements:

        Report of Independent Accountants                         16

        Balance Sheets - March 31, 2001 and 2000                  17

        Statements of Operations - Years Ended
           March 31, 2001, 2000 and 1999                          18

        Statements of Changes in Stockholders'
           Equity - Years Ended March 31,
           2001, 2000 and 1999                                    19

        Statements of Cash Flows - Years Ended
            March 31, 2001, 2000 and 1999                         20

         Notes to Financial Statements                           21-35

(2)    Financial Statement Schedule:

         II - Valuation and Qualifying Accounts                   36


Financial statement schedules not included in this annual report on Form 10-K have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Report of Independent Accountants

    To the  Stockholders  and Board of Directors of  Tel-Instrument  Electronics
    Corp.

    In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Tel-Instrument Electronics Corp. (the "Company") at March 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2001, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule included in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

    PricewaterhouseCoopers LLP

    Florham Park, New Jersey
    June 13, 2001

TEL-INSTRUMENT ELECTRONICS CORP.

Balance Sheets

                                      ASSETS                            March 31, 2001     March 31, 2000
                                                                        --------------     --------------
Current assets:
        Cash                                                              $  433,438         $  172,836
        Accounts receivable, net of allowance for doubtful
           accounts of $11,598 at March 31,
           2001 and 2000, respectively                                     1,264,383          1,099,425
        Inventories, net                                                   2,351,648          1,486,885
        Prepaid expenses and other current assets                             43,568             56,020
        Deferred income tax benefit - current                                527,276            215,000
                                                                          ----------         ----------
             Total current assets                                          4,620,313          3,030,166

Office and manufacturing equipment, net                                      674,656            350,872
Other assets                                                                  35,354             28,628
Deferred income tax benefit                                                  604,323            523,099
                                                                          ----------         ----------
Total assets                                                              $5,934,646         $3,932,765
                                                                          ==========         ==========
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

      Convertible note payable - related party - current portion          $  200,000         $  150,000
      Convertible subordinated note - related party                           15,000             15,000
      Line of credit                                                         250,000            250,000
      Capitalized lease obligations - current portion                         77,826             56,376
      Accounts payable                                                       942,173            746,863
      Deferred revenues                                                      267,630            176,193
      Accrued payroll, vacation pay and deferred wages                       535,850            350,286
      Accrued expenses - related parties                                     196,973            132,912
      Taxes payable                                                           63,215                 --
      Other accrued expenses                                                 305,286            231,406
                                                                          ----------         ----------
             Total current liabilities                                     2,853,953          2,109,036

Convertible note payable - related party                                     150,000            200,000
Capitalized lease obligations - excluding current portion                     68,345            101,682
                                                                          ----------         ----------
         Total liabilities                                                 3,072,298          2,410,718

Stockholders' equity
      Common stock, par value $.10 per share, 2,124,351 and 2,113,290
      issued and outstanding as of March 31, 2001 and 2000, respectively     212,438            211,332
      Additional paid-in capital                                           3,932,111          3,927,921
      Accumulated deficit                                                 (1,282,201)        (2,617,206)
                                                                          ----------         ----------
      Total Stockholders' equity                                           2,862,348          1,522,047
                                                                          ----------         ----------
      Total liabilities and stockholders' equity                          $5,934,646         $3,932,765
                                                                          ==========         ==========

The accompanying notes are an integral part of the financial statements

TEL-INSTRUMENT ELECTRONICS CORP.

Statements of Operations

                                                                                          For the years ended March 31,
                                                                                 2001                2000                 1999
                                                                                 ----                ----                 ----
Sales - commercial, net                                                       $3,033,281          $1,957,859          $1,753,723
Sales - government, net                                                        4,475,620           3,172,923           1,730,776
                                                                              ----------          ----------          ----------
              Total Sales                                                      7,508,901           5,130,782           3,484,499
Cost of sales                                                                  3,704,572           2,489,769           1,559,992
                                                                              ----------          ----------          ----------
              Gross margin                                                     3,804,329           2,641,013           1,924,507
Operating expenses:
  Selling, general and administrative                                          1,622,881           1,165,844             920,547
  Engineering, research and development                                        1,047,305           1,051,833           1,204,077
                                                                              ----------          ----------          ----------
              Total operating expenses                                         2,670,186           2,217,677           2,124,624
                                                                              ----------          ----------          ----------
                 Income (loss) from operations                                 1,134,143             423,336            (200,117)
Other income/(expense):
              Interest income                                                     23,877               9,682               8,637
              Interest expense                                                   (78,478)            (37,136)            (16,736)
              Interest  expense -  related parties                               (40,425)            (36,924)            (36,050)
                                                                              ----------          ----------          ----------
Income (loss) before income taxes                                              1,039,117             358,958            (244,266)
Benefit from income taxes                                                        295,888             241,595              97,585
                                                                              ----------          ----------          ----------
   Net income (loss)                                                          $1,335,005          $  600,553          $ (146,681)
                                                                              ==========          ==========          ==========
Income (loss) per common share:
              Basic                                                           $     0.63          $     0.28          $    (0.07)
                                                                              ==========          ==========          ==========
              Diluted                                                         $     0.63          $     0.28          $    (0.07)
                                                                              ==========          ==========          ==========
Weighted average number of shares outstanding
              Basic                                                            2,115,134           2,110,983           2,101,264
                                                                              ==========          ==========          ==========
              Diluted                                                          2,117,686           2,146,402           2,101,264
                                                                              ==========          ==========          ==========


The accompanying notes are an integral part of the financial statements.

TEL-INSTRUMENT ELECTRONICS CORP.

Statements Of Changes In Stockholders' Equity

                                                                 Common Stock
                                                     Number of Shares                        Additional
                                             --------------------------------------------      Paid-In     Accumulated
                                             Authorized            Issued          Amount      Capital       Deficit        Total
                                             ----------            ------          ------      -------       -------        -----
Balances  March 31, 1998                     4,000,000           2,094,735    $   209,476   $ 3,921,670   $(3,071,078)  $ 1,060,068

Net loss                                                                                                     (146,681)     (146,681)
Issuance of common stock in connection
 with the exercise of stock options                                 15,222          1,522         4,184                       5,706
                                             ---------           ---------    -----------   -----------   ------------  -----------
Balances  March 31, 1999                     4,000,000           2,109,957    $   210,998   $ 3,925,854   $(3,217,759)  $   919,093

Net income                                                                                                    600,553       600,553
Issuance of common stock in connection
 with the exercise of  stock options                                 3,333            334         2,067                       2,401
                                             ---------           ---------    -----------   -----------   ------------  -----------
Balances  March 31, 2000                     4,000,000           2,113,290    $   211,332   $ 3,927,921   $(2,617,206)  $ 1,522,047

Net income                                                                                                  1,335,005     1,335,005
Issuance of common stock in connection
 with the exercise of stock options                                 11,061          1,106         4,190                       5,296
                                             ---------           ---------    -----------   -----------   ------------  -----------
Balances  March 31, 2001                     4,000,000           2,124,351    $   212,438   $ 3,932,111   $(1,282,201)  $ 2,862,348
                                             =========           =========    ===========   ===========   ===========   ===========



The accompanying notes are an integral part of the financial statements.

TEL-INSTRUMENT ELECTRONICS CORP.

Statements Of Cash Flows
Increase (Decrease) In Cash



                                                                              For the years ended March 31,
                                                                              -----------------------------
                                                                           2001           2000           1999
                                                                           ----           ----           ----
Cash flows from operating activities:
    Net income (loss)                                                  $ 1,335,005    $   600,553    $  (146,681)
    Adjustments to reconcile net income to cash
       provided by operating activities:
          Deferred income taxes                                           (393,500)      (241,595)       (97,585)
          Depreciation and amortization                                    129,887         70,303         41,907
          Provision for losses on accounts receivable                           --         (3,987)          (479)
          Provision for inventory obsolescence                              28,672         14,504         (6,000)
          Changes in assets and liabilities:
            Increase in accounts receivable                               (164,958)      (456,717)      (263,736)
            Increase in inventories                                       (893,435)      (787,689)      (324,670)
            Decrease (increase) in prepaid expenses and other assets        10,726        (21,545)       (16,521)
            Increase in accounts payable                                   195,310        444,428        233,822
            Increase in taxes payable                                       63,215             --             --
            Increase in deferred revenues, and accrued
              accrued expenses                                             414,942        284,970        158,367
                                                                       -----------    -----------    -----------
            Net cash provided by (used in) operating
              activities                                                   725,864        (96,775)      (421,576)
                                                                       -----------    -----------    -----------
Cash flows from investing activities:
   Additions to office and manufacturing equipment                        (396,057)      (125,948)       (67,044)
   Increase in cash surrender value of life insurance                       (5,000)       (24,494)       (31,460)
                                                                       -----------    -----------    -----------
            Net cash used in investing activities                         (401,057)      (150,442)       (98,504)
                                                                       -----------    -----------    -----------
Cash flows from financing activities:
   Proceeds from loan on insurance policy                                       --        129,456             --
   Proceeds from exercise of warrants and options                            5,296          2,401          5,706
   Proceeds from drawing on line of credit                                      --        250,000         50,000
   Repayment of line of credit                                                                           (50,000)
   Repayment of capitalized lease obligations                              (69,501)       (32,421)          (290)
                                                                       -----------    -----------    -----------
            Net cash (used in) provided by financing activities            (64,205)       349,436          5,416
                                                                       -----------    -----------    -----------
Net increase (decrease) in cash                                            260,602        102,219       (514,664)
Cash - beginning of year                                                   172,836         70,617        585,281
                                                                       -----------    -----------    -----------
Cash - end of year                                                     $   433,438    $   172,836    $    70,617
                                                                       ===========    ===========    ===========
Supplemental information:
   Taxes paid                                                          $    34,157    $        --    $        --
                                                                       ===========    ===========    ===========
   Interest paid                                                       $    80,730    $    68,744    $    21,700
                                                                       ===========    ===========    ===========
   Assets acquired through capitalized leases                          $    57,614    $   164,326    $    26,443
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

2. Summary of Significant Accounting Policies

      Revenue Recognition:

      Revenues are recognized at the time of shipment provided title and risk of loss is transferred to the customer. Provisions, when appropriate, are made where the right to return exists. Revenues under service contracts are recognized when the services are performed. The percentage-of-completion method is used on long-term contracts.

      The Company adopted Staff Accounting Bulletin No. 101, "Revenue Recognition Financial Statements" (SAB101) in fiscal year 2001. SAB101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. The adoption of SAB101 did not have a material impact on its financial position or statement of operations. Shipping and handling costs charged to customers were not material.

      Payments received prior to the delivery of units or services performed are recorded as deferred revenues on the accompanying balance sheet.

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

TEL-INSTRUMENT ELECTRONICS CORP.

      Concentrations of Credit Risk:

      Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable. The Company's customer base is primarily comprised of airlines, distributors, and the U.S. Government. As of March 31, 2001, the Company believes it has no risk related to its concentration within its accounts receivable. (See Note 12 to Financial Statements).

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

      When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is included in the Statements of Operations.

      Research and Development Costs:

      Research and development costs are expensed as incurred.

      Income/(Loss) Per Common Share:

      The Company's basic income (loss) per share is based on net income (loss) for the relevant period, divided by the weighted average number of common shares outstanding during the period. Diluted income per share is based on net income for the relevant period, divided by the weighted average number of common shares outstanding during the period, including common share equivalents, such as outstanding stock options and warrants which totaled 2,552 and 35,419 for fiscal years 2001 and 2000, respectively using the treasury stock method. Common share equivalents, such as outstanding stock options and warrants, are not included in the calculation for the fiscal year 1999, since the effect would be antidilutive.

TEL-INSTRUMENT ELECTRONICS CORP.

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

      Stock Option Plan:

      The Company accounts for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Under SFAS 123 the Company provides pro forma net income and pro forma earnings per share disclosures for employee stock option grants made since fiscal 1996 as if the fair-value-based method as defined in SFAS No. 123 has been applied.

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

      Comprehensive Income:

      On June 7, 1997 the FASB issued SFAS No.130 "Reporting Comprehensive Income". SFAS No. 130 establishes standards of reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general purpose financial statements. SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company adopted SFAS No. 130 in fiscal 1999 and this adoption had no effect on the Company's financial statements.

TEL-INSTRUMENT ELECTRONICS CORP.

      Segments:

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

      Use of Estimates:

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

      Risks and Uncertainties:

      The Company's operations are subject to a number of risks, including but not limited to changes in the general economy, demand for the Company's products, the success of its customers, research and development results, reliance on the government markets and the renewal of its line of credit. The Company has a major contract with the U.S. Navy, which like all government contracts, is subject to termination.

      Reclassification:

      Certain prior years amounts have been reclassified to conform to the current year presentation.

TEL-INSTRUMENT ELECTRONICS CORP.

3. Accounts Receivable

The following tabulation sets forth the components of accounts receivable:

                                                     March 31,
                                           ---------------------------
                                               2001            2000
                                           ----------       ----------

Government                                 $  883,767       $  765,814
Commercial                                    392,214          345,209
Less: Allowance for doubtful accounts         (11,598)         (11,598)
                                           ----------       ----------
                                           $1,264,383       $1,099,425
                                           ==========       ==========


4. Inventories

      Inventories consist of:

                                                     March 31,
                                            ----------------------------
                                                2001             2000
                                            ----------        ----------

Purchased parts                             $1,072,191        $  921,185
Work-in-process                              1,352,252           609,824
Less: Reserve for obsolescence                 (72,795)          (44,124)
                                            ----------        ----------
                                            $2,351,648        $1,486,885
                                            ==========        ==========


      Work-in-process inventory includes $1,102,205 and $397,507 for government contracts at March 31, 2001 and 2000 respectively.

14. Office and Manufacturing Equipment

            Office and manufacturing equipment consists of the following:

                                                     March 31,
                                            ---------------------------
                                               2001             2000
                                            ---------         ---------

Leasehold Improvements                      $ 312,583         $  54,640
Machinery and equipment                       749,598           644,899
Sales equipment                               183,853           150,438
Assets under capitalized leases               248,383           190,769
Less:   Accumulated depreciation and
         Amortization                        (819,761)         (689,874)
                                            ---------         ---------
                                            $ 674,656         $ 350,872
                                            =========         =========

TEL-INSTRUMENT ELECTRONICS CORP.

6. Accrued Expenses

      Accrued   payroll, vacation  pay  and  deferred  wages  consists  of  the following:

                                                             March 31,
                                                   ---------------------------
                                                      2001            2000
                                                   ----------       ----------

      Accrued profit sharing                       $334,626         $ 149,790
      Accrued vacation pay                          113,437            92,585
      Accrued salary and payroll taxes               47,266            32,392
      Deferred salary and wages and interest         40,521            75,519
                                                   --------         ---------
                                                   $535,850         $ 350,286
                                                   ========         =========

      Other accrued expenses of $305,286 and $231,406 at March 31, 2001 and 2000, respectively, consist primarily of interest, professional service costs for legal, accounting, and independent sales representative commissions, and of product related costs, such as warranty.

7. Line of Credit

      The Company has a line of credit of $600,000, maturing in June 2001. Interest is payable monthly at an interest rate of 1% above the lender's prevailing base rate. As of March 31, 2001, the Company was paying 8% on the outstanding balance. The line is collateralized by substantially all of the assets of the Company. The credit facility requires the Company to maintain certain financial covenants. As of March 31, 2001, the company is in compliance with all financial covenants. At March 31, 2001 and 2000, the Company had an outstanding balance of $250,000.

TEL-INSTRUMENT ELECTRONICS CORP.

8. Capitalized Lease Obligations

      The Company has entered into lease commitments for equipment that meet the requirements for capitalization. The equipment has been capitalized and shown in office and manufacturing equipment in the accompanying balance sheets. The related obligations are also recorded in the accompanying balance sheets and are based upon the present value of the future minimum lease payments with interest rates ranging from 11% to 18%. The net book value of equipment acquired under capitalized lease obligations amounted to $177,134 and $166,690 respectively, at March 31, 2001 and 2000. As of March 31, 2001 and 2000, accumulated amortization under capital leases was $71,250 and $24,079, respectively.

      Commitments under these leases for the years subsequent to March 31, 2001 are as follows:

                                                    2002        $ 90,526
                                                    2003          60,730
                                                    2004          43,631
                                                    2005          19,428
                                                                --------
      Total minimum lease payments                               214,315
      Less amounts representing interest                          68,144
                                                                --------
      Present value of net minimum lease payments                146,171
      Less current portion                                        77,826
                                                                --------
      Long-term capital lease obligation                        $ 68,345
                                                                ========

TEL-INSTRUMENT ELECTRONICS CORP.

9. Income Taxes

      The benefit for income taxes is comprised of the following:

                                          March 31,     March 31,   March 31,
                                            2001          2000        1999
                                          ---------    ---------    ---------
      Current:
         Federal                          $  38,955    $      --    $      --
         State and Local                     59,155           --           --
                                          ---------    ---------    ---------
         Total Current Tax Provision      $  98,110    $      --    $      --
                                          =========    =========    =========
      Deferred:
         Federal                          $(397,998)   $(220,595)   $ (99,585)
         State and Local                      4,000      (21,000)       2,000
                                          ---------    ---------    ---------
      Total Benefit                       $(295,888)   $(241,595)   $ (97,585)
                                          =========    =========    =========


      The components of the Company's deferred taxes at March 31, 2001 and 2000 are as follows:

                                                         March 31,   March 31,
                                                           2001        2000
                                                       ----------   ----------
      Net operating loss
             carryforwards and credits                $  685,000   $1,090,000
      Asset reserves                                      34,000       22,000
      Deferred wages and accrued interest                250,000      190,000
      Provision for estimated expenses                   163,000      161,000
                                                      ----------   ----------
      Deferred tax asset                               1,132,000    1,463,000
      Less, valuation allowance                               --      724,901
                                                      ----------   ----------
      Deferred tax asset                              $1,132,000   $  738,099
                                                      ==========   ==========


      As of March 31, 2001, the Company has Federal tax net operating loss carryforwards of approximately $1,435,000, which begin to expire in 2004. The recognized deferred tax asset is based upon the expected utilization of its net operating loss carryforwards before they expire and benefit from the reversal of tax asset temporary differences.

TEL-INSTRUMENT ELECTRONICS CORP.

9. Income Taxes (Continued)

      The foregoing  amounts are  management's  estimates and the actual results could differ from those estimates. Future profitability in this competitive industry depends on continually obtaining and fulfilling new profitable purchase agreements and modifying products. The inability to obtain new profitable contracts or the failure of the Company's engineering development efforts could reduce estimates of future profitability, which could affect the Company's ability to realize the deferred tax assets.

      A reconciliation of the income tax expense at the statutory Federal tax rate of 34% to the income tax expense recognized in the financial statements is as follows:

                                              2001         2000         1999
                                              ----         ----         ----
Income tax expense - statutory rate        $ 353,300    $ 122,403    $ (83,050)
Income tax expenses - state and local,
 net of federal benefit                       41,682      (13,860)       1,320
Change in valuation allowance               (724,901)    (320,595)     116,415
Federal income tax credit                    (16,000)     (30,000)    (128,000)
Other                                         50,031          457       (4,270)
                                           ----------   ---------    ---------
Income tax benefit recognized in the
 financial statements                      $(295,888)   $(241,595)   $ (97,585)
                                           =========    =========    =========

10. Related Party Transactions

      On March 31, 1997, the Company's Chairman/President renegotiated the terms of the non-current note payable-related party. This note, along with $250,000 of other accrued expenses due to the Company's Chairman/President, were converted into seven $50,000 convertible subordinated notes (the "Notes") totaling $350,000. The Notes are due in consecutive years beginning March 31, 1999 with the last note due March 31, 2005. In April 2001, Notes which were scheduled to mature on March 31, 1999, March 31, 2000 and March 31, 2001 were extended to September 30, 2001. The Notes bear interest at a rate of 10% per annum, payable semi-annually on the last day of September and March of each year. The Company is required to prepay the outstanding balance of the Notes and any accrued interest thereon, if the Company sells all or substantially all of its assets. The Notes can be converted into newly issued common shares of the Company at the conversion price of $2.50 per share. The conversion prices shall be adjusted for any stock dividends, stock issuances or capital reorganizations. The Notes may be redeemed by the Company prior to maturity upon giving written notice of not less than 30 days or more than 60 days at a redemption price equal to 120% of the principal if redeemed two years or more prior to the maturity date or 110% of the principal if redeemed more than one year, but less than two years prior to the maturity date.

TEL-INSTRUMENT ELECTRONICS CORP.

10. Related Party Transactions (Continued)

      Accrued payroll, vacation pay and deferred wages and related interest includes $72,461 and $77,074 at March 31, 2001 and 2000, respectively, which is due to officers of the Company.

      Accrued expenses-related parties includes interest and professional fees of approximately $90,000 and $65,000 due to a non-employee officer/stockholder of the Company at March 31, 2001 and 2000, respectively. Accrued expenses - related parties includes professional fees of approximately $4,000 and $8,000 to a director/stockholder of the Company at March 31, 2001 and 2000 respectively. In addition, accrued expense - related parties includes $103,000 and $60,000 respectively at March 31, 2001 and 2000 for interest and other expenses due to the Company's Chairman/President. Tel has obtained professional services from a non-employee officer/stockholder with the related fees amounting to $57,966, $42,464 and $46,164 for the years ended March 31, 2001, 2000 and
      1999, respectively. Additionally, Tel obtained professional services from a director/stockholder with the related fees amounting to $77,500, $84,000 and $76,500 for fiscal years 2001, 2000 and 1999, respectively.

      The Company's $30,000 convertible subordinated note-related party matured on March 31, 1997. The Company renegotiated such note and satisfied $15,000 of this obligation and extended the maturity date of the remaining $15,000 until September 30, 2001. This note accrues interest semi-annually at a rate of 7%. The subordinate note is for past professional fees and services converted into a note payable due to an officer/stockholder of the Company. The notes are convertible to common stock at the option of the holder at $1.50 per share, at any time prior to maturity.

11. Leases

      The Company rents its office space and manufacturing facility under a lease agreement. In March, 2001, the Company expanded its facility by leasing the entire building, thereby increasing its facility to 19,564 square feet from 11,164. The lease expires in February, 2011. Under terms of the lease, the Company pays all real estate taxes and utility costs for the premises.

      In addition, the Company has an agreement to lease equipment for use in the operations of the business under operating leases.

      The following is a schedule of future minimum rental payments for operating leases for the five years subsequent to the year ended March 31, 2001.

                   2002                      $       129,936
                   2003                              124,836
                   2004                              126,928
                   2005                              130,829
                   2006                              134,652
                   2007 and thereafter               722,981

TEL-INSTRUMENT ELECTRONICS CORP.

11. Leases (Continued)

      Total rent expense, including real estate taxes, was approximately $97,000, $101,000, and $83,000 for the years ended March 31, 2001, 2000 and 1999, respectively.

12. Significant Customer Concentrations

      For the fiscal year ended March 31, 2001, one customer represented 12% of total sales or 29% of commercial sales. This customer did not represent over 10% of sales for fiscal 2000 and 1999. For the fiscal year ended March 31, 2000, one customer represented over 12% of total sales which included commercial sales of approximately $35,000 and government sales of $587,000. This customer did not represent over 10% of sales for either fiscal 2001 or 1999. For the fiscal year ended March 31, 1999, one customer represented over 10% of total sales which included commercial sales of approximately $77,000 and government sales of $288,000. This customer did not represent over 10% of sales for either fiscal 2001 or 2000. As of March 31, 2001, two individual account balances represented 16% and 10% of the Company's outstanding accounts receivable. As of March 31, 2000, two individual account balances represent 12% and 11% of the Company's accounts receivable. Receivables from the U.S. Government, including unbilled revenues, represented approximately 28% and 26%, respectively, of total receivables for the fiscal years ended March 31, 2001 and 2000.

13. Stock Option Plan

      The Company has a stock option plan that provides for the granting of options to employees and directors. Activity during 2001, 2000, and 1999 is summarized below (in number of options):

                                               2001       2000       1999
                                             --------   -------    -------
      Held at beginning of year               85,311     45,344     32,166
      Granted                                  8,400     61,800     29,500
      Exercised                              (11,061)    (3,333)   (15,222)
      Canceled or expired                         --    (18,500)    (1,100)
                                             -------    -------    -------
      Held at end of year                     82,650     85,311     45,344
                                             =======    =======    =======

TEL-INSTRUMENT ELECTRONICS CORP.

13. Stock Option Plan (Continued)

      As of March 31, 2001, the Company had the following options outstanding:

 Number of                            Weighted Average
  Options           Exercise              Remaining          Options Exercisable
Outstanding          Price         Contract Life (years)      At March 31, 2001
-----------      -------------     ---------------------     -------------------
    5,000        $    2.3750               2.2                      3,000
    8,400             2.2800               4.6                          0
   11,400             1.8400               3.7                      2,280
    3,600             1.6600               3.2                      1,440
   46,250             1.5265               3.7                      9,280
    2,000             1.3750               2.0                      1,200
    2,400             1.2501               1.0                      1,920
    3,600              .7201               0.2                      3,600
   ------                                                          ------
   82,650                                                          22,720
   ======                                                          ======

      For the years ended March 31, 2001,  2000 and 1999,  22,720,  19,151,  and
      15,844 of options were outstanding, vested, and exercisable.

      The per share weighted-average fair value of stock options granted for the years 2001, 2000 and 1999 were $2.02, $1.43 and $1.95 respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: expected dividend yield of 0.0%, risk-free interest rate of 5%, volatility factor of 135%, and an expected life of 5 years. The Company applies Accounting Principles Board Opinion No. 25 in accounting for its stock options and, accordingly, no compensation expense has been recognized for its stock options in the accompanying financial statements. Had the Company determined compensation cost based on the fair market value at the grant date for its stock options under SFAS No. 123, the Company's net income would not have been materially affected. The pro forma amounts are indicated below:

                                             2001          2000          1999
                                             ----          ----          ----
Net income (loss) - as reported       $   1,335,005   $   600,553   $  (146,681)
Net income (loss) - pro forma             1,308,005       583,899      (160,135)

Basic earnings (loss) per share -
 as reported                                   0.63          0.28         (0.07)
Basic earnings (loss) per share -
 pro forma                                     0.62          0.28         (0.08)

Diluted earnings (loss) per share -
 as reported                                   0.63          0.28         (0.07)
Diluted earnings (loss) per share -
 pro forma                                     0.62          0.27         (0.08)

TEL-INSTRUMENT ELECTRONICS CORP.

13. Stock Option Plan (Continued)

      In June 1998, the Board of Directors of the Company adopted a new 1998 Stock Option Plan ("the Plan") which reserves for issuance up to 250,000 shares of its Common Stock. The Plan, which has a term of ten years from the date of adoption is administered by the Board of Directors or by a committee appointed by the Board of Directors. The selection of participants, allotment of shares, and other conditions related to the purchase of options is determined by the Board of Directors. Options granted under the Plan are exercisable up to a period of 5 years from the date of grant at an exercisable price which is not less than the fair market value of the common stock at the date of grant, except to a shareholder owning 10% or more of the outstanding common stock of the Company, at which the exercise price may not be less than 110% of the fair value of the common stock at the date of grant. At March 31, 2001, 203,000 options for common stock are available for future grant.

14. Segment Information

      In 1999, the Company adopted SFAS 131. Segment information has been restated to present the Company's two reportable segments, government and commercial.

      The Company evaluates the performance of its segments and allocates resources to them based on gross margin. There are no inter-segment revenues.

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

TEL-INSTRUMENT ELECTRONICS CORP.

14. Segment Information (Continued)

      The table below presents information about reportable segments for the years ending March 31:

                                                        Reconciling
2001                         Government   Commercial      Items         Total
----                         ----------   ----------   ------------  ----------
Revenues                     $4,475,620   $3,033,281   $        --   $7,508,901
Cost of Sales                 2,274,152    1,430,420            --    3,704,572
                             ----------   ----------   -----------   ----------
Gross Margin                  2,201,468    1,602,861                 $3,804,329

Engineering, research,
 and Development                                         1,047,305    1,047,305
Selling, general, and
 administrative                                          1,622,881    1,622,881

Interest, net                                              (95,026)     (95,026)
                                                       -----------   -----------
Income before income taxes                                            1,039,117
                                                                     ==========
Segment Assets               $1,985,972   $  630,663   $ 3,318,011   $5,934,646
                             ==========   ==========   ===========   ==========

                                                         Reconciling
2000                         Government   Commercial       Items        Total
----                         ----------   ----------   ------------  ----------
Revenues                     $ 3,172,923  $1,957,859   $        --   $5,130,782
Cost of Sales                  1,596,453     893,316            --    2,489,769
                             -----------  ----------   -----------   ----------
Gross Margin                 $ 1,576,470  $1,064,543                 $2,641,013

Engineering, research,
 and Development                                         1,051,833    1,051,833
Selling, general, and
 administrative                                          1,165,844    1,165,844

Interest, net                                              (64,378)     (64,378)
                                                                     ----------
Income before income taxes                                           $  358,958
                                                                     ==========
Segment Assets               $ 1,163,321  $   545,928   $ 2,223,516  $3,932,765
                             ===========  ===========   ===========  ==========

                                                         Reconciling
1999                         Government   Commercial       Items        Total
----                         ----------   ----------   ------------  ----------
Revenues                     $ 1,730,776  $1,753,723   $        --   $3,484,499
Cost of Sales                    838,734     721,258            --    1,559,992
                             -----------  ----------   -----------   ----------
Gross Margin                 $   892,042  $1,032,465                 $1,924,507

Engineering, research,
 and Development                                         1,204,007    1,204,077
Selling, general, and
 administrative                                            920,547      920,547

Interest, net                                              (44,419)     (44,149)
                                                                     ----------
Loss before income taxes                                             $ (244,266)
                                                                     ==========
Segment Assets               $   728,497  $   250,740   $ 1,239,271  $2,218,508
                             ===========  ===========   ===========  ==========

TEL-INSTRUMENT ELECTRONICS CORP.

14. Segment Information (Continued)

      The Company primarily develops and designs test equipment for the avionics industry and as such, the Company's products and designs cross segments. The Company's general and administrative costs and marketing strategies are not segment specific. As a result, selling, general, and administrative expenses are not managed on a segment basis. Net interest includes expenses on debt and income earned on cash balances both maintained at the corporate level.

      Foreign sales are based on the country in which the customer is located. Foreign sales were approximately $1,717,000, $1,581,000 and $833,000 for the years ended March 31, 2001, 2000, and 1999, respectively. All other sales were to customers located in the U.S.

      For the fiscal years ended March 31, 2000 and 1999, there was a domestic commercial customer that accounted for approximately 11% of total commercial sales in each year. One domestic distributor accounted for 29%, 10% and 13% of commercial sales for the years ended March 31, 2001, 2000, and 1999, respectively. No end user customer accounted for more than 10% of commercial sales for these years. Foreign commercial sales were 17%, 20% and 19% of total commercial sales for the years ended March 31, 2001, 2000 and 1999, respectively. Sales to an international distributor accounted for approximately 12% of total sales in fiscal year 2000. Sales to another international distributor accounted for 10% of total sales in fiscal year 1999. For the fiscal year ended March 31, 2001, sales to these distributors did not exceed 10% of total sales.

      Sales to the U.S. Government were approximately $2,527,621, $912,000, and $669,000 for the years ended March 31, 2001, 2000, and 1999, respectively.

TEL-INSTRUMENT ELECTRONICS CORP.

Schedule II - Valuation and Qualifying Accounts


                                                 Balance at       Charged to         Charged to
                                                 Beginning        Costs and          Other                             Balance at
Description                                      of Period        Expenses           Accounts       Deductions         End of Year
Year ended March 31, 1999:
    Allowance for doubtful
       Accounts                                   $16,064                                          $   479(2)            $15,585
                                                  =======                                          =======               =======
    Allowance for obsolete
    Inventory                                     $35,620         $(6,000)                                               $29,620
                                                  =======         =======                                                =======
Year ended March 31, 2000:
    Allowance for doubtful
       Accounts                                   $15,585          (3,987)                                               $11,598
                                                  =======         =======                                                =======
    Allowance for obsolete
       Inventory                                  $29,620         $20,500                          $ 5,996(1)            $44,124
                                                  =======         =======                          =======               =======
Year ended March 31, 2001:
    Allowance for doubtful
       Accounts                                   $11,598                                                                $11,598
                                                  =======                                                                =======
    Allowance for obsolete
       Inventory                                  $44,124         $63,000                          $34,329(1)            $72,795
                                                  =======         =======                          =======               =======



(1) Amounts represent disposals of obsolete inventory.

(2) Amount represents write off of accounts receivable.

TEL-INSTRUMENT ELECTRONICS CORP.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      No  disagreements   arose  between  the  Registrant  and  its  independent
      auditors' regarding accounting and financial matters during the twelve months preceding March 31, 2001.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

                        DIRECTORS AND EXECUTIVE OFFICERS


                                                                                                      Year First
                                                                                                       Elected a
               Name (age)                             Position                                         Director
               ----------                             --------                                         --------
               Harold K. Fletcher (1)                 Chairman of the Board,                             1982
                 (76)                                 President and Chief
                                                      Executive Officer
                                                      since 1982.

               George J. Leon                         Director; Investment                               1986
                 (57)                                 Manager and beneficiary of
                                                      the George Leon Family Trust
                                                      (investments) since 1986.

               Robert J. Melnick                      Chief Operating Officer and Vice                   1998
                 (66)                                 President since 1999;  Marketing
                                                      and Management  Consultant for the
                                                      Company since 1991.

               Jeff C. O'Hara (1)                     Director; Financial Consultant from                1998
                  (43)                                2001, Chief Financial Officer of
                                                        Alarm Security Group 1999-2001;
                                                      Financial Consultant from 1996 to 1998.
                                                      Chief Financial Officer of Keywell
                                                      Corporation.

               Robert H. Walker                       Director; Retired Executive Vice                   1984
                 (65)                                 President, Robotic Vision
                                                      Systems, Inc. (design and
                                                      manufacture of robotic
                                                      vision systems),
                                                      1983-1998.


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

                                                         Stock         Other
 Name and Principal Position     Year      Salary       Options    Compensation
 ---------------------------     ----      ------       -------    ------------
 Harold K. Fletcher              2001    $130,000                       --
 Chairman of Board               2000     130,000                   $11,700(1)
 President and Chief             1999     100,000                       --
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

                                      Number of Shares          Percentage
Name and Address                     Beneficially Owned        of Class (1)
----------------                     ------------------        ------------

Harold K. Fletcher, Director            496,102 (2)                23.4%
728 Garden Street
Carlstadt, New Jersey 07072

George J. Leon, Director                308,747 (3)                14.5%
116 Glenview
Toronto, Ontario
Canada M4R1P8

Robert J. Melnick, Director              24,320 (4)                 1.1%
57 Huntington Road
Basking Ridge, New Jersey 07920

Jeff C. O'Hara, Director                105,500 (5)                 5.0%
853 Turnbridge Circle
Naperville, IL 60540

Robert H. Walker, Director               26,863 (6)                 1.3%
27 Vantage Court
Port Jefferson, NY 11777

Donald S. Bab, Secretary                 65,634 (7)                 3.1%
330 Madison Avenue
New York, New York 10017

All Officers and Directors            1,073,286 (8)                50.2%
as a Group (7 persons)

(1) The class includes 2,124,351 shares outstanding. The common stock deemed to be owned which is not outstanding but subject to currently exercisable options held by the individual named is deemed to be outstanding for determining the percentage of all outstanding stock owned.

(2) Includes 24,681 shares owned by Mr. Fletcher's wife, 4,254 shares owned by his son, 261,295 owned by a family partnership in which Mr. Fletcher is a partner.

TEL-INSTRUMENT ELECTRONICS CORP.

Item 12. Security Ownership of Certain Beneficial Owners and Management (Continued)

      Mr. Fletcher disclaims beneficial ownership of the shares owned by his wife and son and by the partnership.

(3) Includes 300,267 shares owned by the George Leon Family Trust, of which Mr. Leon is a beneficiary, and 3,680 shares subject to currently exercisable stock option. Mr. Leon disclaims beneficial ownership of the shares owned by the trust.

(4)   Includes 4,320 shares subject to currently exercisable stock options

(5)   Includes 320 shares subject to currently exercisable stock options.

(6)   Includes 3,680 shares subject to currently exercisable stock options.

(7) Mr. Bab has a convertible debenture in the amount of $15,000 that is convertible into common stock at $1.50 per share.

(8) Includes 12,000 shares subject to currently exercisable options held by all executive offices and directors of the Company (including those individually named above).

Item 13. Certain Relationships and Related Transactions

      The disclosures required by this item are contained in Note 10 to the financial statements included on pages -- and -- of this document.

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 10-K

      a.) The following documents are filed as a part of this report:

                                                                    Pages
                                                                    -----

            (1)   Financial Statements:

                  Report of Independent Accountants                   16

                  Balance Sheets - March 31, 2001 and 2000            17

                  Statements of Operations - Years Ended

                  March 31, 2001, 2000 and 1999                       18

                  Statements of Changes in Stockholders'
                  Equity/(Deficiency) - Years Ended
                  March 31, 2001, 2000  and 1999                      19

                  Statements of Cash Flows - Years Ended
                  March 31, 2001, 2000 and 1999                       20

TEL-INSTRUMENT ELECTRONICS CORP.

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 10-K (Continued)

                                                                    Pages
                                                                    -----

                  Notes to Financial Statements                     21- 35

            (2)   Financial Statement Schedule
                  II - Valuation and Qualifying Accounts              36

            (3)   Lease dated March 1, 2001 by and between
                  Registrant and 210 Garibaldi Group.

      b.)   No reports on Form 8-K were filed during the fourth quarter of 2001.

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

                        TEL-INSTRUMENT ELECTRONICS CORP.
                                  (Registrant)

      Dated: June 26, 2001                         By:  /s/ Harold K. Fletcher
                                                        ----------------------
                                                         President and Director
                                                         (Principal Executive
                                                         Officer)

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


              Signature                                     Title                          Date
              ---------                                     -----                          ----

              /s/  Harold K. Fletcher                     Director                         June 26, 2001
              ---------------------------
              /s/  Harold K. Fletcher

              /s/  Joseph P. Macaluso           Principal Accounting Officer               June 26, 2001
              ---------------------------
              /s/  Joseph P. Macaluso

              /s/  George J. Leon                         Director                         June 26, 2001
              ---------------------------
              /s/  George J. Leon

              /s/ Robert J. Melnick                       Director                         June 26, 2001
              ---------------------------
              /s/ Robert J. Melnick

              /s/ Jeff O'Hara                             Director                         June 26, 2001
              ---------------------------
              /s/ Jeff O'Hara

              /s/  Robert H. Walker                       Director                         June 26, 2001
              ---------------------------
              /s/  Robert H. Walker


      Supplemental  Information  to be Furnished  with Reports Filed Pursuant to
      Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

      No annual report to security holders covering the fiscal year ended March 31, 2001, except in the form set forth in this Form 10-K, has been prepared. No proxy statement, form of proxy, or other proxy soliciting material has been sent to shareholders with respect to any annual or other meeting of shareholders. No annual report or proxy material is contemplated.