Form 10-K/A
period 2001-03-31
TEL INSTRUMENT ELECTRONICS CORP
filed 2001-07-05
CIK 96885

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K/A

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

Total Pages - 42

Exhibit Index - pages 40-41

Explanatory Note

      This  amended  Form 10-K has been filed  solely for the  purpose of filing
Exhibit 10.4 which was inadvertently omitted in the initial filing by the filing agent.

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

                        TEL-INSTRUMENT ELECTRONICS CORP.
                                  (Registrant)

      Dated: July 5, 2001                          By:  /s/ Harold K. Fletcher
                                                        ----------------------
                                                         President and Director
                                                         (Principal Executive
                                                         Officer)

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


              Signature                                     Title                          Date
              ---------                                     -----                          ----

              /s/  Harold K. Fletcher                     Director                         July 5, 2001
              ---------------------------
              /s/  Harold K. Fletcher

              /s/  Joseph P. Macaluso           Principal Accounting Officer               July 5, 2001
              ---------------------------
              /s/  Joseph P. Macaluso

              /s/  George J. Leon                         Director                         July 5, 2001
              ---------------------------
              /s/  George J. Leon

              /s/ Robert J. Melnick                       Director                         July 5, 2001
              ---------------------------
              /s/ Robert J. Melnick

              /s/ Jeff O'Hara                             Director                         July 5, 2001
              ---------------------------
              /s/ Jeff O'Hara

              /s/  Robert H. Walker                       Director                         July 5, 2001
              ---------------------------
              /s/  Robert H. Walker


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