Form 10-Q
period 2001-06-30
TEL INSTRUMENT ELECTRONICS CORP
filed 2001-08-09
CIK 96885

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q

      X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended June 30, 2001

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

2,127,951 shares of Common stock, $.10 par value as of August 9, 2001.

                     TEL-INSTRUMENT ELECTRONICS CORPORATION

                                TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----

Item 1.  Financial Statements (Unaudited):

         Condensed Comparative Balance Sheets
         June 30, 2001 and March 31, 2001                                    1

         Condensed Comparative Statements of Operations -
         Three Months Ended June 30, 2001 and 2000                           2

         Condensed Comparative Statements of Cash Flows -
         Three Months Ended June 30, 2001 and 2000                           3

         Notes to Condensed Financial Statements                           4-5

Item 2.  Management's Discussion and Analysis of the Results of
         Operations and Financial Conditions                               6-8

         SIGNATURES                                                          8

Item 1 - Financial Statements

                     TEL-INSTRUMENT ELECTRONICS CORPORATION
                      CONDENSED COMPARATIVE BALANCE SHEETS
                        June 30, 2001 and March 31, 2001

                                                                      (Unaudited)        (Audited)
ASSETS                                                               June 30, 2001     March 31, 2001
                                                                     -------------     --------------
Current assets:
   Cash                                                               $   441,531       $   433,438
  Accounts receivable, net of allowance for doubtful
      accounts of $11,598 at June 30, 2001 and
      March 31, 2001                                                    1,296,945         1,264,383
  Inventories                                                           2,474,021         2,351,648
  Prepaid expenses and other current assets                                76,942            43,568
  Deferred income tax benefit - current                                   527,276           527,276
                                                                      -----------       -----------
Total current assets                                                    4,816,715         4,620,313
Property, plant and equipment, net                                        787,640           674,656
Other assets                                                               41,804            35,354
Deferred income tax benefit                                               482,110           604,323
                                                                      -----------       -----------
Total assets                                                            6,128,269         5,934,646
                                                                      ===========       ===========

LIABILITIES & STOCKHOLDERS EQUITY

Current liabilities:
  Note payable - related party - current portion                          200,000           200,000
  Note payable - bank                                                     250,000           250,000
  Convertible subordinated notes - related party                           15,000            15,000
  Capitalized lease obligations - current portion                         100,392            77,826
  Deferred revenues                                                       257,952           267,630
  Accrued payroll, vacation pay, deferred wages
      payroll taxes and interest on deferred wages                        554,016           535,850
  Accounts payable and accrued expenses                                 1,405,985         1,507,647
                                                                      -----------       -----------
Total current liabilities                                               2,783,345         2,853,953

Notes payable - related party - non-current portion                       150,000           150,000
Capitalized lease obligations - excluding current port                     81,284            68,345
                                                                      -----------       -----------
Total liabilities                                                       3,014,629         3,072,298

Stockholders' equity:
   Common stock                                                           212,798           212,438
   Additional paid-in capital                                           3,934,343         3,932,111
   Accumulated deficit                                                 (1,033,501)       (1,282,201)
                                                                      -----------       -----------
Total stockholders' equity                                              3,113,640         2,862,348
                                                                      -----------       -----------

Total liabilities and stockholders' equity                            $ 6,128,269       $ 5,934,346
                                                                      ===========       ===========

See accompanying notes to condensed financial statements

                     TEL-INSTRUMENT ELECTRONICS CORPORATION
                 CONDENSED COMPARATIVE STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                         Three Months ended
                                                         ------------------
                                                    June 30, 2001  June 30, 2000
                                                    -------------  -------------

Sales - government, net                              $ 1,808,671    $   917,113
Sales - commercial, net                                  753,018        572,890
                                                     -----------    -----------
Total sales                                            2,561,689      1,490,003

Cost of sales                                          1,314,306        786,709
                                                     -----------    -----------

Gross margin                                           1,247,383        703,294

Operating expenses:
  Selling, general and administrative                    398,612        353,443
  Engineering, research and development                  415,171        181,998
                                                     -----------    -----------
Total operating expenses                                 813,783        535,441
                                                     -----------    -----------

Income from operations                                   433,600        167,853

Other income (expenses):
  Interest income                                          4,592          3,454
  Interest expense                                       (18,612)       (30,613)
                                                     -----------    -----------
Income before taxes                                      419,580        140,694

Provision for income taxes                               170,880         56,207
                                                     -----------    -----------

Net income                                               248,700         84,487
                                                     ===========    ===========

Basic and diluted income per common share            $      0.12    $      0.04
                                                     ===========    ===========

Dividends per share                                         None           None

Weighted average shares outstanding
   Basic                                               2,125,251      2,113,390
   Diluted                                             2,162,197      2,146,183

See accompanying notes to condensed financial statements

                     TEL-INSTRUMENT ELECTRONICS CORPORATION
                 CONDENSED COMPARATIVE STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                              Three Months ended
                                                                              ------------------
                                                                        June 30, 2001    June 30, 2000
                                                                        -------------    -------------
Increase (decrease) in cash:
Cash flows from operating activities
Net income                                                                $ 248,700        $  84,487
Adjustments to reconcile net income to
    cash used in operating activities:
       Deferred income taxes                                                122,213           56,207
       Depreciation                                                          45,507           23,045

Changes in assets and liabilities:
    Increase in accounts receivable                                         (32,562)        (255,506)
    Increase in inventories                                                (122,373)          (4,060)
   (Increase) decrease in prepaid exp. & other current assets               (33,374)           8,170
    Increase in other assets                                                 (6,450)          (6,150)
    Increase in accrued payroll, deferred wages
      and vacation pay                                                       18,166          113,372
    Decrease in accounts payable, deferred
      revenues and accrued expenses                                        (111,340)         (56,788)
                                                                          ---------        ---------
Net cash provided by (used in) operations provided by                       128,487          (37,223)
                                                                          ---------        ---------

Cash flows from investing activities:
    Cash purchases of property, plant and equipment                         (96,634)            (886)
                                                                          ---------        ---------
Net cash used in investing activities                                       (96,634)            (886)
                                                                          ---------        ---------

Cash flows from financing activities:
    Proceeds from the exercise of stock options                               2,592              664
    Repayment of capitalized lease obligations                              (26,352)         (14,771)
                                                                          ---------        ---------
Net cash used in financing activities                                       (23,760)         (14,107)
                                                                          ---------        ---------

Net increase (decrease) in cash                                               8,093          (52,216)
Cash at beginning of period                                                 433,438          172,836
                                                                          ---------        ---------
Cash at end of period                                                     $ 441,531        $ 120,620
                                                                          =========        =========

Taxes paid                                                                $  89,305               --
Interest paid                                                             $  30,811        $  16,751
Assets acquired through capital leases                                    $  61,857               --

See accompanying notes to condensed financial statements

                        TEL-INSTRUMENT ELECTRONICS CORP.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 1 Basis of Presentation

In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position of Tel-Instrument Electronics Corp. as of June 30, 2001 the results of operations for the three months ended June 30, 2001 and June 30, 2000, and statements of cash flows for the three months ended June 30, 2001 and June 30, 2000. These results are not necessarily indicative of the results to be expected for the full year.

The financial statements have been prepared in accordance with the requirements of Form 10-Q and consequently do not include disclosures normally made in an Annual Report on Form 10-K. The March 31, 2001 results included herein have been derived from the audited financial statements included in the Company's annual report on Form 10-K. Accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2001.

Note 2 Accounts Receivable

The following table sets forth the components of accounts receivable:

                                           June 30, 2001     March 31, 2001
                                           -------------     --------------

      Commercial                            $   534,340       $   392,214
      Government                                774,203           883,767
      Allowance for bad debts                   (11,598)          (11,598)
                                            -----------       -----------

      Total                                 $ 1,296,945       $ 1,264,383
                                            ===========       ===========

Note 3 Inventories

Inventories consist of:

                                           June 30, 2001     March 31, 2001
                                           -------------     --------------

      Purchased parts                       $ 1,281,445       $ 1,072,191
      Work-in-process                         1,265,371         1,352,252
      Less: Reserve for obsolescence            (72,795)          (72,795)
                                            -----------       -----------
                                            $ 2,474,021       $ 2,351,648
                                            ===========       ===========

                        TEL-INSTRUMENT ELECTRONICS CORP.

Note 4 Income Taxes

The Company, in accordance with FASB 109, has recognized a deferred income tax benefit based upon the expected utilization of net operating loss carryforwards before they expire and benefit from the reversal of tax asset temporary difference. For the three months ended June 30, 2001, the Company recorded a tax provision of $170,880, which represents the effective federal and state tax rate on the Company's net income before taxes of $419,580. The Company does not pay significant federal taxes as a result of its net operating loss carryforwards.

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

                            Three Months Ended          Three Months Ended
                              June 30, 2001               June 30, 2000
                         Government   Commercial      Government   Commercial
                         ----------   ----------      ----------   ----------

      Sales              $1,808,671      753,018      $  917,113      572,890
      Cost of sales         965,303      349,003         496,744      289,965
                         ----------   ----------      ----------   ----------
      Gross margin       $  843,368      404,015      $  420,369      282,925
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

Overview

For the quarter ended in June 2001, sales increased 71.9% to $2,561,689 and net income before taxes increased 198.2% to $419,580. Deliveries of the AN/APM 480 IFF ((Identification, Friend or Foe) Transponder Set Test Set (TSTS) to the U.S. Navy continue and accounted for 41.8% of sales for the quarter.

The Company's backlog at June 30, 2001, including the production order from the U.S. Navy, exceeds $12,000,000. The company expects to ship the backlog over the next few fiscal years

The Company continues to actively pursue opportunities in both the commercial and government markets, both domestically and internationally, and new product development efforts based upon evaluation of these markets. The Company has been active in responding to customer requests for quotation, in addition to adapting its product designs to respond to these requests. Exploration of opportunities in other government and commercial markets also continues in an attempt to broaden the Company's product line.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
        RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

Results of Operations (continued)

Sales

For the three months ended June 30, 2001, net sales increased $1,071,686 (71.9%) as compared to the three months ended June 30, 2000.

Government sales increased $891,558 (97.2%) to $1,808,671 as compared to $917,113 for the first three months of the prior fiscal year. The increase in government sales is mainly attributed to the shipment of the AN/APM 480 to the U.S. Navy (41.8% of total sales).

Commercial sales increased $180,128 (31.4%) to $753,018 as compared to $572,890 for the three months ended June 30, 2000. The increase in sales is primarily attributed to the shipment of commercial test sets to a major freight carrier. Recently, the Company has seen a softening within the commercial airline industry which could affect sales from this market in the future.

Gross Margin

Gross margin dollars increased $544,089 (77.4%) for the three months ended June 30, 2001 as compared to the same three months in the prior fiscal year. The increase in gross margin, for the most part, is attributed to an increase in sales volume. The gross margin percentage for the three months ended June 30, 2001 was 48.7% as compared to 47.2% for the three months ended June 30, 2000.

Operating Expenses

Selling, general and administrative expenses increased $45,169 (12.8%) for the three months ended June 30, 2001, as compared to the three months ended June 30, 2000. This increase is attributed to an increase in sales and marketing activities, accrued compensation expense, and an increase in facility costs associated with the Company adding the lower level of the building to its lease. This increase was partially offset by a decrease in commission expenses.

Engineering, research and development expenses increased $233,173 (128.1%). The higher level of expenditures is associated with an increase in research and development activities, including the finalization of a design of a multi-function test set, a commercial bench test, and new products for other targeted markets. The Company has also begun work on the next generation of IFF (Identification, Friend or Foe) test sets.

Income Taxes

In accordance with SFAS 109, a provision for income taxes was recognized in the amount of $170,880 for the three months ended June 30, 2001, which represents the effective federal and state tax rate on the company's income before taxes of $419,580. (See Note 4 to Notes to Condensed comparative Financial Statements.) The Company does not pay significant federal taxes as a result of its net operating loss carryforwards.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
        RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

Liquidity and Capital Resources

At June 30, 2001 the Company had positive working capital of $2,033,370 as compared to $1,766,360 at March 31, 2001. For the three months ended June 30, 2001, cash provided by operations was $128,487 as compared to cash used in operations of $37,223 for the three months ended June 30, 2001. This increase in cash from operations is primarily attributed to the improvement in the Company's operating income, partially offset by an increase in inventories and a reduction in accounts payable and accrued expenses.

The Company has a line of credit in the amount of $600,000 from Fleet Bank. The line of credit bears an interest rate of 1% above the lender's prevailing base rate, which is payable monthly, based upon the outstanding balance. At June 30, 2001, the company had borrowed $250,000 against its line of credit. The line of credit is collateralized by substantially all of the assets of the company and expires on August 30, 2001. The Company is currently renegotiating this line with the bank. The credit facility requires the Company to maintain certain financial covenants. As of June 30, 2001, the Company was in compliance with all financial covenants.

Based upon the current backlog, its existing credit line, and cash balance, the Company believes that it has sufficient working capital to fund its operating plans for the next twelve months. At present, the Company does not anticipate significant long-term needs for capital outside its normal operating activities

There was no significant impact on the Company's operations as a result of inflation for the three months ended June 30, 2001.

These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended June 30, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                TEL-INSTRUMENT ELECTRONICS CORP.

Date:    August 9 2001                          By: /s/ Harold K. Fletcher
                                                    --------------------------
                                                        Harold K. Fletcher
                                                        Chairman and President

Date:   August 9, 2001                          By: /s/ Joseph P. Macaluso
                                                    --------------------------
                                                        Joseph P. Macaluso