Form 10-Q
period 2001-09-30
TEL INSTRUMENT ELECTRONICS CORP
filed 2001-11-13
CIK 96885

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q

            X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended September 30, 2001

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

2,128,351 shares of Common stock, $.10 par value as of November 2, 2001.

                     TEL-INSTRUMENT ELECTRONICS CORPORATION

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----

Item 1.  Financial Statements (Unaudited):

         Condensed Comparative Balance Sheets
         September 30, 2001 and March 31, 2001                               1

         Condensed Comparative Statements of Operations -
         Three and Six Months Ended September 30, 2001 and 2000              2

         Condensed Comparative Statements of Cash Flows -
         Three Months Ended September 30, 2001 and 2000                      3

         Notes to Condensed Financial Statements                            4-5

Item 2.  Management's Discussion and Analysis of the Results of
         Operations and Financial Conditions                                6-8

         SIGNATURES                                                          9

Item 1 - Financial Statements

                     TEL-INSTRUMENT ELECTRONICS CORPORATION
                      CONDENSED COMPARATIVE BALANCE SHEETS
                      September 30, 2001 and March 31, 2001

                                                                                  (Unaudited)              (Audited)
ASSETS                                                                           Sept. 30, 2001          March 31, 2001
                                                                                 --------------          --------------
Current assets:
Cash                                                                              $   536,091              $   433,438
  Accounts receivable, net of allowance for doubtful
      accounts of $11,598 at September 30, 2001 and
     March 31, 2001                                                                 1,347,945                1,264,383
  Inventories, net                                                                  2,630,341                2,351,648
  Prepaid expenses and other current assets                                            30,186                   43,568
  Deferred income tax benefit - current                                               527,276                  527,276
                                                                                  -----------              -----------
Total current assets                                                                5,071,839                4,620,313
Property, plant and equipment, net                                                    792,353                  674,656
Other assets                                                                           51,506                   35,354
Deferred income tax benefit                                                           416,435                  604,323
                                                                                  -----------              -----------
Total assets                                                                        6,332,133                5,934,646
                                                                                  ===========              ===========

LIABILITIES & STOCKHOLDERS EQUITY

Current liabilities:
  Note payable - related party - current portion                                      200,000                  200,000
  Note payable - bank                                                                 250,000                  250,000
  Convertible subordinated notes - related party                                       15,000                   15,000
  Capitalized lease obligations - current portion                                      94,156                   77,826
  Deferred revenues                                                                   522,013                  267,630
  Accrued payroll, vacation pay, deferred wages
      payroll taxes and interest on deferred wages                                    528,905                  535,850
  Accounts payable and accrued expenses                                             1,258,041                1,507,647
                                                                                  -----------              -----------
Total current liabilities                                                           2,868,115                2,853,953
Notes payable - related party - non-current portion                                   150,000                  150,000
Capitalized lease obligations - excluding current port                                 62,711                   68,345
                                                                                  -----------              -----------
Total liabilities                                                                   3,080,826                3,072,298

Stockholders' equity:
   Common stock                                                                       215,070                  212,438
   Additional paid-in capital                                                       3,932,735                3,932,111
   Accumulated deficit                                                               (896,498)              (1,282,201)
                                                                                  -----------              -----------
Total stockholders' equity                                                          3,251,307                2,862,348
                                                                                  -----------              -----------

Total liabilities and stockholders' equity                                        $ 6,332,133              $ 5,934,646
                                                                                  ===========              ===========

See accompanying notes to condensed financial statements

                     TEL-INSTRUMENT ELECTRONICS CORPORATION
                 CONDENSED COMPARATIVE STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                    Three Months Ended                Six Months Ended
                                                             Sept. 30, 2001  Sept. 30, 2000    Sept. 30, 2001  Sept. 30, 2000
                                                             --------------  --------------    --------------  --------------
Sales
  Government, net                                              $ 1,652,050    $   933,085        $ 3,460,721    $ 1,850,198
  Commercial, net                                                  534,432        819,169          1,287,450      1,392,059
                                                               -----------    -----------        -----------    -----------
Total Sales                                                      2,186,482      1,752,254          4,748,171      3,242,257

Cost of sales                                                    1,112,871        896,554          2,427,177      1,683,263
                                                               -----------    -----------        -----------    -----------
Gross Margin                                                     1,073,611        855,700          2,320,994      1,558,994

Operating expenses
  Selling, general & administrative                                450,783        362,846            849,395        716,289
  Engineering, research, & development                             379,879        258,294            795,050        440,292
                                                               -----------    -----------        -----------    -----------
Total operating expenses                                           830,662        621,140          1,644,445      1,156,581

     Income from operations                                        242,949        234,560            676,549        402,413

Other income (expense):
  Interest income                                                    4,736          5,821              9,328          9,275
  Interest expense                                                 (24,963)       (31,217)           (43,575)       (61,830)
                                                               -----------    -----------        -----------    -----------
Income before taxes                                                222,722        209,164            642,302        349,858

Provision for income taxes                                          85,719         84,743            256,599        140,950
                                                               -----------    -----------        -----------    -----------

Net income                                                     $   137,003    $   124,421        $   385,703    $   208,908
                                                               ===========    ===========        ===========    ===========
Basic and diluted income
     per common share                                          $      0.06    $      0.06        $      0.18    $      0.10
                                                               ===========    ===========        ===========    ===========

Dividends per share                                                   None           None               None           None
Weighted average shares outstanding
     Basic                                                       2,128,351      2,113,690          2,126,580      2,113,519
     Diluted                                                     2,128,918      2,150,185          2,127,147      2,150,014

See accompanying notes to condensed financial statements

                     TEL-INSTRUMENT ELECTRONICS CORPORATION
                 CONDENSED COMPARATIVE STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                            Six Months Ended
                                                                                  Sept. 30, 2001      Sept. 30, 2000
                                                                                  --------------      --------------
0Increase in cash:
Cash flows from operating activities
Net income                                                                          $ 385,703            $ 208,908
Adjustments to reconcile net income to cash used
   in operating activities:
     Deferred income taxes                                                            187,888              135,710
     Depreciation                                                                     100,503               57,602
Changes in operating assets or liabilities:
  Increase in accounts receivable and unbilled revenues                               (83,562)            (100,079)
  Increase in inventories                                                            (278,693)            (159,132)
  Decrease in prepaid expenses and other current assets                                13,382               14,916
  Increase in other assets                                                            (16,151)              (6,148)
  (Decrease) increase in accrued payroll, deferred wages and
     vacation pay                                                                      (6,945)             155,318
  Increase (decrease) in accounts payable, advance payments
   and accrued expenses                                                                 4,777             (177,029)
                                                                                    ---------            ---------

Net cash provided by operations                                                       306,902              130,066
                                                                                    ---------            ---------

Cash flows from investing activities:
  Cash purchases of property, plant and equipment                                    (156,343)             (41,655)
                                                                                    ---------            ---------
Net cash used in investing activities                                                (156,343)             (41,655)
                                                                                    ---------            ---------

Cash flows from financing activities:
  Proceeds from exercise of stock options                                               3,256                  664
  Repayment of capitalized lease obligations                                          (51,162)             (30,456)
                                                                                    ---------            ---------
  Net cash used in financing activities                                               (47,906)             (29,792)
                                                                                    ---------            ---------

Net increase in cash                                                                  102,653               58,619
Cash at beginning of period                                                           433,438              172,836
                                                                                    ---------            ---------
Cash at end of period                                                               $ 536,091            $ 231,455
                                                                                    =========            =========

Supplemental information
     Interest paid                                                                  $  42,045            $  28,983
                                                                                    =========            =========
     Assets acquired through capital leases                                         $  61,857            $  44,744
                                                                                    =========            =========

See accompanying notes to condensed financial statements

                        TEL-INSTRUMENT ELECTRONICS CORP.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 1    Basis of Presentation

In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position of Tel-Instrument Electronics Corp. as of September 30, 2001 the results of operations for the three and six months ended September 30, 2001 and September 30, 2000, and statements of cash flows for the six months ended September 30, 2001 and September 30, 2000. These results are not necessarily indicative of the results to be expected for the full year.

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

Note 2    Accounts Receivable

The following table sets forth the components of accounts receivable:

                                           Sept. 30, 2001    March 31, 2001
                                           --------------    --------------
      Commercial                            $   367,300       $   392,214
      Government                                992,243           883,767
      Allowance for bad debts                   (11,598)          (11,598)
                                            -----------       -----------
      Total                                 $ 1,347,945       $ 1,264,383
                                            ===========       ===========

Note 3    Inventories

Inventories consist of:                    Sept. 30, 2001    March 31, 2001
                                           --------------    --------------
      Purchased parts                       $ 1,226,545       $ 1,072,191
      Work-in-process                         1,476,591         1,352,252
      Less:  Reserve for obsolescence           (72,795)          (72,795)
                                            -----------       -----------
                                            $ 2,630,341       $ 2,351,648
                                            ===========       ===========

Note 4    Income Taxes

The Company, in accordance with FASB 109, has recognized a deferred income tax benefit based upon the expected utilization of net operating loss carryforwards before they expire and benefit from the reversal of tax asset temporary difference. For the six months ended September 30, 2001, the Company recorded a tax provision of $ 256,599, which represents the effective federal and state tax rate on the Company's net income before taxes of $642,302. The Company does not pay significant federal taxes as a result of its net operating loss carryforwards.

                        TEL-INSTRUMENT ELECTRONICS CORP.

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

Note 6    Government and Commercial Sales

The Company is organized primarily on the basis of its avionics products. The government market consists primarily of the sale of test equipment to U.S. and foreign governments and militaries either direct or through distributors. The commercial market consists of sales of test equipment to domestic and foreign airlines and to commercial distributors. The Company primarily designs and builds test equipment for the avionics industry and, as such, the Company's products and designs may be sold in the government and commercial markets.

The table below presents information about sales and gross margin. Costs of sales includes certain allocation factors for indirect costs.

                                           Three Months Ended               Three Months Ended
                                           September 30, 2001               September 30, 2000
                                       Government      Commercial       Government     Commercial
                                       ----------      ----------       ----------     ----------
      Sales                            $1,652,050      $  534,432       $  933,085     $  819,169
      Cost of Sales                       864,462         248,409          502,416        394,138
                                       ----------      ----------       ----------     ----------

      Gross Margin                     $  787,588      $  286,023       $  430,669     $  425,031
                                       ==========      ==========       ==========     ==========

                                           Three Months Ended               Three Months Ended
                                           September 30, 2001               September 30, 2000
                                       Government      Commercial       Government     Commercial
                                       ----------      ----------       ----------     ----------
                Sales                  $3,460,721      $1,287,450       $1,850,198     $1,392,059
                Cost of Sales           1,829,765         597,412          999,160        684,103
                                       ----------      ----------       ----------     ----------
                Gross Margin           $ 1,630,956     $  690,038       $  851,038     $  707,956
                                       ===========     ==========       ==========     ==========

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

Overview
--------

For the six months ended September 30, 2001, sales increased 46.4% to $4,748,171 and net income before taxes increased 83.6% to $642,302. Deliveries of the AN/APM 480 IFF (Identification, Friend or Foe) Transponder Set Test Set to the U.S. Navy continue and accounted for 44.5% of total sales for the six months ended September 30, 2001.

The Company's backlog at September 30, 2001, including the production order from the U.S. Navy, exceeds $11,000,000. The company expects to ship the backlog over the next few fiscal years

The Company continues to actively pursue opportunities in both the commercial and government markets, both domestically and internationally, and new product development efforts based upon evaluation of these markets. The Company has been active in responding to customer requests for quotation, in addition to adapting its product designs to respond to these requests. Exploration of opportunities in other government and commercial markets also continues in an attempt to broaden the Company's product line.

Sales
-----

For the three months ended September 30, 2001, net sales increased $434,228 (24.8%) to $2,186,482 as compared to the three months ended September 30, 2000. Government sales increased $718,965 (77.1%) to $1,652,050 as compared to
$933,085 for the three months ended September 30, 2000. The increase in government sales is mainly attributed to the shipment of the AN/APM 480 to the U.S. Navy, which accounted for 47.8% of the total sales for the current quarter as compared to 30.8% for the second quarter last year. Sales in the second quarter also increased as a result of shipments of ILS (Instrument Landing System) test sets to the U.S. Government. Commercial sales decreased $284,737 (34.8%) for the second quarter.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

Results of Operations (continued)
---------------------------------

Sales (continued)
-----------------

ended September 30, 2001 as compared to the second quarter of the previous fiscal year. This decrease is primarily the result of the completion of a contract to a major freight carrier, and the inability to replace this contract with a new contract due to the financial difficulties encountered within the commercial airline industry, and the consequences of the September 11th tragedy.

For the six months ended September 30, 2001, net sales increased $1,505,914 (46.4%) to $4,748,171 as compared to the six months ended September 30, 2000. Government sales increased $1,610,523 (87%) to $3,460,721, as compared to $1,850,198 for the first six months of the prior fiscal year. The increase in government sales is mainly attributed to the shipment of the AN/APM 480 to the U.S. Navy. Sales of the AN/APM 480 to the U.S. Navy accounted for 44.5% of the sales for the first six months of the current fiscal year as compared to 20.7% for the same period last year. Commercial sales decreased $104,609 (7.5%) to $1,287,450 as compared to $1,392,059 for the six months ended September 30, 2000. This decrease is primarily the result of the completion of a contract to a major freight carrier, and the inability to replace this contract with a new contract due to the financial difficulties encountered within the commercial airline industry, and the consequences of the September 11th tragedy.

Gross Margin
------------

Gross margin dollars increased $217,911 (25.5%) and $762,000 (48.9%) for the three and six months ended September 30, 2001, respectively, as compared to the same periods in the prior fiscal year. The increase in gross margin, for the most part, is attributed to an increase in sales volume. The gross margin percentage for the three months ended September 30, 2001 was 49.1% as compared to 48.8% for the three months ended September 30, 2000. The gross margin percentage for the six months ended September 30, 2001 was 48.9% as compared to 48.1% for the six months ended September 30, 2000.

Operating Expenses
------------------

Selling, general and administrative expenses increased $87,937 (24.2%) and $133,106 (18.6%) for the three and months ended September 30, 2001, respectively, as compared to the three and six months ended September 30, 2000. This increase is attributed to an increase in sales and marketing activities, higher commission expenses, accrued compensation expense, and an increase in facility costs associated with the Company adding the lower level of the building to its lease.

Engineering, research and development expenses increased $121,585 (47.1%) and $354,758 (80.6%) for the same periods. The higher level of expenditures is associated with an increase in research and development activities, including the completion of a design of a multi-function test set, development a of commercial bench test, and new products for other targeted markets. The Company has also begun work on the next generation of IFF (Identification, Friend or Foe) test sets.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

Results of Operations (continued)
---------------------------------

Income Taxes
------------

In accordance with SFAS 109, a provision for income taxes was recognized in the amount of $256.599 for the six months ended September 30, 2001, which represents the effective federal and state tax rate on the company's income before taxes of $642,302. (See Note 4 to Notes to Condensed comparative Financial Statements.) The Company does not pay significant federal taxes as a result of its net operating loss carryforwards

Liquidity and Capital Resources
-------------------------------

At September 30, 2001 the Company had positive working capital of $2,203,724 as compared to $1,766,360 at March 31, 2001. For the six months ended September 30, 2001, cash provided by operations was $306,902 as compared to $130,066 for the six months ended September 30, 2001. This increase in cash from operations is primarily attributed to the improvement in the Company's operating income, partially offset by an increase in inventories and a reduction in accounts payable and accrued expenses.

The Company has a line of credit in the amount of $600,000 from Fleet Bank. The line of credit bears an interest rate of 1% above the lender's prevailing base rate, which is payable monthly, based upon the outstanding balance. At September 30, 2001, the company had borrowed $250,000 against its line of credit. The line of credit is collateralized by substantially all of the assets of the company. The credit facility requires the Company to maintain certain financial covenants. As of September 30, 2001, the Company was in compliance with all financial covenants. The line of credit expired at August 30, 2001 and the Company is currently renegotiating this line with the bank.

Based upon the current backlog, its existing credit line, and cash balance, the Company believes that it has sufficient working capital to fund its operating plans for the next twelve months. At present, the Company does not anticipate significant long-term needs for capital.

There was no significant impact on the Company's operations as a result of inflation for the six months ended September 30, 2001.

These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended March 31, 2001.

SIGNATURES
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                TEL-INSTRUMENT ELECTRONICS CORP.

Date: November 13, 2001                         By: /s/ Harold K. Fletcher
                                                    ----------------------------
                                                    Harold K. Fletcher
                                                    Chairman and President

Date: November 13, 2001                         By: /s/ Joseph P. Macaluso
                                                    ----------------------------
                                                    Joseph P. Macaluso
                                                    Principal Accounting Officer