Form 10-Q
period 2001-12-31
TEL INSTRUMENT ELECTRONICS CORP
filed 2002-02-14
CIK 96885

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended December 31, 2001

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

2,128,351 shares of Common stock, $.10 par value as of February 7, 2002.

                     TEL-INSTRUMENT ELECTRONICS CORPORATION

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----

Item 1.     Financial Statements (Unaudited):

            Condensed Comparative Balance Sheets
              December 31, 2001 and March 31, 2001                             1

            Condensed Comparative Statements of Operations -
              Three and Nine Months Ended December 31, 2001 and 2000           2

            Condensed Comparative Statements of Cash Flows -
              Nine Months Ended December 31, 2001 and 2000                     3

            Notes to Condensed Financial Statements                          4-5

Item 2.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations                            6-9

Part II     Other Information                                                  9


                                   SIGNATURES                                 10

                     TEL-INSTRUMENT ELECTRONICS CORPORATION
                      CONDENSED COMPARATIVE BALANCE SHEETS
                      December 31, 2001 and March 31, 2001
                                   (unaudited)

ASSETS
                                                       December 31, 2001    March 31, 2001
                                                       -----------------    --------------
Current assets:
  Cash                                                  $   858,106          $   433,438
  Accounts receivable, net of allowance for doubtful      1,390,933            1,264,383
    accounts of $11,598 at December 31, 2001 and
    March 31, 2001
  Inventories                                             2,555,802            2,351,648
  Prepaid expenses and other current assets                  24,329               43,568
  Deferred income tax benefit -- current                    527,276              527,276
                                                        -----------          -----------
Total current assets                                      5,356,446            4,620,313

Property, plant, and equipment, net                         791,838              674,656
Other assets                                                 52,801               35,354
Deferred income tax benefit                                 332,144              604,323
                                                        -----------          -----------
Total assets                                              6,533,229            5,934,646
                                                        ===========          ===========

LIABILITIES & STOCKHOLDERS EQUITY

Current liabilities:
  Note payable -- related party -- current portion          200,000              200,000
  Note payable -- bank                                      100,000              250,000
  Convertible subordinated notes -- related party            15,000               15,000
  Capitalized lease obligations -- current portion           77,927               77,826
  Deferred revenues and payments in advance               1,088,811              267,630
  Accrued payroll, vacation pay, deferred wages,
     payroll taxes and interest on deferred wages           475,624              535,850
  Accounts payable and accrued expenses                     934,571            1,507,647
                                                        -----------          -----------
Total current liabilities                                 2,891,933            2,853,953

Notes payable -- related party -- non-current
  portion                                                   150,000              150,000
Capitalized lease obligations - excluding current
  portion                                                    64,418               68,345
                                                        -----------          -----------
Total liabilities                                        3,106, 351            3,072,298

Stockholders' equity:
  Common stock                                              215,070              212,438
  Additional paid-in capital                              3,932,735            3,932,111
  Accumulated deficit                                      (720,927)          (1,282,201)
                                                        -----------          -----------
Total stockholders' equity                                3,426,878            2,862,348
                                                        -----------          -----------
Total liabilities and stockholders' equity              $ 6,533,229          $ 5,934,646
                                                        ===========          ===========

See accompanying notes to condensed financial statement

                     TEL-INSTRUMENT ELECTRONICS CORPORATION
                 CONDENSED COMPARATIVE STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                 Three Months Ended            Nine Months Ended
                                           Dec. 31, 2001  Dec. 31, 2000   Dec. 31, 2001  Dec. 31, 2000
                                           -------------  -------------   -------------  -------------
Sales
  Government, net                           $ 1,601,158    $ 1,454,141    $ 5,061,879    $ 3,304,339
  Commercial, net                               438,195        822,015      1,725,645      2,214,074
                                            -----------    -----------    -----------    -----------
Total Sales                                 $ 2,039,353    $ 2,276,156    $ 6,787,524    $ 5,518,413
Cost of Sales                                 1,009,736      1,158,023      3,436,913      2,841,286
                                            -----------    -----------    -----------    -----------
Gross margin                                  1,029,617      1,118,133      3,350,611      2,677,127

Operating expenses:
  Selling, general & administrative             399,761        437,081      1,249,656      1,153,370
  Engineering, research, & development          318,867        294,274      1,113,417        734,566
                                            -----------    -----------    -----------    -----------

Total operating expenses                        718,628        731,355      2,363,073      1,887,936

     Income from operations                     310,989        386,778        987,538        789,191

Other income (expense):
  Interest income                                   968          7,440         10,296         16,715
  Interest expense                              (19,580)       (35,946)       (63,155)       (97,776)
                                            -----------    -----------    -----------    -----------

Income before taxes                             292,377        358,272        934,679        708,130

Provision (benefit) for income taxes, net       116,806         (7,908)       373,405        133,042
                                            -----------    -----------    -----------    -----------

Net income                                  $   175,571    $   366,180    $   561,274    $   575,088
                                            ===========    ===========    ===========    ===========

Basic and diluted income
     per common share                       $      0.08    $      0.17    $      0.26    $      0.27

Dividends per share                                None           None           None           None

Weighted average shares outstanding
     Basic                                    2,128,351      2,113,690      2,127,111      2,113,570
     Diluted                                  2,158,264      2,141,061      2,157,024      2,140,941

See accompanying notes to condensed financial statements

                     TEL-INSTRUMENT ELECTRONICS CORPORATION
                 CONDENSED COMPARATIVE STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                         Nine Months Ended   Nine Months Ended
                                                         December 31, 2001    December 31,2000
                                                         -----------------    ----------------

Increase in cash:
Cash flows from operating activities
Net income                                                $ 561,274             $ 575,088
Adjustments to reconcile net income to cash used
    In operating activities:
     Deferred income taxes                                  272,179                98,645
     Depreciation                                           155,335                93,564

Changes in assets or liabilities:
   Increase in accounts receivable and unbilled
     revenue                                               (126,550)             (325,748)
   Increase  in inventories                                (204,154)             (241,510)
   Decrease (increase) in prepaid expenses and
     other current assets                                    19,239                (2,493)
   Increase in other assets                                 (17,447)               (6,728)
   Increase (decrease) in advanced payments and
     deferred revenues                                      821,181                (1,905)
   (Decrease) increase in accrued payroll, deferred
     wages and and vacation pay                            (60,226)               155,377
   Decrease in accounts payable and accrued expenses       (573,076)              (81,765)
                                                          ---------             ---------
Net cash provided by operations                             847,755               262,525
                                                          ---------             ---------

Cash flows from investing activities:
  Cash purchases of property, plant and equipment          (210,660)              (73,583)
                                                          ---------             ---------
Net cash used in investing activities                      (210,660)              (73,583)
                                                          ---------             ---------

Cash flows from financing activities:
Proceeds from exercise of stock options                       3,256                   664
Repayment of notes payable to bank                         (150,000)                 --
Repayment of capitalized lease obligations                  (65,683)              (48,003)
                                                          ---------             ---------
Net cash used in financing activities                      (212,427)              (47,339)
                                                          ---------             ---------

Net increase in cash                                        424,668               141,603
Cash at beginning of period                                 433,438               172,836
                                                          ---------             ---------
Cash at end of period                                     $ 858,106             $ 314,439
                                                          =========             =========

Interest paid                                             $  43,772             $  71,006
                                                          =========             =========
Capitalized lease obligations                             $  61,857             $  57,614
                                                          =========             =========

See accompanying notes to condensed financial statements

                         TEL-INSTRUMENT ELECTRONICS CORP
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 1 Basis of Presentation

In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position of Tel-Instrument Electronics Corp as of December 31, 2001, the results of operations for the three and nine months ended December 31, 2001 and December 31, 2000, and statements of cash flows for the nine months ended December 31, 2001 and December 31, 2000. These results are not necessarily indicative of the results to be expected for the full year.

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

Note 2 Accounts Receivable

The following table sets forth the components of accounts receivable:

                                       Dec. 31, 2001        March 31, 2001
                                       -------------        --------------
      Commercial                        $  354,910            $  392,214
      Government                         1,047,621               883,767
      Allowance for bad debts              (11,598)              (11,598)
                                        ----------            ----------

Total                                   $1,390,933            $1,264,383
                                       ==========             ==========

Note 3 Inventories

Inventories consist of:

                                       Dec. 31, 2001        March 31, 2001
                                       -------------        --------------

      Purchased Parts                   $1,277,083            $1,072,191
      Work-in-process                    1,351,514             1,352,252
      Less: Reserve for Obsolescence       (72,795)              (72,795)
                                        ----------            ----------

      Total                             $2,555,802            $2,351,648
                                        ==========             ==========

                         TEL-INSTRUMENT ELECTRONICS CORP
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 4 Income Taxes

The Company, in accordance with FASB 109, has recognized a deferred income tax benefit based upon the expected utilization of net operating loss carryforwards before they expire and benefit from the reversal of tax asset temporary difference. For the nine months ended December 31, 2001, the company recorded a tax provision of $373,405, which represents the effective federal and state tax rate on the Company's net income before taxes of $934,679. The Company does not pay significant federal taxes as a result of its net operating loss carryforwards.

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

Note 6 Government and Commercial Sales

The Company is organized on the basis of its avionics products. The government market consists primarily of the sale of test equipment to U.S. and foreign governments and militaries, either direct or through distributors. The commercial market consists mostly of sales of test equipment to domestic and foreign airlines and to commercial distributors. The Company primarily develops and designs test equipment for the avionics industry and, where appropriate, the Company's products are designed to be sold in both the government and commercial markets.

The table below presents information about sales and gross margin. Cost of sales includes certain allocation factors for indirect costs.

                            Three Months Ended          Three Months Ended
                            December 31, 2001            December 31, 2000
                         Government   Commercial      Government   Commercial
                         ----------   ----------      ----------   ----------
      Sales             $1,601,158     $438,195      $1,454,141    $822,015
      Cost of Sales        819,142      190,594         770,399     387,624
                        ----------     --------      ----------    --------
      Gross Margin      $  782,016     $247,601      $  683,742    $434,391
                        ==========     ========      ==========    ========

                            Nine Months Ended            Nine Months Ended
                            December 31, 2001            December 31, 2000
                         Government   Commercial      Government    Commercial
                         ----------   ----------      ----------    ----------
      Sales             $ 5,061,879    $ 1,725,645   $ 3,304,339   $ 2,214,074
      Cost of Sales       2,648,907        788,006     1,769,559     1,071,727
                        -----------    -----------   -----------   -----------
      Gross Margin      $ 2,412,972    $   937,639   $ 1,534,780   $ 1,142,347
                        ===========    ===========   ===========   ===========

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

Overview

For the nine months ended December 31, 2001, sales increased 23% to $6,787,524 and net income before taxes increased 32% to $934,679. Deferred revenues of approximately $578,000, for units requiring a software upgrade prior to shipment, were recorded in third quarter of the current fiscal year and are included in deferred revenues in the accompanying balance sheet in accordance with of Staff Accounting Bulletin No.101, "Revenue Recognition in Financial Statements" ("SAB101"). The Company has begun shipment of these units in the fourth quarter and expects to recognize all of these sales in the fourth quarter of the current fiscal year. The Company had no significant deferred revenues for the same period in the prior fiscal year. Deliveries of the AN/APM 480 IFF (Identification, Friend or Foe) Transponder Test Set to the U.S. Navy continue and accounted for 46.4% of total sales for the nine months ended December 31, 2001. The U.S. Navy's option to purchase additional units of the Company's AN/APM 480 has been extended from December 31, 2001 to August 11, 2002. The Company has received orders for 1,059 units and there are 241 units remaining subject to the U.S. Navy's option under the contract. Any options not exercised by August 11, 2002 will then expire.

The Company continues to actively pursue opportunities in both the commercial and government markets, both domestically and internationally, and new product development efforts based upon evaluation of these markets. The Company has been active in responding to customer requests for quotation, in addition to adapting its product designs to respond to these requests. Exploration of opportunities in other government and commercial markets also continues in an attempt to broaden the Company's product line. As previously announced, the Company has engaged Crary Partners LLC to render investment-banking services to the Company by helping pursue growth through acquisitions and alliances and advising on financing and strategic investment options.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
        RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

Results of Operations (continued)

Sales

For the three months ended December 31, 2001, net sales decreased $236,803 (10.4%) as compared to the three months ended December 31, 2000. In addition, during the quarter ended December 31, 2001, the Company deferred revenues of approximately $578,000 in accordance with SAB 101. The Company expects to recognize this amount as sales in the fourth of the current fiscal year. Government sales increased $147,017 (10.1%) to $1,601,158 as compared to $1,454,141 for the three months ended December 31, 2000. The increase in government sales is mainly attributed to the shipment of the AN/APM 480 to the U.S. Navy, which accounted for 50.7% of the total sales for the current quarter as compared to 36.6% for the same quarter last year. Government sales in the third quarter also increased as a result of shipments of the new T-47SH. Commercial sales decreased $383,820 (46.7%) for the third quarter ended December 31, 2001 as compared to the third quarter of the previous fiscal year. This decrease is primarily the result of the completion of a contract to a major freight carrier, and the inability to replace this contract with a new contract due to the financial difficulties encountered within the commercial airline industry and the consequences of the September 11th tragedy.

For the nine months ended December 31, 2001, net sales increased $1,269,111 (23%) to $6,787,524 as compared to $5,518,413 for the nine months ended December 31, 2000. Government sales increased $1,757,540 (53.2%) to $5,061,869, as compared to $3,304,339 for the first nine months of the prior fiscal year. The increase in government sales is mainly attributed to the shipment of the AN/APM 480 to the U.S. Navy. Sales of the AN/APM 480 to the U.S. Navy accounted for 46.4% of the sales for the first nine months of the current fiscal year as compared to 27.3% for the same period last year. The increase in government sales is also attributed to the introduction of the T-47SH and sales of the Company's ILS (Instrument Landing System) test sets. Commercial sales decreased $488,429 (22.1%) to $1,725,645 as compared to $2,214,074 for the nine months ended December 31, 2000. This decrease is primarily the result of the completion of a contract to a major freight carrier, and the inability to replace this contract with a new contract due to the financial difficulties encountered within the commercial airline industry and the consequences of the September 11th tragedy.

Gross Margin

Gross  margin  dollars  decreased  $88,516  (7.9%)  for the three  months  ended
December 31, 2001 as compared to the same period last year as a result of the lower recorded sales. Gross margin dollars increased $673,484 for the nine months ended December 31, 2001 as compared to the nine months ended December 31, 2000. The increase in gross margin, for the most part, is attributed to an increase in sales volume. The gross margin percentage for the three months ended December 31, 2001 was 50.5% as compared to 49.1% for the three months ended
December  31,  2000.  The gross  margin  percentage  for the nine  months  ended
December 31, 2001 was 49.4% as compared to 48.5% for the nine months ended December 31, 2000.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
        RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

Results of Operations (continued)

Operating Expenses

Selling, general and administrative expenses decreased $37,320 (8.5%) for the quarter ended December 31, 2001 as compared to the previous fiscal year. This decrease is associated with lower accrued compensation expenses, offset partially by an increase in sales and marketing expenses. Selling, general and administrative expenses increased $96,286 (8.3%) for the nine months ended December 31, 2001 as compared to the nine months ended December 31, 2000. This increase is attributed to an increase in sales and marketing activities, higher professional fees, and an increase in facility costs associated with the Company adding the lower level of the building to its lease. These increases were offset partially by lower accrued compensation expense.

Engineering, research and development expenses increased $24,593 (8.4%) and $378,851 (51.6%) for the same periods. The higher level of expenditures is associated with an increase in research and development activities, including the completion of the design of the T-47SH test set, development of a commercial bench test, and new products for other targeted markets. The Company has also begun work on the next generation of IFF test sets.

Income Taxes

In accordance with SFAS 109, a provision for income taxes was recognized in the amount of $373,405 for the nine months ended December 31, 2001, which represents the effective federal and state tax rate on the company's income before taxes of $934,679. The Company does not pay significant federal taxes as a result of its net operating loss carryforwards. For the nine months ended December 31, 2000, the Company recorded a net tax provision of $133,042, which represents the recognition of a federal and state tax provision on the Company's net income before taxes of $708,130 in the amount of $283,042 offset by reduction of its deferred tax valuation allowance in the amount of $150,000.

Liquidity and Capital Resources

At December 31, 2001 the Company had positive working capital of $2,464,513 as compared to $1,766,360 at March 31, 2001. For the nine months ended September 30, 2001, cash provided by operations was $847,755 as compared to $262,525 for the nine months ended December 31, 2001. This increase in cash from operations is primarily attributed to the improvement in the Company's operating income. This increase was partially offset by a reduction in accounts payable and accrued expenses and an increase in inventories and accounts receivable.

The Company has a line of credit in the amount of $600,000 from Fleet Bank. The line of credit bears an interest rate of 1% above the lender's prevailing base rate, which is payable monthly, based upon the outstanding balance. At December 31, 2001, the company had borrowed $100,000 against its line of credit. This amount was repaid in January 2002. The line of credit is collateralized by substantially all of the assets of the company. The credit facility requires the Company to maintain certain financial covenants. As of December 31, 2001, the Company was in compliance with all financial covenants. While the credit line

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
        RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

Results of Operations (continued)

Liquidity and Capital Resources (continued)

formally expired at August 30, 2001, the loan was not called. The Company has since repaid the loan as a result of its improved financial position. The line of credit is still available, if needed, while the Company negotiates an increase in the line of credit. Based upon the current backlog, its existing credit line, and cash balance, the Company believes that it has sufficient working capital to fund its operating plans for the next twelve months. At present, the Company does not anticipate significant long-term needs for capital.

There was no significant impact on the Company's operations as a result of inflation for the nine months ended December 31, 2001.

These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended March 31, 2001.

Part II Other Information

Item 4 Submission of Matters to a Vote of Security Holders

(a) The Annual Meeting of Shareholders was held on December 13, 2001 (the "Annual Meeting").
(b) Not applicable because (i) proxies for the Annual Meeting were not solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934; (ii) there was no solicitation in opposition to management's nominees as listed in the Company's proxy statement; and (iii) all of such nominees were elected.
(c) At the Annual Meeting, the Company's shareholders voted in favor of re-electing management's nominees for election as directors of the Company as follows:

                                          For             Against
                                       ---------          -------
      Harold K. Fletcher               1,611,790             0
      George J. Leon                   1,611,790             0
      Robert J. Melnick                1,611,790             0
      Jeff C. O'Hara                   1,611,790             0
      Robert J. Walker                 1,611,790             0

The shareholders also voted all 1,611,790 shares in favor of ratifying PricewaterhouseCoopers L.L.P. as the Company's independent accountants for the fiscal year ending March 31, 2002.

(d)   Not applicable

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        TEL-INSTRUMENT ELECTRONICS CORP.

Date: February 13, 2002                 By: /s/ Harold K. Fletcher
                                            ----------------------
                                            /s/ Harold K. Fletcher
                                            Chairman and President

Date: February 13, 2002                 By:  /s/ Joseph P. Macaluso
                                            -----------------------
                                            /s/ Joseph P. Macaluso
                                            Principal Accounting Officer