Form 10-K
period 2002-03-31
TEL INSTRUMENT ELECTRONICS CORP
filed 2002-07-15
CIK 96885

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the fiscal year                                          Commission File No.
ended March 31, 2002                                              33-18978

                        TEL-INSTRUMENT ELECTRONICS CORP.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

        New Jersey                                      22-1441806
------------------------                    ------------------------------------
(State of incorporation)                    (IRS Employer Identification Number)

       728 Garden Street
    Carlstadt, New  Jersey                                              07072
----------------------------------------                              ----------
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code:   (201) 933-1600

Securities registered pursuant to Section 12(b) of the Act:

         None
---------------------

Securities registered pursuant to Section 12(g) of the Act:

         None
---------------------

Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]. No [ ].

The aggregate market value of the voting Common Stock (par value $.10 per share) held by non-affiliates on June 10, 2002 was $2,392,796 using the price of the last trade on June 10, 2002.

2,135,751 shares of Common Stock were outstanding as of June 10, 2002.

Total Pages - 45

Exhibit Index - pages 43-44

                                     PART I

Item 1.     Business

            General

            Tel-Instrument Electronics Corp. ("Tel" or the "Company") designs, manufactures, and sells test equipment, both domestically and internationally, to the general aviation and commercial aviation market and to the government/military aviation market. The Company has been in business since 1947. In the last 5 years, the Company's revenues have increased by approximately 150% and its income before taxes has tripled.

            Tel's instruments are used to test navigation and communications equipment installed in aircraft, both on the flight line ("ramp testers") and in the maintenance shop ("bench testers"), and range in list price from $7,500 to $75,000 per unit. Tel continues to develop new products in anticipation of customers' needs. The development of multifunction testers, for example, has made it easier for customers to perform ramp tests with less training. In recent years the Company has become the dominant manufacturer and supplier of IFF (Identification Friend or Foe) flight line test equipment, discussed below. The Company is currently working on the next generation of IFF test sets in anticipation of U.S. and NATO requirements for more sophisticated IFF testing.

            For the year ended March 31, 2002, sales increased approximately 30% to $9,731,081 and net income before taxes increased approximately 53% to $1,585,689 (see Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations).

            Over the last 5 years, the Company has significantly improved its financial condition, increased revenues, profits and cash flow, firmly established itself as one of the leading suppliers in the avionics test equipment industry, and improved its market position.

            The Company continues actively to pursue opportunities in both the commercial and government markets, both domestic and international, and expends substantial amounts to develop new and improved products. The Company has been actively responding to customer requests by adapting its product designs or developing new products. Exploration of opportunities in other government and commercial markets also continues in an attempt to broaden the Company's product line. As previously announced, the Company engaged Semaphore Capital Advisors LLC (formerly Crary Partners LLC) to render investment-banking services to the Company, and in June 2002 extended the term of its agreement for twelve months. Semaphore will assist the Company in the extended period in pursuing growth through acquisitions and alliances of compatible businesses or technologies.

            During fiscal year 2002,  Company  shipments of the  AN/APM-480  IFF
            Transponder/Interrogator test set to the U.S. Navy represented 54% of total sales. Since obtaining the contract, the Company has received orders from the U.S. Navy for a total of 1,059 units and there are 241 units remaining subject to the U.S. Navy's option under the contract. Any options not exercised by February 11, 2003 will expire.

            The AN/APM-480 is a militarized avionics ramp tester used to simulate IFF Transponder/Interrogator and TCAS (Traffic Alert and Collision Avoidance system) functions to provide "go, no-go" testing of avionics test equipment in military aircraft, on the flight line and aircraft carrier deck. The Company has begun development of the next generation of more sophisticated IFF testers in anticipation that the U.S. Navy will issue a contract in the future to upgrade these units. Although there is no assurance that the Company will receive any such sales contracts which may be issued by the U.S. Navy, the Company believes that it is well positioned to obtain such contracts.

            While the government sales increased significantly, commercial sales decreased due to the financial difficulties encountered in the commercial airline industry and the consequences of the September 11th tragedy.

            The table below sets forth the composition of Tel's sales for the last three fiscal years.

                                        Commercial     Government       Total
                                        ----------     ----------       -----
            March 31, 2002              $1,981,298     $7,749,783     $9,731,081
            March 31, 2001              $3,033,281     $4,475,620     $7,508,901
            March 31, 2000              $1,957,859     $3,172,923     $5,130,782

            Foreign commercial sales are made direct, through American export agents or the Company's international distributors at a discount reflecting the 20% selling commission under written or oral, year-to-year arrangements. For the years ended March 31, 2002, 2001 and 2000, foreign commercial sales were 20%, 17%, and 20%, respectively, of total commercial sales.

            The Company has an exclusive distribution agreement with Muirhead Avionics and Accessories, Ltd, based in the United Kingdom, to represent the Company in parts of Europe. Sales to Muirhead represented approximately 4%, 3%, and 5% of total sales for the fiscal years 2002, 2001, and 2000, respectively.

            In May 1999, the Company received a $396,262 order for its DME/P ramp test units from a customer in Italy. These units were delivered in the first quarter of fiscal year 2001. The Company received a contract for $680,000 (subsequently increased to $956,000) to develop a DME/P bench test set from this same customer with deliveries scheduled for the second quarter of fiscal year 2003.

            Tel also sells its products in Australia and New Zealand, has recently signed an agreement to distribute its products in Spain and Portugal, and is exploring distribution in other areas.

            Domestic commercial sales are made directly or through distributors. No direct commercial customer accounted for more than 10% of commercial sales in fiscal years 2002 and 2001. One direct domestic commercial customer accounted for 11% of commercial sales in fiscal year 2000. There are no written agreements with domestic distributors, who receive a 15%-20% discount for stocking, selling and, in some cases, supporting these products. Tel gives a 5% to 10% discount to non-stocking distributors, and independent sales representatives, depending on their sales volume and promotional effort. One domestic distributor accounted for approximately 19%, 29%, and 10% of commercial sales for the years ended March 31, 2002, 2001, and 2000, respectively.

            Set forth below is Tel's backlog at March 31, 2002, 2001, and 2000.

                                       Commercial     Government        Total
                                       ----------     ----------        -----
                 March 31, 2002         $186,690     $ 8,346,557     $ 8,533,247
                 March 31, 2001         $633,761     $13,029,317     $13,663,078
                 March 31, 2000         $665,072     $14,355,429     $15,020,501

            Tel believes that most of the backlog at March 31, 2002 will be delivered during the next 12-18 months.

            Reduction in backlog is a result of having delivered approximately 50% of the 1,059 units ordered by the U.S. Navy for the AN/APM-480 IFF test sets, and the general decline, started late summer of 2001, in the commercial market discussed above. Also discussed above, the Company is working on the next generation of test units, including a more sophisticated IFF test set, and has retained Semaphore Capital Advisors to assist it in broadening its markets and products through acquisitions or alliances.

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

            Markets and Competition

            The Company manufactures and sells commercial and military products as the same avionics business, using best commercial practice in manufacturing products for the government. Most of Tel's military test sets are similar to the Company's commercial test sets.

            The general aviation market consists of some 1,000 repair and maintenance service shops, at private and commercial airports in the United States, which purchase test equipment to assist in the repair of aircraft electronics. The commercial aviation market consists of approximately 80 domestic and foreign commercial airlines.

            The civilian market for avionic test equipment is dominated by three manufacturers, including Tel, IFR, a division of Aeroflex, Inc., and JC Air, a division of Goodrich Corporation. This market is relatively small and highly competitive. Tel has generally been successful because of its high quality products, prices, and responsive service. Tel also provides customers with calibration and repair services.

            The Company has entered into distribution arrangements with Muirhead to distribute in

            Europe and with Milspec Services in Australia and New Zealand. Additionally, the Company entered into an agreement with M.P.G. Instruments s.r.l., wherein this distributor will have the exclusive sales rights for DME/P ramp and bench test units. The Company continues to explore additional opportunities in other parts of the world.

            Future domestic market growth will depend in part on whether the U.S. Federal Aviation Administration (FAA) implements plans to upgrade the U.S. air traffic control system and on continuing recent trends towards more sophisticated avionics systems, both of which would require the design and manufacture of new test equipment. The Company continues to analyze the needs of the market, to develop new and improved instruments to meet emerging FAA requirements, and to redesign models to add functions and reduce the cost. The Company believes its test equipment is recognized by its customers for its quality, durability, reliability, and affordability.

            Military Markets

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

            Tel has increased its efforts to obtain such subcontracts and meeting end user needs by modifying commercial designs to satisfy special government/military requirements. This approach has enabled Tel to sell the T-30D, T-36M, T-48I, T-47 family, and T-49 family to government agencies and prime contractors.

            In recent years the Company has become the dominant supplier for the U.S. Military as well as throughout the NATO countries for flight line IFF test equipment. The Company is currently working on the next generation of IFF test sets.

            Tel has no patents or licenses which are material to its business.

            Engineering, Research and Development

            In the fiscal years ended March 31, 2002, 2001, and 2000, Tel spent $1,521,219, $1,047,305, and $1,051,833, respectively, on the engineering, research and development of new and improved products. None of these amounts were sponsored by customers. Tel's management believes that continued and increased expenditures for engineering, research and development are necessary to enable Tel to expand its sales and profits.

            The increase in expenditures in fiscal year 2002 is the result of an increase in staff and an increase in the Company's development efforts. Engineering, research and development expenditures in 2002 were directed, in addition to the next generation IFF test sets, toward the development of a multi-function commercial bench tester, and new products for other targeted markets, such as the T-36C, TR-220, and T-47S. The Company owns all of these designs.

            Personnel

            At June 10, 2002, Tel had thirty employees in manufacturing, materials management, and quality assurance, nine in administration and sales, and ten in research and development, none of whom belongs to a union. While the job market is tight, especially for technical personnel, Tel has generally been able to add personnel as required. The Company also uses several part-time consultants on an as needed basis.

Item 2.     Properties

            During the fourth quarter of fiscal year 2001, the Company expanded its facilities and increased its manufacturing capacity by leasing the additional space in the lower level of its current building. The Company now leases 19,564 square feet in Carlstadt, New Jersey as its manufacturing plant and administrative offices, pursuant to a ten-year lease expiring in February, 2011. Tel is unaware of any environmental problems in connection with its location and, because of the nature of its manufacturing activities, does not anticipate such problems.

Item 3.     Pending Legal Proceedings

            There are no material pending legal proceedings.

                                     PART II

Item 5.     Market for Registrant's Common Equity and Related Stockholder
            Matters

            Market Information

            There has been no established public trading market for Registrant's Common Stock. Subsequent to the public offering of the Company's Common Stock in December 1988, the Common Stock has traded sporadically in the over-the-counter market. During the fiscal year ended March 31, 2002, the Company's Common Stock had the high and low bids of $2.50 and $1.08, respectively. These quotations reflect inter-dealer prices, without retail markup or commission and may not necessarily represent actual transactions. On June 10, 2002, the bid was $2.15 and the ask was $2.30.

            Approximate Number of Equity Security Holders

                                                               Number of Record
                                                                 Holders as of
                Title of Class                                  March 31, 2002
                ---------------------------------------------------------------
                Common Stock, par value                               814
                  $.10 per share

            Dividends

            Registrant has not paid dividends on its Common Stock and does not expect to pay such dividends in the foreseeable future.

Item 6.     Selected Financial Data

                        TEL-INSTRUMENT ELECTRONICS CORP.
                        SUMMARY OF FINANCIAL INFORMATION

                                                                            Years Ended March 31,
                                                  ----------------------------------------------------------------------------
                                                     2002             2001            2000            1999            1998
                                                  -----------     -----------     -----------     -----------     -----------
Statement of Operations Data:
   Net revenues                                   $ 9,731,081     $ 7,508,901     $ 5,130,782     $ 3,484,499     $ 3,959,242
                                                  -----------     -----------     -----------     -----------     -----------
   Operating costs and expenses:
   Cost of sales                                    4,684,147       3,704,572       2,489,769       1,559,992       1,559,542
   Selling, general and administrative              1,858,843       1,622,881       1,165,844         920,547         909,505
   Engineering, research and development            1,521,219       1,047,305       1,051,833       1,204,077         902,250
                                                  -----------     -----------     -----------     -----------     -----------
                                                    8,064,209       6,374,758       4,707,446       3,684,616       3,371,297
                                                  -----------     -----------     -----------     -----------     -----------

   Income (loss) from operations                    1,666,872       1,134,143         423,336        (200,117)        587,945

   Other expenses, net                                (81,183)        (95,026)        (64,378)        (44,149)        (68,847)
                                                  -----------     -----------     -----------     -----------     -----------

   Diluted income/(loss) before income taxes        1,585,689       1,039,117         358,958        (244,266)        519,098

   Provision for (benefit from) income taxes          557,999        (295,888)       (241,595)        (97,585)        (58,719)
                                                  -----------     -----------     -----------     -----------     -----------
   Net income (loss)                              $ 1,027,690     $ 1,335,005     $   600,553     ($  146,681)    $   577,817
                                                  ===========     ===========     ===========     ===========     ===========
   Diluted income/(loss) per common share         $      0.48     $      0.63     $      0.28     ($     0.07)    $      0.28
                                                  ===========     ===========     ===========     ===========     ===========
                                                                            Years Ended March 31,
                                                  ----------------------------------------------------------------------------
                                                     2002             2001            2000            1999            1998
                                                  -----------     -----------     -----------     -----------     -----------
Balance Sheet Data:
  Working capital                                  $3,154,081      $1,766,360      $  921,130      $  507,582       $  864,061

   Total assets                                     6,233,572       5,934,646       3,932,765       2,218,508        1,941,141

   Long-term debt                                     152,183         218,345         301,682         266,486          300,000

   Stockholders' equity                             3,900,794       2,862,348       1,522,047         919,093        1,060,068

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

            Critical Accounting Policies

            In preparing our financial statements and accounting for the underlying transactions and balances, we apply our accounting policies as disclosed in Note 2 of our Notes to Financial Statements. The Company's accounting policies that require a higher degree of judgment and complexity used in the preparation of financial statements include:

            Revenue recognition - revenues are recognized at the time of shipment to, or acceptance by customer provided title and risk of loss is transferred to the customer. Provisions, when appropriate, are made where the right to return exists. Revenues under service contracts are recognized when the services are performed.

            Property and equipment - property and equipment are stated at cost, less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the respective assets over periods ranging from three to eight years. Useful lives are estimated at the time the asset is acquired and are based upon historical experience with similar assets as well as taking into account anticipated technological or other changes. Leasehold improvements are amortized over the term of the lease or the useful life of the asset, whichever is shorter.

            Inventory reserves - inventory reserves are estimated for excess, slow-moving and obsolete inventory as well as inventory whose carrying value is in excess of net realizable value.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

            Critical Accounting Policies (continued)

            These estimates are based on current assessments about future demands, market conditions and related management initiatives. If market conditions and actual demands are less favorable than those projected by management, additional inventory write-downs may be required.

            Accounts receivable - the Company performs ongoing credit evaluations of its customers and adjusts credit limits based on customer payment and current credit worthiness, as determined by review of their current credit information. The Company continuously monitors credits and payments from its customers and maintains provision for estimated credit losses based on its historical experience and any specific customer issues that have been identified. While such credit losses have historically been within our expectation and the provision established, the Company cannot guarantee that it will continue to receive positive results.

            Income taxes - deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using enacted tax rates and laws that will be in effect when such differences are expected to reverse. The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance for any tax benefit which is not more likely than not to be realized. The effect on deferred tax assets and liabilities of a change in tax rate is recognized in the period that such tax rate changes are enacted.

            Results of Operations 2002 Compared to 2001

            Overview

            For the year ended March 31, 2002 sales increased 29.6% to $9,731,081 and net income before taxes increased 52.6% to $1,585,689 from $1,039,117. During fiscal year 2002 shipments of the AN/APM-480 IFF (Identification, Friend or Foe) Transponder Set Test Sets (TSTS) to the U.S. Navy represented 54% of total sales. The Company has received orders for 1,059 units and there are 241 units remaining subject to the U.S. Navy's option under the contract. Any options not exercised by February 11, 2003 will then expire. A total of 520 have been shipped and revenue recognized as of March 31, 2002. The balance of the units ordered by the U.S. Navy should be shipped within the next 12-18 months. This contract, as anticipated, represents a significant portion of the Company's revenues in fiscal year 2002 and has contributed greatly to the increase in the Company's operating profits. The Company increased research and development expenditures in order to develop new products for future sales including the T-47S test set, a commercial bench test set, and

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

            Results of Operations 2002 Compared to 2001 (continued)

            Overview (continued)

            new products for other targeted markets. The Company also continues work on the next generation of IFF test sets. As a result of the continuing improvement in operating results, the Company's financial position has significantly improved.

            The Company continues to actively pursue avionics test opportunities in both the commercial and government markets both domestically and internationally, and is also exploring opportunities in other government and commercial markets in order to broaden the Company's product and market base. As previously announced, the Company has engaged Semaphore Capital Advisors LLC (formerly Crary Partners LLC) to render investment-banking services to the Company and in June 2002 extended the term of that agreement to provide that Semaphore will assist the Company to grow through acquisitions and alliances.

            Sales

            Sales increased $2,222,180 (29.6%) to $9,731,081 for the year ended March 31, 2002 as compared to the year ended March 31, 2001. This continues the growth of sales over the last five years.

            Government sales increased $3,274,163 (73.2%) to $7,749,783 for the year ended March 31, 2002 as compared to the prior fiscal year, primarily as a result of the shipment of the AN/APM-480 IFF test sets to the U.S. Navy.

            Commercial sales decreased $1,051,983 (34.7%) to $1,981,298 for the fiscal year ended March 31, 2002 as compared to the fiscal year ended March 31, 2001. This decrease is primarily the result of the completion of a major contract with a freight carrier, and the inability to replace this contract with comparable new business due to the financial difficulties encountered in the commercial airline industry and the consequences of the September 11th tragedy.

            Gross Margin

            Gross margin increased $1,242,605 (32.7%) to $5,046,934 for the fiscal year ended March 31, 2002 as compared to the prior fiscal year. The increase in gross margin, for the most part, is attributed to the higher volume and, to a lesser extent, to the production efficiencies obtained as a result of the higher volume. Gross margin as a percentage of sales for the fiscal year ended March 31, 2002 was 51.9% as compared to 50.7% for the fiscal year ended March 31, 2001.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

            Results of Operations 2002 Compared to 2001 (continued)

            Operating Expenses

            Selling, general and administrative expenses increased $235,962 (14.5%) for the year ended March 31, 2002 as compared to the prior fiscal year, as a result, for the most part, to an increase in sales and marketing activities, including the addition of new personnel, an increase in commission expenses, higher professional fees, and an increase in facility costs associated with the Company adding the lower level of the building to its lease.

            Engineering, research and development expenses increased $473,914 (45.3%) for the year ended March 31, 2002 as compared to last fiscal year. The higher level of expenditures results from the completing the design of the T-47S test set, continuing development of a commercial bench test set, new products for other targeted markets and enhancements to existing products. The Company has also begun work on the next generation of IFF test sets.

            Income Taxes

            For the year ended March 31, 2002, the Company recorded a provision for income taxes of $557,999, which represents primarily the effective federal and state tax rate on the Company's net income before taxes. For the year ended March 31, 2001, the Company, in accordance with FASB 109, recorded a net tax benefit of $295,888, which represented: (1) the effective federal and state tax rate on the Company's net income before taxes, and (2) the reduction of its deferred tax valuation allowance and other items and credited this amount to benefit from income taxes. The Company does not for fiscal year 2002 and did not for fiscal year 2001 have a significant federal tax liability (see Note 9 to the Financial Statements).

            Although income before taxes was $546,572 higher in fiscal year 2002, than fiscal year 2001, income after taxes declined in fiscal year 2002 as a result of crediting the 2001 tax provision with a benefit from a change in the valuation allowance in accordance with FASB 109.

            Tel has used up its net operating losses through March 31, 2002 and has, therefore, not paid significant federal income taxes. Tel will begin to pay federal income taxes in fiscal year 2003.

            Results of Operations 2001 Compared to 2000

            Overview

            For the year ended March 31, 2001 sales increased over fiscal year 2000 by 46% to $7,508,901 and net income before taxes increased 189% to $1,039,117 from $358,958.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

            Results of Operations 2001 Compared to 2000 (continued)

            During fiscal year 2001, the Company began shipments of the AN/APM-480 IFF (Identification, Friend or Foe) Transponder Set Test Sets (TSTS) to the U.S. Navy. The Company received orders from the U.S. Navy for a total of 960 units of which a total of 128 units were shipped during fiscal year 2001 and the revenue recognized.

            During fiscal year 2001, the Company began shipment to a major freight carrier (through a domestic distributor) of T-30D ILS (Instrument Landing System) and T-49C TCAS commercial test sets. The total order exceeded $900,000, and the Company shipped approximately $600,000 of this order during fiscal year 2001, and expects to ship the balance of this order during the first half of fiscal year 2002. In addition, during the fiscal year 2001 the Company shipped all of the T-76 DME/P (precision distance measuring equipment) ramp test sets under the contract, totaling approximately $400,000, with Marconi Communications through our Italian intermediary, M.P.G. Instruments s.r.l.

            Sales

            Sales increased $2,378,119 (46.4%) to $7,508,901 for the year ended March 31, 2001 as compared to the year ended March 31, 2000.

            Government sales increased $1,302,697 (41.1%) for the year ended March 31, 2001 as compared to the prior fiscal year. Government sales increased as a result of the shipment of the AN/APM-480 IFF test sets to the U.S. Navy, the T-36M and the T-76 DME/P ramp test sets. These increases were partially offset by lower foreign sales of the T-47 family of IFF test sets and of sales of the T-49CF military TCAS units.

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

            Engineering, research and development expenses decreased $4,528 for the year ended March 31, 2001 as compared to fiscal year 2000. Similar to fiscal year 2000, certain resources were directed towards revenue-producing activities and, therefore, not included in engineering, research and development expenses. However, the Company continued to develop new products and provide a foundation for the future, including work on a universal test set and beginning work on the next generation of IFF test sets.

            Income Taxes

            For the year ended March 31, 2001, the Company, in accordance with FASB 109, recorded a net tax benefit of $295,888, which represents:
            (1) the effective federal and state tax rate on the Company's net income before taxes, and (2) reduction of its deferred tax valuation allowance and other items and credited this amount to benefit from income taxes. For the year ended March 31, 2000, the Company recorded a net tax benefit of $241,595, which represents: (1) the effective federal and state tax rate on the Company's net income before taxes and (2) reduced its valuation allowance and other items in the amount of $385,000 and credited this amount to benefit from income taxes. The Company currently does not have a significant federal tax liability (see Note 9 to the Financial Statements).

            Liquidity and Capital Resources

            Working capital increased $1,387,721 (79%) during fiscal year 2002 to $3,154,081 as compared to $1,766,360 at March 31, 2001. For the year ended March 31, 2002, the Company generated cash from operations in the amount of $1,378,566 as compared to $725,864 in the prior fiscal year. This increase in cash from operations is primarily attributed to the improvement in the Company's operating income as a result of the higher sales volume, and is after a reduction during the year in accounts payable of $730,047.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

            Liquidity and Capital Resources (continued)

            The Company expanded its line of credit to $1,000,000 from $600,000 from Fleet Bank. The line of credit bears an interest rate of 0.5% above the lender's prevailing base rate, which is payable monthly, based upon the outstanding balance. As of March 31, 2002 the Company had no outstanding balance. At March 31, 2001, the Company had borrowed $250,000 against its line of credit, which was repaid during fiscal year 2002. The line of credit is collateralized by substantially all of the assets of the Company and expires in August 2002. The credit facility requires the Company to maintain certain financial covenants. As of March 31, 2002, the Company was in compliance with all financial covenants.

            Based upon the current backlog, its existing credit line, and cash balance, the Company believes that it has sufficient working capital to fund its operating plans for the next twelve months. However, as the Company pursues additional opportunities, the need for additional capital may arise. The Company will evaluate its alternatives when these opportunities arise. The Company has also retained Semaphore Capital Advisors as its investment bankers to help pursue acquisitions and alliances and, if needed, to help raise capital. The Company maintains its cash balance in a money market account, in the event the cash is needed for acquisition. There was no significant impact on the Company's operations as a result of inflation for the fiscal year ended March 31, 2002.

Item 8.     Financial Statements and Supplementary Data

                                                                           Pages
                                                                           -----
            (1)    Financial Statements:

                   Report of Independent Accountants                          17

                   Balance Sheets - March 31, 2002 and 2001                   18

                   Statements of Operations - Years Ended                     19
                       March 31, 2002, 2001 and 2000

                   Statements of Changes in Stockholders'                     20
                      Equity - Years Ended March 31,
                      2002, 2001 and 2000

                   Statements of Cash Flows - Years Ended                     21
                       March 31, 2002, 2001 and 2000

                   Notes to Financial Statements                           22-37

            (2)    Financial Statement Schedule:

                   II - Valuation and Qualifying Accounts                     38


            Financial statement schedules not included in this annual report on Form 10-K have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Report of Independent Accountants

            To the Stockholders and Board of Directors of Tel-Instrument Electronics Corp.

            In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Tel-Instrument Electronics Corp. (the "Company") at March 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2002, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule included in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

            PricewaterhouseCoopers LLP

            Florham Park, New Jersey
            June 13, 2002

TEL-INSTRUMENT ELECTRONICS CORP.

Balance Sheets

                                      ASSETS                                    March 31, 2002        March 31, 2001
                                                                                --------------        --------------
Current assets:
        Cash and cash equivalents                                                $  1,198,191          $   433,438
        Accounts receivable, net of allowance for doubtful
           accounts of $36,598 at March 31, 2002
           and $11,598 at  March 31,  2001                                            937,849            1,264,383
        Inventories, net                                                            2,481,680            2,351,648
        Prepaid expenses and other current assets                                      47,956               43,568
        Deferred income tax benefit - current                                         669,000              527,276
                                                                                 ------------          -----------
             Total current assets                                                   5,334,676            4,620,313

Office and manufacturing equipment, net                                               822,010              674,656
Other assets                                                                           76,886               35,354
Deferred income tax benefit                                                                --              604,323
                                                                                 ------------          -----------

Total assets                                                                     $  6,233,572          $ 5,934,646
                                                                                 ============          ===========
                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Convertible note payable - related party - current portion                 $    250,000          $   200,000
      Convertible subordinated note - related party                                     7,500               15,000
      Line of credit                                                                       --              250,000
      Capitalized lease obligations - current portion                                 108,845               77,826
      Accounts payable                                                                212,126              942,173
      Deferred revenues                                                               518,103              267,630
      Accrued payroll, vacation pay and deferred wages                                399,437              535,850
      Accrued expenses - related parties                                              149,370              196,973
      Taxes payable                                                                    37,356               63,215
      Other accrued expenses                                                          497,858              305,286
                                                                                 ------------          -----------
             Total current liabilities                                              2,180,595            2,853,953

Convertible note payable - related party                                              100,000              150,000
Capitalized lease obligations - excluding current portion                              52,183               68,345
                                                                                 ------------          -----------
         Total liabilities                                                          2,332,778            3,072,298

Commitments and contingencies                                                              --                   --

Stockholders' equity
       Common stock, par value $.10 per share, 2,133,351 and 2,124,351
          issued and outstanding as of March 31, 2002 and 2001, respectively          213,338              212,438
       Additional paid-in capital                                                   3,941,967            3,932,111
       Accumulated deficit                                                           (254,511)          (1,282,201)
                                                                                 ------------          -----------

             Total stockholders' equity                                             3,900,794            2,862,348
                                                                                 ------------          -----------
      Total liabilities and stockholders' equity                                 $  6,233,572          $ 5,934,646
                                                                                 ============          ===========

The accompanying notes are an integral part of the financial statements

TEL-INSTRUMENT ELECTRONICS CORP.
Statements of Operations

                                                                  For the years ended March 31,
                                                            2002               2001              2000
                                                            ----               ----              ----
Sales - commercial, net                                  $1,981,298         $3,033,281        $1,957,859
Sales - government, net                                   7,749,783          4,475,620         3,172,923
                                                         ----------         ----------        ----------

              Total Sales                                 9,731,081          7,508,901         5,130,782

Cost of sales                                             4,684,147          3,704,572         2,489,769
                                                         ----------         ----------        ----------

              Gross margin                                5,046,934          3,804,329         2,641,013

Operating expenses:
  Selling, general and administrative                     1,858,843          1,622,881         1,165,844
  Engineering, research and development                   1,521,219          1,047,305         1,051,833
                                                         ----------         ----------        ----------

              Total operating expenses                    3,380,062          2,670,186         2,217,677
                                                         ----------         ----------        ----------

                 Income from operations                   1,666,872          1,134,143           423,336

Other income/(expense):
              Interest income                                15,103             23,877             9,682
              Interest expense                              (52,361)           (78,478)          (37,136)
              Interest  expense -  related parties          (43,925)           (40,425)          (36,924)
                                                         ----------         ----------        ----------

Income before income taxes                                1,585,689          1,039,117           358,958

Income tax expense (benefit)                                557,999           (295,888)         (241,595)
                                                         ----------         ----------        ----------

   Net income                                            $1,027,690         $1,335,005        $  600,553
                                                         ==========         ==========        ==========

Income per common share:
              Basic                                      $     0.48         $     0.63        $     0.28
                                                         ==========         ==========        ==========
              Diluted                                    $     0.48         $     0.63        $     0.28
                                                         ==========         ==========        ==========

Weighted average number of shares outstanding
          Basic                                           2,127,782          2,115,134         2,110,983
                                                         ==========         ==========        ==========
          Diluted                                         2,159,986          2,117,686         2,146,402
                                                         ==========         ==========        ==========

The accompanying notes are an integral part of the financial statements.

TEL-INSTRUMENT ELECTRONICS CORP.
Statements Of Changes In Stockholders' Equity

                                                         Common Stock                Additional
                                               Number of Shares                        Paid-In      Accumulated
                                            Authorized     Issued       Amount         Capital        Deficit        Total
                                            ----------     ------       ------         -------        -------        -----
Balances at April 1, 1999                    4,000,000    2,109,957    $210,998      $3,925,854     $(3,217,759)   $  919,093

Net income                                                                                              600,553       600,553
Issuance of common stock in connection
 with the exercise of stock options                           3,333         334           2,067                         2,401
                                             ---------    ---------    --------      ----------     -----------    ----------
Balances at March 31, 2000                   4,000,000    2,113,290    $211,332      $3,927,921     $(2,617,206)   $1,522,047

Net income                                                                                            1,335,005     1,335,005
Issuance of common stock in connection
 with the exercise of  stock options                         11,061       1,106           4,190                         5,296
                                             ---------    ---------    --------      ----------     -----------    ----------

Balances at March 31, 2001                   4,000,000    2,124,351    $212,438      $3,932,111     $(1,282,201)   $2,862,348

Net income                                                                                            1,027,690     1,027,690
Issuance of common stock upon conversion
 of convertible subordinated note                             5,000         500           7,000                         7,500
Issuance of common stock in connection
 with the exercise of stock options                           4,000         400           2,856                         3,256
                                             ---------    ---------    --------      ----------     -----------    ----------

Balances at March 31, 2002                   4,000,000    2,133,351    $213,338      $3,941,967     $ (254,511)    $3,900,794
                                             =========    =========    ========      ==========     ==========     ==========

The accompanying notes are an integral part of the financial statements.

TEL-INSTRUMENT ELECTRONICS CORP.

Statements Of Cash Flows

                                                                                For the years ended March 31,
                                                                             2002            2001          2000
                                                                         -----------      ---------     ---------
Cash flows from operating activities:
    Net income                                                            $1,027,690     $1,335,005      $600,553
    Adjustments to reconcile net income to cash
       provided by (used in) operating activities:
          Deferred income taxes                                              462,599       (393,500)     (241,595)
          Depreciation and amortization                                      210,489        129,887        70,303
          Provision for losses on accounts receivable                         25,000             --        (3,987)
          Provision for inventory obsolescence                                12,517         28,672        14,504
          Changes in assets and liabilities:
            Decrease (increase) in accounts receivable                       301,534      (164,958)      (456,717)
            Increase in inventories                                         (142,549)      (893,435)     (787,689)
            (Increase) decrease in prepaid expenses and other assets         (21,837)        10,726       (21,545)
            (Decrease) increase in accounts payable                         (730,047)       195,310       444,428
            (Decrease) increase in taxes payable                             (25,859)        63,215            --
            Increase in deferred revenues, and other
                     accrued expenses                                        259,029        414,942       284,970
                                                                         -----------      ---------     ---------
            Net cash provided by (used in) operating
                     Activities                                            1,378,566        725,864      (96,775)
                                                                         -----------      ---------     ---------
Cash flows from investing activities:
   Additions to office and manufacturing equipment                          (238,603)      (396,057)     (125,948)
   Increase in cash surrender value of life insurance                        (24,083)        (5,000)      (24,494)
                                                                         -----------      ---------     ---------

            Net cash used in investing activities                          (262,686)      (401,057)     (150,442)
                                                                         -----------      ---------     ---------
Cash flows from financing activities:
   Proceeds from loan on insurance policy                                         --             --       129,456
   Proceeds from exercise of warrants and options                              3,256          5,296         2,401
   Proceeds from drawing on line of credit                                        --             --       250,000
   Repayment of line of credit                                              (250,000)            --            --
   Repayment of capitalized lease obligations                               (104,383)       (69,501)      (32,421)
                                                                         -----------      ---------     ---------

            Net cash (used in) provided by financing activities             (351,127)       (64,205)      349,436
                                                                         -----------      ---------     ---------

Net increase in cash and cash equivalents                                    764,753        260,602       102,219

Cash and cash equivalents, beginning of year                                 433,438        172,836        70,617
                                                                         -----------      ---------     ---------

Cash and cash equivalents, end of year                                   $ 1,198,191      $ 433,438     $ 172,836
                                                                         ===========      =========     =========
Supplemental information:
   Taxes paid                                                            $   140,314      $  34,157     $      --
                                                                         ===========      =========     =========
   Interest paid                                                            $ 69,757       $ 80,730      $ 68,744
                                                                         ===========      =========     =========
   Assets acquired through capitalized leases                               $119,240       $ 57,614      $164,326
                                                                         ===========      =========     =========

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

2.    Summary of Significant Accounting Policies

      Revenue Recognition:

      Revenues are recognized at the time of shipment to, or acceptance by customer provided title and risk of loss is transferred to the customer. Provisions, when appropriate, are made where the right to return exists. Revenues under service contracts are recognized when the services are performed.

      The Company recognizes revenue in accordance with Staff Accounting Bulletin No. 101, "Revenue Recognition Financial Statements" (SAB101). SAB101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. The adoption of SAB101 did not have a material impact on its financial position or statement of operations. Shipping and handling costs charged to customers were not material.

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

TEL-INSTRUMENT ELECTRONICS CORP.

2.    Summary of Significant Accounting Policies (continued)

      Concentrations of Credit Risk:

      Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable. The Company's customer base is primarily comprised of airlines, distributors, and the U.S. Government. As of March 31, 2002, the Company believes it has no risk related to its concentration within its accounts receivable. (See Note 12 to Financial Statements).

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

      Office and Manufacturing Equipment:

      Office and manufacturing equipment are stated at cost. Depreciation and amortization is provided on a straight-line basis over periods ranging from 3 to 8 years.

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

      Engineering, Research and Development Costs:

      Engineering, research and development costs are expensed as incurred.

      Income Per Common Share:

      The Company's basic income per share is based on net income for the relevant period, divided by the weighted-average number of common shares outstanding during the period. Diluted income per share is based on net income for the relevant period, divided by the weighted average number of common shares outstanding during the period, including common share equivalents, such as outstanding stock options and warrants using the treasury stock method.

TEL-INSTRUMENT ELECTRONICS CORP.

2.    Summary of Significant Accounting Policies (continued)

      Accounting for Income Taxes:

      Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using enacted tax rates and laws that will be in effect when such differences are expected to reverse. The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance for any tax benefit which is not more likely than not to be realized. The effect on deferred tax assets and liabilities of a change in tax rate is recognized in the period that such tax rate changes are enacted.

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

      Long-Lived Assets To Be Disposed Of:

      In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The standard provides accounting and reporting requirements for the impairment of all long-lived assets (including discontinued operations) and it also extends the reporting requirements for discontinued operations of APB 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," to all components of an entity. The primary purpose of SFAS No. 144 is to establish guidelines to create a consistent accounting model for the impairment of long-lived assets to be disposed of and to clarify some implementation issues of SFAS No. 121. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001.

TEL-INSTRUMENT ELECTRONICS CORP.

2.    Summary of Significant Accounting Policies (continued)

      Comprehensive Income

      SFAS No.130 "Reporting Comprehensive Income," SFAS No. 130 establishes standards of reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general purpose financial statements. SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

      Business Combinations

      In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations." This statement addresses financial accounting and reporting for business combinations. All business combinations in the scope of this statement are to be accounted for using only the purchase method. The provisions of this statement apply to all business combinations initiated after June 30, 2001 and those accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later. The adoption of SFAS 141 has had no impact on the Company's financial statements.

      Goodwill and Other Intangibles

      In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangibles". This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets. It addresses how intangible assets that are acquired individually or with a group of other assets, but not those acquired in a business combination, should be accounted for in financial statements upon their acquisition. This statement also addresses how goodwill and other intangibles should be accounted for after they have been initially recognized in the financial statements. The provisions of this statement are to be applied starting with fiscal years beginning after December 15, 2001. In addition, goodwill and intangible assets acquired after June 30, 2001 will be subject immediately to the non-amortization and amortization provisions of this statement. The adoption of SFAS 142 has had no impact on the Company's financial statements.

      Accounting for Asset Retirement Obligations

      In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This standard requires that obligations associated with the retirement of a tangible long-lived asset be recorded as a liability when those obligations are incurred, with the amount of the liability initially measured at fair value. Upon initially recognizing a liability for an asset retirement obligation, an entity must capitalize the

TEL-INSTRUMENT ELECTRONICS CORP.

2.    Summary of Significant Accounting Policies (continued)

      Accounting for Asset Retirement Obligations (continued)

      cost by recognizing an increase in the carrying amount of the related long-lived asset. Over time, this liability is accreted to its present value, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The provisions of this statement will be effective for financial statements issued for fiscal years beginning after June 15, 2002. We do not expect that the adoption of this statement will have a material impact on our results of operations, financial position or cash flows.

      Segments:

      The Company adopted SFAS No. 131 ("SFAS 131") "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 supersedes FAS 14, Financial Reporting for Segments of a Business Enterprise, replacing the "industry segment" approach with the "management" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. SFAS 131 also requires disclosure about products and services, geographical areas, and major customers. The adoption of SFAS 131 did not affect the Company's result of operations or financial position, but did affect the disclosure of segment information (see Note 14 to Financial Statements).

      Use of Estimates:

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires that management make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The most significant estimates include income taxes, warranty claims, inventory and accounts receivable valuations.

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

TEL-INSTRUMENT ELECTRONICS CORP.

3.    Accounts Receivable

      The following table sets forth the components of accounts receivable:

                                                        March 31,
                                                   2002           2001
                                                   ----           ----

      Government                               $   735,757    $   883,767
      Commercial                                   238,690        392,214
      Less: Allowance for doubtful accounts        (36,598)       (11,598)
                                               -----------    -----------

                                               $   937,849    $ 1,264,383
                                               ===========    ===========

4.    Inventories

      Inventories consist of:

                                                       March 31,
                                                  2002            2001
                                                  ----            ----

      Purchased parts                         $   913,917     $ 1,072,191
      Work-in-process                           1,584,701       1,352,252
      Finished  goods                              68,375              --
      Less: Reserve for obsolescence              (85,313)        (72,795)
                                              -----------     -----------

                                              $ 2,481,680     $ 2,351,648
                                              ===========     ===========

      Work-in-process   inventory   includes   $1,390,960   and  $1,102,205  for
      government Contract contracts at March 31, 2002 and 2001, respectively.

5.    Office and Manufacturing Equipment

      Office and manufacturing equipment consists of the following:

                                                        March 31,
                                                  2002            2001
                                                  -----           ----

      Leasehold Improvements                   $   328,372    $   312,583
      Machinery and equipment                      900,710        749,598
      Automobiles                                   16,514             --
      Sales equipment                              239,041        183,853
      Assets under capitalized leases              367,623        248,383
      Less: Accumulated depreciation and
              Amortization                      (1,030,250)      (819,761)
                                               -----------    -----------

                                               $   822,010    $   674,656
                                               ===========    ===========

TEL-INSTRUMENT ELECTRONICS CORP.

6.    Accrued Expenses

      Accrued  payroll,   vacation  pay  and  deferred  wages  consists  of  the
      following:

                                                      March 31,
                                               ---------------------
                                                 2002         2001
                                               --------     --------

      Accrued profit sharing                   $223,876     $334,626
      Accrued vacation pay                      123,432      113,437
      Accrued salary and payroll taxes           52,129       47,266
      Deferred salary and wages and interest         --       40,521
                                               --------     --------

                                               $399,437     $535,850
                                               ========     ========

      Other accrued expenses of $497,858 and $305,286 at March 31, 2002 and 2001, respectively, consist primarily of interest, professional service costs for legal, accounting, and independent sales representative commissions, and of product related costs, such as warranty.

7.    Line of Credit

      The Company has a line of credit of $1,000,000, maturing on August 30, 2002. Interest is payable monthly at an annual interest rate of half of one percent (0.5%) above the lender's prevailing base rate. The Company's interest rate was 5.25% and 8% at March 31, 2002 and 2001, respectively. The line is collateralized by substantially all of the assets of the Company. The credit facility requires the Company to maintain certain financial covenants. As of March 31, 2002, the Company was in compliance with all financial covenants and had no outstanding borrowings. At March 31, 2001, the Company had an outstanding balance of $250,000.

TEL-INSTRUMENT ELECTRONICS CORP.

8.    Capitalized Lease Obligations

      The Company has entered into lease commitments for equipment that meet the requirements for capitalization. The equipment has been capitalized and shown in office and manufacturing equipment in the accompanying balance sheets. The related obligations are also recorded in the accompanying balance sheets and are based upon the present value of the future minimum lease payments with interest rates ranging from 9% to 18%. The net book value of equipment acquired under capitalized lease obligations amounted to $236,387 and $177,133 respectively, at March 31, 2002 and 2001. As of March 31, 2002 and 2001, accumulated amortization under capital leases were $131,236 and $71,250, respectively.

      Commitments under these leases for the years subsequent to March 31, 2002 are as follows:


                                                      2003      $ 129,318
                                                      2004         57,545
                                                      2005         33,040
                                                                ---------

      Total minimum lease payments                                219,903
      Less amounts representing interest                          (58,875)
                                                                ---------
      Present value of net minimum lease payments                 161,028
      Less current portion                                       (108,845)
                                                                ---------
      Long-term capital lease obligation                        $  52,183
                                                                =========

TEL-INSTRUMENT ELECTRONICS CORP.

9.    Income Taxes

      Income tax expense (benefit):

                                           March 31,    March 31,    March 31,
                                             2002         2001         2000
                                           ---------    ---------    ---------
      Current:
             Federal                       $  (1,695)   $  38,955    $      --

             State and Local                  96,441       59,155           --
                                           ---------    ---------    ---------

             Total Current Tax Provision   $  94,746    $  98,110    $      --
                                           =========    =========    =========

      Deferred:
             Federal                       $ 457,241    $(397,998)   $(220,595)

             State and Local                   6,012        4,000      (21,000)
                                           ---------    ---------    ---------

      Total Expense (Benefit)              $ 557,999    $(295,888)   $(241,595)
                                           =========    =========    =========

      The components of the Company's deferred taxes at March 31, 2002 and 2001 are as follows:

                                                March 31,    March 31,
                                                  2002         2001
                                               ----------   ----------
      Deferred tax assets:
         AMT carryforwards and credits         $  252,000   $  685,000
         Asset reserves                            49,000       34,000
         Deferred wages and accrued interest      189,000      250,000
         Provision for estimated expenses         179,000      163,000
                                               ----------   ----------

      Total deferred tax asset                 $  669,000   $1,132,000
                                               ==========   ==========

      As of March 31, 2002, the Company has no Federal tax net operating loss carryforwards. The recognized deferred tax asset is based upon the expected utilization of its benefit from the reversal of tax asset temporary differences.

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

      A reconciliation of the income tax expense at the statutory Federal tax rate of 34% to the income tax expense recognized in the financial statements is as follows:

                                                          March 31
                                               ------------------------------
                                               2002         2001         2000
                                               ----         ----         ----

Income tax expense - statutory rate         $ 539,134    $ 353,300    $ 122,403
Income tax expenses - state and local,
  net of federal benefit                       67,619       41,682      (13,860)
Change in valuation allowance                      --     (724,901)    (320,595)
Federal income tax credit                     (30,000)     (16,000)     (30,000)
Other                                         (18,754)      50,031          457
                                            ---------    ---------    ---------

Income tax provision (benefit)                557,999    $(295,888)   $(241,595)
                                            =========    =========    =========

10.   Related Party Transactions

      On March 31, 1997, the Company's Chairman/President renegotiated the terms of the non-current note payable-related party. This note, along with $250,000 of other accrued expenses due to the Company's Chairman/President, were converted into seven $50,000 convertible subordinated notes (the "Notes") totaling $350,000. The Notes are due in consecutive years beginning March 31, 1999 with the last note due March 31, 2005. In April 2002, Notes, which were scheduled to mature through March 31, 2002, were extended to September 30, 2002. The Notes bear interest at a rate of 10% per annum, payable semi-annually on the last day of September and March of each year. The Company is required to prepay the outstanding balance of the Notes and any accrued interest thereon, if the Company sells all or substantially all of its assets. The Notes can be converted into newly issued common shares of the Company at the conversion price of $2.50 per share. The conversion prices shall be adjusted for any stock dividends, stock issuances or capital reorganizations. The Notes may be redeemed by the Company prior to maturity upon giving written notice of not less than 30 days or more than 60 days at a redemption price equal to 120% of the principal if redeemed two years or more prior to the maturity date or 110% of the principal if redeemed more than one year, but less than two years prior to the maturity date.

TEL-INSTRUMENT ELECTRONICS CORP.

10.   Related Party Transactions (Continued)

      Accrued payroll, vacation pay and deferred wages and related interest includes $41,450 and $72,461 at March 31, 2002 and 2001, respectively, which is due to officers of the Company.

      Accrued  expenses-related  parties  includes (a) interest and professional fees of approximately $19,000 and $90,000 due to a non-employee officer/stockholder of the Company at March 31, 2002 and 2001, respectively; (b) professional fees of approximately $9,000 and $4,000 to a director/stockholder of the Company at March 31, 2002 and 2001 respectively; (c) $121,000 and $103,000 respectively at March 31, 2002 and 2001 for interest and other expenses due to the Company's Chairman/President. Tel has obtained professional services from a non-employee officer/stockholder with the related fees amounting to $66,834, $57,966, and $46,164 for the years ended March 31, 2002, 2001, and 2000, respectively. Additionally, Tel obtained professional services from a director/stockholder with the related fees amounting to $88,300, $77,500, and $84,000 for fiscal years 2002, 2001, and 2000, respectively.

      The Company's $30,000 convertible subordinated note-related party matured on March 31, 1997. The Company renegotiated such note and satisfied $15,000 of this obligation. In March 2002 the holder of this note converted $7,500 into common stock and extended the maturity date of the remaining $7,500 until March 31, 2003. This note accrues interest semi-annually at a rate of 7%. The subordinate note is for past professional fees and services to an officer/stockholder of the Company. The notes are convertible to common stock at the option of the holder at $1.50 per share, at any time prior to maturity.

11.   Commitments and Contingencies

      The Company rents its office space and manufacturing facility under a lease agreement. In March 2001, the Company expanded its facility by leasing the entire building, thereby increasing its facility to 19,564 square feet from 11,164. The new lease expires in February 2011. Under terms of the lease, the Company pays all real estate taxes and utility costs for the premises.

      In addition, the Company has an agreement to lease equipment for use in the operations of the business under operating leases.

      The following is a schedule of future minimum rental payments for operating leases for the five years subsequent to the year ended March 31, 2002.

                     2003                        $128,843
                     2004                         130,935
                     2005                         132,165
                     2006                         134,652
                     2007                         138,694
                     2008 and thereafter          584,287

TEL-INSTRUMENT ELECTRONICS CORP.

11.   Commitments and Contingencies (continued)

      Total rent expense, including real estate taxes, was approximately $159,000, $97,000, and $101,000 for the years ended March 31, 2002, 2001 and 2000, respectively.

12.   Significant Customer Concentrations

      For the fiscal year ended March 31, 2001, one customer represented 12% of total sales or 29% of commercial sales. This customer did not represent over 10% of sales for fiscal years 2002 and 2000. For the fiscal year ended March 31, 2000, one customer represented over 12% of total sales which included commercial sales of approximately $35,000 and government sales of $587,000. This customer did not represent over 10% of sales for either fiscal year 2002 or 2001. As of March 31, 2002, two individual account balances represented 20% and 17% of the Company's outstanding accounts receivable. As of March 31, 2001, two individual account balances represent 16% and 10% of the Company's accounts receivable. Receivables from the U.S. Government, including unbilled revenues, represented approximately 39% and 28%, respectively, of total receivables for the fiscal years ended March 31, 2002 and 2001.

13.   Stock Option Plan

      A summary of the status of the Company's stock option plans for the fiscal years 2002, 2001, and 2000 and changes during the years are presented below: (in number of options):

                                                    March 31,
                                         --------------------------------
                                           2002        2001        2000
                                         --------    --------    --------
      Held at beginning of year            82,650      85,311      45,344
      Granted                              94,900       8,400      61,800
      Exercised                            (4,000)    (11,061)     (3,333)
      Canceled or expired                  (7,850)         --     (18,500)
                                         --------    --------    --------

      Held at end of year                 165,700      82,650      85,311
                                         ========    ========    ========

TEL-INSTRUMENT ELECTRONICS CORP.

13.   Stock Option Plan (Continued)

      As of March 31, 2002, the Company had the following options outstanding:

       Number of                   Weighted Average
        Options      Exercise          Remaining           Options Exercisable
      Outstanding     Price       Contract Life (years)     At March 31, 2002
      -----------    --------     ---------------------    -------------------
         5,000       $2.3750             1.2                     5,000
         8,400        2.2800             3.6                     1,680
        25,400        2.0900             4.7                        --
        20,000        1.8500             4.2                     4,000
        11,400        1.8400             2.7                     4,560
        45,250        1.8000             4.2                     9,050
         3,200        1.6600             2.2                     1,600
        42,650        1.5265             2.7                    17,060
         2,000        1.3750             1.0                     2,000
         2,400        1.2500             0.1                     2,400
       -------                                                  ------
       165,700                                                  47,350
       =======                                                  ======

      For the years ended March 31, 2002, 2001, and 2000,  47,350,  22,720,  and
      19,151,   respectively,   of  options  were   outstanding,   vested,   and
      exercisable.

      The per share weighted-average fair value of stock options granted for the years 2002, 2001, and 2000 were $1.67, $2.02, and $1.43, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: expected dividend yield of 0.0%, risk-free interest rate of 5%, volatility factor of 135%, and an expected life of 5 years. The Company applies Accounting Principles Board Opinion No. 25 in accounting for its stock options and, accordingly, no compensation expense has been recognized for its stock options in the accompanying financial statements. Had the Company determined compensation cost based on the fair market value at the grant date for its stock options under SFAS No. 123, the Company's net income would not have been materially affected. The pro forma amounts are indicated below:

                                              2002         2001         2000
                                              ----         ----         ----
Net income  - as reported                  $1,027,690   $1,335,005   $600,553
Net income - pro forma                        972,374    1,308,005    583,899

Basic earnings per share - as reported           0.48         0.63       0.28
Basic earnings per share - pro forma             0.46         0.62       0.28

Diluted earnings per share - as reported         0.48         0.63       0.28
Diluted earnings  per share - pro forma          0.45         0.62       0.27

TEL-INSTRUMENT ELECTRONICS CORP.

13.   Stock Option Plan (Continued)

      In June 1998, the Board of Directors of the Company adopted a new 1998 Stock Option Plan ("the Plan") which reserves for issuance up to 250,000 shares of its Common Stock. The Plan, which has a term of ten years from the date of adoption is administered by the Board of Directors or by a committee appointed by the Board of Directors. The selection of participants, allotment of shares, and other conditions related to the purchase of options is determined by the Board of Directors. Options granted under the Plan are exercisable up to a period of 5 years from the date of grant at an exercisable price which is not less than the fair market value of the common stock at the date of grant, except to a shareholder owning 10% or more of the outstanding common stock of the Company, at which the exercise price may not be less than 110% of the fair value of the common stock at the date of grant. At March 31, 2002, 126,350 options for common stock are available for future grant.

14.   Segment Information

      In 1999, the Company adopted SFAS 131. Information has been presented for the Company's two reportable segments, government and commercial.

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

TEL-INSTRUMENT ELECTRONICS CORP.

14.   Segment Information (Continued)

      The table below presents information about reportable segments for the years ending March 31:

2002
----
                                                         Corporate/
                                                         Reconciling
                               Government   Commercial   Items           Total
                               ----------   ----------   ----------   ----------
Revenues                       $7,749,783   $1,981,298   $       --   $9,731,081
Cost of Sales                   3,745,720      938,427           --    4,684,147
                               ----------   ----------   ----------   ----------

Gross Margin                   $4,004,063   $1,042,871   $             5,046,934
                               ----------   ----------   ----------

Engineering, research,
 and development                                          1,521,219    1,521,219
Selling, general, and
 administrative                                           1,858,843    1,858,843

Interest expense, net                                        81,183       81,183
                                                                      ----------

Income before income taxes                                            $1,585,689
                                                                      ==========

Segment Assets                 $2,126,717   $  395,833   $3,461,245   $6,233,572
                               ==========   ==========   ==========   ==========

2001
----
                                                         Corporate/
                                                         Reconciling
                               Government   Commercial   Items           Total
                               ----------   ----------   ----------   ----------
Revenues                       $4,475,620   $3,033,281   $       --   $7,508,901
Cost of Sales                   2,274,152    1,430,420           --    3,704,572
                               ----------   ----------   ----------   ----------

Gross Margin                   $2,201,468   $1,602,861   $       --   $3,804,329
                               ----------   ----------   ----------

Engineering, research,
 and development                                          1,047,305    1,047,305
Selling, general, and
 administrative                                           1,622,881    1,622,881

Interest expense, net                                        95,026       95,026
                                                                      ----------

Income before income taxes                                            $1,039,117
                                                                      ==========

Segment Assets                 $1,985,972   $  630,663   $3,318,011   $5,934,646
                               ==========   ==========   ==========   ==========

2000
----
                                                         Corporate/
                                                         Reconciling
                               Government   Commercial   Items           Total
                               ----------   ----------   ----------   ----------
Revenues                       $3,172,923   $1,957,859   $       --   $5,130,782
Cost of Sales                   1,596,453      893,316           --    2,489,769
                               ----------   ----------   ----------   ----------

Gross Margin                   $1,576,470   $1,064,543   $       --    2,641,013
                               ----------   ----------   ----------

Engineering, research,
 and development                                          1,051,833    1,051,833

Selling, general, and
 administrative                                           1,165,844    1,165,844

Interest expense, net                                        64,378       64,378
                                                                      ----------

Income before income taxes                                            $  358,958
                                                                      ==========

Segment Assets                 $1,163,321   $  545,928   $2,223,516   $3,932,765
                               ==========   ==========   ==========   ==========

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

      Foreign sales are based on the country in which the customer is located. Foreign sales were approximately $1,007,000, $1,717,000, and $1,581,000 for the years ended March 31, 2002, 2001, and 2000, respectively. All other sales were to customers located in the U.S.

      For the fiscal year ended March 31, 2000, one domestic commercial customer accounted for approximately 11% of total commercial sales. One domestic distributor accounted for 19%, 20% and 10% of commercial sales for the years ended March 31, 2002, 2001, and 2000, respectively. No end user customer accounted for more than 10% of commercial sales for these years. Foreign commercial sales were 17%, 20%, and 19% of total commercial sales for the years ended March 31, 2001, 2000, and 1999, respectively. Sales to an international distributor accounted for approximately 12% of total sales in fiscal year 2000. For the fiscal years ended March 31, 2002 and 2001, sales to these distributors did not exceed 10% of total sales.

      Sales to the U.S. Government were approximately $6,128,000, $2,527,000, and $912,000 for the years ended March 31, 2002, 2001, and 2000, respectively.

TEL-INSTRUMENT ELECTRONICS CORP.

Schedule II - Valuation and Qualifying Accounts

                              Balance at   Charged to
                              Beginning    Costs and               Balance at
Description                   of Period    Expenses   Deductions   End of Period

Year ended March 31, 2002:
    Allowance for doubtful
       accounts               $ 11,598     $ 25,000    $    --       $ 36,598
                              ========     ========    =======       ========

    Allowance for obsolete
       inventory              $ 72,795     $ 95,000    $82,482(1)    $ 85,313
                              ========     ========    =======       ========

Year ended March 31, 2001:
    Allowance for doubtful
       accounts               $ 11,598     $     --    $    --       $ 11,598
                              ========     ========    =======       ========

    Allowance for obsolete
       inventory              $ 44,124     $ 63,000    $34,329(1)    $ 72,795
                              ========     ========    =======       ========


Year ended March 31, 2000:
    Allowance for doubtful
       accounts               $ 15,585     $ (3,987)   $    --       $ 11,598
                              ========     ========    =======       ========

    Allowance for obsolete
        inventory             $ 29,620     $ 20,500    $ 5,996(1)    $ 44,124
                              ========     ========    =======       ========


(1)   Amounts represent disposals of obsolete inventory.

TEL-INSTRUMENT ELECTRONICS CORP.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

                                                                     Year First
                                                                     Elected a
Name (age)                Position                                    Director
----------                --------                                    --------

Harold K. Fletcher (1)    Chairman of the Board,                        1982
  (77)                    President and Chief
                          Executive Officer since
                          1982.

George J. Leon            Director; Investment                          1986
  (58)                    Manager and beneficiary of
                          the George Leon Family Trust
                          (investments) since 1986.

Robert J. Melnick         Director and Chief Operating Officer          1998
  (67)                    and Vice President since 1999;
                          Marketing and Management Consultant
                          for the Company since 1991.

Jeff C. O'Hara (1)        Director; Financial Consultant from           1998
  (44)                    2001, Chief Financial Officer
                          from  1999-2000 of
                          Alarm Security
                          Group; Financial
                          Consultant from 1996 to
                          1998.

Robert H. Walker          Director; Retired Executive Vice              1984
  (66)                    President, Robotic Vision
                          Systems, Inc. (design and
                          manufacture of robotic
                          vision systems),
                          1983-1998.

(1)   Mr. O'Hara is the son-in-law of Mr. Fletcher

TEL-INSTRUMENT ELECTRONICS CORP.

      Officers
      --------
      Donald S. Bab               Secretary and General Counsel since 1982.

      Richard J. Wixson           Vice President and Director of
                                  Manufacturing, employed by Tel in his present capacity since 1987.

Item 11. Executive Compensation

         The following table and accompanying notes set forth information concerning compensation for the fiscal years ended March 31, 2002, 2001, and 2000.

                                                         Stock       (1)Other
Name and Principal Position       Year       Salary     Options     Compensation
--------------------------------------------------------------------------------
Harold K. Fletcher                2002      $140,000                  $24,000
Chairman of Board                 2001       130,000                  $22,400
President and Chief               2000       130,000                  $11,700
Executive Officer

(1) Represents bonus based on the Company's profitability. Fiscal year 2002 bonus is estimated. See Note 10 of Notes to the Financial Statements.

TEL-INSTRUMENT ELECTRONICS CORP.

Item 12. Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth certain information known to the Company with respect to the beneficial ownership as of March 31, 2002, by (i) all persons who are beneficial owners of five percent (5%) or more of the Company's Common Stock, (ii) each director and nominee, (iii) the Named Executive Officers, and (iv) all current directors and executive officers as a group.

                                         Number of Shares         Percentage
Name and Address                         Beneficially Owned      of Class (1)
----------------                         ------------------      ------------
5% Holders
----------

Fairview Cemetery                           139,545(9)              6.5%
Rice Family                                 137,000(9)              6.4%
Henry Partners LP                           121,000(9)              5.7%

Named Directors and Officers
----------------------------

Harold K. Fletcher, Director                496,102(2)             23.2%
728 Garden Street
Carlstadt, New Jersey 07072

George J. Leon, Director                    310,187(3)             14.5%
116 Glenview
Toronto, Ontario
Canada M4R1P8

Robert J. Melnick, Director                  28,040(4)              1.3%
57 Huntington Road
Basking Ridge, New Jersey 07920

Jeff C. O'Hara, Director                    106,540(5)              5.0%
853 Turnbridge Circle
Naperville, IL 60540

Robert H. Walker, Director                   29,863(6)              1.4%
27 Vantage Court
Port Jefferson, NY 11777

Donald S. Bab, Secretary                     73,194(7)              3.4%
330 Madison Avenue
New York, New York 10017

All Officers and Directors                1,089,726(8)             50.6%
as a Group (7 persons)

(1) The class includes 2,135,751 shares outstanding. The common stock deemed to be owned which is not outstanding but subject to currently exercisable options

TEL-INSTRUMENT ELECTRONICS CORP.

Item 12. Security Ownership of Certain Beneficial Owners and Management (Continued)

      held by the individual named is deemed to be outstanding for the purpose of determining the percentage of all outstanding stock owned.

(2) Includes 24,681 shares owned by Mr. Fletcher's wife, 4,254 shares owned by his son, 261,295 owned by a family partnership in which Mr. Fletcher is a partner. Mr. Fletcher disclaims beneficial ownership of the shares owned by his wife and son and by the partnership.

(3) Includes 300,267 shares owned by the George Leon Family Trust, of which Mr. Leon is trustee and a beneficiary, and 2,120 shares subject to currently exercisable stock option. Mr. Leon disclaims beneficial ownership of the shares owned by the trust.

(4)   Includes 8,040 shares subject to currently exercisable stock options

(5)   Includes 1,040 shares subject to currently exercisable stock options.

(6)   Includes 3,680 shares subject to currently exercisable stock options.

(7) Includes 2,560 shares subject to currently exercisable stock options. Mr. Bab also has a convertible debenture in the amount of $7,500 that is convertible into common stock at $1.50 per share.

(8) Includes 14,880 shares subject to currently exercisable options held by all executive offices and directors of the Company (including those individually named above).

(9) The Company is exempt from the shareholder reporting requirements of the Securities Exchange Act of 1934, and therefore, these totals are Company estimates.

Item 13. Certain Relationships and Related Transactions

         The disclosures required by this item are contained in Note 10 to the Notes Financial Statements included on pages 31 and 32 of this document.

TEL-INSTRUMENT ELECTRONICS CORP.

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

      a.)   The following  documents  are filed as a part of this report:

                                                                           Pages
                                                                           -----
            (1)   Financial Statements:

                  Report of Independent Accountants                          17

                  Balance Sheets - March 31, 2002 and 2001                   18

                  Statements of Operations - Years Ended                     19
                  March 31, 2002, 2001 and 2000

                  Statements of Changes in Stockholders'                     20
                  Equity - Years Ended March 31, 2002,
                  2001 and 2000

                  Statements of Cash Flows - Years Ended                     21
                  March 31, 2002, 2001 and 2000

                  Notes to Financial Statements                           22-37

            (2)   Financial Statement Schedule                            38
                    II - Valuation and Qualifying Accounts

            (3) Agreement with Semaphore Capital Advisors dated November 28, 2001 and amendment dated as of June 1, 2002.

            (4) 10% convertible subordinated note between Registrant and Harold K. Fletcher.

            (5)   1998 stock option plan and option agreement.

      b.) Report on Form 8-K regarding transcript of an interview of the Company's President on CEOcast was submitted on March 25, 2002 under
            Item 9.


      c.) Exhibits identified in parentheses below on file with the Securities and Exchange Commission, are incorporated herein by reference as exhibits hereto.

            *     (3.1)  Tel-Instrument   Electronics   Corp.'s  Certificate  of
                         Incorporation, as amended.

            *     (3.2)  Tel-Instrument Electronics Corp.'s By-Laws, as amended.

TEL-INSTRUMENT ELECTRONICS CORP.

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K


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

            *     (4.2) Specimen   of     Tel-Instrument   Electronics   Corp.'s
                        Convertible Preferred Stock Certificate.

                 (10.1) 7%, $30,000  Convertible  Subordinated  Note dated March
                        31, 1992 between Registrant and Donald S. Bab.

                 (10.2) Distributor   Agreement   with   Muirhead   Avionics   &
                        Accessories Ltd.

                 (10.3) Naval Air Warfare Center Aircraft  Division Contract No.
                        N68335-97-D-0060

                 (10.4) Lease dated March 1, 2001 by and between  Registrant and
                        210 Garibaldi Group.

*     Incorporated by reference to Registration 33-18978 dated November 7, 1988.

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

                        TEL-INSTRUMENT ELECTRONICS CORP.

                                  (Registrant)

Dated: July 10, 2002                             By:  /s/ Harold K. Fletcher
                                                      ----------------------
                                                      President and Director
                                                      (Principal Executive
                                                      Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated and by signature hereto.

Signature                                    Title                     Date
---------                                    -----                     ----

/s/  Harold K. Fletcher                     Director               July 10, 2002
---------------------------
/s/  Harold K. Fletcher

/s/  Joseph P. Macaluso           Principal Accounting Officer     July 10, 2002
---------------------------
/s/  Joseph P. Macaluso

/s/  George J. Leon                         Director               July 10, 2002
---------------------------
/s/  George J. Leon

/s/ Robert J. Melnick                       Director               July 10, 2002
---------------------------
/s/ Robert J. Melnick

/s/ Jeff O'Hara                             Director               July 10, 2002
---------------------------
/s/ Jeff O'Hara

/s/  Robert H. Walker                       Director               July 10, 2002
---------------------------
/s/  Robert H. Walker

Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to
Section 12 of the Act.

No annual report to security holders covering the fiscal year ended March 31, 2002, except in the form set forth in this Form 10-K, has been prepared. No proxy statement, form of proxy, or other proxy soliciting material has been sent to shareholders with respect to any annual or other meeting of shareholders. No annual report or proxy material is contemplated.