Form 10-Q
period 2002-06-30
TEL INSTRUMENT ELECTRONICS CORP
filed 2002-08-14
CIK 96885

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 2002

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

2,135,751 shares of Common stock, $.10 par value as of August 8, 2002.

                     TEL-INSTRUMENT ELECTRONICS CORPORATION

                                TABLE OF CONTENTS

                                                                            PAGE

Item 1.     Financial Statements (Unaudited):

            Condensed Comparative Balance Sheets
            June 30, 2002 and March 31, 2002                                 1

            Condensed Comparative Statements of Operations -
            Three Months Ended June 30, 2002 and 2001                        2

            Condensed Comparative Statements of Cash Flows -
            Three Months Ended June 30, 2002 and 2001                        3

            Notes to Condensed Financial Statements                          4-5

Item 2.     Management's Discussion and Analysis of the Results of
            Operations and Financial Conditions                              6-9

            Part II - Other Information

Item 6.     Exhibits and Reports on Form 8-K                                 10

            SIGNATURES                                                       10

Item 1 - Financial Statements

                     TEL-INSTRUMENT ELECTRONICS CORPORATION
                      CONDENSED COMPARATIVE BALANCE SHEETS
                                   (Unaudited)

ASSETS                                         June 30, 2002     March 31, 2002
                                               -------------     --------------

Current assets:
   Cash and cash equivalents                    $  1,930,219      $  1,198,191
   Accounts receivable, net of allowance
     for doubtful accounts of $36,598 at
     June 30, 2002 and March 31, 2002              1,128,722           937,849
  Inventories, net                                 2,183,933         2,481,680
  Prepaid expenses and other current assets           44,831            47,956
  Deferred income tax benefit - current              611,310           669,000
                                                ------------      ------------
Total current assets                               5,899,015         5,334,676

Property, plant and equipment, net                   796,053           822,010
Other assets                                          73,743            76,886
                                                ------------      ------------
Total assets                                       6,768,811         6,233,572
                                                ============      ---=========

LIABILITIES & STOCKHOLDERS EQUITY

Current liabilities:
  Note payable - related party -
    current portion                                  250,000           250,000
  Convertible subordinated notes -
    related party                                      7,500             7,500
  Capitalized lease obligations -
    current portion                                   88,890           108,845
  Deferred revenues                                  574,907           518,103
  Accrued payroll, deferred wages,
    vacation pay and payroll taxes                   455,161           399,437
  Accounts payable and accrued expenses            1,098,016           896,710
                                                ------------      ------------
Total current liabilities                          2,474,474         2,180,595

Notes payable - related party -
  non-current portion                                100,000           100,000
Capitalized lease obligations -
  excluding current portion                           33,096            52,183
                                                ------------      ------------
Total liabilities                                  2,607,570         2,332,778

Stockholders' equity:
   Common stock                                      213,578           213,338
   Additional paid-in capital                      3,944,727         3,941,967
   Retained earnings (accumulated deficit)             2,936          (254,511)
                                                ------------      ------------

Total stockholders' equity                         4,161,241         3,900,794
                                                ------------      ------------

Total liabilities and stockholders' equity      $  6,768,811      $  6,233,572
                                                ============      ---=========

See accompanying notes to condensed financial statements

                     TEL-INSTRUMENT ELECTRONICS CORPORATION
                 CONDENSED COMPARATIVE STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                     Three Months Ended
                                             ---------------------------------

                                             June 30, 2002        June 30, 2001
                                             -------------        -------------

Sales - government                             $2,405,708         $  1,808,671
Sales - commercial                                444,025              753,018
                                               ----------         ------------
Total sales                                     2,849,733            2,561,689

Cost of sales                                   1,385,283            1,314,306
                                               ----------         ------------

Gross margin                                    1,464,450            1,247,383

Operating expenses:
  Selling, general and administrative             573,068              398,612
  Engineering, research and development           451,727              415,171
                                               ----------         ------------
Total operating expenses                        1,024,795              813,783
                                               ----------         ------------

Income from operations                            439,655              433,600

Other income (expense):
  Interest income                                   6,476                4,592
  Interest expense                                (17,408)             (18,612)
                                               ----------         ------------

Income before taxes                               428,723              419,580

Provision for income taxes                        171,276              170,880
                                               ----------         ------------

Net income                                        257,447              248,700
                                               ==========         ============

Basic and diluted income per common share      $     0.12         $       0.12
                                               ==========         ============

Dividends per share                                  None                 None

Weighted average shares outstanding
   Basic                                        2,135,151            2,125,251
   Diluted                                      2,161,770            2,162,197

See accompanying notes to condensed financial statements

                     TEL-INSTRUMENT ELECTRONICS CORPORATION
                 CONDENSED COMPARATIVE STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                      Three Months ended
                                                -----------------------------

                                                June 30, 2002   June 30, 2001
                                                -------------   -------------

Cash flows from operating activities:
Net income                                        $  257,447       $ 248,700
Adjustments to reconcile net income to net
    cash provided by operating activities:
       Deferred income taxes                          57,690         122,213
       Depreciation and amortization                  62,636          45,507

Changes in assets and liabilities:
    Increase in accounts receivable                 (190,873)        (32,562)
    Decrease (increase) in inventories               297,747        (122,373)
    Decrease (increase) in prepaid expenses
      & other current assets                           3,125         (33,374)
    Decrease (increase) in other assets                3,143          (6,450)
    Increase in accrued payroll, deferred
      wages, vacation pay and payroll taxes           55,724          18,166
    Increase (decrease) in accounts payable,
      deferred revenues and accrued expenses         258,110        (111,340)
                                                 -----------      ----------
Net cash provided by operating activities            804,749         128,487
                                                  -----------      ----------

Cash flows from investing activities:
    Purchases of property, plant and equipment       (36,679)        (96,634)
                                                 -----------      ----------
Net cash used in investing activities                (36,679)        (96,634)
                                                 -----------      ----------

Cash flows from financing activities:
    Proceeds from the exercise of stock
      options                                          3,000           2,592
    Repayment of capitalized lease obligations       (39,042)        (26,352)
                                                 -----------      ----------
Net cash used in financing activities                (36,042)        (23,760)
                                                 -----------      ----------

Net increase in cash and cash equivalents            732,028           8,093
Cash and cash equivalents at beginning
  of period                                        1,198,191         433,438
                                                 -----------      ----------
Cash and cash equivalents at end of period       $ 1,930,219      $  441,531
                                                 ===========      ==========

Taxes paid                                               --       $   89,305
Interest paid                                    $    16,327      $   30,811
Assets acquired through capital leases                   --       $   61,857

See accompanying notes to condensed financial statements

                        TEL-INSTRUMENT ELECTRONICS CORP.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 1 Basis of Presentation

In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments necessary to present fairly the financial position of Tel-Instrument Electronics Corp. as of June 30, 2002 the results of operations for the three months ended June 30, 2002 and June 30, 2001, and statements of cash flows for the three months ended June 30, 2002 and June 30, 2001. These results are not necessarily indicative of the results to be expected for the full year.

The financial statements have been prepared in accordance with the requirements of Form 10-Q and consequently do not include disclosures normally made in an Annual Report on Form 10-K. The March 31, 2002 results included herein have been derived from the audited financial statements included in the Company's annual report on Form 10-K. Accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2002.

Note 2 Accounts Receivable, net

Accounts receivable, net consists of:

                                       June 30, 2002        March 31, 2002
                                       -------------        --------------

      Commercial                        $   207,534          $    238,690
      Government                            957,786               735,757
      Allowance for bad debts               (36,598)              (36,598)
                                        -----------          ------------

                                        $ 1,128,722          $    937,849
                                        ===========          ============

Note 3 Inventories, net

Inventories, net consist of:           June 30, 2002        March 31, 2002
                                       -------------        --------------

      Purchased parts                   $   852,684          $    913,917
      Work-in-process                     1,402,434             1,584,701
      Finished Goods                         34,128                68,375
      Less:  Reserve for obsolescence      (105,313)              (85,313)
                                        -----------          ------------

                                        $ 2,183,933          $  2,481,680
                                        ===========          ============

                        TEL-INSTRUMENT ELECTRONICS CORP.

Note 4 Earnings Per Share

The Company's basic income per common share is based on net income for the relevant period, divided by the weighted average number of common shares outstanding during the period. Diluted income per common share is based on net income, divided by the weighted average number of common shares outstanding during the period, including common share equivalents, such as outstanding stock options.

Note 5 Government and Commercial Sales

Information has been presented for the Company's two reportable activities, government and commercial.

The Company is organized primarily on the basis of its avionics products. The government market consists primarily of the sale of test equipment to U.S. and foreign governments and militaries either direct or through distributors. The commercial market consists of sales of test equipment to domestic and foreign airlines and to commercial distributors. The commercial market also includes sales related to repairs and calibration which have a lower gross margin. The Company primarily develops and designs test equipment for the avionics industry and, as such, the Company's products and designs may be sold in the government and commercial markets.

The table below presents information about sales and gross margin. Cost of sales includes certain allocation factors for indirect costs.

                         Three Months Ended             Three Months Ended
                            June 30, 2002                 June 30, 2001
                       Government    Commercial      Government     Commercial
                       ----------    ----------      ----------     ----------

    Sales            $   2,405,708     444,025     $   1,808,671     753,018
    Cost of sales        1,133,885     251,398           965,303     349,003
                     -------------     -------     ------------      -------

    Gross margin     $   1,271,823     192,627     $     843,368     404,015
                     =============     =======     =============     =======

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

Critical Accounting Policies

In preparing our financial statements and accounting for the underlying transactions and balances, we apply our accounting policies as disclosed in Note 2 of our Notes to Financial Statements included in our Form 10-K. The Company's accounting policies that require a higher degree of judgment and complexity used in the preparation of financial statements include:

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

Results of Operations (continued)

Critical Accounting Policies (continued)

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

Overview

For the first quarter ended June 30, 2002, sales increased 11.2% to $2,849,733 and net income before taxes increased 2.2% to $428,723. Deliveries of the AN/APM-480 IFF (Identification, Friend or Foe) Transponder Set Test Set (TSTS) to the U.S. Navy continue and accounted for 64.9% of sales for the quarter ended June 30, 2002 as compared to 41.8% of sales for the quarter ended June 30, 2001. While government sales remain strong as a result of deliveries of the AN/APM-480 to the U.S. Navy, the commercial market remains weak. In August 2002 the Company received an order from the U.S. Navy for an additional 105 AN/APM-480's. The Company has now received orders for 1,182 units from the U.S. Navy and there are 118 units remaining subject to the option under the contract. Any options not exercised by the U.S. Navy by February 11, 2003 will expire. The Company has shipped 637 units through June 30, 2002 and expects shipments under this contract to continue through August of next year, unless the balance of the 118 units are exercised, in which case deliveries will continue until later in the year. This program firmly established the Company as one of the leading suppliers in the avionics test equipment industry, and improved its market position.

The Company continues to invest heavily in new product development to meet the expected needs of its customers and remain as one of the leaders in the industry. The Company continues its work on the next generation of IFF test sets in anticipation of U.S. and NATO requirements for more sophisticated IFF testing. The Company anticipates that most of the AN/APM-480's will need to be upgraded, in the future, to accommodate the more sophisticated IFF testing. The Company recently introduced the T-36C, Nav/Comm ramp test set, into the commercial market, and the T-47S Multi-Function ramp tester into the military market. New products soon to be introduced include the TR-220, a commercial Multi-Function ramp test set, and the T-462, the Company's new bench test set. The T-462 capitalizes on the Company's technology and is part of the plan to expand into new markets.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
        RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

Results of Operations (continued)

Overview (continued)

The Company has been active in responding to customer requests for quotation, in addition to adapting its product designs to respond to these requests. The Company continues actively to pursue opportunities in both the commercial and government markets, both domestically and internationally.

Exploration of opportunities in other government and commercial markets also continues in an attempt to broaden the Company's product line. The Company continues its efforts with Semaphore Capital Advisors LLC to pursue growth through acquisitions and alliances of compatible businesses or technologies.

Sales

For the three months ended June 30, 2002, total sales increased $288,044 (11.2%) to $2,849,733 as compared to the three months ended June 30, 2001. Government sales increased $597,037 (33%) to $2,405,708 as compared to $1,808,671 for the first three months of the prior fiscal year. The increase in government sales is mainly attributed to the shipment of the AN/APM 480 to the U.S. Navy (64.9% of total sales). Commercial sales decreased (41%) to $444,025 as compared to $753,018 for the three months ended June 30, 2001. The decrease in commercial sales is primarily the result of the drop in airline orders, as the result of the September 11th tragedy, financial difficulties in the commercial airline industry, and completion of a major contract with a freight carrier.

Gross Margin

Gross margin dollars increased $217,067 (17.4%) for the three months ended June 30, 2002 as compared to the same three months in the prior fiscal year. The increase in gross margin, for the most part, is attributed to an increase in sales volume, higher prices on orders for limited units of the AN/APM-480 and, to a lesser extent, to production efficiencies obtained as a result of the higher volume. These amounts were partially offset by higher warranty costs. The gross margin percentage for the three months ended June 30, 2002 was 51.4% as compared to 48.7% for the three months ended June 30, 2001. The gross margin percentage in the next few quarters will not be as high as the first quarter as a result of lower selling prices on the AN/APM-480 for the units remaining under the U.S. Navy contract.

Operating Expenses

Selling, general and administrative expenses increased $174,456 (43.8%) for the three months ended June 30, 2002, as compared to the three months ended June 30, 2001. This increase is attributed to added sales and marketing activities, higher sales commission expense, recruitment fees for a Chief Operating Officer, and an increase in professional fees, including investment-banking services. The Company is actively recruiting a Chief Operating Officer and a Director of Business Development. The addition of these personnel will add to the Company's operating expenses in the near future, but management believes these additions are necessary for the Company to continue its growth and provide for the orderly succession of key personnel.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
        RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

Results of Operations (continued)

Operating Expenses

Engineering, research and development expenses increased $36,556 (8.8%). The higher level of expenditures is associated with an increase in research and development activities, including the TR-220, a multi-function ramp test set, and the T-462, the Company's new bench test set, as well as continued effort on the next generation of IFF test sets.

Income Taxes

A provision for income taxes was recorded in the amount of $171,276 for the three months ended June 30, 2002 as compared to a tax provision of $170,880 for the three months ended June 30, 2001. These amounts represent the effective federal and state tax rate on the Company's net income before taxes. The Company has used its net operating loss carryforwards and the Company will pay federal taxes this fiscal year.

Liquidity and Capital Resources

At June 30, 2002 the Company had working capital of $3,424,541 as compared to $3,154,081 at March 31, 2002. For the three months ended June 30, 2002, cash provided by operations was $804,749 as compared to $128,487 for the three months ended June 30, 2001. This increase in cash from operations is primarily attributed to a decrease in inventories and an increase in accounts payable and accrued expenses.

The Company has a line of credit of $1,000,000 from Fleet Bank. The line of credit bears an interest rate of 0.5% above the lender's prevailing base rate, which is payable monthly, based upon the outstanding balance. As of June 30, 2002 the Company had no outstanding balance. The line of credit is collateralized by substantially all of the assets of the Company and expires in August 2002. The credit facility requires the Company to maintain certain financial covenants. As of June 30, 2002, the Company was in compliance with all financial covenants. The Company is in the process of renewing this line.

Based upon the current backlog, its existing credit line, and cash balance, the Company believes that it has sufficient working capital to fund its operating plans for at least the next twelve months. However, as the Company pursues additional opportunities, the need for additional capital may arise. The Company will evaluate its alternatives when these opportunities arise. The Company has also retained Semaphore Capital Advisors as its investment bankers to help pursue acquisitions and alliances and, if needed, to help raise capital. The Company maintains its cash balance primarily in a money market account in the event the cash is needed for acquisition. There was no significant impact on the Company's operations as a result of inflation for the three months ended June 30, 2002.

These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended June 30, 2001.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
        RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

Part II.  Other Information

Item 6. Exhibits and Reports on Form 8-K

      a. Exhibits

         99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      b. Reports on Form 8-K.

         None.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        TEL-INSTRUMENT ELECTRONICS CORP.

Date: August 13, 2002                     By: /s/ Harold K. Fletcher
                                              ----------------------
                                              /s/ Harold K. Fletcher
                                              Chairman and President


Date: August 13, 2002                     By: /s/ Joseph P. Macaluso
                                              ----------------------
                                              /s/ Joseph P. Macaluso
                                              Principal Accounting Officer