Form 10-Q
period 2002-09-30
TEL INSTRUMENT ELECTRONICS CORP
filed 2002-11-14
CIK 96885

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q

           X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

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

                            Yes X      No ___

Indicate the number of shares outstanding of the issuer's common stock, as of the latest practical date:

2,135,801 shares of Common stock, $.10 par value as of November 4, 2002.

                     TEL-INSTRUMENT ELECTRONICS CORPORATION

                                TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----

Item 1.     Financial Statements (Unaudited):

            Condensed Comparative Balance Sheets
            September 30, 2002 and March 31, 2002                          1

            Condensed Comparative Statements of Operations -
            Three and Six Months Ended September 30, 2002 and 2001         2

            Condensed Comparative Statements of Cash Flows -
            Six Months Ended September 30, 2002 and 2001                   3

            Notes to Condensed Financial Statements                       4-5

Item 2.     Management's Discussion and Analysis of the Results of
            Operations and Financial Conditions                           6-10

Item 4.     Controls and Procedures                                        10

            Part II - Other Information

Item 5.     Other Information                                              11

Item 6.     Exhibits and Reports on Form 8-K                               11


            Signatures                                                     12

            Certifications                                                13-14

Item 1 - Financial Statements

                     TEL-INSTRUMENT ELECTRONICS CORPORATION
                      CONDENSED COMPARATIVE BALANCE SHEETS

                                                                               (Unaudited)
ASSETS                                                                      September 30, 2002        March 31, 2002
                                                                            ------------------        --------------
Current assets:
   Cash and cash equivalents                                                    $2,609,315              $ 1,198,191
  Accounts receivable, net of allowance for doubtful
      accounts of $36,598 at September 30, 2002 and
      March 31, 2002                                                             1,389,509                  937,849
 Inventories, net                                                                1,751,103                2,481,680
  Prepaid expenses and other current assets                                         40,804                   47,956
  Deferred income taxes                                                            493,130                  669,000
                                                                                ----------              -----------
Total current assets                                                             6,283,861                5,334,676

Property, plant and equipment, net                                                 767,957                  822,010
Other assets                                                                        71,649                   76,886
                                                                                ----------              -----------
Total assets                                                                     7,123,467                6,233,572
                                                                                ==========              ===========

LIABILITIES & STOCKHOLDERS EQUITY

Current liabilities:
  Note payable - related party - current portion                                   250,000                  250,000
  Convertible subordinated notes - related party                                     7,500                    7,500
  Capitalized lease obligations - current portion                                   36,745                  108,845
  Deferred revenues                                                                571,437                  518,103
  Accrued payroll, vacation pay, deferred wages
      payroll taxes and interest on deferred wages                                 519,259                  399,437
  Accounts payable and accrued expenses                                          1,191,195                  896,710
                                                                                ----------              -----------
Total current liabilities                                                        2,576,136                2,180,595

Notes payable - related party - long-term                                          100,000                  100,000
Capitalized lease obligations - long-term                                           56,703                   52,183
                                                                                ----------              -----------
Total liabilities                                                                2,732,839                2,332,778

Commitments and contingencies                                                           --                       --

Stockholders' equity:
   Common stock                                                                    213,583                  213,338
   Additional paid-in capital                                                    3,944,812                3,941,967
   Retained earnings (accumulated deficit)                                         232,233                 (254,511)
                                                                                ----------              -----------
Total stockholders' equity                                                       4,390,628                3,900,794

Total liabilities and stockholders' equity                                      $7,123,467              $ 6,233,572
                                                                                ==========              ===========

See accompanying notes to condensed financial statements

                     TEL-INSTRUMENT ELECTRONICS CORPORATION
                 CONDENSED COMPARATIVE STATEMENTS OF OPERATIONS

                                                           (Unaudited)
                                                       Three Months Ended               Six Months Ended
                                                Sept. 30, 2002  Sept. 30, 2001    Sept. 30, 2002  Sept. 30, 2001
                                                --------------  --------------    --------------  --------------
Sales
  Government, net                                 $ 2,608,868    $ 1,652,050        $ 5,013,576    $ 3,460,721
  Commercial, net                                     374,034        534,432            819,059      1,287,450
                                                  -----------    -----------        -----------    -----------
Total Sales                                         2,982,902      2,186,482          5,832,635      4,748,171

Cost of sales                                       1,386,582      1,112,871          2,771,865      2,427,177
                                                  -----------    -----------        -----------    -----------
Gross Margin                                        1,596,320      1,073,611          3,060,770      2,320,994

Operating expenses
  Selling, general & administrative                   790,593        450,783          1,363,661        849,395
  Engineering, research, & development                417,319        379,879            869,046        795,050
                                                  -----------    -----------        -----------    -----------
Total operating expenses                            1,207,912        830,662          2,232,707      1,644,445
                                                  -----------    -----------        -----------    -----------

     Income from operations                           388,408        242,949            828,063        676,549

Other income (expense):
  Interest income                                       9,313          4,736             15,789          9,328
  Interest expense                                    (15,880)       (24,963)           (33,288)       (43,575)
                                                  -----------    -----------        -----------    -----------
Income before taxes                                   381,841        222,722            810,564        642,302

Provision for income taxes                            152,544         85,719            323,820        256,599
                                                  -----------    -----------        -----------    -----------
Net income                                        $   229,297    $   137,003        $   486,744    $   385,703
                                                  ===========    ===========        ===========    ===========
Basic and diluted income
     per common share                             $      0.11    $      0.06        $      0.23    $      0.18
                                                  ===========    ===========        ===========    ===========

Dividends per share                                      None           None               None           None
Weighted average shares outstanding
     Basic                                          2,135,776      2,128,351          2,135,422      2,126,580
     Diluted                                        2,162,386      2,128,918          2,162,032      2,127,147

See accompanying notes to condensed financial statements

                     TEL-INSTRUMENT ELECTRONICS CORPORATION
                 CONDENSED COMPARATIVE STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                        Six Months Ended
                                                                                Sept. 30, 2002     Sept. 30, 2001
                                                                                --------------     --------------
Cash flows from operating activities:
Net income                                                                        $   486,744         $ 385,703
Adjustments to reconcile net income to net cash provided
    by operating activities:
     Deferred income taxes                                                            175,870           187,888
     Depreciation and amortization                                                    107,009           100,503
Changes in operating assets or liabilities:
  Increase in accounts receivable, net                                               (451,660)          (83,562)
  Decrease (increase) in inventories, net                                             730,577          (278,693)
  Decrease in prepaid expenses and other current assets                                 7,152            13,382
  Decrease (increase) in other assets                                                   5,237           (16,151)
  Increase in deferred revenues                                                        53,334           254,383
  Increase (decrease) in accrued payroll, vacation pay,
     deferred wages, payroll taxes & interest on deferred wages                       119,822            (6,945)
  Increase (decrease) in accounts payable and
     accrued expenses                                                                 294,485          (249,606)
                                                                                  -----------         ---------

Net cash provided by operating activities                                           1,528,570           306,902
                                                                                  -----------         ---------

Cash flows from investing activities:
  Cash purchases of property, plant and equipment                                     (52,956)         (156,343)
                                                                                  -----------         ---------
Net cash used in investing activities                                                 (52,956)         (156,343)
                                                                                  -----------         ---------

Cash flows from financing activities:
  Proceeds from exercise of stock options                                               3,090             3,256
  Repayment of capitalized lease obligations                                          (67,580)          (51,162)
                                                                                  -----------         ---------
  Net cash used in financing activities                                               (64,490)          (47,906)
                                                                                  -----------         ---------

Net increase in cash and cash equivalents                                           1,411,124           102,653
Cash and cash equivalents at beginning of period                                    1,198,191           433,438
                                                                                  -----------         ---------
Cash and cash equivalents at end of period                                        $ 2,609,315         $ 536,091
                                                                                  ===========         =========

Supplemental information
     Interest paid                                                                $    16,515         $  42,045
                                                                                  ===========         =========
     Taxes paid                                                                   $   138,737         $  85,400
                                                                                  ===========         =========
     Assets acquired through capital leases                                       $         0         $  61,857
                                                                                  ===========         =========

See accompanying notes to condensed financial statements

                        TEL-INSTRUMENT ELECTRONICS CORP.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 1 Basis of Presentation

In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position of Tel-Instrument Electronics Corp as of September 30, 2002, the results of operations for the three and six months ended September 30, 2002 and September 30, 2001, and statements of cash flows for the six months ended September 30, 2002 and September 30, 2001. These results are not necessarily indicative of the results to be expected for the full year.

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

Note 2 Accounts Receivable, net

Accounts receivable, net consist of:

                                    September 30, 2002       March 31, 2002
                                    ------------------       --------------
      Commercial                       $   184,096              $ 238,690
      Government                         1,242,011                735,757
      Allowance for bad debts              (36,598)               (36,598)
                                       -----------              ---------
      Total                            $ 1,389,509              $ 937,849
                                       ===========              =========

Note 3 Inventories, net

Inventories, net consist of:

                                        September 30, 2002    March 31, 2002
                                        ------------------    --------------
      Purchased parts                       $   571,652         $   913,917
      Work-in-process                         1,274,160           1,584,701
      Finished goods                             25,604              68,375
      Less: Reserve for obsolescence           (120,313)            (85,313)
                                            -----------         -----------
      Total                                 $ 1,751,103         $ 2,481,680
                                            ===========         ===========

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

The table below presents information about sales and gross margin. Costs of sales include certain allocation factors for indirect costs.

                                          Three Months Ended                 Three Months Ended
                                          September 30, 2002                 September 30, 2001
                                       Government     Commercial          Government    Commercial
                                       ----------     ----------          ----------    ----------
      Sales                            $2,608,868      $374,034           $1,652,050     $534,432
      Cost of Sales                     1,176,531       210,051              864,462      248,409
                                       ----------      --------           ----------     --------
      Gross Margin                     $1,432,337      $163,983           $  787,588     $286,023
                                       ==========      ========           ==========     ========

                                           Six Months Ended                   Six Months Ended
                                          September 30, 2002                 September 30, 2001
                                       Government     Commercial          Government    Commercial
                                       ----------     ----------          ----------    ----------
      Sales                            $5,013,576      $819,059           $3,460,721     $1,287,450
      Cost of Sales                     2,310,416       461,449            1,829,765        597,412
                                       ----------      --------           ----------     ----------
      Gross Margin                     $2,703,160      $357,610           $1,630,956     $  690,038
                                       ==========      ========           ==========     ==========

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

All predictions as to future results contain a measure of uncertainty and accordingly, actual results could differ materially. Among the factors that could cause a difference are: changes in the general economy; changes in demand for the Company's products or in the cost and availability of its raw materials; the actions of its competitors; the success of our customers; technological change; changes in employee relations; government regulations; litigation, including its inherent uncertainty; difficulties in plant operations and materials; transportation, environmental matters; and other unforeseen circumstances. A number of these factors are discussed in the Company's previous filings with the Securities and Exchange Commission.

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

Warranty reserves - warranty reserves are estimated based upon historical rates and specific items that are identifiable and can be estimated at time of sale. While warranty costs have historically been within our expectations and the provisions established, future warranty costs could be in excess of our warranty reserves. A significant increase in these costs could adversely affect our operating results for the period and the periods these additional costs materialize. Warranty cost accruals are adjusted from time to time when actual warranty claim experience differs from estimates.

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

Results of Operations

Overview

For the six months ended September 30, 2002, sales increased 22.8% to $5,832,635 and net income before taxes increased 26.2% to $810,564. Deliveries of the AN/APM-480 IFF (Identification, Friend or Foe) Transponder Set Test Set to the U.S. Navy continue and accounted for 59.3% of total sales for the six months ended September 30, 2002. Government sales remain strong as a result of the deliveries of the AN/APM 480 to the U.S. Navy. However, the commercial market remains weak.

In August 2002 the Company received an order from the U.S. Navy for an additional 105 AN/APM-480's. The Company has now received orders for 1,182 units from the U.S. Navy and there are 118 units remaining subject to the option under the contract. Any options not exercised by the U.S. Navy by February 11, 2003 will expire. However, government contracts are always susceptible to termination by the government for convenience. The Company has shipped 744 units through September 30, 2002 and expects shipments under this contract to continue through August of next year, unless the balance of the 118 units are exercised, in which case deliveries will continue until later in the year. This program firmly established the Company as one of the leading suppliers in the avionics test equipment industry, and improved its market position.

The Company continues to invest heavily in new product development to meet the expected demands of its customers and remain as one of the leaders in the industry. The Company continues its work on the next generation of IFF test sets in anticipation of U.S. and NATO requirements for more sophisticated IFF testing. The Company anticipates that most of the AN/APM-480's will need to be upgraded, in the future, to accommodate the more sophisticated IFF testing. The Company recently introduced the T-36C, Nav/Comm ramp test set, into the commercial market, and the T-47S Multi-Function ramp tester into the military market. New products soon to be introduced include the T-47G, TR-220, a commercial Multi-Function ramp test set,

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
        RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

Results of Operations (continued)

Overview (continued)

and the T-462, the Company's new bench test set. The T-462 capitalizes on the Company's core technology and is part of the Company's plan to expand into new markets.

As previously announced, the Company strengthened its management team with the addition of a Chief Operating Officer and a Director of Business Development during the quarter.

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

Sales

For the three and six months ended September 30, 2002, net sales increased $796,420 (36.4%) and $1,084,464 (22.8%), respectively, as compared to the same periods in the prior fiscal year. Government sales increased $955,817 (57.9%) and $1,552,854 (44.9%), respectively, for the three and six months ended
September 30, 2002 as compared to the three months and six months ended September 30, 2001. The increase in government sales is mainly attributed to the shipment of the AN/APM-480 to the U.S. Navy, which accounted for 54.0% and 59.3%, respectively, of the total sales for the three and six month periods ended September 30, 2002 as compared to 47.8% and 44.5% for the same periods last year. Sales in these periods also increased as a result of shipments of the AN/APM-480 to customers other than the U.S. Navy. However, these increases were partially offset by decreases in the Company's other government products. International government sales have also declined during this period. Commercial sales decreased $159,397 (29.8%) and $468,390 (36.4%), respectively, for the three and six months ended September 30, 2002 as compared to the same periods last year. These decreases are primarily the result of the completion of a contract to a major freight carrier, and the inability as yet to replace this contract with a new contract due to the financial difficulties encountered within the commercial airline industry.

Gross Margin

Gross margin dollars increased $522,709 (48.7%) and 739,776 (31.9%) for the three and six months ended September 30, 2002, respectively, as compared to the same periods in the prior fiscal year. The increase in gross margin, for the most part, is attributed to an increase in sales volume, higher prices for limited units of the AN/APM-480 and, to a lesser extent, to production efficiencies obtained as a result of the higher volume. These amounts were partially offset by higher warranty costs. The gross margin percentage for the

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
        RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

Results of Operations (continued)

Gross Margin (continued)

three months ended September 30, 2002 was 53.5% as compared to 49.1% for the three months ended September 30, 2001. The gross margin percentage for the six months ended September 30, 2002 was 52.5% as compared to 48.9% for the six months ended September 30, 2001.

Operating Expenses

Selling, general and administrative expenses increased $339,810 (75.4%) and $514,266 (60.5%), respectively, for the three and six months ended September 30, 2002 as compared to the three and six months ended September 30, 2001. These increases are attributed to added sales and marketing activities, higher commission expenses, the addition of a Customer Support Manager, a new sales representative, and a Director of Business Development, including relocation expenses for the Director of Business Development. The Company also strengthened its staff with the addition of a Chief Operating Officer (COO). Fiscal year 2003 expenses include recruitment and relocation costs for the COO. The addition of these personnel will add to the Company's expenses, but management believes these additions are necessary for the Company to continue its growth and provide for an orderly succession of key personnel. Selling, general and administrative expenses also increased as a result of higher professional fees, including investment-banking services.

Engineering, research and development expenses increased $37,440 (9.9%) and $73,966 (9.3%) for the same periods. The higher level of expenditures is associated with an increase in research and development activities, including the TR-220, a multi-function ramp test set, and the T-462, the Company's new bench test set, as well as continued effort on the next generation of IFF test sets.

Income Taxes

Income taxes increased $66,825 and $67,221, respectively, for the three and six months ended September 30, 2002 as compared to the same periods last year. These increases are a result of an improvement in the Company's income. The provision for income taxes represents the effective federal and state tax rate on the Company's income before taxes. The Company has used its net operating loss carryforwards and the Company will pay federal taxes this fiscal year.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
        RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

Liquidity and Capital Resources

At September 30, 2002 the Company had positive working capital of $3,707,725 as compared to $3,154,081 at March 31, 2002. For the six months ended September 30, 2002, cash provided by operations was $1,528,570 as compared to $306,902 for the six months ended September 30, 2001. This increase in cash from operations is primarily attributable to a reduction in inventories resulting from an increase in sales, and an increase in accounts payable and accrued expenses, as well as an increase in net income, partially offset by an increase in accounts receivable.

The Company increased its line of credit to $1,750,000 from Fleet Bank in November 2002. The line of credit bears an interest rate of 0.5% above the lender's prevailing base rate, which is payable monthly, based upon the outstanding balance. At September 30, 2002, the Company had no outstanding balance. The line of credit is collateralized by substantially all of the assets of the company. The credit facility requires the Company to maintain certain financial covenants. As of September 30, 2002, the Company was in compliance with all financial covenants. The line of credit expires at September 30, 2003.

Based upon the current backlog, its existing credit line, and cash balance, the Company believes that it has sufficient working capital to fund its operating plans for at least the next twelve months. However, as the Company pursues additional opportunities, the need for additional capital may arise. The Company will evaluate its alternatives when these opportunities arise. The Company has also retained Semaphore Capital Advisors as its investment bankers to help pursue acquisitions and alliances and, if needed, to help raise capital. The Company maintains its cash balance primarily in a money market account.

There was no significant impact on the Company's operations as a result of inflation for the six months ended September 30, 2002.

These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended March 31, 2002.

Item 4. Controls and Procedures

The Company adopted disclosure controls and procedures, as called for by the recently adopted legislation and rules of the Securities and Exchange
Commission. Under rules promulgated by the S.E.C., disclosure controls and procedures are defined as "those controls or other procedures of the issuer that are designed to ensure that information required to be disclosed by the issuer in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms." The Chief Executive Officer and the Principal Accounting Officer of the Company evaluated the Company's disclosure controls and procedures at October 31, 2002, and concluded that they are effective.

Furthermore, there were no significant changes in the Company's internal controls, or in other factors that could significantly affect these controls after October 31, 2002, the date of the evaluation by the Chief Executive Officer and the Principal Accounting Officer.

Part II. Other Information

Item 5. Other Information

The Board of Directors, on the recommendation of the Compensation Committee, directed the Company to pay and redeem $100,000 of the previously matured and extended Fletcher (Chairman/President) notes and $50,000 of accrued interest, referred to in Note 10 to the Financial Statements in Form 10-K for the year ended March 31, 2002 (see below), during calendar year 2002 and $50,000 of accrued interest in calendar year 2003, leaving an unpaid balance of $250,000.

On March 31, 1997, the Company's Chairman/President renegotiated the terms of the non-current note payable-related party. This note, along with $250,000 of other accrued expenses due to the Company's Chairman/President, were converted into seven $50,000 convertible subordinated notes (the "Notes") totaling $350,000. The Notes are due in consecutive years beginning March 31, 1999 with the last note due March 31, 2005. In April 2002, Notes, which were scheduled to mature through March 31, 2002, were extended to September 30, 2002. The Notes bear interest at a rate of 10% per annum, payable semi-annually on the last day of September and March of each year. The Company is required to prepay the outstanding balance of the Notes and any accrued interest thereon, if the Company sells all or substantially all of its assets. The Notes can be converted into newly issued common shares of the Company at the conversion price of $2.50 per share. The conversion prices shall be adjusted for any stock dividends, stock issuances or capital reorganizations. The Notes may be redeemed by the Company prior to maturity upon giving written notice of not less than 30 days or more than 60 days at a redemption price equal to 120% of the principal if redeemed two years or more prior to the maturity date or 110% of the principal if redeemed more than one year, but less than two years prior to the maturity date

Item 6. Exhibits and Reports on Form 8-K

            a.    Exhibits

                  Agreement with Semaphore capital Advisors amended as of June 1, 2002.

                  Agreement with Charles Palanzo, Chief Operating Officer, dated August 19, 2002.

            b.    Reports on Form 8-K.

                  Report on Form 8-K regarding changes in certifying auditors was submitted on November 13, 2002 under Item 4.

SIGNATURES
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                TEL-INSTRUMENT ELECTRONICS CORP.

Date:  November 13, 2002                        By: /s/ Harold K. Fletcher
                                                    ----------------------
                                                    Harold K. Fletcher
                                                    Chairman and President

Date: November 13, 2002                         By: /s/ Joseph P. Macaluso
                                                    ----------------------------
                                                    Joseph P. Macaluso
                                                    Principal Accounting Officer

                         Tel-Instrument Electronics Corp
                                CEO Certification

I, Harold K. Fletcher, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Tel-Instrument Electronics Corp;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others within registrant, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002                               /s/ Harold K. Fletcher
                                                      ----------------------
                                                      Harold K. Fletcher
                                                      Chairman and President

                         Tel-Instrument Electronics Corp
                                CFO Certification

I, Joseph P. Macaluso, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Tel-Instrument Electronics Corp;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others within registrant, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002                             /s/ Joseph P. Macaluso
                                                    ----------------------------
                                                    Joseph P. Macaluso
                                                    Principal Accounting Officer