Form 10-Q
period 2002-12-31
TEL INSTRUMENT ELECTRONICS CORP
filed 2003-02-14
CIK 96885

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended December 31, 2002

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

2,135,801 shares of Common stock, $.10 par value as of February 7, 2003.

                     TEL-INSTRUMENT ELECTRONICS CORPORATION

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----

Item 1. Financial Statements (Unaudited):

        Condensed  Comparative Balance Sheets
          December 31, 2002 and March 31, 2002                                1

        Condensed Comparative Statements of Operations -
          Three and Nine Months Ended December 31, 2002 and 2001              2

        Condensed Comparative Statements of Cash Flows -
          Nine Months Ended December 31, 2002 and 2001                        3

        Notes to Condensed Financial Statements                             4-5

Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations                              6-10

Item 4. Controls and Procedures                                              10

        Part II Other Information

Item 4. Submission of matters to a Vote of Security Holders                  11

Item 6. Exhibits and Reports on Form 8-K                                     11

        Signatures                                                           12

        Certifications                                                     13-14

Item 1 - Financial Statements

                     TEL-INSTRUMENT ELECTRONICS CORPORATION
                      CONDENSED COMPARATIVE BALANCE SHEETS
                      December 31, 2002 and March 31, 2002

ASSETS                                                            (Unaudited)
                                                               December 31, 2002      March 31, 2002
                                                               -----------------      --------------
Current assets:
  Cash                                                             $2,448,086           $1,198,191
  Accounts receivable, net of allowance for doubtful
    accounts of $36,598 at December 31, 2002 and
    March 31, 2002                                                  1,879,409              937,849
  Inventories                                                       1,809,884            2,481,680
  Prepaid expenses and other current assets                            56,200               47,956
  Deferred income tax benefit - current                               561,629              669,000
                                                                   ----------           ----------

Total current assets                                                6,755,208            5,334,676

Property, plant, and equipment, net                                   724,412              822,010
Other assets                                                           82,461               76,886
                                                                   ----------           ----------

Total assets                                                       $7,562,081           $6,233,572
                                                                   ==========           ==========

LIABILITIES & STOCKHOLDERS EQUITY

Current liabilities:
  Note payable - related party - current portion                   $  150,000           $  250,000
  Convertible subordinated notes - related party                        7,500                7,500
  Capitalized lease obligations - current portion                      63,692              108,845
  Deferred revenues                                                   592,232              518,103
  Accrued payroll, vacation pay, deferred wages,
     payroll taxes and interest on deferred wages                     463,739              399,437
  Accounts payable and accrued expenses                             1,532,484              896,710
                                                                   ----------           ----------

Total current liabilities                                           2,809,647            2,180,595

Notes payable - related party - non-current portion                   100,000              100,000
Capitalized lease obligations - excluding current portion                 --                52,183
                                                                   ----------           ----------

Total liabilities                                                   2,909,647            2,332,778

Stockholders' equity:
  Common stock                                                        213,583              213,338
  Additional paid-in capital                                        3,944,812            3,941,967
  Retained earnings (accumulated deficit)                             494,039            (254,511)
                                                                   ----------           ----------

Total stockholders' equity                                          4,652,434            3,900,794
                                                                   ----------           ----------
Total liabilities and stockholders' equity                         $7,562,081           $6,233,572
                                                                   ==========           ==========

See accompanying notes to condensed financial statement.

                     TEL-INSTRUMENT ELECTRONICS CORPORATION
                 CONDENSED COMPARATIVE STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                               Three Months Ended               Nine Months Ended
                                         Dec. 31, 2002   Dec. 31, 2001    Dec. 31, 2002    Dec. 31, 2001
                                         -------------   -------------    -------------    -------------
Sales
  Government, net                         $ 2,435,114      $ 1,601,158      $7,448,690       $5,061,879
  Commercial, net                             631,689          438,195       1,450,748        1,725,645
                                          -----------      -----------      ----------       ----------
Total Sales                                 3,066,803        2,039,353       8,899,438        6,787,524

Cost of sales                               1,437,563        1,009,736       4,209,428        3,436,913
                                          -----------      -----------      ----------       ----------

Gross margin                                1,629,240        1,029,617       4,690,010        3,350,611

Operating expenses:
  Selling, general & administrative           803,872          399,761       2,167,533        1,249,656
  Engineering, research, & development        391,690          318,867       1,260,736        1,113,417
                                          -----------      -----------      ----------       ----------

Total operating expenses                    1,195,562          718,628       3,428,269        2,363,073

     Income from operations                   433,678          310,989       1,261,741          987,538

Other income (expense):
  Interest income                              17,954              968          33,743           10,296
  Interest expense                            (15,653)         (19,580)        (48,941)         (63,155)
                                          -----------      -----------      ----------       ----------

Income before taxes                           435,979          292,377       1,246,543          934,679

Provision for income taxes, net               174,173          116,806         497,993          373,405
                                          -----------      -----------      ----------       ----------

Net income                                $   261,806      $   175,571      $  748,550       $  561,274
                                          ===========      ===========      ==========       ==========

Basic and diluted income
     per common share                     $      0.12      $      0.08      $     0.35       $     0.26

Dividends per share                              None             None            None             None

Weighted average shares outstanding
     Basic                                  2,135,801        2,128,351       2,135,536        2,127,111
     Diluted                                2,159,985        2,158,264       2,158,985        2,157,024

See accompanying notes to condensed financial statements.

                     TEL-INSTRUMENT ELECTRONICS CORPORATION
                 CONDENSED COMPARATIVE STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                        Nine Months Ended    Nine Months Ended
                                                        December 31, 2002    December 31,2001
                                                        -----------------    -----------------

Cash flows from operating activities
Net income                                                  $  748,550           $  561,274
Adjustments to reconcile net income to cash used
    In operating activities:
     Deferred income taxes                                     107,371              272,179
     Depreciation                                              188,135              155,335
     Reserve for obsolescence                                   45,000                  --

Changes in assets or liabilities:
   Increase in accounts receivable, net                       (941,560)            (126,550)
   Decrease (increase)  in inventories, net                    626,796             (204,154)
   (Increase) decrease in prepaid expenses
     and other current assets                                   (8,244)              19,239
   Increase in other assets                                     (5,575)             (17,447)
   Increase in deferred revenues                                74,129              821,181
   Increase (decrease) in accrued payroll,
     vacation pay, deferred wages,
     Payroll taxes and interest on deferred wages               64,302              (60,226)
   Increase (decrease) in accounts payable and
     accrued expenses                                          635,774             (573,076)
                                                            ----------           ----------
Net cash provided by operations                              1,534,678              847,755
                                                            ----------           ----------

Cash flows from investing activities:
  Cash purchases of property, plant and equipment              (90,537)            (210,660)
                                                            ----------           ----------
Net cash used in investing activities                          (90,537)            (210,660)
                                                            ----------           ----------

Cash flows from financing activities:
Proceeds from exercise of stock options                          3,090                3,256
Repayment of note payable - related party                     (100,000)                 --
Repayment of notes payable to bank                                 --              (150,000)
Repayment of capitalized lease obligations                     (97,336)             (65,683)
                                                            ----------           ----------
Net cash used in financing activities                         (194,246)            (212,427)
                                                            ----------           ----------

Net increase in cash                                         1,249,895              424,668
Cash at beginning of period                                  1,198,191              433,438
                                                            ----------           ----------
Cash at end of period                                       $2,448,086           $  858,106
                                                            ==========           ==========

Interest paid                                               $   77,243           $   43,772
                                                            ==========           ==========
Taxes paid                                                  $  428,029           $  121,676
                                                            ==========           ==========
Assets acquired through capital leases                      $      --            $   61,857
                                                            ==========           ==========

See accompanying notes to condensed financial statements.

                         TEL-INSTRUMENT ELECTRONICS CORP
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 1 Basis of Presentation

In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position of Tel-Instrument Electronics Corp as of December 31, 2002, the results of operations for the three and nine months ended December 31, 2002 and December 31, 2001, and statements of cash flows for the nine months ended December 31, 2002 and December 31, 2001. These results are not necessarily indicative of the results to be expected for the full year.

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

Note 2 Accounts Receivable

The following table sets forth the components of accounts receivable:

                                      December 31, 2002      March 31, 2002
                                      -----------------      --------------

     Commercial                          $   385,263           $  238,690
     Government                            1,530,744              735,757
     Allowance for Bad Debts                 (36,598)             (36,598)
                                         -----------           ----------

     Total                               $ 1,879,409           $  937,849
                                         ===========           ==========

Note 3 Inventories

Inventories consist of:
                                      December 31, 2002      March 31, 2002
                                      -----------------      --------------

     Purchased Parts                     $  655,114            $   913,917
     Work-in-Process                      1,225,997              1,584,701
     Finished Goods                          59,086                 68,375
     Less: Reserve for Obsolescence        (130,313)               (85,313)
                                          ---------            -----------

     Total                               $1,809,884            $ 2,481,680
                                         ==========            ===========

                         TEL-INSTRUMENT ELECTRONICS CORP
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

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

                           Three Months Ended          Three Months Ended
                           December 31, 2002            December 31, 2001
                        Government   Commercial      Government     Commercial
                        ----------   ----------      -----------   -----------
     Sales              $2,435,114   $  631,689      $ 1,601,158    $  438,195
     Cost of Sales       1,126,062      311,501          819,142       190,594
                        ----------   ----------      -----------    ----------
     Gross Margin       $1,309,052   $  320,188      $   782,016    $  247,601
                        ==========   ==========      ===========    ==========

                           Nine Months Ended            Nine Months Ended
                           December 31, 2002            December 31, 2001
                       Government    Commercial      Government    Commercial
                       ----------    ----------      ----------    ----------
     Sales              $7,448,690   $1,450,748      $ 5,061,879    $1,725,645
     Cost of Sales       3,436,478      772,950        2,648,907       788,006
                        ----------   ----------      -----------    ----------
     Gross Margin       $4,012,212   $  677,798      $ 2,412,972    $  937,639
                        ==========   ==========      ===========    ==========

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

Revenue recognition - revenues are recognized at the time of shipment to, or acceptance by customer, provided title and risk of loss is transferred to the customer. Provisions, when appropriate, are made where the right to return exists. Revenues under service contracts are recognized when the services are performed.

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

Inventory reserves - inventory reserves or write-downs are estimated for excess, slow-moving and obsolete inventory as well as inventory whose carrying value is in excess of net realizable value. These estimates are based on current assessments about future demands, market conditions and related management initiatives. If market conditions and actual demands are less favorable than those projected by management, additional inventory write-downs may be required.

Warranty reserves - warranty reserves are estimated based upon historical rates and specific items that are identifiable and can be estimated at time of sale. While warranty costs have historically been within our expectations and the provisions established, future warranty costs could be in excess of our warranty reserves. A significant increase in these costs could adversely affect our operating results for the period and the periods these additional costs materialize. Warranty reserves are adjusted from time to time when actual warranty claim experience differs from estimates.

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

Income taxes - deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using enacted tax rates and laws that will be in effect when such differences are expected to reverse. These amounts are periodically evaluated. The deferred tax asset is reduced, if necessary, by a valuation allowance for any tax benefit which is not more likely than not to be realized. The effect on deferred tax assets and liabilities of a change in tax rate is recognized in the period that such tax rate changes are enacted.

Overview

For the nine months ended December 31, 2002, sales increased 31% to $8,899,438 and net income before taxes increased 33% to $1,246,543. In the prior fiscal year and in accordance with Staff Accounting Bulletin No.101, "Revenue Recognition in Financial Statements" ("SAB101"), government revenues of approximately $578,000, for units requiring a software upgrade prior to shipment, were deferred until the fourth quarter when the upgrade was completed. Deliveries of the AN/APM 480 IFF (Identification, Friend or Foe) Transponder Test Set to the U.S. Navy continue and accounted for 56.3% of total sales for the nine months ended December 31, 2002. In February 2003, the U.S. Navy exercised the remaining options for approximately $1,450,000. The Company now has received orders for all 1,300 units under the contract. The Company has shipped 863 units through December 31, 2002 and expects shipments under this contract to continue until sometime in the fourth quarter of calendar year 2003. Government sales remain strong primarily as a result of the deliveries of the AN/APM 480 to the U.S. Navy. This program firmly established the Company as one of the leading suppliers in the avionics test equipment industry, and improved its market position.

The current backlog is approximately $7,500,000 and is expected to be shipped within the next twelve months.

The Company continues to invest heavily in new product development to meet the expected demands of its customers and remain one of the leaders in the industry. The Company continues its work on the next generation of IFF test sets in anticipation of U.S. and NATO requirements for more sophisticated IFF testing and believes that most of the AN/APM-480's will need to be upgraded in the future to accommodate this more sophisticated IFF testing. The Company recently introduced the TR-220, a Multi-Function ramp test set and the T-36C Nav/Comm ramp test set, into the commercial market. The T-47S and the T-47G Multi-Function ramp testers were introduced into the military market. The Company also continues development of a new bench test set.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
         RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Overview (continued)

As previously announced, the Company strengthened its management team with the addition of a new Chief Operating Officer and a Director of Business Development. The Company has been active in responding to customer requests for quotation, in addition to adapting its product designs to respond to these requests. The Company continues actively to pursue opportunities in both the commercial and government markets, both domestically and internationally.

Exploration of opportunities in other government and commercial markets also continues in an attempt to broaden the Company's product line. The Company continues its efforts with Semaphore Capital Advisors LLC to pursue growth through acquisitions and alliances of compatible businesses or technologies.

Results of Operations

Sales

For the three months ended December 31, 2002, net sales increased $1,027,450 (50.4%) as compared to the three months ended December 31, 2001. In the December 31, 2001 fiscal period and in accordance with of Staff Accounting Bulletin No.101, "Revenue Recognition in Financial Statements" ("SAB101"), government revenues of approximately $578,000, for units requiring a software upgrade prior to shipment, were deferred until the fourth quarter when the upgrade was completed. Government sales increased $833,956 (52.1%) to $2,435,114 as compared to $1,601,158 for the three months ended December 31, 2001. The increase in government sales is mainly attributed to the shipment of the AN/APM 480 to the U.S. Navy, which accounted for 50.7% of the total sales for the current quarter. Government sales in the third quarter also increased as a result of shipments of the T-30D to the U.S. Government. Commercial sales increased $193,494 (44.2%) for the third quarter ended December 31, 2002 as compared to the third quarter of the previous fiscal year. This increase is primarily the result of an increase in sales of the Company's T-49C Transponder/TCAS ramp test set, as a result of a sales promotion, and the introduction of the TR-220 Multi-Function test set.

For the nine months ended December 31, 2002, net sales increased $2,111,914 (31.1%) as compared to the nine months ended December 31, 2001. In the prior fiscal year and in accordance with Staff Accounting Bulletin No.101, "Revenue Recognition in Financial Statements" ("SAB101"), government revenues of approximately $578,000, for units requiring a software upgrade prior to shipment, were deferred until the fourth quarter when the upgrade was completed. Government sales increased $2,286,811 (47.2%) to $7,448,690 as compared to $5,061,879 for the nine months ended December 31, 2001. The increase in government sales is mainly attributed to the shipment of the AN/APM 480 to the U.S. Navy, which accounted for 56.3% of the total sales for the nine months ended December 31, 2002. Government sales for the nine months also increased as a result of shipments of the T-36M and the AN/APM 480 to customers other than the U.S. Navy. However, these increases were partially offset by a decline in other government products. Commercial sales decreased $274,897 (15.9%) for the nine months ended December 31, 2002 as compared to the first nine months of the previous fiscal year. This decrease is primarily the result of the completion of a contract to a major freight carrier, and the inability as yet to replace this contract with a new contract due to the financial difficulties encountered within the commercial airline industry. This decrease was partially offset by an increase in sales of the Company's Transponder/TCAS ramp test set, as a result of a sales promotion, and the introduction of the TR-220 Multi-Function test set during the current quarter. However, the commercial market remains weak, primarily as a result of the financial condition of most of the commercial airlines.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

Results of Operations (continued)

Gross Margin

Gross margin dollars increased $599,623 (58.2%) for the three months ended December 31, 2002 as compared to the same period last year. This increase, for the most part, is attributed to the increase in sales volume and, to a lesser extent, to production efficiencies obtained as a result of the higher volume. The gross margin percentage for the three months ended December 31, 2002 was 53.1% as compared to 50.5% for the three months ended December 31, 2001.

Gross margin dollars increased $1,339,399 (40%) for the nine months ended December 31, 2002 as compared to the same period last year. This increase, for the most part, is attributed to the increase in sales volume, higher prices for limited units of the AN/APM 480, and, to a lesser extent, to production efficiencies obtained as a result of the higher volume. The gross margin percentage for the nine months ended December 31, 2002 was 52.7% as compared to 49.4% for the nine months ended December 31, 2001.

Operating Expenses

Selling, general and administrative expenses increased $404,111 (101.l%) and $917,877 (73.5%), respectively, for the three and nine months ended December 31, 2002 as compared to the three and nine months ended December 31, 2001. These increases are attributed to added sales and marketing activities, higher commission expenses, the addition of a Customer Support Manager, a new sales representative, and a Director of Business Development, including relocation expenses for the Director of Business Development. Selling, general and administrative expenses also increased as a result of higher legal and audit fees and investment-banking services. The Company also strengthened its staff with the addition of a new Chief Operating Officer (COO). Fiscal year 2003 expenses include recruitment and relocation costs for the COO. The addition of these personnel will add to the Company's expenses, but management believes these additions are necessary for the Company to continue its growth and diversification and to provide for an orderly succession of key personnel.

Engineering, research and development expenses increased $72,823 (22.8%) and $147,317 (13.2%) for the same periods. The higher level of expenditures is associated with an increase in research and development activities, including the TR-220 Multi-Function ramp test set, enhancements of existing products, including the T-36C, T-47G and the T-49C, as well as continued effort on the next generation of IFF test sets.

Income Taxes

Income taxes increased $57,367 and $124,588, respectively, for the three and nine months ended December 31, 2002 as compared to the same periods last year. These increases are a result of an improvement in the Company's income. The provision for income taxes represents the effective federal and state tax rate on the Company's income before taxes. The Company has used up all its net operating loss carryforwards and the Company will pay federal taxes this fiscal year.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
         RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

Liquidity and Capital Resources

At December 31, 2002 the Company had positive working capital of $3,945,561 as compared to $3,154,081 at March 31, 2002. For the nine months ended December 31, 2002, cash provided by operations was $1,534,678 as compared to $847,755 for the nine months ended December 31, 2001. This increase in cash from operations is primarily attributable to an increase in the Company's net income, a reduction in inventories resulting from an increase in sales, and an increase in accounts payable and accrued expenses offset partially by an increase in accounts receivable.

The Company increased its line of credit to $1,750,000 from Fleet Bank in November 2002. The line of credit bears an interest rate of 0.5% above the lender's prevailing base rate, which is payable monthly, based upon the outstanding balance. At December 31, 2002, the Company had no outstanding balance. The line of credit is collateralized by substantially all of the assets of the company. The credit facility requires the Company to maintain certain financial covenants. As of December 31, 2002, the Company was in compliance with all financial covenants. The line of credit expires at September 30, 2003.

Based upon the current backlog, its existing credit line, and cash balance, the Company believes that it has sufficient working capital to fund its operating plans for at least the next twelve months. However, as the Company pursues additional opportunities, the need for additional capital may arise. The Company will evaluate its alternatives when these opportunities arise. The Company has also retained Semaphore Capital Advisors as its investment bankers to help pursue acquisitions and alliances and, if needed, to help raise capital. The Company maintains its cash balance primarily in a money market account for use in operations or in the event that it needs these funds for an acquisition.

There was no significant impact on the Company's operations as a result of inflation for the nine months ended December 31, 2002.

These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended March 31, 2002.

Item 4. Controls and Procedures

The Company adopted disclosure controls and procedures, as called for by the recently adopted legislation and rules of the Securities and Exchange
Commission. Under rules promulgated by the S.E.C., disclosure controls and procedures are defined as "those controls or other procedures of the issuer that are designed to ensure that information required to be disclosed by the issuer in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms." The Chief Executive Officer and the Principal Accounting Officer of the Company evaluated the Company's disclosure controls and procedures at January 31, 2003, and concluded that they are effective.

Furthermore, there were no significant changes in the Company's internal controls, or in other factors that could significantly affect these controls after January 31, 2003, the date of the evaluation by the Chief Executive Officer and the Principal Accounting Officer.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

Part II Other Information

Item 4 Submission of Matters to a Vote of Security Holders

(a) The Annual Meeting of Shareholders was held on December 12, 2002 (the "Annual Meeting").
(b) Not applicable because (i) proxies for the Annual Meeting were not solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934; (ii) there was no solicitation in opposition to management's nominees as listed in the Company's proxy statement; and (iii) all of such nominees were elected.
(c) At the Annual Meeting, the Company's shareholders voted in favor of re-electing management's nominees for election as directors of the Company as follows:

                                              For                 Against
                                              ---                 -------
            Harold K. Fletcher             1,513,534                 0
            George J. Leon                 1,513,534                 0
            Robert J. Melnick              1,513,534                 0
            Jeff C. O'Hara                 1,513,534                 0
            Robert H. Walker               1,513,534                 0

The shareholders also voted all 1,513,534 shares in favor of ratifying the audit committee's appointment of BDO Seidman LLP, as the Company's independent auditors for the fiscal year ending March 31, 2003.

(d) Not applicable

Item 6. Exhibits and Reports on Form 8-K

        a. Exhibits

           None.

        b. Reports on Form 8-K.

           Report on Form 8-KA regarding changes in certifying auditors was submitted on November 20, 2002 under Item 4.

           Report on Form 8-K regarding changes in certifying auditors was submitted on November 20, 2002 under Item 4.

           Report on Form 8-K regarding changes in certifying auditors was submitted on December 11, 2002 under Item 4.

SIGNATURES
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              TEL-INSTRUMENT ELECTRONICS CORP.

Date: February 14, 2002                       By: /s/ Harold K. Fletcher
                                                  ----------------------
                                                  /s/ Harold K. Fletcher
                                                  Chairman and President


Date: February 14, 2002                       By: /s/ Joseph P. Macaluso
                                                  ----------------------
                                                  /s/ Joseph P. Macaluso
                                                  Principal Accounting Officer

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

Date: February 11, 2003                               /s/ Harold K. Fletcher
                                                      ----------------------
                                                      /s/ Harold K. Fletcher
                                                      Chairman and President

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

Date: February 11, 2003                             /s/ Joseph P. Macaluso
                                                    ----------------------
                                                    /s/ Joseph P. Macaluso
                                                    Principal Accounting Officer