Form 10-K
period 2003-03-31
TEL INSTRUMENT ELECTRONICS CORP
filed 2003-07-02
CIK 96885

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the fiscal year                                          Commission File No.
ended March 31, 2003                                              33-18978

                         TEL-INSTRUMENT ELECTRONICS CORP
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

       New Jersey                                       22-1441806
------------------------                    ------------------------------------
(State of incorporation)                    (IRS Employer Identification Number)

       728 Garden Street

    Carlstadt, New  Jersey                                               07072
----------------------------------------                              ----------
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code: (201) 933-1600

Securities registered pursuant to Section 12(b) of the Act:

                None
-----------------------------------------

Securities registered pursuant to Section 12(g) of the Act:

                None
-----------------------------------------

Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X . No .

The aggregate market value of the voting Common Stock (par value $.10 per share) held by non-affiliates on June 9, 2003 was $2,630,505 using the price of the last trade on June 10, 2002.

2,137,801 shares of Common Stock were outstanding as of June 9, 2003.

Total Pages - 53

Exhibit Index - pages 47-49

                                     PART I

Item 1. Business

      General

      Tel-Instrument Electronics Corp ("Tel" or the "Company") is a leading designer and manufacturer of avionics test and measurement solutions for the global commercial air transport, general aviation, and government/military aerospace and defense markets. The company provides instruments to test, measure, calibrate, and repair a wide range of airborne navigation and communication equipment.

      Tel's instruments are used to test navigation and communications equipment installed in aircraft, both on the flight line ("ramp testers") and in the maintenance shop ("bench testers"), and range in list price from $7,900 to $85,000 per unit. Tel continues to develop new products in anticipation of customers' needs. Its development of multifunction testers, for example, has made it easier for customers to perform ramp tests with less training. In recent years the Company has become the dominant manufacturer and supplier of IFF (Identification Friend or Foe) flight line test equipment, discussed below. The Company is currently working on the next generation of IFF test sets in anticipation of U.S. and NATO requirements for more sophisticated IFF testing.

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

      Over the last 6 years, the Company has significantly improved its financial condition, increased revenues, pre-tax profits, and cash balance, firmly established itself as one of the leading suppliers in the avionics test equipment industry, and improved its market position.

      For the year ended March 31, 2003, revenues increased 22% to $11,861,387 and income before taxes increased 8% to $1,706,786. Deliveries of the AN/APM-480 IFF Transponder Test Set to the U.S. Navy continued and accounted for 49% of total sales for the year end March 31, 2003. In August 1997, the Company received notice that it was awarded a major contract from the U.S. Navy, which included options for up to 1,300 units. In February 2003, the U.S. Navy exercised the remaining options for $1,450,000. The Company has thus received orders for all 1,300 units under the contract. The Company has shipped 923 units through March 31, 2003 and expects shipments under this contract to continue until the fourth quarter of fiscal year 2004. The Company continues to invest heavily in new product development to meet the expected demands of its customers and remain one of the leaders in the industry. The Company recently introduced the TR-220, a multi-function ramp test set, which is being favorably received by the marketplace.

Item 1. Business

      While the Company remained profitable in fiscal year 2003, administrative and engineering expenses increased over the prior year as the company developed new products, and strengthened its management team with the addition of a new chief operating officer (COO) along with additions to its sales and marketing team and its engineering group.

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

      The table below sets forth the composition of Tel's sales for the last three fiscal years.

                                 Commercial     Government       Total
                                 ----------     ----------       -----

      March 31, 2003             $2,486,205     $9,375,182     $11,861,387
      March 31, 2002             $1,981,298     $7,749,783     $ 9,731,081
      March 31, 2001             $3,033,281     $4,475,620     $ 7,508,901

      The Company has an exclusive distribution agreement with Muirhead Avionics and Accessories, Ltd, based in the United Kingdom, to represent the Company in parts of Europe. Tel also sells its products through exclusive distributors in Australia, New Zealand, Spain, and Portugal, and is exploring distribution in other areas.

      Foreign commercial sales are made direct, through American export agents, or the Company's international distributors at a discount reflecting the 20% selling commission under written or oral, year-to-year arrangements. For the years ended March 31, 2003, 2002, and 2001, foreign commercial sales were 24%, 20%, and 17%, respectively, of total commercial sales.

      During fiscal year 2003 foreign government sales included $786,000 for the DME/P bench test sets sold to its Italian customer, representing 8% of government sales for fiscal year 2003.

      Domestic commercial sales are made directly or through distributors. No direct commercial customer accounted for more than 10% of commercial sales in fiscal years

      2003, 2002, and 2001. There are no written agreements with domestic distributors, who receive a 15%-20% discount for stocking, selling and, in some cases, supporting these products. Tel gives a 5% to 10% discount to non-stocking distributors, and independent sales representatives, depending on their sales volume and promotional effort. One domestic distributor (Avionics International) accounted for approximately 13%, 19%, and 29% of commercial sales for the years ended March 31, 2003, 2002, and 2001, respectively. In addition, another domestic distributor (Aero Express) which began working with the Company during fiscal year 2003 accounted for 26% of commercial sales for fiscal year 2003.

      Set forth below is Tel's backlog at March 31, 2003, 2002, and 2001.

                                Commercial     Government         Total
                                ----------     ----------         -----

      March 31, 2003              $869,930     $ 6,072,504     $ 6,942,434
      March 31, 2002              $186,690     $ 8,346,557     $ 8,533,247
      March 31, 2001              $633,761     $13,029,317     $13,663,078

      Tel believes that most of the backlog at March 31, 2003 will be delivered during the next 12-18 months.

      Reduction in backlog is a result of having delivered approximately 71% of the 1,300 units ordered by the U.S. Navy for the AN/APM-480 IFF test sets. Historically, orders received by the Company are received and shipped within the year and, as such, are not reflected within the above schedule.

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

      Civilian Markets

      The general aviation market consists of some 1,000 repair and maintenance service shops, at private and commercial airports in the United States, which purchase test equipment to assist in the repair of aircraft electronics. The commercial aviation market consists of approximately 80 domestic and foreign commercial airlines.

      The civilian market for avionic test equipment is dominated by three manufacturers, including Tel, IFR, a division of Aeroflex, Inc., and JC Air, a division of Goodrich Corporation. This market is relatively small and highly competitive. Tel has been successful because of its high quality products, competitive prices, and responsive service.

      Tel also provides customers with calibration and repair services.

      The Company has entered into distribution arrangements with Muirhead to distribute in parts of Europe and with Milspec Services in Australia and New Zealand. Additionally, the Company entered into an agreement with M.P.G. Instruments s.r.l., wherein this distributor will have the exclusive sales rights for DME/P ramp and bench test units. The Company continues to explore additional marketing opportunities in other parts of the world.

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

      Military Markets

      The military market is large, but is dominated by large corporations with substantially greater resources than Tel. Tel competitively bids for government contracts on the basis of the uniqueness of its products and "small business set asides" (i.e., statutory provisions requiring the military to entertain bids only from statutorily defined small businesses), and on bids for sub-contracts from major government suppliers. The military market consists of many independent purchasing agencies.

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

      Engineering, Research and Development

      In the fiscal years ended March 31, 2003, 2002, and 2001, Tel spent $1,601,493, $1,521,219, and $1,047,305, respectively, on the engineering, research and development of new and improved products. None of these amounts was sponsored by customers. Tel's management believes that continued and increased expenditures for engineering, research and development are necessary to enable Tel to expand its sales and profits.

      The increase in expenditures is the result of an increase in staff and an increase in the Company's development efforts. Engineering, research and development expenditures in 2003 were directed to the next generation of IFF test sets, the development of a multi-function commercial bench tester, and to new products for other targeted markets, such as the T-36C, TR-220, and T-47S. The Company owns all of these designs.

      Personnel

      At June 9, 2003, Tel had 26 employees in manufacturing, materials management, and quality assurance, 11 in administration and sales, and 12 in research and development, none of whom belongs to a union. While the job market is tight for technical personnel, Tel has generally been able to add personnel as required. At June 9, 2003, the Company utilized 10 part-time individuals in manufacturing and several part-time consultants on an as needed basis.

Item 2. Properties

      The Company leases 19,564 square feet in Carlstadt, New Jersey as its manufacturing plant and administrative offices, pursuant to a ten-year lease expiring in February, 2011 (see Note 11 to the Financial Statements). Tel is unaware of any environmental problems in connection with its location and, because of the nature of its manufacturing activities, does not anticipate such problems.

Item 3. Pending Legal Proceedings

      The Company has appealed the U.S. Army's award of a significant contract to another contractor. The Company believes it has a meritorious claim, but no opinion can be given about the outcome of the appeal which is pending in the United States Court of Federal Appeals.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters Market Information

      There has been no established public trading market for Registrant's Common Stock. Subsequent to the public offering of the Company's Common Stock in December 1988, the Common Stock has traded sporadically in the over-the-counter market. During the fiscal year ended March 31, 2003, the Company's Common Stock had the high and low closing prices of $2.50 and $1.70, respectively. These quotations reflect inter-dealer prices, without retail markup or commission, and may not necessarily represent actual transactions. On June 9, 2003, the bid was $2.30 and the ask was $2.50.

      During fiscal year 2003, the Company issued 2,450 shares of common stock upon exercise of stock option grants pursuant to its 1998 Stock Option Plan (see Note 13 to the Financial Statements). All of the shares were issued pursuant to the exemption from registration requirements pursuant to Section 4(2) of the Securities Act of 1933 as amended.

      Approximate Number of Equity Security Holders

                                                             Number of Holders
                                                              on Record as of
           Title of Class                                      March 31, 2003
           --------------                                    -----------------

      Common Stock, par value                                        807
        $.10 per share

      Dividends

      Registrant has not paid dividends on its Common Stock and does not expect to pay such dividends in the foreseeable future.

Item 6. Selected Financial Data

                        TEL-INSTRUMENT ELECTRONICS CORP.
                        SUMMARY OF FINANCIAL INFORMATION

                                                                                 Years Ended March 31,
                                                         --------------------------------------------------------------------
                                                             2003          2002          2001          2000           1999
                                                             ----          ----          ----          ----           ----
      Statement of Income Data:
         Sales                                           $ 11,861,387   $ 9,731,081   $ 7,508,901   $ 5,130,782   $ 3,484,499

         Cost of sales                                      5,738,729     4,684,147     3,704,572     2,489,769     1,559,992
                                                         ------------   -----------   -----------   -----------   -----------

         Gross Margin                                    $  6,122,658   $ 5,046,934   $ 3,804,329   $ 2,641,013   $ 1,924,507

         Operating costs and expenses:
         Selling, general and administrative                2,803,498     1,858,843     1,622,881     1,165,844       920,547
         Engineering, research & development                1,601,493     1,521,219     1,047,305     1,051,833     1,204,077
                                                         ------------   -----------   -----------   -----------   -----------
                                                            4,404,941     3,380,062     2,670,186     2,217,677     2,124,624

         Income (loss) from operations                      1,717,667     1,666,872     1,134,143       423,336      (200,117)
                                                         ------------   -----------   -----------   -----------   -----------

         Other expenses, net                                  (10,881)      (81,183)      (95,026)      (64,378)      (44,149)
                                                         ------------   -----------   -----------   -----------   -----------

         Diluted income/(loss) before income taxes          1,706,786     1,585,689     1,039,117       358,958      (244,266)

         Income tax expense (benefit)                         702,796       557,999      (295,888)     (241,595)      (97,585)
                                                         ------------   -----------   -----------   -----------   -----------

         Net income (loss)                               $  1,003,990   $ 1,027,690   $ 1,335,005   $   600,553     ($146,681)
                                                         ============   ===========   ===========   ===========   ===========

         Diluted income/(loss) per common share          $       0.47   $      0.48   $      0.63   $      0.28        ($0.07)
                                                         ============   ===========   ===========   ===========   ===========

                                                                                 Years Ended March 31,
                                                         --------------------------------------------------------------------
                                                             2003          2002          2001          2000           1999
                                                             ----          ----          ----          ----           ----
      Balance Sheet Data:
        Working capital                                    $4,154,887    $3,154,081    $1,766,360    $  921,130    $  507,582

         Total assets                                       7,311,177     6,233,572     5,934,646     3,932,765     2,218,508

         Long-term debt                                        71,069       152,183       218,345       301,682       266,486

         Stockholders' equity                               4,907,874     3,900,794     2,862,348     1,522,047       919,093

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

      Warranty reserves - warranty reserves are based upon historical rates and specific items that are identifiable and can be estimated at time of sale. While warranty costs have historically been within our expectations and the provisions established, future warranty costs could be in excess of our warranty reserves. A significant increase in these costs could adversely affect our operating results for the period and the periods these additional costs materialize. Warranty reserves are adjusted from time to time when actual warranty claim experience differs from estimates.

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

      Results of Operations 2003 Compared to 2002

      Overview

      In fiscal year 2003 the Company continued the six-year growth in sales and income before taxes. Net income in 2002 was affected by a lower effective tax rate as a result of higher tax credits. See discussion under "Income Taxes" for fiscal year 2002.

      For the year ended March 31, 2003 sales increased 21.9% to $11,861,387 and net income before taxes increased 7.6% to $1,706,786. Deliveries of the AN/APM 480 IFF Transponder Test Set to the U.S. Navy continued and accounted for 49% of total sales

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

      Results of Operations 2003 Compared to 2002

      Overview (continued)

      for the year ended March 31, 2003. In February 2003, the U.S. Navy exercised the remaining options for additional units valued at $1,450,000. The Company has received orders for all 1,300 units under the contract and has shipped 923 units through March 31, 2003. Shipments under this contract should continue until the fourth quarter of fiscal year 2004. This program firmly established the Company as one of the leading suppliers in the avionics test equipment industry, and improved its market position.

      The Company continues to invest heavily in new product development to meet the expected demands of its customers and remain one of the leaders in the industry. The Company continues its work on the next generation of IFF test sets in anticipation of U.S. and NATO requirements for more sophisticated IFF testing and believes that most of the AN/APM-480's will need to be upgraded in the future to accommodate this more sophisticated IFF testing. The Company recently introduced the TR-220, a Multi-Function ramp test set, and the T-36C Nav/Comm ramp test set, into the commercial market. The T-47S and the T-47G Multi-Function ramp testers were introduced into the military market. The Company also continues development of a new bench test set.

      Exploration of opportunities in other government and commercial markets continues in an attempt to broaden the Company's product line, and continues with Semaphore Capital Advisors LLC to pursue acquisitions and alliances of compatible businesses or technologies.

      Sales

      The growth in sales continued in fiscal year 2003. For the year ended March 31, 2003, net sales increased $2,130,306 (21.9%) as compared to the year ended March 31, 2002. Government sales increased $1,625,399 (20.9%) to $9,375,182 as compared to $7,749,783 for the prior fiscal year. The increase in government sales is mainly attributed to the shipment of the AN/APM-480 to the U.S. Navy, which accounted for 49% of the total sales for the current fiscal year as compared to 54% of total sales for the previous fiscal year. Government sales also increased as a result of sales of the AN/APM-480 to other customers and the shipment of the DME/P bench test sets ($786,000) to its Italian customer. These increases were partially offset by a decline in sales in the Company's other government products.

      Commercial sales increased $504,907 (25.5%) to $2,486,205 for the fiscal year ended

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

      Results of Operations 2003 Compared to 2002

      Sales (continued)

      March 31, 2003 as compared to $1,981,298 for the fiscal year ended March 31, 2002. This increase is primarily the result of an increase in sales of the Company's T-49C Transponder/TCAS ramp test set, as a result of a sales promotion and the introduction of the TR-220 Multi-Function test set. However, the commercial market remains weak, primarily as a result of the weak financial position of most commercial airlines.

      Gross Margin

      Gross margin dollars increased $1,075,724 (21.3%) for the fiscal year ended March 31, 2003 as compared to the same period last year. This increase, for the most part, is attributed to the increase in sales volume, higher prices for some units of the AN/APM-480, and, to a lesser extent, to production efficiencies obtained as a result of the higher volume, partially offset by a slight increase in manufacturing overhead and an increase in warranty costs. Gross margin as a percentage of sales was also slightly lower due to the lower gross profit on the T-760 DME/P bench test sets and the increase in warranty costs. The gross margin percentage for the fiscal year ended March 31, 2003 was 51.6% as compared to 51.9% for the fiscal year ended March 31, 2002.

      Operating Expenses

      Selling, general and administrative expenses increased $944,655 (50.8%) for the fiscal year ended March 31, 2003 as compared to the fiscal year ended March 31, 2002. This increase is attributed to a higher level of sales and marketing activities, and the additions of a Director of Business Development, a Customer Support Manager, and a new sales representative. Selling, general and administrative expenses also increased as a result of higher travel expenses, legal and audit fees, and investment-banking services. Some of these additional expenses are non-recurring. The Company also strengthened its staff with the addition of a new Chief Operating Officer (COO), and fiscal year 2003 expenses include salary, recruitment, and relocation costs for the COO. The addition of these personnel will add to the Company's expenses, but management believes these additions are necessary for the Company to continue its growth and diversification and to provide for an orderly succession of key personnel.

      Engineering, research and development expenses increased $80,274 (5.3%) for the same period. The higher level of expenditures is associated with an increase in research and development activities, including the development of the TR-220 Multi-Function ramp test set, enhancements of existing products, including the T-36C, T-47G, and the T-49C, as well as continued effort on the next generation of IFF test sets. Fiscal year 2002 expenses were lower as a result of a customer funded program. These costs were charged to cost of sales in fiscal year 2003 when the program was completed.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

      Results of Operations 2003 Compared to 2002

      Income Taxes

      Income taxes increased $144,797 for the fiscal year ended March 31, 2003 as compared to the same period last year. This increase is a result of an improvement in the Company's income and the change in deferred taxes. The provision for income taxes represents the effective federal and state tax rate on the Company's income before taxes. The Company has used up all its net operating loss carryforward and will pay federal taxes this fiscal year.

      Results of Operations 2002 Compared to 2001

      Overview

      For the year ended March 31, 2002 sales increased 29.6% to $9,731,081 and net income before taxes increased 52.6% to $1,585,689 from $1,039,117. During fiscal year 2002 shipments of the AN/APM-480 IFF Transponder Set Test (TSTS) to the U.S. Navy represented 54% of total sales. The company has received orders for 1,059 units and there are 241 units remaining subject to the U.S. Navy's option under the contract. Any options not exercised by February 11, 2003 will then expire. A total of 520 have been shipped and revenue recognized as of March 31, 2002. The balance of the units ordered by the U.S. Navy should be shipped within the next 12-18 months. The Company increased research and development expenditures in order to develop new products for future sales including the T-47S test set, a commercial bench test set, and new products for other targeted markets. The Company also continues work on the next generation of IFF test sets. As a result of the continuing improvement in operating results, the Company's financial position has significantly improved.

      The Company continues to actively pursue avionics test opportunities in both the commercial and government markets, both domestically and internationally, and is also exploring opportunities in other government and commercial markets in order to broaden the Company's product and market base.

      Sales

      Sales increased $2,222,180 (29.6%) to $9,731,081 for the year ended March 31, 2002 compared to the year ended March 31, 2001. This continued the growth of sales over the last five years.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

      Results of Operations 2002 Compared to 2001

      Sales (continued)

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

      Engineering, research and development expenses increased $473,914 (45.3%) for the year ended March 31, 2002 as compared to last fiscal year. The higher level of expenditures results from completing the design of the T-47S test set, continuing development of a commercial bench test set, new products for other targeted markets, and enhancements to existing products. The Company has also begun work on the next generation of IFF test sets.

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

      Results of Operations 2002 Compared to 2001

      Income Taxes (continued)

      the reduction of its deferred tax valuation allowance and other items and credited this amount to benefit from income taxes. The Company does not for fiscal year 2002 and did not for fiscal year 2001 have a significant federal tax liability (see Note 9 to the Financial Statements).

      Although income before taxes was $546,572 higher in fiscal year 2002, than in fiscal year 2001, income after taxes declined in fiscal year 2002 as a result of crediting the 2001 tax provision, which included a benefit from a change in the valuation allowance in accordance with FASB 109.

      Tel has used up its net operating losses through March 31, 2002 and has, therefore, not paid significant federal income taxes. Tel will begin to pay federal income taxes in fiscal year 2003.

      Liquidity and Capital Resources

      At March 31, 2003, the Company had positive working capital of $4,154,887 as compared to $3,154,081 at March 31, 2002. For the year ended March 31, 2003, the Company generated cash from operations in the amount of $875,568 as compared to $1,378,566 in the prior fiscal year. This decrease in cash from operations is primarily attributed to the increase in accounts receivable partially offset by an increase in accounts payable and taxes payable and a reduction in inventories.

      The Company increased its line of credit to $1,750,000 from Fleet Bank in November 2002. The line of credit bears an interest rate of 0.5% above the lender's prevailing base rate, which is payable monthly, based upon the outstanding balance. The Company does not pay to maintain this open line. At March 31, 2003, the Company had no outstanding balance. The line of credit is collateralized by substantially all of the assets of the Company. The credit facility requires the Company to maintain certain financial covenants. As of March 31, 2003, the Company was in compliance with all financial covenants. The line of credit expires at September 30, 2003.

      Based upon its current backlog, its existing bank line, and cash balance, the Company believes that it has sufficient working capital to fund its operating plans for at least the next twelve months. However, as the Company pursues additional opportunities, the need for additional capital may arise. The Company will evaluate its alternatives when these opportunities arise. The Company has also retained Semaphore Capital advisors as its investment bankers to help pursue acquisitions and alliances and, if needed, to help raise capital. The Company maintains its cash balance primarily in a money market account for use in operations or in the event that it needs these funds for an acquisition. Interest on this amount has improved over fiscal year 2002.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

      Liquidity and Capital Resources (continued)

      There was no significant impact on the Company's operations as a result of inflation for the fiscal year ended March 31, 2003.

      In January 2003, the FASB issued FASB interpretation No. 46. Consolidation of Variable Interest Entities ("FIN 46"). FIN 46 provides new guidance of the consolidation of variable interest entities for which the voting interest model is difficult to apply. Many variable interest entities have commonly been referred to as special-purpose entities or off-balance sheet structures. The new guidance, however, applies to a larger population of entities. The company believes that the adoption of FIN 46 will not have a material impact on the Company's financial position or results of operations.

Item 7A. Qualitative and Quantitative Disclosures About Market Risk

      The Company, at this time, is generally not exposed to financial market risks, including changes in interest rates, foreign currency exchange rates, and marketable equity security prices.

Item 8. Financial Statements and Supplementary Data

                                                                       Pages
                                                                       -----

      (1)   Financial Statements:

            Report of Independent Certified Public                       17
              Accountants - BDO Seidman, LLP

            Report of Independent Accountants -                          18
              PricewaterhouseCoopers, LLP

            Balance Sheets - March 31, 2003 and 2002                     19

            Statements of Income - Years Ended                           20
              March 31, 2003, 2002 and 2001

            Statements of Changes in Stockholders'                       21
              Equity - Years Ended March 31,
              2003, 2002 and 2001

            Statements of Cash Flows - Years Ended                       22
              March 31, 2003, 2002 and 2001

            Notes to Financial Statements                               23-37

      (2)   Financial Statement Schedule:

            II - Valuation and Qualifying Accounts                       38

      Financial statement schedules not included in this annual report on Form 10-K have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Report of Independent Certified Public Accountants

      The Board of Directors and Stockholders of
      Tel-Instrument Electronics Corp
      Carlstadt, New Jersey

      We have audited the accompanying balance sheet of Tel-Instrument Electronics Corp as of March 31, 2003 and the related statements of income, stockholders' equity and cash flows for the year then ended. We have also audited the schedule listed in the accompanying index. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

      We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tel-Instrument Electronics Corp as of March 31, 2003, and the results of its operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

      Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.

      BDO Seidman, LLP
      Woodbridge, New Jersey

      May 30, 2003

Report of Independent Accountants

      To the Stockholders and Board of Directors of Tel-Instrument Electronics Corp

      In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Tel-Instrument Electronics Corp (the "Company") at March 31, 2002 and March 31, 2001, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2002, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule included in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      PricewaterhouseCoopers LLP

      Florham Park, New Jersey
      June 13, 2002

TEL-INSTRUMENT ELECTRONICS CORP

Balance Sheets

                                      ASSETS                                                     March 31, 2003    March 31, 2002
                                                                                                 --------------    --------------
      Current assets:
              Cash and cash equivalents                                                            $1,680,124        $ 1,198,191
              Accounts receivable, net of allowance for doubtful
                 accounts of $36,598 at March 31, 2003 and 2002                                     1,966,815            937,849
              Inventories, net                                                                      2,262,147          2,481,680
              Prepaid expenses and other current assets                                                42,587             47,956
              Deferred income tax benefit - current                                                   535,448            669,000
                                                                                                   ----------        -----------
                   Total current assets                                                             6,487,121          5,334,676

      Equipment and leasehold improvements, net                                                       726,594            822,010
      Other assets                                                                                     97,462             76,886
                                                                                                   ----------        -----------

      Total assets                                                                                 $7,311,177        $ 6,233,572
                                                                                                   ==========        ===========
                      LIABILITIES AND STOCKHOLDERS' EQUITY

      Current liabilities:
            Convertible note payable - related party - current portion                             $  200,000        $   250,000
            Convertible subordinated note - related party                                               7,500              7,500
            Capitalized lease obligations - current portion                                            28,637            108,845
            Accounts payable                                                                          503,216            212,126
            Deferred revenues                                                                          51,203            518,103
            Accrued payroll, vacation pay and payroll withholdings                                    436,630            399,437
            Accrued expenses - related parties                                                        115,455            149,370
            Income taxes payable                                                                      103,924             37,356
            Other accrued expenses                                                                    885,669            497,858
                                                                                                   ----------        -----------
                   Total current liabilities                                                        2,332,234          2,180,595

      Convertible note payable - related party                                                         50,000            100,000
      Capitalized lease obligations - excluding current portion
                                                                                                       21,069             52,183
                                                                                                   ----------        -----------
                   Total liabilities                                                                2,403,303          2,332,778

      Commitments and contingencies                                                                      --                 --

      Stockholders' equity
             Common stock, par value $.10 per share, 2,135,801 and 2,133,351
                 issued and outstanding as of March 31, 2003 and 2002, respectively                   213,583            213,338
             Additional paid-in capital                                                             3,944,812          3,941,967
             Retained earnings (accumulated deficit)                                                  749,479           (254,511)
                                                                                                   ----------        -----------

                   Total stockholders' equity                                                       4,907,874          3,900,794
                                                                                                   ----------        -----------

            Total liabilities and stockholders' equity                                             $7,311,177        $ 6,233,572
                                                                                                   ==========        ===========

The accompanying notes are an integral part of the financial statements

TEL-INSTRUMENT ELECTRONICS CORP

Statements of Income

                                                                                        For the years ended March 31,
                                                                                        -----------------------------
                                                                                  2003              2002              2001
                                                                                  ----              ----              ----

      Sales - commercial, net                                                $  2,486,205       $ 1,981,298       $ 3,033,281
      Sales - government, net                                                   9,375,182         7,749,783         4,475,620
                                                                             ------------       -----------       -----------

                    Total Sales                                                11,861,387         9,731,081         7,508,901

      Cost of sales                                                             5,738,729         4,684,147         3,704,572
                                                                             ------------       -----------       -----------

                    Gross margin                                                6,122,658         5,046,934         3,804,329

      Operating expenses:
        Selling, general and administrative                                     2,803,498         1,858,843         1,622,881
        Engineering, research and development                                   1,601,493         1,521,219         1,047,305
                                                                             ------------       -----------       -----------

                    Total operating expenses                                    4,404,991         3,380,062         2,670,186
                                                                             ------------       -----------       -----------

                       Income from operations                                   1,717,667         1,666,872         1,134,143

      Other income/(expense):
                    Interest income                                                48,509            15,103            23,877

                    Interest expense                                              (17,832)          (52,361)          (78,478)

                    Interest  expense -  related parties                          (41,558)          (43,925)          (40,425)
                                                                             ------------       -----------       -----------

      Income before income taxes                                                1,706,786         1,585,689         1,039,117

      Income tax expense (benefit)                                                702,796           557,999          (295,888)
                                                                             ------------       -----------       -----------

         Net income                                                          $  1,003,990       $ 1,027,690       $ 1,335,005
                                                                             ============       ===========       ===========

      Income per common share:
                    Basic                                                    $       0.47       $      0.48       $      0.63
                                                                             ============       ===========       ===========
                    Diluted                                                  $       0.47       $      0.48       $      0.63
                                                                             ============       ===========       ===========

      Weighted average number of shares outstanding
                Basic                                                           2,135,597         2,127,782         2,115,134
                                                                             ============       ===========       ===========
                Diluted                                                         2,139,681         2,159,986         2,117,686
                                                                             ============       ===========       ===========

The accompanying notes are an integral part of the financial statements.

TEL-INSTRUMENT ELECTRONICS CORP

Statements Of Changes In Stockholders' Equity

                                                                 Common Stock
                                                               Number of Shares            Additional
                                                     ----------------------------------      Paid-In       Retained
                                                     Authorized     Issued       Amount      Capital       Earnings         Total
                                                     ----------     ------       ------      -------       --------         -----

 Balances  at March 31, 2000                          4,000,000    2,113,290    $211,332    $3,927,921    $(2,617,206)    $1,522,047

 Net income                                                                                                 1,335,005      1,335,005
 Issuance of common stock in connection
  with the exercise of  stock options                                 11,061       1,106         4,190                         5,296
                                                      ---------    ---------    --------    ----------    -----------     ----------

 Balances  at March 31, 2001                          4,000,000    2,124,351     212,438     3,932,111     (1,282,201)     2,862,348

 Net income                                                                                                 1,027,690      1,027,690
 Issuance of common stock upon conversion
  of convertible subordinated note                                     5,000         500         7,000                         7,500
 Issuance of common stock in connection
  with the exercise of stock options                                   4,000         400         2,856                         3,256
                                                      ---------    ---------    --------    ----------    -----------     ----------

 Balances  at March 31, 2002                          4,000,000    2,133,351     213,338     3,941,967       (254,511)     3,900,794

Net Income                                                                                                  1,003,990      1,003,990
Issuance of common stock in connection
   with the exercise of stock options                                  2,450         245         2,845                         3,090
                                                      ---------    ---------    --------    ----------    -----------     ----------

Balances  at March 31, 2003                           4,000,000    2,135,801    $213,583    $3,944,812    $   749,479     $4,907,874
                                                      =========    =========    ========    ==========    ===========     ==========

The accompanying notes are an integral part of the financial statements.

TEL-INSTRUMENT ELECTRONICS CORP

Statements of Cash Flows

                                                                                             For the years ended March 31,
                                                                                             -----------------------------
                                                                                        2003              2002              2001
                                                                                        ----              ----              ----
Cash flows from operating activities:
    Net income                                                                      $ 1,003,990       $ 1,027,690       $ 1,335,005
    Adjustments to reconcile net income to cash
       provided by operating activities:
          Deferred income taxes                                                         133,551           462,599          (393,500)
          Depreciation                                                                  247,677           210,489           129,887
          Provision for losses on accounts receivable                                        --            25,000                --
          Provision for inventory obsolescence                                           27,500            12,517            28,672
          Changes in assets and liabilities:
         (Increase) decrease in accounts receivable                                  (1,028,966)          301,534          (164,958)
         Decrease (increase) in inventories                                             192,033          (142,549)         (893,435)
         Decrease (increase) in prepaid expenses and other assets                        17,936           (21,837)           10,726
         Increase (decrease) in accounts payable                                        291,090          (730,047)          195,310
              Increase (decrease) in taxes payable                                       66,568           (25,859)           63,215
         (Decrease) increase in deferred revenues, and other
                accrued expenses                                                        (75,811)          259,029           414,942
                                                                                    -----------       -----------       -----------

         Net cash provided by operating
                 activities                                                             875,568         1,378,566           725,864
                                                                                    -----------       -----------       -----------

Cash flows from investing activities:
   Additions to equipment and leasehold improvements                                   (152,261)         (238,603)         (396,057)
   Increase in cash surrender value of life insurance                                   (33,142)          (24,083)           (5,000)
                                                                                    -----------       -----------       -----------

            Net cash used in investing activities                                      (185,403)         (262,686)         (401,057)
                                                                                    -----------       -----------       -----------

Cash flows from financing activities:
   Proceeds from exercise of warrants and options                                         3,090             3,256             5,296
   Repayment of convertible notes payable                                              (100,000)               --                --
   Repayment of line of credit                                                               --          (250,000)               --
   Repayment of capitalized lease obligations                                          (111,322)         (104,383)          (69,501)
                                                                                    -----------       -----------       -----------

            Net cash used in financing activities                                      (208,232)         (351,127)          (64,205)
                                                                                    -----------       -----------       -----------

Net increase in cash and cash equivalents                                               481,933           764,753           260,602

Cash and cash equivalents,  beginning of year                                         1,198,191           433,438           172,836
                                                                                    -----------       -----------       -----------

Cash and cash equivalents,  end of year                                             $ 1,680,124       $ 1,198,191       $   433,438
                                                                                    ===========       ===========       ===========

Supplemental information:
   Taxes paid                                                                       $   488,029       $   140,314       $    34,157
                                                                                    ===========       ===========       ===========
   Interest paid                                                                    $   104.423       $    69,757       $    80,730
                                                                                    ===========       ===========       ===========
   Assets acquired through capitalized leases                                       $        --       $   119,240       $    57,614
                                                                                    ===========       ===========       ===========

The accompanying notes are an integral part of the financial statements.

TEL-INSTRUMENT ELECTRONICS CORP

Notes To Financial Statements

1.    Business, Organization, and Liquidity

      Business and Organization:

      Tel-Instrument Electronics Corp ("Tel" or the "Company") has been in business since 1947. The Company is a leading designer and manufacturer of avionics test and measurement instruments for the global, commercial air transport, general aviation, and government/military aerospace and defense markets. Tel-Instrument provides instruments to test, measure, calibrate, and repair a wide range of airborne navigation and communication equipment. The Company sells its equipment to both domestic and international markets.

2.    Summary of Significant Accounting Policies

      Revenue Recognition:

      Revenues are recognized at the time of shipment to, or acceptance by customer provided title and risk of loss is transferred to the customer. Provisions, when appropriate, are made where the right to return exists. Revenues under service contracts are recognized when the services are performed.

      Shipping and handling costs charged to customers are not material.

      Payments received prior to the delivery of units or services performed are recorded as deferred revenues on the accompanying balance sheets.

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

TEL-INSTRUMENT ELECTRONICS CORP

2.    Summary of Significant Accounting Policies (continued)

      Concentrations of Credit Risk:

      Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable. The Company's customer base is primarily comprised of airlines, distributors, and the U.S. Government. As of March 31, 2003, the Company believes it has no significant risk related to its concentration within its accounts receivable. (See Note 12 to Financial Statements).

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

      Equipment and Leasehold Improvements:

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

      Income Per Common Share:

      The Company's basic income per share is based on net income for the relevant period, divided by the weighted-average number of common shares outstanding during the period. Diluted income per share is based on net income for the relevant period, divided by the weighted average number of common shares outstanding during the period, including common share equivalents, such as outstanding stock options using the treasury stock method. Incremental shares of 189,000, 13,200 and 74,650 related to stock options were excluded from the diluted earnings per share calculation for the years ended March 31, 2003, 2002 and 2001, respectively, since they were antidilutive.

TEL-INSTRUMENT ELECTRONICS CORP

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

      Stock Option Plan:

      The Company accounts for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123 and 148, "Accounting for Stock-Based Compensation" ("SFAS 123 and 148"). Under SFAS 123 and 148 the Company provides pro forma net income and pro forma earnings per share disclosures for employee stock option grants made since fiscal 1996 as if the fair-value-based method as defined in SFAS No. 123 had been applied. The Company did not plan to adopt the fair value based method prescribed by SFAS No. 123.

      The per share weighted-average fair value of stock options granted for the years 2003, 2002, and 2001 were $1.01, $1.67, and $2.02, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: expected dividend yield of 0.0%, risk-free interest rate of 3.5% in 2003 and 5% in 2002 and 2001, volatility factor of 50% in 2003 and 135% in 2002 and 2001, and an expected life of 5 years. Had the Company determined compensation cost based on the fair market value at the grant date for its stock options under SFAS No. 123, the pro forma amounts are indicated below:

                                                                2003            2002              2001
                                                                ----            ----              ----

      Net income  - as reported                             $ 1,003,990     $ 1,027,690      $ 1,335,005
      Less fair value of stock options                          (47,044)        (55,316)         (27,000)
                                                             ----------      ----------      -----------
      Net income - pro forma                                    956,946         972,374        1,308,005
                                                             ==========      ==========      ===========

      Basic earnings per share - as reported                       0.47            0.48             0.63
      Basic earnings per share - pro forma                         0.45            0.46             0.62

      Diluted earnings per share - as reported                     0.47            0.48             0.63
      Diluted earnings  per share - pro forma                      0.45            0.45             0.62

TEL-INSTRUMENT ELECTRONICS CORP

2.    Summary of Significant Accounting Policies (continued)

      Long-Lived Assets To Be Disposed Of:

      The company follows SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The standard provides accounting and reporting requirements for the impairment of all long-lived assets (including discontinued operations) and it also extends the reporting requirements for discontinued operations of APB 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," to all components of an entity. The primary purpose of SFAS No. 144 is to establish guidelines to create a consistent accounting model for the impairment of long-lived assets to be disposed of and to clarify some implementation issues of SFAS No. 121. No impairment losses have been recorded through March 31, 2003.

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

      Accounts Receivable:

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

      Warranty Reserve:

      Warranty reserves are based upon historical rates and specific items that are identifiable and can be estimated at time of sale. While warranty costs have historically been within our expectations and the provisions established, future warranty costs could be in excess of our warranty reserves. A significant increase in these costs could adversely affect our operating results for the period and the periods these additional costs materialize. Warranty reserves are adjusted from time to time when actual warranty claim experience differs from estimates.

TEL-INSTRUMENT ELECTRONICS CORP

2.    Summary of Significant Accounting Policies (continued)

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

      New Accounting Pronouncements:

      In January 2003, the FASB issued FASB interpretation No. 46. Consolidation of Variable Interest Entities ("FIN 46"). FIN 46 provides new guidance of the consolidation of variable interest entities for which the voting interest model is difficult to apply. Many variable interest entities have commonly been referred to as special-purpose entities or off-balance sheet structures. The new guidance, however, applies to a larger population of entities. The company believes that the adoption of FIN 46 will not have a material impact on the Company's financial position or results of operations.

TEL-INSTRUMENT ELECTRONICS CORP

3.    Accounts Receivable

      The following table sets forth the components of accounts receivable:

                                                            March 31,
                                                            ---------
                                                      2003             2002
                                                      ----             ----

      Government                                  $ 1,448,337       $ 735,757
      Commercial                                      555,076         238,690
      Less: Allowance for doubtful accounts           (36,598)        (36,598)
                                                  -----------       ---------

                                                  $ 1,966,815       $ 937,849
                                                  ===========       =========

4.    Inventories

      Inventories consist of:

                                                            March 31,
                                                            ---------
                                                      2003             2002
                                                      ----             ----

      Purchased parts                             $ 1,074,442     $   913,917
      Work-in-process                               1,289,578       1,584,701
      Finished  goods                                  10,940          68,375
      Less: Reserve for obsolescence                 (112,813)        (85,313)
                                                  -----------     -----------

                                                  $ 2,262,147     $ 2,481,680
                                                  ===========     ===========

      Work-in-process inventory includes $770,081 and $1,390,960 for government contracts at March 31, 2003 and 2002, respectively.

5.    Equipment and Leasehold Improvements

      Equipment and leasehold improvements consist of the following:

                                                            March 31,
                                                            ---------
                                                      2003             2002
                                                      ----             ----

      Leasehold Improvements                     $    347,737     $    328,372
      Machinery and equipment                         988,314          900,710
      Automobiles                                      16,514           16,514
      Sales equipment                                 272,478          239,041
      Assets under capitalized leases                 367,623          367,623
      Less:   Accumulated depreciation             (1,266,072)      (1,030,250)
                                                 ------------     ------------

                                                 $    726,594     $    822,010
                                                 ============     ============

TEL-INSTRUMENT ELECTRONICS CORP

6.    Accrued Expenses

      Accrued payroll, vacation pay and payroll withholdings consist of the following:

                                                            March 31,
                                                            ---------
                                                      2003             2002
                                                      ----             ----

      Accrued profit sharing                       $212,743          $223,876
      Accrued vacation pay                          160,779           123,432
      Accrued salary and payroll taxes               63,108            52,129
                                                   --------          --------

                                                   $436,630          $399,437
                                                   ========          ========

      Accrued payroll, vacation pay and payroll withholdings includes $146,834 and $41,450 at March 31, 2003 and 2002, respectively, which is due to officers.

              Other accrued expenses consist of the following:

                                                            March 31,
                                                            ---------
                                                      2003             2002
                                                      ----             ----

      Accrued commissions                          $160,791          $101,350
      Accrued legal                                  37,996                --
      Accrued audit fees                             63,000            40,025
      Warranty reserve                              460,180           143,945
      Accrued - other                               163,702           212,538
                                                   --------          --------

                                                   $885,669          $497.858
                                                   ========          ========

      Accrued expenses - related parties consists of the following:

                                                            March 31,
                                                            ---------
                                                      2003             2002
                                                      ----             ----
      Interest and professional fees to
        non-employee officer stockholder           $ 20,611         $ 19,571

      Consulting fees due to director/stockholder        --            8,942

      Interest and other expenses due to
        Company's Chairman/President                 94,844          120,857
                                                   --------         --------

                                                   $115,455         $149,370
                                                   ========         ========

TEL-INSTRUMENT ELECTRONICS CORP

7.    Line of Credit

      The Company has a line of credit in the amount of $1,750,000, maturing on September 30, 2003. Interest is payable monthly at an annual interest rate of one-half of one percent (0.5%) above the lender's prevailing base rate. The Company's interest rate was 5% and 5.25% at March 31, 2003 and 2002, respectively. The line is collateralized by substantially all of the assets of the Company. The credit facility requires the Company to maintain certain financial covenants. As of March 31, 2003 and March 31, 2002, the Company was in compliance with all financial covenants and had no outstanding borrowings.

8.    Capitalized Lease Obligations

      The Company has entered into lease commitments for equipment that meet the requirements for capitalization. The equipment has been capitalized and shown in office and manufacturing equipment in the accompanying balance sheets. The related obligations are also recorded in the accompanying balance sheets and are based upon the present value of the future minimum lease payments with interest rates ranging from 9% to 18%. The net book value of equipment acquired under capitalized lease obligations amounted to $161,906 and $236,387 respectively, at March 31, 2003 and 2002. As of March 31, 2003 and 2002, accumulated amortization under capital leases were $205,717 and $131,236, respectively.

      Commitments under these leases for the years subsequent to March 31, 2003 are as follows:

                                                        2004     $ 33,185
                                                        2005       20,860
                                                                 --------

      Total minimum lease payments                                 54,045
      Less amounts representing interest                           (4,339)
                                                                 --------
      Present value of net minimum lease payments                  49,706
      Less current portion                                        (28,637)
                                                                 --------
      Long-term capital lease obligation                         $ 21,069
                                                                 ========

TEL-INSTRUMENT ELECTRONICS CORP

9.    Income Taxes

              Income tax expense (benefit):

                                            March 31,    March 31,    March 31,
                                              2003         2002         2001
                                              ----         ----         ----
      Current:

               Federal                      $392,654    $  (1,695)    $  38,955

               State and Local               182,508       96,441        59,155
                                            --------    ---------     ---------

               Total Current Tax Provision   575,162       94,746        98,110
                                            --------    ---------     ---------

      Deferred:

               Federal                       105,981      457,241      (397,998)

               State and Local                21,653        6,012         4,000
                                            --------    ---------     ---------

      Total Expense (Benefit)               $702,796    $ 557,999     $(295,888)
                                            ========    =========     =========

      The components of the Company's deferred taxes at March 31, 2003 and 2002 are as follows:

                                                      March 31,   March 31,
                                                        2003        2002
                                                        ----        ----

      Deferred tax assets:

         AMT carryforwards and credits                $ 21,000    $252,000
         Asset reserves                                 77,000      49,000
         Deferred wages and accrued interest           186,000     189,000
         Provision for estimated expenses              251,000     179,000
                                                      --------    --------

      Total deferred tax asset                        $535,000    $669,000
                                                      ========    ========

      The recognized deferred tax asset is based upon the expected utilization of its benefit from the reversal of tax asset temporary differences.

TEL-INSTRUMENT ELECTRONICS CORP

9.    Income Taxes (Continued)

      The foregoing amounts are management's estimates and the actual results could differ from those estimates. Future profitability in this competitive industry depends on continually obtaining and fulfilling new profitable sales agreements and modifying products. The inability to obtain new profitable contracts or the failure of the Company's engineering development efforts could reduce estimates of future profitability, which could affect the Company's ability to realize the deferred tax assets.

      A reconciliation of the income tax expense at the statutory Federal tax rate of 34% to the income tax expense recognized in the financial statements is as follows:

                                              March 31,    March 31,   March 31,
                                                2003         2002        2001
                                                ----         ----        ----

      Income tax expense - statutory rate     $ 580,307   $ 539,134   $ 353,300
      Income tax expenses - state and local,
        net of federal benefit                  134,746      67,619      41,682
      Change in valuation allowance                  --          --    (724,901)
      Federal income tax credit                  (3,000)    (30,000)    (16,000)
      Other                                      (9,257)    (18,754)     50,031
                                              ---------   ---------   ---------

      Income tax provision (benefit)          $ 702,796   $ 557,999   $(295,888)
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

      In November 2002 the Company paid and redeemed $100,000 of the previously matured and extended notes. As of March 31, 2003 and 2002 the total principal amount of outstanding notes amounted to $250,000 and $350,000, respectively. In April 2003, Notes, which were scheduled to mature through March 31, 2003, were extended to September 30, 2003. The Notes bear interest at a rate of 10% per annum, payable semi-annually on the last day of September and March of each year. The Company is required to prepay the outstanding balance of the Notes and any accrued interest thereon, if the Company sells all or substantially all of its assets. The Notes can be converted into newly issued common shares of the Company at the conversion price of $2.50 per share. The conversion prices shall be adjusted for any stock dividends, stock issuances or capital reorganizations. The Notes may be redeemed by the Company prior to maturity upon giving written notice of not less than 30 days or more than 60 days at a redemption price equal to 120% of the principal if redeemed two years or more prior to the maturity date or 110% of the principal if redeemed more than one year, but less than two years prior to the maturity date.

TEL-INSTRUMENT ELECTRONICS CORP

10.   Related Party Transactions (Continued)

      Tel has obtained professional services from a non-employee officer/stockholder with the related fees amounting to $110,072, $66,834, and $57,966 for the years ended March 31, 2003, 2002, and 2001, respectively. Additionally, Tel obtained professional services from a director/stockholder with the related fees amounting to $95,600, $88,300, and $77,500 for fiscal years 2003, 2002, and 2001, respectively.

      As of March 31, 2000, the Company had outstanding $15,000 convertible subordinated note-related party. In March 2002 the holder of this note converted $7,500 into common stock. The holder also extended the maturity date of the remaining $7,500 until September 30, 2003. This note accrues interest semi-annually at a rate of 7%. The subordinate note is for past professional fees and services provided by an officer/stockholder of the Company. The notes are convertible to common stock at the option of the holder at $1.50 per share, at any time prior to maturity.

11.   Commitments and Contingencies

      The Company leases 19,654 square feet of manufacturing and office space under an agreement expiring in February 2011. Under terms of the lease, the Company pays all real estate taxes and utility costs for the premises.

      In addition, the Company has an agreement to lease equipment for use in the operations of the business under operating leases.

      The following is a schedule of future minimum rental payments for operating leases for the five years subsequent to the year ended March 31, 2003.

            2004                       $ 130,935
            2005                         132,165
            2006                         134,652
            2007                         138,694
            2008                         142,855
            2009 and thereafter          441,432

TEL-INSTRUMENT ELECTRONICS CORP

11.   Commitments and Contingencies (Continued)

      Total rent expense, including real estate taxes, was approximately $167,000, $159,000, and $97,000 for the years ended March 31, 2003, 2002 and 2001, respectively.

12.   Significant Customer Concentrations

      For the year ended March 31, 2003, 2002, and 2001, sales to the U.S. Government represented approximately 59%, 63%, and 34%, respectively of total sales. No other individual customer represented over 10% of sales for the years ended March 31, 2003 and 2002. For the year ended March 31, 2001, one U.S. distributor represented 12% of total sales. This distributor accounted for 13%, 19%, and 20% of commercial sales for the years ended March 31, 2003, 2002, and 2001, respectively. Additionally, another domestic distributor accounted for 26% of commercial sales for the year ended March 31, 2003. No other customers represented over 10% of government or commercial sales for the fiscal years ended March 31, 2003, 2002, and 2001. As of March 31, 2003 one individual account balance represented 19% of the Company's outstanding receivables. As of March 31, 2002, two individual account balances represented 20% and 17% of the Company's outstanding accounts receivable. Receivables from the U.S. Government, including unbilled revenues, represented approximately 48% and 39%, respectively, of total receivables for the fiscal years ended March 31, 2003 and 2002.

      Foreign sales are based on the country in which the customer is located. Foreign sales were approximately $2,004,961, $1,007,000, and $1,717,000 for the years ended March 31, 2003, 2002, and 2001, respectively. All other sales were to customers located in the U.S.

13.   Stock Option Plan

      In June 1998, the Board of Directors of the Company adopted a new 1998 Stock Option Plan ("the Plan") which reserves for issuance up to 250,000 shares of its Common Stock. The shareholders approved the Plan at the December 1998 annual meeting. The Plan, which has a term of ten years from the date of adoption is administered by the Board of Directors or by a committee appointed by the Board of Directors. The selection of participants, allotment of shares, and other conditions related to the purchase of options is determined by the Board of Directors. Options granted under the Plan are exercisable up to a period of 5 years from the date of grant at an exercisable price which is not less than the fair market value of the common stock at the date of grant, except to a shareholder owning 10% or more of the outstanding common stock of the Company, at which the exercise price may not be less than 110% of the fair value of the common stock at the date of grant.

      In May 2003, the Board of Directors of the Company adopted the 2003 Stock Option Plan which reserves for issuance up to 250,000 shares of its common stock and is similar to the 1998 Plan.

TEL-INSTRUMENT ELECTRONICS CORP

13.   Stock Option Plan (continued)

      A summary of the status of the Company's stock option plans for the fiscal years 2003, 2002, and 2001 and changes during the years are presented below: (in number of options):

                                      March 31,      March 31,     March 31,
                                        2003           2002          2001
                                        ----           ----          ----

      Held at beginning of year       165,700         82,650        85,311
      Granted                         117,200         94,900         8,400
      Exercised                        (2,450)        (4,000)      (11,061)
      Canceled or expired             (46,000)        (7,850)         --
                                     --------       --------       -------

      Held at end of year             234,450        165,700        82,650
                                     ========       ========       =======


      The average exercise price of options granted was $2.14, $1.89, and $2.28 for the years ended March 31, 2003, 2002, and 2001, respectively.

      Remaining options available for grant were 10,550 and 126,350 as of March 31, 2003 and 2002, respectively.

      As of March 31, 2003, the Company had the following options outstanding:

       Number of                     Weighted Average
        Options      Exercise           Remaining           Options Exercisable
      Outstanding      Price       Contract Life (years)     At March 31, 2003
      -----------    --------      ---------------------     ------------------

        5,000        $ 2.3750              0.2                     5,000
       35,000          2.3100              4.4                       -0-
        8,400          2.2800              2.6                     3,360
        3,000          2.2500              4.2                       600
       35,000          2.1000              4.4                       -0-
       25,400          2.0900              3.7                     5,080
       19,200          2.0000              4.7                       -0-
       11,400          1.8400              1.7                     6,840
       44,250          1.8000              3.2                    17,650
        3,200          1.6600              1.2                     3,200
       42,650          1.5265              1.7                    25,590
        2,000          1.3750               .1                     2,000
        -----                                                     ------

      234,450                                                     69,320
      =======                                                     ======

      For the years ended March 31, 2003 2002 and 2001, 69,320, 47,350, and
      22,720, respectively, of options were outstanding, vested, and exercisable.

TEL-INSTRUMENT ELECTRONICS CORP

14.   Segment Information

      Information has been presented for the Company's two reportable segments, government and commercial. The Company evaluates the performance of its segments and allocates resources to them based on gross margin. There are no inter-segment revenues.

      The Company is organized primarily on the basis of its avionics products. The government segment consists primarily of the sale of test equipment to the U.S. and foreign governments and militaries either directly or through distributors. The commercial segment consists of sales of test equipment to domestic and foreign airlines and to commercial distributors. Segment assets include accounts receivable and work-in-process inventory. Asset information, other than accounts receivable and work-in-process inventory, is not reported, since the Company does not produce such information internally. All long-lived assets are located in the U.S.

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

TEL-INSTRUMENT ELECTRONICS CORP

14.   Segment Information (Continued)

      The table below presents information about reportable segments for the years ending March 31:

                                                                                                  Corporate/
             2003                                                                                Reconciling
             ----                                               Government       Commercial         Items             Total
                                                                ----------       ----------      -----------          -----
      Revenues                                                  $9,375,182       $2,375,182      $    --           $11,861,387
      Cost of Sales                                              4,491,743        1,246,980           --             5,738,729
                                                                ----------       ----------      -----------       -----------

      Gross Margin                                               4,883,439        1,239.219           --             6,122,658
                                                                ----------       ----------      -----------       -----------

      Engineering, research, and                                                                   1,601,493         1,601,493
       development
      Selling, general, and administrative                                                         2,803,498         2,803,498

      Interest expense, net                                                                           10,881            10,881
                                                                                                                   -----------

      Income before income taxes                                                                                   $ 1,706,786
                                                                                                                   ===========

      Segment Assets                                            $2,213,752       $1,037,976       $4,146,484       $ 7,311,177
                                                                ==========       ==========       ==========       ===========

                                                                                                  Corporate/
             2002                                                                                Reconciling
             ----                                               Government       Commercial         Items             Total
                                                                ----------       ----------      -----------          -----
      Revenues                                                  $7,749,783       $1,981,298      $    --           $ 9,731,081
      Cost of Sales                                              3,745,720          938,427           --             4,684,147
                                                                ----------       ----------      -----------       -----------

      Gross Margin                                               4,004,063        1,042,871           --             5,046,934
                                                                ----------       ----------      -----------       -----------

      Engineering, research, and
       development                                                                                 1,521,219         1,521,219
      Selling, general, and administrative                                                         1,858,843         1,858,843

      Interest expense, net                                                                           81,183            81,183
                                                                                                                   -----------

      Income before income taxes                                                                                   $ 1,585,689
                                                                                                                   ===========

      Segment Assets                                            $2,126,717       $  395,833      $ 3,461,245       $6,233,572
                                                                ==========       ==========      ===========       ==========

                                                                                                  Corporate/
             2001                                                                                Reconciling
             ----                                               Government       Commercial         Items             Total
                                                                ----------       ----------      -----------          -----
      Revenues                                                  $4,475,620       $3,033,281      $    --           $ 7,508,901
      Cost of Sales                                              2,274,152        1,430,420           --             3,704,572
                                                                ----------       ----------      -----------       -----------

      Gross Margin                                               2,201,468        1,602,861           --             3,804,329
                                                                ----------       ----------      -----------       -----------

      Engineering, research, and                                                                   1,047,305         1,047,305
       development
      Selling, general, and administrative                                                         1,622,881         1,622,881

      Interest expense, net                                                                           95,026            95,026
                                                                                                                   -----------

      Income before income taxes                                                                                   $ 1,039,117
                                                                                                                   ===========

      Segment Assets                                            $1,985,972       $  630,663      $ 3,318,011       $ 5,934,646
                                                                ==========       ==========      ===========       ===========

TEL-INSTRUMENT ELECTRONICS CORP

Schedule II - Valuation and Qualifying Accounts

                                                Balance at       Charged to           Deductions            Balance
                                                Beginning        Costs and                                  at
Description                                     of Period        Expenses                                   End of
                                                                                                            Period
Year ended March 31, 2003:
    Allowance for doubtful
      accounts                                 $  36,598          $    --              $   --               $  36,598
                                               =========          =========            ========             =========

    Allowance for obsolete
      inventory                                $  85,313          $  27,500            $   --               $ 112,813
                                               =========          =========            ========             =========

Year ended March 31, 2002:
    Allowance for doubtful
      accounts                                 $  11,598          $  25,000            $   --               $  36,598
                                               =========          =========            ========             =========

    Allowance for obsolete
      inventory                                $  72,795          $  95,000            $ 82,482(1)          $  85,313
                                               =========          =========            ========             =========

Year ended March 31, 2001:
    Allowance for doubtful
      accounts                                 $  11,598          $    --              $   --               $  11,598
                                               =========          =========            ========             =========

    Allowance for obsolete
      inventory                                $  44,124          $  63,000            $ 34,329(1)          $  72,795
                                               =========          =========            ========             =========

(1) Amounts represent disposals of obsolete inventory.

TEL-INSTRUMENT ELECTRONICS CORP

Item 19. Changes in and Disagreements with Accountant on Accounting and Financial Disclosure

      On December 11, 2002, the Board of Directors of the Company, upon recommendation of its Audit Committee, appointed BDO Seidman, LLP as its new independent auditors. In connection with its audits for the prior two fiscal years, there were no disagreements, with its previous auditors, PricewaterhuseCoopers, LLP. Form 8K has been filed with SEC as required.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

                                                                                      Year First
                                                                                       Elected a
      Name (age)                      Position                                         Director
      ----------                      --------                                        ----------

      Harold K. Fletcher (1)          Chairman of the Board,                             1982
        (78)                          President and Chief Executive
                                      Officer since 1982.

      George J. Leon (2)              Director; Investment                               1986
        (59)                          Manager and beneficiary of
                                      the George Leon Family Trust
                                      (investments) since 1986.

      Robert J. Melnick               Director and Vice President since 1999;            1998
        (68)                          Marketing and Management Consultant
                                      for the Company since 1991.

      Jeff C. O'Hara (1) (2)          Director; Financial Consultant from                1998
        (45)                          2001, Chief Financial Officer
                                      from 1999-2000 of Alarm Security
                                      Group; Independent Financial Consultant
                                      from 1996 to 1998.

      Robert H. Walker (2)            Director; Retired Executive Vice                   1984
        (67)                          President, Robotic Vision Systems, Inc.
                                      (design and manufacture of robotic
                                      vision systems) 1983-1998.

      (1) Mr. O'Hara is the son-in-law of Mr. Fletcher
      (2) Members of the Audit Committee and Compensation Committee

TEL-INSTRUMENT ELECTRONICS CORP

      Director Compensation

      Directors who are not employees or officers of the Company receive $1,250 in cash and options, at the then market price, to purchase 1,000 shares for each in-person meeting and $625 in cash and options to purchase 500 shares for each formal telephonic meeting.

      Officers
      --------

      Donald S. Bab             Secretary and General Counsel since 1982.
        (67)

      Charles R. Palanzo        Chief Operating Officer and Vice President since
        (42)                    August 2002. Founder and Director of Product
                                Development  for High Velocity Systems, Inc.
                                from 1998 to 2002.

      Joseph P. Macaluso        Principal Accounting Officer since August 2002.
        (51)                    Director-Finance and Administration for the
                                Company since February 1999. Chief Financial
                                Officer of Electro Catheter Corp from 1987-1999.

Item 11. Executive Compensation

      The following table and accompanying notes set forth information concerning compensation for the fiscal years ended March 31, 2003, 2002, and 2001.

                                                                        Stock              (1) Other
      Name and Principal Position               Year      Salary       Options           Compensation
      ------------------------------------------------------------------------------------------------

      Harold K. Fletcher                        2003      $147,000     35,000 options    $26,000
      Chairman of the Board                     2002      $140,000                       $24,000
      President and Chief                       2001      $130,000                       $22,400
      Executive Office

                                                                        Stock              (1) Other
      Name and Principal Position               Year      Salary       Options           Compensation
      ------------------------------------------------------------------------------------------------

      Charles R. Palanzo (2)                    2003      $130,000     35,000 options    $87,100(3)
      Chief Operating Officer                   2002         --          --                 --
                                                2001         --          --                 --

      (1) Represents bonus based on the Company's profitability. Fiscal year 2003 bonus is estimated. See Note 10 of Notes to the Financial Statements.

      (2) Mr. Palanzo started with the company in August 2002 at an annual salary of $130,000.

      (3)   Moving expenses

TEL-INSTRUMENT ELECTRONICS CORP

Stock Option Grants

The following table sets forth information regarding grants of stock options during fiscal year 2003.

Stock Option Grants in last Fiscal Year

                                                                                                             Grant Date
                                                     Individual Grants                                          Value
                          ------------------------------------------------------------------------         -----------------
                                                     % of Total
                                                       Options
                                Number of            Granted to        Exercise
                          Securities Underlying     Employees in        Price           Expiration           Grant Date
Name                         Options Granted         Fiscal Year      Per Share            Date            Present Value ($)
----                      ---------------------     ------------      ---------         ----------         -----------------
Harold K. Fletcher            35,000(1)                 30              $2.31            8/19/07             34,300(2)

Charles R. Palanzo            35,000(1)                 30              $2.10            8/19/07             36,400(2)

(1) The stock options granted to Mr. Fletcher and Mr. Palanzo on August 19, 2002 were Incentive Stock options granted pursuant to the Company's 1998 Stock Plan. Such options become exercisable at a rate of 20%, 20%, 20%, and 40% on August 19, 2003, August 19, 2004, August 19, 2005, and August 19, 2006, respectively.

(2) The fair value of these options on the date of grant was estimated using the Black-Scholes option-pricing model with the following assumptions volatility of 50%; risk-free interest rate of 3.5%, expected life of 5 years; and no future dividends. The dollar amount in this column is not intended to forecast potential future appreciation, if any, of the Company's Common Shares.

Aggregate Option Exercises and Year-End Option Table

The following table provides information on option exercises during the fiscal year 2003 by the named executive officers and the value of each of their respective unexercised options at March 31, 2003.

    Aggregated Option Exercises in Last Fiscal Year and FY-end Option Values

             (A)                        (B)                    (C)                     (D)                     (E)
                                                                                                             Value of
                                                                                    Number of              Unexercised
                                                                                Unexercised Options    In-the-Money Options
                                                                                    FY-End (#)            FY-End (#) (1)

                                  Shares Acquired             Value                Exercisable/            Exercisable/
            Name                  on Exercise (#)          Realized ($)            Unexercisable           Unexercisable
            ----                  ---------------          ------------            -------------           -------------

     Harold K. Fletcher                --                      --                    -0-/35,000               -0-/-0-

     Charles R. Palanzo                --                      --                    -0-/35,000               -0-/-0-


(1) Calculated on the basis of fair market value of the underlying securities at March 31, 2003 less the exercise price.

TEL-INSTRUMENT ELECTRONICS CORP

Compensation Committee Interlock and Insider Participation

      During the last fiscal year, Messrs. Leon, O'Hara, and Walker served as members of the Compensation Committee of the Board of Directors. None of the members was or has been an officer or employee of the Company. Mr. O'Hara is the son-in-law of Mr. Fletcher.

Compensation Committee Report

Overview

The Compensation Committee approves or endorses all compensation paid or awarded to senior executives. The Committee is made up only of non-employee directors who do not participate in any of the compensation plans they administer (see Director Compensation).

The Company's success depends on developing, motivating, and retaining executives who have the skills and expertise to lead our organization. Our executive compensation program is designed to help achieve these objectives. It is comprised of the following three main components:

      o     Competitive base salaries
      o     Short-term rewards
      o     Long-term incentives

Competitive Base Salaries

      Each year we evaluate the Company's salary structure based on salaries paid by competitive companies; the Company's business performance, and general financial and economic factors. Specific weights are not given to these factors. Within the salary structure so determined, we determine individual executive salaries based on individual performance, level of responsibility, contribution to Company results, and experience. Based on this analysis, the Committee recommends the CEO's salary to the Board of Directors and endorses salaries for other senior executives.

Short-Term Rewards

      The company has a key man incentive compensation program. Each year the Committee determines upon a percentage of operating profits to be distributed among senior employees. The percentage determined is based on the general performance of the company and the amount of operating profits available for shareholders and for reinvestment in the business.

TEL-INSTRUMENT ELECTRONICS CORP

      The percentage of operating profits so determined is then distributed to senior employees and to a category entitled "other", based on (a) the amount of the employee's base salary, (b) his contribution to the Company, (c) the results of that contribution, (d) an estimated amount of "special effort" on behalf of the Company, (e) his technical expertise, leadership, and management skills, and
(f) the level of the overall compensation paid employees performing similar work in competitive companies.

      A small portion of the overall incentive compensation is paid to "other" employees upon the recommendation of the CEO, based on the foregoing criteria and special circumstances for the fiscal year.

Long-Term Rewards

      We grant long-term incentive awards with a view toward long-term corporate performance and to develop and retain qualified employees.

      We use stock options as long-term incentive awards, granted pursuant to the Company's Incentive Stock Option Plans that also provide the employee with tax benefits. The options generally have an exercise price equal to the market price at the time of grant, have a number of limitations and generally have a five-year duration, with 20% of the awarded options vesting each successive year during the life of the option. See Note 13 of Notes to Financial Statements for more information on the Stock Option Plans.

      The number of options granted to an employee is based on individual performance and level of responsibility. For this purpose, the Committee measures performance the same way as described above for short-term awards. The Committee and the Board also consider the total outstanding shares and options, in determining the maximum number of options to grant in any year.

      The company does not have required levels for equity holdings of senior management.

CEO Compensation

      Within the framework described above, the Committee determines the CEO's compensation by considering his contributions to the Company's business, the difficulty and progress of the business, the amount of revenues and profit earned, the return to shareholders, and his experience. The Committee does not think narrow quantitative measures or formulas are sufficient for determining the CEO's compensation. The Committee does not give specific weights to the factors considered, but the primary factors are the CEO's contributions and business results.

TEL-INSTRUMENT ELECTRONICS CORP

      In determining the CEO's total compensation, the Committee considered Mr. Fletcher's level of responsibility, his leadership, and his overall contribution as CEO. The Committee also considers the Company's financial resources in determining the CEO's overall compensation.

Summary

      The Compensation Committee is responsible for seeing that the Company's compensation program serves the best interests of its shareholders. The Committee's determination also considers compensation paid other CEO's in comparable corporations.

      In the opinion of the Committee, the Company continues to have an appropriate and competitive compensation program, which has served the Company and shareholders well. The combination of base salary, short-term bonuses, and emphasis on long term incentives provides a balanced and stable foundation for effective executive leadership.

George J. Leon, Chair
Jeff C. O'Hara
Robert H. Walker

TEL-INSTRUMENT ELECTRONICS CORP

Item 12. Security Ownership of Certain Beneficial Owners and Management

      The following table sets forth certain information known to the Company with respect to the beneficial ownership as of March 31, 2003, by (i) all persons who are beneficial owners of five percent (5%) or more of the Company's Common Stock, (ii) each director and nominee, (iii) the Named Executive Officers, and (iv) all current directors and executive officers as a group.

                                            Number of Shares        Percentage
      Name and Address                      Beneficially Owned      of Class (1)
      ----------------                      ------------------      ------------

      5% Holders
      ----------

      Rice Family                               134,500(9)              6.3%
      Henry Partners LP                         152,500(9)              7.1%
      John Hamilton                             106,672(9)              5.0%

      Named Directors and Officers
      ----------------------------

      Harold K. Fletcher, Director              496,102(2)             23.2%
      728 Garden Street
      Carlstadt, New Jersey  07072

      George J. Leon, Director                  310,477(3)             14.5%
      116 Glenview
      Toronto, Ontario
      Canada M4R1P8

      Robert J. Melnick, Director                30,808(4)              1.4%
      57 Huntington Road
      Basking Ridge, New Jersey  07920

      Jeff C. O'Hara, Director                  107,480(5)              5.0%
      853 Turnbridge Circle
      Naperville, IL 60540

      Robert H. Walker, Director                 30,943(6)              1.4%
      27 Vantage Court
      Port Jefferson, NY 11777

      Donald S. Bab, Secretary                   74,474(7)              3.5%
      330 Madison Avenue
      New York, New York 10017

      All Officers and Directors              1,117,097(8)             51.5%
      as a Group (9 persons)

      (1) The class includes 2,135,801 shares outstanding. The common stock deemed to be owned by the named parties, includes stock which is not outstanding but subject to currently exercisable options

TEL-INSTRUMENT ELECTRONICS CORP

Item 12. Security Ownership of Certain Beneficial Owners and Management (Continued)

            held by the individual named is deemed to be outstanding for the purpose of determining the percentage of all outstanding stock owned.

      (3) Includes 24,681 shares owned by Mr. Fletcher's wife, and 4,254 shares owned by his son. Mr. Fletcher disclaims beneficial ownership of the shares owned by his wife and son.

      (4) Includes 308,267 shares owned by the George Leon Family Trust, of which Mr. Leon is trustee and a beneficiary, and 2,210 shares subject to currently exercisable stock option. Mr. Leon disclaims beneficial ownership of the shares owned by the trust.

      (5) Includes 10,808 shares subject to currently exercisable stock options

      (6) Includes 2,080 shares subject to currently exercisable stock options.

      (7) Includes 2,560 shares subject to currently exercisable stock options.

      (8) Includes 3,840 shares subject to currently exercisable stock options. Mr. Bab also has a convertible debenture in the amount of $7,500 that is convertible into common stock at $1.50 per share.

      (9) Includes 31,498 shares subject to currently exercisable options held by all executive offices and directors of the Company (including those individually named above).

      (10) The Company is exempt from the shareholder reporting requirements of the Securities Exchange Act of 1934, and therefore, these totals are Company estimates.

Item 13. Certain Relationships and Related Transactions

      The disclosures required by this item are contained in Note 10 to the Notes Financial Statements included on pages 32 and 33 of this document.

TEL-INSTRUMENT ELECTRONICS CORP

Item 14. Controls and Procedures

      The Company adopted disclosure controls and procedures, as called for by the recently adopted legislation and rules of the Securities and Exchange Commission. Under rules promulgated by the S.E.C., disclosure controls and procedures are defined as "those controls or other procedures of the issuer that are designed to ensure that information required to be disclosed by the issuer in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the commission's rules and forms." The Chief Executive Officer and the Principal Accounting Officer of the Company evaluated the Company's disclosure controls and procedures at May 30, 2003, and concluded that they are effective.

      Furthermore, there were no significant changes in the Company's internal controls, or in other factors that could significantly affect these controls after May 30, 2003, the date of the evaluation by the Chief Executive Officer and the Principal Accounting Officer.

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      a.) The following documents are filed as a part of this report:

                                                                           Pages
                                                                           -----

            (1)   Financial Statements:

                  Report of Independent Certified Public Accountants
                  - BDO Seidman, LLP                                        17

                  Report of Independent Accountants
                  - PricewaterhouseCoopers LLP                              18

                  Balance Sheets - March 31, 2003 and 2002                  19

                  Statements of Operations - Years Ended                    20
                  March 31, 2003, 2002 and 2001

                  Statements of Changes in Stockholders'                    21
                  Equity - Years Ended March 31, 2003,
                  2002 and 2001

                  Statements of Cash Flows - Years Ended                    22
                  March 31, 2003, 2002 and 2001

                  Notes to Financial Statements                            23-37

            (2)   Financial Statement                                       38
                  II - Valuation and Qualifying Accounts

TEL-INSTRUMENT ELECTRONICS CORP

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K (continued)

      b.)   Reports on Form 8-K.

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

             *    (3.1)    Tel-Instrument Electronics Corp's Certificate of
                           Incorporation, as amended.

             *    (3.2)    Tel-Instrument Electronics Corp's By-Laws, as
                           amended.

             *    (3.3)    Tel-Instrument Electronics Corp's Restated
                           Certificate of Incorporation dated November 8, 1996.

             *    (4.1)    Specimen of Tel-Instrument Electronics Corp's Common
                           Stock Certificate.

                  (10.1) 7%, $30,000 Convertible Subordinated Note dated March 31, 1992 between Registrant and Donald S. Bab.

                  (10.2) Distributor Agreement with Muirhead Avionics & Accessories Ltd.

                  (10.3)   Naval Air Warfare Center Aircraft
                           Division Contract No.
                           N68335-97-D-0060

                  (10.4) Lease dated March 1, 2001 by and between Registrant and 210 Garibaldi Group.

                  (10.5) Agreement with Semaphore Capital Advisors dated November 28, 2001 and amendment dated as of June 1, 2002.

*     Incorporated by reference to Registration 33-18978 dated November 7, 1988.

TEL-INSTRUMENT ELECTRONICS CORP

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K (continued)

      The Company will furnish, without charge to a security holder, upon request, copy of the documentary portions which are incorporated by reference, and will furnish any other exhibit at cost.

                  (10.6) 10% convertible subordinated note between Registrant and Harold K. Fletcher.

                  (10.7)   1998 stock option plan and option agreement.

                  (23.1) Consent of PricewaerhouseCoopers, LLP filed as an exhibit hereto.

TEL-INSTRUMENT ELECTRONICS CORP

                                   Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         TEL-INSTRUMENT ELECTRONICS CORP
                         -------------------------------
                                  (Registrant)

Dated: June 27, 2003                                  By: /s/ Harold K. Fletcher
                                                          ----------------------
                                                          President and Director
                                                          (Principal Executive
                                                          Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated and by signature hereto.

Signature                                   Title                 Date
---------                                   -----                 ----

/s/  Harold K. Fletcher                   Director                June 27, 2003
---------------------------
     Harold K. Fletcher

/s/  Joseph P. Macaluso         Principal Accounting Officer      June 27, 2003
---------------------------
     Joseph P. Macaluso

/s/  George J. Leon                       Director                June 27, 2003
---------------------------
     George J. Leon

/s/ Robert J. Melnick                     Director                June 27, 2003
---------------------------
    Robert J. Melnick

/s/ Jeff O'Hara                           Director                June 27, 2003
---------------------------
    Jeff O'Hara

/s/  Robert H. Walker                     Director                June 27, 2003
---------------------------
     Robert H. Walker

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

                         Tel-Instrument Electronics Corp
                                CEO Certification

I, Harold K. Fletcher, certify that:

1. I have reviewed this annual report on Form 10-K of Tel-Instrument Electronics Corp;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others within registrant, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 25, 2003                                 /s/ Harold K. Fletcher
                                                    ----------------------
                                                        Harold K. Fletcher
                                                        Chairman and President

                         Tel-Instrument Electronics Corp
                                CFO Certification

I, Joseph P. Macaluso, certify that:

1. I have reviewed this annual report on Form 10-Q of Tel-Instrument Electronics Corp;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others within registrant, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 25, 2003                         /s/ Joseph P. Macaluso
                                            ----------------------
                                                Joseph P. Macaluso
                                                Principal Accounting Officer

Supplemental Information

The Company does not send proxy material to stockholders, but does send copies of the report on Form 10-K, as filed with the Securities and Exchange Commission, in connection with the shareholders annual meeting.