Form 10-Q
period 2003-06-30
TEL INSTRUMENT ELECTRONICS CORP
filed 2003-08-13
CIK 96885

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 2003

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

2,142,801 shares of Common stock, $.10 par value as of August 11, 2003.

                     TEL-INSTRUMENT ELECTRONICS CORPORATION

                                TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
Item 1.  Financial Statements (Unaudited):

         Condensed Comparative Balance Sheets
         June 30, 2003 and March 31, 2003                                   1

         Condensed Comparative Statements of Operations -
         Three Months Ended June 30, 2003 and 2002                          2

         Condensed Comparative Statements of Cash Flows -
         Three Months Ended June 30, 2003 and 2002                          3

         Notes to Condensed Financial Statements                           4-6

Item 2.  Management's Discussion and Analysis of the Results of
         Operations and Financial Conditions                               7-10

Item 4.  Controls and Procedures                                            11

         Part II - Other Information

Item 6.  Exhibits and Reports on Form 8-K                                   11

         Signatures                                                         11

         Certifications                                                    12-13

Item 1 - Financial Statements

                     TEL-INSTRUMENT ELECTRONICS CORPORATION
                      CONDENSED COMPARATIVE BALANCE SHEETS
                                   (Unaudited)

ASSETS                                                                                        June 30, 2003          March 31, 2003
                                                                                              -------------          --------------
Current assets:
  Cash and cash equivalents                                                                     $1,842,908             $1,680,124
  Accounts receivable, net of allowance for
    doubtful accounts of $36,598 at
    June 30, 2003 and March 31, 2003                                                             2,013,879              1,966,815
  Inventories, net                                                                               2,372,239              2,262,147
  Prepaid expenses and other current assets                                                         80,093                 42,587
  Deferred income tax benefit - current                                                            597,741                535,448
                                                                                                ----------             ----------
Total current assets                                                                             6,906,860              6,487,121

Property, plant and equipment, net                                                                 716,001                726,594
Other assets                                                                                       277,389                 97,462
                                                                                                ----------             ----------
Total assets                                                                                     7,900,250              7,311,177
                                                                                                ==========             ==========
LIABILITIES & STOCKHOLDERS EQUITY

Current liabilities:
  Note payable - related party - current portion                                                   200,000                200,000
  Convertible subordinated notes - related party                                                     7,500                  7,500
  Capitalized lease obligations - current portion                                                   29,583                 28,637
  Accounts payable                                                                                 589,349                503,216
  Deferred revenues                                                                                 55,594                 51,203
  Accrued payroll, deferred wages, vacation pay and
      payroll taxes                                                                                494,708                436,630
  Income taxes payable                                                                             269,485                103,924
  Accrued expenses                                                                                 985,423              1,001,124
                                                                                                ----------             ----------
Total current liabilities                                                                        2,631,642              2,332,234

Notes payable - related party - non-current portion                                                 50,000                 50,000
Capitalized lease obligations - excluding current portion                                           14,166                 21,069
                                                                                                ----------             ----------
Total liabilities                                                                                2,695,808              2,403,303

Stockholders' equity:
   Common stock                                                                                    214,283                213,583
   Additional paid-in capital                                                                    3,958,737              3,944,812
   Retained earnings                                                                             1,031,422                749,479
                                                                                                ----------             ----------

Total stockholders' equity                                                                       5,204,442              4,907,874
                                                                                                ----------             ----------

Total liabilities and stockholders' equity                                                      $7,900,250             $7,311,177
                                                                                                ==========             ==========

See accompanying notes to condensed financial statements

                     TEL-INSTRUMENT ELECTRONICS CORPORATION
                 CONDENSED COMPARATIVE STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                        Three Months Ended
                                                        ------------------
                                                  June 30, 2003    June 30, 2002
                                                  -------------    -------------

Sales - government                                 $ 1,869,489      $ 2,405,708
Sales - commercial                                   1,188,417          444,025
                                                   -----------      -----------
Total sales                                          3,057,906        2,849,733

Cost of sales                                        1,286,522        1,385,283
                                                   -----------      -----------

Gross margin                                         1,771,384        1,464,450

Operating expenses:
  Selling, general and administrative                  734,999          573,068
  Engineering, research and development                567,910          451,727
                                                   -----------      -----------
Total operating expenses                             1,302,909        1,024,795
                                                   -----------      -----------

Income from operations                                 468,475          439,655

Other income (expense):
  Interest income                                       10,722            6,476
  Interest expense                                      (8,985)         (17,408)
                                                   -----------      -----------

Income before taxes                                    470,212          428,723

Provision for income taxes                             188,269          171,276
                                                   -----------      -----------

Net income                                             281,943          257,447
                                                   ===========      ===========

Basic and diluted income per common share          $      0.13      $      0.12
                                                   ===========      ===========

Dividends per share                                       None             None

Weighted average shares outstanding
   Basic                                             2,138,551        2,135,151
   Diluted                                           2,169,585        2,161,770

See accompanying notes to condensed financial statements

                     TEL-INSTRUMENT ELECTRONICS CORPORATION
                 CONDENSED COMPARATIVE STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                    Three Months ended
                                                                    ------------------
                                                              June 30, 2003   June 30, 2002
                                                              -------------   -------------

Cash flows from operating activities:
Net income                                                    $   281,943      $   257,447
Adjustments to reconcile net income to net
    cash provided by operating activities:
       Deferred income taxes                                      (62,293)          57,690
       Depreciation                                                60,313           62,636

Changes in assets and liabilities:
    Increase in accounts receivable                               (47,064)        (190,873)
   (Increase) decrease in inventories                            (110,092)         297,747
   (Increase ) decrease in prepaid expenses & other
     current assets                                               (37,506)           3,125
   (Increase) decrease in other assets                             (7,501)           3,143
    Increase in accounts payable                                   86,133           29,637
    Increase in income taxes payable                              165,561               --
    Increase in accrued payroll, deferred wages,
      vacation pay and payroll taxes                               58,078           55,724
   (Decrease) increase in deferred
      revenues and accrued expenses                               (11,310)         228,473
                                                              -----------      -----------
Net cash provided by operating activities                         376,262          804,749
                                                              -----------      -----------

Cash flows from investing activities:
    Purchases of property, plant and equipment                    (49,720)         (36,679)
                                                              -----------      -----------
Net cash used in investing activities                             (49,720)         (36,679)
                                                              -----------      -----------

Cash flows from financing activities:
    Proceeds from the exercise of stock options                    14,625            3,000
    Repayment of loan on life insurance policy                   (172,426)              --
    Repayment of capitalized lease obligations                     (5,957)         (39,042)
                                                              -----------      -----------
Net cash used in financing activities                            (163,758)         (36,042)
                                                              -----------      -----------

Net increase in cash and cash equivalents                         162,784          732,028
Cash and cash equivalents at beginning of period                1,680,124        1,198,191
                                                              -----------      -----------
Cash and cash equivalents at end of period                    $ 1,842,908      $ 1,930,219
                                                              ===========      ===========

Taxes paid                                                    $    85,000               --
Interest paid                                                 $    23,362      $    16,327


See accompanying notes to condensed financial statements

                        TEL-INSTRUMENT ELECTRONICS CORP.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 1 Basis of Presentation

In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments necessary to present fairly the financial position of Tel-Instrument Electronics Corp. as of June 30, 2003, the results of operations for the three months ended June 30, 2003 and June 30, 2002, and statements of cash flows for the three months ended June 30, 2003 and June 30, 2002. These results are not necessarily indicative of the results to be expected for the full year.

The financial statements have been prepared in accordance with the requirements of Form 10-Q and consequently do not include disclosures normally made in an Annual Report on Form 10-K. The March 31, 2003 results included herein have been derived from the audited financial statements included in the Company's annual report on Form 10-K. Accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2003.

Note 2 Accounts Receivable, net

Accounts receivable, net consist of:

                                             June 30, 2003      March 31, 2003
                                             -------------      --------------

      Commercial                             $    730,023        $    555,076
      Government                                1,320,454           1,448,337
      Less: Allowance for bad debts               (36,598)            (36,598)
                                             ------------        ------------

                                             $  2,013,879        $  1,966,815
                                             ============        ============

Note 3 Inventories, net

Inventories, net consist of:                 June 30, 2003      March 31, 2003
                                             -------------      --------------

      Purchased parts                        $    969,041        $ 1,074,442
      Work-in-process                           1,500,422          1,289,578
      Finished Goods                               30,589             10,940
      Less:  Reserve for obsolescence            (127,813)          (112,813)
                                             ------------        -----------

                                             $  2,372,239        $  2,262,147
                                             ============        ============

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

Note 5 Stock Options


The Company accounts for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123 and 148, "Accounting for Stock-Based Compensation" ("SFAS 123 and 148"). Under SFAS 123 and 148 the Company provides pro forma net income and pro forma earnings per share disclosures for employee stock option grants made since fiscal 1996 as if the fair-value-based method as defined in SFAS No. 123 has been applied. The Company currently does not plan to adopt the fair value based method prescribed by SFAS123.

The Company estimates the fair value of each option using the Black Scholes option-pricing model with the following weighted-average assumptions: expected dividend yield of 0.0%, risk-free interest rate of 3.5% and volatility at 50% and an expected life of 5 years. Had the Company determined compensation cost based on the fair market value at the grant date for its stock options under SFAS No. 123, the pro forma amounts are indicated below:

                                                    Three Months Ended      Three Months Ended
                                                      June 30, 2003           June 30, 2002

      Net income  - as reported                         $281,943                $257,447
      Less fair value of stock options                   (17,333)                (18,035)
                                                        --------                --------
      Net income - pro forma                             264,610                 239,412
                                                        ========                ========

      Basic earnings per share - as reported               0.13                    0.12
      Basic earnings per share - pro forma                 0.12                    0.11

      Diluted earnings per share - as reported             0.13                    0.12
      Diluted earnings  per share - pro forma              0.12                    0.11

                        TEL-INSTRUMENT ELECTRONICS CORP.

Note 6 Government and Commercial Sales

Information has been presented for the Company's two reportable activities, government and commercial.

The Company is organized primarily on the basis of its avionics products. The government market consists primarily of the sale of test equipment to U.S. and foreign governments and militaries, either direct or through distributors. The commercial market consists of sales of test equipment to domestic and foreign airlines and to commercial distributors. The commercial market also includes sales related to repairs and calibration which have a lower gross margin. The Company primarily develops and designs test equipment for the avionics industry and, as such, the Company's products and designs may be sold in both the government and commercial markets.

The table below presents information about sales and gross margin. Cost of sales includes certain allocation factors for indirect costs.

                            Three Months Ended           Three Months Ended
                              June 30, 2003                 June 30, 2002
                        Government    Commercial       Government    Commercial
                        ----------    ----------       ----------    ----------

      Sales             $1,869,489    1,188,417        $2,405,708     444,025
      Cost of sales        726,926      559,596         1,133,885     251,398
                        ----------    ---------        ----------     -------
      Gross margin      $1,142,563      628,821        $1,271,823     192,627
                        ==========    =========        ==========     =======

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

Inventory reserves - inventory reserves or write-downs are estimated for excess, slow-moving and obsolete inventory as well as inventory whose carrying value is in excess of net realizable value. These estimates are based on current assessments about future demands, market conditions and related management initiatives. If market conditions and actual demands are less favorable than those projected by management, additional reserves or inventory write-downs may be required.

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

Overview

For the first quarter ended June 30, 2003, sales increased 7.3% to $3,057,906 and net income increased 9.5% to $281,943. Deliveries of the AN/APM-480 IFF (Identification, Friend or Foe) Transponder Set Test Set (TSTS) to the U.S. Navy continue, but accounted for only 27.7% of sales for the quarter ended June 30, 2003 as compared to 65.2% of sales for the quarter ended June 30, 2002. The Company, in agreement with the U.S. Navy, has temporarily decreased the number of units it is currently shipping monthly in anticipation of these units being returned for upgrades and enhancements, in respect of which the Company has increased its warranty reserves. Shipments under this contract should continue until the fourth quarter of the current fiscal year. This program firmly established the Company as one of the leading suppliers in the avionics test equipment industry, and improved its market position. Commercial sales also increased substantially during this period as a result of the introduction of the TR-220 Multi-Function test set and a sales promotion of the T-49C Transponder/TCAS test set.

Investment in new product development continues in order to meet the expected needs of its customers and remain as one of the leaders in the industry. The
Company continues its work on the next generation of IFF test sets in anticipation of U.S. and NATO requirements for more sophisticated IFF testing. The Company anticipates that most of the AN/APM-480's will need to be returned and modified, in the future, to accommodate the more sophisticated IFF testing. Although there is no assurance that the Company will receive any such contracts, the Company believes that it is well positioned to obtain such contracts. The

Item  2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
         RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

Results of Operations (continued)

Overview (continued)

recently introduced TR-220, a commercial Multi-Function ramp test set has been favorably received by the marketplace.

The Company has been active in responding to customer requests for quotation, in addition to adapting its product designs to respond to these requests. The Company continues actively to pursue opportunities in both the commercial and government avionics markets, both domestically and internationally. Exploration of opportunities in other government and commercial markets also continues in an attempt to broaden the Company's product line. The Company continues its efforts with Semaphore Capital Advisors LLC to pursue growth through acquisitions and alliances of compatible businesses or technologies.

Sales

For the three months ended June 30, 2003, total sales increased $208,173 (7.3%) to $3,057,906 as compared to the three months ended June 30, 2002. Government sales decreased $536,219 (22.3%) to $1,869,489 as compared to $2,405,708 for the first three months of the prior fiscal year. The decrease in government sales is mainly attributed to the decrease in the shipment of the AN/APM 480 to the U.S. Navy. Deliveries of the AN/APM-480 IFF to the U.S. Navy continue, but accounted for only 27.7% of sales for the quarter ended June 30, 2003 as compared to 65.2% of sales for the quarter ended June 30, 2002. The Company, in agreement with the U.S. Navy, has temporarily decreased the number of units it is currently shipping monthly in anticipation of these units being returned for upgrades and enhancements. Shipments under this contract should continue until the fourth quarter of the current fiscal year. This decrease was partially offset by an increase in sales in other government products, such as the T-47SH, T-36M, and the T-76. Commercial sales increased (167.6%) to $1,188,417 for the three months ended June 30, 2003, as compared to $444,025 for the three months ended June 30, 2002. Commercial sales increased during this period as a result of the introduction of the TR-220 Multi-Function test set and a sales promotion of the T-49C Transponder/TCAS test set. However, the commercial market remains weak, primarily as a result of the weak financial position of most commercial airlines. As such, management does not believe that this significant growth in commercial sales will continue.

Gross Margin

Gross margin dollars increased $306,934 (21%) for the three months ended June 30, 2003 as compared to the same three months in the prior fiscal year. The increase in gross margin is attributed to an increase in sales volume, higher margins on certain products and to production efficiencies obtained as a result of the higher volume. The gross margin percentage for the three months ended June 30, 2003 was 57.9% as compared to 51.4% for the three months ended June 30, 2002.

Operating Expenses

Selling, general and administrative expenses increased $161,931 (28.3%) for the three months ended June 30, 2003, as compared to the three months ended June 30, 2002. This increase is attributed to a higher level of sales and marketing activities and the additions of a Customer Support Manager and a West Coast Regional Sales Manager. Selling, general and administrative expenses also increased as a result of the

Item  2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
         RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

Results of Operations (continued)

Operating Expenses (continued)

addition of a new Chief Operating Officer, an increase in legal fees associated with an appeal of an award of a significant contract by the U.S. Army to another contractor, and an increase in consulting services.

Engineering, research and development expenses increased $116,931 (28.3%). The higher level of expenditures is associated with an increase in research and development activities, including the continued effort on the next generation of IFF test sets, a new transponder/interrogator bench test set, and enhancements to existing products.

Income Taxes

A provision for income taxes was recorded in the amount of $188,269 for the three months ended June 30, 2003 as compared to a tax provision of $171,276 for the three months ended June 30, 2002. These amounts represent the effective federal and state tax rate of approximately 40% on the Company's net income before taxes. The Company has used all of its net operating loss carryforwards and the Company will pay federal taxes this fiscal year.

Liquidity and Capital Resources

At June 30, 2003 the Company had working capital of $4,275,218 as compared to $4,154,887 at March 31, 2003. For the three months ended June 30, 2003, cash provided by operations was $376,262 as compared to $804,749 for the three months ended June 30, 2002. This decline in cash from operations is primarily attributed to an increase in inventories and a decrease in accrued expenses as compared to the same period last year.

The Company has a line of credit of $1,750,000 from Fleet Bank. The line of credit bears an interest rate of 0.5% above the lender's prevailing base rate, which is payable monthly, based upon the outstanding balance. As of June 30, 2003 the Company had no outstanding balance. The line of credit is collateralized by substantially all of the assets of the Company and expires in September 2003. The credit facility requires the Company to maintain certain financial covenants. As of June 30, 2003, the Company was in compliance with all financial covenants. The Company is in the process of renewing this line.

Based upon the current backlog, its existing credit line, and cash balance, the Company believes that it has sufficient working capital to fund its operating plans for at least the next twelve months. However, as the Company pursues additional opportunities, the need for additional capital may arise. The Company will evaluate its alternatives when these opportunities arise. The Company has also retained Semaphore Capital Advisors as its investment bankers to help pursue acquisitions and alliances and, if needed, to help raise capital. The Company maintains its cash balance primarily in a money market account in the event the cash is needed for acquisition. There was no significant impact on the Company's operations as a result of inflation for the three months ended June 30, 2003. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended March 31, 2003.

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

                                                TEL-INSTRUMENT ELECTRONICS CORP.

Date: August 13, 2003                           By: /s/ Harold K. Fletcher
                                                    ----------------------------
                                                    /s/ Harold K. Fletcher
                                                    Chairman and President

Date: August 13, 2003                           By: /s/ Joseph P. Macaluso
                                                    ----------------------------
                                                    /s/ Joseph P. Macaluso
                                                    Principal Accounting Officer

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: August 13, 2003                                 /s/ Harold K. Fletcher
                                                      ----------------------
                                                      /s/ Harold K. Fletcher
                                                      Chairman and President

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: August 13, 2003                               /s/ Joseph P. Macaluso
                                                    ----------------------------
                                                    /s/ Joseph P. Macaluso
                                                    Principal Accounting Officer