Form 10-Q
period 2003-09-30
TEL INSTRUMENT ELECTRONICS CORP
filed 2003-11-14
CIK 96885

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q

                  X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the quarterly period ended September 30, 2003

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

2,144,151 shares of Common stock, $.10 par value as of November 7, 2003.

                     TEL-INSTRUMENT ELECTRONICS CORPORATION

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----

Item 1.     Financial Statements (Unaudited):

            Condensed Comparative Balance Sheets
            September 30, 2003 and March 31, 2003                            1

            Condensed Comparative Statements of Operations -
            Three and Six Months Ended September 30, 2003 and 2003           2

            Condensed Comparative Statements of Cash Flows -
            Six Months Ended September 30, 2003 and 2002                     3

            Notes to Condensed Financial Statements                         4-6

Item 2.     Management's Discussion and Analysis of the Results of
            Operations and Financial Conditions                             7-11

Item 4.     Controls and Procedures                                         12

            Part II - Other Information

Item 6.     Exhibits and Reports on Form 8-K                                12


            Signatures                                                      12

            Certifications                                                 13-14

Item 1 - Financial Statements

                     TEL-INSTRUMENT ELECTRONICS CORPORATION
                      CONDENSED COMPARATIVE BALANCE SHEETS

                                                                                 (Unaudited)
   ASSETS                                                                     September 30, 2003        March 31, 2003
                                                                              ------------------        --------------
Current assets:
  Cash and cash equivalents                                                        $1,644,478              $1,680,124
  Accounts receivable, net of allowance for doubtful
      accounts of $36,598 at September 30, 2003 and
      March 31, 2003                                                                1,881,996               1,966,815
  Inventories, net                                                                  2,352,201               2,262,147
  Prepaid expenses and other current assets                                            77,061                  42,587
  Deferred income taxes                                                               679,614                 535,448
                                                                                   ----------              ----------
Total current assets                                                                6,635,350               6,487,121
Property, plant and equipment, net                                                    708,719                 726,594
Other assets                                                                          289,918                  97,462
                                                                                   ----------              ----------
Total assets                                                                        7,633,987               7,311,177
                                                                                   ==========              ==========
LIABILITIES & STOCKHOLDERS EQUITY

Current liabilities:
  Note payable - related party - current portion                                      200,000                 200,000
  Convertible subordinated notes - related party                                        7,500                   7,500
  Capitalized lease obligations - current portion                                      28,231                  28,637
  Accounts payable                                                                    521,608                 503,216
  Deferred revenues                                                                    48,763                  51,203
  Accrued payroll, vacation pay, deferred wages
      payroll taxes and interest on deferred wages                                    485,961                 436,630
   Income taxes payable                                                                    --                 103,924
  Accrued expenses                                                                    954,438               1,001,124
                                                                                   ----------              ----------
Total current liabilities                                                           2,246,501               2,332,234

Notes payable - related party - long-term                                              50,000                  50,000
Capitalized lease obligations - long-term                                               6,989                  21,069
                                                                                   ----------              ----------
Total liabilities                                                                   2,303,490               2,403,303

Commitments and contingencies                                                              --                      --

Stockholders' equity:
   Common stock                                                                       214,418                 213,583
   Additional paid-in capital                                                       3,960,890               3,944,812
   Retained earnings                                                                1,155,189                 749,479
                                                                                   ----------              ----------
Total stockholders' equity                                                          5,330,497               4,907,874
                                                                                   ----------              ----------

Total liabilities and stockholders' equity                                         $7,633,987              $7,311,177
                                                                                   ==========              ==========

See accompanying notes to condensed financial statements

                     TEL-INSTRUMENT ELECTRONICS CORPORATION
                 CONDENSED COMPARATIVE STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                        Three Months Ended                      Six Months Ended
                                                Sept. 30, 2003     Sept. 30, 2002     Sept. 30, 2003     Sept. 30, 2002
                                                --------------     --------------     --------------     --------------
Sales
  Government, net                                 $ 1,762,767        $ 2,608,868        $ 3,632,256        $ 5,013,576
  Commercial, net                                     853,949            374,034          2,042,366            819,059
                                                  -----------        -----------        -----------        -----------
Total Sales                                         2,616,716          2,982,902          5,674,622          5,832,635

Cost of sales                                       1,192,809          1,386,582          2,479,331          2,771,865
                                                  -----------        -----------        -----------        -----------
Gross Margin                                        1,423,907          1,596,320          3,195,291          3,060,770

Operating expenses
  Selling, general & administrative                   714,591            790,593          1,449,590          1,363,661
  Engineering, research, & development                500,138            417,319          1,068,048            869,046
                                                  -----------        -----------        -----------        -----------
Total operating expenses                            1,214,729          1,207,912          2,517,638          2,232,707
                                                  -----------        -----------        -----------        -----------

     Income from operations                           209,178            388,408            677,653            828,063

Other income (expense):
  Interest income                                       5,188              9,313             15,910             15,789
  Interest expense                                     (8,957)           (15,880)           (17,942)           (33,288)
                                                  -----------        -----------        -----------        -----------
Income before taxes                                   205,409            381,841            675,621            810,564

Provision for income taxes                             81,642            152,544            269,911            323,820
                                                  -----------        -----------        -----------        -----------
Net income                                        $   123,767        $   229,297        $   405,710        $   486,744
                                                  ===========        ===========        ===========        ===========

     Basic income per common share                $      0.06        $      0.11        $      0.19        $      0.23
                                                  ===========        ===========        ===========        ===========
     Diluted income per common share              $      0.06        $      0.11        $      0.18        $      0.23
                                                  ===========        ===========        ===========        ===========

Dividends per share                                      None               None               None               None

Weighted average shares outstanding
     Basic                                          2,143,776          2,135,776          2,140,930          2,135,422
     Diluted                                        2,202,281          2,162,386          2,199,435          2,162,032

See accompanying notes to condensed financial statements

                     TEL-INSTRUMENT ELECTRONICS CORPORATION
                 CONDENSED COMPARATIVE STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                         Six Months Ended
                                                                                Sept. 30, 2003          Sept. 30, 2002
                                                                                --------------          --------------
Cash flows from operating activities:
Net income                                                                        $   405,710            $   486,744
Adjustments to reconcile net income to net cash provided
    by operating activities:
    Deferred income taxes                                                            (144,166)               175,870
     Depreciation and amortization                                                    129,270                107,009
Changes in operating assets or liabilities:
  Decrease (increase) in accounts receivable, net                                      84,819               (451,660)
  (Increase) decrease in inventories, net                                             (90,054)               730,577
  (Increase) decrease in prepaid exp. & other current assets                          (34,474)                 7,152
  (Increase) decrease in other assets                                                (192,456)                 5,237
  Increase in accounts payable                                                         18,392                104,684
  (Decrease) increase in deferred revenues                                             (2,440)                53,334
  Increase  in accrued payroll, vacation pay, deferred
     wages, and payroll taxes                                                          49,331                119,822
  Decrease in income taxes payable                                                   (103,924)                    --
  (Decrease) increase in accrued expenses                                             (46,686)               189,801
                                                                                  -----------            -----------

Net cash provided by operating activities                                              73,322              1,528,570
                                                                                  -----------            -----------
Cash flows from investing activities:
  Cash purchases of property, plant and equipment                                    (111,395)               (52,956)
                                                                                  -----------            -----------
Net cash used in investing activities                                                (111,395)               (52,956)
                                                                                  -----------            -----------
Cash flows from financing activities:
  Proceeds from exercise of stock options                                              16,913                  3,090
  Repayment of capitalized lease obligations                                          (14,486)               (67,580)
                                                                                  -----------            -----------
  Net cash used in financing activities                                                 2,427                (64,490)
                                                                                  -----------            -----------

Net (decrease) increase in cash and cash equivalents                                  (35,646)             1,411,124
Cash and cash equivalents at beginning of period                                    1,680,124              1,198,191
                                                                                  -----------            -----------
Cash and cash equivalents at end of period                                        $ 1,644,478            $ 2,609,315
                                                                                  ===========            ===========

Supplemental information
     Interest paid                                                                $    23,269            $    16,515
                                                                                  ===========            ===========
     Income taxes paid                                                            $   518,000            $   138,737
                                                                                  ===========            ===========

See accompanying notes to condensed financial statements

                        TEL-INSTRUMENT ELECTRONICS CORP.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 1 Basis of Presentation

In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position of Tel-Instrument Electronics Corp as of September 30, 2003, the results of operations for the three and six months ended September 30, 2003 and September 30, 2002, and statements of cash flows for the six months ended September 30, 2003 and September 30, 2002. These results are not necessarily indicative of the results to be expected for the full year.

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

Note 2 Accounts Receivable, net

Accounts receivable, net consist of:

                                       September 30, 2003         March 31, 2003

            Commercial                    $   829,987              $   555,076
            Government                      1,088,607                1,448,337
            Allowance for bad debts           (36,598)                 (36,598)
                                          -----------              -----------
            Total                         $ 1,881,966              $ 1,966,815
                                          ===========              ===========

Note 3 Inventories, net

Inventories, net consist of:
                                            September 30, 2003    March 31, 2003

            Purchased parts                    $   781,964         $ 1,074,442
            Work-in-process                      1,624,507           1,289,578
            Finished goods                          83,543              10,940
            Less:  Reserve for obsolescence       (137,813)           (112,813)
                                               -----------         -----------
            Total                              $ 2,352,201         $ 2,262,147
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

Note 5 Stock Options

The Company accounts for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123 and 148, "Accounting for Stock-Based Compensation" ("SFAS 123 and 148"). Under SFAS 123 and 148 the Company provides pro forma net income and pro forma earnings per share disclosures for employee stock option grants made since fiscal 1996 as if the fair-value-based method as defined in SFAS No. 123 has been applied. The Company currently does not plan to adopt the fair value based method prescribed by SFAS 123.

The Company estimates the fair value of each option using the Black Scholes option-pricing model with the following weighted-average assumptions: expected dividend yield of 0.0%, risk-free interest rate of 3.5, volatility at 50% and an expected life of 5 years. Had the Company determined compensation cost based on the fair market value at the grant date for its stock options under SFAS No. 123, the pro forma amounts are indicated below:

                                                                     Six Months Ended      Six Months Ended
                                                                    September 30, 2003    September 30, 2002
                                                                    ------------------    ------------------
            Net income  - as reported                                  $   405,710           $   486,744
            Less fair value of stock options                               (38,507)              (37,929)
                                                                       -----------           -----------
            Net income - pro forma                                         367,203               448,815
                                                                       ===========           ===========

            Basic earnings per share - as reported                          0.19                  0.23
            Basic earnings per share - pro forma                            0.17                  0.21

            Diluted earnings per share - as reported                        0.18                  0.23
            Diluted earnings  per share - pro forma                         0.17                  0.21

                        TEL-INSTRUMENT ELECTRONICS CORP.

Note 6 Government and Commercial Sales

Information has been presented for the Company's two reportable activities, government and commercial.

The Company is organized primarily on the basis of its avionics products. The government market consists primarily of the sale of avionic test equipment to U.S. and foreign governments and militaries either direct or through distributors. The commercial market consists of sales of test equipment to domestic and foreign airlines and to commercial distributors. The commercial market also includes sales related to repairs and calibration which have a lower gross margin. The Company primarily develops and designs test equipment for the avionics industry and, as such, the Company's products and designs may be sold in the government and commercial markets.

The table below presents information about sales and gross margin. Costs of sales include certain allocation factors for indirect costs.

                                           Three Months Ended                    Three Months Ended
                                           September 30, 2003                    September 30, 2002

                                      Government         Commercial         Government        Commercial
                                      ----------         ----------         ----------        ----------
            Sales                     $1,762,767           $853,949         $2,608,868          $374,034
            Cost of Sales                748,719            444,090          1,176,531           210,051
                                      ----------           --------         ----------          --------
            Gross Margin              $1,014,046           $409,859         $1,432,337          $163,983
                                      ==========           ========         ==========          ========

                                           Three Months Ended                    Three Months Ended
                                           September 30, 2003                    September 30, 2002

                                      Government         Commercial         Government        Commercial
                                      ----------         ----------         ----------        ----------
            Sales                     $3,632,256         $2,042,366         $5,013,576         $819,059
            Cost of Sales              1,475,645          1,003,686          2,310,416          461,449
                                      ----------         ----------         ----------         --------
            Gross Margin              $2,156,611         $1,039,000         $2,703,160         $357,610
                                      ==========         ==========         ==========         ========

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

Results of Operations

Overview

Sales for the three and six months ended September 30, 2003 declined $366,186 (12.3%) and $158,013 (2.7%), as compared to the same periods in the last fiscal year. The decrease in sales is primarily attributed to the reduced shipments of the AN/APM-480 to the U.S. Navy. Deliveries of the AN/APM-480 continue, but accounted for only 32.7% and 30.0% of total sales, respectively, for the three and six months ended September 30, 2003, as compared to 64.9% and 59.3%, respectively, for the same periods in the prior fiscal year. The Company, in agreement with the U.S. Navy, has temporarily decreased the number of units it is currently shipping in anticipation of these units being returned for up-grades and enhancements. The total number of units under contract has not changed. The Company anticipates an improvement in sales during the second half of the current fiscal year.

The introduction of the TR-220 Multi-Function test set, a sales promotion of the T-49C Transponder/TCAS test set, and additional sales of Precision DME test sets partially offset these lower shipments. Investment in new product development continues as these expenses increased 19.8% and 22.9%, respectively, for the three and six months ended September 30, 2003, as compared to the previous year. Research and development activities include the next generation of IFF test sets, developing a foundation technology for future products, and incorporating other product enhancements. The Company has also begun work on a bench test set, which will be a new market and a diversification opportunity for the Company.

The Company has signed a non-binding letter of intent to acquire privately held Innerspace Technology, Inc. (ITI) of Waldwick, NJ. ITI has been in business for over 30 years designing, manufacturing and distributing a variety of shipboard and underwater instruments to support hydrographers, oceanographers, researchers, engineers, geophysicists, and surveyors worldwide. ITI has total annual sales of approximately $1 million dollars, and the letter of intent provides for a purchase price of $547,000, options to purchase 25,000 TEL shares, and employment arrangements for the two principals, subject to the

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
        RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

Results of Operations (continued)

Overview (continued)

Company's satisfactory completion of its due diligence investigation, completion of a definitive acquisition agreement, and approval of the Company's Board of Directors. The Company hopes to significantly increase the sales of ITI's products by expanding distribution and enhancing marketing and product development. Mr. Harold K. Fletcher, CEO of Tel-Instrument, said, "This is an important first step in the Company's diversification program. We are excited about this opportunity to penetrate a market outside of our traditional market. Together, Tel and ITI will be a strong team." Semaphore Capital Advisors, LLC of Stamford, CT, advised the Company on this transaction.

The Company continues to actively pursue other opportunities in both the commercial and government markets, both domestically and internationally.

Sales

For the six months ended September 30, 2003, net sales decreased $158,013 (2.7%), as compared to the six months ended September 30, 2002. Government sales decreased $1,381,320 (27.6%) for the six months ended September 30, 2003 as compared to the six months ended September 30, 2002. The decrease in sales is primarily attributed to the reduced shipments of the AN/APM-480 to the U.S. Navy. Deliveries of the AN/APM-480 continue, but accounted for only 30.0% of total sales for the six months ended September 30, 2003, as compared 59.3% for the same period in the prior fiscal year. The Company, in agreement with the U.S. Navy, has temporarily decreased the number of units it is currently shipping in anticipation of these units being returned for up-grades and enhancements. The total number of units under contract has not changed. This decrease was partially offset by an increase in the shipment of Precision DME test sets. Commercial sales increased $1,223,307 (149.4%) for the six months ended September 30, 2003 as compared to the same period last year. The introduction of the TR-220 Multi-Function test set and a sales promotion of the T-49C Transponder/TCAS test set accounted for this increase. However, the commercial market remains weak, primarily as a result of the weak financial position of most commercial airlines.

For the three months ended September 30, 2003, net sales decreased $366,186 (12.3%), as compared to the three months ended September 30, 2002. Government sales decreased $846,101 (32.4%) for the three months ended September 30, 2003 as compared to the three months ended September 30, 2002. The decrease in sales is primarily attributed to the reduced shipments of the AN/APM-480 to the U.S. Navy as discussed above. Sales of other government products also declined, but were partially offset by an increase in the shipment of Precision DME test sets. Commercial sales increased $479,915 (128.3%) for the three months ended September 30, 2003 as compared to the same period last year. The introduction of the TR-220 Multi-Function test set accounted for most of this increase.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
        RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

Results of Operations (continued)

Gross Margin

Gross margin dollars increased $134,521 (4.4%) for the six months ended September 30, 2003, as compared to the same period in the prior fiscal year. The increase in gross margin, for the most part, is attributed to improved production efficiencies, lower warranty costs and higher margins on certain products, partially offset by lower volume. The gross margin percentage for the six months ended September 30, 2003 was 56.3% as compared to 52.5% for the six months ended September 30, 2002.

Gross margin dollars decreased $172,413 (10.8%) for the three months ended September 30, 2003, as compared to the same period in the prior fiscal year. This decrease in gross margin, for the most part, is attributed to the lower sales volume. The gross margin percentage for the three months ended September 30, 2003 was 54.4% as compared to 53.5% for the three months ended September 30, 2002

Operating Expenses

Selling, general and administrative expenses increased $85,929 (6.3%) for the six months ended September 30, 2003 as compared to the six months ended September 30, 2002. An increase in legal fees associated with an appeal of an award of a significant contract by the U.S. Army to another contractor, an increase in administrative salaries and consulting fees, and an increase in sales and marketing activities was partially offset by lower selling commissions and relocation expenses.

Selling, general and administrative expenses decreased $76,002 (9.6%) for the three months ended September 30, 2003 as compared to the three months ended September 30, 2002. Lower relocation expenses for new employees and selling commissions was partially offset by an increase in administrative salaries and consulting fees.

Engineering, research and development expenses increased $82,819 (19.8%) and $199,002 (22.9%), respectively, for the three and six months ended September 30, 2003, as compared to same periods in the prior fiscal year. The higher level of expenditures is associated with an increase in research and development activities, including the next generation of IFF test sets, developing a foundation technology for future products, and incorporating other product enhancements. The Company has also begun work on a bench test set, which will be a new market and diversification opportunity for the Company.

Income Taxes

Income taxes decreased $70,902, and $53,909, respectively, for the three and six months ended September 30, 2003 as compared to the same periods last year as a result of the lower profit. The provision for income taxes represents the effective federal and state tax rate on the Company's income before taxes. The Company has used its net operating loss carryforwards and the Company will pay federal taxes this fiscal year.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
        RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

Liquidity and Capital Resources

At September 30, 2003 the Company had positive working capital of $4,388,849 as compared to $4,154,887 at March 31, 2003. For the six months ended September 30, 2003, cash provided by operations was $73,322 as compared to $1,528,570 for the six months ended September 30, 2002. This decrease in cash from operations is primarily attributable to an increase in inventories, an increase in other assets, a decrease in accrued expenses and payment of income taxes partially by a decrease in accounts receivable. Cash declined $35,646 for the six months ended September 30, 2003 due primarily to payment of income taxes, purchases of capital equipment and an increase in other assets.

The Company has a line of credit of $1,750,000 from Fleet Bank.. The line of credit bears an interest rate of 0.5% above the lender's prevailing base rate, which is payable monthly, based upon the outstanding balance. At September 30, 2003, the Company had no outstanding balance. The line of credit is collateralized by substantially all of the assets of the company. The credit facility requires the Company to maintain certain financial covenants. As of September 30, 2002, the Company was in compliance with all financial covenants. The line of credit expired at September 30, 2003 and the Company has received a commitment from the bank to renew this line for another year.

Based upon the current backlog, its existing credit line, and cash balance, the Company believes that it has sufficient working capital to fund its operating plans for at least the next twelve months. However, as the Company pursues additional opportunities, the need for additional capital may arise. The Company will evaluate its alternatives when these opportunities arise. The Company has also retained Semaphore Capital Advisors as its investment bankers to help pursue acquisitions and alliances and, if needed, to help raise capital. The Company maintains its cash balance primarily in a money market account in the event the cash is needed for an acquisition. Some of this cash will be used to purchase Innerspace Technology, Inc. (see above).

There was no significant impact on the Company's operations as a result of inflation for the six months ended September 30, 2003.

These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended March 31, 2003.

Item 4. Controls and Procedures

The Company adopted disclosure controls and procedures, as called for by the recently adopted legislation and rules of the Securities and Exchange
Commission. Under rules promulgated by the S.E.C., disclosure controls and procedures are defined as "those controls or other procedures of the issuer that are designed to ensure that information required to be disclosed by the issuer in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms." The Chief Executive Officer and the Principal Accounting Officer of the Company evaluated the Company's disclosure controls and procedures at October 31, 2003, and concluded that they are effective.

Furthermore, there were no significant changes in the Company's internal controls, or in other factors that could significantly affect these controls after October 31, 2003, the date of the evaluation by the Chief Executive Officer and the Principal Accounting Officer.

Item 6. Exhibits and Reports on Form 8-K

            a.    Exhibits

                  Press Release Dated November 12, 2003.

            b.    Reports on Form 8-K.

                  None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                TEL-INSTRUMENT ELECTRONICS CORP.

Date: November 13, 2003                         By: /s/ Harold K. Fletcher
                                                    ----------------------
                                                        Harold K. Fletcher
                                                        Chairman and President

Date: November 14, 2003                         By: /s/ Joseph P. Macaluso
                                                    ----------------------
                                                    Joseph P. Macaluso
                                                    Principal Accounting Officer

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

Date: November 14, 2003                               /s/ Harold K. Fletcher
                                                      ----------------------
                                                      Harold K. Fletcher
                                                      Chairman and President

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

Date: November 14, 2003                             /s/ Joseph P. Macaluso
                                                    ----------------------
                                                    Joseph P. Macaluso
                                                    Principal Accounting Officer