Form 10-Q/A
period 2003-09-30
TEL INSTRUMENT ELECTRONICS CORP
filed 2003-12-23
CIK 96885

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   ----------

                                   FORM 10-Q/A

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

                     TEL-INSTRUMENT ELECTRONICS CORPORATION

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----

Item 1.  Financial Statements (Unaudited):

         Condensed Comparative Balance Sheets
         September 30, 2003 and March 31, 2003                               1

         Condensed Comparative Statements of Operations -
         Three and Six Months Ended September 30, 2003 and 2003              2

         Condensed Comparative Statements of Cash Flows -
         Six Months Ended September 30, 2003 and 2002                        3

         Notes to Condensed Financial Statements                            4-6

Item 2.  Management's Discussion and Analysis of the Results of
         Operations and Financial Conditions                                7-11

Item 4.  Controls and Procedures                                            12

         Part II - Other Information

Item 6.  Exhibits and Reports on Form 8-K                                   12

         Signatures                                                         12

         Certifications                                                    13-16

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
                                                  ==========        ==========

See accompanying notes to condensed financial statements

                     TEL-INSTRUMENT ELECTRONICS CORPORATION
                 CONDENSED COMPARATIVE STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                     Three Months Ended                Six Months Ended
                                                            Sept. 30, 2003     Sept. 30, 2002    Sept. 30, 2003    Sept. 30, 2002
                                                            --------------     --------------    --------------    --------------
Sales
  Government, net                                              $1,762,767        $2,608,868        $3,632,256        $5,013,576
  Commercial, net                                                 853,949           374,034         2,042,366           819,059
                                                               ----------        ----------        ----------        ----------
Total Sales                                                     2,616,716         2,982,902         5,674,622         5,832,635

Cost of sales                                                   1,192,809         1,386,582         2,479,331         2,771,865
                                                               ----------        ----------        ----------        ----------
Gross Margin                                                    1,423,907         1,596,320         3,195,291         3,060,770

Operating expenses
  Selling, general & administrative                               714,591           790,593         1,449,590         1,363,661
  Engineering, research, & development                            500,138           417,319         1,068,048           869,046
Total operating expenses                                        1,214,729         1,207,912         2,517,638         2,232,707
                                                               ----------        ----------        ----------        ----------
    Income from operations                                        209,178           388,408           677,653           828,063

Other income (expense):
  Interest income                                                   5,188             9,313            15,910            15,789
  Interest expense                                                 (8,957)          (15,880)          (17,942)          (33,288)
                                                               ----------        ----------        ----------        ----------
Income before taxes                                               205,409           381,841           675,621           810,564

Provision for income taxes                                         81,642           152,544           269,911           323,820
                                                               ----------        ----------        ----------        ----------
Net income                                                     $  123,767        $  229,297        $  405,710        $  486,744
                                                               ==========        ==========        ==========        ==========

   Basic income per common share                                  $  0.06           $  0.11           $  0.19           $  0.23
                                                                  =======           =======           =======           =======
   Diluted income per common share                                $  0.06           $  0.11           $  0.18           $  0.23
                                                                  =======           =======           =======           =======

Dividends per share                                                  None              None              None              None
Weighted average shares outstanding
   Basic                                                        2,143,776         2,135,776         2,140,930         2,135,422
   Diluted                                                      2,202,281         2,162,386         2,199,435         2,162,032

See accompanying notes to condensed financial statements

                     TEL-INSTRUMENT ELECTRONICS CORPORATION
                 CONDENSED COMPARATIVE STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                        Six Months Ended
                                                  Sept. 30, 2003  Sept. 30, 2002
                                                  --------------  --------------
Cash flows from operating activities:
Net income                                          $  405,710      $  486,744
Adjustments to reconcile net income
  to net cash provided by operating
  activities:
  Deferred income taxes                               (144,166)        175,870
  Depreciation and amortization                        129,270         107,009
Changes in operating assets or liabilities:
  Decrease (increase) in accounts
    receivable, net                                     84,819        (451,660)
  (Increase) decrease in inventories, net              (90,054)        730,577
  (Increase) decrease in prepaid exp
    & other current assets                             (34,474)          7,152
  (Increase) decrease in other assets                 (192,456)          5,237
  Increase in accounts payable                          18,392         104,684
  (Decrease) increase in deferred revenues              (2,440)         53,334
  Increase  in accrued payroll,
    vacation pay, deferred wages,
    and payroll taxes                                   49,331         119,822
  Decrease in income taxes payable                    (103,924)             --
  (Decrease) increase in accrued expenses              (46,686)        189,801
                                                    ----------      ----------

Net cash provided by operating activities               73,322       1,528,570
                                                    ----------      ----------
Cash flows from investing activities:
  Cash purchases of property, plant
    and equipment                                     (111,395)        (52,956)
                                                    ----------      ----------
Net cash used in investing activities                 (111,395)        (52,956)
                                                    ----------      ----------
Cash flows from financing activities:
  Proceeds from exercise of stock options               16,913           3,090
  Repayment of capitalized lease obligations           (14,486)        (67,580)
                                                    ----------      ----------
  Net cash used in financing activities                  2,427         (64,490)
                                                    ----------      ----------
Net (decrease) increase in cash and
  cash equivalents                                     (35,646)      1,411,124
Cash and cash equivalents at beginning
  of period                                          1,680,124       1,198,191
                                                    ----------      ----------
Cash and cash equivalents at end of period          $1,644,478      $2,609,315
                                                    ==========      ==========
Supplemental information
   Interest paid                                    $   23,269      $   16,515
                                                    ==========      ==========
   Income taxes paid                                $  518,000      $  138,737
                                                    ==========      ==========

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

Note 2 Accounts Receivable, net

Accounts receivable, net consist of:

                                            September 30, 2003  March 31, 2003
                                            ------------------  --------------

  Commercial                                    $  829,987        $  555,076
  Government                                     1,088,607         1,448,337
  Allowance for bad debts                          (36,598)          (36,598)
                                                ----------        ----------
  Total                                         $1,881,966        $1,966,815
                                                ==========        ==========
Note 3 Inventories, net

Inventories, net consist of:
                                            September 30, 2003  March 31, 2003
                                            ------------------  --------------

  Purchased parts                               $  781,964        $1,074,442
  Work-in-process                                1,624,507         1,289,578
  Finished goods                                    83,543            10,940
  Less: Reserve for obsolescence                  (137,813)         (112,813)
                                                ----------        ----------
  Total                                         $2,352,201        $2,262,147
                                                ==========        ==========

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

                                           Six Months Ended    Six Months Ended
                                          September 30, 2003  September 30, 2002
                                          ------------------  ------------------

Net income  - as reported                      $ 405,710          $ 486,744
Less fair value of stock options                 (38,507)           (37,929)
                                               ---------          ---------
Net income - pro forma                           367,203            448,815
                                               ---------          ---------

Basic earnings per share - as reported              0.19               0.23
Basic earnings per share - pro forma                0.17               0.21

Diluted earnings per share - as reported            0.18               0.23
Diluted earnings  per share - pro forma             0.17               0.21

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

                                             Three Months Ended                        Three Months Ended
                                             September 30, 2003                        September 30, 2002
                                       Government          Commercial           Government           Commercial
                                       ----------          ----------           ----------           ----------
Sales                                  $1,762,767          $  853,949           $2,608,868            $374,034
Cost of Sales                             748,719             444,090            1,176,531             210,051
                                       ----------          ----------           ----------            --------
Gross Margin                           $1,014,046          $  409,859           $1,432,337            $163,983
                                       ==========          ==========           ==========            ========

                                              Six Months Ended                          Six Months Ended
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

Item 6. Exhibits and Reports on Form 8-K

      a.    Exhibits

            31.1 Certification by CEO pursuant o 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

            31.2 Certification by CFO pursuant o 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

            32.1 Cerification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sabanes-Oxley Act of 2002.

            32.2 Cerification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sabanes-Oxley Act of 2002.

            Press Release Dated November 12, 2003.

      b.    Reports on Form 8-K.

            None.

SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      TEL-INSTRUMENT ELECTRONICS CORP.


Date: December 22, 2003              By: /s/ Harold K. Fletcher
                                         ----------------------------
                                         /s/ Harold K. Fletcher
                                         Chairman and President

Date: December 22, 2003              By: /s/ Joseph P. Macaluso
                                         ----------------------------
                                         /s/ Joseph P. Macaluso
                                         Principal Accounting Officer