Form 10-Q
period 2003-12-31
TEL INSTRUMENT ELECTRONICS CORP
filed 2004-02-17
CIK 96885

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q

           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended December 31, 2003

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

2,144,151 shares of Common stock, $.10 par value as of February 9, 2004.

                     TEL-INSTRUMENT ELECTRONICS CORPORATION

                                TABLE OF CONTENTS

                                                                          PAGE
                                                                          ----

Item 1.     Financial Statements (Unaudited):

            Condensed Comparative Balance Sheets
               December 31, 2003 and March 31, 2003                        1

            Condensed Comparative Statements of Operations -
               Three and Nine Months Ended December 31, 2003 and 2002      2

            Condensed Comparative Statements of Cash Flows -
               Nine Months Ended December 31, 2003 and 2002                3

            Notes to Condensed Financial Statements                        4-6

Item 2.     Management's Discussion and Analysis of Financial
                Condition and Results of Operations                        7-11

Item 4.     Controls and Procedures                                        11

                  Part II           Other Information

Item 4.     Submission of matters to a Vote of Security Holders            12

Item 6.     Exhibits and Reports on Form 8-K                               12

            Signatures                                                     13

            Certifications                                                 14-17

Item 1 - Financial Statements

                     TEL-INSTRUMENT ELECTRONICS CORPORATION
                      CONDENSED COMPARATIVE BALANCE SHEETS
                      December 31, 2003 and March 31, 2003

       ASSETS                                                     (Unaudited)
                                                            December 31, 2003      March 31, 2003
                                                            -----------------      --------------
Current assets:
  Cash                                                             $1,976,723          $1,680,124
  Accounts receivable, net of allowance for doubtful
    accounts of $36,598 at December 31, 2003 and
    March 31, 2003                                                  2,002,004           1,966,815
  Inventories                                                       1,880,015           2,262,147
  Prepaid expenses and other current assets                            85,773              42,587
  Deferred income tax benefit - current                               622,348             535,448
                                                                   ----------          ----------

Total current assets                                                6,566,863           6,487,121

Property, plant, and equipment, net                                   700,253             726,594
Other assets                                                          297,293              97,462
                                                                   ----------          ----------

Total assets                                                       $7,564,409          $7,311,177
                                                                   ==========          ==========

LIABILITIES & STOCKHOLDERS EQUITY

Current liabilities:
  Note payable - related party - current portion                   $  200,000          $  200,000
  Convertible subordinated notes - related party                        7,500               7,500
  Capitalized lease obligations - current portion                      28,231              28,637
  Accounts payable                                                    371,337             503,216
  Accrued payroll, vacation pay, deferred wages,
     and payroll taxes                                                383,191             436,630
  Income taxes payable                                                     --             103,924
  Accrued expenses                                                  1,056,017           1,052,327
                                                                   ----------          ----------

Total current liabilities                                           2,046,276           2,332,234

Notes payable - related party - non-current portion                    50,000              50,000
Capitalized lease obligations - excluding current portion                 453              21,069
                                                                   ----------          ----------

Total liabilities                                                   2,096,729           2,403,303

Stockholders' equity:
  Common stock                                                        214,418             213,583
  Additional paid-in capital                                        3,960,886           3,944,812
  Retained earnings                                                 1,292,376             749,479
                                                                   ----------          ----------

Total stockholders' equity                                          5,467,680           4,907,874
                                                                   ----------          ----------

Total liabilities and stockholders' equity                         $7,564,409          $7,311,177
                                                                   ==========          ==========

See accompanying notes to condensed financial statement

                     TEL-INSTRUMENT ELECTRONICS CORPORATION
                 CONDENSED COMPARATIVE STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                     Three Months Ended                   Nine Months Ended
                                                             Dec. 31, 2003      Dec. 31, 2002      Dec. 31, 2003      Dec. 31, 2002
                                                             -------------      -------------      -------------      -------------
Sales

  Government, net                                              $ 2,002,133        $ 2,435,114        $ 5,634,389        $ 7,448,690
  Commercial, net                                                  912,138            631,689          2,954,504          1,450,748
                                                               -----------        -----------        -----------        -----------

Total Sales                                                      2,914,271          3,066,803          8,588,893          8,899,438

Cost of sales                                                    1,417,825          1,437,563          3,897,156          4,209,428
                                                               -----------        -----------        -----------        -----------

Gross margin                                                     1,496,446          1,629,240          4,691,737          4,690,010

Operating expenses:

  Selling, general & administrative                                715,465            803,872          2,165,055          2,167,533
  Engineering, research, & development                             551,869            391,690          1,619,917          1,260,736
                                                               -----------        -----------        -----------        -----------

Total operating expenses                                         1,267,334          1,195,562          3,784,972          3,428,269

     Income from operations                                        229,112            433,678            906,765          1,261,741

Other income (expense):

  Interest income                                                    3,928             17,954             19,838             33,743
  Interest expense                                                  (4,587)           (15,653)           (22,529)           (48,941)
                                                               -----------        -----------        -----------        -----------

Income before taxes                                                228,453            435,979            904,074          1,246,543

Provision for income taxes, net                                     91,266            174,173            361,177            497,993
                                                               -----------        -----------        -----------        -----------

Net income                                                     $   137,187        $   261,806        $   542,897        $   748,550
                                                               ===========        ===========        ===========        ===========

    Basic income per common share                              $      0.06        $      0.12        $      0.25        $      0.35
    Diluted income per common share                            $      0.06        $      0.12        $      0.24        $      0.35

Dividends per share                                                   None               None               None               None

Weighted average shares outstanding
     Basic                                                       2,144,151          2,135,801          2,141,896          2,135,536
     Diluted                                                     2,232,820          2,159,985          2,230,565          2,158,985

See accompanying notes to condensed financial statements.

                     TEL-INSTRUMENT ELECTRONICS CORPORATION
                 CONDENSED COMPARATIVE STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                Nine Months Ended      Nine Months Ended
                                                                                December 31, 2003       December 31,2002
                                                                                -----------------       ----------------
Cash flows from operating activities
Net income                                                                            $   542,897            $   748,550
Adjustments to reconcile net income to cash used
    In operating activities:
     Deferred income taxes                                                                (86,900)               107,371
     Depreciation                                                                         196,487                188,135
     Reserve for obsolescence                                                              40,000                 45,000

Changes in assets or liabilities:
   Increase in accounts receivable, net                                                   (35,189)              (941,560)
   Decrease in inventories, net                                                           342,132                626,796
   Increase in prepaid expenses and other current assets                                  (43,186)                (8,244)
   Increase in other assets                                                              (199,831)                (5,575)
   (Decrease) increase in accounts payable                                               (131,879)               335,382
   Increase in accrued payroll, vacation pay, deferred wages,
     and payroll taxes                                                                    (53,439)                64,302
   Decrease in income taxes payable                                                      (103,924)                    --
   Increase in accrued expenses                                                             3,690                374,521
                                                                                      -----------            -----------
Net cash provided by operations                                                           470,858              1,534,678
                                                                                      -----------            -----------

Cash flows from investing activities:
  Cash purchases of property, plant and equipment                                        (170,146)               (90,537)
                                                                                      -----------            -----------
Net cash used in investing activities                                                    (170,146)               (90,537)
                                                                                      -----------            -----------

Cash flows from financing activities:
Proceeds from exercise of stock options                                                    16,909                  3,090
Repayment of note payable - related party                                                      --               (100,000)
Repayment of capitalized lease obligations                                                (21,022)               (97,336)
                                                                                      -----------            -----------
Net cash used in financing activities                                                      (4,113)              (194,246)
                                                                                      -----------            -----------

Net increase in cash                                                                      296,599              1,249,895
Cash at beginning of period                                                             1,680,124              1,198,191
                                                                                      -----------            -----------
Cash at end of period                                                                 $ 1,976,723            $ 2,448,086
                                                                                      ===========            ===========

Supplemental Cash Flow Information:
Interest paid                                                                         $    26,105            $    77,243
                                                                                      ===========            ===========
Taxes paid                                                                            $   462,029            $   428,029
                                                                                      ===========            ===========

See accompanying notes to condensed financial statements

                         TEL-INSTRUMENT ELECTRONICS CORP
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 1      Basis of Presentation

In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position of Tel-Instrument Electronics Corp as of December 31, 2003, the results of operations for the three and nine months ended December 31, 2003 and December 31, 2002, and statements of cash flows for the nine months ended December 31, 2003 and December 31, 2002. These results are not necessarily indicative of the results to be expected for the full year.

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

Note 2      Accounts Receivable

The following table sets forth the components of accounts receivable:

                                    December 31, 2003       March 31, 2003
                                    -----------------       --------------

            Commercial                    $   919,998          $   555,076
            Government                      1,118,604            1,448,337
            Allowance for Bad Debts           (36,598)             (36,598)
                                          -----------          -----------

            Total                         $ 2,002,004          $ 1,966,815
                                          ===========          ===========

Note 3      Inventories

Inventories consist of:

                                            December 31, 2003    March 31, 2003
                                            ----------------     --------------

            Purchased Parts                       $   645,632       $ 1,074,442
            Work-in-Process                         1,290,763         1,289,578
            Finished Goods                             96,433            10,940
            Less:  Reserve for Obsolescence          (152,813)         (112,813)
                                                  -----------       -----------

            Total                                 $ 1,880,015       $ 2,262,147
                                                  ===========       ===========

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

                                                                     Nine Months Ended       Nine Months Ended
                                                                     December 31, 2003       December 31, 2002
                                                                     -----------------       -----------------
            Net income  - as reported                                   $ 542,897               $ 748,550
            Less fair value of stock options                              (60,750)                (58,082)
                                                                        ---------               ---------
            Net income - pro forma                                        482,147                 690,468
                                                                        =========               =========

            Basic earnings per share - as reported                          0.25                    0.35
            Basic earnings per share - pro forma                            0.23                    0.32

            Diluted earnings per share - as reported                        0.24                    0.35
            Diluted earnings  per share - pro forma                         0.22                    0.32

During the nine months ended December 31, 2003, the Company sold 8,350 shares of common stock upon exercise of previously granted employee options, pursuant to the exemption from registration provided by Sec. 4(2) of the Securities Act of 1933.

                         TEL-INSTRUMENT ELECTRONICS CORP
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

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

                                      Three Months Ended               Three Months Ended
                                       December 31, 2003                December 31, 2002
                                 Government       Commercial       Government       Commercial
                                 ----------       ----------       ----------       ----------
            Sales                $2,002,133        $912,138        $2,435,114        $631,689
            Cost of Sales           906,451         511,374         1,126,062         311,501
                                 ----------        --------        ----------        --------
            Gross Margin         $1,095,682        $400,764        $1,309,052        $320,188
                                 ==========        ========        ==========        ========

                                      Three Months Ended               Three Months Ended
                                       December 31, 2003                December 31, 2002
                                 Government       Commercial       Government       Commercial
                                 ----------       ----------       ----------       ----------
            Sales                $5,634,389      $2,954,504        $7,448,690      $1,450,748
            Cost of Sales         2,382,096       1,515,060         3,436,478         772,950
                                 ----------      ----------        ----------      ----------
            Gross Margin         $3,252,293      $1,439,444        $4,012,212      $  677,798
                                 ==========      ==========        ==========      ==========

Note 7      Subsequent Events

In January 2004, the Company acquired privately held Innerspace Technology, Inc.
(ITI) of Waldwick, NJ. ITI has been in business for over 30 years designing, manufacturing and distributing a variety of shipboard and underwater instruments to support hydrographers, oceanographers, researchers, engineers, geophysicists, and surveyors worldwide. ITI has total annual sales of approximately $1 million dollars, and the purchase price was $547,000 and employment contracts were signed with the principals. This acquisition was financed internally from available funds, and, as such, the Company's cash balance was reduced in January 2004. The Company hopes to significantly increase the sales of ITI's products by expanding distribution and enhancing marketing and product development; however, there can be no assurance.

The Company has been approved for listing of its common stock on the American Stock Exchange (Amex). The Company began trading on the Amex on February 10, 2004 with the stock symbol TIK.

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

Item 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
            RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Critical Accounting Policies (continued)

Accounts receivable - the Company performs ongoing credit evaluations of its customers and adjusts credit limits based on customer payment and current credit worthiness, as determined by review of their current credit information. The Company continuously monitors credits and payments from its customers and maintains provision for estimated credit losses based on its historical experience and any specific customer issues that have been identified. While such credit losses have historically been within our expectation and the provision established, the Company cannot guarantee that this positive trend will continue.

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

Overview

Sales for the three and nine months ended December 31, 2003 decreased 5% and 3.5%, respectively. The decrease in sales is primarily attributed to the reduced shipments of the AN/APM-480 to the U.S. Navy. The Company, in agreement with the U.S. Navy, has temporarily decreased the number of units it is currently shipping in anticipation of these units being returned for up-grades and enhancements. The total number of units under contract has not changed. However, this decline was partially offset by an increase in commercial sales for both periods, primarily as a result of the introduction of the TR-220/210 family of products, and the T-47G and the T-30D. The decline in sales of the AN/APM-480 for the nine months ended December 31, 2003 was also partially offset by the increase in the shipment of DME test sets.

The Company continues to invest in new product development. Engineering, research, and development expenditures increased 28% for the nine months ended December 31, 2003, as compared to the same period in the prior fiscal year, and represented 19% of total sales for the nine months ended December 31, 2003 as compared to 14% for the same period last year. The introduction of the TR-220/TR-210 Multi-Function test sets was very successful. These products accounted for 16% and 12% of total sales, respectively, for the three and nine months ended December 31, 2003. The Company continues to evaluate and develop new products. Research and development activities include the design of the next generation of IFF test sets, development of a foundation technology for future products, and incorporation other product enhancements. The Company is also developing a multi-function bench test set, which will add a new market and a diversification opportunity for the future.

In January 2004, the Company acquired privately held Innerspace Technology, Inc.
(ITI) of Waldwick, NJ. ITI has been in business for over 30 years designing, manufacturing and distributing a variety of shipboard and underwater instruments to support hydrographers, oceanographers, researchers, engineers, geophysicists, and surveyors worldwide. ITI has total annual sales of approximately $1 million dollars, and the purchase price was $547,000 and the Company signed employment contracts with the principals. The Company hopes to significantly increase the sales of ITI's products by expanding distribution and enhancing marketing and product development; however, there can be no assurance (see Note 7 to Financial Statements).

Item 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
            RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Overview (continued)

The Company has been active in responding to customer requests for quotation, and continues to pursue opportunities in both the commercial and government markets, both domestically and internationally. Exploration of opportunities in non-avionic government and commercial markets also continues in an attempt to broaden the Company's product line. The Company continues its efforts with Semaphore Capital Advisors LLC to pursue growth through acquisitions and alliances of compatible businesses or technologies. In addition, the Company is working with Investment Partners Group, exploring the licensing of compatible technologies.

Results of Operations

Sales

For the nine months ended December 31, 2003, net sales decreased $310,545 (3.5%) as compared to the nine months ended December 31, 2002. Government sales decreased $1,814,301 (24.4%) for the nine months ended December 31, 2003 as compared to the nine months ended December 31, 2002. The decrease in sales is primarily attributed to the reduced shipments of the AN/APM-480 to the U.S. Navy. The Company, in agreement with the U.S. Navy, has temporarily decreased the number of units it is currently shipping in anticipation of these units being returned for up-grades and enhancements. The total number of units under contract has not changed. This decrease in sales was partially offset by an increase in the shipment of Precision DME test sets. Commercial sales increased $1,503,756 (103.7%) for the nine months ended December 31, 2003 as compared to the same period last year. The introduction of the TR-220 Multi-Function test set and a sales promotion of the T-49C Transponder/TCAS test set accounted for this increase. The Company's repairs and calibration business also increased in this period. However, the commercial market remains uncertain, primarily as a result of the weak financial position of most commercial airlines.

For the three months ended December 31, 2003, net sales decreased $152,532 (5.0%) as compared to the three months ended December 31, 2002. Government sales decreased $432,981 (17.8%) for the three months ended December 31, 2003 as compared to the three months ended December 31, 2002. The decrease in sales is primarily attributed to the reduced shipments of the AN/APM-480 to the U.S. Navy as discussed above. This decrease was partially offset by a net increase in other government products. Commercial sales increased $280,449 (44.4%) for the three months ended December 31, 2003 as compared to the same period last year. The introduction of the TR-220/TR-210 Multi-Function test sets accounted for most of this increase. The Company's repairs and calibration business also increased in this period. This increase in commercial sales were partially offset by a decrease in the sale of the Company's T-49C Transponder/TCAS ramp test set as a result of ending a sales promotion.

Item 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
            RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

Results of Operations (continued)

Gross Margin

Gross margin dollars decreased $1,727 for the nine months ended December 31, 2003 as compared to the same period last year. This decrease, for the most part, is attributed to the lower overall sales volume, and the higher percentage of sales to distributors, who are sold to at a discount, partially offset by higher gross profit on certain products. The gross margin percentage for the nine months ended December 31, 2003 was 54.6% compared to 52.7% for the nine months ended December 31, 2002.

Gross margin dollars decreased $132,794 (8.2%) for the three months ended December 31, 2003 as compared to the same period last year. This decrease in gross margin, for the most part, is attributed to the lower sales volume. The gross margin percentage for the three months ended December 31, 2003 was 51.3% as compared to 53.1% for the three months ended December 31, 2002.

Operating Expenses

Selling, general and administrative expenses decreased $2,478 (0.1%) for the nine months ended December 31, 2003 as compared to the nine months ended
December 31, 2002. Lower relocation, recruitment, selling commissions, and professional fees were mostly offset by an increase in personnel and related salaries, benefits and travel expenses.

Selling, general and administrative expenses decreased $88,407 (11.0%) for the three months ended December 31, 2003 as compared to the three months ended December 31, 2002. This decrease is mainly attributed to lower professional fees, and relocation expenses.

Engineering, research and development expenses increased $160,179 (40.9%) and $359,181 (28.5%), respectively, for the three and nine months ended December 31, 2003, as compared to same periods in the prior fiscal year. The higher level of expenditures is associated with an increase in research and development activities, including the next generation of IFF test sets, developing a foundation technology for future products, and incorporating other product enhancements. The Company is also developing a bench test set, which will add a new market and diversification opportunity for the future.

Income Taxes

Income taxes decreased $82,907 and $136,816, respectively, for the three and nine months ended December 31, 2003 as compared to the same periods last year as a result of the lower profit. The provision for income taxes represents the effective federal and state tax rate on the Company's income before taxes. The Company has utilized all its net operating loss carryforwards and the Company will pay federal taxes this fiscal year.

Item 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
            RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

Liquidity and Capital Resources

At December 31, 2003 the Company had positive working capital of $4,520,587 as compared to $4,154,887 at March 31, 2003. For the nine months ended December 31, 2003, cash provided by operations was $470,858 as compared to $1,534,678 for the nine months ended December 31, 2002. This decrease in cash from operations is primarily attributable to an increase in inventories, an increase in other assets, a decrease in accrued expenses, and payment of income taxes.

The Company has a line of credit of $1,750,000 from Fleet Bank. The line of credit bears an interest rate of 0.5% above the lender's prevailing base rate, which is payable monthly, based upon the outstanding balance. At December 31, 2003, the Company had no outstanding balance. The line of credit is collateralized by substantially all of the assets of the company. The credit facility requires the Company to maintain certain financial covenants. As of December 31, 2003, the Company was in compliance with all financial covenants. The line of credit expires at September 30, 2004.

Based upon the current backlog, its existing credit line, and cash balance, the Company believes that it has sufficient working capital to fund its operating plans for at least the next twelve months. However, as the Company pursues additional opportunities, the need for additional capital may arise. The Company will evaluate its alternatives at that time. The Company has also retained Semaphore Capital Advisors as its investment bankers to help pursue acquisitions and alliances and, if needed, to help raise capital. The Company maintains its cash balance primarily in a money market account in the event the cash is needed for an acquisition. Some of this cash was used to purchase Innerspace Technology, Inc. (see above).

There was no significant impact on the Company's operations as a result of inflation for the nine months ended December 31, 2003.

These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended March 31, 2003.

Item 4.     Controls and Procedures

The Company adopted disclosure controls and procedures, as called for by the recently adopted legislation and rules of the Securities and Exchange
Commission. Under rules promulgated by the S.E.C., disclosure controls and procedures are defined as "those controls or other procedures of the issuer that are designed to ensure that information required to be disclosed by the issuer in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms." The Chief Executive Officer and the Principal Accounting Officer of the Company evaluated the Company's disclosure controls and procedures at January 30, 2004, and concluded that they are effective.

Furthermore, there were no significant changes in the Company's internal controls, or in other factors that could significantly affect these controls, after January 30, 2004, the date of the evaluation by the Chief Executive Officer and the Principal Accounting Officer.

Part II Other Information

Item 4.     Submission of Matters to a Vote of Security Holders

(a) The Annual Meeting of Shareholders was held on November 12, 2003 (the "Annual Meeting").

(b) Not applicable because (i) there was no solicitation in opposition to management's nominees as listed in the Company's proxy statement; and (ii) all of such nominees who were directors, previously reported to the Commission, were re-elected.

(c) At the Annual Meeting, the Company's shareholders voted in favor of re-electing management's nominees for election as directors of the Company as follows:

                                          For               Against
                                          ---               -------

      Harold K. Fletcher               1,616,834               0
      George J. Leon                   1,616,834               0
      Robert J. Melnick                1,616,834               0
      Jeff C. O'Hara                   1,616,834               0
      Robert H. Walker                 1,616,834               0


The shareholders also voted all 1,616,834 shares in favor of ratifying the audit committee's appointment of BDO Seidman LLP, as the Company's independent auditors for the fiscal year ending March 31, 2004.

(d)   Not applicable

Item 6.     Exhibits and Reports on Form 8-K

            a.    Exhibits

                  31.1 Certification by CEO pursuant to Rule 15d-14 under the Securities Exchange Act.
                  31.2 Certification by CFO pursuant to Rule 15d-14 under the Securities Exchange Act.
                  32.1 Cerification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sabanes-Oxley Act of 2002.
                  32.2 Cerification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sabanes-Oxley Act of 2002.

            b.    Reports on Form 8-K.

                  Report on Form 8-K regarding the acquisition of Innerspace Technology was submitted January 26, 2004 under Item 9.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               TEL-INSTRUMENT ELECTRONICS CORP.

Date:    February 13, 2004                     By: /s/ Harold K. Fletcher
                                                   ----------------------
                                                   Harold K. Fletcher
                                                   Chairman and President

Date:   February 13, 2004                      By: /s/ Joseph P. Macaluso
                                                   ----------------------
                                                   Joseph P. Macaluso
                                                   Principal Accounting Officer