Form 10-K
period 2004-03-31
TEL INSTRUMENT ELECTRONICS CORP
filed 2004-07-15
CIK 96885

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the fiscal year                                          Commission File No.
ended March 31, 2004                                              33-18978

                         TEL-INSTRUMENT ELECTRONICS CORP
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

       New Jersey                                      22-1441806
------------------------                    ------------------------------------
(State of incorporation)                    (IRS Employer Identification Number)

            728 Garden Street
          Carlstadt, New  Jersey                                       07072
----------------------------------------                             ----------
(Address of principal executive offices)                             (Zip Code)

Registrant's telephone number, including area code: (201) 933-1600

Securities registered pursuant to Section 12(b) of the Act:

2,144,151 shares of Common Stock were outstanding as of June 10, 2004.

Title of Each Class                         Name of Exchange on Which Registered
-------------------                         ------------------------------------
Common Stock $.10 par value                 American Stock Exchange

Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the
best  of  the  Registrant's   knowledge,  in  definitive  proxy  or  information
statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Act). Yes |_| No |X|.

The aggregate market value of the voting Common Stock (par value $.10 per share) held by non-affiliates on June 10, 2004 was $4,126,121 using the price of the last trade on June 10, 2004.

Total Pages - 64

Exhibit Index - pages 56 - 58

                                     PART I

Item 1. Description of Business

      General

      Tel-Instrument Electronics Corp ("Tel" or the "Company") has been in business since 1947. Tel is a leading designer and manufacturer of avionics test and measurement solutions for the global commercial air transport, general aviation, and government/military aerospace and defense markets. The Company provides instruments to test, measure, calibrate, and repair a wide range of airborne navigation and communication equipment.

      In January, 2004, the Company acquired privately held Innerspace Technology, Inc. ("ITI"). ITI has been in the marine systems business for over 30 years designing, manufacturing, and distributing a variety of shipboard and underwater instruments to support hydrographers, oceanographers, researchers, engineers, geophysicists, and surveyors worldwide. References to the Company or Tel include ITI unless the context requires otherwise (see Note 16 to Financial Statements - Segment Information).

      In recent years, the Company significantly improved its financial condition and market position, and firmly established itself as one of the leading suppliers in the avionics test equipment industry. In 2004, revenues decreased on a year to year basis for the first time in over five years. For the year ended March 31, 2004, sales declined 10% from the prior year, but were still 10% higher than revenues for 2002. The decrease in sales in 2004 is primarily attributed to the reduced shipments of the AN/APM-480 to the U.S. Navy and delays in other government procurement programs. The Company, in agreement with the U.S. Navy, temporarily decreased the number of units shipped in anticipation of these units being returned for the planned upgrades and enhancements. The total number of units under contract did not change and remained at 1,300 units. As of March 31, 2004, 1,153 units of the AN/APM-480 have been shipped. This decline in shipments was partially offset by an increase in commercial sales, primarily as a result of the introduction of the TR-220/210 family of products. As a result of reduced revenues and increased engineering, research, and development and marketing costs, net income for the year was lower than the previous year.

      The acquisition of ITI was the Company's first step in its strategy to pursue growth and diversification through acquisitions and alliances of compatible businesses or technologies. The Company is attempting to increase ITI's sales by expanding distribution and enhancing marketing and product development.

      The Company continues to invest in new product development. Engineering, research, and development expenditures increased 35% for the year ended March 31, 2004 as compared to the previous year, and represented 20% of total sales for the current fiscal year as compared to 14% for the prior fiscal year.

      The Company has been active in responding to customer requests for quotation, and continues to pursue opportunities in both the commercial and government markets, both domestically and internationally.

Item 1. Description of Business

      The Company also continues its efforts with Semaphore Capital Advisors LLC and Investment Partners Group, investment bankers, to pursue growth and diversification through acquisitions and alliances of compatible businesses or technologies.

      Tel's instruments are used to test navigation and communications equipment installed in aircraft, both on the flight line ("ramp testers") and in the maintenance shop ("bench testers"), and range in list price from $7,900 to $85,000 per unit. Tel continues to develop new products in anticipation of customers' needs, in order to continue to strengthen its market position. Its development of multifunction testers, for example, has made it easier for customers to perform ramp tests with less operator training, and lower product support costs. In recent years the Company has become a major manufacturer and supplier of IFF (Identification Friend or Foe) flight line test equipment, discussed below. The Company is currently working on the next generation of IFF test sets in anticipation of U.S. and NATO requirements for more sophisticated IFF testing, and which will provide the foundation technology for future products.

      The AN/APM-480 is a militarized avionics ramp tester used to simulate IFF Transponder/Interrogator and TCAS (Traffic Alert and Collision Avoidance system) functions to provide "go, no-go" testing of avionics in military aircraft, on the flight line and aircraft carrier deck. The Company has begun development of the next generation of more sophisticated IFF testers in anticipation that the U.S. Navy will issue a contract in the future to upgrade the AN/APM-480 units. Although there is no assurance that the Company will receive any such contracts to upgrade the AN/APM 480, which may be issued by the U.S. Navy, the Company believes that it is well positioned to obtain such contracts.

      The introduction of the TR-220 Multi-Function tester has been very successful. The TR-220 has the capability to test TCAS, Distance Measuring Equipment (DME), and Transponders (Mode A, C and S) for commercial aircraft fitted with these avionics systems, as required by the FAA. In addition, the test set transmits and receives Mode S 1090 MHz extended squitter (unsolicited broadcast transmissions which state the aircraft's three-dimensional location and direction and velocity of its flight path), which are officially labeled Automatic Dependent Surveillance - Broadcast (ADS-B) and also transmits Traffic Information System (TIS) intruder flight data. The TR-220 also provides test capability for Mode S Elementary and Enhanced Surveillance Transponders which are currently being introduced to meet the new European requirements.

      Innerspace Technology, Inc. ("ITI") is a leading designer and manufacturer of marine instrumentation systems, including depth sounders and tide gauges, and is a systems integrator to support hydrographers,
      oceanographers,   researchers,  engineers,  geophysicists,  and  surveyors
      worldwide with components, complete turnkey systems, and equipment rentals. To assist in providing a full-function system for its customers, ITI is an authorized dealer of Trimble Global Positioning System (GPS) products.

      A depth sounder is an instrument that uses an acoustic transmitter and receiver to measure sonic travel time from the transmitter to the sea floor and back to the receiver, in order to map the contour of the sea floor. ITI offers these products with both single and dual frequency operation, and ITI's products range in price from approximately $5,000 to $20,000.

Item 1. Description of Business

      Marketing and Distribution

      Domestic commercial sales are made directly or through distributors. No direct commercial customer accounted for more than 10% of commercial sales in 2004, 2003, and 2002. There are no written agreements with domestic distributors, who receive a 15%-20% discount for stocking, selling, and, in some cases, supporting these products. Tel gives a 5% to 10% discount to non-stocking distributors, and to independent sales representatives, depending on their sales volume and promotional effort. One domestic distributor (Avionics International) accounted for approximately 8%, 13%, and 19% of commercial sales for the years ended March 31, 2004, 2003, and 2002, respectively. In addition, another domestic distributor (Aero Express) accounted for 26% of commercial sales in each of the years ended March 31, 2004 and 2003.

      Marketing  to the U.S.  Government  is made  directly by  employees of the
      Company  or  through  independent  sales   representatives,   who  receive
      commissions.

      International sales are made direct, through American export agents, or through the Company's distributors at a discount reflecting a 20% selling commission, under written or oral, year-to-year arrangements. The Company has an exclusive distribution agreements with Muirhead Avionics and Accessories, Ltd, based in the United Kingdom, to represent the Company in parts of Europe and with Milspec Services in Australia and New Zealand. Muirhead accounted for approximately 20% of commercial sales for the year ended March 31, 2004. Tel also sells its products through exclusive distributors in Australia, New Zealand, Spain, Portugal, and the Far East and is exploring distribution in other areas. For the years ended March 31, 2004, 2003, and 2002, foreign commercial sales were 31%, 24%, and 20%, respectively, of total commercial sales. Additionally, the Company entered into an agreement with M.P.G. Instruments s.r.l., wherein this distributor has the exclusive sales rights for DME/P ramp and bench test units. The Company continues to explore additional marketing opportunities in other parts of the world, including the Far East. The Company has no material assets overseas.

      Tel also provides customers with calibration and repair services.

      Future domestic market growth will be affected in part on whether the U.S. Federal Aviation Administration (FAA) implements plans to upgrade the U.S. air traffic control system and on continuing recent trends towards more sophisticated avionics systems, both of which would require the design and manufacture of new test equipment. The Company continues to analyze the needs of the market, to develop new and improved instruments to meet emerging FAA requirements, and to redesign models to add functions and reduce the cost. The Company believes its test equipment is recognized by its customers for its quality, durability, reliability, and affordability.

Item 1. Description of Business

      Marine Systems

      Most ITI sales of marine instrumentation products are made directly to customers. ITI has embarked on an extensive marketing campaign, including advertising in most trade journals and attendance at trade shows, to increase its product exposure in the industry.

      Backlog

      Set forth below is Tel's backlog, including an immaterial amount for ITI in 2004, at March 31, 2004, 2003, and 2002.

                                             Commercial   Government     Total
                                             ----------   ----------     -----

      March 31, 2004                          $496,156    $2,922,491  $3,418,647
      March 31, 2003                          $869,930    $6,072,504  $6,942,434
      March 31, 2002                          $186,690    $8,346,557  $8,533,247

      Tel believes that most of the backlog at March 31, 2004 will be delivered during the next 12-18 months. Reduction in backlog is a result of having delivered approximately 89% of the 1,300 units ordered by the U.S. Navy for the AN/APM-480 IFF test sets and delays in other government procurement programs. Historically, orders received by the Company, other than for larger programs like the AN/APM-480, are received and shipped within the year and, as such, are not reflected in year-end backlog.

      All of the backlog is pursuant to purchase orders and all of the government contracts are fully funded. However, government contracts are always susceptible to termination by the government for convenience.

      Suppliers

      Tel and ITI obtain its purchased parts from a number of suppliers. These materials are standard in the industry and Tel foresees no difficulty in obtaining purchased parts, as needed, at acceptable prices.

      Competition

      Avionics

      The Company manufactures and sells commercial and military products as a single avionics business.

      Civilian Markets

      The general aviation market consists of some 1,000 avionics repair and maintenance service shops, at private and commercial airports in the United States, which purchase test equipment to assist in the repair of aircraft electronics. The commercial aviation operator market consists of approximately 80 domestic and foreign commercial airlines.

      The civilian market for avionic test equipment is dominated by three manufacturers, including Tel, IFR, a division of Aeroflex, Inc., and JC Air, a division of Goodrich Corporation. This market is relatively small and highly competitive. Tel has been successful because of its high quality products, competitive prices, and responsive service.

Item 1. Description of Business

      Competition (Continued)

      Military Markets

      The military market is large and is dominated by large corporations with substantially greater resources than the Company. Tel competitively bids for government contracts on the basis of the uniqueness of its products and "small business set asides" (i.e., statutory provisions requiring the military to entertain bids only from statutorily defined small businesses), and on bids for sub-contracts from major government suppliers. The military market consists of many independent purchasing agencies and offices.

      In recent years the Company has become an important supplier for the U.S. Military, as well as the NATO countries, for flight line IFF test equipment. The Company is currently working on the next generation of IFF test sets.

      Marine Systems

      The market for marine instrumentation systems is small and is dominated by five major manufacturers, including Innerspace Technology, Inc. (wholly owned by Tel), Odom Hydrographic Systems, Inc., Knudsen Engineering Limited, Simrad AS (a division of Kongsberg), and Reson AS. There are approximately another five companies that compete on a smaller scale. The Company is able to compete based upon its reputation in the industry, the quality of its products, and its responsive service.

      Patents

      Tel has no patents or licenses which are material to its business.

      Engineering, Research, and Development

      In the fiscal years ended March 31, 2004, 2003, and 2002, Tel spent $2,152,515, $1,601,493, and $1,521,219, respectively, on the engineering, research, and development of new and improved products. None of these amounts was sponsored by customers. Tel's management believes that continued significant expenditures for engineering, research, and development are necessary to enable Tel to expand its sales and profits. Approximately 26% of 2004 revenues are attributed to products developed by Tel in the last two years.

      The increase in expenditures is the result of an increase in staff and the Company's development efforts. Engineering, research, and development expenditures in 2004 were directed primarily to the continued development of the next generation of IFF test sets, the development of a multi-function commercial bench tester (TB-2100), the development of a foundation technology for future products, and the incorporation of other product enhancements. The Company owns all of these designs.

Item 1. Description of Business

      Personnel

      At June 10, 2004, Tel had 25 employees in manufacturing, materials management, and quality assurance, 15 in administration and sales, and 13 in engineering, research and development, none of whom belongs to a union. While the job market is tight for technical personnel, Tel has generally been able to add personnel as required. At June 9, 2004, the Company utilized 8 part-time individuals in manufacturing and several part-time consultants on an as needed basis.

Item 2. Properties

      The Company leases 19,564 square feet in Carlstadt, New Jersey as its manufacturing plant and administrative offices, pursuant to a ten-year lease expiring in February, 2011 (see Note 13 to the Financial Statements). The Avionics and Marine Divisions are both located in this facility. Tel is unaware of any environmental problems in connection with its location and, because of the nature of its manufacturing activities, does not anticipate such problems.

Item 3. Pending Legal Proceedings

      There are no material pending legal proceedings.

                                     PART II

Item 5. Market for Registrant's Common Stock and Related Stockholder Matters

      The Common Stock, $.10 par value, of the Registrant ("Common Stock") is traded on the American Stock Exchange and its symbol is TIK. The Company was listed on the American Stock Exchange and started trading on February 10, 2004 at a price of $3.00 per share. Prior to that date, there had been no established public trading market for Registrant's Common Stock. Subsequent to the public offering of the Company's Common Stock in December 1988, the Tel shares had traded sporadically in the Over-The-Counter ("OTC") market. During the year ended March 31, 2004, the Company's Common Stock had the high and low closing prices of $3.62 on the American Stock Exchange and $1.70 on the over-the-counter market. OTC quotations reflect inter-dealer prices, without retail markup or commission, and may not necessarily represent actual transactions. On June 10, 2004, the bid on the Amex was $3.75.

      The following table sets forth the high and low sale prices for our common stock for the periods indicated:

                  Fiscal Year                       High         Low
                ---------------                     ----         ----
                     2004

                First Quarter                       2.70         1.70
                Second Quarter                      2.48         1.80
                Third Quarter                       3.10         2.15
                Fourth Quarter                      3.62         2.95

                     2003

                First Quarter                       2.50         2.07
                Second Quarter                      2.35         1.97
                Third Quarter                       2.10         1.70
                Fourth Quarter                      2.20         1.85

      During fiscal year 2004, the Company issued 8,350 shares of common stock upon exercise of stock option grants pursuant to its 1998 and 2003 Stock Option Plans. All of the shares were issued pursuant to the exemption from registration under the Securities Act, pursuant to Section 4(2) of that Act. See Note 15 to Financial Statements and Item 11, Executive Compensation for information on the Company's Employee Stock Option Plans of 1998 and 2003.

      Approximate Number of Equity Holders

                                           Number of Holders
                                            on Record as of
      Title of Class                        March 31, 2004
      ------------------------------------------------------
      Common Stock, par value
        $.10 per share                           303

      Dividends

      Registrant has not paid dividends on its Common Stock and does not expect to pay such dividends in the foreseeable future.

Item 6. Selected Financial Data

                        TEL-INSTRUMENT ELECTRONICS CORP.
                        SUMMARY OF FINANCIAL INFORMATION

                                                                                 Years Ended March 31,
                                                   --------------------------------------------------------------------------------
                                                       2004             2003             2002             2001             2000
                                                       ----             ----             ----             ----             ----
Statement of Income Data:
  Sales                                            $ 10,704,029     $ 11,861,387     $  9,731,081     $  7,508,901     $  5,130,782

  Cost of sales                                       4,977,537        5,738,729        4,684,147        3,704,572        2,489,769
                                                   ------------     ------------     ------------     ------------     ------------

  Gross Margin                                        5,726,492        6,122,658        5,046,934        3,804,329        2,641,013

  Operating costs and expenses:
  Selling, general and administrative                 2,976,137        2,803,498        1,858,843        1,622,881        1,165,844
  Engineering, research & development                 2,152,515        1,601,493        1,521,219        1,047,305        1,051,833
                                                   ------------     ------------     ------------     ------------     ------------
                                                      5,128,652        4,404,941        3,380,062        2,670,186        2,217,677

  Income from operations                                597,840        1,717,667        1,666,872        1,134,143          423,336
                                                   ------------     ------------     ------------     ------------     ------------

  Other expenses, net                                    (4,047)         (10,881)         (81,183)         (95,026)         (64,378)
                                                   ------------     ------------     ------------     ------------     ------------

  Diluted income before income taxes                    593,793        1,706,786        1,585,689        1,039,117          358,958

  Income tax expense (benefit)                          230,883          702,796          557,999         (295,888)        (241,595)
                                                   ------------     ------------     ------------     ------------     ------------

  Net income                                       $    362,910     $  1,003,990     $  1,027,690     $  1,335,005     $    600,553
                                                   ============     ============     ============     ============     ============

  Diluted income per common share                  $       0.16     $       0.47     $       0.48     $       0.63     $       0.28
                                                   ============     ============     ============     ============     ============


                                                                                 Years Ended March 31,
                                                   --------------------------------------------------------------------------------
                                                       2004             2003             2002             2001             2000
                                                       ----             ----             ----             ----             ----
Balance Sheet Data:

  Working capital                                  $  3,767,150     $  4,154,887     $  3,154,081     $  1,766,360     $    921,130

  Total assets                                        7,392,501        7,311,177        6,233,572        5,934,646        3,932,765

  Long-term debt                                             --           71,069          152,183          218,345          301,682

  Stockholders' equity                                5,287,693        4,907,874        3,900,794        2,862,348        1,522,047

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

      Forward Looking Statements

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

      All predictions as to future results contain a measure of uncertainty and accordingly, actual results could differ materially. Among the factors that could cause a difference are changes in the general economy; changes in demand for the Company's products or in the costs and availability of its raw materials; the actions of competitors; the success of our customers, technological change; changes in employee relations; government regulations; litigation, including its inherent uncertainty; difficulties in plant operations and materials transportation; environmental matters; and other unforeseen circumstances. A number of these factors are discussed in the Company's filings with the Securities and Exchange Commission.

      General

      Management's discussion and analysis of results of operations and financial condition is intended to assist the reader in the understanding and assessment of significant changes and trends related to the results of operations and financial position of the Company together with its subsidiary. This discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying financial notes, and with the Statement of Critical Accounting Policies noted below. The Company's fiscal year begins on April 1 and ends of March 31. Unless otherwise noted, all references in this document to a particular year shall mean the Company's fiscal year.

      The Company's aviation business is conducted in the Government, Commercial and General aviation markets (see Note 16 of Notes to Financial Statements for segment financial information). In January 2004, the Company completed its acquisition of ITI, a company selling products to the marine industry. ITI, as of January 2004, was a wholly-owned subsidiary of the

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

      General (continued)

      Company, and ITI's balance sheet and results of operations from January 16, 2004 are consolidated in the Company's financial statements. ITI's contribution to consolidated sales and revenues for February and March of 2004 is not material, but the Company anticipates an increased contribution in fiscal 2005.

      Overview

      The Company sells its test units to commercial and government purchasers. Commercial sales are generally made to a large number of purchasers, for a relatively small number of units, for delivery inside of a year, and therefore substantial amounts of these sales never appear in year-end backlog. From time to time, the Company wins a large government contract calling for deliveries of a substantial number of units over a several year delivery period. These units are reflected in annual backlog.

      In 2000, the Company won a large government contract to deliver 1,300 AN/APM-480 IFF units to the Navy over several years, commencing in 2001. This contract and the AN/APM-480 units are further described in Item 1 above, Description of Business.

      As a consequence of this contract, annual backlog increased significantly in 2000 and subsequent years, government sales increased significantly in 2001 and subsequent years and, the government's acceptance of the AN/APM-480 helped the Company become a major supplier of IFF Test Units to the United States and NATO countries.

      Deliveries of AN/APM-480 units under this contract declined in 2004, as a result of the facts that (a) a majority of the units under contract have been delivered, (b) the Company agreed with the Navy to reduce shipments in the 4th quarter in contemplation of the Navy returning units for upgrading, and (c) unexpected government delays in new programs. As a consequence, government sales were almost $3 million less in 2004 than in 2003. One-hundred forty-seven units of the original 1,300 contracted for remain to be delivered in 2005.

      The Company is well positioned to bid for new government contracts for test units. The government programs, which will award new test equipment contracts, have been delayed by the government. The Company contemplates that the bidding for these new programs will begin in 2005, and the Company intends to submit bids on these programs and is optimistic, although no assurance can be given, that it will be able to win one or more large government contracts.

      Fiscal Year 2004

      Revenues and income before taxes in 2004 declined from the comparable items in 2003, for the first annual year-to-year decline in 5 years. Between 1999 and 2003, revenues increased from $3.5 million to $11.9 million, income before taxes improved from a loss of $244,000 to a profit of $1.7 million, and shareholders' equity increased from $919,000 to $4.9 million.

      In 2004, revenues declined by 10% from the prior year ($10.7 million as compared to $11.9 million in 2003), but still exceeded revenues in 2002 by 9%, and income before taxes declined from $1.7 million last year to $594,000 in 2004. Shareholders' equity increased to $5,287,693 ($2.34 per share) at March 31, 2004.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

      Fiscal Year 2004 (continued)

      Revenues declined in 2004 principally because: (a) the Company's large Navy contract for deliveries of its AN/APM-480 is winding down (at March 31, 2004, 147 of the original 1,300 units under contract remain to be delivered), (b) the Company and the Navy agreed to reduce deliveries of the AN/APM-480 scheduled for the last quarter of 2004, in contemplation of delivered units being returned to the Company for upgrading, and (c) unexpected delays on the government's part in several new procurement programs in which the Company intends to bid and as to which it believes it is well positioned to win some awards.

      Commercial avionics sales in 2004 increased substantially over 2003, as a result of new products like the TR-220/210 and of increased marketing efforts. Commercial sales have continuously increased from 1999, increasing from $1.7 million in that year to $3.9 million in the current year.

      The Company is continuing its efforts to increase commercial sales.

      The Company continues to invest in new product development in order to maintain and expand its market position. Engineering, research and development costs increased in 2004 by 35% over the prior year and amounts to 20% of revenues as compared to 14% in the prior year. Approximately 26% of products sold in 2004 were developed by the Company in the last two years.

      Early in 2004, the Company hired senior employees in marketing, engineering, and business development, acquired ITI in January 2004, which expands the Company's sales, markets, and products, and is making efforts to expand the geographical markets for the Company's avionics products.

      Income before taxes declined from $1.7 million in 2003 to $594,000 in the current year, as a result of lower revenues and increased costs associated with engineering, research and development, and marketing.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

      Comparison of 2004, 2003, and 2002

      Set forth below is a schedule of the Company's sales, gross margin, operating expenses and income before taxes for FY 2002-2004.

--------------------------------------------------------------------------------
                                                            Operating
                                                            Expenses     Income
                                    GM as a %   Operating    as a %      Before
Year       Sales     Gross Margin   of Sales    Expenses    of Sales     Taxes
--------------------------------------------------------------------------------
2004    10,704,024    5,726,492       53.5%     5,128,652     47.9%      593,793
--------------------------------------------------------------------------------
2003    11,861,387    6,122,658       51.6%     4,404,941     37.1%    1,706,786
--------------------------------------------------------------------------------
2002     9,731,081    5,046,934       51.9%     3,380,062     34.7%    1,585,689
--------------------------------------------------------------------------------

      Results of Operations 2004 Compared to 2003

      Sales

      For the year ended March 31, 2004, net sales decreased $1,157,358 (9.7%) as compared to the prior year. Government sales decreased $2,709,989 (29%) for the current year as compared to 2003. The decrease in sales is primarily attributed to the reduced shipments of the AN/APM 480 to the U.S. Navy and delays in other government procurement programs discussed above. Sales of the AN/APM 480 to the U.S. Navy accounted for 30% of total sales in 2004 as compared to 49% in 2003. Commercial sales increased $1,663,654 (70%) for the year ended March 31, 2004, as compared to the year ended March 31, 2003. The introduction of the TR-220 Multi-Function test set accounted for most of this increase. The commercial market continues to remain uncertain, primarily as a result of the continuing weak financial position of most commercial airlines.

      Gross Margin

      Gross margin dollars decreased $396,166 (6.5%) for the year ended March 31, 2004, as compared to the prior fiscal year, due to the lower sales volume. The gross margin percentage for the year ended March 31, 2004 improved to 53.5% as compared to 51.6% for 2003, primarily as a result of improving manufacturing efficiency and, to a lesser extent, higher prices as a result of a change in product mix.

      Operating Expenses

      Selling, general and administrative expenses increased $172,639 (6.2%) for the 12 months ended March 31, 2004 as compared to the twelve months ended March 31, 2003, as a result of sales and

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

      Results of Operations 2004 Compared to 2003 (continued)

      Operating Expenses (continued)

      marketing expenses associated with newly acquired ITI, increases in new personnel and related expenses, which are offset partially by lower selling commissions, recruitment and relocation expenses, and professional fees.

      Engineering, research, and development expenses increased $551,022 (34.4%) for the year ended March 31, 2004 as compared to the year ended March 31, 2003. The increase in expenditures is the result of development of a new generation of products, including an increase in staff. Engineering, research, and development expenditures in 2004 were directed to the continued development of the next generation of IFF test sets, the development of a multi-function commercial bench tester (TB-2100), the development of a foundation technology for future products, and the incorporation of other product enhancements.

      Liquidity and Capital Resources

      At March 31, 2004, the Company had positive working capital of $3,767,150 as compared to $4,154,887 at March 31, 2003, principally due to the reduction in accounts receivable. For the year ended March 31, 2004, the Company generated cash from operations in the amount of $811,772 as compared to $875,568 in the prior year. This decrease in cash from operations is primarily attributed to the lower net income for the year and a decrease in accounts payable, partially offset by a decrease in accounts receivable.

      The Company has a line of credit in the amount of $1,750,000 from Fleet Bank, and bears an interest rate of 0.5% above the lender's prevailing base rate, which is payable monthly on any outstanding balance. The Company does not pay to maintain this open line. At March 31, 2004, the Company had no outstanding balance. The line of credit is collateralized by substantially all of the assets of the Company. As of March 31, 2004, the Company was in compliance with all financial covenants required by the loan agreement. The line of credit expires at September 30, 2004.

      Although accounts receivable, cash, working capital and income from operations were reduced in 2004, for the reasons discussed above, the Company's liquidity and capital resources remain positive. Based upon its current backlog, its existing bank line, and cash balance, the Company believes that it has sufficient working capital to fund its operating plans for at least the next twelve months. However, as the Company pursues additional opportunities, the need for additional capital may arise. The Company has retained Semaphore Capital Advisors L.P. as its investment banker to help pursue acquisitions and alliances and, if needed, to help raise capital. The Company maintains its cash balances primarily in a money market account for use in operations or in the event that it needs these funds for an acquisition.

      There was no significant impact on the Company's operations, as a result of inflation for the ended March 31, 2004.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

      Results of Operations 2004 Compared to 2003

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

      Property and equipment - property and equipment are stated at cost, less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the respective assets over periods ranging from three to eight years. Useful lives are estimated at the time the asset is acquired and are based upon historical experience with similar assets as well as taking into account anticipated technological or other changes. Leasehold item improvements are amortized over the term of the lease or the useful life of the asset, whichever is shorter.

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

      Warranty reserves - warranty reserves are based upon historical rates and specific items that are identifiable and can be estimated at time of sale. While warranty costs have historically been within our expectations and the provisions established, future warranty costs could be in excess of our warranty reserves. A significant increase in these costs could adversely affect operating results for the period and the periods these additional costs materialize. Warranty reserves are adjusted from time to time when actual warranty claim experience differs from estimates.

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

      Contractual Obligations and Commitments

      At March 31, 2004, the Company's contractual obligations and commitments to make future payments are as follows:

                                                                            Payment Due by Period

                                                 Total        Less than 1 year     1-3 Years        3-5 Years      More than 5 years
Long-Term Debt Obligations                    $  257,500        $   57,500        $  150,000        $   50,000        $      --
Capital Lease Obligations                         24,768            24,768                --                --               --
Operating Leases                                 988,368           130,733           416,203           441,432
Purchase Commitments (1)                         450,651           450,651                --                --               --
Interest on long-term obligations                 34,784            12,284            20,250             2,250

Total Contractual Obligations                 $1,756,071        $  675,936        $  586,453        $  493,682        $      --

      (1) Purchase commitments consist primarily of obligations to purchase certain raw materials to be utilized in the ordinary course of business.

      See Notes 8, 12, and 13 to the Financial Statements.

      Borrowings

      See Note 7 to the Financial Statements.

Item 7A. Qualitative and Quantitative Disclosures About Market Risk

      The Company, at this time, is generally not exposed to financial market risks, including changes in interest rates, foreign currency exchange rates, and marketable equity security prices.

Item 8. Financial Statements and Supplementary Data

                                                                           Pages
                                                                           -----

      (1)   Financial Statements:

            Report of Independent Registered Public Accountants
              - BDO Seidman, LLP                                              18

            Report of Independent Registered Public Accounting Firm -
              PricewaterhouseCoopers, LLP                                     19

            Consolidated Balance Sheet- March 31, 2004 and 2003               20

            Consolidated Statements of  Income - Years Ended                  21
              March 31, 2004, 2003 and 2002

            Consolidated Statements of Changes in Stockholders'               22
              Equity - Years Ended March 31,
              2004, 2003 and 2002

            Consolidated Statements of Cash Flows - Years Ended               23
              March 31, 2004, 2003 and 2002

            Notes to Consolidated Financial Statements                     24-42

      (2)   Financial Statement Schedule:

            II - Valuation and Qualifying Accounts                            43

      Financial statement schedules not included in this annual report on Form 10-K have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Report of Independent Registered Public Accountants

      The Board of Directors and Stockholders of
      Tel-Instrument Electronics Corp
      Carlstadt, New Jersey

      We have audited the accompanying consolidated balance sheets of Tel-Instrument Electronics Corp as of March 31, 2004 and 2003 and the related consolidated statements of income, stockholders' equity and cash flows for each of the two years in the period ended March 31, 2004. We have also audited the schedule listed in the accompanying index. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tel-Instrument Electronics Corp as of March 31, 2004 and March 31, 2003, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

      Also, in our opinion, the financial statement schedule presents fairly, in all material respects, the information set forth therein.

      /s/ BDO Seidman, LLP
          Woodbridge, New Jersey

      May 21, 2004

             Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Tel-Instrument Electronics Corp.:

In our opinion, the statements of income, changes in stockholders equity and cash flows for the year ended March 31, 2002 present fairly, in all material respects, the results of operations and cash flows of Tel-Instrument Electronics Corp. for the year ended March 31, 2002, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule with respect to the year ended March 31, 2002 included in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
Florham Park, NJ
June 13, 2002

  TEL-INSTRUMENT ELECTRONICS CORP

Balance Sheets

                 ASSETS                         March 31, 2004    March 31, 2003
                                                --------------    --------------
Current assets:
  Cash and cash equivalents                         $1,509,828        $1,680,124
  Accounts receivable, net of allowance
    for doubtful accounts of $41,598 and
    $36,598 at March 31, 2004 and 2003,
    respectively                                     1,266,905         1,966,815
  Inventories, net                                   2,202,143         2,262,147
  Taxes Receivable                                     161,695                --
  Prepaid expenses and other
    current assets                                     102,039            42,587
  Deferred income tax benefit - current                581,348           535,448
                                                    ----------        ----------
      Total current assets                           5,823,958         6,487,121

Equipment and leasehold improvements, net              867,886           726,594
Intangible assets, net                                 413,047                --
Other assets                                           287,610            97,462
                                                    ----------        ----------

Total assets                                        $7,392,501        $7,311,177
                                                    ==========        ==========

   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Convertible note payable - related
    party - current portion (Note 12)               $  250,000        $  200,000
  Convertible subordinated note - related
    party                                                7,500             7,500
  Notes payable - other                                 87,000                --
  Capitalized lease obligations - current
    portion                                             24,768            28,637
  Accounts payable                                     346,169           503,216
  Deferred revenues                                     44,663            51,203
  Accrued payroll, vacation pay and
    payroll withholdings                               333,180           436,630
  Accrued expenses - related parties                   130,279           115,455
  Income taxes payable                                      --           103,924
  Other accrued expenses                               833,249           885,669
                                                    ----------        ----------
      Total current liabilities                      2,056,808         2,332,234

Deferred taxes - long term                              48,000                --
Convertible note payable - related party                    --            50,000
Capitalized lease obligations - excluding
  current portion                                           --            21,069
                                                    ----------        ----------
      Total liabilities                              2,104,808         2,403,303

Commitments                                                 --                --

Stockholders' equity
  Common stock, par value $.10 per share,
    2,144,151 and 2,135,801 issued and
    outstanding as of March 31, 2004 and
    2003, respectively                                 214,418           213,583
  Additional paid-in capital                         3,960,886         3,944,812
  Retained earnings                                  1,112,389           749,479
                                                    ----------        ----------

        Total stockholders' equity                   5,287,693         4,907,874
                                                    ----------        ----------

  Total liabilities and stockholders' equity        $7,392,501        $7,311,177
                                                    ==========        ==========

The accompanying notes are an integral part of the financial statements

TEL-INSTRUMENT ELECTRONICS CORP
Statements of Income

                                           For the years ended March 31,
                                           -----------------------------
                                       2004            2003            2002
                                       ----            ----            ----
Net sales                          $ 10,704,029    $ 11,861,387    $  9,731,081

Cost of sales                         4,977,537       5,738,729       4,684,147
                                   ------------    ------------    ------------

      Gross margin                    5,726,492       6,122,658       5,046,934

Operating expenses:
  Selling, general and
    administrative                    2,976,137       2,803,498       1,858,843
  Engineering, research and
    development                       2,152,515       1,601,493       1,521,219
                                   ------------    ------------    ------------

      Total operating expenses        5,128,652       4,404,991       3,380,062
                                   ------------    ------------    ------------

        Income from operations          597,840       1,717,667       1,666,872

Other income/(expense):
      Interest income                    23,572          48,509          15,103
      Interest expense                   (4,388)        (17,832)        (52,361)
      Interest expense - related
        parties                         (23,231)        (41,558)        (43,925)
                                   ------------    ------------    ------------

Income before income taxes              593,793       1,706,786       1,585,689

Income tax expense                      230,883         702,796         557,999
                                   ------------    ------------    ------------

  Net income                       $    362,910    $  1,003,990    $  1,027,690
                                   ============    ============    ============

Income per common share:
      Basic                        $       0.17    $       0.47    $       0.48
                                   ============    ============    ============
      Diluted                      $       0.16    $       0.47    $       0.48
                                   ============    ============    ============

Weighted average number of
  shares outstanding
      Basic                           2,142,416       2,135,597       2,127,782
                                   ============    ============    ============
      Diluted                         2,257,575       2,139,681       2,159,986
                                   ============    ============    ============

The accompanying notes are an integral part of the financial statements.

TEL-INSTRUMENT ELECTRONICS CORP
Statements Of Changes - In Stockholders' Equity

                                                                Common Stock
                                                      Number of Shares                      Additional     Retained
                                                   ------------------------                   Paid-In     -----------
                                                   Authorized      Issued       Amount        Capital       Earnings        Total
                                                   ----------     ---------   -----------   -----------   -----------    -----------
Balances  at March 31, 2001                         4,000,000     2,124,351   $   212,438   $ 3,932,111   $(1,282,201)   $ 2,862,348

Net income                                                 --            --            --            --     1,027,690      1,027,690
Issuance of common stock upon conversion
  of convertible subordinated note                         --         5,000           500         7,000            --          7,500
Issuance of common stock in connection
  with the exercise of  stock options                      --         4,000           400         2,856            --          3,256
                                                    ---------     ---------   -----------   -----------   -----------    -----------

Balances  at March 31, 2002                         4,000,000     2,133,351       213,338     3,941,967      (254,511)     3,900,794

Net income                                                 --            --            --            --     1,003,990      1,003,990
Issuance of common stock in connection
  with the exercise of stock options                       --         2,450           245         2,845            --          3,090
                                                    ---------     ---------   -----------   -----------   -----------    -----------

Balances  at March 31, 2003                         4,000,000     2,135,801       213,583     3,944,812       749,479      4,907,874

Net Income                                                 --            --            --            --       362,910        362,910
Issuance of common stock in connection
  with the exercise of stock options                       --         8,350           835        16,074            --         16,909
                                                    ---------     ---------   -----------   -----------   -----------    -----------

Balances  at March 31, 2004                         4,000,000     2,144,151   $   214,418   $ 3,960,886   $ 1,112,389    $ 5,287,693
                                                    =========     =========   ===========   ===========   ===========    ===========

The accompanying notes are an integral part of the financial statements.

TEL-INSTRUMENT ELECTRONICS CORP
Statements of Cash Flows

                                             For the years ended March 31,
                                             -----------------------------
                                          2004           2003          2002
                                          ----           ----          ----
Cash flows from operating
  activities:
  Net income                          $   362,910    $ 1,003,990    $ 1,027,690
  Adjustments to reconcile net
    income to cash provided by
    operating activities:
      Deferred income taxes               (56,000)       133,551        462,599
      Depreciation                        269,658        247,677        210,489
      Amortization of intangibles          17,958
      Provision for losses on
        accounts receivable                    --             --         25,000
      Provision for inventory
        obsolescence                       28,085         27,500         12,517
      Changes in assets and
        liabilities:
        Decrease (increase) in
          accounts receivable             780,342     (1,028,966)       301,534
        Decrease (increase) in
          inventories                     106,979        192,033       (142,549)
        Increase in taxes
          receivable                     (161,195)            --             --
        (Increase) decrease in
          prepaid expenses and
          other assets                    (53,036)        17,936        (21,837)
        (Decrease) increase in
          accounts payable               (211,713)       291,090       (730,047)
        (Decrease) increase in
          taxes payable                  (103,924)        66,568        (25,859)
        (Decrease) increase in
          deferred revenues, and
          other accrued expenses         (168,292)       (75,811)       259,029
                                      -----------    -----------    -----------

        Net cash provided by
          operating activities            811,772        875,568      1,378,566
                                      -----------    -----------    -----------

Cash flows from investing
  activities:
  Additions to equipment and
    leasehold improvements               (238,000)      (152,261)      (238,603)
  Acquisition of business,
    including acquisition costs          (545,921)            --             --
  Increase in cash surrender
    value of life insurance               (17,692)       (33,142)       (24,083)
                                      -----------    -----------    -----------

          Net cash used in
            investing activities         (801,613)      (185,403)      (262,686)
                                      -----------    -----------    -----------

Cash flows from financing
  activities:
  Proceeds from exercise of
    warrants and options                   16,909          3,090          3,256
  Repayment of convertible notes
    payable                                    --       (100,000)            --
  Repayment of line of credit                  --             --       (250,000)
  Repayment of loan on life
    insurance policy                     (172,426)            --             --
  Repayment of capitalized lease
    obligations                           (24,938)      (111,322)      (104,383)
                                      -----------    -----------    -----------

          Net cash used in
            financing activities         (180,455)      (208,232)      (351,127)
                                      -----------    -----------    -----------

Net (decrease) increase in cash
  and cash equivalents                   (170,296)       481,933        764,753

Cash and cash equivalents,
  beginning of year                     1,680,124      1,198,191        433,438
                                      -----------    -----------    -----------

Cash and cash equivalents,
  end of year                         $ 1,509,828    $ 1,680,124    $ 1,198,191
                                      ===========    ===========    ===========

Supplemental information:
  Taxes paid                          $   552,000    $   488,029    $   140,314
                                      ===========    ===========    ===========
  Interest paid                       $    27,252    $   104,423    $    69,757
                                      ===========    ===========    ===========
  Assets acquired through
    capitalized leases                $        --    $        --    $   119,240
                                      ===========    ===========    ===========
  Notes payable in connection
    with acquisition of business      $    87,000    $        --    $        --
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

      In January, 2004, the Company acquired privately held Innerspace Technology, Inc. (ITI). ITI has been in the marine instrumentation systems business for over 30 years designing, manufacturing and distributing a variety of shipboard and underwater instruments to support hydrographers, oceanographers, researchers, engineers, geophysicists, and surveyors worldwide.

2.    Summary of Significant Accounting Policies

      Principles of Consolidation:

      The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, and include the Company and its wholly-owned subsidiary. All significant inter-company accounts and transactions have been eliminated. The Company acquired Innerspace Technology, Inc. on January 16, 2004. As such, financial statements have been consolidated as of this date.

      Revenue Recognition:

      Revenues are recognized at the time of shipment to, or acceptance by customer provided title and risk of loss is transferred to the customer. Provisions, when appropriate, are made where the right to return exists. The Company does not currently have a provision since it has not experienced a material amount of returns in the period presented. Revenues under service contracts are recognized when the services are performed.

      Shipping and handling costs charged to customers are not material.

      Payments received prior to the delivery of units or services performed are recorded as deferred revenues on the accompanying balance sheets.

      In connection with an existing contract with the U.S. Navy for the delivery of test equipment, the Company agreed to upgrade the equipment being delivered under the contract. The Company accrued the estimated cost of $63,626 and $337,793 in 2004 and 2003, respectively, of upgrade costs with respect to pre-upgrade units delivered during those years. The Company determined that the upgrade costs, estimated to be approximately $450 per unit, were inconsequential and perfunctory. The Company is charging costs of performing the upgrade work to the accrued upgrade liability as the units are shipped.

      Cash and Cash Equivalents:

      The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents are carried at cost which approximates market value.

TEL-INSTRUMENT ELECTRONICS CORP

2.    Summary of Significant Accounting Policies (continued)

      Financial Instruments:

      The carrying amounts of cash and cash equivalents and other current assets and liabilities approximate fair value due to the short-term maturity of these investments. The Company does not determine an estimated fair value for its related party debt, since such debt does not have a readily determinable market.

      Concentrations of Credit Risk:

      Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable. The Company's avionics customer base is primarily comprised of airlines, distributors, and the U.S. Government. The Company's marine systems customer base consists primarily of engineering and surveying companies, distributors and federal and state agencies. As of March 31, 2004, the Company believes it has no significant risk related to its concentration within its accounts receivable. (See Note 14 to Financial Statements).

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

TEL-INSTRUMENT ELECTRONICS CORP

2.    Summary of Significant Accounting Policies (continued)

      Intangible Assets:

      Intangible assets consist primarily of purchased intangible assets in connection with the acquisition of ITI. Purchased intangible assets primarily include existing and core technology, non-compete agreements, and customer list. Intangible assets are amortized using the straight-line method over 5 years.

      Income Per Common Share:

      The Company's basic income per share is based on net income for the relevant period, divided by the weighted-average number of common shares outstanding during the period. Diluted income per share is based on net income for the relevant period, divided by the weighted average number of common shares outstanding during the period, including common share equivalents, such as outstanding stock options using the treasury stock method. Incremental shares of 189,000 and 13,200 related to stock options were excluded from the diluted earnings per share calculation for the years ended March 31, 2003 and 2002, respectively, since they were antidilutive. No shares were excluded for the year ended March 31, 2004.

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

      Stock Option Plans:

      The Company accounts for its stock option plans in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123 and 148, "Accounting for Stock-Based Compensation" ("SFAS 123 and 148"). Under SFAS 123 and 148 the Company provides pro forma net income and pro forma earnings per share disclosures for employee stock option grants made since 1996 as if the fair-value-based method as defined in SFAS No. 123 had been applied. The Company does not plan to adopt the fair value based method prescribed by SFAS No. 123.

TEL-INSTRUMENT ELECTRONICS CORP

2.    Summary of Significant Accounting Policies (continued)

      Stock Option Plan (continued):

      The per share weighted-average fair value of stock options granted for the years 2004, 2003, and 2002 was $1.10, $1.01, and $1.67, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: expected dividend yield of 0.0%, risk-free interest rate of 3.5% in 2004 and 5% in 2003 and 2002, volatility factor of 50% in 2004 and 2003 and 135% in 2002, and an expected life of 5 years. Had the Company determined compensation cost based on the fair market value at the grant date for its stock options under SFAS No. 123, the pro forma amounts are indicated below:

                                           2004          2003           2002
                                           ----          ----           ----

      Net income  - as reported         $ 362,910    $ 1,003,990    $ 1,027,690
      Less fair value of stock
        options                           (51,056)       (47,044)       (55,316)
                                        ---------    -----------    -----------
      Net income - pro forma            $ 311,854    $   956,946    $   972,374
                                        =========    ===========    ===========

      Basic earnings per share
        - as reported                   $    0.17    $      0.47    $      0.48
      Basic earnings per share
        - pro forma                          0.15           0.45           0.46

      Diluted earnings per share
        - as reported                        0.16           0.47           0.48
      Diluted earnings per share
        - pro forma                          0.14           0.45           0.45

TEL-INSTRUMENT ELECTRONICS CORP

2.    Summary of Significant Accounting Policies (continued)

      Long-Lived Assets To Be Disposed Of:

      The company follows SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The standard provides accounting and reporting requirements for the impairment of all long-lived assets (including discontinued operations) and it also extends the reporting requirements for discontinued operations of APB 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," to all components of an entity. The primary purpose of SFAS No. 144 is to establish guidelines to create a consistent accounting model for the impairment of long-lived assets to be disposed of and to clarify some implementation issues of SFAS No. 121. No impairment losses have been recorded through March 31, 2004.

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

      Accounts Receivable:

      The Company performs ongoing credit evaluations of its customers and adjusts credit limits based on customer payment and current credit worthiness, as determined by review of their current credit information. The Company continuously monitors credit limits for and payments from its customers and maintains provision for estimated credit losses based on its historical experience and any specific customer issues that have been identified. While such credit losses have historically been within our expectation and the provision established, the Company cannot guarantee that it will continue to receive positive results.

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

      New Accounting Pronouncements:

      In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB interpretation No. 46. Consolidation of Variable Interest Entities ("FIN 46"). FIN 46 addresses the consolidation by business enterprises of variable interest entities, as defined in the Interpretation. FIN 46 expands  existing  accounting  guidance  regarding  when a company  should include in its financial statements the assets, liabilities, and activities of another entity. Many variable interest entities have commonly been referred to as special-purpose entities or off-balance sheet structures. In December 2003, the FASB issued Interpretation No. 46R ("FIN 46R"), a revision to FIN 46. FIN 46R clarifies some of the provisions of FIN 46 and exempts certain entities from its requirements. FIN 46R is effective at the end of the first interim period ending after March 15, 2004. This pronouncement does not currently impact the Company's financial position, results of operations or cash flows.

      In July 2003, the FASB issued Statement of Financial Accounting Standard No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity ("SFAS 150"). SFAS 150 requires the shares that are mandatorily redeemable for cash or other assets at a specified or determinable date or upon an event certain to occur to be classified as liabilities, not as part of shareholders' equity. This pronouncement does not currently impact the Company's financial position, results of operations or cash flows.

      Emerging Issues Task Force ("ETIF") Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables," is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The ETIF addresses the accounting for revenue generating arrangements involving multiple deliverables. This ETIF does not currently impact the Company since there are no new sales agreements with multiple deliverables.

TEL-INSTRUMENT ELECTRONICS CORP

3.    Accounts Receivable

      The following table sets forth the components of accounts receivable:

                                                             March 31,
                                                             ---------
                                                        2004            2003
                                                        ----            ----
      Government                                     $   446,259    $ 1,448,337
      Commercial                                         862,244        555,076
      Less: Allowance for doubtful accounts              (41,598)       (36,598)
                                                     -----------    -----------
                                                     $ 1,266,905    $ 1,966,815
                                                     ===========    ===========

4.    Inventories

      Inventories consist of:

                                                             March 31,
                                                             ---------
                                                        2004            2003
                                                        ----            ----
      Purchased parts                                $   846,782    $ 1,074,442

      Work-in-process                                  1,401,722      1,289,578
      Finished  goods                                     94,537         10,940
      Less: Reserve for obsolescence                    (140,898)      (112,813)
                                                     -----------    -----------
                                                     $ 2,202,143    $ 2,262,147
                                                     ===========    ===========

      Work-in-process inventory includes $916,045 and $770,081 for government contracts at March 31, 2004 and 2003, respectively.

5.    Equipment and Leasehold Improvements

      Equipment and leasehold improvements consist of the following:

                                                             March 31,
                                                             ---------
                                                        2004           2003
                                                        ----           ----
      Leasehold Improvements                        $    398,386   $    347,737
      Machinery and equipment                          1,121,600        988,314
      Automobiles                                         16,514         16,514
      Sales equipment                                    367,994        272,478
      Rental assets                                      131,500             --
      Assets under capitalized leases                    367,623        367,623
      Less: Accumulated depreciation                  (1,535,731)    (1,266,072)
                                                    ------------   ------------
                                                    $    867,886   $    726,594
                                                    ============   ============

TEL-INSTRUMENT ELECTRONICS CORP

6.    Accrued Expenses

      Accrued payroll, vacation pay and payroll withholdings consist of the following:

                                                            March 31,
                                                            ---------
                                                        2004           2003
                                                        ----           ----
      Accrued profit sharing                         $ 106,277      $ 212,743
      Accrued vacation pay                             168,295        160,779
      Accrued salary and payroll taxes                  58,608         63,108
                                                     ---------      ---------
                                                     $ 333,180      $ 436,630
                                                     =========      =========

      Accrued payroll, vacation pay and payroll withholdings includes $85,114 and $146,834 at March 31, 2004 and 2003, respectively, which is due to officers.

      Other accrued expenses consist of the following:

                                                            March 31,
                                                            ---------
                                                        2004           2003
                                                        ----           ----
      Accrued commissions                            $  48,443      $ 160,791
      Accrued legal                                         --         37,996
      Accrued audit fees                                64,500         63,000
      Accrued consulting                                86,940         29,350
      Warranty reserve                                  15,851         18,442
      Upgrade liability                                505,364        441,738
      Accrued - other                                  112,151        134,352
                                                     ---------      ---------
                                                     $ 833,249      $ 885,669
                                                     =========      =========

      Accrued expenses - related parties consists of the following:

                                                            March 31,
                                                            ---------
                                                        2004           2003
                                                        ----           ----
      Interest and professional fees to
        non-employee officer stockholder             $  36,524      $  20,611

      Interest and other expenses due to
        Company's Chairman/President                    93,755         94,844
                                                     ---------      ---------
                                                     $ 130,279      $ 115,455
                                                     =========      =========

TEL-INSTRUMENT ELECTRONICS CORP

7.    Line of Credit

      The Company has a line of credit in the amount of $1,750,000 from Fleet Bank. Interest on any outstanding balances is payable monthly at an annual interest rate of one-half of one percent (0.5%) above the lender's prevailing base rate. The Company's interest rate was 4.5% and 5% at March 31, 2004 and 2003, respectively. The Company pays no fee to maintain the line of credit. The line is collateralized by substantially all of the assets of the Company. The credit facility requires the Company to maintain certain financial covenants. As of March 31, 2004 and March 31, 2003, the Company was in compliance with all financial covenants and had no outstanding borrowings. The line of credit expires at September 30, 2004.

8.    Capitalized Lease Obligations

      The Company has entered into lease commitments for equipment that meet the requirements for capitalization. The equipment has been capitalized and shown in office and manufacturing equipment in the accompanying balance sheets. The related obligations are also recorded in the accompanying balance sheets and are based upon the present value of the future minimum lease payments with interest rates ranging from 9% to 18%. The net book value of equipment acquired under capitalized lease obligations amounted to $89,850 and $161,906, respectively, at March 31, 2004 and 2003. As of March 31, 2004 and 2003, accumulated amortization under capital leases were $277,773 and $205,717, respectively.

      Commitments under these leases, which all expire in 2005, for the years subsequent to March 31, 2004 are as follows:

          Total minimum lease payments                     $  25,539
          Less amounts representing interest                    (771)
                                                           ---------
          Present value of net minimum lease payments         24,768
          Less current portion                               (24,768)
                                                           ---------
          Long-term capital lease obligation               $     -0-
                                                           =========

TEL-INSTRUMENT ELECTRONICS CORP

9.    Intangible Assets

      Intangible assets, net totaling $413,047 as of March 31, 2004 consists of intellectual property acquired, customer lists, and non-compete agreements acquired and are carried at cost less accumulated amortization. Amortization is computed using the straight-line method over the estimated useful life of the respective assets, five years.

      The components of intangible assets at March 31, 2004 are as follows:

                                                                   Accumulated
                                                        Cost       Amortization
                                                        ----       ------------
      Intellectual Property                          $ 294,005      $ 12,250
      Customer List                                     50,000         2,083
      Non-Compete Agreement                             87,000         3,625
                                                     ---------      --------
      Total intangible assets                        $ 431,005      $ 17,958
                                                     =========      ========

      The Company continues to amortize its intangible assets over their estimated useful lives with no residual value. Amortization expense for intangible assets was $17,958 for the year ended March 31, 2004. Intangible amortization is projected to be approximately $86,201 per year for the next four years and $68,243 in year five.

TEL-INSTRUMENT ELECTRONICS CORP

10.   Acquisition

      On January 16, 2004, the Company acquired Innerspace Technology, Inc. ("ITI") for $547,000, including a note and employment agreements with principals. Additionally, the Company recorded $85,971 in costs associated with the acquisition, including legal and investment banking fees. ITI has been in business for over 30 years designing, manufacturing and distributing a variety of shipboard and underwater instruments to support hydrographers, oceanographers, researchers, engineers, geophysicists, and surveyors worldwide. The acquisition was recorded under the purchase method, whereby ITI's net assets were recorded at estimated fair value and its operations have been reflected in the statement of operations since the acquisition date. The allocation of the purchase price is as follows:

      Assets:

      Accounts receivable                            $  80,432
      Inventories                                       75,000
      Other current assets                               6,446
      Property and equipment                           173,000
      Intangible assets                                431,005
                                                     ---------

        Total assets                                   765,883
                                                     =========
      Liabilities:

        Accounts payable                                54,666
        Deferred tax liability                          57,600
        Other accrued expenses                          20,646
                                                     ---------

        Total liabilities                              132,912
                                                     ---------

        Net investment                               $ 632,971
                                                     =========

      The following table represents the unaudited consolidated pro forma results of operations as though the acquisition of ITI occurred on March 31, 2002.

                                                    Year Ended      Year Ended
                                                  March 31, 2004  March 31, 2003
                                                  --------------  --------------
      Net sales                                    $ 11,386,000    $ 12,780,000
      Income before taxes                               416,000       1,597,000
      Net income                                        249,808         958,998
      Basic income per common share                        0.12            0.45
      Diluted income per common share                      0.11            0.45

TEL-INSTRUMENT ELECTRONICS CORP

11.   Income Taxes

      Income tax expense:

                                            March 31,   March 31,     March 31,
                                            ---------   ---------     ---------
                                              2004        2003          2002
                                              ----        ----          ----
      Current:

        Federal                            $ 220,482    $ 392,654     $  (1,695)

        State and Local                       66,401      182,508        96,441
                                           ---------    ---------     ---------

        Total Current Tax Provision          286,883      575,162        94,746
                                           ---------    ---------     ---------

      Deferred:

        Federal                              (47,600)     105,981       457,241

        State and Local                       (8,400)      21,653         6,012
                                           ---------    ---------     ---------

      Total Expense                        $ 230,883    $ 702,796     $ 557,999
                                           =========    =========     =========

      The components of the Company's deferred taxes at March 31, 2004 and 2003 are as follows:

                                                      March 31,     March 31,
                                                      ---------     ---------
                                                        2004          2003
                                                        ----          ----

      Deferred tax assets:

        NOL and AMT carryforwards and credits        $   99,000     $  21,000
        Asset reserves                                  142,000        77,000
        Deferred wages and accrued interest             143,000       186,000
        Non-deductible intangible                      (132,000)           --
        Provision for estimated expenses                275,000       251,000
        Other                                             6,000            --
                                                     ----------     ---------
      Total deferred tax asset                       $  533,000     $ 535,000
                                                     ==========     =========

      The recognized deferred tax asset is based upon the expected utilization of its benefit from the reversal of tax asset temporary differences.

TEL-INSTRUMENT ELECTRONICS CORP

11.   Income Taxes (Continued)

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

      A reconciliation of the income tax expense at the statutory Federal tax rate of 34% to the income tax expense recognized in the financial statements is as follows:

                                              March 31,   March 31,   March 31,
                                              ---------   ---------   ---------
                                                2004        2003        2002
                                                ----        ----        ----
      Income tax expense - statutory rate     $ 201,889   $ 580,307   $ 539,134
      Income tax expenses - state and
        local, net of federal benefit            38,280     134,746      67,619
      Federal income tax credit                 (14,000)     (3,000)    (30,000)
      Other                                       4,714      (9,257)    (18,754)
                                              ---------   ---------   ---------
      Income tax provision                    $ 230,883   $ 702,796   $ 557,999
                                              =========   =========   =========

12.   Related Party Transactions

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

      In November 2002 the Company paid and redeemed $100,000 of the previously matured and extended notes. As of March 31, 2004 and 2003 the total principal amount of outstanding notes amounted to $250,000 (see below). The Notes bore interest at a rate of 10% per annum, payable semi-annually on the last day of September and March of each year. Effective October 1, 2003, the interest rate was changed to 4.5%. The Company is required to prepay the outstanding balance of the Notes and any accrued interest thereon, if the Company sells all or substantially all of its assets. The Notes can be converted into newly issued common shares of the Company at the conversion price of $2.50 per share. The conversion prices shall be adjusted for any stock dividends, stock issuances or capital reorganizations. The Notes may be redeemed by the Company prior to maturity upon giving written notice of not less than 30 days or more than 60 days at a redemption price equal to 120% of the principal if redeemed two years or more prior to the maturity date or 110% of the principal if redeemed more than one year, but less than two years prior to the maturity date.

      In May 2004, the Company and its Chairman/President renegotiated the terms
      of  the  notes  payable-related   party.  The  Notes  now  become  due  in
      consecutive years beginning March 31, 2005.

TEL-INSTRUMENT ELECTRONICS CORP

12.   Related Party Transactions (Continued)

      Tel has obtained professional services from a non-employee officer/stockholder with the related fees amounting to $157,302, $110,072, and $66,834 for the years ended March 31, 2004, 2003, and 2002, respectively. Additionally, Tel obtained professional services from a director/stockholder with the related fees amounting to $98,700, $95,600, and $88,300 for 2004, 2003, and 2002, respectively.

      As of March 31, 2000, the Company had outstanding a $15,000 convertible subordinated note-related party. In March 2002 the holder of this note converted $7,500 into common stock. In 2004, the Company and the holder extended the maturity date of the remaining $7,500 until September 30, 2004. This note accrues interest semi-annually at a rate of 7%. The subordinate note is for past professional fees and services provided by an officer/stockholder of the Company. The notes are convertible to common stock at the option of the holder at $1.50 per share, at any time prior to maturity.

13.   Commitments and Contingencies

      The Company leases 19,654 square feet of manufacturing and office space under an agreement expiring in February 2011. Under terms of the lease, the Company pays all real estate taxes and utility costs for the premises.

      In addition, the Company has an agreement to lease equipment for use in the operations of the business under operating leases.

      The following is a schedule of future minimum rental payments for operating leases for the five years subsequent to the year ended March 31, 2004.

          2005                                        $ 130,733
          2006                                          134,654
          2007                                          138,694
          2008                                          142,855
          2009                                          147,141
          2010 and thereafter                           294,291
                                                      ---------
                                                      $ 988,368
                                                      =========

TEL-INSTRUMENT ELECTRONICS CORP

13.   Commitments and Contingencies (Continued)

      Total rent expense, including real estate taxes, was approximately $200,000, $167,000, and $159,000 for the years ended March 31, 2004, 2003 and 2002, respectively.

14.   Significant Customer Concentrations

      For the years ended March 31, 2004, 2003, and 2002, sales to the U.S. Government represented approximately 44%, 59%, and 63%, respectively of total sales. No other individual customer represented over 10% of sales for the years ended March 31, 2004, 2003, and 2002. One domestic distributor accounted for 8%, 13%, and 19% of commercial sales for the years ended March 31, 2004, 2003, and 2002, respectively. Additionally, another domestic distributor accounted for 26% of commercial sales for the years ended March 31, 2004 and 2003, respectively. Another international distributor accounted for 20% of commercial sales for the year ended March 31, 2004. No other customers represented over 10% of government or commercial sales for the fiscal years ended March 31, 2004, 2003, and 2002. As of March 31, 2004, one individual account customer balance represented 22% of the Company's outstanding receivables. As of March 31, 2003, one individual account balance represented 19% of the Company's outstanding accounts receivable. Receivables from the U.S. Government represented approximately 17% and 48%, respectively, of total receivables for the fiscal years ended March 31, 2004 and 2003.

      Foreign sales are based on the country in which the customer is located. Foreign sales were approximately $1,961,314, $2,004,961, and $1,007,000 for the years ended March 31, 2004, 2003, and 2002, respectively. All other sales were to customers located in the U.S.

15.   Stock Option Plans

      In June 1998, the Board of Directors of the Company adopted the 1998 Stock Option Plan ("the Plan") which reserves for issuance up to 250,000 shares of its Common Stock. The shareholders approved the Plan at the December 1998 annual meeting. The Plan, which has a term of ten years from the date of adoption is administered by the Board of Directors or by a committee appointed by the Board of Directors. The selection of participants, allotment of shares, and other conditions related to the grant of options, to the extent not set forth in the Plan, is determined by the Board of Directors. Options granted under the Plan are exercisable up to a period of 5 years from the date of grant at an exercise price which is not less than the fair market value of the common stock at the date of grant, except to a shareholder owning 10% or more of the outstanding common stock of the Company, at which the exercise price must be not be less than 110% of the fair market value of the common stock at the date of grant. Options are exercisable 20% at each of the first, second, and third anniversary of the grant and 40% at the fourth year.

TEL-INSTRUMENT ELECTRONICS CORP

15.   Stock Option Plans (continued)

      In May 2003, the Board of Directors of the Company adopted the 2003 Stock Option Plan which reserves for issuance up to 250,000 shares of its common stock and is similar to the 1998 Plan. The shareholders approved this plan at the November 2003 annual meeting.

      A summary of the status of the Company's stock option plans for the fiscal years 2004, 2003, and 2002 and changes during the years are presented below: (in number of options):

                                               March 31,   March 31,   March 31,
                                               ---------   ---------   ---------
                                                 2004        2003        2002
                                                 ----        ----        ----
      Options held at beginning of year         243,250     165,700     82,650
      Options Granted                           100,950     126,000     94,900
      Options Exercised                          (8,350)     (2,450)    (4,000)
      Options Canceled or expired               (18,050)    (46,000)    (7,850)
                                                -------     -------    -------
      Options held at end of year               317,800     243,250    165,700
                                                =======     =======    =======

      The average exercise price of options granted was $2.32, $2.14, and $1.89 for the years ended March 31, 2004, 2003, and 2002, respectively.

      Remaining options available for grant were 171,850 and 10,550 as of March 31, 2004 and 2003, respectively.

      As of March 31, 2004, the Company had the following options outstanding:

       Number of                      Weighted Average
        Options        Exercise          Remaining           Options Exercisable
      Outstanding        Price      Contract Life (years)     At March 31, 2004
      -----------      --------     ---------------------    -------------------
         1,500         $ 3.1900             5.0                       -0-
         1,500           3.1500             4.9                       -0-
         1,500           3.1000             4.8                       -0-
         1,500           2.9000             4.7                       -0-
         1,500           2.5500             4.7                       -0-
        20,000           2.5000             4.5                       -0-
         1,500           2.5000             4.2                       -0-
        41,750           2.4000             4.6                       -0-
         1,500           2.4000             4.2                       -0-
        35,000           2.3100             3.4                     7,000
         1,500           2.3000             4.4                       -0-
         8,400           2.2800             1.6                     5,040
         1,500           2.2500             4.4                       -0-
         3,000           2.2500             3.2                     1,200
         2,000           2.1500             4.6                       -0-
         1,500           2.1000             4.4                       -0-
        35,000           2.1000             3.4                     7,000

TEL-INSTRUMENT ELECTRONICS CORP

15.   Stock Option Plan (continued)

       Number of                      Weighted Average
        Options        Exercise          Remaining           Options Exercisable
      Outstanding        Price      Contract Life (years)     At March 31, 2004
      -----------      --------     ---------------------    -------------------
        19,400           2.0900             2.7                     7,760
         1,500           2.0500             3.9                       300
        19,200           2.0000             3.7                     3,840
         1,200           1.8500             3.8                       240
        11,400           1.8400             0.7                    11,400
        16,500           1.8200             4.1                     3,300
        37,750           1.8000             2.2                    22,650
         1,500           1.8000             4.4                      -0-
         8,800           1.7100             2.6                     3,520
         2,000           1.6600             0.2                     2,000
        36,900           1.5265             0.7                    36,900
         1,500           1.5000             3.9                       300
       -------                                                    -------
       317,800                                                    112,450
       =======                                                    =======

      For the years ended March 31, 2004, 2003 and 2002,  112,450,  69,320,  and
      47,350,   respectively,   of  options  were   outstanding,   vested,   and
      exercisable.

16.   Segment Information

      Information is presented for the Company's three reportable segments, avionics government, avionics commercial, and marine systems. Marine systems information includes information beginning January 16, 2004, the date of acquisition. The Company evaluates the performance of its segments and allocates resources to them based on gross margin. There are no inter-segment revenues.

      The Company is organized primarily on the basis of its avionics and marine instrument products. The avionics government segment consists primarily of the design, manufacture, and sale of test equipment to the U.S. and foreign governments and militaries either directly or through distributors. The avionics commercial segment consists of design, manufacture, and sale of test equipment to domestic and foreign airlines, to commercial distributors, and to general aviation repair and maintenance shops. . The Company develops and designs test equipment for the avionics industry and as such, the Company's products and designs cross segments. The marine instrumentation systems segment consists of sales to hydrographic, oceanographic, researchers, engineers, geophysicists and surveyors. Segment assets include accounts receivable and work-in-process inventory. Asset information, other than accounts receivable and work-in-process inventory, is not reported, since the Company does not produce such information internally. All long-lived assets are located in the U.S.

      The Company's general and administrative costs and marketing strategies are not segment specific. As a result, selling, general, and administrative expenses are not managed on a segment basis. Net interest includes expenses on debt and income earned on cash balances, both maintained at the corporate level.

TEL-INSTRUMENT ELECTRONICS CORP

16.   Segment Information (Continued)

      The table below presents information about reportable segments within the avionics business for the years ending March 31:

                                                                                                        Corporate/
                                                   Avionics         Avionics           Marine          Reconciling
2004                                              Government       Commercial          Systems            Items              Total
----                                              ----------       ----------          -------         -----------           -----
Revenues                                         $ 6,665,193       $ 3,893,978       $   144,858       $        --       $10,704,029
Cost of Sales                                      2,833,579         2,046,784            97,174                --         4,977,537
                                                 -----------       -----------       -----------       -----------       -----------

Gross Margin                                       3,831,614         1,847,194            47,684                --         5,726,492
                                                 -----------       -----------       -----------       -----------       -----------

Engineering, research, and                                                                               2,152,515         2,152,515
  development
Selling, general, and admin.                                                                             2,976,137         2,976,137
Interest expense, net                                                                                        4,047             4,047
                                                                                                                         -----------

Income before income taxes                                                                                               $   593,793
                                                                                                                         ===========

Segment Assets                                   $ 1,362,304       $ 1,311,323       $   231,066       $ 4,487,808       $ 7,392,501
                                                 ===========       ===========       ===========       ===========       ===========

                                                                                                    Corporate/
                                                                                                    Reconciling
2003                                                       Government           Commercial             Items                Total
----                                                       ----------           ----------          -----------             -----
Revenues                                                  $ 9,375,182          $ 2,375,182          $        --          $11,861,387
Cost of Sales                                               4,491,743            1,246,980                   --            5,738,729
                                                          -----------          -----------          -----------          -----------
Gross Margin                                                4,883,439            1,239,219                   --            6,122,658
                                                          -----------          -----------          -----------          -----------

Engineering, research, and                                                                            1,601,493            1,601,493
  Development
Selling, general, and admin.                                                                          2,803,498            2,803,498
Interest expense, net                                                                                    10,881               10,881
                                                                                                                         -----------

Income before income taxes                                                                                               $ 1,706,786
                                                                                                                         ===========

Segment Assets                                            $ 2,213,752          $ 1,037,976          $ 4,146,484          $ 7,311,177
                                                          ===========          ===========          ===========          ===========

                                                                                                    Corporate/
                                                                                                    Reconciling
2002                                                       Government           Commercial             Items                Total
----                                                       ----------           ----------          -----------             -----
Revenues                                                  $ 7,749,783          $ 1,981,298          $        --          $ 9,731,081
Cost of Sales                                               3,745,720              938,427                   --            4,684,147
                                                          -----------          -----------          -----------          -----------
Gross Margin                                                4,004,063            1,042,871                   --            5,046,934
                                                          -----------          -----------          -----------          -----------
Engineering, research, and
  Development                                                                                         1,521,219            1,521,219
Selling, general, and admin.                                                                          1,858,843            1,858,843
Interest expense, net                                                                                    81,183               81,183
                                                                                                                         -----------

Income before income taxes                                                                                               $ 1,585,689
                                                                                                                         ===========

Segment Assets                                            $ 2,126,717          $   395,833          $ 3,461,245          $ 6,233,572
                                                          ===========          ===========          ===========          ===========

TEL-INSTRUMENT ELECTRONICS CORP

17.   Quarterly Results of Operations (Unaudited)

      Quarterly data for the years ended March 31, 2004 and 2003 is as follows:

                                                                                         Quarter Ended
                                                            -----------------------------------------------------------------------
            FY 2004                                           June 30           September 30        December 31          March 31

Net sales                                                   $ 3,057,906         $ 2,616,716         $ 2,914,271         $ 2,115,136
Gross profit                                                  1,771,384           1,423,907           1,496,446           1,034,755
Income (loss) before taxes                                      470,212             205,409             228,453            (310,281)
  Net Income                                                    281,943             123,767             137,187            (179,987)
Diluted earnings (loss) per share                                  0.13                0.06                0.06               (0.09)

                                                                                         Quarter Ended
                                                            -----------------------------------------------------------------------
            FY 2003                                           June 30           September 30        December 31          March 31

Net Sales                                                   $ 2,849,733         $ 2,982,902         $ 3,066,803         $ 2,961,949
Gross profit                                                  1,464,450           1,596,320           1,629,240           1,432,648
Income (loss) before taxes                                      428,723             381,841             435,979             460,243
  Net Income                                                    257,447             229,297             261,806             255,440
Diluted earnings (loss) per share                                  0.12                0.11                0.12                0.12

TEL-INSTRUMENT ELECTRONICS CORP

Schedule II - Valuation and Qualifying Accounts

                                                           Balance at         Charged to                                  Balance at
                                                           Beginning of       Costs and                                   End of
Description                                                Period             Expenses              Deductions            Period
Year ended March 31, 2004:
  Allowance for doubtful
    Accounts                                               $ 36,598           $  5,000(2)           $     --              $ 41,598
                                                           ========           ========              ========              ========

  Allowance for obsolete
    Inventory                                              $112,813           $ 28,085              $     --              $140,898
                                                           ========           ========              ========              ========

Year ended March 31, 2003:
  Allowance for doubtful
    Accounts                                               $ 36,598           $     --              $     --              $ 36,598
                                                           ========           ========              ========              ========

  Allowance for obsolete
    Inventory                                              $ 85,313           $ 27,500              $     --              $112,813
                                                           ========           ========              ========              ========

Year ended March 31, 2002:
  Allowance for doubtful
    Accounts                                               $ 11,598           $ 25,000              $     --              $ 36,598
                                                           ========           ========              ========              ========

  Allowance for obsolete
    Inventory                                              $ 72,795           $ 95,000              $ 82,482(1)           $ 85,313
                                                           ========           ========              ========              ========

      (1)   Amounts represent disposals of obsolete inventory.

      (2)   Amount related to acquired company.

TEL-INSTRUMENT ELECTRONICS CORP

Item 9. Changes in and Disagreements with Accountant on Accounting and

      Financial Disclosure

      On December 11, 2002, the Board of Directors of the Company, upon recommendation of its Audit Committee, appointed BDO Seidman, LLP as its new independent auditors. In connection with its 2002 audit, there were no disagreements, with its previous auditors, PricewaterhouseCoopers, LLP.

      The Company has had no disagreements with its current auditors.

Item 9a. Controls and Procedures

      The Company adopted disclosure controls and procedures, as called for by the recently adopted legislation and rules of the Securities and Exchange Commission. Under Rules promulgated by the SEC, disclosure controls and procedures are defined as "those controls or other procedures of the issuer that are designed to ensure that information required to be disclosed by the issuer in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the commission's rules and forms." Our Chief Executive Officer and Principal Accounting Officer evaluated the Company's Disclosure Controls and Procedures at March 31, 2004 and have concluded that they are effective based on their evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.

      There were no changes in our internal control over financial reporting identified in connection with the evaluation as of March 31, 2004 by the Chief Executive Officer and Principal Accounting Officer, required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

                                                                      Year First
                                                                      Elected a
Name (age)                        Position                             Director
----------                        --------                            ----------

Harold K. Fletcher (1)            Chairman of the Board,                 1982
  (79)                            President and Chief Executive
                                  Officer since 1982.

George J. Leon (2)                Director; Investment                   1986
  (60)                            Manager and beneficiary of
                                  the George Leon Family Trust
                                  (investments) since 1986.

Robert J. Melnick                 Director and Vice                      1998
  (69)                            President since 1999;
                                  Marketing and Management
                                  Consultant for the Company
                                  since 1991.

Jeffrey C. O'Hara, CPA (1) (2)    Director; Financial Consultant         1998
  (46)                            from 2001, Chief Financial
                                  Officer from 1999-2000 of
                                  Alarm Security Group;
                                  Independent Financial
                                  Consultant from 1996 to 1998.

Robert A. Rice                    Director as of May 2004;               2004
  (49)                            President and Owner of
                                  Spurwink Cordage, Inc since
                                  1998 (textile manufacturing).

TEL-INSTRUMENT ELECTRONICS CORP

Robert H. Walker (2)              Director; Retired Executive            1984
  (68)                            Vice President, Robotic
                                  Vision Systems, Inc. (design
                                  and manufacture of robotic
                                  vision systems) 1983-1998.

      All directors serve until the next annual shareholders' meeting and until their successors are duly elected and qualified.

Charles R. Palanzo                Chief Operating Officer and
  (43)                            Vice President since August
                                  2002. Founder and Director
                                  of Product Development for
                                  High Velocity Systems, Inc.
                                  from 1998 to 2002.

            (1)   Mr. O'Hara is the son-in-law of Mr. Fletcher

            (2) Members of the Audit Committee and Compensation Committee; Mr. O'Hara withdrew as a formal member of these committees at the end of fiscal year 2004.

      Audit Committee

      The Board of Directors established a separately designated standing Audit Committee in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934. The Audit Committee was comprised of Messrs. Walker (chairman), Leon, and O'Hara until March 31, 2004, and thereafter of Messrs. Walker and Leon. Messrs. Walker, Leon, and O'Hara are independent, as that term is defined under the Securities Exchange Act of 1934, and Mr. Walker is a financial expert as defined in that act. As noted above, Mr. Walker served as director and Executive Vice President of Robotic Vision Systems, Inc. and as its principal financial officer for over 15 years.

      In February 2004, the Company listed its securities for trading on the Amex. Under Amex rules, Mr. O'Hara is not independent, and therefore, as of 3/31/04, the Audit Committee has consisted of Mr. Walker and Mr. Leon.

      Beneficial Ownerships Reporting Compliance

      Registrant became subject for the first time to the reporting requirements under Section 16 of the Securities Exchange Act of 1934 on February 10, 2004, and as of March 31, 2004, the end of the last fiscal year, all officers, directors and 10% beneficial owners, known to the Company, had filed required forms reporting beneficial ownership of Company securities.

TEL-INSTRUMENT ELECTRONICS CORP

Item 10. Directors and Executive Officers of the Registrant (Continued

      Code of Ethics

      The Board of Directors has adopted a written Code of Ethics that applies to all of the Company's officers and employees, including the Chief Executive Officer and the Principal Accounting Officer. A copy of the Code of Ethics is available to anyone requesting a copy without cost by writing to the Company, attention Joseph P. Macaluso.

      Director Compensation

      Directors who are not employees or officers of the Company receive $1,250 in cash and options, at the then market price, to purchase 1,000 shares for attendance at each in-person meeting and $625 in cash and options to purchase 500 shares for attendance at each formal telephonic meeting of the Board or of a standing committee. During 2004 non-employee directors received the following compensation pursuant to this plan.

                                       Cash Compensation   Stock Options
                                       -----------------   -------------

      George J. Leon                         $10,625          11,000

      Jeffrey C. O'Hara                      $11,250          11,500

      Robert H. Walker                       $10,625          11,000

      Other Officers

      Donald S. Bab               Secretary and General Counsel since 1982.
       (68)

      Joseph P. Macaluso          Principal Accounting Officer since August
       (52)                       2002. Director - Finance and Administration
                                  for the Company since February 1999. Chief
                                  Financial Officer of Electro-Catheter Corp from 1987-1999.

Item 11. Executive Compensation

      The  following  table  and  accompanying   notes  set  forth   information
      concerning compensation for the fiscal years ended March 31, 2004, 2003, and 2002.

                                                       Stock         (2) Other
Name and Principal position (1)  Year   Salary        Options       Compensation
--------------------------------------------------------------------------------
Harold K. Fletcher               2004  $154,400                       $14,000
Chairman of the Board            2003  $147,000   35,000 options(3)   $26,000
President and Chief              2002  $140,000                       $24,000
Executive Officer

Charles R. Palanzo (4)           2004  $134,300   15,000 options      $15,000
Chief Operating Officer          2003  $130,000   35,000 options      $87,100(5)
                                 2002        --               --           --

      (1) Robert J. Melnick, Vice President and director, serves pursuant to a consulting contract that provided $98,700, $95,600, and $88,300 in compensation for each of the fiscal years 2004, 2003, and 2002, respectively, and has received options to purchase 4,000 shares of common stock exercisable at the market price on the date of grant.

      (2) Represents bonus based on the Company's profitability. The 2004 bonus is estimated. See Note 12 of Notes to the Financial
            Statements. The Company also pays medical and life insurance premiums for all its employees, which are not included above.

      (3) The options are exercisable at 110% of the market price on the date of grant. Options are exercisable 20% at each of the first, second and third anniversary of the grant and 40% at the fourth year.

      (4) Mr. Palanzo started with the company in August 2002, pursuant to an agreement which provides for an annual salary of $130,000.

      (5)   Relocation expenses

Stock Option Grants

The following table sets forth information regarding grants of stock options to executive officers during 2004.

                                                                                       Grant Date
                                            Individual Grants                             Value
                          -------------------------------------------------------   -----------------
                           Number of    % of Total
                          Securities     Options
                          Underlying    Granted to
                           Options     Employees in   Exercise Price   Expiration      Grant Date
Name                       Granted      Fiscal Year      Per Share        Date      Present Value ($)
----                      ----------   ------------   --------------   ----------   -----------------
Charles R. Palanzo         15,000(1)         15            $1.82         5/9/08        12,900(2)

      (1) The stock options granted to Mr. Palanzo on May 9, 2003 were Incentive Stock options granted pursuant to the Company's 1998 Stock Plan. Such options become exercisable cumulatively at a rate of 20%, 20%, 20%, and 40% on May 9, 2004, May 9, 2005, May 9, 2006, and May
            9, 2007, respectively.

      (2) The fair value of these options on the date of grant was estimated using the Black-Scholes option-pricing model with the following assumptions volatility of 50%; risk-free interest rate of 3.5%, expected life of 5 years; and no future dividends. The dollar amount in this column is not intended to forecast potential future appreciation, if any, of the Company's Common Shares.

Item 11.          Executive Compensation (Continued)

Aggregate Option Held and Year-End Option Table

The following table provides information on options held (no option were exercised) during 2004 by the named executive officers and the value of each of their respective unexercised options at March 31, 2004.

       Aggregated Option Held in Last Fiscal Year and FY-end Option Values

        (A)                     (B)             (C)                (D)                   (E)
                                                                Number of        Value of Unexercised
                                                           Unexercised Options   In-the-Money Options
                                                               FY-End (#)           FY-End ($) (1)

                          Shares Acquired      Value          Exercisable/           Exercisable/
       Name               on Exercise (#)   Realized ($)     Unexercisable          Unexercisable
       ----               ---------------   ------------     -------------          -------------
Harold K. Fletcher              --              --            7,000/28,000          $6,580/$26,320

Charles R. Palanzo              --              --           10,000/40,000         $12,240/$49,360

(1) Calculated on the basis of fair market value of the underlying securities at March 31, 2004 less the exercise price.

Equity Compensation Plan Information

See Footnote 15 to the Financial Statements for details of the Company's Stock Option Plans.

The Company has individual employment agreements with seven individuals for the grant of 103,000 stock options. These options include those for Charles Palanzo (see above).

PERFORMANCE GRAPH

The following performance graph compares the five-year cumulative total return on the Company's Common Stock to the S&P 500 Index and the S&P Electronics Equipment Manufacturers and Supplies Index assuming $100 was invested on March 31, 1999 and all dividends were reinvested.

                          Total Return To Shareholders
                      (Includes reinvestment of dividends)

[The following information was depicted as a bar chart in the printed material]

                                                                            ANNUAL RETURN PERCENTAGE
                                                                                   Years Ending

Company / Index                                             Mar00        Mar01        Mar02        Mar03        Mar04
TEL-INSTRUMENT ELECTRONICS CORP                             76.16        -33.81       46.96        -24.44       91.18
S&P 500 INDEX                                               17.94        -21.68       0.24         -24.76       35.12
S&P 500 ELECTRONIC EQUIPMENT MANUFACTURERS                  132.75       -57.94       -24.85       -48.95       98.54

                                                                                               INDEXED RETURNS
                                                            Base                                Years Ending

                                                            Period
Company / Index                                             Mar99        Mar00        Mar01        Mar02        Mar03        Mar04
TEL-INSTRUMENT ELECTRONICS CORP                             100          176.16       116.60       171.36       129.47       247.52
S&P 500 INDEX                                               100          117.94       92.38        92.60        69.67        94.14
S&P 500 ELECTRONIC EQUIPMENT MANUFACTURERS                  100          232.75       97.89        73.56        37.55        74.56

Compensation Committee Interlock and Insider Participation

During the last fiscal year, Messrs. Leon, O'Hara, and Walker served as members of the Compensation Committee of the Board of Directors. None of the members was or has been an officer or employee of the Company. Mr. O'Hara is the son-in-law of Mr. Fletcher and stepped down as a formal member of the Committee on March 31, 2004.

Compensation Committee Report

Overview

The Compensation Committee approves or endorses all compensation paid or awarded to senior executives. The Committee is made up only of non-employee directors who do not participate in any of the compensation plans they administer, except that stock options granted to directors (see director compensation above) are granted under the Employee Stock Option Plan (see Directors Compensation).

The Company's success depends on developing, motivating, and retaining executives who have the skills and expertise to lead the organization. The executive compensation program is designed to help achieve these objectives. It is comprised of the following three main components:

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

Compensation Committee Interlock and Insider Participation (continued

A small portion of the overall incentive compensation is paid to "other" employees upon the recommendation of the CEO, based on the foregoing criteria and special circumstances for the fiscal year.

Long-Term Rewards

The Company grants long-term incentive awards with a view toward long-term corporate performance and to develop and retain qualified employees.

The Company uses stock options as long-term incentive awards, granted pursuant to the Company's Incentive Stock Option Plans that also provide the employee with tax benefits. The options generally have an exercise price equal to the market price at the time of grant, have a number of limitations and generally have a five-year duration, with 20% of the awarded options vesting at the end of each of the first three years and 40% at the end of the fourth year. See Note 15 of Notes to Financial Statements for more information on the Stock Option Plans.

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

Summary

The Compensation Committee is responsible for seeing that the Company's compensation program serves the best interests of its shareholders. The Committee's determination also considers compensation paid other employees in comparable corporations.

In the opinion of the  Committee,  the Company  continues to have an appropriate
and  competitive   compensation  program,  which  has  served  the  Company  and shareholders well. The combination of

Summary (continued)

base salary, short-term bonuses, and emphasis on long term incentives provides a balanced and stable foundation for effective executive leadership.

George J. Leon, Chair
Jeffrey C. O'Hara
Robert H. Walker

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information known to the Company with respect to the beneficial ownership as of March 31, 2004, by (i) all persons who are beneficial owners of five percent (5%) or more of the Company's Common Stock, (ii) each director and nominee, (iii) the Named Executive Officers, and
(iv) all current directors and executive officers as a group.

                                                Number of Shares     Percentage
Name and Address                               Beneficially Owned   of Class (1)
----------------                               ------------------   ------------

Named Directors and Officers
----------------------------

Harold K. Fletcher, Director                        503,102 (2)        23.4%
728 Garden Street
Carlstadt, NJ 07072

George J. Leon, Director                            315,367 (3)        14.7%
116 Glenview
Toronto, Ontario, Canada M4R1P8

Robert J. Melnick, Director                          34,400 (4)         1.6%
57 Huntington Road
Basking Ridge, NJ  07920

Jeffrey C. O'Hara, Director                         116,240 (5)         5.4%
853 Turnbridge Circle
Naperville, IL 60540

Robert A. Rice                                       76,000             3.5%
5 Roundabout Lane
Cape Elizabeth, ME 04107

Robert H. Walker, Director                           33,243 (6)         1.5%
27 Vantage Court
Port Jefferson, NY 11777

Donald S. Bab, Secretary                             77,034 (7)         3.6%
770 Lexington Ave.
New York, New York 10021

All Officers and Directors                        1,186,559 (8)        53.9%
as a Group (9 persons)

INSTRUMENT ELECTRONICS CORP

Item 12. Security Ownership of Certain Beneficial Owners and Management (Continued)

      (1) The class includes 2,144,151 shares outstanding plus shares outstanding under Rule 13d-3(d)(1) under the Exchange Act. The common stock deemed to be owned by the named parties, includes stock which is not outstanding but subject to currently exercisable options held by the individual named. The foregoing information is based on reports made by the named individuals.

      (2) Includes 24,681 shares owned by Mr. Fletcher's wife, and 4,254 shares owned by his son. Mr. Fletcher disclaims beneficial ownership of the shares owned by his wife and son. Also includes 7,000 subject to currently exercisable stock options.

      (3) Includes 308,267 shares owned by the George Leon Family Trust, of which Mr. Leon is trustee and a beneficiary, and 6,300 shares subject to currently exercisable stock options. Mr. Leon disclaims beneficial ownership of the shares owned by the trust.

      (4)   Includes 9,400 shares subject to currently exercisable stock options

      (5)   Includes  5,740  shares  subject  to  currently   exercisable  stock
            options.

      (6)   Includes  6,060  shares  subject  to  currently   exercisable  stock
            options.

      (7)   Includes  6,400  shares  subject  to  currently   exercisable  stock
            options. Mr. Bab also has a convertible debenture in the amount of $7,500 that is convertible into common stock at $1.50 per share.

      (8) Includes 57,760 shares subject to currently exercisable options held by all executive offices and directors of the Company (including those individually named above).

Item 13. Certain Relationships and Related Transactions

      The disclosures required by this item are contained in Note 12 to the Notes Financial Statements included on pages 36 and 37 of this document.

TEL-INSTRUMENT ELECTRONICS CORP

Item 14. Audit

      For the fiscal years ended March 31, 2004 and 2003, professional services were performed by BDO Seidman, the Company's independent accountant. Fees paid for those years were as follows:

                                                        2004         2003
                                                        ----         ----

        Audit Fees                                    $ 65,750     $ 62,500
        Audit-Related Fees                                  --           --
        Total Audit and Audit-Related Fees              65,750       62,500
        Tax Fees                                            --           --
        All Other Fees                                --------     --------
             Total                                    $ 65,750     $ 62,500
                                                      ========     ========

      Audit Fees. This category includes the audit of the Company's consolidated financial statements, and reviews of the financial statements included in the Company's Quarterly Reports on Form 10-Q. This category also includes advice on accounting matters that arose during, or as a result of, the audit or the review of interim financial statements, registrations and comfort letters.

      Audit Related Fees. The services for fees under this category include other accounting advice, employee benefit plan audits, due diligence related to acquisitions, internal control evaluation and assessment and Sarbanes-Oxley section 404 assistance.

      Tax Fees. The services for fees related to this category include employee income tax compliance, sales tax services, unclaimed property services, international compliance and planning services, international assignment services - employee assistance, other tax planning services and licensing of income tax preparation software.

      All Other Fees. The Company paid no fees in this category in 2004 and 2003.

      Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditor

      Pursuant to the Applicable Rules, and as set forth in the terms of its revised Charter, the Audit Committee has sole responsibility for appointing, setting compensation for, and overseeing the work of the independent auditor. The Audit Committee has established a policy which required it to pre-approve all audit and permissible non-audit services, including audit-related and tax services, if any, to be provided by the independent auditor. Pursuant to that policy, the Audit Committee has approved, for the fiscal year ending March 31, 2005, an aggregate of specified services, including audit, audit-related and tax services, expected to be rendered during the year, together with specified amounts of approved fees to be incurred for those services.

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      a.)   The following documents are filed as a part of this report:

                                                                           Pages
                                                                           -----
            (1)   Financial Statements:

                  Report of Independent Registered Public Accountants
                  - BDO Seidman, LLP                                          18

                  Report of Independent Registered Public Accounting Firm
                  - PricewaterhouseCoopers LLP                                19

                  Consolidated Balance Sheets - March 31, 2004 and 2003       20

                  Consolidated Statements of Income - Years Ended             21
                  March 31, 2004, 2003 and 2002

                  Consolidated Statements of Changes in Stockholders'         22
                  Equity - Years Ended March 31, 2004,
                  2003 and 2002

                  Consolidated Statements of Cash Flows - Years Ended         23
                  March 31, 2004, 2003 and 2002

                  Notes to Financial Statements                            24-42

            (2)   Financial Statement Schedule                                43
                  II - Valuation and Qualifying Accounts

            (3)   2003 Stock Option Plan

            (4)   Purchase Agreement between Registrant
                  and Innerspace Technology, Inc.

            (5)   Agreement between Registrant and Semaphore Capital
                  Advisors, LLC

      b.)   Reports on Form 8-K.

            Report on Form 8-K regarding press release announcing that the Company has finalized its agreement with Innerspace technology, Inc. was submitted on January 26, 2004 under Item 9.

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K (Continued)

      b).   Reports on Form 8-K (continued)

            Report on Form 8-K regarding press release announcing estimated results for 2004 and another press release announcing a contract award from British Airways was submitted on March 24, 2004 under
            Item 9.

            Report  on  Form  8-K  regarding   press  release   announcing   the
            introduction of the TB-2100 Bench Test Set was submitted on march 29, 2004 under Item 9.

            Report on Form 8-K regarding press release stating that the Company was unaware of any reason for the recent activity in its stock price and trading volume was submitted on April 21, 2004 under Item 9.

            Report on Form 8-K regarding press release stating that the Company was awarded a contract from a leading global package delivery company for its TR- 220 was submitted on May 27, 2004 under Item 9.

            Report on Form 8-K regarding press release announcing new member of Board of Directors was submitted on June 4, 2004 under Item 9.

TEL-INSTRUMENT ELECTRONICS CORP

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K (continued)

      c.) Exhibits identified in parentheses below on file with the Securities and Exchange Commission, are incorporated herein by reference as exhibits hereto.

            --------------------------------------------------------------------
            * (3.1)     Tel-Instrument   Electronics   Corp's   Certificate   of
                        Incorporation, as amended.
            --------------------------------------------------------------------
            * (3.2)     Tel-Instrument Electronics Corp's By-Laws, as amended.
            --------------------------------------------------------------------
            * (3.3)     Tel-Instrument  Electronics Corp's Restated  Certificate
                        of Incorporation dated November 8, 1996.
            --------------------------------------------------------------------
            * (4.1)     Specimen of  Tel-Instrument  Electronics  Corp's  Common
                        Stock Certificate.
            --------------------------------------------------------------------
            * (10.1)    7%, $30,000  Convertible  Subordinated  Note dated March
                        31, 1992 between Registrant and Donald S. Bab.
            --------------------------------------------------------------------
            * (10.2)    Distributor   Agreement   with   Muirhead   Avionics   &
                        Accessories Ltd.
            --------------------------------------------------------------------
            * (10.3)    Naval Air Warfare Center Aircraft  Division Contract No.
                        N68335-97-D-0060
            --------------------------------------------------------------------
            * (10.4)    Lease dated March 1, 2001 by and between  Registrant and
                        210 Garibaldi Group.
            --------------------------------------------------------------------
            * (10.5)    Agreement with Semaphore Capital Advisors dated November
                        28, 2001 and amendment dated as of June 1, 2002.
            --------------------------------------------------------------------
            * (10.6)    10% convertible subordinated note between Registrant and
                        Harold K. Fletcher.
            --------------------------------------------------------------------
            * (10.7)    1998 stock option plan and option agreement.
            --------------------------------------------------------------------
              (10.8)    Purchase  agreement  between  Registrant  and Innerspace
                        Technology
            --------------------------------------------------------------------
              (10.9)    Agreement  between   Registrant  and  Semaphore  Capital
                        Advisors, LLC
            --------------------------------------------------------------------
              (10.10)   2003 Stock Option Plan
            --------------------------------------------------------------------
              (31.1)    Certification  by CEO  pursuant to Rule 15d-14 under the
                        Securities Exchange Act.
            --------------------------------------------------------------------
              (31.2)    Certification  by CFO  pursuant to Rule 15d-14 under the
                        Securities Exchange Act.
            --------------------------------------------------------------------
              (32.1)    Certification by CEO pursuant to 18 U.S.C. Section 1350,
                        as adopted pursuant to Section 906 of the Sarbanes-Oxley
                        Act of 2002.
            --------------------------------------------------------------------
              (32.2)    Certification by CFO pursuant to 18 U.S.C. Section 1350,
                        as adopted pursuant to Section 906 of the Sarbanes-Oxley
                        Act of 2002.
            --------------------------------------------------------------------

      *     Incorporated by reference to Registration 33-18978 dated November 7,
            1988.

            The Company will furnish to a stockholder, upon request, any exhibit at cost.

TEL-INSTRUMENT ELECTRONICS CORP

                                   Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         TEL-INSTRUMENT ELECTRONICS CORP

                                  (Registrant)

    Dated: July 9, 2004                              By: /s/ Harold K. Fletcher
                                                         -----------------------
                                                         President and Director
                                                         (Principal Executive
                                                              Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated and by signature hereto.

Signature                                   Title                   Date
---------                                   -----                   ----

/s/  Harold K. Fletcher                   Director                  July 9, 2004
--------------------------
/s/  Harold K. Fletcher

/s/  Joseph P. Macaluso         Principal Accounting Officer        July 9, 2004
--------------------------
/s/  Joseph P. Macaluso

/s/  George J. Leon                       Director                  July 9, 2004
--------------------------
/s/  George J. Leon

/s/ Robert J. Melnick                     Director                  July 9, 2004
--------------------------
/s/ Robert J. Melnick

/s/ Jeffrey C. O'Hara                     Director                  July 9, 2004
--------------------------
/s/ Jeffrey C. O'Hara

/s/ Robert A. Rice                        Director                  July 9, 2004
--------------------------
/s/ Robert A. Rice

/s/  Robert H. Walker                     Director                  July 9, 2004
--------------------------
/s/  Robert H. Walker