Form 10-Q
period 2004-06-30
TEL INSTRUMENT ELECTRONICS CORP
filed 2004-08-16
CIK 96885

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q

|X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR
      15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 2004

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

                               Yes |X|     No |_|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

Indicate the number of shares outstanding of the issuer's common stock, as of the latest practical date:

2,144,151 shares of Common stock, $.10 par value as of August 9, 2004.

                     TEL-INSTRUMENT ELECTRONICS CORPORATION

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
        Part I - Financial Information

Item 1. Condensed Consolidated Financial Statements (Unaudited):

        Condensed Consolidated Comparative Balance Sheets
        June 30, 2004 and March 31, 2004                                     1

        Condensed Consolidated Comparative Statements of Operations -
        Three Months Ended June 30, 2004 and 2003                            2

        Condensed Consolidated Comparative Statements of Cash Flows -
        Three Months Ended June 30, 2004 and 2003                            3

        Notes to Condensed Consolidated Financial Statements                4-7

Item 2. Management's Discussion and Analysis of the Results of
        Operations and Financial Conditions                                 8-11

Item 3. Quantitative and Qualitative Disclosures about Market Risk           12

Item 4. Controls and Procedures                                              12

        Part II - Other Information

Item 6. Exhibits and Reports on Form 8-K                                     12

        Signatures                                                           13

        Certifications                                                     14-17

Item 1 - Financial Statements

                     TEL-INSTRUMENT ELECTRONICS CORPORATION
                CONDENSED CONSOLIDATED COMPARATIVE BALANCE SHEETS

                                                                                            June 30, 2004            March 31, 2004
                                                                                            -------------            --------------
                                                                                             (unaudited)
ASSETS

Current assets:
   Cash and cash equivalents                                                                  $  868,062               $1,509,828
   Accounts receivable, net                                                                    2,374,033                1,266,905
   Inventories, net                                                                            2,173,318                2,202,143
   Prepaid expenses and other current assets                                                     265,716                  263,734
   Deferred income tax benefit                                                                   546,384                  581,348
                                                                                              ----------               ----------
Total current assets                                                                           6,227,513                5,823,958

Property, plant and equipment, net                                                               920,694                  867,886
Intangible assets, net                                                                           391,498                  413,047
Other assets                                                                                     287,610                  287,610
                                                                                              ----------               ----------
Total assets                                                                                  $7,827,315               $7,392,501
                                                                                              ==========               ==========
LIABILITIES & STOCKHOLDERS EQUITY

Current liabilities:
   Note payable - related party - current portion                                             $   50,000               $  250,000
   Convertible subordinated notes - related party                                                  7,500                    7,500
   Notes payable - other                                                                          87,000                   87,000
   Capitalized lease obligations - current portion                                                17,104                   24,768
   Accounts payable                                                                              597,348                  346,169
   Deferred revenues                                                                              70,538                   44,663
   Accrued payroll, vacation pay payroll taxes                                                   386,113                  333,180
   Accrued expenses                                                                            1,023,465                  963,528
                                                                                              ----------               ----------
Total current liabilities                                                                      2,239,068                2,056,808

Notes payable - related party - non-current portion                                              200,000                       --
Deferred taxes - long term                                                                        48,000                   48,000
                                                                                              ----------               ----------
Total liabilities                                                                              2,487,068                2,104,808

Stockholders' equity:
   Common stock                                                                                  214,418                  214,418
   Additional paid-in capital                                                                  3,960,886                3,960,886
   Retained earnings                                                                           1,164,943                1,112,389
                                                                                              ----------               ----------

Total stockholders' equity                                                                     5,340,247                5,287,693
                                                                                              ----------               ----------

Total liabilities and stockholders' equity                                                    $7,827,315               $7,392,501
                                                                                              ==========               ==========

See accompanying notes to condensed financial statements

                     TEL-INSTRUMENT ELECTRONICS CORPORATION
           CONDENSED CONSOLIDATED COMPARATIVE STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                        Three Months Ended
                                                        ------------------
                                                  June 30, 2004    June 30, 2003
                                                  -------------    -------------
Net sales                                          $ 2,812,800      $ 3,057,906

Cost of sales                                        1,335,240        1,286,522
                                                   -----------      -----------

Gross margin                                         1,477,560        1,771,384

Operating expenses:
  Selling, general and administrative                  833,211          734,999
  Amortization of acquired intangibles                  21,549               --
  Engineering, research and development                532,450          567,910
                                                   -----------      -----------
Total operating expenses                             1,387,210        1,302,909
                                                   -----------      -----------

Income from operations                                  90,350          468,475

Other income (expense):
  Interest income                                        3,504           10,722
  Interest expense                                      (6,337)          (8,985)
                                                   -----------      -----------

Income before taxes                                     87,517          470,212

Provision for income taxes                              34,963          188,269
                                                   -----------      -----------

Net income                                              52,554          281,943
                                                   ===========      ===========

Basic income per common share                      $      0.02      $      0.13
                                                   ===========      ===========
Diluted income per common share                    $      0.02      $      0.13
                                                   ===========      ===========

Dividends per share                                       None             None

Weighted average shares outstanding
   Basic                                             2,144,151        2,138,551
   Diluted                                           2,270,496        2,169,585

See accompanying notes to condensed financial statements

                     TEL-INSTRUMENT ELECTRONICS CORPORATION
           CONDENSED CONSOLIDATED COMPARATIVE STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                        Three Months ended
                                                                                                        ------------------
                                                                                              June 30, 2004            June 30, 2003
                                                                                              -------------            -------------
Cash flows from operating activities:
Net income                                                                                     $    52,554              $   281,943
Adjustments to reconcile net income to net
    Cash provided by operating activities:
       Deferred income taxes                                                                        34,964                  (62,293)
       Depreciation                                                                                 74,907                   60,313
       Amortization of acquired intangibles                                                         21,549                       --

Changes in assets and liabilities:
    Increase in accounts receivable                                                             (1,107,128)                 (47,064)
    Decrease (increase) in inventories                                                              28,825                 (110,092)
    Increase in prepaid expenses & other current assets                                             (1,982)                 (37,506)
    Increase in other assets                                                                            --                   (7,501)
    Increase in accounts payable                                                                   251,179                   86,133
    Increase in income taxes payable                                                                    --                  165,561
    Increase in accrued payroll, vacation pay
      and payroll taxes                                                                             52,933                   58,078
    Increase (decrease) in deferred
      revenues and accrued expenses                                                                 85,812                  (11,310)
                                                                                               -----------              -----------
Net cash (used in) provided by operating activities                                               (506,387)                 376,262
                                                                                               -----------              -----------

Cash flows from investing activities:
    Purchases of property, plant and equipment                                                    (127,715)                 (49,720)
                                                                                               -----------              -----------
Net cash used in investing activities                                                             (127,715)                 (49,720)
                                                                                               -----------              -----------

Cash flows from financing activities:
    Proceeds from the exercise of stock options                                                         --                   14,625
    Repayment of loan on life insurance policy                                                          --                 (172,426)
    Payment of capitalized lease obligations                                                        (7,664)                  (5,957)
                                                                                               -----------              -----------
Net cash used in financing activities                                                               (7,664)                (163,758)
                                                                                               -----------              -----------

Net (decrease) increase in cash and cash equivalents                                              (641,766)                 162,784
Cash and cash equivalents at beginning of period                                                 1,509,828                1,680,124
                                                                                               -----------              -----------
Cash and cash equivalents at end of period                                                     $   868,062              $ 1,842,908
                                                                                               ===========              ===========

Taxes paid                                                                                              --              $    85,000
Interest paid                                                                                  $     2,591              $    23,362

See accompanying notes to condensed financial statements

                        TEL-INSTRUMENT ELECTRONICS CORP.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of Tel-Instrument Electronics Corp. as of June 30, 2004, the results of operations for the three months ended June 30, 2004 and June 30, 2003, and statements of cash flows for the three months ended June 30, 2004 and June 30, 2003. These results are not necessarily indicative of the results to be expected for the full year.

The financial statements have been prepared in accordance with the requirements of Form 10-Q and consequently do not include disclosures normally made in an Annual Report on Form 10-K. The March 31, 2004 results included herein have been derived from the audited financial statements included in the Company's annual report on Form 10-K. Accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2004.

Note 2 Accounts Receivable, net

Accounts receivable, net consist of:

                                                  June 30, 2004   March 31, 2004
                                                  -------------   --------------
      Commercial                                    $  694,706      $  862,259
      Government                                     1,720,925         446,244
      Less: Allowance for doubtful debts               (41,598)        (41,598)
                                                    ----------      ----------

                                                    $2,374,033      $1,266,905
                                                    ==========      ==========

Note 3 Inventories, net

Inventories, net consist of:

                                                  June 30, 2004   March 31, 2004
                                                  -------------   --------------
      Purchased parts                               $  931,983      $  846,782
      Work-in-process                                1,362,230       1,401,722
      Finished Goods                                    35,003          94,537
      Less: Reserve for obsolescence                  (155,898)       (140,898)
                                                    ----------      ----------

                                                    $2,173,318      $2,202,143
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

The Company estimates the fair value of each option using the Black Scholes option-pricing model with the following weighted-average assumptions: expected dividend yield of 0.0%, risk-free interest rate of 3.5% and volatility at 50% and an expected life of 5 years. Had the Company determined compensation cost based on the fair market value at the grant date for its 306,300 outstanding stock options under SFAS No. 123, the pro forma amounts are indicated below:

                                         Three Months Ended   Three Months Ended
                                         ------------------   ------------------
                                            June 30, 2004        June 30, 2003
                                            -------------        -------------

Net income  - as reported                     $ 52,554              $281,943
Less fair value of stock options               (11,318)             (17,333)
                                              --------              --------
Net income - pro forma                          41,236              264,610
                                              ========              ========

Basic earnings per share - as reported            0.02                 0.13
Basic earnings per share - pro forma              0.02                 0.12

Diluted earnings per share - as reported          0.02                 0.13
Diluted earnings  per share - pro forma           0.02                 0.12

                        TEL-INSTRUMENT ELECTRONICS CORP.

Note 6 Segment Information

Information is presented for the Company's three reportable segments, avionics government, avionics commercial and marine systems. The marine systems division was acquired on January 16, 2004, and, as such, no amounts are shown for the quarter ended June 30, 2003. There are no inter-segment revenues.

The Company is organized primarily on the basis of its avionics and marine instrument products. The avionics government market consists primarily of the design, manufacture, and sale of test equipment to U.S. and foreign governments and militaries, either direct or through distributors. The avionics commercial market consists primarily of the design, manufacture, and sales of test equipment to domestic and foreign airlines, to commercial distributors, and to general aviation repair and maintenance shops. The avionics commercial market also includes sales related to repairs and calibration which have lower gross margins. The Company primarily develops and designs test equipment for the avionics industry and, as such, the Company's products and designs cross segments. The marine instrumentation systems segment consists of sales to hydrographic, oceanographic, researchers, engineers, geophysicists, and surveyors.

The table below presents information about sales and gross margin. Cost of sales includes certain allocation factors for indirect costs. Additionally, administrative expenses have been allocated between avionics and marine systems based upon a percentage of total sales.

Three Months Ended                               Avionics      Avionics      Avionics        Marine      Corporate
June 30, 2004                                      Gov't        Comm'l.        Total        Systems        Items        Total
-------------                                   ----------    ----------    ----------     ---------     ---------   ----------
Revenues                                        $1,901,858    $  681,213    $2,583,071     $ 229,729                 $2,812,800

Cost of Sales                                      787,576       406,178     1,193,754       141,486                  1,335,240
                                                ----------    ----------    ----------         -----                 ----------

Gross Margin                                     1,114,282       275,035     1,389,317        88,243                  1,477,560
                                                ----------    ----------    ----------         -----                 ----------

Engineering, research, and                                                     490,865        41,585                    532,450
 Development
Selling, general, and admin.                                                   685,357       147,854                    833,211
Amortization of intangibles                                                                                21,549        21,549
Interest expense, net                                                            2,576           257           --         2,833
                                                                            ----------     ---------     --------    ----------
Total expenses                                                               1,178,798       189,696       21,549     1,390,043
                                                                            ----------     ---------     --------    ----------

Income before income taxes                                                  $  210,519     $(101,453)    $(21,549)   $   87,517
                                                                            ==========     =========     ========    ==========

Three Months Ended                               Avionics      Avionics      Avionics        Marine      Corporate
June 30, 2003                                      Gov't        Comm'l.        Total        Systems        Items        Total
-------------                                   ----------    ----------    ----------     ---------     ---------   ----------
Revenues                                        $1,869,489    $1,188,417    $3,057,906            --                 $3,057,906

Cost of Sales                                      726,926       559,596     1,286,522            --                  1,286,522
                                                ----------    ----------    ----------         -----                 ----------

Gross Margin                                     1,142,563       628,821     1,771,384            --                  1,771,384
                                                ----------    ----------    ----------         -----                 ----------

Engineering, research,& dev.                                                   567,910                                  567,910
Selling, general, and admin.                                                   734,999                                  734,999
Interest expense, net                                                           (1,737)                                  (1,737)
                                                                            ----------                               ----------
Total expenses                                                               1,301,172                                1,301,172

Income before income taxes                                                  $  470,212            --                 $  470,212
                                                                            ==========         =====                 ==========

                        TEL-INSTRUMENT ELECTRONICS CORP.

Note 7 Acquisition

      On January 16, 2004, the Company acquired Innerspace Technology, Inc. ("ITI") for $547,000, including a note and employment agreements with principals. The following table represents the unaudited consolidated results of operations as though the acquisition of ITI occurred on April 1, 2003.

                                                  Quarter Ended  Quarter  Ended
                                                  June 30, 2004   June 30, 2003
                                                  (as reported)    (pro forma)

      Net sales                                    $2,812,800       $3,267,906
      Income before taxes                              87,517          431,776
      Net income                                       52,554          259,281
      Basic income per common share                      0.02             0.12
      Diluted income per common share                    0.02             0.12

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

Critical Accounting Policies

In preparing the financial statements and accounting for the underlying transactions and balances, we apply our accounting policies as disclosed in Note 2 of our Notes to Financial Statements included in our Form 10-K. The Company's accounting policies that require a higher degree of judgment and complexity used in the preparation of financial statements include:

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

Overview

For the first quarter ended June 30, 2004, total sales decreased 8% to $2,812,800 and net income decreased to $52,554 in the first quarter of the current fiscal year as compared to $281,943 for the same period last year. In January 2004, the Company completed its acquisition of Innerspace Technology, Inc. ("ITI"), a company selling its products to the marine industry. ITI is a wholly-owned subsidiary of the Company, and ITI's balance sheet and results of operations are consolidated in the Company's financial statements for the quarter ended June 30, 2004 (see Note 6 to the Notes to the Financial Statements).

For the quarter ended June 30, 2004, sales of avionics products were $2,583,071 (92% of total sales), as compared to sales of $3,057,906 (100% of total sales) for the quarter ended June 30, 2003. The decline in sales is primarily associated with the decrease in avionics commercial sales. Income before taxes for the avionics segment was $210,549 for the quarter ended June 30, 2004 as compared to $470,212 for the quarter ended June 30, 2003.

The marine systems segment generated sales of $229,729 (8% of total sales), and incurred a loss before taxes of $101,453 for the quarter ended June 30, 2004.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
        RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

Results of Operations (continued)

Overview (continued)

Deliveries of the AN/APM-480 IFF (Identification, Friend or Foe) Transponder Set Test Set (TSTS) to the U.S. Navy continued in the first quarter of fiscal year 2005. As of June 30, 2004, the Company has shipped 1,203 of the 1,300 units under contract, and expects to ship the remaining units in the current fiscal year. This program firmly established the Company as one of the leading suppliers in the avionics test equipment industry, and improved its market position.

Investment in new product development continues in order to meet the expected needs of its customers and remain as one of the leaders in the industry. The
Company continues its work on the next generation of IFF test sets in anticipation of U.S. and NATO requirements for more sophisticated IFF testing. The Company anticipates that most of the AN/APM-480's will be returned and modified, in the future, to accommodate more sophisticated IFF testing. Although there is no assurance that the Company will receive any such modification contracts, the Company believes that it is well positioned to obtain such contracts.

The Company has been active in responding to requests for quotation for new government programs, which will award new test equipment contracts, and is currently in the process of submitting proposals for several large government programs. The Company continues actively to pursue opportunities in both the commercial and government avionics and marine systems markets, both domestically and internationally. The Company continues its efforts with Semaphore Capital Advisors LLC to pursue growth through acquisitions and alliances of compatible businesses or technologies.

Sales

For the three months ended June 30, 2004, total avionics sales decreased $474,835 (15.5%) to $2,583,071 as compared to the three months ended June 30, 2003. Avionics commercial sales decreased $507,204 (42.7%) to $681,213 for the quarter ended June 30, 2004 as compared to $1,188,417 for the same period in the prior fiscal year. Commercial sales for the first quarter ended June 30, 2003 were higher as a result of a sales promotion of the T-49C Transponder/TCAS test set, resulting in higher commercial sales last year. Avionics government sales increased $32,369 (1.7%) to $1,901,858 as compared to $1,869,489 for the first three months of the prior fiscal year. Shipment of the T-30CM under a contract with the U.S. Navy and sales of the AN/APM-480 to customers other than the U.S. Navy were mostly offset by a decline in sales of other government products, and lower sales of the AN/APM-480 to the U.S. Navy. Marine systems sales were $229,729 for the quarter ended June 30, 2004.

Gross Margin

Gross margin decreased $293,824 (16.6%) for the three months ended June 30, 2004 as compared to the same three months in the prior fiscal year. The decrease in gross margin is primarily attributed to the lower sales volume, lower absorption of overhead expenses, and a change in product mix. The gross margin percentage for the three months ended June 30, 2004 was 52.5% as compared to 57.9% for the three months ended June 30, 2003, as a result of the lower sales volume, including the associated lower absorption rate of overhead expenses, change in product mix and ITI's lower gross margin.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
        RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

Results of Operations (continued)

Operating Expenses

Selling, general and administrative expenses increased $98,212 (13.4%) for the three months ended June 30, 2004, as compared to the three months ended June 30, 2003. This increase is primarily attributed to the selling expenses for the marine systems division, which were not included in the quarter ended June 30, 2003.

Engineering, research and development expenses decreased $35,460 (6.2%). Lower outside contract expenditures was partially offset by engineering expenditures associated with the marine systems division and with higher recruitment fees.

Income Taxes

A provision for income taxes was recorded in the amount of $34,963 for the three months ended June 30, 2004 as compared to a tax provision of $188,269 for the three months ended June 30, 2003. These amounts represent the effective federal and state tax rate of approximately 40% on the Company's net income before taxes.

Liquidity and Capital Resources

At June 30, 2004 the Company had working capital of $3,988,445 as compared to $3,767,150 at March 31, 2004. In May 2004, the Company and its Chairman/President renegotiated the terms of the notes payable-related party. As such, $200,000 of these notes was re-classified as long-term. The Notes now become due in consecutive years beginning March 31, 2005. For the three months ended June 30, 2004, the Company used $506,387 in operations as compared to the cash provided by operations of $376,262 for the three months ended June 30, 2003. This decline in cash from operations is primarily attributed to an increase in accounts receivable, which almost doubled from March 31, 2004 as a result of significant amount of the sales being shipped at the end of the quarter, and the decrease in net income.

The Company has a line of credit of $1,750,000 from Fleet Bank. The line of credit bears an interest rate of 0.5% above the lender's prevailing base rate, which is payable monthly, based upon the outstanding balance. The Company does not pay to maintain this open line. At June 30, 2004 the Company had no outstanding balance. The line of credit is collateralized by substantially all of the assets of the Company and expires in September 2004. The credit facility requires the Company to maintain certain financial covenants. As of June 30, 2004, the Company was in compliance with all financial covenants.

Based upon the current backlog, its existing credit line, and cash balance, the Company believes that it has sufficient working capital to fund its operating plans for at least the next twelve months. However, as the Company pursues additional opportunities, the need for additional capital may arise. The Company will evaluate its alternatives when these opportunities arise. The Company has also retained Semaphore Capital Advisors as its investment bankers to help pursue acquisitions and alliances and, if needed, to help raise capital. The Company maintains its cash balance primarily in a money market account in the event the cash is needed for acquisition. There was no significant impact on the Company's operations as a result of inflation for the three months ended June 30, 2004. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended March 31, 2004.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company, at this time, is generally not exposed to financial market risks, including changes in interest rates, foreign currency exchange rates, and marketable equity security prices.

Item 4. Controls and Procedures

The Company adopted disclosure controls and procedures, as called for by the recently adopted legislation and rules of the Securities and Exchange
Commission. Under Rules promulgated by the SEC, disclosure controls and procedures are defined as "those controls or other procedures of the issuer that are designed to ensure that information required to be disclosed by the issuer in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the commission's rules and forms." The Chief Executive Officer and Principal Accounting Officer evaluated the Company's Disclosure Controls and Procedures at June 30, 2004 and have concluded that they are effective, based on their evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.

There were no changes in internal control over financial reporting identified in connection with the evaluation as of June 30, 2004 by the Chief Executive Officer and Principal Accounting Officer, required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15, which occurred during our last fiscal quarter and which have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

Part II.  Other Information

Item 6. Exhibits and Reports on Form 8-K

      a.    Exhibits

            31.1 Certification by CEO pursuant to Rule 15d-14 under the Securities Exchange Act.

            31.2 Certification by CFO pursuant to Rule 15d-14 under the Securities Exchange Act.

                  32.1 Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                  32.2 Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      b.    Reports on Form 8-K.

            Report on Form 8-K regarding press release announcing results for the year ended March 31, 2004 was submitted on June 22,2004.

            Report on Form 8-K regarding press release announcing the certification of its T-47G Flight Line Test Set for use with DoD
            Mark XII "Identification, Friend or Foe (IFF) platforms was submitted on July 1, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                TEL-INSTRUMENT ELECTRONICS CORP.

Date: August 13, 2004                           By: /s/ Harold K. Fletcher
                                                    ----------------------------
                                                    /s/ Harold K. Fletcher
                                                    Chairman and President

Date: August 13, 2004                           By: /s/ Joseph P. Macaluso
                                                    ----------------------------
                                                    /s/ Joseph P. Macaluso
                                                    Principal Accounting Officer