Form 10-Q
period 2004-09-30
TEL INSTRUMENT ELECTRONICS CORP
filed 2004-11-15
CIK 96885

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q

            |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 2004

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

2,144,751 shares of Common stock, $.10 par value as of November 7, 2004.

                     TEL-INSTRUMENT ELECTRONICS CORPORATION

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
        Part I - Financial Information

Item 1. Condensed Consolidated Financial Statements (Unaudited):

        Condensed Consolidated Comparative Balance Sheets
        September 30, 2004 and March 31, 2004                                  1

        Condensed Consolidated Comparative Statements of Operations -
        Three and Six Months Ended September 30, 2004 and 2003                 2

        Condensed Consolidated Comparative Statements of Cash Flows -
        Six Months Ended September 30, 2004 and 2003                           3

        Notes to Condensed Consolidated Financial Statements                 4-7

Item 2. Management's Discussion and Analysis of the Results of
        Operations and Financial Conditions                                 8-11

Item 3. Quantitative and Qualitative Disclosures about Market Risk            12

Item 4. Controls and Procedures                                               12

        Part II - Other Information

Item 6. Exhibits and Reports on Form 8-K                                      12

        Signatures                                                            13

        Certifications                                                     14-17

Item 1 - Financial Statements
                     TEL-INSTRUMENT ELECTRONICS CORPORATION
                CONDENSED CONSOLIDATED COMPARATIVE BALANCE SHEETS

                                                    (Unaudited)
                                                    September 30,    March 31,
ASSETS                                                  2004           2004
                                                    -------------   ----------
Current assets:
   Cash and cash equivalents                           $1,027,670   $1,509,828
  Accounts receivable, net                              1,788,354    1,266,905
  Inventories, net                                      2,533,957    2,202,143
  Taxes receivable                                        161,695      161,695
  Prepaid expenses and other current assets                69,747      102,039
  Deferred income taxes                                   599,029      581,348
                                                       ----------   ----------
Total current assets                                    6,180,452    5,823,958

Property, plant and equipment, net                        906,008      867,886
Intangible assets                                         369,949      413,047
Other assets                                              285,775      287,610
                                                       ----------   ----------

Total assets                                           $7,742,184   $7,392,501
                                                       ==========   ==========

LIABILITIES & STOCKHOLDERS EQUITY

Current liabilities:
  Note payable - related party - current portion       $   50,000   $  250,000
  Convertible subordinated notes - related party            7,500        7,500
  Notes payable - other                                    87,000       87,000
  Capitalized lease obligations - current portion          13,837       24,768
  Accounts payable                                        599,213      346,169
  Deferred revenues                                        77,817       44,663
  Accrued payroll, vacation pay, profit sharing
   and payroll taxes                                      388,846      333,180
  Accrued expenses                                      1,007,777      963,528
                                                       ----------   ----------
Total current liabilities                               2,231,990    2,056,808

Notes payable - related party - long-term                 200,000           --
Deferred taxes - long-term                                 48,000       48,000
                                                       ----------   ----------
Total liabilities                                       2,479,990    2,104,808

Stockholders' equity:
   Common stock                                           214,478      214,418
   Additional paid-in capital                           3,961,906    3,960,886
   Retained earnings                                    1,085,810    1,112,389
                                                       ----------   ----------
Total stockholders' equity                              5,262,194    5,287,693
                                                       ----------   ----------

Total liabilities and stockholders' equity             $7,742,184   $7,392,501
                                                       ==========   ==========

See accompanying notes to condensed financial statements

                     TEL-INSTRUMENT ELECTRONICS CORPORATION
           CONDENSED CONSOLIDATED COMPARATIVE STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                      Three Months Ended                  Six Months Ended
                                                             Sept. 30, 2004     Sept. 30, 2003     Sept. 30, 2004     Sept. 30, 2003
                                                             --------------     --------------     --------------     --------------
Net sales                                                      $ 2,238,950        $ 2,616,716        $ 5,051,750        $ 5,674,622

Cost of sales                                                    1,026,411          1,192,809          2,361,651          2,479,331
                                                               -----------        -----------        -----------        -----------

Gross margin                                                     1,212,539          1,423,907          2,690,099          3,195,291

Operating expenses
  Selling, general and administrative                              808,742            714,591          1,641,953          1,449,590
  Amortization of intangibles                                       21,549                 --             43,098                 --
  Engineering, research and development                            510,046            500,138          1,042,496          1,068,048
                                                               -----------        -----------        -----------        -----------
Total operating expenses                                         1,340,337          1,214,729          2,727,547          2,517,638
                                                               -----------        -----------        -----------        -----------

  Income (loss) from operations                                   (127,798)           209,178            (37,448)           677,653

Other income (expense):
  Interest income                                                    3,246              5,188              6,750             15,910
  Interest expense                                                  (7,225)            (8,957)           (13,562)           (17,942)
                                                               -----------        -----------        -----------        -----------

Income (loss) before taxes                                        (131,777)           205,409            (44,260)           675,621

Provision (benefit) for income taxes                               (52,644)            81,642            (17,681)           269,911
                                                               -----------        -----------        -----------        -----------

Net (loss) income                                              $   (79,133)       $   123,767        $   (26,579)       $   405,710
                                                               ===========        ===========        ===========        ===========

Basic income (loss) per common share                           $     (0.04)       $      0.06        $     (0.01)       $      0.19
                                                               ===========        ===========        ===========        ===========
Diluted income (loss) per common share                         $     (0.04)       $      0.06        $     (0.01)       $      0.18
                                                               ===========        ===========        ===========        ===========

Dividends per share                                                   None               None               None               None
Weighted average shares outstanding
  Basic                                                          2,144,301          2,143,776          2,144,237          2,140,930
  Diluted                                                        2,144,301          2,202,281          2,144,237          2,199,435

See accompanying notes to condensed financial statements

                     TEL-INSTRUMENT ELECTRONICS CORPORATION
           CONDENSED CONSOLIDATED COMPARATIVE STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                      Six Months Ended
                                                                                            Sept. 30, 2004         Sept. 30, 2003
                                                                                            --------------         --------------
Cash flows from operating activities:
Net income (loss)                                                                            $   (26,579)           $   405,710
Adjustments to reconcile net income to net cash provided
 by operating activities:
 Deferred income taxes                                                                           (17,681)              (144,166)
 Depreciation                                                                                    130,414                129,270
 Amortization of intangibles                                                                      43,098                     --
Changes in operating assets or liabilities:
  (Increase) decrease in accounts receivable, net                                               (521,449)                84,819
   Increase in inventories, net                                                                 (331,814)               (90,054)
   Decrease (increase) in prepaid expenses and other current assets                               32,292                (34,474)
   Decrease (increase) in other assets                                                             1,835               (192,456)
   Increase in accounts payable                                                                  253,044                 18,392
   Increase (decrease) in deferred revenues                                                       33,154                 (2,440)
  Increase  in accrued payroll, vacation pay,
  and payroll taxes                                                                               55,666                 49,331
  Decrease in income taxes payable                                                                    --               (103,924)
  Increase (decrease) in accrued expenses                                                         44,249                (46,686)
                                                                                             -----------            -----------

Net cash provided by (used in) operating activities                                             (303,771)                73,322
                                                                                             -----------            -----------

Cash flows from investing activities:
  Cash purchases of property, plant and equipment                                               (168,536)              (111,395)
                                                                                             -----------            -----------
Net cash used in investing activities                                                           (168,536)              (111,395)
                                                                                             -----------            -----------

Cash flows from financing activities:
  Proceeds from exercise of stock options                                                          1,080                 16,913
  Payment of capitalized lease obligations                                                       (10,931)               (14,486)
                                                                                             -----------            -----------
  Net cash provided by (used in) financing activities                                             (9,851)                 2,427
                                                                                             -----------            -----------

Net decrease in cash and cash equivalents                                                       (482,158)               (35,646)
Cash and cash equivalents at beginning of period                                               1,509,828              1,680,124
                                                                                             -----------            -----------
Cash and cash equivalents at end of period                                                   $ 1,027,670            $ 1,644,478
                                                                                             ===========            ===========

Supplemental information
  Interest paid                                                                              $     2,383            $    23,269
                                                                                             ===========            ===========
  Income taxes paid                                                                          $        --            $   518,000
                                                                                             ===========            ===========

See accompanying notes to condensed financial statements

                        TEL-INSTRUMENT ELECTRONICS CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position of Tel-Instrument Electronics Corp as of September 30, 2004, the results of operations for the three and six months ended September 30, 2004 and September 30, 2003, and statements of cash flows for the six months ended September 30, 2004 and September 30, 2003. These results are not necessarily indicative of the results to be expected for the full year.

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

Note 2 Accounts Receivable, net

Accounts receivable, net, consist of:

                                        September 30, 2004   March 31, 2004
                                        ------------------   --------------
      Commercial                            $   623,294       $   862,259
      Government                              1,206,658           446,244
      Allowance for doubtful accounts           (41,598)          (41,598)
                                            -----------       -----------
      Total                                 $ 1,788,354       $ 1,266,905
                                            ===========       ===========

Note 3 Inventories, net

Inventories, net, consist of:
                                        September 30, 2004   March 31, 2004
                                        ------------------   --------------
      Purchased parts                       $ 1,079,547       $   846,782
      Work-in-process                         1,557,567         1,401,722
      Finished goods                             67,741            94,537
      Less:  Reserve for obsolescence          (170,898)         (140,898)
                                            -----------       -----------
      Total                                 $ 2,533,957       $ 2,202,143
                                            ===========       ===========

                        TEL-INSTRUMENT ELECTRONICS CORP.

Note 4 Earnings Per Share

The Company's basic income (loss) per share is based on net income (loss) for the relevant period, divided by the weighted average number of common shares outstanding during the period. Diluted income (loss) per share is based on net income (loss), divided by the weighted average number of common shares outstanding during the period, including common share equivalents, such as outstanding stock options. Common share equivalents are not included in the calculation for the three and six months ended September 30, 2004 since the effect would be antidilutive, but are included for the fiscal year 2004 periods.

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

The Company estimates the fair value of each option using the Black Scholes option-pricing model with the following weighted-average assumptions: expected dividend yield of 0.0%, risk-free interest rate of 3.5%, volatility at 50% and an expected life of 5 years. Had the Company determined compensation cost based on the fair market value at the grant date for its 347,200 outstanding stock options under SFAS No. 123, the pro forma amounts are indicated below:

                                              Six Months Ended  Six Months Ended
                                                September 30,     September 30,
                                                    2004               2003
                                              ----------------  ----------------
Net income (loss)  - as reported                 $ (26,579)         $405,710
Less fair value of stock options                   (13,156)          (38,507)
                                                 ---------          --------
Net income  (loss)- pro forma                      (39,735)          367,203
                                                 =========          ========
Basic earnings (loss) per share - as reported        (0.01)             0.19
Basic earnings (loss) per share - pro forma          (0.02)             0.17

Diluted earnings (loss) per share - as reported      (0.01)             0.18
Diluted earnings (loss) per share - pro forma        (0.02)             0.17

                                      Three Months Ended      Three Months Ended
                                         September 30,           September 30,
                                             2004                    2003
                                      ------------------      ------------------
Net income (loss)  - as reported          $  (79,133)              $123,767
Less fair value of stock options              (1,838)               (21,174)
                                          ----------               --------
Net income  (loss)- pro forma                (80,971)               102,593
                                          ==========               ========
Basic earnings (loss) per share
  - as reported                                (0.04)                  0.06
Basic earnings (loss) per share
  - pro forma                                  (0.04)                  0.05

Diluted earnings (loss) per share
  - as reported                                (0.04)                  0.06
Diluted earnings (loss) per share
  - pro forma                                  (0.04)                  0.05

                        TEL-INSTRUMENT ELECTRONICS CORP.

Note 6 Segment Information

Information is presented for the Company's three reportable activities, avionics government, avionics commercial and marine systems. The marine systems division was acquired on January 16, 2004, and, as such, no amounts are shown for fiscal year 2004 in the data below. There are no inter-segment revenues.

The Company is organized primarily on the basis of its avionics and marine instrument products. The avionics government market consists primarily of the design, manufacture, and sale of test equipment to U.S. and foreign governments and militaries, either direct or through distributors. The avionics commercial market consists primarily of the design, manufacture, and sales of test equipment to domestic and foreign airlines, to commercial distributors, and to general aviation repair and maintenance shops. The avionics commercial market also includes sales related to repairs and calibration which have a lower gross margin. The Company primarily develops and designs test equipment for the avionics industry and, as such, the Company's products and designs cross segments. The marine instrumentation systems segment consists of sales of different products to hydrographic, oceanographic, researchers, engineers, geophysicists, and surveyors.

The table below presents information about sales and gross margin. Costs of sales include certain allocation factors for indirect costs. Additionally, administrative expenses have been allocated between avionics and marine systems.

Three Months Ended                   Avionics        Avionics          Avionics             Marine       Corporate
September 30, 2004                    Gov't           Comm'l.            Total             Systems         Items           Total
------------------                   --------        --------          --------             ------       ---------         -----
Sales                              $ 1,382,992     $   702,338        $ 2,085,330        $   153,620                   $ 2,238,950
Cost of sales                          505,861         425,210            931,071             95,340                     1,026,411
                                   -----------     -----------        -----------        -----------                   -----------

Gross margin                           877,131         277,128          1,154,259             58,280                     1,212,539
                                   -----------     -----------        -----------        -----------                   -----------

Engineering, research, and                                                414,688             95,358                       510,046
 development
Selling, general, and admin                                               667,134            141,608                       808,742
Amortization of intangibles                                                                                 21,549          21,549
Interest expense, net                                                       3,800                179            --           3,979
                                                                      -----------        -----------      --------     -----------
Total expenses                                                          1,085,622            237,145        21,549       1,344,317
                                                                      -----------        -----------      --------     -----------

Income before income taxes                                            $    68,637        $  (178,865)     $(21,549)    $  (131,777)
                                                                      ===========        ===========      ========     ===========
Three Months Ended                   Avionics        Avionics          Avionics             Marine       Corporate
September 30, 2003                    Gov't           Comm'l.            Total             Systems         Items           Total
                                     --------        --------          --------             ------       ---------         -----
Sales                              $ 1,762,767     $   853,949        $ 2,616,716                 --                   $ 2,616,716
Cost of sales                         _748,719        _444,090          1,192,809                 --                     1,192,809
                                   -----------     -----------        -----------        -----------                   -----------

Gross margin                         1,014,048         409,859          1,423,907                 --                     1,423,907
                                   -----------     -----------        -----------        -----------                   -----------

Engineering, research,& dev                                               714,591                                          714,591
Selling, general, and admin                                               500,138                                          500,138
Interest expense, net                                                       3,769                                            3,769
                                                                      -----------                                      -----------
Total expenses                                                          1,218,498                                        1,218,498
                                                                      -----------                                      -----------

Income before income taxes                                            $   205,409                 --                   $   205,409
                                                                      ===========        ===========                   ===========

                        TEL-INSTRUMENT ELECTRONICS CORP.

Note 6 Segment Information (continued)

Six Months Ended                     Avionics        Avionics          Avionics             Marine       Corporate
September 30, 2004                    Gov't           Comm'l.            Total             Systems         Items           Total
------------------                   --------        --------          --------             ------       ---------         -----
Sales                              $ 3,284,850     $ 1,383,551        $ 4,668,401        $   383,349                   $ 5,051,750
Cost of sales                        1,293,437         831,388          2,124,825            236,826                     2,361,651
                                   -----------     -----------        -----------        -----------                   -----------

Gross margin                         1,991,413         552,163          2,543,576            146,523                     2,690,099
                                   -----------     -----------        -----------        -----------                   -----------

Engineering, research, and                                                905,553            136,943                     1,042,496
 Development
Selling, general, and admin                                             1,352,491            289,462                     1,641,953
Amortization of intangibles                                                                                 43,098          43,098
Interest expense, net                                                       6,376                436            --           6,812
                                                                      -----------        -----------      --------     -----------
Total expenses                                                          2,264,420            426,841        43,098       2,734,359
                                                                      -----------        -----------      --------     -----------

Income before income taxes                                            $   279,156        $  (280,318)     $(43,098)    $   (44,260)
                                                                      ===========        ===========      ========     ===========

Six Months Ended                     Avionics        Avionics          Avionics             Marine       Corporate
September 30, 2003                    Gov't           Comm'l.            Total             Systems         Items           Total
------------------                   --------        --------          --------             ------       ---------         -----
Sales                              $ 3,632,256     $ 2,042,366        $ 5,674,622                 --                   $ 5,674,622
Cost of sales                        1,475,645       1,003,686          2,479,331                 --                     2,479,331
                                   -----------     -----------        -----------        -----------                   -----------

Gross margin                         2,156,611       1,038,680          3,195,291                 --                     3,195,291
                                   -----------     -----------        -----------        -----------                   -----------

Engineering, research,& dev                                             1,068,048                                        1,068,048
Selling, general, and admin                                             1,449,590                                        1,449,590
Interest expense, net                                                       2,032                                            2,032
                                                                      -----------                                      -----------
Total expenses                                                          2,519,670                                        2,519,670
                                                                      -----------                                      -----------

Income before income taxes                                            $   675,621                 --                   $   675,621
                                                                      ===========        ===========                   ===========

Note 7 Acquisition

      On January 16, 2004, the Company acquired Innerspace Technology, Inc. ("ITI") for $547,000, including a note and employment agreements with principals. The following table represents the unaudited consolidated results of operations as though the acquisition of ITI occurred on April 1, 2003, utilizing ITI's unaudited financial statements for the September 2003 period.

                                        Three Months Ended     Six Months Ended
                                           September 30,         September 30,
                                               2003                  2003
                                        ------------------     ----------------
                                           (pro forma)           (pro forma)

Net sales                                 $ 2,847,350           $ 6,115,256
Income (loss) before taxes                    168,580              600,356
Net income (loss)                             101,233              360,514
Basic income (loss) per common share             0.05                 0.17
Diluted income (loss) per common share           0.05                 0.16

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

Revenue recognition - revenues are recognized at the time of shipment to, or acceptance by the customer provided title and risk of loss is transferred to the customer. Provisions, when appropriate, are made where the right to return exists. Revenues under service contracts are recognized when the services are performed.

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

Results of Operations

Overview

As previously reported, sales and operating income declined in the first six months of fiscal year 2005, because of delays in deliveries under existing contracts and in the awarding of new contracts, and as a result of planned additional marketing and development costs for ITI. In September, the Company received a $1,600,000 contract to supply T-36M ramp test sets to the Army National Guard. The Company expects to complete delivery of all units under this contract during the current fiscal year.

Investment in new product development continues for both avionics and marine systems in order to meet the expected customer needs and to remain as leaders in the respective industries. For the avionics division, the Company continues its work on the next generation of IFF (Identification, Friend or Foe) test sets in anticipation of U.S. and NATO requirements for more sophisticated IFF testing. The Company anticipates that most of the AN/APM-480's previously sold by the Company, will be returned and modified, in the future, to accommodate more sophisticated IFF testing. Although there is no assurance that the Company will receive any such modification contracts, the Company believes that it is well positioned to obtain such contracts. For marine systems, the Company is making improvements to its tide gauge, and upgrading its sounders with a new Windows operating system which will allow for improvements to the hardware.

The Company has been active in responding to requests for quotation for new government programs, which will award new test equipment contracts, and is currently in the process of submitting proposals for large government programs. The Company continues actively to pursue opportunities in both the commercial and government avionics and marine systems markets, both domestically and internationally. The Company continues its efforts with Semaphore Capital Advisors LLC to pursue growth through acquisitions and alliances of compatible businesses or technologies.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
        RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

Results of Operations (continued)

Sales

Sales of avionics products declined in the three and six months ended September 30, 2004, as compared to the same periods in the prior year, $531,386 (20.3%) and $1,006,221 (17.7%), respectively, for the reasons discussed above under Overview. Government sales of avionics products declined for the six months ended September 30, 2004 as compared to the same period last year by approximately $380,000, most of which decline occurred in the second quarter of the current fiscal year. Commercial sales of avionics products declined $151,611 and $658,815, respectively, for the three and six months ended September 30, 2004 as compared to the same periods last year, primarily as a result of the sales promotion in the prior fiscal year, which was not continued in the current fiscal year, and the generally weak financial condition of the airline industry. See Footnote 6 to the Financial Statements, Segment Information. Marine system sales were $153,620 and $383,349 for the three and six months ended September 30, 2004, respectively.

Gross Margin

Gross margin decreased $505,192 (15.8%) for the six months ended September 30, 2004, as compared to the same period in the prior fiscal year. The decrease in gross margin, for the most part, is attributed to the lower sales volume. The gross margin percentage for the six months ended September 30, 2004 was 53.3% as compared to 56.3% for the six months ended September 30, 2003, primarily as a result of a change in product mix and ITI's lower gross margin.

Gross margin decreased $211,368 (14.8%) for the three months ended September 30, 2004, as compared to the same period in the prior fiscal year. This decrease in gross margin, for the most part, is attributed to the lower sales volume. The gross margin percentage for the three months ended September 30, 2004 was 54.2% as compared to 54.4% for the three months ended September 30, 2003, primarily as a result a change in product mix and ITI's lower gross margin which were partially offset by lower manufacturing overhead variances.

Operating Expenses

Selling, general and administrative expenses increased $94,151 (13.2%) and $192,363 (13.3%) for the three and six months ended September 30, 2004, respectively, as compared to the three and six months ended September 30, 2003. This increase is primarily attributed to the selling expenses for the marine systems division, which expenses were not included in the six months ended September 30, 2003 and higher commission expenses offset partially by lower recruitment and relocation expenses and decreased consulting and professional fees.

Engineering, research and development expenses increased $9,908 (2.0%) for the three months ended September 30, 2004 and decreased $25,552 (2.4%) for the six months ended September 30, 2004 as compared to the same periods in the prior fiscal year. Lower outside contract labor expenditures were partially offset by engineering expenditures associated with the marine systems division and by higher recruitment fees

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
        RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

Operating Expenses (continued)

Income Taxes

A tax benefit of $17,681 was recorded for the six months ended September 30, 2004, as compared to a provision for income taxes of $269,911 for the six months ended September 30, 2003. A tax benefit of $52,644 was recorded for the three months ended September 30, 2004, as compared to a provision for income taxes of $81,642 for the three months ended September 30, 2003. These amounts represent the effective federal and state tax rate of approximately 40% on the Company's net income (loss) before taxes.

Liquidity and Capital Resources

At September 30, 2004, the Company had positive working capital of $3,948,462 as compared to $3,767,150 at March 31, 2004. In May 2004, the Company and its Chairman/President renegotiated the terms of the notes payable-related party, resulting in $200,000 of these notes being re-classified as long-term and improving the working capital by this amount. The Notes now become due in consecutive years beginning March 31, 2005. For the six months ended September 30, 2004, the Company used $303,771 of cash for operating activities as compared to the cash provided by operations of $73,322 for the six months ended September 30, 2003. This decline in cash from operations is primarily attributed to a substantial increase in accounts receivable, as a result of a significant amount of sales being shipped at the end of the quarter, and inventories and the decrease in net income partially offset by an increase in accounts payable and a decrease in other assets from the prior year.

The Company has a line of credit of $1,750,000 from Fleet Bank, currently expiring on November 30, 2004. The line of credit bears an interest rate of 0.5% above the lender's prevailing base rate, based upon the outstanding balance. The Company does not pay to maintain this open line. At September 30, 2004, the Company had no outstanding balance. The line of credit is collateralized by substantially all of the assets of the Company, and requires the Company to maintain certain financial covenants. As of September 30, 2004, the Company was in compliance with all financial covenants. The Company has received a commitment from the bank to renew this line for another year beyond November 30, 2004.

Based upon the current backlog, which has increased to $4,400,000 at September 30, 2004, its existing credit line, and cash balance, the Company believes that it has sufficient working capital to fund its operating plans for at least the next twelve months. However, as the Company pursues additional opportunities, the need for additional capital may arise. The Company will evaluate its alternatives when these opportunities arise. The Company has also retained Semaphore Capital Advisors as its investment bankers, to help pursue acquisitions and alliances and, if needed, to help raise capital. The Company maintains its cash balance primarily in a money market account until needed. There was no significant impact on the Company's operations as a result of inflation for the six months ended September 30, 2004. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended March 31, 2004.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company, at this time, is generally not exposed to financial market risks, including changes in interest rates, foreign currency exchange rates, and marketable equity security prices.

Item 4. Controls and Procedures

The Company adopted disclosure controls and procedures, as called for by the recently adopted legislation and rules of the Securities and Exchange
Commission. Under Rules promulgated by the SEC, disclosure controls and procedures are defined as "those controls or other procedures of the issuer that are designed to ensure that information required to be disclosed by the issuer in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the commission's rules and forms." The Chief Executive Officer and Principal Accounting Officer evaluated the Company's Disclosure Controls and Procedures at September 30, 2004 and have concluded that they are effective, based on their evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.

There were no changes in internal control over financial reporting identified in connection with the evaluation as of September 30, 2004 by the Chief Executive Officer and Principal Accounting Officer, required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15, which occurred during our last fiscal quarter and which have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

Part II. Other Information

Item 6. Exhibits and Reports on Form 8-K

      a.    Exhibits

            31.1 Certification by CEO pursuant to Rule 13a-14 under the Securities Exchange Act.

            31.2 Certification by CFO pursuant to Rule 13a-14 under the Securities Exchange Act.

            32.1 Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            32.2 Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      b.    Reports on Form 8-K.

            Report on Form 8-K regarding press release announcing results for the quarter ended June 30, 2004 was submitted on August 16,2004.

            Report on Form 8-K regarding press release announcing the award of a $1,600,000 contract to supply T-36M ramp test sets to the Army National Guard was submitted on September 3, 2004.

            Report on Form 8-K regarding press release relating to its September 30, 2004 quarter was submitted on October 1, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            TEL-INSTRUMENT ELECTRONICS CORP.

Date: November 12, 2004                     By: /s/ Harold K. Fletcher
                                                --------------------------------
                                                /s/ Harold K. Fletcher
                                                Chairman and President

Date: November 12, 2004                     By: /s/ Joseph P. Macaluso
                                                --------------------------------
                                                /s/ Joseph P. Macaluso
                                                Principal Accounting Officer