Form 10-Q
period 2004-12-31
TEL INSTRUMENT ELECTRONICS CORP
filed 2005-02-14
CIK 96885

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q

      X               QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                       15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarterly period ended December 31, 2004

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

2,192,831 shares of Common stock, $.10 par value as of February 7, 2005.

                     TEL-INSTRUMENT ELECTRONICS CORPORATION

                                TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----

         Part I - Financial Information

Item 1.  Condensed Consolidated Financial Statements (Unaudited):

         Condensed Consolidated Comparative Balance Sheets
           December 31, 2004 and March 31, 2004                            1

         Condensed Consolidated Comparative Statements of Operations -
           Three and Nine Months Ended December 31, 2004 and 2003          2

         Condensed Consolidated Comparative Statements of Cash Flows -
           Nine Months Ended December 31, 2004 and 2003                    3

         Notes to Condensed Consolidated Financial Statements              4-7

Item 2.  Management's Discussion and Analysis of Results of
           Operations and Financial Condition                              8-11

Item 3.  Quantitative and Qualitative Disclosures about Market Risk        12

Item 4.  Controls and Procedures                                           12


         Part II           Other Information

Item 4.  Submission of matters to a Vote of Security Holders               12

Item 6.  Exhibits and Reports on Form 8-K                                  13

         Signatures                                                        13

         Certifications                                                    14-17

Item 1 - Financial Statements

                     TEL-INSTRUMENT ELECTRONICS CORPORATION
                CONDENSED CONSOLIDATED COMPARATIVE BALANCE SHEETS

ASSETS                                                   (Unaudited)
                                                   December 31, 2004      March 31, 2004
                                                   -----------------      --------------
Current assets:
  Cash                                                $  464,409            $1,509,828
  Accounts receivable, net                             2,096,691             1,266,905
  Inventories                                          2,772,980             2,202,143
  Taxes receivable                                       161,695               161,695
  Prepaid expenses and other current assets              123,175               102,039
  Deferred income tax benefit - current                  571,301               581,348
                                                      ----------            ----------

Total current assets                                   6,190,251             5,823,958

Property, plant, and equipment, net                      883,490               867,886
Intangible assets, net                                   348,400               413,047
Other assets                                             296,682               287,610
                                                      ----------            ----------

Total assets                                          $7,718,823            $7,392,501
                                                      ==========            ==========

LIABILITIES & STOCKHOLDERS EQUITY

Current liabilities:
  Note payable - related party - current portion      $   50,000            $  250,000
  Convertible subordinated notes - related party           7,500                 7,500
  Notes payable - other                                   87,000                87,000
  Capitalized lease obligations - current portion          7,853                24,768
  Accounts payable                                       485,220               346,169
  Deferred revenues                                       80,507                44,663
  Accrued payroll, vacation pay, profit sharing
     and payroll taxes                                   388,094               333,180
  Accrued expenses                                       991,709               963,528
                                                      ----------            ----------

Total current liabilities                              2,097,883             2,056,808

Notes payable - related party - non-current portion      200,000                    --
Deferred taxes - long-term                                48,000                48,000
                                                      ----------            ----------

Total liabilities                                      2,345,883             2,104,808

Stockholders' equity:

  Common stock                                           218,786               214,418
  Additional paid-in capital                           4,026,298             3,960,886
  Retained earnings                                    1,127,856             1,112,389
                                                      ----------            ----------

Total stockholders' equity                             5,372,940             5,287,693
                                                      ----------            ----------

Total liabilities and stockholders' equity            $7,718,823            $7,392,501
                                                      ==========            ==========

     See accompanying notes to condensed consolidated financial statements.

                     TEL-INSTRUMENT ELECTRONICS CORPORATION
           CONDENSED CONSOLIDATED COMPARATIVE STATEMENTS OF OPERATIONS

                                                              (Unaudited)                         (Unaudited)
                                                          Three Months Ended                   Nine Months Ended
                                                 Dec. 31, 2004       Dec. 31, 2003      Dec. 31, 2004     Dec. 31, 2003
                                                 -------------       -------------      -------------     -------------
Net sales                                           2,782,090          2,914,271          7,833,840          8,588,893

Cost of sales                                       1,232,404          1,417,825          3,594,055          3,897,156
                                                  -----------        -----------        -----------        -----------

Gross margin                                        1,549,686          1,496,446          4,239,785          4,691,737

Operating expenses:
  Selling, general & administrative                   844,758            715,465          2,486,711          2,165,055
  Amortization of intangibles                          21,549                 --             64,647                 --
  Engineering, research, & development                610,781            551,869          1,653,277          1,619,917
                                                  -----------        -----------        -----------        -----------

Total operating expenses                            1,477,088          1,267,334          4,204,635          3,784,972

     Income from operations                            72,598            229,112             35,150            906,765

Other income (expense):
  Interest income                                       2,387              3,928              9,137             19,838
  Interest expense                                     (5,214)            (4,587)           (18,776)           (22,529)
                                                  -----------        -----------        -----------        -----------

Income before taxes                                    69,771            228,453             25,511            904,074

Provision for income taxes                             27,725             91,266             10,044            361,177
                                                  -----------        -----------        -----------        -----------

Net income                                        $    42,046        $   137,187        $    15,467        $   542,897
                                                  ===========        ===========        ===========        ===========

    Basic income per common share                 $      0.02        $      0.06        $      0.01        $      0.25
    Diluted income per common share               $      0.02        $      0.06        $      0.01        $      0.24

Dividends per share                                      None               None               None               None

Weighted average shares outstanding
     Basic                                          2,156,771          2,144,151          2,149,199          2,141,896
     Diluted                                        2,272,473          2,232,820          2,264,901          2,230,565

     See accompanying notes to condensed consolidated financial statements.

                     TEL-INSTRUMENT ELECTRONICS CORPORATION
           CONDENSED CONSOLIDATED COMPARATIVE STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                  Nine Months Ended      Nine Months Ended
                                                                                  December 31, 2004       December 31,2003
                                                                                  -----------------      -----------------
Cash flows from operating activities
Net income                                                                        $    15,467              $   542,897
Adjustments to reconcile net income to cash used
    In operating activities:
     Deferred income taxes                                                             10,047                  (86,900)
     Depreciation                                                                     217,462                  196,487
     Amortization of intangibles                                                       64,647                       --
     Reserve for obsolescence of inventories                                           45,000                   40,000
Changes in assets and liabilities:
   Increase in accounts receivable                                                   (829,786)                 (35,189)
   (Increase) decrease in inventories                                                (615,837)                 342,132
   Increase in prepaid expenses and other current assets                              (21,136)                 (43,186)
   Increase in other assets                                                            (9,072)                (199,831)
   Increase (decrease) in accounts payable                                            139,051                 (131,879)
   Increase in deferred revenues                                                       88,549                    6,792
   Increase (decrease) in accrued payroll, vacation pay,
     and payroll taxes                                                                 54,914                  (53,439)
   Decrease in income taxes payable                                                        --                 (103,924)
   Decrease in accrued expenses                                                       (24,524)                  (3,102)
                                                                                  -----------              -----------
Net cash (used in) provided by operations                                            (865,218)                 470,858
                                                                                  -----------              -----------

Cash flows from investing activities:
  Purchases of property, plant and equipment                                         (233,066)                (170,146)
                                                                                  -----------              -----------
Net cash used in investing activities                                                (233,066)                (170,146)
                                                                                  -----------              -----------

Cash flows from financing activities:
Proceeds from exercise of stock options                                                69,780                   16,909
Repayment of capitalized lease obligations                                            (16,915)                 (21,022)
                                                                                  -----------              -----------
Net cash provided by (used in) financing activities                                    52,865                   (4,113)
                                                                                  -----------              -----------

Net (decrease) increase in cash and cash equivalents                               (1,045,419)                 296,599
Cash and cash equivalents at beginning of period                                    1,509,828                1,680,124
                                                                                  -----------              -----------
Cash and cash equivalents at end of period                                        $   464,409              $ 1,976,723
                                                                                  ===========              ===========

Supplemental Cash Flow Information:

Interest paid                                                                     $    84,847              $    26,105
                                                                                  ===========              ===========
Taxes paid                                                                        $        --              $   462,029
                                                                                  ===========              ===========

      See accompanying notes to condensed consolidated financial statements

                         TEL-INSTRUMENT ELECTRONICS CORP
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position of Tel-Instrument Electronics Corp as of December 31, 2004, the results of operations for the three and nine months ended December 31, 2004 and December 31, 2003, and statements of cash flows for the nine months ended December 31, 2004 and December 31, 2003. These results are not necessarily indicative of the results to be expected for the full year.

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

Note 2 Accounts Receivable

The following table sets forth the components of accounts receivable:

                                          December 31, 2004       March 31, 2004
                                          -----------------       --------------

      Commercial                            $ 1,019,986           $   862,259
      Government                              1,120,803               446,244
      Allowance for Bad Debts                   (44,098)              (41,598)
                                            -----------           -----------

      Total                                 $ 2,096,691           $ 1,266,905
                                            ===========           ===========

Note 3 Inventories

Inventories consist of:

                                          December 31, 2004       March 31, 2004
                                          -----------------       --------------

      Purchased Parts                       $ 1,247,543           $   846,782
      Work-in-Process                         1,642,236             1,401,722
      Finished Goods                             69,099                94,537
      Less: Reserve for Obsolescence           (185,898)             (140,898)
                                            -----------           -----------

      Total                                 $ 2,772,980           $ 2,202,143
                                            ===========           ===========

                         TEL-INSTRUMENT ELECTRONICS CORP
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Note 5 Stock Options

The Company accounts for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123 and 148, "Accounting for Stock-Based Compensation" ("SFAS 123 and 148"). Under SFAS 123 and 148 the Company provides pro forma net income and pro forma earnings per share disclosures for employee stock option grants made since fiscal 1996 as if the fair-value-based method as defined in SFAS No. 123 had been applied. The Company currently does not plan to adopt the fair value based method prescribed by SFAS 123. The Company estimates the fair value of each
option  using  the  Black  Scholes   option-pricing  model  with  the  following
weighted-average assumptions: expected dividend yield of 0.0%, risk-free interest rate of 3.5, volatility at 50% and an expected life of 5 years. Had the Company determined compensation cost based on the fair market value at the grant date for its 353,650 outstanding stock options under SFAS No. 123, the pro forma amounts are indicated below:

                                                               Nine Months Ended               Nine Months Ended
                                                               December 31, 2004               December 31, 2003
                                                               -----------------               -----------------
      Net income  - as reported                                    $ 15,467                       $ 542,987
      Less fair value of stock options                              (44,986)                        (60,750)
                                                                    --------                        --------
      Net income (loss) - pro forma                                 (29,519)                        482,237
                                                                    ========                        =======

      Basic earnings per share - as reported                           0.01                            0.25
      Basic earnings (loss) per share - pro forma                     (0.01)                           0.23

      Diluted earnings per share - as reported                         0.01                            0.24
      Diluted earnings  (loss) per share - pro forma                  (0.01)                           0.22

                                                              Three Months Ended              Three Months Ended
                                                               December 31, 2004               December 31, 2003
                                                              ------------------              ------------------
      Net income  - as reported                                    $ 42,046                       $ 137,187
      Less fair value of stock options                              (14,996)                        (12,043)
                                                                    --------                        --------
      Net income - pro forma                                         27,050                         125,144
                                                                     ======                         =======

      Basic earnings per share - as reported                           0.02                            0.06
      Basic earnings per share - pro forma                             0.01                            0.06

      Diluted earnings per share - as reported                         0.02                            0.06
      Diluted earnings per share - pro forma                           0.01                            0.06

During the nine months ended December 31, 2004, the Company sold 26,720 shares of common stock upon exercise of previously granted employee options, pursuant to the exemption from registration provided by Sec. 4(2) of the Securities Act of 1933.

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

The Company is organized primarily on the basis of its avionics and marine instrument products. The avionics government market consists primarily of the design, manufacture, and sale of test equipment to U.S. and foreign governments and militaries, either direct or through distributors. The avionics commercial market consists primarily of the design, manufacture, and sales of test equipment to domestic and foreign airlines, to commercial distributors, and to general aviation repair and maintenance shops. The avionics commercial market also includes sales related to repairs and calibration which have a lower gross margin. The Company primarily develops and designs test equipment for the avionics industry and, as such, the Company's products and designs cross segments. The marine instrumentation systems segment primarily consists of the design, manufacture, and sale of different products to hydrographic and oceanographic researchers, engineers, geophysicists, and surveyors.

The table below presents information about sales and gross margin. Costs of sales include certain allocation factors for indirect costs. Additionally, administrative expenses have been allocated between avionics and marine systems.

  Three Months Ended                     Avionics         Avionics     Avionics        Marine       Corporate
  December 31, 2004                       Gov't           Comm'l.        Total         Systems        Items             Total
  -----------------                      ----------       --------     -----------    ----------    ---------        -----------
  Sales                                  $1,667,293       $844,487     $ 2,511,780    $  270,310                     $ 2,782,090
  Cost of sales                             600,020        467,092       1,067,112       165,292                       1,232,404
                                           --------       --------       ---------    ----------                       ---------

  Gross margin                            1,067,273        377,395       1,444,668       105,018                       1,549,686
                                          ---------        -------       ---------    ----------                       ---------

  Engineering, research, and                                               522,044        88,737                         610,781
   Development
  Selling, general, and admin.                                             697,753       147,005                         844,758
  Amort. of intangibles - marine                                                                       21,549             21,549
  Interest expense, net                                                      3,006          (179)          --              2,827
                                                                             -----    ----------    ---------        -----------
  Total expenses                                                         1,222,803       235,563       21,549          1,479,915
                                                                         ---------    ----------    ---------        -----------

  Income (loss) before income taxes                                    $   221,865    $ (130,545)   $ (21,549)       $    69,771
                                                                       ===========    ==========    =========        ===========

  Three Months Ended                     Avionics         Avionics     Avionics        Marine       Corporate
  December 31, 2003                       Gov't           Comm'l.        Total         Systems        Items             Total
  -----------------                      ----------       --------     -----------    ----------    ---------        -----------
  Sales                                  $2,002,133       $912,138     $ 2,914,271            --                     $ 2,914,271
  Cost of sales                             906,451        511,374       1,417,825            --                       1,417,825
                                           --------       --------     -----------    ----------                     -----------

  Gross margin                            1,095,682        400,764       1,496,446            --                       1,496,446
                                          ---------        -------     -----------    ----------                     -----------

  Engineering, research,& dev.                                             551,869                                       551,869
  Selling, general, and admin.                                             715,465                                       715,465
  Interest expense, net                                                        659                                           659
                                                                       -----------                                   -----------
  Total expenses                                                         1,267,993                                     1,267,993
                                                                       -----------                                   -----------

  Income before income taxes                                             $ 228,453            --                     $   228,453
                                                                       ===========    ==========                     ===========

                        TEL-INSTRUMENT ELECTRONICS CORP.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 6 Segment Information (continued)

  Nine Months Ended                      Avionics       Avionics       Avionics         Marine      Corporate
  December 31, 2004                       Gov't         Comm'l.          Total          Systems       Items             Total
  -----------------                      ----------     ----------     -----------   -----------    ---------        -----------
  Sales                                  $4,952,143     $2,228,038     $ 7,180,181   $   653,659                     $ 7,833,840
  Cost of sales                           1,893,457      1,298,480       3,191,937       402,118                       3,594,055
                                         ----------     ----------       ---------   -----------                     -----------

  Gross margin                            3,058,686        929,558       3,988,244       251,541                       4,239,785
                                         ----------       -------       ---------    -----------                     -----------

  Engineering, research, and                                             1,427,597       225,680                       1,653,277
   development
  Selling, general, and admin.                                           2,050,244       436,467                       2,486,711
  Amort. of intangibles - marine                                                                       64,647             64,647
  Interest expense, net                                                      9,382           257           --              9,639
                                                                         ---------   -----------    ---------        -----------
  Total expenses                                                         3,487,223       662,404       64,647          4,214,274
                                                                         ---------   -----------    ---------        -----------

  Income   (loss)  before  income                                        $ 501,021   $ (410,863)    $  64,647        $    25,511
                                                                           =======   ===========    =========        ==========
  taxes

  Nine Months Ended                      Avionics       Avionics       Avionics         Marine      Corporate
  December 31, 2003                       Gov't         Comm'l.          Total          Systems       Items             Total
  -----------------                      ----------     ----------     -----------     ---------    ---------        -----------
  Sales                                  $5,634,389     $2,954,504     $ 8,588,893            --                     $ 8,588,898
  Cost of sales                           2,382,096      1,515,060       3,897,156            --                       3,897,156
                                         ----------     ----------     -----------     ---------                     -----------

  Gross margin                            3,252,293      1,439,444       4,691,737            --                       4,691,737
                                         ----------     ----------     -----------     ---------                     -----------

  Engineering, research,& dev.                                           1,619,917                                     1,619,917
  Selling, general, and admin.                                           2,165,055                                     2,165,055
  Interest expense, net                                                      2,691                                         2,691
                                                                       -----------                                   -----------
  Total expenses                                                         3,787,663                                     3,787,663
                                                                       -----------                                   -----------

  Income before income taxes                                             $ 904,074            --                     $   904,074
                                                                       ===========     =========                     ===========

Note 7 Acquisition

      On January 16, 2004, the Company acquired Innerspace Technology, Inc. ("ITI") for $547,000, including a note, and employment agreements with principals. The following table represents the unaudited consolidated results of operations as though the acquisition of ITI occurred on April 1, 2003, utilizing ITI's unaudited financial statements for the December 31, 2003 period.

                                       Three Months Ended     Nine Months  Ended
                                        December 31, 2003      December 31, 2003
                                       ------------------     ------------------
                                            (pro forma)            (pro forma)

      Net sales                              $3,126,234            $9,241,490
      Income before taxes                       151,867               752,223
      Net income                                 91,196               451,710
      Basic income per common share                0.04                  0.21
      Diluted income per common share              0.04                  0.20

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

All predictions and statements as to future matters contain a measure of uncertainty and accordingly, actual results could differ materially and adversely. Among the factors that could cause a difference are: changes in the general economy; changes in demand for the Company's products or in the cost and availability of its raw materials; the actions of its competitors; the success of our customers; technological change; changes in employee relations; government regulations; litigation, including its inherent uncertainty; difficulties in plant operations and materials; transportation, environmental matters; and other unforeseen circumstances. A number of these factors are discussed in the Company's previous filings with the Securities and Exchange Commission.

Critical Accounting Policies

In preparing our financial statements and accounting for the underlying transactions and balances, we apply our accounting policies as disclosed in Note 2 of our Notes to Financial Statements included in our Form 10-K. The Company's accounting policies that require a higher degree of judgment and complexity used in the preparation of financial statements include:

Revenue recognition - revenues are recognized at the time of shipment to, or acceptance by the customer, provided title and risk of loss is transferred to the customer. Provisions, when appropriate, are made where the right to return exists. Revenues under service contracts are recognized when the services are performed.

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

Overview

Sales and income decreased for the three and nine months ended December 31, 2004. As previously reported, sales and operating income declined because of delays in deliveries under existing contracts and in the awarding of new contracts, and as a result of the losses attributed to the marine systems division, as a result of the planned additional marketing and development costs for ITI. In addition, the Company, in agreement with the U.S. Navy, has temporarily stopped shipment of the AN/APM-480 in anticipation of these units being returned for up-grades and enhancements. However, the total number of units under contract has not changed and approximately 90 units remain to be shipped under this contract.

Commercial sales also declined during this period primarily as a result of a successful sales promotion in the prior year which was not continued in the current year, and the generally weak financial condition of the airline industry. Fortunately, these declines were partially offset by the shipment of the T-36M pursuant to a $1,600,000 contract (previously announced) from the Army National Guard. The Company expects to complete delivery of all units under this contract during the current fiscal year. Sales also increased T-47G, T-30CM and the TR-220/210 family of products for the first nine months of the current fiscal year.

The Company has been encouraged by the award of two new contracts, in addition to the one received in September from the Army National Guard. In December 2004, the Company received an order, through its distributor, to supply T-47NH's to the Royal Australian Air Force in the amount of $694,350. In February 2005, the Company received a contract in the amount of $1,815,000 to supply the T-36M and the T-47NH to the U.S. Army.

Investment in new product development continues for both avionics and marine systems in anticipation of expected customer needs and to remain as leaders in the respective industries. For the avionics division, the Company continues its work on the next generation of IFF (Identification, Friend or Foe) test sets in anticipation of U.S. and NATO requirements for more sophisticated IFF testing. The Company anticipates that most of the AN/APM-480's, previously sold by the Company, will be returned and modified to accommodate this more sophisticated IFF test capabilities. Although there is no assurance that the Company will receive any such modification contracts, the Company believes that it is well positioned to obtain them.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
        RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Overview (continued)

For marine systems, the Company has made improvements to its tide gauge, and is upgrading its sounders with a new Windows operating system which will allow for improvements to the hardware.

The Company has been active in responding to requests for quotation for new government programs, which could award new test equipment contracts, and is currently in the process of submitting proposals for large government programs. The Company continues actively to pursue opportunities in both the commercial and government avionics and marine systems markets, both domestically and internationally. The Company continues its efforts with Semaphore Capital Advisors LLC to pursue growth through acquisitions and alliances of compatible businesses or technologies.

Results of Operations

Sales

Sales of avionics products declined for the three and nine months ended December 31, 2004, as compared to the same periods in the prior year $402,491 (13.8%) and $1,408,712 (16.4%), respectively, mainly for the reasons discussed above under Overview. Government sales declined $682,246 (12.1%) for the nine months ended December 31, 2004 as compared to the same period in the prior fiscal year. Lower sales of the AN/APM-480 to the U.S. Navy was partially offset by increases in sales of the T-36M, T-47G, and AN/APM-480 to customers other than the U.S. Navy, and of the T-30CM. For the three months ended December 31, 2004, avionics government sales decreased $334,840 (16.7%), Lower sales of the AN/APM-480 to the U.S. Navy were partially offset by increases in sales of the T-36M, T-47NH , and the T-76. Commercial sales decreased $726,466 (24.6%) and $67,651 (7.4%), respectively, for the nine and three months ended December 31, 2004 as compared to the same periods last year, primarily as a result of a sales promotion in the prior year that was not continued in the current year.

Gross Margin

Gross margin decreased $451,952 (9.6%) for the nine months ended December 31, 2004, as compared to the same period last year, primarily as a result of the lower sales volume. Gross margin increased $53,240 (3.6%) for the three months because of a change in sales mix, but which was offset by the lower sales volume. The gross margin percentage for the nine months ended December 31, 2004 was 54.1% compared to 54.6% for the nine months ended December 31, 2003. The gross margin percentage for the three months ended December 31, 2004 was 55.7% as compared to 51.3% for the three months ended December 31, 2003.

Operating Expenses

Selling, general and administrative expenses increased $129,293 (18.1%) and $321,656 (14.9%) for the three and nine months ended December 31, 2004, respectively, as compared to the three and nine months ended December 31, 2003. This increase is primarily attributed to added selling expenses for the marine systems division, which expenses were not included in the nine months ended December 31, 2003, and to higher avionics commission expenses offset partially by lower recruitment and relocation expenses and decreased consulting and professional fees.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
        RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations (continued)

Operating Expenses (continued

Engineering, research and development expenses increased $58,912 (10.7%) and $33,360 (2.1%) for the three and nine months ended December 31, 2004, as compared to the same periods in the prior fiscal year. Engineering expenditures associated with the marine systems division, higher recruitment fees and an increases in salaries and materials were mostly offset by lower outside contract labor expenditures.

Income Taxes

Income taxes decreased $63,541 and $351,133, respectively, for the three and nine months ended December 31, 2004 as compared to the same periods last year as a result of the lower profit. The provision for income taxes represents the effective federal and state tax rate on the Company's income before taxes.

Liquidity and Capital Resources

At December 31, 2004, the Company had working capital of $4,092,368 as compared to $3,767,150 at March 31, 2004 and cash declined $1,045,419 during this same period due to matters discussed in the Overview. For the nine months ended December 31, 2004, the Company used $865,218 of cash for operating activities as compared to the cash provided by operations of $470,858 for the nine months ended December 31, 2003. This decline in cash from operations is primarily attributed to a substantial increase in accounts receivable and in inventories, as well as the decrease in net income caused by the previously noted delays.

In May 2004, the Company and its Chairman/President renegotiated the terms of the notes payable-related party, resulting in $200,000 of these notes being re-classified as long-term and improving the working capital by this amount. The Notes now become due in consecutive years beginning March 31, 2005.

The Company has a line of credit of $1,750,000 from Bank of America (previously Fleet Bank). The line of credit bears an interest rate of 0.5% above the lender's prevailing base rate, based upon the outstanding balance. The Company does not pay to maintain this open line. At December 31, 2004, the Company had no outstanding balance. The line of credit is collateralized by substantially all of the assets of the company. The credit facility requires the Company to maintain certain financial covenants. As of December 31, 2004, the Company was in compliance with all financial covenants. The line of credit expires at September 30, 2005.

Based upon the current backlog, which had increased to $4,800,000 at December 31, 2004, its existing credit line, and cash balance, the Company believes that it has sufficient working capital to fund its operating plans for at least the next twelve months. However, as the Company pursues additional opportunities, the need for additional capital may arise. The Company will evaluate its alternatives when these opportunities arise. The Company has also retained Semaphore Capital Advisors as its investment bankers, to help pursue acquisitions and alliances and, if needed, to help raise capital. The Company maintains its cash balance primarily in a money market account until needed. There was no significant impact on the Company's operations as a result of inflation for the nine months ended December 31, 2004. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended March 31, 2004.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company, at this time, is generally not exposed to financial market risks, including changes in interest rates, foreign currency exchange rates, and marketable equity security prices.

Item 4. Controls and Procedures

The Company adopted disclosure controls and procedures, as called for by the recently adopted legislation and rules of the Securities and Exchange
Commission. Under Rules promulgated by the SEC, disclosure controls and procedures are defined as "those controls or other procedures of the issuer that are designed to ensure that information required to be disclosed by the issuer in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the commission's rules and forms." Our Chief Executive Officer and Principal Accounting Officer evaluated the Company's Disclosure Controls and Procedures at January 31, 2005 and have concluded that they are effective based on their evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.

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

Part II Other Information

Item 4 Submission of Matters to a Vote of Security Holders

(a) The Annual Meeting of Shareholders was held on December 8, 2004 (the "Annual Meeting").
(b) Not applicable because (i) there was no solicitation in opposition to management's nominees as listed in the Company's proxy statement pursuant to Regulation 14; and (ii) all of such nominees who were directors, previously reported to the Commission, were re-elected.
(c) At the Annual Meeting, the Company's shareholders voted in favor of re-electing management's nominees for election as directors of the Company as follows:

                                               For                  Against
                                               ---                  -------

      Harold K. Fletcher                    1,604,622                19,106
      George J. Leon                        1,622,837                 891
      Robert J. Melnick                     1,604,622                19,106
      Jeff C. O'Hara                        1,604,622                19,106
      Robert A. Rice                        1,622,837                 891
      Robert H. Walker                      1,622,837                 891

The shareholders also voted 1,622,338 shares in favor of ratifying the audit committee's appointment of BDO Seidman LLP, as the Company's independent auditors for the fiscal year ending March 31, 2005. Shareholders voted 1,000 shares against this proposal and shareholders totaling 390 shares withheld their vote.

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

      b.    Reports on Form 8-K.

      Report on Form 8-K regarding press release announcing results for the quarter ended September 30, 2004 was submitted November 18, 2004

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               TEL-INSTRUMENT ELECTRONICS CORP.

Date: February 14, 2005                        By: /s/ Harold K. Fletcher
                                                   -----------------------------
                                                   Harold K. Fletcher
                                                   Chairman and President

Date: February 14, 2005                        By: /s/ Joseph P. Macaluso
                                                   -----------------------
                                                   Joseph P. Macaluso
                                                   Principal Accounting Officer