Form 10-K/A
period 2004-03-31
TEL INSTRUMENT ELECTRONICS CORP
filed 2005-05-11
CIK 96885

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K/A

--------------------------------------------------------------------------------
Explanatory Note: This amendment on Form 10-K/A amends the Registrant's Annual Report on Form 10-K, as filed by the Registrant with the Securities and Exchange Commission on July 15, 2004, and is being filed to amend the original filing as follows:

We have filed the following exhibits herewith: 31.1 Certification of Chief Executive officer; 31.2 Certification of Chief Financial Officer; 32.2 Certification of Chief Executive Officer and Principal Financial officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Except as otherwise stated herein, no other information contained in the Annual Report on Form 10-K is amended by this amendment on Form 10-K/A.
--------------------------------------------------------------------------------

              Annual Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

For the fiscal year ended March 31, 2004            Commission File No. 33-18978

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

Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the
best  of  the  Registrant's   knowledge,  in  definitive  proxy  or  information
statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Act). Yes ___ No X.

The aggregate market value of the voting Common Stock (par value $.10 per share) held by non-affiliates on June 10, 2004 was $4,126,121 using the price of the last trade on June 10, 2004.

Total Pages - 63; Exhibit Index - pages 60-63

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

                         TEL-INSTRUMENT ELECTRONICS CORP
                                  (Registrant)

Dated: April 29, 2005                                 By: /s/ Harold K. Fletcher
                                                          ----------------------
                                                          President and Director
                                                          (Principal Executive
                                                          Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated and by signature hereto.

Signature                                  Title                  Date
---------                                  -----                  ----

/s/ Harold K. Fletcher                    Director                April 29, 2005
-----------------------
     Harold K. Fletcher

/s/ Joseph P. Macaluso          Principal Accounting Officer      April 29, 2005
-----------------------
    Joseph P. Macaluso

/s/ George J. Leon                        Director                April 29, 2005
-----------------------
    George J. Leon

/s/ Robert J. Melnick                      Director               April 29, 2005
-----------------------
    Robert J. Melnick

/s/ Jeffrey C. O'Hara                      Director               April 29, 2005
-----------------------
    Jeffrey C. O'Hara

/s/ Robert A. Rice                         Director               April 29, 2005
-----------------------
    Robert A. Rice

/s/ Robert H. Walker                      Director                April 29, 2005
-----------------------
    Robert H. Walker