Form 10-K
period 2005-03-31
TEL INSTRUMENT ELECTRONICS CORP
filed 2005-07-13
CIK 96885

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

              Annual Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

For the fiscal year ended March 31, 2005            Commission File No. 33-18978

                         TEL-INSTRUMENT ELECTRONICS CORP
      -------------------------------------------------------------------
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

2,187,831 shares of Common Stock were outstanding as of July 8, 2005.

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

The aggregate market value of the voting Common Stock (par value $.10 per share) held by non-affiliates on September 30, 2004 was $3,363,760 using the closing price on September 30, 2004.

Total Pages - 61

Exhibit Index - pages 56-57

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

         Tel's instruments are used to test navigation and communications equipment installed in aircraft, both on the flight line ("ramp testers") and in the maintenance shop ("bench testers"), and range in list price from $8,500 to $85,000 per unit. Tel continues to develop new products in anticipation of customers' needs, in order to continue to strengthen its market position. Its development of multifunction testers, for example, has made it easier for customers to perform ramp tests with less operator training, and lower product support costs. In recent years the Company has become a major manufacturer and supplier of IFF (Identification Friend or Foe) flight line test equipment, discussed below. In fiscal year 2005, the Company substantially completed deliveries under its major multi-year contract with the U.S. Navy for AN/APM-480 test sets, and is currently working on the next generation of IFF test sets in anticipation of U.S. and NATO requirements for more sophisticated testing. In recent years, the Company significantly improved its financial condition and market position, and firmly established itself as one of the leading suppliers in the avionics test equipment industry.

         The Company was recently awarded significant new military contracts, which are discussed below, and which will favorably impact future operations and results.

         In January, 2004, the Company acquired privately held Innerspace Technology, Inc. ("ITI"). References to the Company or Tel include ITI unless the context requires otherwise (see Note 17 to the Notes to Consolidated Financial Statements - Segment Information).

         ITI is a leading designer and manufacturer of marine instrumentation systems, including depth sounders and tide gauges, and is a systems integrator to support hydrographers, oceanographers, researchers, engineers, geophysicists, and surveyors worldwide with components, complete turnkey systems, and equipment rentals. To assist in providing a full-function system for its customers, ITI sells Trimble Global Positioning System (GPS) products as part of its systems offerings.

         A depth sounder is an instrument that uses an acoustic transmitter and receiver to measure sonic travel time from the transmitter to the sea floor and back to the receiver, in order to map the contour of the sea floor. ITI offers these products with both single and dual frequency operation, and ITI's products range in price from approximately $5,000 to $20,000.

         The Company has made improvements to its tide gauge, and is upgrading its sounder with a Windows operating system which will allow for improvements to instrument function and be more user-friendly for the customer.

Item 1.  Description of Business

         In fiscal 2004, sales and income before tax declined due to: (a) substantial completion of a major government contract to deliver 1,300 AN/APM-480 IFF test units; (b) an agreement with the Navy to reduce deliveries in fiscal 2004 of the remaining units of the AN/APM-480 contract in anticipation of the Navy returning these units for enhancement; and (c) unexpected government delays in awarding new programs.

         Some of these issues carried over into fiscal 2005, and therefore government sales in 2005 were approximately the same as government sales in fiscal 2004. However, beginning in the third quarter of fiscal 2005, the Company was awarded five government contracts aggregating over $22 million, including a multi-year program (CRAFT - discussed below). These awards substantially increased the backlog at March 31, 2005, provide a good foundation for fiscal year 2006, and the multi-year CRAFT program gives the Company a good foundation for future years.

         In September 2004, the Company received a $1,600,000 contract from the Army National Guard for its T-36M, and shipments under this contract were completed in fiscal year 2005. In December 2004, the Company received a $694,350 order to supply T-47NH's to the Royal Australian Air Force, which was shipped in the first quarter of fiscal year 2006. In February 2005, the Company received a contract in the amount of $1,815,000 to supply the T-36M and the T-47NH to the U.S. Army. In April 2005, the Company received an additional order for $778,000 from the U.S. Army for these products. It is anticipated that shipment of the products for these orders will be completed in fiscal year 2006.

         In March 2005, the Company was awarded a $17,344,853 multi-year, firm-fixed-price, indefinite-delivery/indefinite-quantity contract for the systems engineering, design and integration, fabrication, testing, and production of a Communications/Navigation (COMM/NAV) Radio Frequency (RF) Avionics Flightline Tester (CRAFT) with sonobuoy simulator capabilities. This contract is expected to be completed in March 2010. The CRAFT combines advanced navigation, communication, and sonobuoy test capabilities in a portable test set, which will utilize a flexible and expandable digital-signal-processing-based architecture. The CRAFT is another significant milestone for the Company, because the development of this technology will help solidify the Company as one of the leaders in the industry, and will meet the U.S. Navy's test requirements for years to come. The Company will fund the development of this product with shipments to begin in 2-3 years.

         Commercial sales declined by approximately $800,000 in fiscal 2005, due to the generally weak financial condition of the airline industry and due to a unique marketing opportunity in fiscal 2004 with regards to a sales promotion which was not available in 2005.

         The Marine Division's losses increased in fiscal 2005 due to the facts that only 2 1/2 months results of ITI's operations had been included in the consolidated financial statements for fiscal year 2004, as distinguished from a full 12 months of operations in its fiscal 2005 financial statements, and, during 2005, the Company expended substantial amounts, which had been contemplated as part of the acquisition, to improve some of ITI's products and to increase

Item 1.  Description of Business
         marketing efforts. These expenditures and the delay in sales as a result of the work in improving the products, resulted in an approximate loss for ITI of over $500,000, including allocations for administrative and other support services. Prospects for fiscal 2006 have been encouraging for ITI, but the Company is closely monitoring ITI's operations.

         As a result of the foregoing, consolidated sales and income before taxes declined in fiscal 2005, although backlog almost doubled and working capital increased. (See Liquidity and Capital Resources.)

         Marketing and Distribution

         Domestic commercial sales are made directly or through distributors. No direct commercial customer accounted for more than 10% of commercial sales in fiscal years 2005, 2004, and 2003. Domestic distributors receive a 15%-20% discount for stocking, selling, and, in some cases, supporting these products. Tel gives a 5% to 15% discount to non-stocking distributors, and to independent sales representatives, depending on their sales volume and promotional effort. Avionics International and Aero Express, independent domestic distributors, accounted for 10%, 8%, and 13% and 15%, 26%, and 26% of commercial sales, respectively, for the three years ended March 31, 2005, 2004, and 2003. The loss of these distributors would not have a material adverse effect on the Company or its operations.

         Marketing to the U.S. Government is made directly by employees of the Company or through independent sales representatives, who receive similar commissions. For the years ended March 31, 2005, 2004, and 2003, sales to the U.S. Government represented approximately 37%, 44%, and 59%, respectively, of net sales.

         International sales are made direct, through American export agents, or through the Company's overseas distributors at a discount reflecting a 20% selling commission, under written or oral, year-to-year arrangements. The Company has an exclusive distribution agreement with Muirhead Avionics and Accessories, Ltd, based in the United Kingdom, to represent the Company in parts of Europe, and with Milspec Services in Australia and New Zealand. Muirhead accounted for approximately 20% of commercial sales in the years ended March 31, 2005 and 2004. Tel also sells its products through exclusive distributors in Spain, Portugal, and the Far East and is exploring distribution in other areas. For the years ended March 31, 2005, 2004, and 2003, total international sales were 18%, 18%, and 17%, respectively, of total avionics sales.
         Additionally, the Company entered into an agreement with M.P.G. Instruments s.r.l., wherein this distributor has the exclusive sales rights for DME/P ramp and bench test units. The Company continues to explore additional marketing opportunities in other parts of the world, including the Far East. The Company has no material assets overseas.

         Tel also provides customers with calibration and repair services.

         Future domestic market growth will be affected in part by whether the U.S. Federal Aviation Administration (FAA) implements plans to upgrade the U.S. air traffic control system and by continuing recent industry trends towards more sophisticated avionics systems, both of which would require the design and manufacture of new test equipment. The Company believes its test equipment is recognized by its customers for its quality, durability, reliability, and affordability.

Item 1.  Description of Business

         Most ITI sales of marine instrumentation products are made directly to customers. ITI in fiscal 2005 embarked on an extensive marketing campaign, including advertising in related trade journals and attendance at trade shows, to increase its product exposure in the industry. No one customer accounted for 10% or more of ITI's sales for fiscal 2005. ITI's products are recognized in the market for quality, reliability, and affordability.

         Backlog

         Set forth below is Tel's avionics backlog at March 31, 2005, 2004, and 2003.

                                     Commercial     Government         Total
                                     ----------     ----------         -----
                  March 31, 2005     $  567,095    $  5,603,658    $  6,170,753
                  March 31, 2004     $  496,156    $  2,922,491    $  3,418,647
                  March 31, 2003     $  869,930    $  6,072,504    $  6,942,434

         ITI's backlog at March 31, 2005 was $65,315.

         Tel believes that most of its backlog at March 31, 2005 will be delivered during the next two fiscal years. Reduction in backlog from fiscal year 2003 to 2004 is a result of having delivered approximately 89% of the 1,300 units ordered by the U.S. Navy for the AN/APM-480 IFF test sets and delays in other government procurement programs. The substantial increase in the backlog at March 31, 2005 is related to the new contracts discussed above and the first delivery order for the CRAFT contract for documentation in the amount of $1,134,637. Historically, commercial and government orders received by the Company, other than for larger programs, like the AN/APM-480 or CRAFT, are received and shipped within the year and, as such, are not reflected in year-end backlog.

         All of the backlog is pursuant to purchase orders and all of the government contracts are fully funded. However, government contracts are always susceptible to termination for convenience by the government.

         Suppliers

         Tel and ITI obtain its purchased parts from a number of suppliers. These materials are standard in the industry, and foresees no difficulty in obtaining purchased parts, as needed, at acceptable prices.

         Competition

         The Company manufactures and sells commercial and military products as a single avionics business, and its designs and products cross markets.

         The general aviation market consists of some 1,000 avionics repair and maintenance service shops, at private and commercial airports in the United States, which purchase test equipment to assist in the repair of aircraft electronics. The commercial aviation operator market consists of approximately 80 domestic and foreign commercial airlines.

Item 1.  Description of Business

         The civilian market for avionic test equipment is dominated by three manufacturers, including Tel, IFR, a division of Aeroflex, Inc., and JC Air, a newly acquired division of Aeroflex. This market is relatively small and highly competitive. Tel has been successful because of its high quality, user friendly products and competitive prices.

         The military market is large and is dominated by large corporations with substantially greater resources than the Company. Tel competitively bids for government contracts on the basis of the uniqueness of its products and "small business set asides" (i.e., statutory provisions requiring the military to entertain bids only from statutorily defined small businesses), and on bids for sub-contracts from major government suppliers. There are a limited number of competitors who are qualified to bid for "small business set asides." The military market consists of many independent purchasing agencies and offices.

         In recent years the Company has become an important supplier for the U.S. Military, as well as the NATO countries, for flight line IFF test equipment. The Company is currently working on the next generation of IFF test sets. The CRAFT program, discussed above, involves a new generation of technology and is expected to allow the Company to continue to be a major supplier of avionics test equipment to the military for years to come.

         The market for marine instrumentation systems is small and is dominated by five major manufacturers, including Innerspace Technology, Inc. (wholly owned by Tel), Odom Hydrographic Systems, Inc., Knudsen Engineering Limited, Simrad AS (a division of Kongsberg), and Reson AS. There are approximately another five companies that compete on a smaller scale. The Company is able to compete based upon its reputation in the industry, the quality of its products, which the Company has just improved (see discussion above), and its responsive service.

         Patents

         Tel has no patents or licenses which are material to its business.

         Engineering, Research, and Development

         In the fiscal years ended March 31, 2005, 2004, and 2003, Tel spent $2,186,828, $2,152,515, and $1,601,493, respectively, on the engineering, research, and development of new and improved products. None of these amounts was sponsored by customers. Tel's management believes that continued significant expenditures for engineering, research, and development are necessary to enable Tel to expand its products sales and profits.

         Engineering, research, and development expenditures in fiscal 2005 were directed primarily to the continued development of the next generation of IFF test sets, the development of a multi-function commercial bench tester (TB-2100), the development of a foundation technology for future products, and the incorporation of other product enhancements in existing designs. The

Item 1.  Description of Business

         Company  owns  all  of  these  designs.   The  Company  has  begun  the
         development of CRAFT, with shipments of products to begin in 2-3 years.

         Personnel

         At June 10, 2005, Tel had 25 full-time employees in manufacturing, materials management, and quality assurance, 15 in administration and sales, and 14 in engineering, research and development, none of whom belongs to a union. While the job market is tight for technical personnel, Tel has generally been able to add personnel as required. At June 10, 2005, the Company utilized 7 part-time individuals in manufacturing and several part-time consultants, on an as-needed basis, in other areas.

 Item 2. Properties

         The Company leases 19,564 square feet in Carlstadt, New Jersey as its manufacturing plant and administrative offices, pursuant to a ten-year lease expiring in February, 2011 (see Note 13 to the Notes to the Consolidated Financial Statements). The Avionics and Marine Divisions are both located in this facility, which is adequate for the Company's needs, currently and for the near future. Tel is unaware of any environmental problems in connection with its location and, because of the nature of its manufacturing activities, does not anticipate such problems.

Item 3.  Pending Legal Proceedings

         There are no material pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5.  Market for Registrant's Common Stock and Related Stockholder Matters

         The Common Stock, $.10 par value, of the Registrant ("Common Stock") is traded on the American Stock Exchange and its symbol is TIK. The Company was listed on the American Stock Exchange and started trading on February 10, 2004 at an opening price of $3.00 per share. Prior to that date, the Tel shares had traded sporadically in the Over-The-Counter ("OTC") market. During the year ended March 31, 2005, the Company's Common Stock had the high and low closing share prices of $6.29 and $2.74 on the American Stock Exchange. On June 10, 2005, the closing share price on the Amex was $4.05.

         The following table sets forth the high and low per share sale prices for our common stock for the periods indicated:

                              Fiscal Year              High              Low
                  ----------------------------      -----------      ----------
                                 2005

                  First Quarter                        5.00              3.60
                  Second Quarter                       3.64              2.74
                  Third Quarter                        3.64              2.74
                  Fourth Quarter                       6.29              3.15
                                 2004

                  First Quarter*                       2.70              1.70
                  Second Quarter*                      2.48              1.80
                  Third Quarter*                       3.10              2.15
                  Fourth Quarter                       3.62              2.95

                  *OTC quotes represent inter-dealer quotes without retail mark-ups or mark-downs or commissions, and may not necessarily represent actual transactions

         During fiscal year 2005, the Company issued 43,680 shares of common stock upon exercise of stock option granted pursuant to its 1998 and 2003 Stock Option Plans for an aggregate $68,393 which was added to working capital. All of the shares were issued pursuant to the exemption from registration under the Securities Act, pursuant to
         Section 4(2) of that Act. See Note 15 to the Notes to the Consolidated Financial Statements and Item 11, Executive Compensation for information on the Company's Employee Stock Option Plans of 1998 and 2003.

              Approximate number of equity holders

                                                              Number of Holders
                                                               of Record as of
                Title of Class                                 March 31, 2005
                --------------                                 --------------
                Common Stock, par value
                  $.10 per share                                     288

         Dividends

         Registrant has not paid dividends on its Common Stock and does not expect to pay such dividends in the foreseeable future.

Item 6.  Selected Financial Data

                        TEL-INSTRUMENT ELECTRONICS CORP.
                        SUMMARY OF FINANCIAL INFORMATION


                                                                    Years Ended March 31,
                                         ---------------------------------------------------------------------
                                             2005           2004          2003           2002          2001
                                             ----           ----          ----           ----          ----
Statement of Income Data:

Sales                                    $10,511,284    $10,704,029    $11,861,387    $9,731,081    $7,508,901

Cost of sales                              5,030,088      4,977,537      5,738,729     4,684,147     3,704,572
                                         -----------    -----------    -----------    ----------    ----------

Gross Margin                               5,481,196      5,726,492      6,122,658     5,046,934     3,804,329

Operating costs and expenses:
Selling, general and administrative        3,183,577      2,958,179      2,803,498     1,858,843     1,622,881
Amortization of intangibles                   86,196         17,958             --            --            --
Engineering, research & development        2,186,828      2,152,515      1,601,493     1,521,219     1,047,305
                                         -----------    -----------    -----------    ----------    ----------
                                           5,456,601      5,128,652      4,404,941     3,380,062     2,670,186
                                         -----------    -----------    -----------    ----------    ----------

Income from operations                        24,595        597,840      1,717,667     1,666,872     1,134,143

Other expenses, net                          (10,878)        (4,047)       (10,881)      (81,183)      (95,026)
                                         -----------    -----------    -----------    ----------    ----------

Income before income taxes                    13,717        593,793      1,706,786     1,585,689     1,039,117

Income tax expense (benefit)                  42,625        230,883        702,796       557,999      (295,888)
                                         -----------    -----------    -----------    ----------    ----------
Net (loss) income                            (28,908)   $   362,910    $ 1,003,990    $1,027,690    $1,335,005
                                         ===========    ===========    ===========    ==========    ==========

Basic (loss) income per common share    ($      0.01)   $      0.17    $      0.47    $     0.48    $     0.63
                                         ===========    ===========    ===========    ==========    ==========

Diluted (loss) income per common share  ($      0.01)   $      0.16    $      0.47    $     0.48    $     0.63
                                         ===========    ===========    ===========    ==========    ==========



                                           Years Ended March 31,
                        --------------------------------------------------------------
                           2005         2004         2003         2002          2001
                           ----         ----         ----         ----          ----
Balance Sheet Data:

 Working capital        $4,047,119   $3,767,150   $4,154,887   $3,154,081   $1,766,360

 Total assets            7,670,730    7,392,501    7,311,177    6,233,572    5,934,646

 Long-term debt            150,000           --       71,069      152,183      218,345

 Stockholders' equity    5,327,177    5,287,693    4,907,874    3,900,794    2,862,348


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Forward Looking Statements

         A number of the statements made by the Company in this report may be regarded as "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1965.

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

         General

         Management's  discussion  and  analysis  of results of  operations  and financial condition is intended to assist the reader in the understanding and assessment of significant changes and trends related to the results of operations and financial position of the Company together with its subsidiary. This discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying financial notes, and with the Statement of Critical Accounting Policies noted below. The Company's fiscal year begins on April 1 and ends on March 31. Unless otherwise noted, all references in this document to a particular year shall mean the Company's fiscal year ending on March 31.

         The Company's avionics business is conducted in the Government, Commercial and General aviation markets (see Note 17 of Notes to Financial Statements for segment financial information). In January 2004, the Company completed its acquisition of ITI, a company selling products to the marine industry, and ITI's financial statements have been consolidated with the Company's financial statements since then.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Overview

         In each of the four fiscal years ending March 31, 2003, sales and profit before taxes increased.

         In fiscal 2004, sales and income before tax declined from fiscal 2003 due to: (a) substantial completion of a major government contract to deliver 1,300 AN/APM-480 identification friend or foe ("IFF") test units; (b) an agreement with the Navy to reduce deliveries in FY 2004 of the remaining units of the AN/APM-480 contract in anticipation of the Navy returning these units for enhancement; and (c) unexpected government delays in awarding new programs.

         Some of these issues carried over into fiscal 2005, and therefore government sales in 2005 were approximately the same as government sales in fiscal 2004. However, beginning in the third quarter of fiscal 2005, the Company was awarded five government contracts aggregating over $22 million, including a multi-year program (CRAFT - discussed below). These awards substantially increased the backlog at March 31, 2005, provide a good foundation for fiscal year 2006, and the multi-year CRAFT program provides a good foundation for future years.

         In September 2004, the Company received a $1,600,000 contract from the Army National Guard for its T-36M, and shipments under this contract were completed in fiscal year 2005. In December 2004, the Company received a $694,350 order, through its distributor, to supply T-47NH's to the Royal Australian Air Force, which were shipped in the first quarter of fiscal year 2006. In February 2005, the Company received a contract in the amount of $1,815,000 to supply the T-36M and the T-47NH to the U.S. Army. In April 2005, the Company received an additional order for $778,000 from the U.S. Army for these products. It is anticipated that shipment of the products for these orders will be completed in fiscal year 2006.

         In March 2005, the Company was awarded a $17,344,853 multi-year, firm-fixed-price, indefinite-delivery/indefinite-quantity contract for the systems engineering, design and integration, fabrication, testing and production of a Communications/Navigation (COMM/NAV) Radio Frequency (RF) Avionics Flightline Tester (CRAFT) with sonobuoy simulator capabilities. Deliveries under this contract will commence in 2-3 years, and are expected to be completed in March 2010. The CRAFT combines advanced navigation, communication and sonobuoy test capabilities in a portable test set, which will utilize a flexible and expandable digital-signal-processing-based architecture, and CRAFT is another significant milestone for the Company, because the development of this technology will help solidify the Company as one of the leaders in the industry, and will meet the Navy's test requirements for years to come. The Company will fund the development of this product from working capital, and with shipments to begin in 2-3 years.

         Commercial sales declined by approximately $800,000 in fiscal 2005, due to the generally weak financial condition of the airline industry and due to a unique marketing opportunity in fiscal 2004 with regards to a sales promotion which was not available in 2005.

         The Marine Division's losses increased in fiscal 2005 due to the facts that only 2 1/2 months results of ITI's operations had been included in the consolidated financial statements for fiscal year 2004, as distinguished from a full 12 months of operations in its fiscal 2005 financial

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Overview (continued)

         statements, and, during fiscal 2005, the Company expended substantial amounts, which had been contemplated as part of the acquisition, to improve some of ITI's products and to increase marketing efforts. These expenditures, and the delay in sales as a result of the work in improving the products, resulted in an approximate loss for ITI of over $500,000, including allocations for administrative and other support services. Prospects for fiscal 2006 have been encouraging for ITI, but the Company is closely monitoring ITI's operations.

         As a result of the foregoing, consolidated sales and income before taxes declined in fiscal 2005. However, based on the new contract awards, improved products and market conditions, the Company is encouraged about fiscal 2006 sales.

         Stockholders equity (principally due to issuance of stock upon exercise of stock options) and working capital increased in fiscal 2005 by approximately $39,000 and $280,000 respectively, and backlog increased by over $2.8 million. Cash decreased by approximately $682,000 and accounts receivable and inventories increased by $1,100,000. The Company believes it has adequate working capital and other capital resources to fund its operations for at least the next 12 months (see Liquidity and Capital Resources).

         Investment in new product development continues for both avionics and marine systems in anticipation of expected customer needs and to remain as leaders in the respective industries. For the avionics division, the Company continues its work on the next generation of IFF test sets in anticipation of U.S. and NATO requirements for more sophisticated IFF testing. Although there is no assurance that the Company will receive any such modification contracts for the next generation of IFF test sets, the Company believes that it is well positioned to obtain them. In addition, the Company continues the development of a foundation technology for future products, and the incorporation of other product enhancements in existing designs. The Company has begun development of CRAFT (see above).

         Results of Operations 2005 Compared to 2004

         Sales

         Total sales decreased $192,745 (1.8%) for the year ended March 31, 2005 as compared to the year ended March 31, 2004. Sales of all avionics products declined $851,302 (8.1%) in 2005 as compared to the prior year. This was partially offset by an increase in sales from the marine systems division of $658,557, as a result of a having a full year of sales for 2005 as compared to only 2 1/2 months sales in 2004.

         Avionics commercial sales decreased $847,670 (21.8%) for 2005 primarily as a result of a unique marketing opportunity in 2004 with regards to a sales promotion which did not continue into 2005. Government avionics sales increased slightly.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

         Results of Operations 2005 Compared to 2004 (continued)

         Gross Margin

         Gross margin decreased $245,296 (4.3%) for 2005. Gross margin on avionics products declined $511,913 (9%), primarily as a result of the lower commercial sales volume. Gross margin on avionics products for the year ended March 31, 2005 was 53.2% of sales, as compared to 53.8% for the year ended March 31, 2004. Gross margin on marine system product increased $266,617, as a result of having a full year of sales for 2005. Gross margin on marine system products was 39.1% for the year ended March 31, 2005, as compared to 32.9% for the prior year, due to manufacturing efficiencies on higher volume and increased prices.

         Operating Expenses

         Selling, general and administrative expenses ("SG&A) increased $225,398 (7.6%), and is mostly attributable to a full year's expenses, for the marine systems division, and the planned additional marketing costs for this division. This increase was partially offset by lower SG&A for the avionics division, due to lower recruitment/relocation costs, consulting expenses, and professional fees which were partially offset by an increase in commission expense.

         Engineering, research and development expenses increased $34,313 (1.6%) due to a full year's expenses for marine systems division and the planned development costs for this division; increases in salaries and materials for the avionics division due to increased employment were partially offset by lower outside contractor expenditures.

         Income Taxes

         Income taxes decreased from $230,883 in 2004 to $42,625 in 2005 as a result of the lower profit. The state taxes in 2005 are New Jersey state taxes on the avionics business. Under New Jersey law, ITI's losses cannot be applied to reduce the state taxes on the avionics business.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

         Results of Operations 2004 Compared to 2003

         Sales

         For the year ended March 31, 2004, net sales decreased $1,157,358 (9.7%) as compared to the prior year constituting the first decrease in sales in 5 years. Government sales decreased $2,709,989 (29%) for the current year as compared to 2003, primarily because of the reduced shipments of the AN/APM 480 to the U.S. Navy and delays in other government procurement programs discussed above. Sales of the AN/APM
         480 to the U.S. Navy accounted for 30% of total sales in 2004 as compared to 49% in 2003. Commercial sales increased $1,663,654 (70%) for the year ended March 31, 2004, as compared to the year ended March 31, 2003. The introduction of the TR-220 Multi-Function test set accounted for most of this increase. The commercial market continues to remain uncertain, primarily as a result of the continuing weak financial position of most commercial airlines.

         Fiscal 2004 results included 2 1/2 months of results for ITI, acquired on January 16, 2004, and these results were not material to the Company's consolidated results of operations.

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

         Operating Expenses

         Selling, general and administrative expenses increased $172,639 (6.2%) for fiscal '04, as compared to the prior fiscal year, as a result of sales and marketing expenses associated with newly acquired ITI, increases in new personnel which were offset partially by lower selling commissions, recruitment and relocation expenses, and professional fees.

         Engineering, research, and development expenses increased $551,022 (34.4%) for the year ended March 31, 2004 as compared to the prior fiscal year, as a result of increased staff and continued development of the next generation of IFF test sets, the development of a multi-function commercial bench tester (TB-2100), the development of a foundation technology for future products, and the incorporation of other product enhancements.

         Liquidity and Capital Resources

         At March 31, 2005, the Company had positive working capital of $4,047,119 as compared to $3,767,150 at March 31, 2004. In May 2004, the Company and its Chairman/President renegotiated the terms of the note payable -related party, resulting in $150,000 of these notes being re-classified as long-term and improving the working capital by this amount. For the year ended March 31, 2005, the Company used $371,462 of cash for operating activities as

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Liquidity & Capital Resources (continued)

         compared to the cash provided by operations of $811,772 in the prior year. This decline in cash from operations is primarily attributed to the increases in inventories and accounts receivable, as well as the decline in net income for the year.

         For the year ended March 31, 2005, the Company used $278,354 in investing activities as compared to using $801,613 in fiscal year 2004. The Company used cash in fiscal year 2004 for its acquisition of ITI, which contributed to the increase in cash used in investing activities in 2004.

         Cash used in financing activities was $33,053 in fiscal year 2005 as compared to $180,455 in fiscal 2004. The higher amount of cash used in financing activities in 2004 is attributed to the repayment of a loan on an insurance policy. In fiscal 2004 repayment of debt was partially offset by the proceeds from the exercise of stock options.

         The Company has a line of credit in the amount of $1,750,000 from Bank of America, and bears an interest rate of 0.5% above the lender's prevailing base rate, which is payable monthly on any outstanding balance. The Company does not pay to maintain this open line. At March 31, 2005, the Company had no outstanding balance. The line of credit is collateralized by substantially all of the assets of the Company. As of March 31, 2005, the Company was in compliance with all financial covenants required by the loan agreement. The line of credit expires at September 30, 2005, and the Company anticipates, although no assurance can be given, that it will be renewed as it has been the last three years.

         Based upon the backlog, which was approximately $6,200,000 at March 31, 2005, its existing credit line, and cash balance, the Company believes it has sufficient working capital to fund its operating plans at least for the next twelve months. Currently, the Company has no material capital expenditure requirements. However, as the Company pursues additional opportunities, the need for additional capital may arise. The Company will evaluate its alternatives when they arise. The Company has retained Semaphore Capital Advisors L.P. as its investment banker to help pursue acquisitions and alliances and, if needed, to help raise capital. The Company maintains its cash balances primarily in a money market account for use in operations or in the event that it needs these funds for an acquisition.

         There was no significant impact on the Company's operations, as a result of inflation for the year ended March 31, 2005.

         Critical Accounting Policies

         In preparing our financial statements and accounting for the underlying transactions and balances, we apply our accounting policies as disclosed in Note 2 of our Notes to Consolidated Financial Statements. The Company's accounting policies that require a higher degree of judgment and complexity used in the preparation of financial statements include:

         Revenue recognition - revenues are recognized at the time of shipment to, or acceptance by customer provided title and risk of loss is transferred to the customer. Provisions, when appropriate, are made where the right to return exists. Revenues under service contracts are recognized over the period when the services are performed.

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

         Warranty/enhancement reserves - warranty/enhancement reserves are based upon historical rates and specific items that are identifiable and can be estimated at time of sale. While warranty/enhancement costs have historically been within our expectations and the provisions established, future warranty/enhancement costs could be in excess of our warranty/enhancement reserves. A significant increase in these costs could adversely affect operating results for the period and the periods these additional costs materialize. Warranty/enhancement reserves are adjusted from time to time when actual warranty/enhancement claim experience differs from estimates.

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Contractual Obligations and Commitments

         At  March  31,  2005,  the  Company's   contractual   obligations   and
         commitments to make future payments are as follows:


                                                                       Payment Due by Period
                                              --------------------------------------------------------------------
                                                                                                       More than 5
                                                  Total    Less than 1 year  1-3 Years     3-5 Years      years
                                                  -----    ----------------  ---------     ---------      -----
            Note Payable - Other               $   58,000    $   58,000      $     --      $     --      $    --
            Long-Term Debt Obligations            207,500        57,500       150,000            --           --
            Capital Lease Obligations               2,323         2,323            --            --           --
            Operating Leases                      871,794       140,808       436,645       294,341           --
            Purchase Commitments (1)              776,150       776,150            --            --           --
            Interest on long-term                  22,763         9,263        13,500            --           --
            obligations

            Total Contractual Obligations      $1,938,530    $1,044,044      $600,145      $294,341      $    --


            (1) Purchase commitments consist primarily of obligations to purchase certain raw materials to be utilized in the ordinary course of business. See Notes 8, 12, and 13 to the Financial Statements.

         Borrowings

         See Note 7 to Notes to Consolidated Financial Statements.

Item 7A. Qualitative and Quantitative Disclosures About Market Risk

         The Company, at this time, is generally not exposed to financial market risks, including changes in interest rates, foreign currency exchange rates, and marketable equity security prices.

Item 8. Financial Statements and Supplementary Data


                                                                           Pages
                                                                           -----
         (1) Financial Statements:

               Report of Independent Registered Public Accounting Firm      19

               Consolidated Balance Sheets- March 31, 2005 and 2004         20

               Consolidated Statements of Operations - Years Ended
                  March 31, 2005, 2004 and 2003                             21

               Consolidated Statements of Changes in Stockholders'
                  Equity - Years Ended March 31, 2005, 2004 and 2003        22

               Consolidated Statements of Cash Flows - Years Ended
                  March 31, 2005, 2004 and 2003                             23

               Notes to Consolidated Financial Statements                  24-45

         (2)   Financial Statement Schedule:
               II - Valuation and Qualifying Accounts                       46


         Financial statement schedules not included in this annual report on Form 10-K have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

         The Board of Directors and Stockholders of
         Tel-Instrument Electronics Corp
         Carlstadt, New Jersey

         We have audited the accompanying consolidated balance sheets of Tel-Instrument Electronics Corp and subsidiary as of March 31, 2005 and 2004 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended March 31, 2005. We have also audited the schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

         We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tel-Instrument Electronics Corp and subsidiary as of March 31, 2005 and March 31, 2004, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

         Also, in our opinion, the financial statement schedule presents fairly, in all material respects, the information set forth therein.

         /s/ BDO Seidman, LLP
             Woodbridge, New Jersey

         June 3, 2005

TEL-INSTRUMENT ELECTRONICS CORP
Consolidated Balance Sheets


                                                                           March 31, 2005  March 31, 2004
                                                                           --------------  --------------
ASSETS
Current assets:
        Cash and cash equivalents                                            $  826,959     $1,509,828
        Accounts receivable, net of allowance for doubtful
           accounts of $46,206 and $41,598 at March 31, 2005 and 2004,
           respectively                                                       1,610,519      1,266,905
        Inventories, net                                                      2,926,011      2,202,143
        Taxes receivable                                                        125,674        161,695
        Prepaid expenses and other current assets                               124,946        102,039
        Deferred income tax benefit                                             583,560        581,348
                                                                             ----------     ----------
             Total current assets                                             6,197,669      5,823,958

Equipment and leasehold improvements, net                                       844,075        867,886
Intangible assets, net                                                          326,851        413,047
Other assets                                                                    302,135        287,610
                                                                             ----------     ----------
Total assets                                                                 $7,670,730     $7,392,501
                                                                             ==========     ==========
LIABILITIES AND STOCKHOLDERS'  EQUITY

Current liabilities:
      Convertible note payable - related party - current portion             $   50,000     $  250,000
      Convertible subordinated note payable - related party                       7,500          7,500
      Notes payable - other                                                      58,000         87,000
      Capitalized lease obligations                                               2,323         24,768
      Accounts payable                                                          481,146        346,169
      Deferred revenues                                                         169,866         44,663
      Accrued payroll, vacation pay and payroll withholdings                    353,704        333,180
      Accrued expenses - related parties                                         60,024        130,279
      Other accrued expenses                                                    967,990        833,249
                                                                             ----------     ----------
         Total current liabilities                                            2,150,553      2,056,808

Deferred taxes                                                                   43,000         48,000
Convertible note payable - related party                                        150,000             --
                                                                             ----------     ----------
         Total liabilities                                                    2,343,553      2,104,808
                                                                             ----------     ----------
Commitments                                                                                         --
Stockholders' equity
Common stock, par value $.10 per share, 2,187,831 and 2,144,151
      issued and outstanding as of March 31, 2005 and 2004, respectively        218,786        214,418
Additional paid-in capital                                                    4,024,910      3,960,886
Retained earnings                                                             1,083,481      1,112,389
                                                                             ----------     ----------
         Total stockholders' equity                                           5,327,177      5,287,693
                                                                             ----------     ----------
Total liabilities and stockholders' equity                                   $7,670,730     $7,392,501
                                                                             ==========     ==========


The accompanying notes are an integral part of the financial statements

TEL-INSTRUMENT ELECTRONICS CORP
Consolidated Statements of Operations

                                                               For the years ended March 31,
                                                       ---------------------------------------------
                                                           2005             2004             2003
                                                           ----             ----             ----
Net sales                                              $10,511,284      $10,704,029      $11,861,387

Cost of sales                                            5,030,088        4,977,537        5,738,729
                                                       -----------      -----------      -----------
              Gross margin                               5,481,196        5,726,492        6,122,658

Operating expenses:
  Selling, general and administrative                    3,183,577        2,958,179        2,803,498
  Amortization of intangibles                               86,196           17,958               --
  Engineering, research and development                  2,186,828        2,152,515        1,601,493
                                                       -----------      -----------      -----------
         Total operating expenses                        5,456,601        5,128,652        4,404,991
                                                       -----------      -----------      -----------
         Income from operations                             24,595          597,840        1,717,667

Other income/(expense):
         Interest income                                    11,851           23,572           48,509
         Interest expense                                  (10,954)          (4,388)         (17,832)
         Interest  expense -  related parties              (11,775)         (23,231)         (41,558)
                                                       -----------      -----------      -----------
Income before income taxes                                  13,717          593,793        1,706,786

Income tax expense                                          42,625          230,883          702,796
                                                       -----------      -----------      -----------
   Net income (loss)                                   $   (28,908)     $   362,910      $ 1,003,990
                                                       ===========      ===========      ===========

Income (loss) per common share:
         Basic                                         $     (0.01)     $      0.17      $      0.47
                                                       ===========      ===========      ===========
         Diluted                                       $     (0.01)     $      0.16      $      0.47
                                                       ===========      ===========      ===========

Weighted average number of shares outstanding
         Basic                                           2,157,729        2,142,416        2,135,597
                                                       ===========      ===========      ===========
         Diluted                                         2,157,729        2,257,575        2,139,681
                                                       ===========      ===========      ===========

The accompanying notes are an integral part of the financial statements.

TEL-INSTRUMENT ELECTRONICS CORP
Consolidated Statements Of Changes - In Stockholders' Equity


                                                          Common Stock

                                                        Number of Shares               Additional
                                           ---------------------------------------       Paid-In        Retained
                                           Authorized       Issued          Amount       Capital        Earnings          Total
                                           ----------       ------          ------       -------        --------          -----
 Balances  at April 1, 2002                 4,000,000      2,133,351      $213,338      $3,941,967     $ (254,511)     $3,900,794

 Net income                                        --             --            --              --      1,003,990       1,003,990
 Issuance of common stock in connection
  with the exercise of stock options               --          2,450           245           2,845             --           3,090
                                            ---------      ---------      --------      ----------     ----------      ----------

Balances  at March 31, 2003                 4,000,000      2,135,801       213,583       3,944,812        749,479       4,907,874

Net Income                                         --             --            --              --        362,910         362,910
Issuance of common stock in connection
   with the exercise of stock options              --          8,350           835          16,074             --          16,909
                                            ---------      ---------      --------      ----------     ----------      ----------

Balances  at March 31, 2004                 4,000,000      2,144,151       214,418       3,960,886      1,112,389       5,287,693

Net loss                                           --             --            --              --        (28,908)        (28,908)
Issuance of common stock in connection
  with the exercise of stock options               --         43,680         4,368          64,024             --          68,392
                                            ---------      ---------      --------      ----------     ----------      ----------

Balances at March 31, 2005                  4,000,000      2,187,831      $218,786      $4,024,910     $1,083,481      $5,327,177
                                            =========      =========      ========      ==========     ==========      ==========


The accompanying notes are an integral part of the financial statements.

TEL-INSTRUMENT ELECTRONICS CORP
Consolidated Statements of Cash Flows

                                                                               For the years ended March 31,
                                                                      -------------------------------------------
                                                                           2005           2004            2003
                                                                           ----           ----            ----
Cash flows from operating activities:
    Net income (loss)                                                 $  (28,908)     $  362,910      $ 1,003,990
    Adjustments to reconcile net income (loss) to net cash
       (used in) provided by operating activities:
          Deferred income taxes                                          (34,748)        (56,000)         133,551
          Depreciation                                                   285,500         269,658          247,677
          Amortization of intangibles                                     86,196          17,958
          Provision for inventory obsolescence                            29,742          28,085           27,500
          Changes in assets and liabilities:
           (Increase) decrease in accounts receivable                   (343,614)        780,342       (1,028,966)
           (Increase) decrease in inventories                           (753,710)        106,979          192,033
           Decrease (increase) in taxes receivable                        65,795        (161,195)              --
           (Increase) decrease in prepaid expenses and other assets      (22,907)        (53,036)          17,936
           Increase (decrease) in accounts payable                       134,977        (211,713)         291,090
           (Decrease) increase in taxes payable                               --        (103,924)          66,568
           Increase (decrease) in deferred revenues, and other
             accrued expenses                                            210,215        (168,292)         (75,811)
                                                                      ----------      ----------      -----------
              Net cash (used in) provided by operating activities       (371,462)        811,772          875,568
                                                                      ----------      ----------      -----------
Cash flows from investing activities:
    Acquisition of equipment and leasehold improvements                 (261,689)       (238,000)        (152,261)
    Acquisition of business, including acquisition costs                      --        (545,921)              --
    Increase in cash surrender value of life insurance                   (16,665)        (17,692)         (33,142)
                                                                      ----------      ----------      -----------
              Net cash used in investing activities                     (278,354)       (801,613)        (185,403)
                                                                      ----------      ----------      -----------
Cash flows from financing activities:
    Proceeds from exercise of stock options                               68,392          16,909            3,090
    Repayment of convertible notes payable - related party               (50,000)             --         (100,000)
    Repayment of note payable                                            (29,000)             --               --
    Repayment of loan on life insurance policy                                --        (172,426)              --
    Repayment of capitalized lease obligations                           (22,445)        (24,938)        (111,322)
                                                                      ----------      ----------      -----------
              Net cash used in financing activities                      (33,053)       (180,455)        (208,232)
                                                                      ----------      ----------      -----------
Net (decrease) increase in cash and cash equivalents                    (682,869)       (170,296)         481,933

Cash and cash equivalents, beginning of year                           1,509,828       1,680,124        1,198,191
                                                                      ----------      ----------      -----------
Cash and cash equivalents, end of year                                $  826,959      $1,509,828      $ 1,680,124
                                                                      ==========      ==========      ===========
Supplemental information:

    Taxes paid                                                        $       --      $  552,000      $   488,029
                                                                      ==========      ==========      ===========
    Interest paid                                                     $   98,314      $   27,252      $   104.423
                                                                      ==========      ==========      ===========
    Notes payable in connection with acquisition of business          $       --      $   87,000      $        --
                                                                      ==========      ==========      ===========


The accompanying notes are an integral part of the financial statements.

TEL-INSTRUMENT ELECTRONICS CORP

Notes To Consolidated Financial Statements

1.       Business, Organization, and Liquidity

         Business and Organization:

         Tel-Instrument Electronics Corp ("Tel" or the "Company") has been in business since 1947. The Company is a leading designer and manufacturer of avionics test and measurement instruments for the global, commercial air transport, general aviation, and government/military defense markets. Tel-Instrument provides instruments to test, measure, calibrate, and repair a wide range of airborne navigation and communication equipment. The Company sells its equipment to both domestic and international markets.

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

2.       Summary of Significant Accounting Policies

         Principles of Consolidation:

         The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, and include the Company and its wholly-owned subsidiary. All significant inter-company accounts and transactions have been eliminated. The Company acquired Innerspace Technology, Inc. on January 16, 2004, and financial statements have been consolidated as of this date.

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

         The Company has an existing contract with the U.S. Navy for the delivery of test equipment (AN/APM-480). The AN/APM-480 is a catalog product, which the Company also sells to civilian and other government customers. While the Company sells this product to the U.S. Navy, the proprietary rights to the technology are retained by the Company. Since the AN/APM-480 was a significant product, and the Company's premier IFF test set, the Company continued to improve the product to meet the needs of its other customers, to increase product performance, and to improve the manufacturing process. Further, although

TEL-INSTRUMENT ELECTRONICS CORP

Notes To Consolidated Financial Statements

2.       Summary of Significant Accounting Policies

         Revenue Recognition:

         the AN/APM-480 was accepted and used by the Navy, since it was in substantial compliance with the specification, there were limited areas where the AN/APM-480 did not operate at maximum performance according to the specification. Since U.S. Navy was a significant customer and because of these minor specification issues, the Company agreed in fiscal year 2002 to provide enhancements at no additional cost to the customer.

         The Company, beginning in fiscal year 2002, began to accrue the cost of these enhancements as the units were shipped in order to properly match the revenues with the expenses. The Company considers this accrual similar to a warranty expense. The Company recorded the liability and the expense to cost of sales. The enhancements made, and to be made to the product, the Company believes, are relatively insignificant. The Company has shipped and has been paid for over 1,100 units
         (approximately $17,000,000 in revenues) through the fiscal year ended March 31, 2005, and the cost of these enhancements is less than 3% of the revenues. The customer continues to use the original product in the field, because the enhancements are not essential to the unit to perform the major functions of the delivered products. We continued to ship the units in accordance with the original contract, and were paid, after we agreed to perform the enhancements. Revenue was recognized because we substantially completed and fulfilled the terms specified in the original contract, the Navy took delivery and the Armed Forces are using the product in the field. In the case of these enhancements, there was no obligation to perform any enhancements at the time the original contract was signed in 2000, and when the first shipments were made in our fiscal year ended March 31, 2001.

         The costs, estimated to be approximately $450 per unit are for labor and material, based upon our experience manufacturing the product, and our standard costing information. The Company is charging costs of performing the enhancement to the accrued liability as the units are shipped.

         Cash and Cash Equivalents:

         The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

TEL-INSTRUMENT ELECTRONICS CORP

2.       Summary of Significant Accounting Policies (continued)

         Financial Instruments:

         The carrying amounts of cash and cash equivalents and other current assets and liabilities approximate fair value due to the short-term maturity of these investments. The debt to related party has an interest rate that approximates current market rates and therefore the carrying value approximates market.

         Concentrations of Credit Risk:

         Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable. The Company's avionics customer base is primarily comprised of airlines, distributors, and the U.S. Government. The Company's marine systems customer base consists primarily of engineering and surveying companies, distributors and federal and state agencies. As of March 31, 2005, the Company believes it has no significant risk related to its concentration within its accounts receivable. (See Note 14 to Consolidated Financial Statements).

         Inventories:

         Inventories are stated at the lower of cost or market. Cost is determined on a first-in, first-out basis. Inventories are written down if the estimated net realizable value is less than the recorded value. The Company reviews the carrying cost of inventories by product to determine the adequacy of reserves for obsolescence. In accounting for inventories, the Company must make estimates regarding the estimated realizable value of inventory. The estimate is based, in part, on our forecasts of future sales and age of inventory. In accordance with industry practice, service parts inventory is included in current assets, although service parts are carried for established requirements during the serviceable lives of the products and, therefore, not all parts are expected to be sold within one year.

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

         Net Income (Loss) Per Common Share:

         Basic and diluted net income (loss) per share available to common stockholders is presented in conformity with SFAS No. 128, "Earnings per Share." Basic net income (loss) per share attributable to common stockholders is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted income per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period, including common stock equivalents, such as stock options using the treasury stock method. Diluted loss per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period and excludes the dilutive effects of common stock equivalents.

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

TEL-INSTRUMENT ELECTRONICS CORP

2.       Summary of Significant Accounting Policies (continued)

         Stock Option Plan (continued):

         The per share weighted-average fair value of stock options granted for the years 2005, 2004, and 2003 was $1.56, $1.10, and $1.01, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: expected dividend yield of 0.0%, risk-free interest rate of 3.5% in 2005 and 2004 and 5% in 2003, volatility factor of 50%, and an expected life of 5 years. Had the Company determined compensation cost based on the fair market value at the grant date for its stock options under SFAS No. 123, the pro forma amounts indicated below are based upon the applicable value for the vested options for each year.


                                                      2005          2004           2003
                                                      ----          ----           s----
Net income (loss)  - as reported                    $(28,908)     $362,910      $1,003,990
Fair value of stock options                          (63,170)      (51,056)        (47,044)
                                                    --------      --------      ----------
Net income (loss) - pro forma                       $(92,078)     $311,854      $  956,946
                                                    ========      ========      ==========

Basic earnings (loss) per share - as reported       $  (0.01)     $   0.17      $     0.47
Basic earnings (loss) per share - proforma             (0.04)         0.15            0.45

Diluted earnings (loss) per share - as reported        (0.01)         0.16            0.47
Diluted earnings  (loss) per share - pro forma         (0.04)         0.14            0.45


TEL-INSTRUMENT ELECTRONICS CORP

2.       Summary of Significant Accounting Policies (continued)

         Long-Lived Assets To Be Disposed Of:

         The Company follows SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The standard provides accounting and reporting requirements for the impairment of all long-lived assets (including discontinued operations) and it also extends the reporting requirements for discontinued operations of APB 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," to all components of an entity.

         Use of Estimates:

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires that management make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The most significant estimates include income taxes, enhancement liability, warranty claims, inventory and accounts receivable valuations.

         Accounts Receivable:

         The Company performs ongoing credit evaluations of its customers and adjusts credit limits based on customer payment and current credit worthiness, as determined by review of their current credit information. The Company continuously monitors credit limits for and payments from its customers and maintains provision for estimated credit losses based on its historical experience and any specific customer issues that have been identified. While such credit losses have historically been within our expectation and the provision established, the Company cannot guarantee that this will continue.

         Warranty/Enhancement Reserve:

         Warranty/enhancement reserves are based upon historical rates and specific items that are identifiable and can be estimated at time of sale. While warranty/enhancement costs have historically been within our expectations and the provisions established, future warranty/enhancement costs could be in excess of our warranty/enhancement reserves. A significant increase in these costs could adversely affect our operating results for the period and the periods these additional costs materialize. Warranty/enhancement reserves are adjusted from time to time when actual warranty/enhancement claim experience differs from estimates.

TEL-INSTRUMENT ELECTRONICS CORP

2.       Summary of Significant Accounting Policies (continued)

         Risks and Uncertainties:

         The Company's operations are subject to a number of risks, including but not limited to changes in the general economy, demand for the Company's products, the success of its customers, research and development results, reliance on the government markets and the renewal of its line of credit. The Company has a major contract with the U.S. Government, which like all government contracts, is subject to termination.

         New Accounting Pronouncements:

         In December 2004, the FASB issued Statement No. 123 (revised 2204) (FAS
         123R), "Share-based Payment". FAS 123R replaces FASB Statement No. 123 (FAS 123), "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." FAS 123, as originally issued in 1995, established as preferable a fair-value based method of accounting for share-based payment transactions with employees. The approach to accounting for share-based payments in FAS 123R is similar to the fair-value approach permitted in FAS 123, however, 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, and the current pro forma disclosure is no longer an alternative to financial statement recognition. In April 2005, the SEC delayed the effective date for FAS 123R until the first fiscal year beginning after June 15, 2005. The Company plans to adopt the fair value based method prescribed by SFAS No. 123R for the fiscal year ended March 31, 2007. See above for pro forma disclosure.

3.       Accounts Receivable

         The following table sets forth the components of accounts receivable:

                                                            March 31,
                                                            ---------
                                                      2005             2004
                                                      ----             ----
         Government                                $1,013,771      $  446,259
         Commercial                                   642,954         862,244
         Less: Allowance for doubtful accounts        (46,206)        (41,598)
                                                   ----------      ----------
                                                   $1,610,519      $1,266,905
                                                   ==========      ==========

TEL-INSTRUMENT ELECTRONICS CORP

4.       Inventories

         Inventories consist of:

                                                     March 31,
                                                     ---------
                                               2005             2004
                                               ----             ----
         Purchased parts                    $1,452,080      $  846,782
         Work-in-process                     1,532,535       1,401,722
         Finished  goods                       112,036          94,537
         Less: Reserve for obsolescence       (170,640)       (140,898)
                                            ----------      ----------
                                            $2,926,011      $2,202,143
                                            ==========      ==========

         Work-in-process inventory includes $923,037 and $916,045 for government contracts at March 31, 2005 and 2004, respectively.

5.       Equipment and Leasehold Improvements

         Equipment and leasehold improvements consist of the following:

                                                                   March 31,
                                                                   ---------
                                                              2005           2004
                                                              ----           ----
         Leasehold Improvements                          $   495,826    $   398,386
         Machinery and equipment                           1,186,181      1,121,600
         Automobiles                                          16,514         16,514
         Sales equipment                                     453,304        367,994
         Rental assets                                       145,858        131,500
         Assets under capitalized leases                     367,623        367,623
         Less: Accumulated depreciation & amortization    (1,821,231)    (1,535,731)
                                                         -----------    -----------
                                                         $   844,075    $   867,886
                                                         ===========    ===========

6.       Accrued Expenses

         Accrued payroll, vacation pay and payroll withholdings consist of the following:

                                                         March 31,
                                                         ---------
                                                     2005         2004
                                                     ----         ----
         Accrued profit sharing                   $ 35,077     $106,277
         Accrued vacation pay                      205,806      168,295
         Accrued salary and payroll taxes          112,821       58,608
                                                  --------     --------
                                                  $353,704     $333,180
                                                  ========     ========

         Accrued payroll, vacation pay and payroll withholdings includes $66,221 and $85,114 at March 31, 2005 and 2004, respectively, which is due to officers.

TEL-INSTRUMENT ELECTRONICS CORP

         Other accrued expenses consist of the following:

                                                       March 31,
                                                       ---------
                                                 2005             2004
                                                 ----             ----
         Accrued commissions                   $178,611        $ 48,443
         Enhancement liability                  512,956         505,364
         Accrued - other                        276,423         279,442
                                               --------        --------
                                               $967,990        $833,249
                                               ========        ========

         The  reconciliation  of the changes to the  enhancement  liability (see
         Note 2) is as follows:

           Balance at March 31, 2002                       $103,945
           Fiscal 2003 accrual                              337,793

           Balance at March 31, 2003                        441,738
           Fiscal 2004 accrual                               63,626

           Balance at March 31, 2004                        505,364
           Fiscal 2005 accrual                               29,825
           Fiscal 2005 usage                                (22,233)
                                                           --------
           Balance at March 31, 2005                       $512,956
                                                           ========

         Accrued expenses - related parties consists of the following:


                                                        March 31,
                                                        ---------
                                                    2005         2004
                                                    ----         ----
           Interest and professional fees to
             non-employee officer stockholder     $32,443     $ 36,524

           Interest and other expenses due to
             Company's Chairman/President          27,581       93,755
                                                  -------     --------
                                                  $60,024     $130,279
                                                  =======     ========

TEL-INSTRUMENT ELECTRONICS CORP

7.       Line of Credit

         The Company has a line of credit in the amount of $1,750,000 from Bank of America. Interest on any outstanding balances is payable monthly at an annual interest rate of one-half of one percent (0.5%) above the lender's prevailing base rate. The Company's interest rate was 6.25% and 4.5% at March 31, 2005 and 2004, respectively, and the Company has paid no interest during these periods. The Company pays no fee to maintain the line of credit. The line is collateralized by substantially all of the assets of the Company. The credit facility requires the Company to maintain certain financial covenants. As of March 31, 2005 and March 31, 2004, the Company was in compliance with all financial covenants and had no outstanding borrowings, and made no borrowings during 2005, 2004, and 2003. The line of credit currently expires at September 30, 2005. The Company has renewed its line of credit with the bank annually since 2002.

8.       Capitalized Lease Obligations

         The Company has entered into lease commitments for equipment that meet the requirements for capitalization. The equipment has been capitalized as equipment in the accompanying balance sheets. The related obligations are also recorded in the accompanying balance sheets and are based upon the present value of the future minimum lease payments with interest rates ranging from 9% to 18%. The net book value of equipment acquired under capitalized lease obligations amounted to $38,986 and $89,850, respectively, at March 31, 2005 and 2004. As of March 31, 2005 and 2004, accumulated amortization under capital leases were $328,687 and $277,773, respectively.

         Total unpaid lease payments at March 31, 2005 were $2,323.

TEL-INSTRUMENT ELECTRONICS CORP

9.       Intangible Assets

         Intangible assets consists of intellectual property, customer lists, and non-compete agreements acquired and are carried at cost less accumulated amortization. Amortization is computed using the straight-line method over the estimated useful life of the respective assets, five years.

         The components of intangible assets at March 31, 2005 are as follows:

                                                 Accumulated
                                        Cost     Amortization      Net
                                        ----     ------------      ---
         Intellectual Property        $294,005     $ 71,046     $222,959
         Customer List                  50,000       12,083       37,917
         Non-Compete Agreement          87,000       21,025       65,975
                                      --------     --------     --------
         Total intangible assets      $431,005     $104,154     $326,851
                                      ========     ========     ========

         The components of intangible assets at March 31, 2004 are as follows:

                                                 Accumulated
                                        Cost     Amortization      Net
                                        ----     ------------      ---
         Intellectual Property        $294,005     $12,250      $281,755
         Customer List                  50,000       2,083        47,917
         Non-Compete Agreement          87,000       3,625        83,375
                                      --------     -------      --------
         Total intangible assets      $431,005     $17,958      $413,047
                                      ========     =======      ========

         The Company continues to amortize its intangible assets over their estimated useful lives with no residual value. Amortization expense for intangible assets was $86,196 and $17,958 for the years ended March 31, 2005 and 2004, respectively. Intangible amortization is projected to be approximately $86,201 per year for the next three years and $68,243 in year four.

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

         Assets:

         Accounts receivable               $ 80,432
         Inventories                         75,000
         Other current assets                 6,446
         Property, plant and equipment      173,000
         Intangible assets                  431,005
                                           --------
           Total assets                     765,883
                                           ========

         Liabilities:

         Accounts payable                    54,666
         Deferred tax liability              57,600
         Other accrued expenses              20,646
                                           --------
           Total liabilities                132,912
                                           --------
           Net investment                  $632,971
                                           ========

         The following table represents the unaudited consolidated pro forma results of operations for the year ended March 31, 2004 as if the acquisition occurred on April 1, 2003.

                                                     Year Ended
                                                   March 31, 2004
                                                   --------------
         Net sales                                  $11,386,000
         Income before taxes                            416,000
         Net income                                     249,808
         Basic income per common share                     0.12
         Diluted income per common share                   0.11

TEL-INSTRUMENT ELECTRONICS CORP

11.      Income Taxes

         Income tax expense:

                                                        March 31,     March 31,     March 31,
                                                          2005          2004          2003
                                                          ----          ----          ----
         Current:
                       Federal                          $ 24,165      $220,482      $392,654
                       State and Local                    53,208        66,401       182,508
                                                        --------      --------      --------
                       Total Current Tax Provision        77,373       286,883       575,162
                                                        --------      --------      --------
         Deferred:
                       Federal                           (30,048)      (47,600)      105,981
                       State and Local                    (4,700)       (8,400)       21,653
                                                        --------      --------      --------
                       Total Expense                    $ 42,625      $230,883      $702,796
                                                        ========      ========      ========


         The components of the Company's deferred taxes at March 31, 2005 and 2004 are as follows:

                                                                                  March 31,     March 31,
                                                                                    2005           2004
                                                                                    ----           ----
         Deferred tax assets:
             Net operating loss & alternative min. tax carryforwards/credits
              & credits                                                          $ 115,000     $  99,000
             Allowance for doubtful accounts                                        18,000        15,000
             Reserve for inventory obsolescence                                     68,000        56,000
             Inventory capitalization (Section263A)                                 59,000        71,000
             Deferred payroll and accrued interest                                  94,000       143,000
             Non-deductible intangible amortization                               (104,000)     (132,000)
             Vacation accrual                                                       82,000        66,000
             Enhancement reserve                                                   208,000       208,000
             Deferred revenues                                                      55,000            --
             Depreciation                                                          (28,000)        7,000
                                                                                 ---------     ---------
             Deferred tax asset                                                  $ 567,000       533,000
             Less valuation allowance                                               26,000            --
                                                                                 ---------     ---------
             Deferred tax asset, net                                             $ 541,000     $ 533,000
                                                                                 =========     =========

         The recognized deferred tax asset is based upon the expected utilization of its benefit from the reversal of tax asset temporary differences. The Company has net operating loss carryforwards of approximately $195,000 at March 31, 2005. These carryforward losses are available to offset future taxable income, and begin to expire in the year 2023. An evaluation allowance has been recorded against certain state net operating loss carryforwrds, since management does not believe that the realization of these NOL's is more likely than not.

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

         A reconciliation of the income tax expense at the statutory Federal tax rate of 34% to the income tax expense recognized in the financial statements is as follows:

                                                                           March 31,   March 31,     March 31,
                                                                             2005        2004          2003
                                                                             ----        ----          ----
         Income tax expense - statutory rate                               $ 4,664     $201,889      $580,307
         Income tax expenses - state and local, net of federal benefit      35,150       38,280       134,746
         Federal income tax credit                                              --      (14,000)       (3,000)
         Other                                                               2,811        4,714        (9,257)
                                                                           -------     --------      --------
         Income tax provision                                              $42,625     $230,883      $702,796
                                                                           =======     ========      ========


12.      Related Party Transactions

         On March 31, 1997, the Company's Chairman/President renegotiated the terms of the non-current note payable-related party. This note, along with $250,000 of other accrued expenses due to the Company's Chairman/President, were converted into seven $50,000 convertible subordinated notes (the "Notes") totaling $350,000. The Notes were due in consecutive years beginning March 31, 1999 with the last note due March 31, 2005.

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

         In May 2004, the Company and its Chairman/President renegotiated the terms of the Notes payable-related party. The Notes now become due in consecutive years beginning March 31, 2005. The interest rate remains at 4.5%. The total principal amount outstanding was $200,000 and $250,000 at March 31, 2005 and 2004, respectively.

TEL-INSTRUMENT ELECTRONICS CORP

12.      Related Party Transactions (Continued)

         The Company has obtained legal services from a non-employee officer/stockholder with the related fees amounting to $149,259, $157,302, and $110,072 for the years ended March 31, 2005, 2004, and
         2003, respectively. The Company obtained management and marketing services from a director/stockholder with the related fees amounting to $97,400, $98,700, and $95,600 for 2005, 2004, and 2003, respectively.

         As of March 31, 2000, the Company had outstanding a $15,000 convertible subordinated note-related party. In March 2002 the holder of this note converted $7,500 into common stock. In 2005, the Company and the holder extended the maturity date of the remaining $7,500 until September 30, 2005. This note accrues interest semi-annually at a rate of 7%. The subordinated note is for past professional fees and services provided by an officer/stockholder of the Company. The notes are convertible to common stock at the option of the holder at $1.50 per share, at any time prior to maturity.

13.      Commitments

         The Company leases 19,654 square feet of manufacturing and office space under an agreement expiring in February 2011. Under terms of the lease, the Company pays all real estate taxes and utility costs for the premises.

         In addition, the Company has an agreement to lease equipment for use in the operations of the business under operating leases.

         The following is a schedule of future minimum rental payments for operating leases subsequent to the year ended March 31, 2005.

                  2006                  $140,808
                  2007                   144,023
                  2008                   145,481
                  2009                   147,141
                  2010                   151,555
                  2011                   142,736
                                        --------
                                        $871,744
                                        ========

TEL-INSTRUMENT ELECTRONICS CORP

13.      Commitments (Continued)

         Total rent expense, including real estate taxes, was approximately $237,000, $200,000, and $167,000 for the years ended March 31, 2005,
         2004 and 2003, respectively.

14.      Significant Customer Concentrations

         For the years ended March 31, 2005, 2004, and 2003, sales to the U.S. Government represented approximately 37%, 44%, and 59%, respectively of net sales. No other individual customer represented over 10% of sales for these years. One domestic distributor accounted for 10%, 8%, and 13% of commercial sales for the years ended March 31, 2005, 2004, and 2003, respectively. Additionally, another domestic distributor accounted for 15%, 26% and 26% of commercial sales for the years ended March 31, 2005, 2004, and 2003, respectively. Another international distributor accounted for 20% of commercial sales for the years ended March 31, 2005 and 2004. As of March 31, 2005, no individual customer represented over 10% of the Company's outstanding receivables. As of March 31, 2004, one individual customer balance represented 22% of the Company's outstanding receivables. Receivables from the U.S. Government represented approximately 34% and 17%, respectively, of total receivables for the fiscal years ended March 31, 2005 and 2004.

         Foreign sales were $1,938,346, $1,961,314, and $2,004,961 for the years ended March 31, 2005, 2004, and 2003, respectively. All other sales were to customers located in the U.S.

15.      Stock Option Plans

         In June 1998, the Board of Directors adopted the 1998 Stock Option Plan ("the Plan") which reserves for issuance options to purchase up to 250,000 shares of its Common Stock. The shareholders approved the Plan at the December 1998 annual meeting. The Plan, which has a term of ten years from the date of adoption is administered by the Board of Directors or by a committee appointed by the Board of Directors. The selection of participants, allotment of shares, and other conditions related to the grant of options, to the extent not set forth in the Plan, are determined by the Board of Directors. Options granted under the Plan are exercisable up to a period of 5 years from the date of grant at an exercise price which is not less than the fair market value of the common stock at the date of grant, except to a shareholder owning 10% or more of the outstanding common stock of the Company, as to which the exercise price must be not be less than 110% of the fair market value of the common stock at the date of grant. Options are exercisable, on a cumulative basis, 20% at or after each of the first, second, and third anniversary of the grant and 40% after the fourth year anniversary.

TEL-INSTRUMENT ELECTRONICS CORP

15.      Stock Option Plans (continued)

         In May 2003, the Board of Directors of the Company adopted the 2003 Stock Option Plan which reserves for issuance options to purchase up to 250,000 shares of its common stock and is similar to the 1998 Plan. The shareholders approved this plan at the November 2003 annual meeting.

         A summary of the status of the Company's stock option plans for the fiscal years 2005, 2004, and 2003 and changes during the years are presented below: (in number of options):

                                                                    Number of Options            Average Exercise Price
                                                                    -----------------            ----------------------
            Outstanding options at April 1, 2002                         165,700                         $1.82
            Options granted                                              126,000                         $2.11
            Options exercised                                            (2,450)                         $1.26
            Options canceled/forfeited                                   (46,000)                        $1.96

            Outstanding options  at March 31,2003                        243,250                         $1.95
            Options granted                                              102,450                         $2.32
            Options exercised                                            (8,350)                         $2.03
            Options canceled/forfeited                                   (18,050)                        $1.82

            Outstanding options at March 31,2004                         319,300                         $2.07
            Options granted                                              145,750                         $3.32
            Options exercised                                            (43,680)                        $1.57
            Options canceled/forfeited                                   (30,470)                        $2.34

            Outstanding options at March 31,2005                         390,900                         $2.57


         Remaining options available for grant were 52,070 and 167,350 as of March 31, 2005 and 2004, respectively.

TEL-INSTRUMENT ELECTRONICS CORP

15.      Stock Option Plans (continued)

         As  of  March  31,  2005,   the  Company  had  the  following   options
         outstanding:

           Number of                   Weighted Average
            Options       Exercise        Remaining          Options Exercisable
          Outstanding      Price     Contract Life (years)     At March 31, 2005
          -----------      -----     ---------------------     -----------------
             2,000        $3.9700            4.9                     -0-
             2,000         3.7600            4.9                     -0-
            18,000         3.7500            4.2                    3,600
            15,000         3.7400            4.7                     -0-
             2,000         3.7000            4.2                     400
             1,500         3.7000            4.1                     300
             1,500         3.6200            4.0                     300
             3,000         3.6000            4.3                     -0-
             2,000         3.5500            4.8                     -0-
             2,000         3.5000            4.5                     -0-
             2,000         3.5000            4.4                     -0-
             1,500         3.4900            4.2                     300
            51,250         3.4000            4.7                     -0-
             2,000         3.4000            4.5                     -0-
             4,000         3.1900            4.1                     800
             1,500         3.1900            4.0                     300
             1,500         3.1500            3.9                     300
             1,500         3.1000            3.8                     300
            16,000         3.0500            3.8                    3,200
             2,000         2.9500            4.6                     -0-
             1,500         2.9000            3.7                     300
             1,500          2.850            4.6                     -0-
             1,500          2.750            4.4                     -0-
             1,500         2.5500            3.7                     300
             3,000         2.5000            3.2                    1,200
            40,750         2.4000            3.6                    8,150
             1,500         2.4000            3.2                     600
            35,000         2.3100            2.4                   14,000
             1,500         2.3000            3.4                     300
             8,400         2.2800            0.6                    8,400
             3,000         2.2500            2.2                    1,800
             1,500         2.2500            3.4                     300
             3,000         2.2500            2.2                    1,200
             2,000         2.1500            3.6                     400
             1,500         2.1000            3.4                     300
            35,000         2.1000            2.4                   14,000

TEL-INSTRUMENT ELECTRONICS CORP

15.      Stock Option Plan (continued)

           Number of                   Weighted Average
            Options       Exercise         Remaining         Options Exercisable
          Outstanding      Price     Contract Life (years)    At March 31, 2005
          -----------      -----     ---------------------    -----------------
             19,150        2.0900             1.7                   11,490
              1,500        2.0500             2.9                      600
             19,200        2.0000             2.7                    7,680
              1,200        1.8500             2.8                      480
             10,000        1.8300             1.2                   10,000
             16,500        1.8200             3.1                    6,600
             37,150        1.8000             1.2                   37,150
              1,500        1.8000             3.4                      300
              8,800        1.7100             1.6                    5,280
              1,500        1.5000             2.9                      600
            -------                                                -------
            390,900                                                141,230
            =======                                                =======

         As of March 31, 2005,  2004, and 2003,  141,230,  112,450,  and 69,320,
         respectively, of options were outstanding, vested, and exercisable.

16.      Net Income (Loss) Per Share Attributable to Common Stockholders

                                                                                                      Fiscal Years Ended
                                                                  March 31, 2005     March 31, 2004     March 31, 2003
                                                                  --------------     --------------     --------------
         Basic net income (loss) per share computation:
           Net income (loss) attributable  to  common
              Stockholders                                         $   (28,908)        $  362,910        $1,003,990
           Weighted-average common shares outstanding                2,157,729          2,142,416         2,135,597
           Basic net income (loss) per  share
              attributable to common  stockholders                 $     (0.01)        $     0.17        $     0.47

         Diluted net income (loss) per share computation:
           Net income (loss) attributable  to  common
               Stockholders                                        $   (28,908)        $  362,910        $1,003,990
           Weighted-average common shares outstanding                2,157,729          2,142,416         2,135,597
           Incremental shares attributable to the assumed
              exercise of  outstanding options                              --            115,159             4,084
           Total adjusted weighted-  average common  shares          2,157,729          2,257.575         2,139,681
           Diluted net income (loss) per share
              attributable to common stockholders                  $     (0.01)        $     0.16        $     0.47

         181,960 incremental shares attributable to the assumed exercise of outstanding options have been excluded from the calculation of diluted net loss per share for fiscal 2005, as their effect would have been anti-dilutive due to the loss incurred in this period. Incremental shares of 189,000 attributable to options with exercise prices that were at or greater than the market price ("out of the money") at March 31, 2003 were excluded from the calculation of diluted earnings per share and their effect would have been anti-dilutive. All shares attributable to options were included in 2004.

TEL-INSTRUMENT ELECTRONICS CORP

17.      Segment Information

         Information is presented for the Company's three reportable segments, avionics government, avionics commercial, and marine systems. Marine systems information includes information beginning January 16, 2004, the date of acquisition. There are no inter-segment revenues.

         The Company is organized primarily on the basis of its avionics and marine instrument products. The avionics government segment consists primarily of the design, manufacture, and sale of test equipment to the U.S. and foreign governments and militaries either directly or through distributors. The avionics commercial segment consists of design, manufacture, and sale of test equipment to domestic and foreign airlines, directly or through commercial distributors, and to general aviation repair and maintenance shops. The Company develops and designs test equipment for the avionics industry and as such, the Company's products and designs cross segments. The marine instrumentation systems segment consists of sales to hydrographic, oceanographic, researchers, engineers, geophysicists and surveyors. Segment assets include accounts receivable and work-in-process inventory. Asset information, other than accounts receivable and work-in-process inventory, is not reported, since the Company does not produce such information internally. All long-lived assets are located in the U.S.

         The Company's general and administrative costs and marketing strategies are only segment specific for total avionics and marine systems. As a result, selling, general, and administrative expenses are not managed on a segment basis within the avionics segment. The Company does allocate certain expenses, such as administrative expenses, to the marine system segment. Net interest includes expenses on debt and income earned on cash balances, both maintained at the corporate level.

         The table below presents information about reportable segments within the avionics business for the years ending March 31:

   -------------------------------------------------------------------------------------------------------------------------------
        2005                                Avionics         Avionics      Avionics      Marine       Corporate/
                                           Government       Commercial       Total       Systems     Reconciling         Total
                                                                                                        Items
   -------------------------------------------------------------------------------------------------------------------------------
   Revenues                             $6,661,561     $3,046,308        9,707,869      $ 803,415     $       --     $10,511,284
   -----------------------------------------------------------------------------------------------------------------------------
   Cost of Sales                         2,730,910      1,810,064        4,540,974        489,114             --       5,030,088
                                        ----------     ----------        ---------        -------     ----------     -----------
   -----------------------------------------------------------------------------------------------------------------------------

   -----------------------------------------------------------------------------------------------------------------------------
   Gross Margin                          3,930,651      1,236,244        5,166,895        314,301             --       5,481,196
                                        ----------     ----------        ---------        -------     ----------     -----------
   -----------------------------------------------------------------------------------------------------------------------------

   -----------------------------------------------------------------------------------------------------------------------------
   Engineering, research, and                                            1,867,404        319,424                      2,186,828
    development
   -----------------------------------------------------------------------------------------------------------------------------
   Selling, general, and admin.                                          2,618,566        565,011                      3,183,577
   -----------------------------------------------------------------------------------------------------------------------------
   Amortization of intangibles                                                  --             --         86,196          86,196
   -----------------------------------------------------------------------------------------------------------------------------
   Interest expense, net                                                    10,621            257             --          10,878
                                                                         ---------       --------     ----------     -----------
   -----------------------------------------------------------------------------------------------------------------------------

   -----------------------------------------------------------------------------------------------------------------------------
   Income before income taxes                                              670,304       (570,391)       (86,196)    $    13,717
                                                                         ---------       --------     ----------     -----------
   -----------------------------------------------------------------------------------------------------------------------------

   -----------------------------------------------------------------------------------------------------------------------------
   Segment Assets                       $1,936,808     $1,037,012                       $ 505,981     $4,190,929     $ 7,670,730
                                        ----------     ----------                       ---------     ----------     -----------
   -----------------------------------------------------------------------------------------------------------------------------


TEL-INSTRUMENT ELECTRONICS CORP

17.      Segment Information (Continued)

   -------------------------------------------------------------------------------------------------------------------------------
   2004                                                                Avionics        Marine         Corporate/
                                        Government     Commercial        Total         Systems        Reconciling       Total
                                                                                                         Items
   -------------------------------------------------------------------------------------------------------------------------------
   Revenues                             $6,665,193     $3,893,978      10,559,171     $144,858        $       --     $10,704,029
   -------------------------------------------------------------------------------------------------------------------------------
   Cost of Sales                         2,833,579      2,046,784       4,880,363       97,174                --       4,977,537
                                        ----------     ----------      ----------     --------        ----------     -----------
   -------------------------------------------------------------------------------------------------------------------------------

   -------------------------------------------------------------------------------------------------------------------------------
   Gross Margin                          3,831,614      1,847,194       5,678,808       47,684                --       5,726,492
                                        ----------     ----------      ----------     --------        ----------     -----------
   -------------------------------------------------------------------------------------------------------------------------------

   -------------------------------------------------------------------------------------------------------------------------------
   Engineering, research, and                                                                          2,152,515       2,152,515
    Development
   -------------------------------------------------------------------------------------------------------------------------------
   Selling, general, and admin.                                                                        2,958,179       2,958,179
   -------------------------------------------------------------------------------------------------------------------------------
   Amortization of intangibles                                                                            17,958          17,958
   -------------------------------------------------------------------------------------------------------------------------------
   Interest expense, net                                                                                   4,047           4,047
                                                                                                                     -----------
   -------------------------------------------------------------------------------------------------------------------------------

   -------------------------------------------------------------------------------------------------------------------------------
   Income before income taxes                                                                                        $   593,793
                                                                                                                     -----------
   -------------------------------------------------------------------------------------------------------------------------------

   -------------------------------------------------------------------------------------------------------------------------------
   Segment Assets                       $1,362,304     $1,311,323       2,673,627     $231,066        $4,487,808     $ 7,392,501
                                        ----------     ----------      ----------     --------        ----------     -----------
   -------------------------------------------------------------------------------------------------------------------------------
   -------------------------------------------------------------------------------------------------------------------------------
   2003                                                                                               Corporate/
                                        Government      Commercial                                    Reconciling       Total
                                                                                                         Items
   -------------------------------------------------------------------------------------------------------------------------------
   Revenues                             $9,375,182     $2,375,182                                     $       --     $11,861,387
   -------------------------------------------------------------------------------------------------------------------------------
   Cost of Sales                         4,491,743      1,246,980                                             --       5,738,729
                                        ----------     ----------                                     ----------     -----------
   -------------------------------------------------------------------------------------------------------------------------------

   -------------------------------------------------------------------------------------------------------------------------------
   Gross Margin                          4,883,439      1,239.219                                             --       6,122,658
                                        ----------     ----------                                     ----------     -----------
   -------------------------------------------------------------------------------------------------------------------------------

   -------------------------------------------------------------------------------------------------------------------------------
   Engineering, research, and                                                                          1,601,493       1,601,493
    Development
   -------------------------------------------------------------------------------------------------------------------------------
   Selling, general, and admin.                                                                        2,803,498       2,803,498
   -------------------------------------------------------------------------------------------------------------------------------
   Interest expense, net                                                                                  10,881          10,881
                                                                                                                     -----------
   -------------------------------------------------------------------------------------------------------------------------------

   -------------------------------------------------------------------------------------------------------------------------------
   Income before income taxes                                                                                        $ 1,706,786
                                                                                                                     -----------
   -------------------------------------------------------------------------------------------------------------------------------

   -------------------------------------------------------------------------------------------------------------------------------
   Segment Assets                       $2,213,752     $1,037,976                                     $4,146,484     $ 7,311,177
                                        ----------     ----------                                     ----------     -----------
   -------------------------------------------------------------------------------------------------------------------------------

TEL-INSTRUMENT ELECTRONICS CORP

18.      Quarterly Results of Operations (Unaudited)

         Quarterly consolidated data for the years ended March 31, 2005 and 2004 is as follows:

                                                             Quarter Ended
                                      ----------------------------------------------------------
        FY 2005                        June 30      September 30     December 31      March 31
                                       -------      ------------     -----------      --------
Net sales                             $2,812,800     $2,238,950      $2,782,090     $2,677,444
Gross profit                           1,477,560      1,212,539       1,549,686      1,241,411
Income (loss) before taxes                87,517       (131,777)         69,771        (11,794)
Net income (loss)                         52,554        (79,133)         42,046        (44,375)
Diluted earnings (loss) per share           0.02          (0.04)           0.02          (0.01)

                                                             Quarter Ended
                                      ----------------------------------------------------------
        FY 2004                        June 30      September 30     December 31      March 31
                                       -------      ------------     -----------      --------
Net sales                             $3,057,906     $2,616,716      $2,914,271     $2,115,136
Gross profit                           1,771,384      1,423,907       1,496,446      1,034,755
Income (loss) before taxes               470,212        205,409         228,453       (310,281)
  Net Income                             281,943        123,767         137,187       (179,987)
Diluted earnings (loss) per share           0.13           0.06            0.06          (0.09)


TEL-INSTRUMENT ELECTRONICS CORP

Schedule II - Valuation and Qualifying Accounts

                             Balance at     Charged to               Balance at
                              Beginning     Costs and                  End of
Description                   of Period     Expenses     Deductions    Period
-----------                   ---------     --------     ----------    ------
Year ended March 31, 2005:
    Allowance for doubtful
       Accounts                $ 41,598     $ 4,608       $   --      $ 46,206
                               ========     =======       ======      ========
    Allowance for obsolete
       Inventory               $140,898     $29,742       $   --      $170,640
                               ========     =======       ======      ========
Year ended March 31, 2004
    Allowance for doubtful
       Accounts                $ 36,598     $ 5,000(1)    $   --      $ 41,598
                               ========     =======       ======      ========
    Allowance for obsolete
       Inventory               $112,813     $28,085       $   --      $140,898
                               ========     =======       ======      ========
Year ended March 31, 2003
    Allowance for doubtful
       Accounts                $ 36,598     $    --       $   --      $ 36,598
                               ========     =======       ======      ========
    Allowance for obsolete
       Inventory               $ 85,313     $27,500       $   --      $112,813
                               ========     =======       ======      ========



         (1) Amount related to acquired company.

TEL-INSTRUMENT ELECTRONICS CORP

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         The Company has had no  disagreements  with its  auditors as defined in
         Item 304 of Regulation S-K.

Item 9a. Controls and Procedures

         The Company adopted disclosure controls and procedures, as called for by the recently adopted legislation and rules of the Securities and Exchange Commission. Under Rules promulgated by the SEC, disclosure controls and procedures are defined as "those controls or other procedures of the issuer that are designed to ensure that information required to be disclosed by the issuer in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the commission's rules and forms." The Company's Chief Executive Officer and Principal Accounting Officer evaluated the Company's Disclosure Controls and Procedures at March 31, 2005 and have concluded that they are effective based on their evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.

         There were no material changes in our internal control over financial reporting identified in connection with the evaluation as of March 31, 2005 by the Chief Executive Officer and Principal Accounting Officer, required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Item 9b. None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

                                                                                                      Year First
                                                                                                       Elected a
               Name (age)                             Position                                         Director
               ----------                             --------                                         --------
          Harold K. Fletcher (1)                      Chairman of the Board,                             1982
                 (79)                                 President and Chief Executive
                                                      Officer since 1982.

          George J. Leon (2) (3)                      Director; Investment                               1986
                 (61)                                 Manager and beneficiary of
                                                      the George Leon Family Trust
                                                      (investments) since 1986.

          Robert J. Melnick                           Director;  Vice                                    1998
                 (71)                                 President since 1999;
                                                      Marketing and Management Consultant
                                                      for the Company since 1991.

          Jeffrey C. O'Hara, CPA (1) (2) (3)          Director; Financial Consultant from                1998
                  (47)                                2001; Chief Financial Officer from
                                                      1999-2000 of Alarm
                                                      Security Group;
                                                      Independent Financial
                                                      Consultant from 1996 to
                                                      1998.

          Robert A. Rice (2)                          Director as of May 2004; President and             2004
                  (50)                                Owner of Spurwink Cordage, Inc since
                                                      1998 (textile manufacturing).

          Robert H. Walker (2) (3)                    Director; Retired Executive Vice                   1984
                   (69)                               President, Robotic Vision Systems, Inc.
                                                      (design and manufacture of robotic
                                                      vision systems) 1983-1998.


TEL-INSTRUMENT ELECTRONICS CORP

         All directors serve until the next annual shareholders' meeting and until their successors are duly elected and qualified.

         Charles R. Palanzo (4)              Chief Operating Officer and Vice President since
                 (44)                        August 2002.  Founder and Director of Product
                                             Development  for High Velocity Systems, Inc.
                                             from 1998 to 2002.


               (1)  Mr. O'Hara is the son-in-law of Mr. Fletcher

               (2) Member of the Audit Committee; Mr. O'Hara withdrew as a formal member of the committee at the end of fiscal year 2004. Mr. Rice was appointed to the committee in 2004.

               (3) Member of the Compensation Committee. Mr. O'Hara withdrew as a formal member of the committee at the end of fiscal year 2004.

               (4)  Mr.  Palanzo  left the Company by mutual  agreement in April
                    2005.

         Audit Committee

         The Board of Directors established a separately designated standing Audit Committee in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934. The Audit Committee is comprised of Messrs. Walker (chairman), Leon, and Rice. Messrs. Walker, Leon, and Rice are independent, as that term is defined under the Securities Exchange Act of 1934, and Mr. Walker is a financial expert as defined in that act. As noted above, Mr. Walker served as director and Executive Vice President of Robotic Vision Systems, Inc., a reporting company, and as its principal financial officer for over 15 years.

         Beneficial Ownerships Reporting Compliance

         Registrant became subject for the first time to the reporting requirements under Section 16 of the Securities Exchange Act of 1934 on February 10, 2004, and as of March 31, 2005, the end of the last fiscal year, all officers, directors and 10% beneficial owners, known to the Company, had timely filed required forms reporting beneficial ownership of Company securities, based on review of Filed Forms 3 and 4.

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

         Director Compensation

         Directors who are not employees or officers of the Company receive $1,250 in cash and options, at the then market price, to purchase 1,000 shares of common stock for attendance at each in-person meeting and $625 in cash and options to purchase 500 shares for attendance at each formal telephonic meeting of the Board or of a standing committee. During 2005 non-employee directors received the following compensation pursuant to this plan.

                               Cash Compensation   Stock Options
                               -----------------   -------------
         George J. Leon              $11,875           9,500

         Jeffrey C. O'Hara           $11,875           9,500

         Robert A. Rice              $ 7,500           6,000

         Robert H. Walker            $11,875           9,500

         Other Officers

         Donald S. Bab          Secretary and General Counsel since 1982.
             (69)

         Joseph P. Macaluso     Principal Accounting Officer since August 2002.
             (53)               Director - Finance and Administration for the
                                Company since February 1999. Chief Financial
                                Officer of Electro-Catheter Corp from 1987-1999.

Item 11. Executive Compensation

         The following table and accompanying notes set forth information concerning compensation for the fiscal years ended March 31, 2005, 2004, and 2003.

                                                                      Stock                (2) Other
         Name and Principal position (1)       Year      Salary      Options              Compensation
         -------------------------------       ----      ------      -------              ------------
         Harold K. Fletcher                    2005     $154,400     15,000 options(3)          --
         Chairman of the Board                 2004     $154,400         --                $13,000
         President and Chief                   2003     $147,000     35,000 options(3)     $26,000
         Executive Officer

         Charles R. Palanzo (4)                2005     $134,300         --                     --
         Chief Operating Officer               2004     $134,300     15,000 options(5)     $11,300
                                               2003     $130,000     35,000 options(5)     $87,100(6)


         (1)      Robert  J.  Melnick,  Vice  President  and  director,   serves
                  pursuant to a consulting contract that provided $97,400, $98,700, and $95,600 in compensation for each of the fiscal years 2005, 2004, and 2003, respectively, and has received options to purchase 4,000 shares of common stock exercisable at the market price on the date of grant.

         (2)      Represents  bonus based on the  Company's  profitability.  See
                  Note 12 of Notes to Consolidated Financial Statements for related party transactions. The Company also pays medical and life insurance premiums for all its employees, which are not included above.

         (3) The options are exercisable at 110% of the market price on the date of grant. Options are exercisable 20% at each of the first, second and third anniversary of the grant and 40% at the fourth year.

         (4)      Mr.  Palanzo  left the  Company by mutual  agreement  in April
                  2005.

         (5) Employee stock options, see Note 15 to Notes to Consolidated Financial Statements.

         (6)      Relocation expenses

Stock Option Grants

The following table sets forth information regarding grants of stock options to executive officers during 2004.

                                                                                                           Grant Date
                                                  Individual Grants                                          Value
                      ---------------------------------------------------------------------------      ------------------
                                                  % of Total
                            Number of               Options
                      Securities Underlying        Granted to         Exercise
                             Options              Employees in         Price           Expiration           Grant Date
Name                         Granted              Fiscal Year        Per Share            Date          Present Value ($)
----                         -------              -----------        ---------            ----          -----------------

Harold K. Fletcher           15,000 (1)                15              $3.74            12/8/09             22,796 (2)


         (1) The stock options granted to Mr. Fletcher on December 8, 2004 were Incentive Stock options granted pursuant to the Company's 2003 Stock Plan. Such options become exercisable cumulatively at a rate of 20%, 20%, 20%, and 40% on December 8, 2005, December 8, 2006, December 8, 2007, and December 8, 2008, respectively.

         (2) The fair value of these options on the date of grant was estimated using the Black-Scholes option-pricing model with the following assumptions volatility of 50%; risk-free interest rate of 3.5%, expected life of 5 years; and no future dividends. The dollar amount in this column is not intended to forecast potential future appreciation, if any, of the Company's Common Shares.

Aggregate Options Held and Year-End Option Table

The following table provides information on options held (no option were exercised) during 2005 by the named executive officers and the value of each of their respective unexercised options at March 31, 2005.

          Aggregated Option Held in Last Fiscal Year and FY-end Option

            (A)                         (B)                     (C)                     (D)                     (E)
                                                                                     Number of         Value of Unexercised
                                                                                Unexercised Options    In-the-Money Options
                                                                                    FY-End (#)            FY-End ($) (1)

                                  Shares Acquired              Value               Exercisable/            Exercisable/
            Name                  on Exercise (#)          Realized ($)            Unexercisable           Unexercisable
            ----                  ---------------          ------------            -------------           -------------
     Harold K. Fletcher                 ---                     ---                14,000/36,000          $34,860/$68,190

     Charles R. Palanzo                 ---                     ---                20,000/30,000          $55,680/$83,520


(1) Calculated on the basis of fair market value of the underlying securities at March 31, 2005 less the exercise price.

Equity Compensation Plan Information

See Note 15 to the Notes to Consolidated Financial Statements for details of the Company's Stock Option Plans.

Additionally, the Company has individual employment agreements with nine individuals for the grant of 113,000 stock options with a weighted average exercise of $2.42 per share.. These options include those for Charles Palanzo who left the Company in April 2005 (see above). These option grants have been approved by the directors, but not by the shareholders, and were included as consideration for their employment.

Compensation Committee Interlock and Insider Participation

During the last fiscal year, Messrs. Leon and Walker served as members of the Compensation Committee of the Board of Directors. None of whom was or has been an officer or employee of the Company, had a material business relationship with or a loan from the Company. The Company has no compensation committee interlocks or insider participation to report.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information known to the Company with respect to the beneficial ownership as of March 31, 2005, by (i) all persons who are beneficial owners of five percent (5%) or more of the Company's Common Stock, (ii) each director and nominee, (iii) the Named Executive Officers, and
(iv) all current directors and executive officers as a group.

                                             Number of Shares        Percentage
         Name and Address                   Beneficially Owned      of Class (1)
         ----------------                   ------------------      ------------

         Named Directors and Officers

         Harold K. Fletcher, Director          510,102     (2)          23.2%
         728 Garden Street
         Carlstadt, NJ 07072

         George J. Leon, Director              321,187     (3)          14.6%
         116 Glenview
         Toronto, Ontario, Canada M4R1P8

         Robert J. Melnick, Director            36,000     (4)           1.6%
         57 Huntington Road
         Basking Ridge, NJ 07920

         Jeffrey C. O'Hara, Director           121,840     (5)           5.5%
         853 Turnbridge Circle
         Naperville, IL 60540

         Robert A. Rice                         76,300     (6)           3.5%
         5 Roundabout Lane
         Cape Elizabeth, ME 04107

         Robert H. Walker, Director             38,903     (7)           1.8%
         27 Vantage Court
         Port Jefferson, NY 11777

         Donald S. Bab, Secretary               77,034     (8)           3.5%
         770 Lexington Ave
         New York, New York 10021

         All Officers and Directors          1,228,179     (9)          54.1%
         as a Group (9 persons)

TEL-INSTRUMENT ELECTRONICS CORP

Item 12. Security   Ownership  of  Certain   Beneficial  Owners  and  Management
         (Continued)

         (1) The class includes 2,187,831 shares outstanding plus shares outstanding under Rule 13d-3(d)(1) under the Exchange Act. The common stock deemed to be owned by the named parties, includes stock which is not outstanding but subject to currently exercisable options held by the individual named. The foregoing information is based on reports made by the named individuals.

         (2) Includes 24,681 shares owned by Mr. Fletcher's wife, and 4,254 shares owned by his son. Mr. Fletcher disclaims beneficial ownership of the shares owned by his wife and son. Also includes 14,000 subject to currently exercisable stock options.

         (3) Includes 308,267 shares owned by the George Leon Family Trust, of which Mr. Leon is trustee and a beneficiary, and 10,520 shares subject to currently exercisable stock options. Mr. Leon disclaims beneficial ownership of the shares owned by the trust.

         (4) Includes 4,400 shares subject to currently exercisable stock options.

         (5) Includes 9,740 shares subject to currently exercisable stock options.

         (6) Includes 300 shares subject to currently exercisable stock options.

         (7) Includes 10,120 shares subject to currently exercisable stock options.

         (8) Mr. Bab has a convertible debenture in the amount of $7,500 that is convertible into common stock at $1.50 per share.

         (9)      Includes  81,580  shares  subject  to  currently   exercisable
                  options held by all executive officers and directors of the Company (including those individually named above).

Item 13. Certain Relationships and Related Transactions

         The disclosures required by this item are contained in Note 12 to Notes to Consolidated Financial Statements included on pages 37 and 38 of this document.

TEL-INSTRUMENT ELECTRONICS CORP

Item 14. Principal Accountant Fees and Services

         For the fiscal years ended March 31, 2005 and 2004, professional services were performed by BDO Seidman, LLP, the Company's independent registered public accountant. Fees paid for those years were as follows:

                                                   2005         2004
                                                   ----         ----
           Audit Fees                             $73,000     $65,750
           Audit-Related Fees                       2,800          --
                                                  -------     -------
           Total Audit and Audit-Related Fees      75,800      65,750
           Tax Fees                                    --          --
           All Other Fees                              --          --
                                                  -------     -------
               Total                              $75,800     $65,750
                                                  =======     =======

         Audit  Fees.  This  category   includes  the  audit  of  the  Company's
         consolidated financial statements, and reviews of the financial statements included in the Company's Quarterly Reports on Form 10-Q. It also includes advice on accounting matters that arose during, or as a result of, the audit or the review of interim financial statements, and services which are normally provided in connection with regulatory filings, or in an auditing engagement.

         Audit Related Fees. Fees of $2,800 were paid in 2005. No fees were paid in.2004.

         Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditor

         The Audit Committee has established a policy which requires it to pre-approve all audit and permissible non-audit services, including audit-related and tax services, if any, to be provided by the independent auditor. Pre-approval is generally provided for up to one year and is detailed as to the particular service or category of service to be performed, and is subject to a detailed budget. The auditor and management are required to report periodically to the Audit Committee regarding the extent of services performed and the amount of fees paid to date, in accordance with the pre-approval. Pursuant to that policy, the Audit Committee has approved, for the fiscal year ending March 31, 2005, an aggregate of specified services, including audit, audit-related and tax services, expected to be rendered during the year, together with specified amounts of approved fees to be incurred for those services.

Item 15. Exhibits and Financial Statement Schedules

          a.)  The following documents are filed as a part of this report:

                                                                           Pages
                                                                           -----
               (1) Financial Statements:

                   Report of Independent Registered Public Accounting Firm   19

                   Consolidated Balance Sheets - March 31, 2005 and 2004     20

                   Consolidated Statements of Income - Years Ended           21
                   March 31, 2005, 2004 and 2003

                   Consolidated Statements of Changes in Stockholders'       22
                   Equity - Years Ended March 31, 2005,
                   2004 and 2003

                   Consolidated Statements of Cash Flows - Years Ended       23
                   March 31, 2005, 2004 and 2003

                   Notes to Consolidated Financial Statements              24-45

               (2) Financial Statement Schedule                              46
                    II - Valuation and Qualifying Accounts

TEL-INSTRUMENT ELECTRONICS CORP
          c.) Exhibits identified in parentheses below on file with the Securities and Exchange Commission, are incorporated herein by reference as exhibits hereto.

                      -------------------------------------------------------------------------------------------
                      *       (3.1)      Tel-Instrument Electronics Corp's Certificate of Incorporation, as
                                         amended.
                      -------------------------------------------------------------------------------------------
                      *       (3.2)      Tel-Instrument Electronics Corp's By-Laws, as amended.
                      -------------------------------------------------------------------------------------------
                      *       (3.3)      Tel-Instrument Electronics Corp's Restated Certificate of Incorporation
                                         dated November 8, 1996.
                      -------------------------------------------------------------------------------------------
                      *       (4.1)      Specimen of Tel-Instrument Electronics Corp's Common Stock Certificate.
                      -------------------------------------------------------------------------------------------
                      *       (10.1)     7%, $30,000 Convertible Subordinated Note dated March 31, 1992 between
                                         Registrant and Donald S. Bab.
                      -------------------------------------------------------------------------------------------
                      *       (10.2)     Distributor Agreement with Muirhead Avionics & Accessories Ltd.
                      -------------------------------------------------------------------------------------------
                      *       (10.3)     Naval Air Warfare Center Aircraft Division Contract No. N68335-97-D-0060
                      -------------------------------------------------------------------------------------------
                      *       (10.4)     Lease dated March 1, 2001 by and between Registrant and 210 Garibaldi
                                         Group.
                      -------------------------------------------------------------------------------------------
                      *       (10.5)     Agreement with Semaphore  Capital  Advisors dated November 28, 2001 and amendment dated as of June 1, 2002.
                      -------------------------------------------------------------------------------------------
                      *       (10.6)     10% convertible subordinated note between Registrant and Harold K.
                                         Fletcher.
                      -------------------------------------------------------------------------------------------
                      *       (10.7)     1998 stock option plan and option agreement.
                      -------------------------------------------------------------------------------------------
                      (*)     (10.8)     Purchase agreement between Registrant and Innerspace Technology
                      -------------------------------------------------------------------------------------------
                      *       (10.9)     Agreement between Registrant and Semaphore Capital Advisors, LLC
                      -------------------------------------------------------------------------------------------
                      *       (10.10)    2003 Stock Option Plan
                      -------------------------------------------------------------------------------------------
                              (31.1)     Certification by CEO pursuant to Rule 15d-14 under the Securities
                                         Exchange Act.
                      -------------------------------------------------------------------------------------------
                              (31.2)     Certification by CFO pursuant to Rule 15d-14 under the Securities
                                         Exchange Act.
                      -------------------------------------------------------------------------------------------
                              (32.1)     Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
                      -------------------------------------------------------------------------------------------
                              (32.2)     Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
                      -------------------------------------------------------------------------------------------


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

                         TEL-INSTRUMENT ELECTRONICS CORP

                                  (Registrant)

          Dated:     July 8, 2005                     By: /s/ Harold K. Fletcher
                                                         -----------------------
                                                          President and Director
                                                          (Principal Executive
                                                          Officer)

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

              Signature                                     Title                          Date
              ---------                                     -----                          ----
              /s/  Harold K. Fletcher                     Director                         July 8, 2005
              -----------------------------
              /s/  Harold K. Fletcher

              /s/  Joseph P. Macaluso           Principal Accounting Officer               July 8, 2005
              -----------------------------
              /s/  Joseph P. Macaluso

              /s/  George J. Leon                         Director                         July 8, 2005
              -----------------------------
              /s/  George J. Leon

              /s/ Robert J. Melnick                       Director                         July 8, 2005
              -----------------------------
              /s/ Robert J. Melnick

              /s/ Jeffrey C. O'Hara                       Director                         July 8, 2005
              -----------------------------
              /s/ Jeffrey C. O'Hara

              /s/ Robert A. Rice                          Director                         July 8, 2005
              -----------------------------
              /s/ Robert A. Rice

              /s/  Robert H. Walker                       Director                         July 8, 2005
              -----------------------------
              /s/  Robert H. Walker
