Form 10-Q
period 2005-06-30
TEL INSTRUMENT ELECTRONICS CORP
filed 2005-08-19
CIK 96885

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q

      |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended June 30, 2005

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

2,187,831 shares of Common stock, $.10 par value as of August 9, 2005.

                     TEL-INSTRUMENT ELECTRONICS CORPORATION
                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
        Part I - Financial Information

Item 1. Condensed Consolidated Financial Statements (Unaudited):

        Condensed Consolidated Comparative Balance Sheets
        June 30, 2005 and March 31, 2005                                       1

        Condensed Consolidated Comparative Statements of Operations -
        Three Months Ended June 30, 2005 and 2004                              2

        Condensed Consolidated Comparative Statements of Cash Flows -
        Three Months Ended June 30, 2005 and 2004                              3

        Notes to Condensed Consolidated Financial Statements                 4-6

Item 2. Management's Discussion and Analysis of the Results of
        Operations and Financial Conditions                                 7-11

Item 3. Quantitative and Qualitative Disclosures about Market Risk            12

Item 4. Controls and Procedures                                               12

        Part II - Other Information

Item 6. Exhibits                                                              12

        Signatures                                                            12

        Certifications

Item 1 - Financial Statements

                     TEL-INSTRUMENT ELECTRONICS CORPORATION
                CONDENSED CONSOLIDATED COMPARATIVE BALANCE SHEETS

                                                   June 30, 2005  March 31, 2005
                                                   -------------  --------------
                                                    (unaudited)
ASSETS

Current assets:
  Cash and cash equivalents                          $  562,044     $  826,959
  Accounts receivable, net                            1,848,724      1,610,519
  Inventories, net                                    2,848,007      2,926,011
  Taxes receivable                                      125,674        125,674
  Prepaid expenses and other current assets             111,943        124,946
  Deferred income tax benefit                           553,801        583,560
                                                     ----------     ----------
Total current assets                                  6,050,193      6,197,669

Equipment and leasehold improvements, net               811,625        844,075
Intangible assets, net                                  305,302        326,851
Other assets                                            306,822        302,135
                                                     ----------     ----------
Total assets                                         $7,473,942     $7,670,730
                                                     ==========     ==========

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities:
  Convertible note payable - related
    party - current portion                          $   50,000     $   50,000
  Convertible subordinated note
    payable - related party                               7,500          7,500
  Notes payable - other                                  58,000         58,000
  Capitalized lease obligations                              --          2,323
  Accounts payable                                      349,055        481,146
  Deferred revenues                                     158,836        169,866
  Accrued payroll, vacation pay
    payroll taxes                                       340,227        353,704
  Accrued expenses                                      935,061      1,028,014
                                                     ----------     ----------
Total current liabilities                             1,898,679      2,150,553

Convertible notes payable - related
  party-non-current portion                             150,000        150,000
Deferred taxes                                           43,000         43,000
                                                     ----------     ----------
Total liabilities                                     2,091,679      2,343,553

Stockholders' equity:
   Common stock, par value $.10 per
     share, 2,187,831 issued and
     outstanding as of June 30, 2005
     and March 31, 2005, respectively                   218,786        218,786
   Additional paid-in capital                         4,050,848      4,024,910
   Retained earnings                                  1,112,629      1,083,481
                                                     ----------     ----------

Total stockholders' equity                            5,382,263      5,327,177
                                                     ----------     ----------
Total liabilities and
  stockholders' equity                               $7,473,942     $7,670,730
                                                     ==========     ==========

See accompanying notes to condensed financial statements

                     TEL-INSTRUMENT ELECTRONICS CORPORATION
           CONDENSED CONSOLIDATED COMPARATIVE STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                        Three Months Ended
                                                    ----------------------------
                                                    June 30, 2005  June 30, 2004
                                                    -------------  -------------

Net sales                                             $3,150,978     $2,812,800

Cost of sales                                          1,544,295      1,335,240
                                                      ----------     ----------

Gross margin                                           1,606,683      1,477,560

Operating expenses:
  Selling, general and administrative                    897,995        833,211
  Amortization of intangibles                             21,549         21,549
  Engineering, research and development                  628,522        532,450
                                                      ----------     ----------
Total operating expenses                               1,548,066      1,387,210
                                                      ----------     ----------

Income from operations                                    58,617         90,350

Other income (expense):
  Interest income                                          3,090          3,504
  Interest expense                                        (3,716)        (6,337)
                                                      ----------     ----------

Income before income taxes                                57,991         87,517

Provision for income taxes                                28,843         34,963
                                                      ----------     ----------

Net income                                                29,148         52,554
                                                      ==========     ==========

Basic income per common share                         $     0.01     $     0.02
                                                      ==========     ==========
Diluted income per common share                       $     0.01     $     0.02
                                                      ==========     ==========

Dividends per share                                         None           None

Weighted average shares outstanding
   Basic                                               2,187,831      2,144,151
   Diluted                                             2,337,848      2,270,496

See accompanying notes to condensed financial statements

                     TEL-INSTRUMENT ELECTRONICS CORPORATION
           CONDENSED CONSOLIDATED COMPARATIVE STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                         Three Months ended
                                                    ----------------------------
                                                    June 30, 2005  June 30, 2004
                                                    -------------  -------------

Cash flows from operating activities:
Net income                                           $   29,148     $   52,554
Adjustments to reconcile net income to net
  cash provided by operating activities:
   Deferred income taxes                                 29,759         34,964
   Depreciation                                          68,499         74,907
   Amortization of acquired intangibles                  21,549         21,549
   Non-cash stock-based compensation                     25,938             --

Changes in assets and liabilities:
  Increase in accounts receivable                      (238,205)    (1,107,128)
  Decrease in inventories                                78,004         28,825
  Decrease (increase) in prepaid expenses
    & other current assets                               13,003         (1,982)
  Increase in other assets                               (4,687)            --
  (Decrease) increase in accounts payable              (132,091)       251,179
  (Decrease) increase in accrued payroll,
    vacation pay and payroll taxes                      (13,477)        52,933
  (Decrease) increase in deferred revenues              (11,030)        25,875
  (Decrease) increase in accrued expenses               (92,953)        59,937
                                                     ----------     ----------
Net cash used in operating activities                  (226,543)      (506,387)
                                                     ----------     ----------

Cash flows from investing activities:
  Purchases of property, plant and equipment            (36,049)      (127,715)
                                                     ----------     ----------
Net cash used in investing activities                   (36,049)      (127,715)
                                                     ----------     ----------

Cash flows from financing activities:
  Payment of capitalized lease obligations               (2,323)        (7,664)
                                                     ----------     ----------
Net cash used in financing activities                    (2,323)        (7,664)
                                                     ----------     ----------

Net decrease in cash and cash equivalents              (264,915)      (641,766)
Cash and cash equivalents at beginning of period        826,959      1,509,828
                                                     ----------     ----------
Cash and cash equivalents at end of period           $  562,044     $  868,062
                                                     ==========     ==========

Taxes paid                                                   --             --
Interest paid                                        $       --     $    2,591

See accompanying notes to condensed financial statements

                        TEL-INSTRUMENT ELECTRONICS CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1  Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of Tel-Instrument Electronics Corp. as of June 30, 2005, the results of operations for the three months ended June 30, 2005 and June 30, 2004, and statements of cash flows for the three months ended June 30, 2005 and June 30, 2004. These results are not necessarily indicative of the results to be expected for the full year.

The financial statements have been prepared in accordance with the requirements of Form 10-Q and consequently do not include disclosures normally made in an Annual Report on Form 10-K. The March 31, 2005 balance sheet included herein was derived from the audited financial statements included in the Company's annual report on Form 10-K. Accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2005.

Note 2  Accounts Receivable, net

Accounts receivable, net consist of:

                                                 June 30, 2005    March 31, 2005
                                                 -------------    --------------

     Commercial                                   $   511,893       $   642,954
     Government                                     1,383,037         1,013,771
     Less: Allowance for doubtful debts               (46,206)          (46,206)
                                                  -----------       -----------

                                                  $ 1,848,724       $ 1,610,519
                                                  ===========       ===========

Note 3  Inventories, net

Inventories, net consist of:                     June 30, 2005    March 31, 2005
                                                 -------------    --------------

     Purchased parts                              $ 1,587,411       $ 1,452,080
     Work-in-process                                1,337,650         1,532,535
     Finished Goods                                   108,586           112,036
     Less:  Reserve for obsolescence                 (185,640)         (170,640)
                                                  -----------       -----------

                                                  $ 2,848,007       $ 2,926,011
                                                  ===========       ===========

                        TEL-INSTRUMENT ELECTRONICS CORP.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

                                                                                      Three Months Ended  Three Months Ended
                                                                                         June 30, 2005       June 30, 2004
                                                                                      ------------------  ------------------
Basic net income per share computation:
  Net income attributable to common stockholders                                           $   29,148         $   52,554
  Weighted-average common shares outstanding                                                2,187,831          2,144,151
  Basic net income per share attributable to common stockholders                           $     0.01         $     0.02
Diluted net income per share computation
  Net income attributable to common stockholders                                           $   29,148         $   52,554
  Weighted-average common shares outstanding                                                2,187,831          2,144,151
  Incremental shares attributable to the assumed exercise of
   outstanding stock options                                                                  150,017            126,345
  Total adjusted weighted-average shares                                                    2,337,848          2,270,496
  Diluted net income per share attributable to common stockholders                         $     0.01         $     0.02

Note 5  Stock Options

The Company accounts for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123 and 148, "Accounting for Stock-Based Compensation" ("SFAS 123 and 148"). Under SFAS 123 and 148 the Company provides pro forma net income and pro forma earnings per share disclosures for employee stock option grants made since fiscal 1996 as if the fair-value-based method as defined in SFAS No. 123 had been applied. The Company plans to adopt the fair value based method prescribed by SFAS No. 123R for the fiscal year ended March 31, 2007. The Company estimates the fair value of each option using the Black Scholes option-pricing model with the following weighted-average assumptions: expected dividend yield of 0.0%, risk-free interest rate of 5%, volatility at 50% and an expected life of 5 years. Had the Company determined compensation cost based on the fair market value at the grant date for its 394,900 outstanding stock options under SFAS No. 123, the pro forma amounts are indicated below:

                                                                               Three Months Ended    Three Months Ended
                                                                                 June 30, 2005         June 30, 2004
                                                                               ------------------    ------------------
Net income  - as reported                                                          $   29,148             $   52,554
Add: Stock-based employee compensation expense included
  In reported net income, net of taxes                                                 10,375                     --
Less: Total stock based employee compensation, net of taxes                           (27,137)               (11,318)
                                                                                   ----------             ----------
  Net income - pro forma                                                               12,386                 41,236
                                                                                   ==========             ==========
  Basic earnings per share - as reported                                                 0.01                   0.02
  Basic earnings per share - pro forma                                                   0.01                   0.02
  Diluted earnings per share - as reported                                               0.01                   0.02
  Diluted earnings  per share - pro forma                                                0.01                   0.02

Note 6  Reclassifcation

Certain prior year amounts have been reclassified to conform to the current year presentation.

                        TEL-INSTRUMENT ELECTRONICS CORP.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 7  Segment Information

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

The table below presents information about sales and gross margin. Cost of sales includes certain allocation factors for indirect costs. Engineering, research and development expenses and marketing and selling expenses represent direct expenses for the avionics and marine segments.

Three Months Ended                              Avionics       Avionics     Avionics       Marine         Corporate
June 30, 2005                                     Gov't         Comm'l.       Total        Systems           Items          Total
------------------                             ----------     ----------   ----------     ----------      ----------      ----------
Revenues                                       $2,373,035     $  562,072   $2,935,107     $  215,871                      $3,150,978
Cost of Sales                                     978,394        418,775    1,397,169        147,126                       1,544,295
                                               ----------     ----------   ----------     ----------                      ----------

Gross Margin                                    1,394,641        143,297    1,537,938         68,745                       1,606,683
                                               ----------     ----------   ----------     ----------                      ----------

Engineering, research, and
 development                                                                  586,698         41,824                         628,522
Selling, general, and admin.                                                  418,198         85,713         394,084         897,995
Amortization of intangibles                                                                                   21,549          21,549
Interest expense, net                                                             429            197              --             626
                                                                           ----------     ----------      ----------      ----------
Total expenses                                                              1,005,325        127,734         415,633       1,548,692
                                                                           ----------     ----------      ----------      ----------

Income before income taxes                                                 $  532,613     $  (58,989)     $ (415,633)     $   57,991
                                                                           ==========     ==========      ==========      ==========
Three Months Ended                              Avionics       Avionics     Avionics       Marine         Corporate
June 30, 2004                                     Gov't         Comm'l.       Total        Systems           Items          Total
------------------                             ----------     ----------   ----------     ----------      ----------      ----------
Revenues                                       $1,901,858     $  681,213   $2,583,071     $  229,729                      $2,812,800
Cost of Sales                                     787,576        406,178    1,193,754        141,486                       1,335,240
                                               ----------     ----------   ----------     ----------                      ----------

Gross Margin                                    1,114,282        275,035    1,389,317         88,243                       1,477,560
                                               ----------     ----------   ----------     ----------                      ----------

Engineering, research, and
 Development                                                                  496,008         36,442                         532,450
Selling, general, and admin.                                                  345,758         96,128         391,325         833,211
Amortization of intangibles                                                                                   21,549          21,549
Interest expense, net                                                           2,576            257              --           2,833
                                                                           ----------     ----------      ----------      ----------
Total expenses                                                                844,342        132,827         412,874       1,390,043
                                                                           ----------     ----------      ----------      ----------
Income before income taxes                                                 $  544,975     $  (44,584)     $ (412,874)     $   87,517
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

The Company has an existing contract with the U.S. Navy for the delivery of test equipment (AN/APM-480). The AN/APM-480 is a catalog product, which the Company also sells to civilian and other government customers. While the Company sells this product to the U.S. Navy, the proprietary rights to the technology are retained by the Company. Since the AN/APM-480 was a significant product, and the Company's premier IFF test set, the Company continued to improve the product to meet the needs of its other customers, to increase product performance, and to improve the manufacturing process. Further, although the AN/APM-480 was accepted and used by the Navy, since it was in substantial compliance with the specification, there were limited areas where the AN/APM-480 did not operate at maximum performance according to the specification. Since U.S. Navy was a significant customer and because of these minor specification issues, the Company agreed in fiscal year 2002 to provide enhancements at no additional cost to the customer.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

Results of Operations

Critical Accounting Policies (continued)

The Company, beginning in fiscal year 2002, began to accrue the cost of these enhancements as the units were shipped in order to properly match the revenues with the expenses. The Company considers this accrual similar to a warranty expense. The Company recorded the liability and the expense to cost of sales. The enhancements made, and to be made to the product, the Company believes, are relatively insignificant. The Company has shipped and has been paid for over 1,100 units (approximately $17,000,000 in revenues) through the period ended June 30, 2005, and the cost of these enhancements is less than 3% of the revenues. The customer continues to use the original product in the field, because the enhancements are not essential to the unit to perform the major functions of the delivered products. We continue to ship the units in accordance with the original contract, and are being paid in accordance with the terms of the original contract. Revenue was recognized because we substantially completed and fulfilled the terms specified in the original contract, the Navy took delivery and the Armed Forces are using the product in the field. There was no obligation to perform any enhancements at the time the original contract was signed in 2000, and when the first shipments were made in our fiscal year ended March 31, 2001.

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

Results of Operations

Critical Accounting Policies (continued)

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

Overview

For the first quarter ended June 30, 2005, total sales increased 12% to $3,150,978 as compared to the same quarter in the prior year, and net income decreased from $52,554 to $29,148 for the same period. The increase in sales is primarily attributed to the increase in avionics government sales. The increase in sales was offset by an increase in engineering, research and development expenditures for avionics in the first quarter of the current fiscal year as compared to the same period last year, and the loss for the marine systems division, resulting in a decrease in net income. Gross profit declined as a percentage from the same period in the last fiscal year due to lower gross profit on sales related to repairs and calibration. Operating expenses increased primarily due to increased SG&A and engineering, research and development expenses, resulting primarily from higher commission expenses and increased engineering efforts associated with new contracts and technology improvements discussed below. The Company is reviewing its gross profit and operating expenses in an effort to reduce cost.

Marine systems sales and gross profit decreased as a result of new product delays. Marine systems backlog has increased to approximately $117,000 at June 30, 2005 as compared to approximately $44,000 at June 30, 2004. The Company continues to closely monitor its operations.

Although cash declined in the June 30, 2005 quarter, the Company does not believe that cash and working capital will decline materially during the balance of fiscal year 2006.

In March 2005, the Company won a competitive procurement and was awarded a $17,344,853 multi-year, firm-fixed-price, indefinite-delivery/indefinite-quantity contract for the systems engineering, design and integration, fabrication, testing, and production of a Communications/Navigation (COMM/NAV) Radio Frequency (RF) Avionics Flightline Tester (CRAFT) with sonobuoy simulator capabilities. This contract is expected to be completed in March 2010. The CRAFT combines advanced navigation, communication, IFF, and sonobuoy test capabilities in a portable test set, which will utilize a flexible and expandable digital-signal-processing-based architecture. The CRAFT is another significant milestone for the Company, because the development of this technology will help solidify the Company as one of the

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

Results of Operations (continued)

Overview (continued)

leaders in the industry, and will meet the U.S. Navy's test requirements for years to come. The Company will continue funding the development of this product with shipments to begin in 2-3 years.

Investment in new product development continues for both avionics and marine systems in anticipation of expected customer needs and to remain as leaders in the respective industries. For the avionics division, the Company continues its work on the next generation of IFF test sets in anticipation of U.S. and NATO requirements for more sophisticated IFF testing. In addition, the Company continues the development of a foundation technology for future products, and the incorporation of other product enhancements in existing designs. The Company continues development of CRAFT (see above).

Sales

For the three months ended June 30, 2005, total avionics sales increased $352,036 (13.6%) to $2,935,107 as compared to the three months ended June 30, 2004. Avionics commercial sales decreased $119,141 (17.5%) to $562,072 for the quarter ended June 30, 2005 as compared to $681,213 for the same period in the prior fiscal year, primarily as a result of lower sales of the TR-220, and the weak financial condition of the airline industry. Avionics government sales increased $471,177 (24.8%) to $2,373,035 as compared to $1,901,858 for the first three months of the prior fiscal year. Shipments of the T-36M and the T-47N under a contract with the U.S. Army and sales of the T-47N to Royal Australian Air Force, through our distributor, was partially offset by lower sales of the AN/APM-480. Marine systems sales declined slightly from $229,729 for the quarter ended June 30, 2004 to $215,871 in the current quarter. Marine systems sales decreased as a result of new product delays. Marine systems backlog has increased to approximately $117,000 at June 30, 2005 as compared to approximately $44,000 at June 30, 2004.

Gross Margin

Gross margin increased $129,123 (8.7%) for the three months ended June 30, 2005 as compared to the same three months in the prior fiscal year. The increase in gross margin is primarily attributed to the higher sales volume. The gross margin percentage for the three months ended June 30, 2005 was 51.0% as compared to 52.5% for the three months ended June 30, 2004. The decrease in gross profit percentage is primarily attributed to lower gross profit on sales related to repairs and calibrations.

Operating Expenses

Selling, general and administrative expenses increased $64,784 (7.8%) for the three months ended June 30, 2005, as compared to the three months ended June 30, 2004. This increase is primarily attributed to higher commission expenses in the avionics division.

Engineering, research and development expenses increased $96,072 (18%) as a result of the increased research and development efforts, including the next generation of IFF test sets, CRAFT, enhancements to the TB-2100, and the TR-401.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

Results of Operations (continued)

Income Taxes

A provision for income taxes was recorded in the amount of $28,843 for the three months ended June 30, 2005 as compared to a tax provision of $34,963 for the three months ended June 30, 2004. These amounts represent the effective federal and state tax rate of approximately 40% on the Company's net income before taxes, plus additional New Jersey state taxes for the avionics business. Under New Jersey law, losses in the marine systems subsidiary cannot be applied to reduce taxes on the avionics business.

Liquidity and Capital Resources

At June 30, 2005 the Company had working capital of $4,168,806 as compared to $4,047,116 at March 31, 2005, but cash decreased. For the three months ended June 30, 2005, the Company used $226,543 in operations as compared to $506,387 for the three months ended June 30, 2004. This improvement in cash used in operations is primarily attributed to the change in accounts receivable, offset partially by a reduction in accounts payable.

The Company has a line of credit of $1,750,000 from Fleet Bank. The line of credit bears an interest rate of 0.5% above the lender's prevailing base rate, which is payable monthly, based upon the outstanding balance. The Company does not pay to maintain this open line. At June 30, 2005 the Company had no outstanding balance. The line of credit is collateralized by substantially all of the assets of the Company and expires in September 2005. The credit facility requires the Company to maintain certain financial covenants. As of June 30, 2005, the Company was in compliance with all financial covenants.

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

There was no significant impact on the Company's operations as a result of inflation for the three months ended June 30, 2005. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended March 31, 2005.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company, at this time, is generally not exposed to financial market risks, including changes in interest rates, foreign currency exchange rates, and marketable equity security prices.

Item 4. Controls and Procedures

The Company adopted disclosure controls and procedures, as called for by the recently adopted legislation and rules of the Securities and Exchange
Commission. Under Rules promulgated by the SEC, disclosure controls and procedures are defined as "those controls or other procedures of the issuer that are designed to ensure that information required to be disclosed by the issuer in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the commission's rules and forms." The Chief Executive Officer and Principal Accounting Officer evaluated the Company's Disclosure Controls and Procedures at June 30, 2005 and have concluded that they are effective, based on their evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.

There were no changes in internal control over financial reporting identified in connection with the evaluation as of June 30, 2005 by the Chief Executive Officer and Principal Accounting Officer, required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15, which occurred during our last fiscal quarter and which have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

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

                                          TEL-INSTRUMENT ELECTRONICS CORP.

Date: August 18, 2005                     By: /s/ Harold K. Fletcher
                                              ----------------------------------
                                              Harold K. Fletcher
                                              Chairman and President

Date: August 18, 2005                     By: /s/ Joseph P. Macaluso
                                              ----------------------------------
                                              Joseph P. Macaluso
                                              Principal Accounting Officer