Form 10-Q
period 2005-09-30
TEL INSTRUMENT ELECTRONICS CORP
filed 2005-11-14
CIK 96885

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 2005

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                 Yes [X] No [_]

Indicate the number of shares outstanding of the issuer's common stock, as of the latest practical date:

2,210,731 shares of Common stock, $.10 par value as of November 7, 2005.

                     TEL-INSTRUMENT ELECTRONICS CORPORATION

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----

            Part I - Financial Information

Item 1.     Condensed Consolidated Financial Statements (Unaudited):

            Condensed Consolidated Balance Sheets
            September 30, 2005 and March 31, 2005                              1

            Condensed Consolidated Statements of Operations -
            Three and Six Months Ended September 30, 2005 and 2004             2

            Condensed Consolidated Statements of Cash Flows -
            Six Months Ended September 30, 2005 and 2004                       3

            Notes to Condensed Consolidated Financial Statements             4-8

Item 2.     Management's Discussion and Analysis of the Results of
            Operations and Financial Condition                              9-13

Item 3.     Quantitative and Qualitative Disclosures about Market Risk        14

Item 4.     Controls and Procedures                                           14

            Part II - Other Information

Item 6.     Exhibits                                                          14

            Signatures                                                        14

            Certifications                                                 15-17

Item 1 - Financial Statements

                     TEL-INSTRUMENT ELECTRONICS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS                                                     September 30, 2005  March 31, 2005
                                                           ------------------  --------------
                                                               (Unaudited)
Current assets:
  Cash and cash equivalents                                    $1,588,841       $  826,959
  Accounts receivable, net                                      1,378,095        1,610,519
  Inventories, net                                              2,411,204        2,926,011
  Taxes receivable                                                125,674          125,674
  Prepaid expenses and other current assets                       153,754          124,946
  Deferred income taxes                                           526,203          583,560
                                                               ----------       ----------
Total current assets                                            6,183,771        6,197,669

Property, plant and equipment, net                                819,931          844,075
Intangible assets, net                                            326,851          283,754
Other assets                                                      308,132          302,135
                                                               ----------       ----------
Total assets                                                   $7,595,588       $7,670,730
                                                               ==========       ==========

LIABILITIES & STOCKHOLDERS EQUITY

Current liabilities:
  Convertible note payable - related party - current portion   $   50,000       $   50,000
  Convertible subordinated notes - related party                    7,500            7,500
  Notes payable - other                                            58,000           58,000
  Capitalized lease obligations - current portion                    --              2,323
  Accounts payable                                                282,783          481,146
  Deferred revenues                                               149,991          169,866
  Accrued payroll, vacation pay, profit sharing
    and payroll taxes                                             328,815          353,704
  Accrued expenses                                              1,075,608        1,028,014
                                                               ----------       ----------
Total current liabilities                                       1,952,697        2,150,553

Convertible notes payable - related party - long-term             150,000          150,000
Deferred taxes - long-term                                         43,000           43,000
                                                               ----------       ----------
Total liabilities                                               2,145,697        2,343,553

Stockholders' equity:
   Common stock, par value $.10 per share, 2,195,731 and
       2,187,831 issued and  outstanding as of September 30,
       2005, and March 31, 2005, respectively                     219,576          218,786
   Additional paid-in capital                                   4,081,570        4,024,910
   Retained earnings                                            1,148,745        1,083,481
                                                               ----------       ----------
Total stockholders' equity                                      5,449,891        5,327,177
                                                               ----------       ----------
Total liabilities and stockholders' equity                     $7,595,588       $7,670,730
                                                               ==========       ==========

See accompanying notes to condensed financial statements

                     TEL-INSTRUMENT ELECTRONICS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                               Three Months Ended             Six Months Ended
                                        Sept. 30, 2005  Sept. 30, 2004  Sept. 30, 2005  Sept. 30, 2004
                                        --------------  --------------  --------------  --------------

Net sales                                 $ 3,094,442    $ 2,238,950     $ 6,245,420      $ 5,051,750

Cost of sales                               1,589,623      1,026,411       3,133,918        2,361,651
                                          -----------    -----------     -----------      -----------
Gross margin                                1,504,819      1,212,539       3,111,502        2,690,099

Operating expenses
  Selling, general and administrative         774,853        808,742       1,672,848        1,641,953
  Amortization of intangibles                  21,549         21,549          43,098           43,098
  Engineering, research and development       643,578        510,046       1,272,100        1,042,496
                                          -----------    -----------     -----------      -----------
Total operating expenses                    1,439,980      1,340,337       2,988,046        2,727,547
                                          -----------    -----------     -----------      -----------
     Income (loss) from operations             64,839       (127,798)        123,456          (37,448)

Other income (expense):
  Interest income                               3,300          3,246           6,390            6,750
  Interest expense                             (3,255)        (7,225)         (6,971)         (13,562)
                                          -----------    -----------     -----------      -----------
Income (loss) before taxes                     64,884       (131,777)        122,875          (44,260)

Provision (benefit) for income taxes-          28,768        (52,644)         57,611          (17,681)
                                          -----------    -----------     -----------      -----------
Net income (loss)                         $    36,116    $   (79,133)    $    65,264      $   (26,579)
                                          ===========    ===========     ===========      ===========

Basic income (loss) per common share            $0.02         $(0.04)          $0.03           $(0.01)
                                                =====         ======           =====           ======
Diluted income (loss) per common share          $0.02         $(0.04)          $0.03           $(0.01)
                                                =====         ======           =====           ======
Dividends per share                              None           None            None             None
Weighted average shares outstanding
     Basic                                  2,190,006      2,144,301       2,189,074        2,144,237
     Diluted                                2,302,015      2,144,301       2,301,083        2,144,237

See accompanying notes to condensed financial statements

                     TEL-INSTRUMENT ELECTRONICS CORPORATION
           CONDENSED CONSOLIDATED COMPARATIVE STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                   Six Months Ended
                                                           Sept. 30, 2005  Sept. 30, 2004
                                                           --------------  --------------
Cash flows from operating activities:
Net income (loss)                                           $    65,264    $   (26,579)
Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
    Deferred income taxes                                        57,356        (17,681)
    Depreciation                                                136,829        130,414
    Amortization of intangibles                                  43,098         43,098
    Non-cash stock-based compensation                            43,230           --
Changes in operating assets or liabilities:
   Decrease (increase) in accounts receivable, net              232,424       (521,449)
   Decrease (increase) in inventories, net                      514,807       (331,814)
   (Increase) decrease in prepaid expenses and
       other current assets                                     (28,808)        32,292
   (Increase) decrease in other assets                           (5,997)         1,835
   (Decrease) increase in accounts payable                     (198,363)       253,044
   (Decrease) increase in deferred revenues                     (19,875)        33,154
   (Decrease) increase  in accrued payroll, vacation pay,
     and payroll taxes                                          (24,889)        55,666
  Increase in accrued expenses                                   47,594         44,249
                                                            -----------    -----------
Net cash provided by (used in) operating activities             862,670       (303,771)
                                                            -----------    -----------
Cash flows from investing activities:
  Purchases of property, plant and equipment                   (112,685)      (168,536)
                                                            -----------    -----------
Net cash used in investing activities                          (112,685)      (168,536)
                                                            -----------    -----------
Cash flows from financing activities:
  Proceeds from exercise of stock options                        14,220          1,080
  Payment of capitalized lease obligations                       (2,323)       (10,931)
                                                            -----------    -----------
  Net cash provided by (used in) financing activities            11,897         (9,851)
                                                            -----------    -----------
Net increase (decrease) in cash and cash equivalents            761,882       (482,158)
Cash and cash equivalents at beginning of period                826,959      1,509,828
                                                            -----------    -----------
Cash and cash equivalents at end of period                  $ 1,588,841    $ 1,027,670
                                                            ===========    ===========
Supplemental information
     Interest paid                                          $     4,500    $     2,383
                                                            ===========    ===========

See accompanying notes to condensed financial statements

                        TEL-INSTRUMENT ELECTRONICS CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position of Tel-Instrument Electronics Corp as of September 30, 2005, the results of operations for the three and six months ended September 30, 2005 and September 30, 2004, and statements of cash flows for the six months ended September 30, 2005 and September 30, 2004. These results are not necessarily indicative of the results to be expected for the full year.

The financial statements have been prepared in accordance with the requirements of Form 10-Q and consequently do not include disclosures normally made in an Annual Report on Form 10-K. The March 31, 2005 results included herein have been derived from the audited financial statements included in the Company's annual report on Form 10-K. Accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2005.

Note 2 Accounts Receivable, net

Accounts receivable, net, consist of:

                                            September 30, 2005    March 31, 2005

       Commercial                               $   718,119        $   642,954
       Government                                   703,004          1,013,771
       Allowance for doubtful accounts              (43,028)           (46,206)
                                                -----------        -----------
       Total                                    $ 1,378,095        $ 1,610,519
                                                ===========        ===========

Note 3 Inventories, net

Inventories, net, consist of:

                                            September 30, 2005    March 31, 2005

       Purchased parts                          $ 1,457,761        $ 1,452,080
       Work-in-process                            1,052,761          1,532,535
       Finished goods                                92,901            112,036
       Less:  Reserve for obsolescence             (192,219)          (170,640)
                                                -----------        -----------
       Total                                    $ 2,411,204        $ 2,926,011
                                                ===========        ===========

                        TEL-INSTRUMENT ELECTRONICS CORP.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 4 Earnings Per Share

The Company's basic income (loss) per common share is based on net income for the relevant period, divided by the weighted average number of common shares outstanding during the period. Diluted income per common share is based on net income (loss), divided by the weighted average number of common shares outstanding during the period, including common share equivalents, such as outstanding stock options. Common share equivalents are not included in the calculation for the three and six months ended September 30, 2004 since the effect would be antidilutive.

                                                              Three Months Ended   Three Months Ended
                                                              September 30, 2005   September 30, 2004
                                                              ------------------   ------------------
Basic net income (loss) per share computation:
  Net income (loss) for common stockholders                      $    36,116          $   (79,133)
  Weighted-average common shares outstanding                       2,190,006            2,144,301
  Basic net income (loss) per share for common stockholders      $      0.02          $     (0.04)
Diluted net income (loss) per share computation
  Net income (loss) for common stockholders                      $    36,116          $   (79,133)
  Weighted-average common shares outstanding                       2,190,006            2,144,301
  Incremental shares attributable to the assumed exercise of
       outstanding stock options                                     112,009                 --
  Total adjusted weighted-average shares                           2,302,015            2,144,301
  Diluted net income (loss) per share for common stockholders    $      0.02          $     (0.04)

                                                                Six Months Ended      Six Months Ended
                                                              September 30, 2005    September 30, 2004
                                                              ------------------    ------------------
Basic net income (loss) per share computation:
  Net income (loss) for common stockholders                      $    65,264          $   (26,579)
  Weighted-average common shares outstanding                       2,189,074            2,144,237
  Basic net income (loss) per share for common stockholders      $      0.03          $     (0.01)
Diluted net income (loss) per share computation
  Net income (loss) for common stockholders                      $    65,264          $   (26,579)
  Weighted-average common shares outstanding                       2,189,074            2,144,237
  Incremental shares attributable to the assumed exercise of
       outstanding stock options                                     112,009                 --
  Total adjusted weighted-average shares                           2,301,083            2,144,237
  Diluted net income (loss) per share for common stockholders    $      0.03          $     (0.01)

                        TEL-INSTRUMENT ELECTRONICS CORP.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)


Note 5 Stock Options

The Company accounts for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123 and 148, "Accounting for Stock-Based Compensation" ("SFAS 123 and 148"). Under SFAS 123 and 148, the Company provides pro forma net income and pro forma earnings per share disclosures for employee stock option grants made since fiscal 1996 as if the fair-value-based method as defined in SFAS No. 123 has been applied. The Company currently plans to adopt the fair value based method prescribed by SFAS 123R for the fiscal year ended March 31, 2007.

The Company estimates the fair value of each option using the Black Scholes option-pricing model with the following weighted-average assumptions: expected dividend yield of 0.0%, risk-free interest rate of 5%, volatility at 50% and an expected life of 5 years. Had the Company determined compensation cost based on the fair market value at the grant date for its 408,500 outstanding stock options under SFAS No. 123R, the pro forma amounts are indicated below:

                                                     Six Months Ended     Six Months Ended
                                                    September 30, 2005   September 30, 2004
                                                    ------------------   ------------------

Net income (loss)  - as reported                       $   65,264         $  (26,579)
Add: Stock-based compensation expense included
          in reported net income, net of taxes             25,960               --
Less fair value of stock options, net of taxes            (35,009)           (13,156)
                                                           ------            -------
Net income  (loss)- pro forma                              56,215            (39,735)
                                                           ======            =======
Basic earnings (loss) per share - as reported                0.03              (0.01)
Basic earnings (loss) per share - pro forma                  0.03              (0.02)

Diluted earnings (loss) per share - as reported              0.03              (0.01)
Diluted earnings (loss) per share - pro forma                0.02              (0.02)

                                                    Three Months Ended   Three Months Ended
                                                    September 30, 2005   September 30, 2004
                                                    ------------------   ------------------

Net income (loss)  - as reported                       $   36,116         $  (79,133)
Add: Stock-based compensation expense included
          in reported net income, net of taxes             10,321               --
Less fair value of stock options, net of taxes            (17,505)            (1,838)
                                                           ------            -------
Net income  (loss)- pro forma                              28,932            (80,971)
                                                           ======            =======
Basic earnings (loss) per share - as reported                0.02              (0.04)
Basic earnings (loss) per share - pro forma                  0.01              (0.04)

Diluted earnings (loss) per share - as reported              0.02              (0.04)
Diluted earnings (loss) per share - pro forma                0.01              (0.04)

                        TEL-INSTRUMENT ELECTRONICS CORP.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 6 Segment Information

Information is presented for the Company's three reportable activities, avionics government, avionics commercial, and marine systems. There are no inter-segment revenues.

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

Three Months Ended                     Avionics       Avionics       Avionics         Marine        Corporate
September 30, 2005                       Gov't         Comm'l.         Total          Systems         Items           Total
------------------                       -----         -------         -----          -------         -----           -----

Sales                                $ 1,832,373     $   917,352    $ 2,749,725     $   344,717                    $ 3,094,442
Cost of sales                            833,272         543,166      1,376,438         213,185                      1,589,623
                                     -----------     -----------    -----------     -----------                    -----------
Gross margin                             999,101         374,186      1,373,287         131,532                      1,504,819
                                     -----------     -----------    -----------     -----------                    -----------
Engineering, research, & dev.                                           592,793          50,785                        643,578
Selling, general, and admin.                                            330,078          91,652    $   353,123         774,853
Amortization of intangibles                                                                             21,549          21,549
Interest,, net                                                              (45)           --             --               (45)
                                                                    -----------     -----------    -----------     -----------
Total expenses                                                          922,826         142,437        374,672       1,439,935
                                                                    -----------     -----------    -----------     -----------
Income (loss) before income taxes                                   $    450,461    $   (10,905)   $  (374,672)     $   64,884
                                                                    ============    ===========    ===========      ==========

Three Months Ended                     Avionics        Avionics       Avionics        Marine        Corporate
September 30, 2004                       Gov't          Comm'l.         Total         Systems         Items           Total
------------------                       -----          -------         -----         -------         -----           -----

Sales                                $ 1,382,992     $   702,338    $ 2,085,330     $   153,620                    $ 2,238,950
Cost of sales                            505,861         425,210        931,071          95,340                      1,026,411
                                     -----------     -----------    -----------     -----------                    -----------
Gross margin                             877,131         277,128      1,154,259          58,280                      1,212,539
                                     -----------     -----------    -----------     -----------                    -----------
Engineering, research, & dev.                                           414,688          95,358                        510,046
Selling, general, and admin.                                            326,268         100,927    $   381,547         808,742
Amortization of intangibles                                                                             21,549          21,549
Interest expense, net                                                     3,800             179           --             3,979
                                                                    -----------     -----------    -----------     -----------
Total expenses                                                          744,756         196,464        403,096       1,344,316
                                                                    -----------     -----------    -----------     -----------
Income (loss) before income taxes                                   $   409,503     $  (138,184)   $  (403,096)    $  (131,777)
                                                                    ===========     ===========    ===========     ===========

                        TEL-INSTRUMENT ELECTRONICS CORP.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 6 Segment Information (continued)

Six Months Ended                       Avionics       Avionics       Avionics         Marine        Corporate
September 30, 2005                       Gov't         Comm'l.         Total          Systems         Items           Total
------------------                       -----         -------         -----          -------         -----           -----
Sales                                $ 4,205,408     $ 1,479,424    $ 5,684,832     $   560,588                    $ 6,245,420
Cost of sales                          1,811,666         961,941      2,773,607         360,311                      3,133,918
                                     -----------     -----------    -----------     -----------                    -----------
Gross margin                           2,393,742         517,483      2,911,225         200,277                      3,111,502
                                     -----------     -----------    -----------     -----------                    -----------
Engineering, research, & dev.                                         1,179,491          92,609                      1,272,100
Selling, general, and admin.                                            748,276         177,365    $   747,207       1,672,848
Amortization of intangibles                                                                             43,098          43,098
Interest expense, net                                                       581            --             --               581
                                                                    -----------     -----------    -----------     -----------
Total expenses                                                        1,928,348         269,974        790,305       2,988,627
                                                                    -----------     -----------    -----------     -----------
Income (loss) before income taxes                                   $   982,897     $   (69,697)   $  (790,305)    $   122,875
                                                                    ===========     ===========    ===========     ===========

Six Months Ended                       Avionics       Avionics       Avionics         Marine        Corporate
September 30, 2004                       Gov't         Comm'l.         Total          Systems         Items           Total
------------------                       -----         -------         -----          -------         -----           -----
Sales                                $ 3,284,850     $ 1,383,551    $ 4,668,401     $   383,349                    $ 5,051,750
Cost of sales                          1,293,437         831,388      2,124,825         236,826                      2,361,651
                                     -----------     -----------    -----------     -----------                    -----------
Gross margin                           1,991,413         552,163      2,543,576         146,523                      2,690,099
                                     -----------     -----------    -----------     -----------                    -----------
Engineering, research, & dev.                                           905,553         136,943                      1,042,496
Selling, general, and admin.                                            672,026         197,056    $   772,871       1,641,953
Amortization of intangibles                                                                             43,098          43,098
Interest expense, net                                                     6,376             436           --             6,812
                                                                    -----------     -----------    -----------     -----------
Total expenses                                                        1,583,955         334,435        815,969       2,734,359
                                                                    -----------     -----------    -----------     -----------
Income (loss) before income taxes                                   $   959,621     $  (187,912)   $  (815,969)    $   (44,260)
                                                                    ===========     ===========    ===========     ===========

Note 7 Reclassifcation

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

The Company, beginning in fiscal year 2002, began to accrue the cost of these enhancements as the original units were shipped in order to properly match the revenues with the expenses. The Company considers this accrual similar to a warranty expense, and recorded the liability and the expense to cost of sales. The enhancements made, and to be made to the product, the Company believes, are relatively insignificant. The Company has shipped and has been paid for over 1,200 units (approximately $17,000,000 in revenues)

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

Critical Accounting Policies (continued)

through the period ended September 30, 2005, and the cost of these enhancements is less than 3% of the revenues. The customer continues to use the original product in the field, because the enhancements are not essential to the unit to perform the major functions of the delivered products. We continue to ship the units in accordance with the original contract, and are being paid in accordance with the terms of the original contract. Revenue was recognized because Tel substantially completed and fulfilled the terms specified in the original contract, the Navy took delivery and the Armed Forces are using the product in the field. There was no obligation to perform any enhancements at the time the original contract was signed in 2000, and when the first shipments were made in our fiscal year ended March 31, 2001.

The costs, estimated to be approximately $480 per unit are for labor and material, based upon our experience manufacturing the product, and our standard costing information. The Company is charging costs of performing the enhancement to the accrued liability as the units are shipped. This accrual is being reduced as the units are enhanced and returned to the military.

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

Results of Operations

Overview

In March  2005,  the  Company won a  competitive  procurement  and was awarded a
$17,344,853                    multi-year,                     firm-fixed-price,
indefinite-delivery/indefinite-quantity contract for the systems engineering, design and integration, fabrication, testing, and production of a Communications/Navigation (COMM/NAV) Radio Frequency (RF) Avionics Flightline Tester (CRAFT) with sonobuoy simulator capabilities. In August 2005, this contract was modified to include testing of the next generation of IFF in this state-of-the-art multi-function test set. This contract is expected to be completed in March 2010. The CRAFT combines advanced navigation, communication, IFF, and sonobuoy test capabilities in a portable test set, which will utilize a flexible and expandable digital-signal-processing-based architecture. The CRAFT is another significant milestone for the Company, because the development of this technology will help solidify the Company as one of the leaders in the industry, and will meet the U.S. Navy's test requirements for years to come. The Company will continue funding the development of this product. This contract currently has production options totaling 750 units, which if exercised, would result in deliveries beginning in early fiscal year 2008. The Company believes the CRAFT technology is a significant advance on current products in the marketplace and will form the basis for a new family of test instruments which will diversify and modernize our product line and could lead to additional sales. Tel is actively pursuing other major government contracts and is continuing its efforts to broaden its markets and products.

Sales and operating results for the first six months of the 2006 fiscal year have improved as compared to the same six months in fiscal year 2005, although near-to-mid-term commercial and military orders have continued to be below expectations.

For the six months ended September 30, 2005, total sales increased 24% to $6,245,420 as compared to the same period in the prior year, and net income for the six months ended September 30, 2005 was $65,264 as compared to a loss of $26,579 for the first six months of the prior fiscal year. The increase in sales is primarily attributed to the increase in avionics government sales. The increase in sales was offset by an increase in engineering, research and development expenditures for avionics. Gross profit declined as a percentage from the same period in the last fiscal year primarily as a result of a change in product mix, lower pricing on commercial products and lower gross margin on billings related to the documentation and test activities for CRAFT and on the initial shipments of the TR-401. In the second quarter of fiscal year 2006, the marine systems showed improvement. The introduction, production, and shipment of new products significantly increased sales, but decreased the product backlog as new orders have been below expectations.

As of September 30, 2005, cash increased to $1,588,841 from $826,959 at March 31, 2005 as a result of reductions in inventories and accounts receivable.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

Results of Operations (continued)

Sales

Sales of avionics products increased $664,395 (31.9%) and $1,016,431 (21.8%) for the three and six months ended September 30, 2005, respectively, as compared to the same periods in the prior year. Avionics commercial sales increased $215,014 (30.6%) for the three months ended September 30, 2005, which is attributed to sales of the new TB-2100 Bench Test set, an increase in sales for the TR-220 line of Multi-Function Test sets and the T-30D, partially offset by lower sales for repairs and calibrations. For the six months ended September 30, 2005, avionics commercial sales increased $95,873 (6.9%) as a result of sales for the new TB-2100 Bench Test set and increased sales of the T-30D, partially offset by lower sales of the TR-220 line of Multi-Function Test sets. The weak financial condition of the commercial airline industry continues to curtail significant growth in this segment. Avionics government sales increased $449,381 (32.5%) for the second quarter of fiscal year 2006 as compared to the second quarter last year. Shipments of the AN/APM-480 to the U.S. Navy, an increase in sales of the T-47N associated with a contract with the U.S. Military, sales of the TR-401, and billings related to the test and documentation phase of the CRAFT program were offset by lower sales of the T-760 and sales of the AN/APM-480 to customers other than the U.S. Navy. Avionics government sales increased $920,558 (28%) for the six months ended September 30, 2005. An increase in sales of the T-47N and the T-36M associated with a contract with the U.S, Military was partially offset by lower sales of the AN/APM-480 to customers other than the U.S. Navy, the T-760 and the T-30CM. Marine Systems sales increased $191,097 and $177,239 for the three and six months ended September 30, 2005, respectively, as compared to the three and six months ended September 30, 2004. The introduction, production, and shipment of new products significantly increased sales, but decreased the product backlog as new orders have been below expectations.

Gross Margin

Gross margin increased $292,280 (24.1%) and $421,403 (15.7%) for the three and six months ended September 30, 2005, respectively, as compared to the same period in the prior fiscal year. The increase in gross margin is primarily attributed to the higher sales volume. The gross margin percentage for the three months ended September 30, 2005 was 48.6% as compared to 54.2% for the three months ended September 30, 2004. The gross margin percentage for the six months ended September 30, 2005 was 49.8% as compared to 53.3% for the six months ended September 30, 2004. The decrease in gross margin percentage is primarily as a result of a change in product mix, lower pricing on commercial products and lower gross margin on billings related to the documentation and test activities for CRAFT, and the initial shipments of the TR-401.

Operating Expenses

Selling, general and administrative expenses decreased $33,889 (4.2%) for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004, primarily as a result of lower administrative salaries, and a decrease in advertising expenses for the marine systems division. Selling, general and administrative expenses increased $30,895 (1.9%) for the six months ended September 30, 2005 as compared to the same period last year, as the result of higher commission expenses for the avionics division and higher salaries which were partially offset by lower travel expenses for the avionics division and lower advertising expenses for the marine systems division.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

Operating Expenses (continued)

Engineering, research and development expenses increased $133,532 (26.2%) and $229,604 (22%) for the three and six months ended September 30, 2005, respectively, as compared to the same periods in the prior fiscal year as a result of increased research and development efforts, including CRAFT, enhancements to the TB-2100, and the TR-401.

Income Taxes

A provision for income taxes was recorded in the amount of $57,611 for the six months ended September 30, 2005 as compared to a tax benefit of $17,681 for the six months ended September 30, 2004 as a result of the loss for that period. These amounts represent the effective federal and state tax rate of approximately 40% on the Company's net income before taxes, plus additional New Jersey state taxes for the avionics business. Under New Jersey law, losses in the marine systems subsidiary cannot be applied to reduce taxes on the avionics business

Liquidity and Capital Resources

At September 30, 2005, the Company had positive working capital of $4,231,074 as compared to $4,047,116 at March 31, 2005, and cash increased to $1,588,841 from $826,959 at March 31, 2005. For the six months ended September 30, 2005, the Company generated $862,670 in cash from operating activities as compared to using $303,771 for the same period last year. This improvement in cash from operating activities is primarily attributed to a reduction in inventories and accounts receivable, partially offset by a reduction in accounts payable.
Stockholders' equity increased to $5,449,891 at September 30, 2005 from $5,327,177 at March 31, 2005.

The Company has a line of credit of $1,750,000 from Bank of America. The line of credit bears an interest rate of 0.5% above the lender's prevailing base rate, which is payable monthly, based upon the outstanding balance. The Company does not pay any fees to maintain this open line. At September 30, 2005, the Company had no outstanding balance. The line of credit is collateralized by substantially all of the assets of the Company, and requires the Company to maintain certain financial covenants. As of September 30, 2005, the Company was in compliance with all financial covenants. The Company has received a commitment from the bank to renew this line for another year, and, as such, the line of credit will expire on November 30, 2006.

Based upon the current backlog, which has increased to $6,400,000 at September 30, 2005 from $6,200,000 at March 31, 2005, its existing credit line, and cash balance, the Company believes that it has sufficient working capital to fund its operating plans for at least the next twelve months. However, as the Company pursues additional opportunities, the need for additional capital may arise. The Company will evaluate its alternatives when these opportunities arise. The Company has also retained Semaphore Capital Advisors as its investment bankers, to help pursue acquisitions and alliances and, if needed, to help raise capital. The Company maintains its cash balance primarily in a money market account until needed.

There was no significant impact on the Company's operations as a result of inflation for the six months ended September 30, 2005. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended March 31, 2005.

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

The Company, at this time, is generally not exposed to financial market risks, including changes in interest rates, foreign currency exchange rates, and marketable equity security prices.

Item 4.     Controls and Procedures

The Company adopted disclosure controls and procedures, as called for by the recently adopted legislation and rules of the Securities and Exchange
Commission. Under Rules promulgated by the SEC, disclosure controls and procedures are defined as "those controls or other procedures of the issuer that are designed to ensure that information required to be disclosed by the issuer in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the commission's rules and forms." The Chief Executive Officer and Principal Accounting Officer evaluated the Company's Disclosure Controls and Procedures at September 30, 2005 and have concluded that they are effective, based on their evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.

There were no changes in internal control over financial reporting identified in connection with the evaluation as of September 30, 2005 by the Chief Executive Officer and Principal Accounting Officer, required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15, which occurred during Tel's last fiscal quarter and which have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

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

                                                TEL-INSTRUMENT ELECTRONICS CORP.

Date: November 11, 2005                         By: /s/ Harold K. Fletcher
                                                    ----------------------------
                                                    /s/ Harold K. Fletcher
                                                    Chairman and President

Date: November 11, 2005                         By: /s/ Joseph P. Macaluso
                                                    ----------------------------
                                                    /s/ Joseph P. Macaluso
                                                    Principal Accounting Officer