Form 10-Q
period 2005-12-31
TEL INSTRUMENT ELECTRONICS CORP
filed 2006-02-14
CIK 96885

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                          -----------------------------

                                    FORM 10-Q

      |X|     QUARTERLY REPORT PURSUANT TO SECTION 13 OR
              15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended December 31, 2005

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

2,254,381 shares of Common stock, $.10 par value as of February 10, 2006.

                     TEL-INSTRUMENT ELECTRONICS CORPORATION

                                TABLE OF CONTENTS

                                                                          PAGE

          Part I - Financial Information

Item 1.   Condensed Consolidated Financial Statements (Unaudited):

          Condensed Consolidated Comparative Balance Sheets
             December 31, 2005 and March 31, 2005                          1

          Condensed Consolidated Comparative Statements of Operations -
             Three and Nine Months Ended December 31, 2005 and 2004        2

          Condensed Consolidated Comparative Statements of Cash Flows -
             Nine Months Ended December 31, 2005 and 2004                  3

          Notes to Condensed Consolidated Financial Statements             4-8

Item 2.   Management's Discussion and Analysis of Results of
             Operations and Financial Condition                            9-14

Item 3.   Quantitative and Qualitative Disclosures about Market Risk       14

Item 4.   Controls and Procedures                                          14


          Part II     Other Information

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds      14

Item 4.   Submission of Matters to a Vote of Security Holders              15

Item 6.   Exhibits                                                         15




          Signatures                                                       15

          Certifications                                                   16-18

Item 1 - Financial Statements

                     TEL-INSTRUMENT ELECTRONICS CORPORATION
                CONDENSED CONSOLIDATED COMPARATIVE BALANCE SHEETS

ASSETS

                                                                 December 31,   March 31,
                                                                     2005         2005
                                                                 ------------   ---------
                                                                 (Unaudited)
Current assets:

  Cash and cash equivalents                                       $1,416,378   $  826,959
  Accounts receivable, net                                         1,988,585    1,610,519
  Inventories, net                                                 2,186,003    2,926,011
  Taxes receivable                                                   125,674      125,674
  Prepaid expenses and other current assets                          178,514      124,946
  Deferred income tax benefit - current                              583,560      467,366
                                                                  ----------   ----------
Total current assets                                               6,362,520    6,197,669

Property, plant, and equipment, net                                  808,319      844,075
Intangible assets, net                                               262,205      326,851
Other assets                                                         312,990      302,135
                                                                  ----------   ----------
Total assets                                                      $7,746,034   $7,670,730
                                                                  ==========   ==========

LIABILITIES & STOCKHOLDERS EQUITY

Current liabilities:

  Convertible note payable - related party - current portion      $   50,000   $   50,000
  Convertible subordinated note - related party                        7,500        7,500
  Notes payable - other                                               58,000       58,000
  Capitalized lease obligations - current portion                       --          2,323
  Accounts payable                                                   368,504      481,146
  Deferred revenues                                                  164,206      169,866
  Accrued payroll, vacation pay, profit sharing
     and payroll taxes                                               342,894      353,704
  Accrued expenses                                                   905,020    1,028,014
                                                                  ----------   ----------
Total current liabilities                                          1,896,124    2,150,553

Convertible notes payable - related party - non-current portion      150,000      150,000
Deferred taxes - long-term                                            43,000       43,000
                                                                  ----------   ----------
Total liabilities                                                  2,089,124    2,343,553

Stockholders' equity:

  Common stock, par value $.10 per share; 2,254,381                  225,441      218,786
       and 2,187,831 issued and outstanding as of
       December 31, 2005, and March 31, 2005, respectively

  Additional paid-in capital                                       4,196,180    4,024,910
  Retained earnings                                                1,235,289    1,083,481
                                                                  ----------   ----------
Total stockholders' equity                                         5,659,910    5,327,177
                                                                  ----------   ----------
Total liabilities and stockholders' equity                        $7,746,034   $7,670,730
                                                                  ==========   ==========

See accompanying notes to condensed consolidated financial statements.

                     TEL-INSTRUMENT ELECTRONICS CORPORATION
           CONDENSED CONSOLIDATED COMPARATIVE STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                     Three Months Ended                   Nine Months Ended

                                             Dec. 31, 2005      Dec. 31, 2004      Dec. 31, 2005      Dec. 31, 2004
                                             -------------      -------------      -------------      -------------
Net sales                                      3,008,995          2,782,090          9,254,415          7,833,840

Cost of sales                                  1,478,538          1,232,404          4,612,456          3,594,055
                                             -----------        -----------        -----------        -----------
Gross margin                                   1,530,457          1,549,686          4,641,959          4,239,785

Operating expenses:
  Selling, general & administrative              743,894            844,758          2,416,742          2,486,711
  Amortization of intangibles                     21,549             21,549             64,647             64,647
  Engineering, research, & development           609,842            610,781          1,881,942          1,653,277
                                             -----------        -----------        -----------        -----------
Total operating expenses                       1,375,285          1,477,088          4,363,331          4,204,635

  Income from operations                         155,172             72,598            278,628             35,150

Other income (expense):
  Interest income                                  6,683              2,387             13,073              9,137
  Interest expense                                (4,436)            (5,214)           (11,407)           (18,776)
                                             -----------        -----------        -----------        -----------
Income before taxes                              157,419             69,771            280,294             25,511

Provision for income taxes                        70,875             27,725            128,486             10,044
                                             -----------        -----------        -----------        -----------
Net income                                   $    86,544        $    42,046        $   151,808        $    15,467
                                             ===========        ===========        ===========        ===========
  Basic income per common share              $      0.04        $      0.02        $      0.07        $      0.01
  Diluted income per common share            $      0.04        $      0.02        $      0.07        $      0.01

Dividends per share                                 None               None               None               None

Weighted average shares outstanding
  Basic                                        2,229,244          2,156,771          2,204,476          2,149,199
  Diluted                                      2,296,385          2,272,473          2,271,617          2,264,901

See accompanying notes to condensed consolidated financial statements.

                     TEL-INSTRUMENT ELECTRONICS CORPORATION
           CONDENSED CONSOLIDATED COMPARATIVE STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                   Nine Months Ended     Nine Months Ended
                                                                   December 31, 2005     December 31, 2004
                                                                   -----------------     -----------------
Cash flows from operating activities
Net income                                                           $   151,808           $    15,467
Adjustments to reconcile net income to net cash provided by
  (used in) operating activities:
  Deferred income taxes                                                  116,194                10,047
  Depreciation                                                           205,862               217,462
  Amortization of intangibles                                             64,646                64,647
  Non-cash stock-based compensation                                       43,230                    --

Changes in assets and liabilities:
  Increase in accounts receivable                                       (378,066)             (829,786)
  Decrease (increase) in inventories                                     740,008              (570,837)
  Increase in prepaid expenses and other current assets                  (53,568)              (21,136)
  Increase in other assets                                               (10,855)               (9,072)
  (Decrease) increase in accounts payable                               (112,642)              139,051
  (Decrease) increase in deferred revenues                                (5,660)               88,549
  (Decrease) increase in accrued payroll, vacation pay,
    and payroll taxes                                                    (10,810)               54,914
  Decrease in accrued expenses                                          (122,994)              (24,524)
                                                                     -----------           -----------
Net cash (used in) provided by operations                                627,153              (865,218)
                                                                     -----------           -----------

Cash flows from investing activities:
  Purchases of property, plant and equipment                            (170,106)             (233,066)
                                                                     -----------           -----------
Net cash used in investing activities                                   (170,106)             (233,066)
                                                                     -----------           -----------
Cash flows from financing activities:

Proceeds from exercise of stock options                                  134,695                69,780
Repayment of capitalized lease obligations                                (2,323)              (16,915)
                                                                     -----------           -----------
Net cash provided by financing activities                                132,372                52,865
                                                                     -----------           -----------

Net increase (decrease) in cash and cash equivalents                     589,419            (1,045,419)
Cash and cash equivalents at beginning of period                         826,959             1,509,828
                                                                     -----------           -----------
Cash and cash equivalents at end of period                           $ 1,416,378           $   464,409
                                                                     ===========           ===========
Supplemental Cash Flow Information:

Interest paid                                                        $    84,847           $    84,847
                                                                     ===========           ===========
Taxes paid                                                           $    12,038           $        --
                                                                     ===========           ===========


See accompanying notes to condensed consolidated financial statements

                         TEL-INSTRUMENT ELECTRONICS CORP
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1     Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position of Tel-Instrument Electronics Corp as of December 31, 2005, the results of operations for the three and nine months ended December 31, 2005 and December 31, 2004, and statements of cash flows for the nine months ended December 31, 2005 and December 31, 2004. These results are not necessarily indicative of the results to be expected for the full year.

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

Note 2     Accounts Receivable

The following table sets forth the components of accounts receivable:

                                            December 31, 2005     March 31, 2005
                                            -----------------     --------------
           Commercial                         $   477,120          $   642,954
           Government                           1,554,493            1,013,771
           Allowance for Bad Debts                (43,028)             (46,206)
                                              -----------          -----------
           Total                              $ 1,988,585          $ 1,610,519
                                              ===========          ===========

Note 3     Inventories

Inventories consist of:

                                            December 31, 2005     March 31, 2005
                                            -----------------     --------------
           Purchased Parts                    $ 1,294,038          $ 1,452,080
           Work-in-Process                        889,096            1,532,535
           Finished Goods                         168,288              112,036
           Less: Reserve for Obsolescence        (165,419)            (170,640)
                                              -----------          -----------
           Total                              $ 2,186,003          $ 2,926,011
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

                                                                    Three Months Ended    Three Months Ended
                                                                    December 31, 2005     December 31, 2004
                                                                    ------------------    ------------------
Basic net income per share computation:
  Net income for common stockholders                                 $        86,544       $        42,046
  Weighted-average common shares outstanding                               2,229,244             2,156,771
  Basic net income per share for common stockholders                 $          0.04       $          0.02

Diluted net income per share computation
  Net income for common stockholders                                 $        86,544       $        42,046
  Weighted-average common shares outstanding                               2,229,244             2,156,771
  Incremental shares attributable to the assumed exercise of
       outstanding stock options (exercise price below market)                67,141               115,702
  Total adjusted weighted-average shares                                   2,296,385             2,272,473
  Diluted net income per share for common stockholders               $          0.04       $          0.02

                                                                    Nine Months Ended    Nine Months Ended
                                                                    December 31, 2005    December 31, 2004
                                                                    -----------------    -----------------
Basic net income per share computation:
  Net income for common stockholders                                 $       151,808       $        15,467
  Weighted-average common shares outstanding                               2,204,476             2,149,199
  Basic net income per share for common stockholders                 $          0.07       $          0.01

Diluted net income per share computation
  Net income for common stockholders                                 $       151,808       $        15,467
  Weighted-average common shares outstanding                               2,204,476             2,149,199
  Incremental shares attributable to the assumed exercise of
       outstanding stock options (exercise price below market)                67,141               115,702
  Total adjusted weighted-average shares                                   2,271,617             2,264,901
  Diluted net income per share for common stockholders               $          0.07       $          0.01

                         TEL-INSTRUMENT ELECTRONICS CORP
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The Company estimates the fair value of each option using the Black Scholes option-pricing model with the following weighted-average assumptions: expected dividend yield of 0.0%, risk-free interest rate of 5.0%, volatility at 50% and an expected life of 5 years. Had the Company determined compensation cost based on the fair market value at the grant date for its 359,100 outstanding stock options under SFAS No. 123R, the pro forma amounts are indicated below:

                                                Nine Months Ended   Nine Months Ended
                                                December 31, 2005   December 31, 2004
                                                -----------------   -----------------
Net income - as reported                           $   151,808      $    15,467
Add: Stock-based compensation expense included
  in reported net income, net of taxes                  25,960             --
Less fair value of stock options                       (54,265)         (44,986)
                                                   -----------      -----------
Net income (loss) - pro forma                          123,503          (29,519)
                                                   ===========      ===========
Basic earnings per share - as reported                    0.07             0.01
Basic earnings (loss) per share - pro forma               0.06            (0.01)

Diluted earnings per share - as reported                  0.07             0.01
Diluted earnings (loss) per share - pro forma             0.05            (0.01)


                                                Three Months Ended  Three Months Ended
                                                December 31, 2005   December 31, 2004
                                                -----------------   -----------------
Net income  - as reported                          $    86,544      $    42,046
Less fair value of stock options                       (18,088)         (14,996)
                                                   -----------      -----------
Net income - pro forma                                  68,456           27,050
                                                   ===========      ===========
Basic earnings per share - as reported                    0.04             0.02
Basic earnings per share - pro forma                      0.03             0.01

Diluted earnings per share - as reported                  0.04             0.02
Diluted earnings per share - pro forma                    0.03             0.01

                         TEL-INSTRUMENT ELECTRONICS CORP
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 6     Segment Information

Information is presented for the Company's three reportable activities, avionics government, avionics commercial and marine systems. There are no inter-segment revenues.

The Company is organized primarily on the basis of its avionics and marine instrument products. The avionics government market consists primarily of the design, manufacture, and sale of test equipment to U.S. and foreign governments and militaries, either direct or through distributors. The avionics commercial market consists primarily of the design, manufacture, and sales of test equipment to domestic and foreign airlines, to commercial distributors, and to general aviation repair and maintenance shops. The avionics commercial market also includes sales related to repairs and calibration which have a lower gross margin. The Company primarily develops and designs test equipment for the avionics industry and, as such, the Company's products and designs cross segments. The marine instrumentation systems segment primarily consists of the design, manufacture, and sale of different products to hydrographic, oceanographic researchers, engineers, geophysicists, and surveyors.

The table below presents information about sales and gross margin. Costs of sales include certain allocation factors for indirect costs. Additionally, administrative expenses have been allocated between avionics and marine systems.

Three Months Ended                    Avionics        Avionics        Avionics        Marine         Corporate
December 31, 2005                      Gov't           Comm'l.         Total          Systems          Items           Total
-----------------                   -----------     -----------     -----------     -----------      ---------      -----------
Sales                                $ 2,136,714    $   699,118     $ 2,835,832     $   173,163                     $ 3,008,995
Cost of sales                            904,016        443,688       1,347,704         130,834                       1,478,538
                                     -----------    -----------     -----------     -----------                     -----------
Gross margin                           1,232,698        255,430       1,488,128          42,329                       1,530,457
                                     -----------    -----------     -----------     -----------                     -----------
Engineering, research, and                                              562,066          47,776                         609,842
 development
Selling, general, and admin                                             297,325          84,189         362,380         743,894
Amort. of intangibles                                                                                    21,549          21,549
Interest expense, net                                                    (2,394)            147              --          (2,247)
                                                                    -----------     -----------     -----------     -----------
Total expenses                                                          856,997         132,112         383,929       1,373,038
                                                                    -----------     -----------     -----------     -----------
Income (loss) before income                                         $   631,131     $   (89,783)    $  (383,929)    $   157,419
taxes                                                               ===========     ===========     ===========     ===========


Three Months Ended                    Avionics        Avionics        Avionics        Marine         Corporate
December 31, 2004                      Gov't           Comm'l.         Total          Systems          Items           Total
-----------------                   -----------     -----------     -----------     -----------      ---------      -----------
Sales                               $ 1,667,293     $   844,487     $ 2,511,780     $   270,310                     $ 2,782,090
Cost of sales                           600,020         467,092       1,067,112         165,292                       1,232,404
                                    ------------    -----------     -----------     -----------                     -----------
Gross margin                          1,067,273         377,395       1,444,668         105,018                       1,549,686
                                    ------------    -----------     -----------     -----------                     -----------
Engineering, research,& dev                                             522,044          88,737         610,781
Selling, general, and admin                                             361,492         105,934         377,332         844,758
Interest expense, net                                                        --              --          21,549          21,549
Amort. of intangibles                                                     3,006            (179)             --           2,827
                                                                    -----------     -----------     -----------     -----------
Total expenses                                                          886,542         199,492         398,881       1,479,915
                                                                    -----------     -----------     -----------     -----------
Income (loss) before income                                         $   558,126     $   (89,474)    $  (398,881)    $    69,771
taxes                                                               ===========     ===========     ===========     ===========

                        TEL-INSTRUMENT ELECTRONICS CORP.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 6     Segment Information (continued)

Nine Months Ended                     Avionics      Avionics     Avionics         Marine        Corporate
December 31, 2005                      Gov't         Comm'l.      Total          Systems          Items            Total
-----------------                  ------------  ------------  -----------     -----------     ------------     -----------
Sales                              $  6,342,122  $  2,178,542  $ 8,520,664     $   733,751                      $ 9,254,415
Cost of sales                         2,715,682     1,405,629    4,121,311         491,145                        4,612,456
                                   ------------  ------------  -----------     -----------                      -----------
Gross margin                          3,626,440       772,913    4,399,353         242,606                        4,641,959
                                   ------------  ------------  -----------     -----------                      -----------
Engineering, research, and                                       1,741,557         140,385                        1,881,942
 development
Selling, general, and admin                                      1,045,601         261,554        1,109,587       2,416,742
Amort. of intangibles                                                   --              --           64,647          64,647
Interest expense, net                                               (1,813)            147               --          (1,666)
                                                               -----------     -----------     ------------     -----------
Total expenses                                                   2,785,345         402,086        1,174,234       4,361,665
                                                               -----------     -----------     ------------     -----------
Income (loss) before income                                    $ 1,614,008     $  (159,480)    $ (1,174,234)    $   280,294
taxes                                                          ===========     ===========     ============     ===========

Nine Months Ended                     Avionics      Avionics     Avionics         Marine        Corporate
December 31, 2004                      Gov't         Comm'l.      Total          Systems          Items            Total
                                   ------------  ------------  -----------     -----------     ------------     -----------
Sales                              $  4,952,143  $  2,228,038  $ 7,180,181     $   653,659                      $ 7,833,840
Cost of sales                         1,893,457     1,298,480    3,191,937         402,118                        3,594,055
                                   ------------  ------------  -----------     -----------                      -----------
Gross margin                          3,058,686       929,558    3,988,244         251,541                        4,239,785
                                   ------------  ------------  -----------     -----------                      -----------
Engineering, research,& dev.                                     1,427,597         225,680                        1,653,277
Selling, general, and admin                                      1,033,519         302,990        1,150,202       2,486,711
Amort. of intangibles                                                                                64,647          64,647
Interest expense, net                                                9,382             257               --           9,639
                                                               -----------     -----------     ------------     -----------
Total expenses                                                   2,470,498         528,927        1,214,849       4,214,274
                                                               -----------     -----------     ------------     -----------
Income (loss) before income                                    $ 1,517,746     $  (277,386)    $ (1,214,849)    $    25,511
taxes                                                          ===========     ===========     ============     ===========

Note 7     Reclassifcation

Certain prior year amounts have been reclassified to conform to the current year presentation

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

The Company has a contract with the U.S. Navy for the delivery of test equipment (AN/APM-480), which will expire in June 2006. The AN/APM-480 is a catalog product, which the Company also sells to civilian and other government customers. While the Company sells this product to the U.S. Navy, the proprietary rights to the technology are retained by the Company. Since the AN/APM-480 was a significant product, and the Company's premier IFF test set, the Company continued to improve the product to meet the needs of its other customers, to increase product performance, and to improve the manufacturing process. Further, although the AN/APM-480 was accepted and used by the Navy, since it was in substantial compliance with the specification, there were limited areas where the AN/APM-480 did not operate at maximum performance according to the specification. Since U.S. Navy was a significant customer and because of these minor specification issues, the Company agreed in fiscal year 2002 to provide enhancements at no additional cost to the customer.

The Company, in fiscal year 2002, began to accrue the cost of these enhancements as the original units were shipped in order to properly match the revenues with the expenses. The Company considers this accrual similar to a warranty expense, and recorded the liability and the expense to cost of sales. The enhancements made, and to be made to the product, the Company believes, are relatively insignificant. The Company has shipped and has been paid for over 1,200 units (approximately $17,000,000 in revenues) through the period

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
           RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

Critical Accounting Policies (continued)

ended December 31, 2005, and the cost of these enhancements is less than 3% of the revenues. The customer continues to use the original product in the field because the enhancements are not essential to the unit to perform the major functions of the delivered products. We continue to ship the units in accordance with the original contract, and are being paid in accordance with the terms of the original contract. Revenue was recognized because Tel substantially completed and fulfilled the terms specified in the original contract, the Navy took delivery and the Armed Forces are using the product in the field. There was no obligation to perform any enhancements at the time the original contract was signed in 2000, and when the first shipments were made in our fiscal year ended March 31, 2001.

The costs, estimated to be approximately $480 per unit are for labor and material, based upon our experience manufacturing the product, and our standard costing information. The Company is charging costs of performing the enhancement to the accrued liability as the units are shipped. This accrual is being reduced as the units are enhanced and returned to the military. The units are enhanced as the U.S. Navy returns the original units. As of December 31, 2005, approximately 484 units have been enhanced and shipped. The Company anticipates that the balance will be shipped by December 31, 2006.

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

Property, Plant and equipment - property and equipment are stated at cost, less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the respective assets over periods ranging from three to eight years. Useful lives are estimated at the time the asset is acquired and are based upon historical experience with similar assets as well as taking into account anticipated technological or other changes. Leasehold improvements are amortized over the term of the lease or the useful life of the asset, whichever is shorter.

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

Overview

In March 2005, the Company won a competitive procurement and was awarded a $17,344,853 multi-year, firm-fixed-price, indefinite-delivery/indefinite-quantity contract for the systems engineering, design and integration, fabrication, testing, and production of a Communications/Navigation (COMM/NAV) Radio Frequency (RF) Avionics Flightline Tester (CRAFT) with sonobuoy simulator capabilities. In August 2005, this contract was modified to include testing function for the next generation of IFF in this state-of-the-art multi-function test set. This contract is expected to be completed in March 2010. The CRAFT combines advanced navigation, communication, IFF, and sonobuoy test capabilities in a portable test set, which will utilize a flexible and expandable digital-signal-processing-based architecture. The CRAFT is another significant milestone for the Company, because the development of this technology will establish the Company's position as a leader in the industry, and will meet the U.S. Navy's test requirements for years to come. Part of the increase in engineering costs for the nine months ended December 31, 2005 is due to the Company internally funding the CRAFT development. This contract currently has production options totaling 750 units, which if exercised, would result in deliveries beginning in early fiscal year 2008. The Company believes the CRAFT technology is a significant advance on current products in the marketplace and will form the basis for a new family of test instruments which will diversify and modernize our product line and could lead to additional sales.

Sales and operating results for the first nine months of the 2006 fiscal year have improved as compared to the same nine months in fiscal year 2005. However, near-to-mid-term commercial and military orders have continued to be well below expectations. If this decline continues, and taking into account the continued funding of CRAFT, sales and earnings for the next year are likely to be unfavorably affected. The backlog, including orders for the test and documentation phase of CRAFT, decreased approximately $1,000,000 from March 31, 2005 to December 31, 2005 to approximately $3,700,000. Tel is actively pursuing other major government contracts and is continuing its efforts to broaden its markets and products. The Company is also reviewing its operating costs, and will take the appropriate measures to maintain its strong financial position.

For the nine months ended December 31, 2005, sales of marine systems products increased, even though sales were delayed as engineering made improvements to the product, and the loss before taxes also decreased as compared to the same period in the prior fiscal year. However, new orders have remained below expectations.

For the nine months ended December 31, 2005, net sales increased 18% to $9,254,415 as compared to the same period in the prior year, and net income for the nine months ended December 31, 2005 was $151,808 as compared to $15,467 for the first nine months of the prior fiscal year. The increase in sales is primarily attributed to the increase in avionics government sales. The increase in sales was offset by an increase in engineering, research and development expenditures for avionics. Gross profit declined as a percentage as

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
           RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Overview (continued)

compared to the same period in the last fiscal year primarily as a result of a change in product mix, lower pricing on commercial products and lower gross margin on billings related to the documentation and test activities for CRAFT and on the initial shipments of a new military product, the TR-401.

As of December 31, 2005, cash increased to $1,416,378 from $826,959 at March 31, 2005 primarily as a result of a reduction in inventories.

The Company continues actively to pursue opportunities, including new government programs, in both the commercial and government avionics and marine systems markets, both domestically and internationally.

Results of Operations

Sales

Sales of avionics products increased $324,052 (12.9%) and $1,340,483 (18.7% for the three and nine months ended December 31, 2005, respectively, as compared to the same periods in the prior year . Avionics government sales increased $469,421 (28.2%) for the three months ended December 31, 2005 as compared to the same period in the prior fiscal year. Increased shipments of the AN/APM-480 to the U.S. Navy (6 more units remain to be shipped under this contract as of December 31, 2005), T-760 and billings related to the documentation and test activities for CRAFT were partially offset by lower shipments of the T-36M, T-30CM, T-30D and the AN/APM-480 to customers other than the U.S. Navy. For the nine months ended December 31, 2005, avionics government sales increased $1,389,979 (28.1%). An increase in shipments of the T-47N and the T-36M, associated with a contract to the U.S. Military, was partially offset by lower shipments of the T-30CM and the AN/APM-480 to customers other than the U.S. Navy. Avionics commercial sales decreased $145,369 (17.2%), for the three months ended December 31, 2005 as compared to the same period last year, primarily as a result of lower prices due to more intense competition. For the nine months ended December 31, 2005, avionics commercial sales decreased $49,496 (2.2%) as compared to the nine months ended December 31, 2004; lower prices due to more intense competition were partially offset by increases in shipments of the T-30D and the T-36C.

Marine systems sales decreased $97,147 from $270,310 for the three months ended December 31, 2004 to $173,163 for the three months ended December 31, 2005, but increased $80,092 to $733,751 for the nine months ended December 31, 2005, as compared to $653,659 for the same period in the last year, as new orders have been below expectations.

Gross Margin

Gross margin decreased $19,229 (1.2%) for the three months ended December 31, 2005, as compared to the same period last year. The decrease in gross profit is attributable to lower pricing on commercial products, change in product mix, lower gross margin on billings related to the documentation activities for CRAFT, and lower gross margins on calibration and repair sales. These declines were partially offset by the increase in volume. The gross margin percentage for the three months ended December 31, 2005 was 50.9 as compared to 55.7% for the three months ended December 31, 2004. Gross margin increased $402,174 (9.5%) for the nine months ended December 31, 2005 as compared to the same nine months in the previous year. The increase is primarily attributed to the increase in sales volume, partially offset lower pricing on commercial products, change in product mix, lower gross margin on billings related to the documentation activities for CRAFT, the initial shipment of the TR-401, and lower gross margins on

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
           RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations (continued)

Gross Margin (continued)

calibration and repair sales. The gross margin percentage for the nine months ended December 31, 2005 was 50.1% compared to 54.1% for the nine months ended December 31, 2004.

Operating Expenses

Selling, general and administrative expenses decreased $100,864 (11.9%) for the three months ended December 31, 2005 as compared to the three months ended December 31, 2004. For the three month period, lower administrative salaries, selling commissions, travel expenses, and marketing consulting expenses for the avionics division and lower advertising for marine systems were offset partially by an increase in salaries for marketing and sales for the avionics division, in addition to higher professional fees. For the nine months ended December 31, 2005, selling, general and administrative expenses decreased $69,969 (2.8%) as compared to the nine months ended December 31, 2004. For the nine month period lower marketing consulting and travel expenses for the avionics division and lower advertising expenses for marine systems was partially offset by an increase in selling commissions and salaries for marketing and sales for the avionics division.

For the nine months ended December 31, 2005, engineering, research, and development expenditures increased $228,665 (13.8%) as compared to the same nine months in the prior year as a result of CRAFT, enhancements to the TB-2100, and the TR-401 for the avionics division offset partially by a decrease in expenditures for the marine systems division.

Income Taxes

Income taxes increased $43,150 and $118,442, respectively, for the three and nine months ended December 31, 2005 as compared to the same periods last year as a result of the increase in profit. These amounts represent the effective federal and state tax rate of approximately 40% on the Company's net income before taxes, plus additional New Jersey state taxes for the avionics business. Under New Jersey law, losses in the marine systems subsidiary cannot be applied to reduce taxes on the avionics business

Liquidity and Capital Resources

At December 31, 2005, the Company had working capital of $4,466,396 as compared to $4,047,116 at March 31, 2005, and cash increased to $1,416,378 from $826,959 at March 31, 2005. For the nine months ended December 31, 2005, the Company generated $627,153 of cash from operating activities as compared to using $865,218 for the nine months ended December 31, 2004. This improvement in cash from operating activities is primarily attributed to a reduction in inventories and accounts receivable, and an increase in profit, partially offset by a reduction in accounts payable and other accrued expenses. Stockholders' equity increased to $5,659,910 at December 31, 2005 from $5,327,177 at March 31, 2005.

The Company has a line of credit of $1,750,000 from Bank of America (previously Fleet Bank). The line of credit bears an interest rate of 0.5% above the lender's prevailing base rate, based upon the outstanding balance. The Company does not pay any fees to maintain this open line. At December 31, 2005, the Company had no outstanding balance. The line of credit is collateralized by substantially all of the assets of the Company.

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
           RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Liquidity and Capital Resources (continued)

The credit facility requires the Company to maintain certain financial covenants. As of December 31, 2005, the Company was in compliance with all financial covenants. The line of credit expires at September 30, 2006.

Based upon the current backlog, its existing credit line, and cash balance, the Company believes that it has sufficient working capital to fund its operating plans for at least the next twelve months. The Company maintains its cash balance primarily in a money market account until needed.

There was no significant impact on the Company's operations as a result of inflation for the nine months ended December 31, 2005. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended March 31, 2005.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

The Company, at this time, is generally not exposed to financial market risks, including changes in interest rates, foreign currency exchange rates, and marketable equity security prices.

Item 4.    Controls and Procedures

The Company adopted disclosure controls and procedures, as called for by legislation and by the rules of the Securities and Exchange Commission. Under Rules promulgated by the SEC, disclosure controls and procedures are defined as "those controls or other procedures of the issuer that are designed to ensure that information required to be disclosed by the issuer in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the commission's rules and forms." The Chief Executive Officer and Principal Accounting Officer evaluated the Company's Disclosure Controls and Procedures at December 31, 2005 and have concluded that they are effective, based on their evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.

There were no changes in internal control over financial reporting identified in connection with the evaluation as of December 31, 2005 by the Chief Executive Officer and Principal Accounting Officer, required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15, which occurred during Tel's last fiscal quarter and which have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

Part II Other Information

Item 2     Unregistered sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities and there were no repurchases of equity securities during the Company's third quarter ended December 31, 2005.

Item 4     Submission of Matters to a Vote of Security Holders

(a) The Annual Meeting of Shareholders was held on December 7, 2004 (the "Annual Meeting").
(b) Not applicable because (i) there was no solicitation in opposition to management's nominees as listed in the Company's proxy statement pursuant to Regulation 14; and (ii) all of such nominees who were directors, previously reported to the Commission, were re-elected.
(c) At the Annual Meeting, the Company's shareholders voted in favor of re-electing management's nominees for election as directors of the Company as follows:

                                                  For              Against
                                               ---------           -------
      Harold K. Fletcher                       2,002,878            18,366
      George J. Leon                           2,020,848             366
      Robert J. Melnick                        2,002,878            18,366
      Jeff C. O'Hara                           2,002,878            18,366
      Robert A. Rice                           2,020,848             366
      Robert H. Walker                         2,020,848             366

The shareholders also voted 2,020,115 shares in favor of ratifying the audit committee's appointment of BDO Seidman LLP, as the Company's independent auditors for the fiscal year ending March 31, 2006. Shareholders totaling 366 shares withheld their vote, and shareholders totaling 733 shares abstained.

(d)   Not applicable

Item 6.    Exhibits

        a. Exhibits

            31.1 Certification by CEO pursuant to Rule 13a-14 under the Securities Exchange Act.

            31.2 Certification by CFO pursuant to Rule 13a-14 under the Securities Exchange Act.

                  32.1  Certifications by CEO and CFO pursuant to 18 U.S.C.
                        Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          TEL-INSTRUMENT ELECTRONICS CORP.

Date:    February 13, 2006                By: /s/ Harold K. Fletcher
                                              ---------------------------
                                              /s/ Harold K. Fletcher
                                                  Chairman and President

Date:   February 13, 2006                 By: /s/ Joseph P. Macaluso
                                              ---------------------------
                                              /s/ Joseph P. Macaluso
                                                  Principal Accounting Officer