Form 10-K
period 2006-06-26
TEL INSTRUMENT ELECTRONICS CORP
filed 2006-07-11
CIK 96885

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

              Annual Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

For the fiscal year ended March 31, 2006            Commission File No. 33-18978

                         TEL-INSTRUMENT ELECTRONICS CORP
--------------------------------------------------------------------------------
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

Securities registered pursuant to Section 12(b) of the Act:

2,291,881 shares of Common Stock were outstanding as of June 26, 2006.

Title of Each Class                         Name of Exchange on Which Registered
---------------------------                 ------------------------------------
Common Stock $.10 par value                 American Stock Exchange

Indicate by checkmark if registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes |_| No |X|

Indicate by checkmark if registrant is not required to file reports  pursuant to
Section 13 or Section 15(d) of the Act. Yes |_| No |X|

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated filer |_|   Accelerated filer |_|    Non-accelerated filer |X|

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Act). Yes |_| No |X|

The aggregate market value of the voting Common Stock (par value $.10 per share) held by non-affiliates on September 30, 2005 was $4,348,301 using the closing price on September 30, 2005.

Total Pages - 64; Exhibit Index - pages 58-59

                                     PART I

Item 1. Description of Business

      General

      Tel-Instrument Electronics Corp ("Tel" or the "Company") has been in business since 1947, and is a leading designer and manufacturer of avionics test and measurement solutions for the global commercial air transport, general aviation, and government/military aerospace and defense markets. The Company provides instruments to test, measure, calibrate, and repair a wide range of airborne navigation and communication equipment.

      Tel's instruments are used to test navigation and communications equipment installed in aircraft, both on the flight line ("ramp testers") and in the maintenance shop ("bench testers"), and range in list price from $7,500 to $85,000 per unit. Tel continues to develop new products in anticipation of customers' needs and to maintain its strong market position. Its development of multifunction testers, for example, has made it easier for customers to perform ramp tests with less operator training, fewer test sets, and lower product support costs. In recent years the Company has become a major manufacturer and supplier of IFF (Identification Friend or Foe) flight line test equipment.

      In fiscal year 2006, the Company completed deliveries under its major multi-year contract with the U.S. Navy for AN/APM-480 test sets. In March 2005, the U.S. Navy awarded the Company a $17,344,853 multi-year, firm-fixed-price, indefinite-delivery/indefinite-quantity contract for the systems engineering, design and integration, fabrication, testing, and production of a Communications/Navigation (COMM/NAV) Radio Frequency (RF) Avionics Flightline Tester ("CRAFT") with sonobuoy simulator capabilities. This contract is expected to be completed in March 2010. The CRAFT combines advanced navigation, communication, and sonobuoy test capabilities in a portable test set, which will utilize a flexible and expandable digital-signal-processing-based architecture. The contract was subsequently amended to include the next generation of IFF testing, and this test set has been designated as the AN/USM-708.

      A significant portion of the Company's current engineering efforts is devoted to the development of the AN/USM-708 technology. This contract currently has production options totaling 750 units, which if exercised, would result in deliveries beginning in early calendar year 2008. The Company believes the AN/USM-708 technology is a significant advance on current products in the marketplace and will form the basis for a new family of test instruments for government and commercial markets, and which will diversify and modernize Tel's product line and could lead to additional sales (See Management's Discussion of Financial Condition and Results of Operations).

      In January, 2004, the Company acquired privately held Innerspace Technology, Inc. ("ITI"). References to the Company or Tel include ITI unless the context requires otherwise (see Note 17 to the Notes to Consolidated Financial Statements - Segment Information).

      ITI is a leading designer and manufacturer of marine instrumentation systems, including depth sounders and tide gauges, and is a systems integrator to support hydrographers, oceanographers, researchers, engineers, geophysicists, and surveyors worldwide with components, complete turnkey systems, and equipment rentals. To assist in providing a full-function system for its customers, ITI sells Trimble Global Positioning (GPS) products as part of its systems offerings.

Item 1. Description of Business

      A depth sounder is an instrument that uses an acoustic transmitter and receiver to map the contour of the sea floor, and ITI offers these products with both single and dual frequency operation, and at unit prices ranging from approximately $5,000 to $20,000. In fiscal year 2006 the Company made improvements to its tide gauge, upgraded its sounder with the Windows operating system which will allow for improvements to instrument function and operator user friendliness, and developed a new Hydrographic Survey System, which incorporates the depth sounder, global positioning system (GPS), and survey software in one self-contained unit. The product improvement process delayed the introduction of new products, which adversely affected sales in fiscal year 2006, but the Company hopes that these product improvements will help to increase sales in fiscal year 2007.

      Since this division has not met revenue expectations, the Company has reviewed the operations of this division, scaled back costs, and charged to operations the remaining unamortized intangible assets ($240,655) in fiscal year 2006. Marketing efforts have been focused on major customers, and on a recently identified U.S. Army requirement for a portable, multi-function system.

      Marketing and Distribution

      Domestic commercial sales are made directly or through distributors. No direct commercial customer accounted for more than 10% of commercial sales in fiscal years 2006, 2005, and 2004. Domestic distributors receive a
      15%-20% discount for stocking, selling, and, in some cases, providing product calibration and repairs. Tel gives a 5% to 15% discount to non-stocking distributors, and to independent sales representatives, depending on their sales volume and promotional effort. Avionics
      International and Aero Express, independent domestic distributors, accounted for 9%, 10%, and 8%, and 7%, 15%, and 26% of commercial sales, respectively, for the three years ended March 31, 2006, 2005, and 2004. The loss of either of these distributors would not have a material adverse effect on the Company or its operations.

      Marketing to the U.S. Government is made directly by employees of the Company or through independent sales representatives, who receive similar commissions. For the years ended March 31, 2006, 2005, and 2004, sales to the U.S. Government, including shipments through the the government's logistics center, represented approximately 47%, 37%, and 44%, respectively, of net avionics sales.

      International sales are made direct, through American export agents, or through the Company's overseas distributors at a discount reflecting a 20% selling commission, under written or oral, year-to-year arrangements. The Company has an exclusive distribution agreement with Muirhead Avionics and Accessories, Ltd, based in the United Kingdom, to represent the Company in parts of Europe, and with Milspec Services in Australia and New Zealand. Muirhead accounted for approximately 17%, 20%, and 20% of commercial sales in the years ended March 31, 2006, 2005 and 2004, respectively. For the year ended March 31, 2006, sales to Milspec represented approximately 11% of government sales. Tel also sells its products through exclusive distributors in Spain, Portugal, and the Far East and is exploring distribution in other areas. For the years ended March 31, 2006, 2005, and 2004, total international sales were 20%, 18%, and 18%, respectively, of total avionics sales. Additionally, the Company entered into an agreement with M.P.G. Instruments s.r.l., based in Italy, wherein this distributor

Item 1. Description of Business

      Marketing and Distribution (continued)

      has the exclusive sales rights for DME/P ramp and bench test units. The Company continues to explore additional marketing opportunities in other parts of the world, including the Far East. The Company has no material assets overseas.

      Tel also provides customers with calibration and repair services. Future domestic market growth will be affected in part by whether the U.S. Federal Aviation Administration (FAA) implements plans to upgrade the U.S. air traffic control system and by continuing recent industry trends towards more sophisticated avionics systems, both of which would require the design and manufacture of new test equipment. The military market is affected by additional requirements by the Department of Defense. The Company believes its test equipment is recognized by its customers for its quality, durability, reliability, and affordability.

      Most ITI sales of marine products are made directly to customers. In fiscal year 2006, one customer, Sevenson Environmental Services represented 18% percent of total sales. No one customer accounted for 10% or more of ITI's sales for fiscal 2005. ITI's products are recognized in the market for their quality, reliability, and affordability.

      Backlog

      Set forth below is Tel's avionics backlog at March 31, 2006, 2005, and 2004.

                                       Commercial     Government       Total
                                       ----------     ----------       -----
         March 31, 2006                 $100,600      $3,091,793     $3,192,393
         March 31, 2005                 $567,095      $5,603,658     $6,170,753
         March 31, 2004                 $496,156      $2,922,491     $3,418,647

      ITI's backlog at March 31, 2006 was $39,065 as compared to $65,315 at March 31, 2005.

      Tel believes that most of its backlog at March 31, 2006 will be delivered during the next two fiscal years. Reduction in backlog from fiscal year 2005 to 2006 is primarily a result of having completed delivery of the 50 T-47NH units to the Royal Australian Air Force ($694,350), and the T-36M and T-47NH to the U.S. Army ($1,815,000). Commercial backlog declined as a result of the continuing financial difficulties in the commercial airline industry. Historically, commercial and government orders received by the Company, other than for larger programs, like the AN/APM-480 or AN/USM-708, are received and shipped within the year and, as such, are not reflected in year-end backlog.

      All of the backlog is pursuant to purchase orders and all of the government contracts are fully funded. However, government contracts are always susceptible to termination for convenience by the government.

      Suppliers

      Tel and ITI obtain its purchased parts from a number of suppliers. These materials are standard in the industry, and the Company foresees no difficulty in obtaining purchased parts, as needed, at acceptable prices.

Item 1. Description of Business

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

      The civilian market for avionic test equipment is dominated by three manufacturers, including Tel, IFR and JC Air, and both IFR and JC Air are now divisions of Aeroflex. This market is relatively small and highly competitive. Tel has been successful because of its high quality, user friendly products and competitive prices.

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

      In recent years the Company has become an important supplier for the U.S. Military, as well as the NATO countries, for flight line IFF test equipment. The AN/USM-708 program, discussed above, involves a new generation of technology, including the next generation of IFF testing, and is expected to allow the Company to continue to be a major supplier of avionics test equipment to the military for years to come.

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

Item 1. Description of Business

      Engineering, Research, and Development

      In the fiscal years ended March 31, 2006, 2005, and 2004, Tel spent $2,534,497, $2,186,828, and $2,152,515, respectively, on the engineering, research, and development of new and improved products. None of these amounts was sponsored by customers. Tel's management believes that continued significant expenditures for engineering, research, and development are necessary to enable Tel to expand its products, sales, and profits.

      Engineering, research, and development expenditures in fiscal 2006 were directed primarily to the continued development of the new AN/USM-708 (CRAFT) next generation multi-function test set for the U.S. Navy, including the next generation of IFF testing sets, improvements to the multi-function commercial bench tester (TB-2100), and the incorporation of other product enhancements in existing designs. The Company owns all of these designs.

      Personnel

      At June 10, 2006, Tel had 25 full-time employees in manufacturing, materials management, and quality assurance, 13 in administration and sales, and 14 in engineering, research and development, none of whom belongs to a union, and several part-time employees and consultants. While the job market is tight for technical personnel, Tel has generally been able to add personnel as required.

Item 1A. Risk Factors

      The statements contained in this Report on Form 10-K that are not purely historical are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including and without limitations, statements regarding the Company's expectations, hopes, beliefs, anticipations, commitments, intentions and strategies regarding the future. Forward-looking statements include, but are not limited to, statements contained in "Item 1.
      Business" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." Actual results could differ from those projected in any forward-looking statements for the reasons, among others, detailed below. The Company believes that many of the risks detailed here are part of doing business in the industry in which the Company competes and will likely be present in all periods reported. The forward-looking statements are made as of the date of this Report on Form 10-K and the Company assumes no obligation to update the forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements. You should carefully consider these factors that could materially affect the Company's business, financial condition or future results. The risks described below are not the only risks facing the Company.

      Additional risks and uncertainties not currently known or deemed to be immaterial also may materially adversely affect the business, financial condition and/or operating results.

      Changes in the Spending Priorities of the Federal Government

      In fiscal year 2006, approximately 47% of the Company's revenues were related to products purchased by the U.S. Government. The Company's business depends upon continued federal government expenditures on defense, aerospace, and other programs that the Company supports. In addition, foreign military sales are affected by U.S. Government regulations. There can be no assurance that the U.S. defense and military budget will continue to grow, and/or funds be allocated to the types of products that the Company manufactures. In addition, the terms of defense contracts with the U.S. Government generally permit the government to terminate such contracts, with or without cause, at any time. The Company has not experienced any such terminations in the last five years. Any unexpected termination of a significant contract with the U.S. Government can adversely affect the future financial condition and results of operations of the Company.

      Airline Industry Concerns

      Several of the Company's aviation customers filed for bankruptcy protection during fiscal years 2006 and 2005. The aviation industry continues to struggle with the cost of security and higher fuel prices, and the Company's commercial sales have declined over the last three years. Additional bankruptcy filings and the continued financial difficulties in the aviation industry could have a material adverse impact on the Company's operating results and financial condition.

      New Products

      The successful operation of the Company depends on our ability to anticipate market needs and develop and introduce new products and product enhancements that respond to technological changes or evolving industry standards on a timely and cost-effective basis. The Company must continue to develop leading-edge products and introduce them to the market quickly in order to be successful. The Company's failure to produce technologically competitive products in a cost-effective manner and on a timely basis could harm the business, financial condition and results of operations.

      Financial Results

      As more fully discussed under Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A"), the Company is in a transitional phase between the end of its long-term AN/APM-480 contract and the commencement of deliveries under its new multi-year AN/USM-708 contract. Furthermore, sales of its marine systems have not grown as expected. As a result, consolidated revenues have declined since fiscal year 2003, and the Company has sustained losses in the last two fiscal years. As discussed in the MD&A, the Company has adopted a transitional profit improvement plan, and is actively bidding for new contracts. Production deliveries under its new AN/USM-708 multi-year contract do not commence until calendar year 2008. During the last three years working capital has increased to approximately $4.3 million, and cash has increased to approximately $1.9 million. See MD&A for further discussion.

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

PART II

Item 5. Market for Registrant's Common Stock and Related Stockholder Matters

      The Common Stock, $.10 par value, of the Registrant ("Common Stock") is traded on the American Stock Exchange and its symbol is TIK. The Company was listed on the American Stock Exchange and started trading on February 10, 2004 at an opening price of $3.00 per share. Prior to that date, the Tel shares had traded sporadically in the Over-The-Counter ("OTC") market. On June 12, 2006, the closing share price on the Amex was $2.06.

      The following table sets forth the high and low per share sale prices for our common stock for the periods indicated as reported for 2005 and 2006 by the Amex:

          Fiscal Year                               High               Low
         -------------                              ----               ---
             2006
         First Quarter                              4.48              3.22
         Second Quarter                             4.20              3.60
         Third Quarter                              3.75              3.29
         Fourth Quarter                             4.00              3.25

             2005
         First Quarter                              5.00              3.60
         Second Quarter                             3.64              2.74
         Third Quarter                              3.64              2.74
         Fourth Quarter                             6.29              3.15

      During fiscal year 2006, the Company issued 66,550 shares of common stock upon exercise of stock options granted pursuant to its 1998 and 2003 Employee Stock Option Plans for an aggregate $134,695 which was added to working capital. All of the shares were issued pursuant to our S-8 Registration Statement filed on August 18, 2005. See Note 15 to the Notes to the Consolidated Financial Statements and Item 11, Executive Compensation for information on the Company's Employee Stock Option Plans of 1998 and 2003.

      Approximate number of equity holders

                                                              Number of Holders
                                                               of Record as of
        Title of Class                                         March 31, 2006
        --------------                                         --------------
        Common Stock, par value
          $.10 per share                                             284

      Dividends

      Registrant has not paid dividends on its Common Stock and does not expect to pay such dividends in the foreseeable future.

Item 6. Selected Financial Data

                        TEL-INSTRUMENT ELECTRONICS CORP.
                        SUMMARY OF FINANCIAL INFORMATION

                                                                                Years Ended March 31,
                                                   --------------------------------------------------------------------------------
                                                        2006             2005            2004             2003              2002
                                                        ----             ----            ----             ----              ----
Statement of Operations Data:
Sales                                              $ 11,196,059     $ 10,511,284     $ 10,704,029     $ 11,861,387     $  9,731,081

Cost of sales                                         5,729,736        5,030,088        4,977,537        5,738,729        4,684,147
                                                   ------------     ------------     ------------     ------------     ------------
Gross Margin                                          5,466,323        5,481,196        5,726,492        6,122,658        5,046,934

Operating costs and expenses:
Selling, general and administrative                   3,196,773        3,183,577        2,958,179        2,803,498        1,858,843
Amortization of intangibles                             326,851           86,196           17,958               --               --
Engineering, research & development                   2,534,497        2,186,828        2,152,515        1,601,493        1,521,219
                                                   ------------     ------------     ------------     ------------     ------------
                                                      6,058,121        5,456,601        5,128,652        4,404,991        3,380,062
                                                   ------------     ------------     ------------     ------------     ------------
Income (loss) from operations                          (591,798)          24,595          597,840        1,717,667        1,666,872

Interest, net                                             8,927          (10,878)          (4,047)         (10,881)         (81,183)
                                                   ------------     ------------     ------------     ------------     ------------

Income (loss) before income taxes                      (582,871)          13,717          593,793        1,706,786        1,585,689

Income tax expense (benefit)                           (188,335)          42,625          230,883          702,796          557,999
                                                   ------------     ------------     ------------     ------------     ------------
Net (loss) income                                      (394,536)         (28,908)    $    362,910     $  1,003,990     $  1,027,690
                                                   ============     ============     ============     ============     ============

Basic (loss) income per common share                     ($0.18)          ($0.01)    $       0.17     $       0.47     $       0.48
                                                   ============     ============     ============     ============     ============

Diluted (loss) income per common share                   ($0.18)          ($0.01)    $       0.16     $       0.47     $       0.48
                                                   ============     ============     ============     ============     ============

                                                                                Years Ended March 31,
                                                   --------------------------------------------------------------------------------
                                                        2006             2005            2004             2003              2002
                                                        ----             ----            ----             ----              ----
Balance Sheet Data:
Working capital                                    $  4,302,369     $  4,127,991     $  3,767,150     $  4,154,887     $  3,154,081

 Total assets                                         7,116,582        7,670,730        7,392,501        7,311,177        6,233,572

 Long-term debt                                         100,000          150,000               --           71,069          152,183

 Stockholders' equity                                 5,168,066        5,327,177        5,287,693        4,907,874        3,900,794

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

      Overview 2006

      Tel is in a transitional phase between the end of deliveries in fiscal year 2006, pursuant to its multi-year AN/APM-480 contract, and the commencement of production deliveries under its previously announced multi-year AN/USM-708 contract. The Navy technical evaluation process for AN/USM-708 (CRAFT) is scheduled to begin in April 2007 and product deliveries are currently expected to begin at the start of the 2008 calendar year.

      While consolidated sales increased modestly in fiscal year 2006 as compared to fiscal year 2005, the Company had a substantial loss for the year. For the quarter ended March 31, 2006 expenses included approximately $300,000 related to impairment of intangibles and restructuring charges associated with its ITI subsidiary, and increased engineering costs, mostly attributable to the CRAFT program. Sales in the fourth quarter were below Company target as were the quarterly amounts reported for each of the first three quarters of the current fiscal year. In addition, competitive pressures caused the Company to lower prices on certain products, thereby lowering gross profit.

      Near-to-mid-term commercial and military orders are below expectations. The timing of government orders, increased competition, and the continued financial difficulties within the commercial airline industry have contributed to the decline in business. The Company continues to pursue all opportunities. However, absent success on several large pending contracts, Tel's annual sales are expected to remain below recent levels for at least the first two quarters of the 2007 fiscal year. Research and development expenditures are expected to remain high through the first three quarters of fiscal year 2007.

      In recognition of the challenging business outlook, on March 31, 2006 the Company adopted a transitional profit improvement plan for Tel and ITI which management believes will reduce costs substantially. This includes selected layoffs, a reduction in operating expenses, modifications to employee benefits, and further integration of ITI's operations into Tel. While the near-term competitive and economic situation remains difficult for both the avionics and marine system markets, management remains optimistic about the Company's prospects. Tel has upgraded its management team and engineering staff over the last several years and the new digital technology incorporated into the AN/USM-708 could have applications outside of Tel's traditional avionics business.

      At March 31, 2006, the Company had available cash of about $1.9 million, an unused Bank line of credit of $1.75 million and positive working capital of over $4 million. As such, the Company believes it has sufficient working capital to fund its operating plans at least for the next twelve months (See Liquidity and Capital Resources).

      Results of Operations 2006 Compared to 2005

      Sales

      Consolidated sales increased $684,775 (6.5%) for the year ended March 31, 2006 as compared to the year ended March 31, 2005. Avionics sales increased $548,855 (5.7%) and sales from the marine systems' division increased $135,920 (16.9%) for the same period, primarily as a result of the introduction of its 456W, the upgraded sounder with a Windows operating system, and increased sales efforts.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

      Results of Operations 2006 Compared to 2005 (continued)

      Sales (continued)

      Avionics government sales increased $665,126 (10%) for the year ended March 31, 2006 as compared to the prior year. An increase in the sales of the T-47N as a result of contracts with the U.S. Military and the Royal Australian Air Force was offset by declines in the Company's other government products, including the T-30CM, T-36M and the AN/APM-480. Avionics commercial sales decreased $116,271 (3.8%) for the same period primarily as a result of lower pricing due to more intense competition and lower repair and calibration sales.

      Gross Margin

      Gross margin decreased $14,873 for the year ended March 31, 2006 as compared to the year ended March 31, 2005. Gross margin on avionics products decreased $770 for the same period, even though sales increased. The increase in sales volume was offset by lower prices due to more intense competition, change in product mix, and lower gross margin on billings related to the documentation activities for the CRAFT program. Gross margin on avionics products for the year ended March 31, 2006 was 50.4% as compared to 53.2% for the year ended March 31, 2005. Gross margin on marine system products decreased $15,643 for the same period. The increase in sales was offset by a change in sales mix.

      Operating Expenses

      Selling, general and administrative expenses increased modestly by $13,196 for the year ended March 31, 2006 as compared to the year ended March 31, 2005. Lower marketing consulting fees, travel expenses, legal costs and advertising expenditures were mostly offset by the addition of a program manager for the AN/USM-708 program, an increase in outside commission expenses, higher administrative consulting expenses, and termination pay related to the marine systems division.

      Engineering, research, and development expenses increased $347,669 (15.9%) for the year ended March 31, 2006 as compared to the year ended March 31, 2005. Expenditures for AN/USM-708, including additional personnel, materials and consulting fees, and additional costs associated with the enhancement of the TB-2100 account for most of this increase.

      Amortization and Impairment of Intangibles

      In March 2006, the Company recognized an impairment loss and charged to operations (included in amortization expense) the remaining unamortized value of its acquired intangible assets in the amount of $240,655 relating to its marine systems division.

      Income Taxes

      For the year ended March 31, 2006, the Company had a tax benefit of $188,335 as a result of the loss for the year. The Company had a provision for income taxes of $42,625 in fiscal year 2005.

      Net Income

      As a result of the above, the Company incurred a net loss of $394,536 for the year ended March 31, 2006 as compared to a net loss of $28,908 for the year ended March 31, 2005.

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

      Amortization of Intangibles

      Amortization of intangibles increased to $86,196 for the fiscal year 2005 as compared to $17,958 for fiscal year 2004, as a result of having a full year of amortization in 2005.

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

      Results of Operations 2005 Compared to 2004 (continued)

      Net Income

      As a result of the above, the Company incurred a net loss of $28,908 for the year ended March 31, 2005 as compared to net income of $363,910 for the year ended March 31, 2004

      Liquidity and Capital Resources

      At March 31, 2006, the Company had positive working capital of $4,302,369 as compared to $4,127,991 at March 31, 2005. For the year ended March 31, 2006, the Company generated $1,213,105 from operations as compared to using $371,462 of cash for operating activities in the prior year. This increase in cash from operations is primarily attributed to the decreases in inventories and accounts receivable.

      For the year ended March 31, 2006, the Company used $208,895 in investing activities as compared to using $278,354 in fiscal year 2005. The decrease is attributed to lower purchases of capital equipment. Cash provided from financing activities was $103,372 in fiscal year 2005 as compared to using $33,053 in fiscal year 2005. This increase is primarily attributed to the increase in proceeds from the exercise of employee stock options.

      The Company has a line of credit in the amount of $1,750,000 from Bank of America, that bears an interest rate of 0.5% above the lender's prevailing base rate, which is payable monthly on any outstanding balance. The Company does not pay fees to maintain this open line. At March 31, 2006, the Company had no outstanding balance. The line of credit is collateralized by substantially all of the assets of the Company. As of March 31, 2006, the Company was in compliance with all financial covenants required by the credit agreement. The line of credit expires at September 30, 2006, and the Company anticipates, although no assurance can be given, that it will be renewed as it has been the last four years.

      Based upon the backlog, which was approximately $3,200,000 at March 31, 2006, its existing credit line, and cash balance, the Company believes it has sufficient working capital to fund its operating plans at least for the next twelve months. Currently, the Company has no material capital expenditure requirements. The Company maintains its cash balances primarily in a money market account for use in operations.

      There was no significant impact on the Company's operations, as a result of inflation for the year ended March 31, 2006.

      Critical Accounting Policies

      In preparing our financial statements and accounting for the underlying transactions and balances, the Company applies its accounting policies as disclosed in Note 2 of our Notes to Consolidated Financial Statements. The Company's accounting policies that require a higher degree of judgment and complexity used in the preparation of financial statements include:

      Revenue recognition - revenues are recognized at the time of shipment to, or acceptance by customer provided title and risk of loss is transferred to the customer. Provisions, when appropriate, are made where the right to return exists. Revenues under service contracts are recognized evenly over the life of the contract.

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

      Warranty/enhancement reserves - warranty/enhancement reserves are based upon historical rates and specific items that are identifiable and can be estimated at time of sale. While warranty/enhancement costs have historically been within our expectations and the provisions established, future warranty/enhancement costs could be in excess of our warranty/enhancement reserves. A significant increase in these costs could adversely affect operating results for the current period and any future periods these additional costs materialize. Warranty/enhancement reserves are adjusted from time to time when actual warranty/enhancement claim experience differs from estimates.

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

      Off Balance Sheet Items

      The Company is not party to any off-balance sheet items that have not already been appropriately disclosed in these financial statements.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

      Contractual Obligations and Commitments

      At March 31, 2006, the Company's contractual obligations and commitments to make future payments are as follows:

                                                                                  Payment Due by Period
                                                                          Less than                                     More than
                                                            Total           1 year        1-3 Years       3-5 Years      5 years
                                                            -----           ------        ---------       ---------      -------
      Note Payable - Other                               $   29,000        $ 29,000        $     --        $     --        $ --
      Long-Term Debt Obligations                            150,000          50,000         100,000              --          --
      Capital Lease Obligations                                  --              --              --              --          --
      Operating Leases                                      754,806         167,893         444,177         142,736          --
      Purchase Commitments (1)                              715,567         715,567              --              --
      Interest on long-term obligations                      20,587           8,587          12,000              --          --
      Total Contractual Obligations                      $1,669,960        $971,047        $556,177        $142,736        $ --

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

Item 8. Financial Statements and Supplementary Data

                                                                           Pages
                                                                           -----
      (1) Financial Statements:

          Report of Independent Registered Public Accounting Firm            19

          Consolidated Balance Sheets - March 31, 2006 and 2005              20

          Consolidated Statements of Operations - Years Ended                21
            March 31, 2006, 2005 and 2004

          Consolidated Statements of Changes in Stockholders'                22
            Equity - Years Ended March 31, 2006, 2005 and 2004

          Consolidated Statements of Cash Flows - Years Ended                23
            March 31, 2006, 2005 and 2004

          Notes to Consolidated Financial Statements                      24-46

      (2) Financial Statement Schedule:
          II - Valuation and Qualifying Accounts                             47

Report of Independent Registered Public Accounting Firm

      The Board of Directors and Stockholders of
      Tel-Instrument Electronics Corp
      Carlstadt, New Jersey

      We have audited the accompanying consolidated balance sheets of Tel-Instrument Electronics Corp and subsidiary ("The Company") as of March 31, 2006 and 2005 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended March 31, 2006. We have also audited the schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tel-Instrument Electronics Corp and subsidiary as of March 31, 2006 and March 31, 2005, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

      Also, in our opinion, the financial statement schedule presents fairly, in all material respects, the information set forth therein.

      /s/ BDO Seidman, LLP
          Woodbridge, New Jersey

      May 25, 2006

TEL-INSTRUMENT ELECTRONICS CORP
Consolidated Balance Sheets

ASSETS                                            March 31, 2006  March 31, 2005
                                                  --------------  --------------
Current assets:
  Cash and cash equivalents                         $1,934,541      $  826,959
  Accounts receivable, net of
    allowance for doubtful
    accounts of $40,994 and $46,206 at
    March 31, 2006 and 2005, respectively            1,049,578       1,610,519
  Inventories, net                                   2,102,280       2,926,011
  Taxes receivable                                      82,488         125,674
  Prepaid expenses and other
    current assets                                     138,041         124,946
  Deferred income tax benefit                          720,082         583,560
                                                    ----------      ----------
    Total current assets                             6,027,010       6,197,669

Equipment and leasehold
  improvements, net                                    775,065         844,075
Intangible assets, net                                      --         326,851
Other assets                                           314,507         302,135
                                                    ----------      ----------
Total assets                                        $7,116,582      $7,670,730
                                                    ==========      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Convertible note payable -
    related party - current portion                 $   50,000      $   50,000
  Convertible subordinated note payable-
    related party                                           --           7,500
  Notes payable - other                                 29,000          58,000
  Capitalized lease obligations                             --           2,323
  Accounts payable                                     288,525         481,146
  Deferred revenues                                     59,202          88,991
  Accrued payroll, vacation pay and
    payroll withholdings                               391,062         353,704
  Accrued expenses - related parties                    58,059          60,024
  Other accrued expenses                               848,793         967,990
                                                    ----------      ----------
    Total current liabilities                        1,724,641       2,069,678

Deferred revenues                                       80,875          80,875
Deferred taxes                                          43,000          43,000
Convertible note payable - related party               100,000         150,000
                                                    ----------      ----------
    Total liabilities                                1,948,516       2,343,553
                                                    ----------      ----------
Commitments
Stockholders' equity
Common stock, par value $.10 per share,
  2,279,381 and 2,187,831 issued and
  outstanding as of March 31, 2006 and
  2005, respectively                                   227,941         218,786
Additional paid-in capital                           4,251,180       4,024,910
Retained earnings                                      688,945       1,083,481
                                                    ----------      ----------
    Total stockholders' equity                       5,168,066       5,327,177
                                                    ==========      ==========
Total liabilities and stockholders' equity          $7,116,582      $7,670,730
                                                    ==========      ==========

The accompanying notes are an integral part of the financial statements

TEL-INSTRUMENT ELECTRONICS CORP
Consolidated Statements of Operations

                                                                                       For the years ended March 31,
                                                                                ------------------------------------------------
                                                                                2006                 2005                   2004
                                                                                ----                 ----                   ----

Net sales                                                                  $ 11,196,059          $ 10,511,284          $ 10,704,029

Cost of sales                                                                 5,729,736             5,030,088             4,977,537
                                                                           ------------          ------------          ------------
  Gross margin                                                                5,466,323             5,481,196             5,726,492

Operating expenses:
  Selling, general and administrative                                         3,196,773             3,183,577             2,958,179
  Amortization and impairment of intangibles                                    326,851                86,196                17,958
  Engineering, research and development                                       2,534,497             2,186,828             2,152,515
                                                                           ------------          ------------          ------------

    Total operating expenses                                                  6,058,121             5,456,601             5,128,652
                                                                           ------------          ------------          ------------

      Income (loss) from operations                                            (591,798)               24,595               597,840


Other income/(expense):
  Interest income                                                                23,386                11,851                23,572
  Interest expense                                                               (2,684)              (10,954)               (4,388)
  Interest expense - related parties                                            (11,775)              (11,775)              (23,231)
                                                                           ------------          ------------          ------------

Income (loss) before income taxes                                              (582,871)               13,717               593,793

Income tax (benefit) expense                                                   (188,335)               42,625               230,883
                                                                           ------------          ------------          ------------

  Net income (loss)                                                        $   (394,536)         $    (28,908)         $    362,910
                                                                           ============          ============          ============

Income (loss) per common share:
  Basic                                                                    $      (0.18)         $      (0.01)         $       0.17
                                                                           ============          ============          ============
  Diluted                                                                  $      (0.18)         $      (0.01)         $       0.16
                                                                           ============          ============          ============

Weighted average number of shares outstanding
  Basic                                                                       2,204,476             2,157,729             2,142,416
                                                                           ============          ============          ============
  Diluted                                                                     2,204,476             2,157,729             2,257,575
                                                                           ============          ============          ============

The accompanying notes are an integral part of the financial statements.

TEL-INSTRUMENT ELECTRONICS CORP
Consolidated Statements of Changes in Stockholders' Equity

                                                                Common Stock
                                                      Number of Shares                     Additional
                                                  -----------------------                    Paid-In      Retained
                                                  Authorized       Issued       Amount       Capital       Earnings        Total
                                                  ----------       ------       ------       -------       --------        -----
Balances  at April 1, 2003                         4,000,000     2,135,801   $   213,583   $ 3,944,812   $   749,479    $ 4,907,874

Net income                                                --            --            --            --       362,910        362,910
Issuance of common stock in connection
  with the exercise of stock options                      --         8,350           835        16,074            --         16,909
                                                   ---------     ---------   -----------   -----------   -----------    -----------

Balances  at March 31, 2004                        4,000,000     2,144,151       214,418     3,960,886     1,112,389      5,287,693

Net loss                                                  --            --            --            --       (28,908)       (28,908)
Issuance of common stock in connection
  with the exercise of stock options                      --        43,680         4,368        64,024            --         68,392
                                                   ---------     ---------   -----------   -----------   -----------    -----------

Balances  at March 31, 2005                        4,000,000     2,187,831       218,786     4,024,910     1,083,481      5,327,177

Net loss                                                  --            --            --            --      (394,536)      (394,536)
Non-cash stock-based compensation                         --            --            --        43,230            --         43,230
Conversion of notes payable to common stock               --        25,000         2,500        55,000            --         57,500
Issuance of common stock in connection
  with the exercise of stock options                      --        66,550         6,655       128,040            --        134,695
                                                   ---------     ---------   -----------   -----------   -----------    -----------

Balances at March 31, 2006                         4,000,000     2,279,381   $   227,941   $ 4,251,180   $   688,945    $ 5,168,066
                                                   =========     =========   ===========   ===========   ===========    ===========

The accompanying notes are an integral part of the financial statements.

TEL-INSTRUMENT ELECTRONICS CORP
Consolidated Statements of Cash Flows

                                                                                         For the years ended March 31,
                                                                                         -----------------------------
                                                                                2006                  2005                 2004
                                                                                ----                  ----                 ----
Cash flows from operating activities:
Net income (loss)                                                          $   (394,536)         $    (28,908)         $    362,910
Adjustments to reconcile net income (loss) to net cash
  (used in) provided by operating activities:
    Deferred income taxes                                                      (136,522)              (34,748)              (56,000)
    Depreciation                                                                267,022               285,500               269,658
    Amortization and impairment of intangibles                                  326,851                86,196                17,958
    Provision for inventory obsolescence                                        122,685                29,742                28,085
    Non-cash stock-based compensation                                            43,230                    --                    --
    Changes in assets and liabilities:
    Decrease (increase) in accounts receivable                                  560,941              (343,614)              780,342
    Decrease (increase) in inventories                                          701,046              (753,710)              106,979
    Decrease (increase) in taxes receivable                                      43,186                65,795              (161,195)
    Increase in prepaid expenses and other assets                               (14,584)              (22,907)              (53,036)
    (Decrease) increase in accounts payable                                    (192,621)              134,977              (211,713)
    Decrease in taxes payable                                                        --                    --              (103,924)
    (Decrease) increase in deferred revenues, and other
      accrued expenses                                                         (113,593)              210,215              (168,292)
                                                                           ------------          ------------          ------------

        Net cash provided by (used in) operating activities                   1,213,105              (371,462)              811,772
                                                                           ------------          ------------          ------------

Cash flows from investing activities:
  Acquisition of equipment and leasehold improvements                          (198,012)             (261,689)             (238,000)
  Acquisition of business, including acquisition costs                               --                    --              (545,921)
  Increase in cash surrender value of life insurance                            (10,883)              (16,665)              (17,692)
                                                                           ------------          ------------          ------------

        Net cash used in investing activities                                  (208,895)             (278,354)             (801,613)
                                                                           ------------          ------------          ------------

Cash flows from financing activities:
  Proceeds from exercise of stock options                                       134,695                68,392                16,909
  Repayment of convertible notes payable - related party                             --               (50,000)                   --
  Repayment of note payable                                                     (29,000)              (29,000)                   --
  Repayment of loan on life insurance policy                                         --                    --              (172,426)
  Payment of capitalized lease obligations                                       (2,323)              (22,445)              (24,938)
                                                                           ------------          ------------          ------------
        Net cash provided by (used in) financing activities                     103,372               (33,053)             (180,455)
                                                                           ------------          ------------          ------------

Net increase (decrease) in cash and cash equivalents                          1,107,582              (682,869)             (170,296)

Cash and cash equivalents, beginning of year                                    826,959             1,509,828             1,680,124
                                                                           ------------          ------------          ------------

Cash and cash equivalents, end of year                                     $  1,934,541          $    826,959          $  1,509,828
                                                                           ============          ============          ============

Supplemental information:
  Taxes paid                                                               $     23,388          $         --          $    552,000
                                                                           ============          ============          ============
  Interest paid                                                            $     20,517          $     98,314          $     27,252
                                                                           ============          ============          ============
  Notes payable in connection with acquisition of business                 $         --          $         --          $     87,000
                                                                           ============          ============          ============
  Notes converted into equity                                              $     57,500          $         --          $         --
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

      In January, 2004, the Company acquired privately held Innerspace Technology, Inc. ("ITI" or "The Company"). ITI has been in the marine instrumentation systems business for over 30 years designing, manufacturing and distributing a variety of shipboard and underwater instruments to support hydrographers, oceanographers, researchers, engineers, geophysicists, and surveyors worldwide.

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

      During fiscal year 2006, the Company had a contract with the U.S. Navy for the delivery of test equipment (AN/APM-480). The AN/APM-480 is a catalog product, which the Company also sells to civilian and other government customers. While the Company sells this product to the U.S. Navy, the proprietary rights to the technology are retained by the Company. Since the AN/APM-480 was a significant product, and the Company's premier IFF (Identification, Friend or Foe) test set, the Company continued to improve the product to meet the needs of its other customers, to increase product performance, and to improve the

TEL-INSTRUMENT ELECTRONICS CORP

Notes To Consolidated Financial Statements

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

      Beginning in fiscal year 2002, the Company began to accrue the cost of these enhancements as the units were shipped in order to properly match the revenues with the expenses. The Company considers this accrual similar to a warranty expense. The Company recorded the liability and the expense to cost of sales. The enhancements made, and to be made to the product, the Company believes, are relatively insignificant. The Company has shipped and has been paid for all 1,300 units (approximately $18,200,000 in revenues) through the fiscal year ended March 31, 2006, and the cost of these enhancements is approximately 3% of the revenues. The customer continues to use the original product in the field, because the enhancements are not essential to the unit to perform the major functions of the delivered products. The Company continued to ship the units in accordance with the original contract, and was paid, after the Company agreed to perform the enhancements. Revenue was recognized because the Company substantially completed and fulfilled the terms specified in the original contract, the Navy took delivery and the Armed Forces are using the product in the field. In the case of these enhancements, there was no obligation to perform any enhancements at the time the original contract was signed in 2000, and when the first shipments were made in the Company's fiscal year ended March 31, 2001.

      The costs, estimated to be approximately $480 per unit are for labor and material, based upon the Company's experience manufacturing the product, and standard costing information. The Company is charging costs of performing the enhancement to the accrued liability as the units are shipped. As of March 31, 2006, 587 units of the total 1,300 units have been upgraded.

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

      Concentrations of Credit Risk:

      Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable. The Company's avionics customer base is primarily comprised of airlines, distributors, and the U.S. Government. The Company's marine systems customer base consists primarily of engineering and surveying companies, distributors and federal and state agencies. As of March 31, 2006, the Company believes it has no significant risk related to its concentration within its accounts receivable. (See Note 14 to Consolidated Financial Statements).

      Inventories:

      Inventories are stated at the lower of cost or market. Cost is determined on a first-in, first-out basis. Inventories are written down if the estimated net realizable value is less than the recorded value. The Company reviews the carrying cost of inventories by product to determine the adequacy of reserves for obsolescence. In accounting for inventories, the Company must make estimates regarding the estimated realizable value of inventory. The estimate is based, in part, on the Company's forecasts of future sales and age of inventory. In accordance with industry practice, service parts inventory is included in current assets, although service parts are carried for established requirements during the serviceable lives of the products and, therefore, not all parts are expected to be sold within one year.

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

TEL-INSTRUMENT ELECTRONICS CORP

2.    Summary of Significant Accounting Policies (continued)

      Intangible Assets:

      Intangible assets consist primarily of purchased intangible assets in connection with the acquisition of ITI. Purchased intangible assets primarily include existing and core technology, non-compete agreements, and customer lists. Intangible assets are amortized using the straight-line method over 5 years (see Note 9 to Consolidated Financial Statements).

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

      Stock Option Plans:

      The Company accounts for its stock option plans in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123 and 148, "Accounting for Stock-Based Compensation" ("SFAS 123 and 148"). Under SFAS 123 and 148 the Company provides pro forma net income and pro forma earnings per share disclosures for employee stock option grants made since 1996 as if the fair-value-based method as defined in SFAS No. 123 had been applied. The Company plans to adopt the fair value based method prescribed by SFAS 123R for the fiscal year ended March 31, 2007.

TEL-INSTRUMENT ELECTRONICS CORP

2.    Summary of Significant Accounting Policies (continued)

      Stock Option Plan (continued):

      The per share weighted-average fair value of stock options granted for the years 2006, 2005, and 2004 was $1.81, $1.56, and $1.10, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: expected dividend yield of 0.0%, risk-free interest rate of 5% in 2006, 3.5% in 2005 and 2004, volatility factor of 50%, and an expected life of 5 years. Had the Company determined compensation cost based on the fair market value at the grant date for its stock options under SFAS No. 123R, the pro forma amounts indicated below are based upon the applicable value for the vested options for each year.

                                           2006           2005            2004
                                           ----           ----            ----
Net income (loss) - as reported        $  (394,536)   $  (28,908)     $ 362,910
Stock-based compensation expense
  included in reported net loss,
  net of taxes                              25,960            --             --
Fair value of stock options                (73,397)      (63,170)       (51,056)
                                       -----------    ----------      ---------
Net income (loss) - pro forma          $  (441,973)   $  (92,078)     $ 311,854
                                       ===========    ==========      =========

Basic earnings (loss) per
  share - as reported                  $     (0.18)   $    (0.01)     $    0.17
Basic earnings (loss) per
  share - pro forma                          (0.20)        (0.04)          0.15

Diluted earnings (loss) per
  share - as reported                        (0.18)        (0.01)          0.16
Diluted earnings  (loss) per
  share - pro forma                          (0.20)        (0.04)          0.14

TEL-INSTRUMENT ELECTRONICS CORP

1.    Summary of Significant Accounting Policies (continued)

      Long-Lived Assets:

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

      Accounts Receivable:

      The Company performs ongoing credit evaluations of its customers and adjusts credit limits based on customer payment and current credit worthiness, as determined by review of their current credit information. The Company continuously monitors credit limits for and payments from its customers and maintains provision for estimated credit losses based on its historical experience and any specific customer issues that have been identified. While such credit losses have historically been within the Company's expectation and the provision established, the Company cannot guarantee that this will continue.

      Warranty/Enhancement Reserve:

      Warranty/enhancement reserves are based upon historical rates and specific items that are identifiable and can be estimated at time of sale. While warranty/enhancement costs have historically been within the Company's expectations and the provisions established, future warranty/enhancement costs could be in excess of the Company's warranty/enhancement reserves. A significant increase in these costs could adversely affect the Company's operating results for the period and the periods these additional costs materialize. Warranty/enhancement reserves are adjusted from time to time when actual warranty/enhancement claim experience differs from estimates.

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

      New Accounting Pronouncements:

      In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement No. 123 (revised 2004) (FAS 123R), "Share-based Payment". FAS 123R replaces FASB Statement No. 123 (FAS 123), "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." FAS 123, as originally issued in 1995, established as preferable a fair-value based method of accounting for share-based payment transactions with employees. The approach to accounting for share-based payments in FAS 123R is similar to the fair-value approach permitted in FAS 123, however, 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, and the current pro forma disclosure is no longer an alternative to financial statement recognition. In April 2005, the effective date for FAS 123R was delayed until the first fiscal year beginning after June 15, 2005. The Company plans to adopt the fair value based method prescribed by SFAS No. 123R for the fiscal year ended March 31, 2007. (See above for pro forma disclosure.)

      On December 16, 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets", which is an amendment to APB Opinion No. 29. It states that the exchanges on nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, FSAS No. 153 eliminates the narrow exception for nonmonetary exchanges of similar productive assets and replaces it with a broader exception for exchanges of nonmonetary assets that do not have "commercial substance". SFAS No. 153 is effective for financial statements for fiscal years beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges incurred during fiscal years beginning after the date that this statement is issued. Management believes the adoption of this Statement will not have an effect on the consolidated financial statements.

      In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections--a replacement of APB Opinion No. 20 and FASB Statement No. 3" ("SFAS No. 154"). SFAS No. 154 requires retrospective application as the required method for reporting a change in accounting principle, unless impracticable or a pronouncement includes specific transition provisions. SFAS No. 154 also requires that a change in depreciation, amortization or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. This statement carries forward the guidance in APB Opinion No. 20, "Accounting

TEL-INSTRUMENT ELECTRONICS CORP

2.    Summary of Significant Accounting Policies (continued)

      New Accounting Pronouncements (continued):

      Changes," for the reporting of the correction of an error and a change in accounting estimate. SFAS No. 154 is effective beginning January 1, 2006. SFAS No. 154 is not expected to have a significant impact on our financial position, results of operations or cash flows.

      In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140". SFAS No. 155 resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets". SFAS No. 155 will become effective for the Company's fiscal year after September 15, 2006. The impact of SFAS No. 155 will depend upon the nature and extent of any new derivative instruments entered into after the effective date.

      In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets-An Amendment of FASB No. 140", with respect to the accounting for separately recognized servicing assets and servicing liabilities. This statement does not currently apply to the Company.

3.    Accounts Receivable

      The following table sets forth the components of accounts receivable:

                                                            March 31,
                                                            ---------
                                                      2006            2005
                                                      ----            ----

      Government                                   $  548,083      $1,013,771
      Commercial                                      542,489         642,954
      Less: Allowance for doubtful accounts           (40,994)        (46,206)
                                                   ----------      ----------
                                                   $1,049,578      $1,610,519
                                                   ==========      ==========

TEL-INSTRUMENT ELECTRONICS CORP

4.    Inventories

      Inventories consist of:

                                                            March 31,
                                                            ---------
                                                     2006              2005
                                                     ----              ----
      Purchased parts                             $1,409,502       $1,452,080
      Work-in-process                                723,782        1,532,535
      Finished  goods                                212,100          112,036
      Less: Reserve for obsolescence                (243,104)        (170,640)
                                                  ----------       ----------
                                                  $2,102,280       $2,926,011
                                                  ==========       ==========

      Work-in-process inventory includes $482,507 and $923,037 for government Contract contracts at March 31, 2006 and 2005, respectively.

5.    Equipment and Leasehold Improvements

      Equipment and leasehold improvements consist of the following:

                                                            March 31,
                                                            ---------
                                                     2006              2005
                                                     ----              ----
      Leasehold Improvements                      $  495,826       $  495,826
      Machinery and equipment                      1,325,456        1,186,181
      Automobiles                                     16,514           16,514
      Sales equipment                                489,871          453,304
      Rental assets                                  168,029          145,858
      Assets under capitalized leases                367,623          367,623
      Less: Accumulated depreciation &
        amortization                              (2,088,254)      (1,821,231)
                                                  ----------       ----------
                                                  $  775,065       $  844,075
                                                  ==========       ==========

6.    Accrued Expenses

      Accrued payroll, vacation pay and payroll withholdings consist of the following:

                                                            March 31,
                                                            ---------
                                                     2006              2005
                                                     ----              ----
      Accrued vacation pay                        $  231,054       $  205,806
      Accrued salary and payroll withholdings        160,008          147,898
                                                  ----------       ----------
                                                  $  391,062       $  353,704
                                                  ==========       ==========

      Accrued payroll, vacation pay and payroll withholdings includes $66,885 and $66,221 at March 31, 2006 and 2005, respectively, which is due to officers.

TEL-INSTRUMENT ELECTRONICS CORP

6.    Accrued Expenses (continued)

      Other accrued expenses consist of the following:

                                                            March 31,
                                                            ---------
                                                     2006              2005
                                                     ----              ----
      Accrued consulting                         $  132,332       $   51,811
      Accrued commissions                           124,629          178,611
      Enhancement liability                         350,581          512,956
      Accrued - other                               241,251          224,612
                                                 ----------       ----------
                                                 $  848,793       $  967,990
                                                 ==========       ==========

      The reconciliation of the changes to the enhancement liability (see Note 2, Revenue Recognition) is as follows:

      Balance at April 1, 2003                    $  441,738
      Fiscal 2004 accrual                             63,626
                                                  ----------
      Balance at March 31, 2004                      505,364
      Fiscal 2005 accrual                             29,825
      Fiscal 2005 usage                              (22,233)
                                                  ----------
      Balance at March 31, 2005                      512,956
      Fiscal 2006 accrual                              6,218
      Fiscal 2006 usage                             (168,593)
                                                  ----------
      Balance at March 31, 2006                   $  350,581
                                                  ==========

      Accrued expenses - related parties consists of the following:

                                                             March 31,
                                                            ---------
                                                     2006              2005
                                                     ----              ----
      Interest and professional fees to
        non-employee officer stockholder            $ 23,518         $ 32,443

      Interest and other expenses due to
        Company's Chairman/President                  34,541           27,581
                                                    --------         --------
                                                    $ 58,059         $ 60,024
                                                    ========         ========

TEL-INSTRUMENT ELECTRONICS CORP

7.    Line of Credit

      The Company has a line of credit in the amount of $1,750,000 from Bank of America. Interest on any outstanding balances is payable monthly at an annual interest rate of one-half of one percent (0.5%) above the lender's prevailing base rate. The Company's interest rate was 8.25% and 6.25% at March 31, 2006 and 2005, respectively, and the Company has paid no interest, due to no borrowings, during these periods. The Company pays no fee to maintain the line of credit. The line is collateralized by substantially all of the assets of the Company. The credit facility requires the Company to maintain certain financial covenants. As of March 31, 2006 and March 31, 2005, the Company was in compliance with all financial covenants and had no outstanding borrowings, and made no borrowings during fiscal years 2006, 2005, and 2004. The line of credit currently expires at September 30, 2006. The Company has renewed its line of credit with the bank annually since 2002.

8.    Capitalized Lease Obligations

      The Company has entered into lease agreements for equipment that meet the requirements for capitalization. The related obligations are also recorded in the accompanying balance sheets and are based upon the present value of the future minimum lease payments with interest rates ranging from 9% to 18%. The net book value of equipment acquired under capitalized lease obligations amounted to $12,582 and $38,986, respectively, at March 31, 2006 and 2005. As of March 31, 2006 and 2005, accumulated amortization under capital leases were $355,041 and $328,687, respectively.

      As of March 31, 2006 all capital lease obligations have been paid. Total unpaid lease payments at March 31, 2005 were $2,323.

TEL-INSTRUMENT ELECTRONICS CORP

9.    Intangible Assets

      Intangible assets consists of intellectual property, customer lists, and non-compete agreements acquired and are carried at cost less accumulated amortization (see Note 10). Amortization is computed using the straight-line method over the estimated useful life of the respective assets, five years. The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142") and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 142 and SFAS 144 provide guidance on the financial accounting and reporting of intangible assets. The Company has accounted for its intangibles in accordance with SFAS 144. Under this standard, the Company reviews intangibles for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Factors which are considered important that could trigger an impairment include, but are not limited to, underperformance relative to projected future operating results, competition, and negative industry or economic trends. In March 2006, the Company recognized an impairment loss and charged to operations (included in amortization expense) the remaining unamortized value of its acquired intangible assets in the amount of $240,655 relating to its marine systems division. The impairment was caused by the underperformance of this operating subsidiary and its negative cash flows.

      The components of intangible assets are as follows:

                                                          March 31,
                                                          ---------
                                                     2006             2005
                                                     ----             ----
      Intellectual property                      $ 294,005        $ 294,005
      Customer list                                 50,000           50,000
      Non-compete agreement                         87,000           87,000
                                                 ---------        ---------
      Total cost of intangible assets              431,005          431,005

      Accumulated amortization and impairment      431,005          104,154
                                                 ---------        ---------
      Net                                        $     -0-        $ 326,851
                                                 =========        =========

TEL-INSTRUMENT ELECTRONICS CORP

10.   Acquisition

      On January 16, 2004, the Company acquired Innerspace Technology, Inc. ("ITI") for $547,000, including a note and employment agreements with principals. Additionally, the Company recorded $85,971 in costs associated with the acquisition, including legal and investment banking fees. ITI has been in business for over 30 years designing, manufacturing and distributing a variety of shipboard and underwater instruments to support hydrographers, oceanographers, researchers, engineers, geophysicists, and surveyors worldwide. The acquisition was recorded under the purchase method, whereby ITI's net assets were recorded at estimated fair value and its operations have been reflected in the statement of operations since the acquisition date. The allocation of the purchase price was as follows:

      Assets:

      Accounts receivable                         $   80,432
      Inventories                                     75,000
      Other current assets                             6,446
      Property, plant and equipment                  173,000
      Intangible assets                              431,005
                                                  ----------

        Total assets                                 765,883
                                                  ==========
      Liabilities:

        Accounts payable                              54,666
        Deferred tax liability                        57,600
        Other accrued expenses                        20,646
                                                  ----------

        Total liabilities                            132,912
                                                  ----------

        Net investment                            $  632,971
                                                  ==========

      The following table represents the unaudited consolidated pro forma results of operations for the year ended March 31, 2004 as if the acquisition occurred on April 1, 2003.

                                                 Year Ended
                                               March 31, 2004
                                               --------------
      Net sales                                 $ 11,386,000
      Income before taxes                            416,000
      Net income                                     249,808
      Basic income per common share                   0.12
      Diluted income per common share                 0.11

TEL-INSTRUMENT ELECTRONICS CORP

11.   Income Taxes

      Income tax (benefit) expense:

                                             March 31,     March 31,   March 31,
                                             ---------     ---------   ---------
                                               2006           2005       2004
                                               ----           ----       ----
      Current:
        Federal                               $ (60,971)   $ 24,165    $220,482
        State and Local                          18,754      53,208      66,401
                                              ---------    --------    --------

      Total Current Tax Provision (Benefit)     (42,217)     77,373     286,883
                                              ---------    --------    --------

      Deferred:
        Federal                                (124,597)    (30,048)    (47,600)
        State and Local                         (21,521)     (4,700)     (8,400)
                                              ---------    --------    --------
      Total (benefit) expense                 $(188,335)   $ 42,625    $230,883
                                              =========    ========    ========

      The components of the Company's deferred taxes at March 31, 2006 and 2005 are as follows:

                                                      March 31,     March 31,
                                                      ---------     ---------
                                                         2006          2005
                                                         ----          ----

      Deferred tax assets:
        Net operating loss & alternative min
          tax carryforwards/credits& credits         $  171,000     $  115,000
         Allowance for doubtful accounts                 16,000         18,000
         Reserve for inventory obsolescence              98,000         68,000
         Inventory capitalization                        66,000         59,000
         Deferred payroll and accrued interest           70,000         94,000
         Non-deductible intangible amortization              --       (104,000)
         Vacation accrual                                92,000         82,000
         Enhancement reserve                            154,000        208,000
         Deferred revenues                               55,000         55,000
         Covenant not to compete                         30,000          5,000
         Depreciation                                   (10,000)       (33,000)
                                                     ----------     ----------

         Deferred tax asset                             742,000        567,000
         Less valuation allowance                        65,000         26,000
                                                     ----------     ----------

         Deferred tax asset, net                     $  677,000     $  541,000
                                                     ==========     ==========

      The recognized deferred tax asset is based upon the expected utilization of its benefit from the reversal of tax asset temporary differences. The Company has net operating loss ("NOL") carryforwards of approximately $313,000 at March 31, 2006. These carryforward losses are available to offset future taxable income, and begin to expire in the year 2024. A valuation allowance has been recorded against certain state net operating loss carryforwrds, since management does not believe that the realization of these NOL's is more likely than not.

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

      A reconciliation of the income tax expense at the statutory Federal tax rate of 34% to the income tax expense recognized in the financial statements is as follows:

                                                 March 31,  March 31,  March 31,
                                                 ---------  ---------  ---------
                                                   2006       2005       2004
                                                   ----       ----       ----
Income tax expense (benefit)- statutory rate    $(198,074)  $  4,664   $201,889
Income tax expenses - state and local,
  net of federal benefit                           (3,380)    32,015     38,280
Federal income tax credit                              --         --    (14,000)
Non-deductible expenses                            15,047     12,452     13,308
Other                                              (1,928)    (6,506)    (8,594)
                                                ---------   --------   --------

Income tax provision (benefit)                  $(188,335)  $ 42,625   $230,883
                                                =========   ========   ========

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

      In May 2004, the Company and its Chairman/President renegotiated the terms of the Notes payable-related party. The Notes now become due in consecutive years beginning March 31, 2005. The interest rate remains at 4.5%. On March 31, 2006, the $50,000 note due was converted into common stock. The total principal amount outstanding was $150,000 and $200,000 at March 31, 2006 and 2005, respectively.

TEL-INSTRUMENT ELECTRONICS CORP

12.   Related Party Transactions (Continued)

      The Company has obtained legal services from a non-employee officer/stockholder with the related fees amounting to $111,858, $149,259, and $157,302 for the years ended March 31, 2006, 2005, and 2004, respectively. The Company obtained management and marketing services from a director/stockholder with the related fees amounting to $81,700, $97,400, and $98,700 for the years ended March 31, 2006, 2005, and 2004, respectively.

      As of March 31, 2000, the Company had outstanding a $15,000 convertible subordinated note-related party. In March 2002 the holder of this note converted $7,500 into common stock. In March 2006, the holder of this note converted the remaining $7,500 into common stock at $1.50 per share. This note accrued interest semi-annually at a rate of 7%. The subordinated note was for past professional fees and services provided by an officer/stockholder of the Company.

13.   Commitments

      The Company leases 19,654 square feet of manufacturing and office space under an operating lease agreement expiring in February 2011. Under terms of the lease, the Company pays all real estate taxes and utility costs for the premises.

      In addition, the Company has an agreement to lease equipment for use in the operations of the business under operating leases.

      The following is a schedule of future minimum rental payments for operating leases subsequent to the year ended March 31, 2006.

               Years Ended March 31,
               ---------------------
                        2007                $168,000
                        2008                 145,000
                        2009                 147,000
                        2010                 152,000
                        2011                 143,000
                                            --------
                                            $755,000
                                            ========

      Total rent expense, including real estate taxes, was approximately $236,000, $237,000, and $200,000 for the years ended March 31, 2006, 2005 and 2004, respectively.

TEL-INSTRUMENT ELECTRONICS CORP

14.   Significant Customer Concentrations

      For the years ended March 31, 2006, 2005, and 2004, sales to the U.S. Government represented approximately 47%, 37%, and 44%, respectively of net avionics sales. No other individual customer represented over 10% of avionics sales for these years. One domestic distributor (Avionics International) accounted for 9%, 10%, and 8% of commercial avionics sales for the years ended March 31, 2006, 2005, and 2004, respectively. Additionally, another domestic distributor (Aero Express) accounted for 7%, 15% and 26% of commercial avionics sales for the years ended March 31, 2006, 2005, and 2004, respectively. Another international distributor accounted for 17%, 20%, and 20% of commercial avionics sales for the years three ended March 31, 2006, 2005 and 2004, respectively. For the marine systems division in fiscal year 2006, one customer (Sevenson Environmental Services) represented 18% of this division's sales. No one customer accounted for 10% or more of this division's sales in fiscal year 2005.

      As of March 31, 2006, two individual customer balances represented 34% and 15%, respectively, of the Company's outstanding receivables. As of March 31, 2005, no individual customer represented over 10% of the Company's outstanding receivables. Receivables from the U.S. Government represented approximately 1% and 34%, respectively, of total receivables for the fiscal years ended March 31, 2006 and 2005.

      Foreign sales were  $2,197,019,  $1,938,346,  and $1,961,314 for the years ended March 31, 2006, 2005, and 2004, respectively. All other sales were to customers located in the U.S.

15.   Stock Option Plans

      In June 1998, the Board of Directors adopted the 1998 Stock Option Plan ("the Plan") which reserves for issuance options to purchase up to 250,000 shares of its Common Stock. The shareholders approved the Plan at the December 1998 annual meeting. The Plan, which has a term of ten years from the date of adoption is administered by the Board of Directors or by a committee appointed by the Board of Directors. The selection of participants, allotment of shares, and other conditions related to the grant of options, to the extent not set forth in the Plan, are determined by the Board of Directors. Options granted under the Plan are exercisable up to a period of 5 years from the date of grant at an exercise price which is not less than the fair market value of the common stock at the date of grant, except to a shareholder owning 10% or more of the outstanding common stock of the Company, as to which the exercise price must be not less than 110% of the fair market value of the common stock at the date of grant. Options are exercisable, on a cumulative basis, 20% at or after each of the first, second, and third anniversary of the grant and 40% after the fourth year anniversary.

TEL-INSTRUMENT ELECTRONICS CORP

15.   Stock Option Plans (continued)

      In May 2003, the Board of Directors of the Company adopted the 2003 Stock Option Plan which reserves for issuance options to purchase up to 250,000 shares of its common stock and is similar to the 1998 Plan. The shareholders approved this plan at the November 2003 annual meeting.

      In March 2006, the Board of Directors of the Company adopted the 2006 Stock Option Plan which reserves for issuance options to purchase up to 250,000 shares of its common stock and is similar to the 1998 and 2003 Plans, and is subject to shareholder approval. This Plan is expected to be submitted to the shareholders at the next Annual Meeting

      A summary of the status of the Company's stock option plans for the fiscal years 2006, 2005, and 2004 and changes during the years are presented below: (in number of options):

                                                                       Average
                                                     Number of        Exercise
                                                      Options           Price
                                                     ---------        --------

      Outstanding options at April 1, 2003            243,250          $1.95

      Options granted                                 102,450          $2.32

      Options exercised                                (8,350)         $2.03

      Options canceled/forfeited                      (18,050)         $1.82

      Outstanding options  at March 31,2004           319,300          $2.07

      Options granted                                 145,750          $3.32

      Options exercised                               (43,680)         $1.57

      Options canceled/forfeited                      (30,470)         $2.34

      Outstanding options at March 31,2005            390,900          $2.57

      Options granted                                  88,000          $3.66

      Options exercised                               (66,550)         $2.02

      Options canceled/forfeited                      (12,500)         $2.62

      Outstanding options at March 31,2006            399,850          $2.89

      Remaining options available for grant were 227,670 and 53,170 as of March 31, 2006 and 2005, respectively.

TEL-INSTRUMENT ELECTRONICS CORP

15.   Stock Option Plans (continued)

      As of March 31, 2006, the Company had the following options outstanding:


        Number of                        Weighted Average    Options Exercisable
          Options           Exercise        Remaining              Contract
      Outstanding              Price   Contract Life (years)   At March 31, 2006
      -----------           --------   ---------------------   -----------------

            2,000           $ 4.2500            4.2                          -0-
            1,500             4.1900            4.0                          300
            2,000             4.1000            4.3                          -0-
            2,000             3.9700            3.9                          400
            1,500             3.9500            4.9                          -0-
            1,000             3.8500            5.0                          -0-
            3,000             3.8500            4.4                          -0-
            3,000             3.8500            4.1                          600
            2,000             3.8000            4.3                          -0-
            2,000             3.8000            4.1                          400
           15,000             3.7800            4.4                          -0-
            2,000             3.7600            3.9                          400
           18,000             3.7500            3.2                        7,200
           15,000             3.7400            3.7                        3,000
            1,500             3.7000            4.6                          -0-
            2,000             3.7000            3.2                          400
            1,500             3.7000            3.1                          600
            1,500             3.6200            3.0                          600
            3,000             3.6000            3.3                          600
            1,500             3.5800            4.6                          -0-
           44,000             3.5500            4.9                          -0-
            2,000             3.5500            3.8                          400
            1,500             3.5000            4.7                          -0-
            2,000             3.5000            3.5                          400
            2,000             3.5000            3.4                          400
            1,500             3.4900            3.2                          300
            3,000             3.4000            4.7                          -0-
           45,250             3.4000            3.7                       16,416
            2,000             3.4000            3.5                          400
            1,500             3.3000            4.8                          -0-
            2,000             3.3000            4.1                          400
            4,000             3.1900            3.1                        1,600
            1,500             3.1900            3.0                          600
            1,500             3.1500            2.9                          600
            1,500             3.1000            2.8                          600
           16,000             3.0500            2.8                        6,400
            2,000             2.9500            3.6                          400
            1,500             2.9000            2.7                          600
            1,500              2.850            3.6                          300
            1,500              2.750            3.4                          300
            1,500             2.5500            2.7                          600
            3,000             2.5000            2.2                        1,200
           40,250             2.4000            2.6                       16,100
            1,500             2.4000            2.2                          600
           35,000             2.3100            1.4                       21,000

TEL-INSTRUMENT ELECTRONICS CORP

15.   Stock Option Plan (continued)

        Number of                       Weighted Average
          Options           Exercise       Remaining         Options Exercisable
      Outstanding              Price  Contract Life (years)    At March 31, 2006
      -----------           --------  ---------------------  -------------------
            1,500             2.3000            2.4                          600
            3,000             2.2500            1.4                        1,800
            1,500             2.2500            2.4                          600
            3,000             2.2500            1.2                        1,800
            2,000             2.1500            2.6                          800
            1,500             2.1000            2.4                          600
           17,900             2.0900            0.7                       17,900
            1,500             2.0500            1.9                          900
           19,200             2.0000            1.7                       11,520
            1,200             1.8500            1.8                          720
           10,000             1.8300            0.2                       10,000
            1,500             1.8200            2.1                          900
           24,250             1.8000            0.2                       24,250
            1,500             1.8000            2.4                          600
            8,800             1.7100            0.6                        8,800
            1,500             1.5000            1.9                          900
          -------                                                        -------
          399,850                                                        166,806
          =======                                                        =======

      As of March 31,  2006,  2005,  and 2004,  166,806,  141,230,  and 112,450,
      respectively, of options were outstanding, vested, and exercisable.

      Due to the acceleration of 50,000 stock options, the Company incurred non-cash compensation expense in the amount of $43,230 for the fiscal year ended March 31, 2006.

16.   Net Income (Loss) Per Share Attributable to Common Stockholders

                                                                                              Fiscal Years Ended
                                                                          March 31, 2006        March 31, 2005        March 31, 2004
                                                                          --------------        --------------        --------------
        Basic net income (loss) per share computation:
          Net income (loss) attributable  to  common
             Stockholders                                                  $   (394,536)         $    (28,908)         $    362,910
          Weighted-average common shares outstanding                          2,204,476             2,157,729             2,142,416
          Basic net income (loss) per  share
             attributable to common  stockholders                          $      (0.18)         $      (0.01)         $       0.17
        Diluted net income (loss) per
         share computation:
          Net income (loss) attributable  to  common
              Stockholders                                                 $   (394,536)         $    (28,908)         $    362,910
          Weighted-average common shares outstanding                          2,204,476             2,157,729             2,142,416
          Incremental shares attributable to the assumed
             exercise of  outstanding options                                        --                    --               115,159
          Total adjusted weighted-average common shares                       2,204,476             2,157,729             2,257,575
          Diluted net income (loss) per share
            attributable to common stockholders                            $      (0.18)         $      (0.01)         $       0.16

      Incremental shares of 70,824 and 181,960 are attributable to the assumed exercise of outstanding options and have been excluded from the calculation of diluted net loss per share for fiscal years 2006 and 2005, respectively, as their effect would have been anti-dilutive due to the losses incurred in these period. All shares attributable to options were included in 2004.

TEL-INSTRUMENT ELECTRONICS CORP

17.   Segment Information

      Information is presented for the Company's three reportable segments, avionics government, avionics commercial, and marine systems. Marine systems information includes information beginning January 16, 2004, the date of acquisition. There are no inter-segment revenues.

      The Company is organized primarily on the basis of its avionics and marine instrument products. The avionics government segment consists primarily of the design, manufacture, and sale of test equipment to the U.S. and foreign governments and militaries either directly or through distributors. The avionics commercial segment consists of design, manufacture, and sale of test equipment to domestic and foreign airlines, directly or through commercial distributors, and to general aviation repair and maintenance shops. The Company develops and designs test equipment for the avionics industry and as such, the Company's products and designs cross segments. The marine instrumentation systems segment consists of sales to hydrographers, oceanographers, researchers, engineers, geophysicists and surveyors. Segment assets include accounts receivable and work-in-process inventory. Asset information, other than accounts receivable and work-in-process inventory, is not reported, since the Company does not produce such information internally. All long-lived assets are located in the U.S.

      The Company's marketing and engineering, research and development costs are only segment specific for total avionics and marine systems. General, and administrative expenses are not managed on a segment basis. The Company does allocate certain expenses, such as facility costs, to the marine system segment. Net interest includes expenses on debt and income earned on cash balances, both maintained at the corporate level.

      The table below presents information about reportable segments within the avionics business for the years ending March 31:

                                                                                                         Corporate/
                                            Avionics        Avionics        Avionics         Marine     Reconciling
2006                                       Government      Commercial        Total          Systems        Items            Total
----                                       ----------      ----------        -----          -------     -----------         -----
Revenues                                 $  7,326,687    $  2,930,037      10,256,724    $  939,335    $         --     $11,196,059
Cost of Sales                               3,165,808       1,923,251       5,089,059       640,677              --       5,729,736
                                         ------------    ------------    ------------    ----------    ------------     -----------
Gross Margin                                4,160,879       1,006,786       5,167,665       298,658              --       5,466,323
                                         ------------    ------------    ------------    ----------    ------------     -----------
Engineering, research, and
  Development                                                               2,337,696       196,801                       2,534,497
Selling, general, and admin.                                                1,366,207       416,612       1,413,954       3,196,773
Amortization  and impairment
  of intangibles                                                                   --            --         326,851         326,851
Interest(income)expense net                                                    (9,074)          147              --          (8,927)
                                                                         ------------    ----------    ------------     -----------
Income (loss) before income
  taxes                                                                  $  1,472,836    $ (314,902)   $ (1,740,805)    $  (582,871)
                                                                         ------------    ----------    ------------     -----------
Segment Assets                           $  1,030,590    $    471,075                    $  610,984    $  5,003,933     $ 7,116,582
                                         ============    ============                    ==========    ============     ===========

TEL-INSTRUMENT ELECTRONICS CORP

17.   Segment Information (Continued)

                                                                                                         Corporate/
                                                                            Avionics         Marine     Reconciling
2005                                       Government      Commercial        Total          Systems        Items            Total
----                                       ----------      ----------        -----          -------     -----------         -----
Revenues                                 $  6,661,561    $  3,046,308       9,707,869    $  803,415      $       --     $10,511,284
Cost of Sales                               2,730,910       1,810,064       4,540,974       489,114              --       5,030,088
                                         ------------    ------------    ------------    ----------     -----------     -----------
Gross Margin                                3,930,651       1,236,244       5,166,895       314,301              --       5,481,196
                                         ------------    ------------    ------------    ----------     -----------
Engineering, research, and                                                  1,867,404       319,424                       2,186,828
  Development
Selling, general, and admin.                                                1,356,812       383,216       1,443,549       3,183,577
Amortization of intangibles                                                        --            --          86,196          86,196
Interest expense, net                                                          10,621           257              --          10,878
                                                                         ------------    ----------     -----------     -----------
Income (loss) before income
  taxes                                                                  $  1,932,058    $ (388,596)    $(1,529,745)    $    13,717
                                                                         ------------    ----------     -----------     -----------
Segment Assets                           $  1,936,808    $  1,037,012                    $  505,981     $ 4,190,929     $ 7,670,730
                                         ============    ============                    ==========     ===========     ===========

                                                                                                         Corporate/
                                                                            Avionics         Marine     Reconciling
2004                                       Government      Commercial        Total          Systems        Items            Total
----                                       ----------      ----------        -----          -------     -----------         -----
Revenues                                 $  6,665,193    $  3,893,978      10,559,171    $  144,858     $        --    $ 10,704,029
Cost of Sales                               2,833,579       2,046,784       4,880,363        97,174              --       4,977,537
                                         ------------    ------------    ------------    ----------     -----------     -----------
Gross Margin                                3,831,614       1,847,194       5,678,808        47,684              --       5,726,492
                                         ------------    ------------    ------------    ----------     -----------
Engineering, research, and                                                  2,115,927        36,588                       2,152,515
  Development
Selling, general, and admin.                                                1,369,624        75,140       1,513,415       2,958,179
Amortization of intangibles                                                                                  17,958          17,958
Interest expense, net                                                           4,047            --              --           4,047
                                                                         ------------    ----------     -----------     -----------
Income (loss) before income
  taxes                                                                  $  2,189,210    $  (64,044)    $(1,531,373)    $   593,793
                                                                         ------------    ----------     -----------     -----------
Segment Assets                           $  1,362,304    $  1,311,323                    $  231,066     $ 4,487,808     $ 7,392,501
                                         ============    ============                    ==========     ===========     ===========

      Foreign sales were  $2,197,019,  $1,938,346,  and $1,961,314 for the years ended March 31, 2006, 2005, and 2004, respectively. All other sales were to customers located in the U.S.

TEL-INSTRUMENT ELECTRONICS CORP

18.   Quarterly Results of Operations (Unaudited)

      Quarterly consolidated data for the years ended March 31, 2006 and 2005 is as follows:

                                                                    Quarter Ended
                                        ----------------------------------------------------------------------
      FY 2006                           June 30           September 30        December 31             March 31
Net sales                             $ 3,150,978         $ 3,094,442         $ 3,008,995          $ 1,941,644
Gross profit                            1,606,683           1,504,819           1,530,457              824,364
Income (loss) before taxes                 57,991              64,884             157,419             (863,165)
Net income (loss)                          29,148              36,116              86,544             (546,344)
Diluted earnings (loss) per share            0.01                0.02                0.04                (0.25)

                                                                    Quarter Ended
                                        ----------------------------------------------------------------------
      FY 2005                          June 30            September 30        December 31             March 31
Net sales                             $ 2,812,800         $ 2,238,950         $ 2,782,090          $ 2,677,444
Gross profit                            1,477,560           1,212,539           1,549,686            1,241,411
Income (loss) before taxes                 87,517            (131,777)             69,771              (11,794)
Net Income (loss)                          52,554             (79,133)             42,046              (44,375)
Diluted earnings (loss) per share            0.02               (0.04)               0.02                (0.01)

Revenues in the fourth quarter of fiscal year 2006 were substantially lower than quarterly amounts reported for the first three quarters of the current fiscal year and also the previous year as Tel is in a transitional phase between the end of deliveries in fiscal year 2006, pursuant to its multi-year AN/APM-480 contract and other government contracts, and the commencement of production deliveries under its multi-year AN/USM-708 contract. With respect to existing business, commercial sales remain depressed and several medium-sized military orders have been delayed. Expenses include approximately $300,000 in accounting and restructuring charges associated with its ITI subsidiary. Research and Development costs remained high due to the cost of finalizing the design for the new AN/USM-708 (CRAFT) next generation multi-function test set for the U.S. Navy

TEL-INSTRUMENT ELECTRONICS CORP

Schedule II - Valuation and Qualifying Accounts

                                                                       Balance
                             Balance at   Charged to                      at
                             Beginning    Costs and                   End of the
Description                 of the Year    Expenses     Deductions       Year

Year ended March 31, 2006:

  Allowance for doubtful
     Accounts                 $ 46,206      $     --     $ (5,212)     $ 40,994
                              ========      ========     ========      ========

  Allowance for obsolete
     Inventory                $170,640      $122,685     $(50,221)     $243,104
                              ========      ========     ========      ========

Year ended March 31, 2005:
  Allowance for doubtful
     Accounts                 $ 41,598      $  4,608     $     --      $ 46,206
                              ========      ========     ========      ========

  Allowance for obsolete
     Inventory                $140,898      $ 29,742     $     --      $170,640
                              ========      ========     ========      ========

Year ended March 31, 2004:
  Allowance for doubtful
     Accounts                 $ 36,598      $  5,000(1)  $     --      $ 41,598
                              ========      ========     ========      ========

  Allowance for obsolete
     Inventory                $112,813      $ 28,085     $     --      $140,898
                              ========      ========     ========      ========

      (1)   Amount related to acquired company.

TEL-INSTRUMENT ELECTRONICS CORP

Item 9. Changes in and Disagreements with Accountants on Accounting and

      Financial Disclosure

      The Company has had no disagreements with its auditors as defined in Item 304 of Regulation S-K.

Item 9a. Controls and Procedures

      The Company adopted disclosure controls and procedures, as called for by the recently adopted legislation and rules of the Securities and Exchange Commission. Under Rules promulgated by the SEC, disclosure controls and procedures are defined as "those controls or other procedures of the issuer that are designed to ensure that information required to be disclosed by the issuer in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the commission's rules and forms." The Company's Chief Executive Officer and Principal Accounting Officer evaluated the Company's Disclosure Controls and Procedures at March 31, 2006 and have concluded that they are effective based on their evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.

      There were no changes in our internal control over financial reporting identified in connection with the evaluation as of March 31, 2006 by the Chief Executive Officer and Principal Accounting Officer, required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Item 9b. None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

                                                                                     Year First
                                                                                      Elected a
     Name (age)                      Position                                         Director
     ----------                      --------                                         --------

Harold K. Fletcher (1)               Chairman of the Board,                             1982
       (80)                          President and Chief Executive
                                     Officer since 1982.

George J. Leon (2) (3)               Director; Investment                               1986
       (62)                          Manager and beneficiary of
                                     the George Leon Family Trust
                                     (investments) since 1986.

Robert J. Melnick                    Director; Vice                                     1998
       (72)                          President since 1999;
                                     Marketing and Management Consultant
                                     for the Company since 1991.

Jeffrey C. O'Hara, CPA (1) (2) (3)   Director; Vice President since                     1998
            (48)                     2005; Financial Consultant from
                                     2001; Chief Financial Officer from
                                     1999-2000 of Alarm Security Group;

Robert A. Rice (2)                   Director; President and                            2004
        (51)                         Owner of Spurwink Cordage, Inc since
                                     1998 (textile manufacturing).

Robert H. Walker (2) (3)             Director; Retired Executive Vice                   1984
         (70)                        President, Robotic Vision Systems, Inc.
                                     (design and manufacture of robotic
                                     vision systems) 1983-1998.

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

      Beneficial Ownerships Reporting Compliance

      Registrant became subject for the first time to the reporting requirements under Section 16 of the Securities Exchange Act of 1934 on February 10, 2004, and as of March 31, 2006, the end of the last fiscal year, all officers, directors and 10% beneficial owners, known to the Company, had timely filed required forms reporting beneficial ownership of Company securities, based on review of Filed Forms 3 and 4.

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

                                     Cash Compensation          Stock Options
                                     -----------------          -------------

      George J. Leon                       $ 9,375                 7,500

      Jeffrey C. O'Hara (1)                $ 2,500                 2,500

      Robert A. Rice                       $ 8,125                 6,500

      Robert H. Walker                     $ 9,375                 7,500

      (1) Effective August 2005 Mr. O'Hara became Vice President and Director of Operations of the Company, and was, therefore, no longer considered an outside director.

      Other Officers

      Donald S. Bab             Secretary and General Counsel since 1982.
           (70)

      Joseph P. Macaluso        Principal Accounting Officer since August 2002.
           (54)                 Director - Finance and Administration for the
                                Company since February 1999. Chief Financial
                                Officer of Electro-Catheter Corp from 1987-1999.

Item 11. Executive Compensation

      The  following  table  and  accompanying   notes  set  forth   information
      concerning compensation for the fiscal years ended March 31, 2006, 2005, and 2004.

                                                            Stock              (2) Other
Name and Principal position(1)   Year        Salary        Options             Compensation
------------------------------   ----        ------        -------             ------------
Harold K. Fletcher               2006        $159,000         --                      --
Chairman of the Board            2005        $154,400      15,000 options(3)          --
President and Chief              2004        $154,400         --                 $13,000

Executive Officer
Jeffrey C. O'Hara(4)             2006       $75,600(4)     15,000 options(3)          --
Vice President                   2005            --             --                    --
                                 2004            --             --                    --

      (1) Robert J. Melnick, Vice President and director, serves pursuant to a consulting contract that provided $81,700, $97,400, and $98,700 in compensation for each of the fiscal years 2006, 2005, and 2004, respectively, and has received options to purchase 10,000 shares of common stock exercisable at the market price on the date of grant.

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

      (4)   Mr. O'Hara is employed at annual salary of $108,000 per annum.

      (5) Employee stock options, see Note 15 to Notes to Consolidated Financial Statements.

Stock Option Grants

The following table sets forth information regarding grants of stock options to executive officers during 2006.

                                                                Individual Grants                             Grant Date Value
                             ----------------------------------------------------------------------------     ----------------
                                                           % of Total
                                                             Options
                                   Number of               Granted to       Exercise
                             Securities Underlying        Employees in        Price           Expiration        Grant Date
Name                            Options Granted           Fiscal Year       Per Share            Date         Present Value ($)
----                         ---------------------        -------------     --------          ----------      -----------------
Jeffrey C. O'Hara                  15,000(1)                   17             $3.78             8/15/10           28,157(2)

      (1) The stock options granted to Mr. O'Hara on August 15, 2005 were Incentive Stock options granted pursuant to the Company's 2003 Stock Plan. Such options become exercisable cumulatively at a rate of 20%, 20%, 20%, and 40% on August 15, 2006, August 15, 2007, August 15,
            2008, and August 15, 2009, respectively. Mr. O'Hara was also granted options for 2,000 shares as an outside director prior to becoming Vice President and Director of Operations.

      (2) The fair value of these options on the date of grant was estimated using the Black-Scholes option-pricing model with the following assumptions volatility of 50%; risk-free interest rate of 5%, expected life of 5 years; and no future dividends. The dollar amount in this column is not intended to forecast potential future appreciation, if any, of the Company's Common Shares.

Aggregate Options Held and Year-End Option Table

The following table provides information on options held (no option were exercised) during 2006 by the named executive officers and the value of each of their respective unexercised options at March 31, 2006.

          Aggregated Option Held in Last Fiscal Year and FY-end Option

       (A)                         (B)                     (C)                    (D)                      (E)
                                                                                Number of         Value of Unexercised
                                                                           Unexercised Options    In-the-Money Options
                                                                               FY-End (#)            FY-End ($) (1)

                             Shares Acquired              Value               Exercisable/            Exercisable/
       Name                  on Exercise (#)          Realized ($)            Unexercisable           Unexercisable
       ----                  ---------------          ------------            -------------           -------------
Harold K. Fletcher                  --                      --                24,000/26,000          $15,640/$22,890
Jeffrey C. O'Hara                   --                      --                13,880/32,120          $9,952/$15,138

(1) Calculated on the basis of fair market value of the underlying securities at March 31, 2006 less the exercise price.

Equity Compensation Plan Information

In June 1998, the Board of Directors adopted the 1998 Stock Option Plan ("the Plan") which reserves for issuance options to purchase up to 250,000 shares of its Common Stock. The shareholders approved the Plan at the December 1998 annual meeting. The Plan, which has a term of ten years from the date of adoption is administered by the Board of Directors or by a committee appointed by the Board of Directors. The selection of participants, allotment of shares, and other conditions related to the grant of options, to the extent not set forth in the Plan, are determined by the Board of Directors. Options granted under the Plan are exercisable up to a period of 5 years from the date of grant at an exercise price which is not less than the fair market value of the common stock at the date of grant, except to a shareholder owning 10% or more of the outstanding common stock of the Company, as to which the exercise price must be not less than 110% of the fair market value of the common stock at the date of grant.
Options are exercisable, on a cumulative basis, 20% at or after each of the first, second, and third anniversary of the grant and 40% after the fourth year anniversary.

In May 2003, the Board of Directors of the Company adopted the 2003 Stock Option Plan which reserves for issuance options to purchase up to 250,000 shares of its common stock and is similar to the 1998 Plan. The shareholders approved this plan at the November 2003 annual meeting.

In March 2006, the Board of Directors of the Company adopted the 2006 Stock Option Plan which reserves for issuance options to purchase up to 250,000 shares of its common stock and is similar to the 1998 and 2003 Plans, and is subject to shareholder approval. This Plan is expected to be submitted to the shareholders at the next Annual Meeting.

Additionally, the Company has individual employment agreements with ten individuals for the grant of 65,000 stock options with a weighted average exercise of $3.06 per share. These option grants have been approved by the directors, but not by the shareholders, and were included as consideration for their employment.

The following table provides information as of March 31, 2006 regarding compensation plans under which equity securities of the Company are authorized for issuance.

--------------------------------------------------------------------------------------------------
                                                                                Number of options
                                                                               remaining available
                              Number of securities      Weighted average       for future issuance
                                to be issued upon       exercise price of         under Equity
       Plan category           exercise of options           options           Compensation Plans
--------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------
 Equity Compensation Plans
 approved by shareholders            356,350                  $2.81                   21,170
--------------------------------------------------------------------------------------------------

 Equity Compensation Plans
      not approved by
       shareholders                   43,500                  $3.56                  206,500
--------------------------------------------------------------------------------------------------

           Total                     399,850                  $2.89                  227,670
--------------------------------------------------------------------------------------------------

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information known to the Company with respect to the beneficial ownership as of March 31, 2006, by (i) all persons who are beneficial owners of five percent (5%) or more of the Company's Common Stock, (ii) each director and nominee, (iii) the Named Executive Officers, and
(iv) all current directors and executive officers as a group.

                                        Number of Shares          Percentage
Name and Address                        Beneficially Owned        of Class (1)
----------------                        ------------------        ------------

Named Directors and Officers
----------------------------

Harold K. Fletcher, Director                540,102 (2)              23.4%
728 Garden Street
Carlstadt, NJ 07072

George J. Leon, Director                    325,147 (3)              14.2%
116 Glenview
Toronto, Ontario, Canada M4R1P8

Robert J. Melnick, Director                  39,600 (4)               1.7%
57 Huntington Road
Basking Ridge, NJ  07920

Jeffrey C. O'Hara, Director                 127,980 (5)               5.6%
853 Turnbridge Circle
Naperville, IL 60540

Robert A. Rice                               77,500 (6)               3.4%
5 Roundabout Lane
Cape Elizabeth, ME 04107

Robert H. Walker, Director                   45,263 (7)               2.0%
27 Vantage Court
Port Jefferson, NY 11777

Donald S. Bab, Secretary                     82,034                   3.6%
770 Lexington Ave.
New York, New York 10021

All Officers and Directors                1,263,139 (8)              53.3%
as a Group (8 persons)

TEL-INSTRUMENT ELECTRONICS CORP

Item 12. Security Ownership of Certain Beneficial Owners and Management (Continued)

      (1) The class includes 2,279,381 shares outstanding plus shares outstanding under Rule 13d-3(d)(1) under the Exchange Act. The common stock deemed to be owned by the named parties, includes stock which is not outstanding but subject to currently exercisable options held by the individual named. The foregoing information is based on reports made by the named individuals.

      (2) Includes 24,681 shares owned by Mr. Fletcher's wife, and 4,254 shares owned by his son. Mr. Fletcher disclaims beneficial ownership of the shares owned by his wife and son. Also includes 24,000 subject to currently exercisable stock options.

      (3) Includes 308,267 shares owned by the George Leon Family Trust, of which Mr. Leon is trustee and a beneficiary, and 14,480 shares subject to currently exercisable stock options. Mr. Leon disclaims beneficial ownership of the shares owned by the trust.

      (4)   Includes 6,000 shares subject to currently exercisable stock options

      (5) Includes 13,880 shares subject to currently exercisable stock options.

      (6)   Includes 1,500 shares subject to currently exercisable stock options

      (7) Includes 14,480 shares subject to currently exercisable stock options.

      (8) Includes 88,840 shares subject to currently exercisable options held by all executive officers and directors of the Company (including those individually named above).

Item 13. Certain Relationships and Related Transactions

      The disclosures required by this item are contained in Note 12 to Notes to Consolidated Financial Statements included on pages 35 and 36 of this document.

TEL-INSTRUMENT ELECTRONICS CORP

Item 14. Principal Accountant Fees and Services

      For the fiscal years ended March 31, 2006 and 2005, professional services were performed by BDO Seidman, LLP, the Company's independent registered public accountant. Fees paid for those years were as follows:

                                                         2006       2005
                                                         ----       ----
      Audit Fees                                       $83,000     $73,000
      Audit-Related Fees                                    --       2,800
                                                       -------     -------
      Total Audit and Audit-Related Fees                83,000      75,800
      Tax Fees                                              --          --
      All Other Fees                                        --          --
                                                       -------     -------
          Total                                        $83,000     $75,800
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

      Audit Related Fees. Fees of $2,800 were paid in 2005. No fees were paid in 2006.

      Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditor

      The Audit Committee has established a policy which requires it to pre-approve all audit and permissible non-audit services, including audit-related and tax services, if any, to be provided by the independent auditor. Pre-approval is generally provided for up to one year and is detailed as to the particular service or category of service to be performed, and is subject to a detailed budget. The auditor and management are required to report periodically to the Audit Committee regarding the extent of services performed and the amount of fees paid to date, in accordance with the pre-approval. Pursuant to that policy, the Audit Committee has approved, for the fiscal year ending March 31, 2006, an aggregate of specified services, including audit, audit-related and tax services, expected to be rendered during the year, together with specified amounts of approved fees to be incurred for those services.

Item 15. Exhibits and Financial Statement Schedules

      a.) The following documents are filed as a part of this report:

                                                                           Pages
                                                                           -----
           (1)   Financial Statements:

                 Report of Independent Registered Public Accounting Firm     19

                 Consolidated Balance Sheets - March 31, 2006 and 2005       20

                 Consolidated Statements of Income - Years Ended             21
                 March 31, 2006, 2005 and 2004

                 Consolidated Statements of Changes in Stockholders'         22
                 Equity - Years Ended March 31, 2006,
                 2005 and 2004

                 Consolidated Statements of Cash Flows - Years Ended         23
                 March 31, 2006, 2005 and 2004

                 Notes to Consolidated Financial Statements               24-46

           (2)   Financial Statement Schedule                                47
                   II - Valuation and Qualifying Accounts

TEL-INSTRUMENT ELECTRONICS CORP
      c.) Exhibits identified in parentheses below on file with the Securities and Exchange Commission, are incorporated herein by reference as exhibits hereto.

--------------------------------------------------------------------------------
*       (3.1)      Tel-Instrument Electronics Corp's Certificate of
                   Incorporation, as amended.
--------------------------------------------------------------------------------
*       (3.2)      Tel-Instrument Electronics Corp's By-Laws, as amended.
--------------------------------------------------------------------------------
*       (3.3)      Tel-Instrument Electronics Corp's Restated Certificate of
                   Incorporation dated November 8, 1996.
--------------------------------------------------------------------------------
*       (4.1)      Specimen of Tel-Instrument Electronics Corp's Common Stock
                   Certificate.
--------------------------------------------------------------------------------
*       (10.1)     7%, $30,000 Convertible  Subordinated Note dated March 31,
                   1992 between Registrant and Donald S. Bab.
--------------------------------------------------------------------------------
*       (10.2)     Distributor Agreement with Muirhead Avionics & Accessories
                   Ltd.
--------------------------------------------------------------------------------
*       (10.3)     Naval Air Warfare Center Aircraft Division Contract No.
                   N68335-97-D-0060
--------------------------------------------------------------------------------
*       (10.4)     Lease dated March 1, 2001 by and between Registrant and 210
                   Garibaldi Group.
--------------------------------------------------------------------------------
*       (10.5)     Agreement with Semaphore  Capital  Advisors dated November
                   28, 2001 and amendment dated as of June 1, 2002.
--------------------------------------------------------------------------------
*       (10.6)     10%  convertible subordinated note between Registrant and
                   Harold K. Fletcher.
--------------------------------------------------------------------------------
*       (10.7)     1998 stock option plan and option agreement.
--------------------------------------------------------------------------------
(*)     (10.8)     Purchase agreement between Registrant and Innerspace
                   Technology
--------------------------------------------------------------------------------
*       (10.9)     Agreement between Registrant and Semaphore Capital Advisors,
                   LLC
--------------------------------------------------------------------------------
*       (10.10)    2003 Stock Option Plan
--------------------------------------------------------------------------------
        (23.1)     Consent of Independent Registered Public Accounting Firm
--------------------------------------------------------------------------------
        (31.1)     Certification  by CEO  pursuant to Rule 15d-14  under the
                   Securities Exchange Act.
--------------------------------------------------------------------------------
        (31.2)     Certification  by CFO  pursuant to Rule 15d-14  under the
                   Securities Exchange Act.
--------------------------------------------------------------------------------
        (32.1)     Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of
                   2002.
--------------------------------------------------------------------------------
        (32.2)     Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of
                   2002.
--------------------------------------------------------------------------------

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

                         TEL-INSTRUMENT ELECTRONICS CORP
                         -------------------------------
                                  (Registrant)

              Dated: July 11, 2006                 By: /s/ Harold K. Fletcher
                                                       -----------------------
                                                       President and Director
                                                       (Principal Executive
                                                       Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated and by signature hereto.

Signature                                   Title                      Date
---------                                   -----                      ----

/s/  Harold K. Fletcher                    Director                July 11, 2006
-------------------------
/s/  Harold K. Fletcher

/s/  Joseph P. Macaluso          Principal Accounting Officer      July 11, 2006
-------------------------
/s/  Joseph P. Macaluso

/s/  George J. Leon                        Director                July 11, 2006
-------------------------
/s/  George J. Leon

/s/ Robert J. Melnick                      Director                July 11, 2006
-------------------------
/s/ Robert J. Melnick

/s/ Jeffrey C. O'Hara                      Director                July 11, 2006
-------------------------
/s/ Jeffrey C. O'Hara

/s/ Robert A. Rice                         Director                July 11, 2006
-------------------------
/s/ Robert A. Rice

/s/  Robert H. Walker                      Director                July 11, 2006
-------------------------
/s/  Robert H. Walker