Form 10QSB
period 2006-06-30
TEL INSTRUMENT ELECTRONICS CORP
filed 2006-08-14
CIK 96885

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                    ________________________________________

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2006

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission File No. 33-18978

                        TEL-INSTRUMENT ELECTRONICS CORP.
              ----------------------------------------------------
             (Exact name of the Registrant as specified in Charter)

        New Jersey                                           22-1441806
 ----------------------                               -------------------------
(State of Incorporation)                             (I.R.S. Employer ID Number)

                    728 Garden Street, Carlstadt, New Jersey       07072
                     --------------------------------------       --------
                    (Address of Principal Executive Offices)     (Zip Code)

          Registrant's Telephone No. including Area Code: 201-933-1600

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes      No
                                       -----   -----

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated filer[ ]      Accelerated filer[ ]    Non-accelerated filer[X]


Indicate by checkmark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Securities Act).  Yes      No  X
                                       -----   -----

Indicate the number of shares outstanding of the issuer's common stock, as of the latest practical date:

     2,294,881 shares of Common stock, $.10 par value as of August 7, 2006.

                     TEL-INSTRUMENT ELECTRONICS CORPORATION
                     --------------------------------------
                                TABLE OF CONTENTS
                                -----------------


                                                                           PAGE
                                                                           ----

              Part I - Financial Information

Item 1.       Condensed Consolidated Financial Statements (Unaudited):

              Condensed Consolidated Balance Sheets
              June 30, 2006 and March 31, 2006                               1

              Condensed Consolidated Statements of Operations -
              Three Months Ended June 30, 2006 and 2005                      2

              Condensed Consolidated Statements of Cash Flows -
              Three Months Ended June 30, 2006 and 2005                      3

              Notes to Condensed Consolidated Financial Statements          4-8

Item 2.       Management's Discussion and Analysis of the Results of
              Operations and Financial Conditions                           9-14

Item 3.       Quantitative and Qualitative Disclosures about Market Risk     15

Item 4.       Controls and Procedures                                        15

              Part II - Other Information

Item 1.       Legal Proceedings                                              15

Item 1A.      Risk Factors                                                   15

Item 6.       Exhibits                                                       15



              Signatures                                                     16

              Certifications



Item 1 - Financial Statements

                        TEL-INSTRUMENT ELECTRONICS CORPORATION
                        --------------------------------------
                         CONDENSED CONSOLIDATED BALANCE SHEETS
                         -------------------------------------



                                                                June 30,     March 31,
                                                                  2006         2006
                                                               ----------   ----------
                                                               (unaudited)
ASSETS

Current assets:
   Cash and cash equivalents                                   $1,228,895   $1,934,541
  Accounts receivable, net                                      1,294,990    1,049,578
  Inventories, net                                              2,134,948    2,102,280
  Taxes receivable                                                 82,488       82,488
  Prepaid expenses and other current assets                       119,020      138,041
  Deferred income tax benefit                                     900,474      720,082
                                                               ----------   ----------
Total current assets                                            5,760,815    6,027,010

Equipment and leasehold improvements, net                         750,949      775,065
Other assets                                                      317,561      314,507
                                                               ----------   ----------

Total assets                                                   $6,829,325   $7,116,582
                                                               ==========   ==========

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities:
  Convertible note payable - related party - current portion   $   50,000   $   50,000
  Notes payable - other                                            29,000       29,000
  Accounts payable                                                362,148      288,525
  Deferred revenues                                                41,800       59,202
  Accrued payroll, vacation pay
      payroll taxes                                               378,958      391,062
  Accrued expenses                                                818,732      906,852
                                                               ----------   ----------
Total current liabilities                                       1,680,638    1,724,641

Deferred revenues                                                  80,875       80,875
Convertible notes payable - related party-non-current             100,000      100,000
Deferred income taxes                                              43,000       43,000
                                                               ----------   ----------

Total liabilities                                               1,904,513    1,948,516
                                                               ----------   ----------

Stockholders' equity:
   Common stock, par value $.10 per share, 2,294,881
         and 2,279,381issued and outstanding as of June 30,
          2006 and March 31, 2006, respectively                   229,488      227,941
   Additional paid-in capital                                   4,277,533    4,251,180
   Retained earnings                                              417,791      688,945
                                                               ----------   ----------

Total stockholders' equity                                      4,924,812    5,168,066

Total liabilities and stockholders' equity                     $6,829,325   $7,116,582
                                                               ==========   ==========


See accompanying notes to condensed financial statements

                     TEL-INSTRUMENT ELECTRONICS CORPORATION
                     --------------------------------------
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 -----------------------------------------------
                                   (Unaudited)



                                                        Three Months Ended
                                                        ------------------
                                                     June 30,         June 30,
                                                       2006             2005
                                                   -----------      -----------

Net sales                                          $ 1,765,051      $ 3,150,978

Cost of sales                                          959,473        1,544,295
                                                   -----------      -----------
Gross margin                                           805,578        1,606,683

Operating expenses:
  Selling, general and administrative                  622,123          897,995
  Amortization of intangibles                             --             21,549
  Engineering, research and development                645,181          628,522
                                                   -----------      -----------
Total operating expenses                             1,267,304        1,548,066
                                                   -----------      -----------

Income (loss) from operations                         (461,726)          58,617

Interest income (expense):
  Interest income                                       12,450            3,090
  Interest expense                                      (2,270)          (3,716)
                                                   -----------      -----------

Income (loss) before income taxes                     (451,546)          57,991

Income tax (benefit) expense                          (180,392)          28,843
                                                   -----------      -----------

Net income (loss)                                  $  (271,154)     $    29,148

Basic income (loss) per common share               $     (0.12)     $      0.01
                                                   -----------      -----------
Diluted income (loss) per common share             $     (0.12)     $      0.01
                                                   -----------      -----------

Dividends per share                                       None             None

Weighted average shares outstanding
   Basic                                             2,283,256        2,187,831
   Diluted                                           2,283,256        2,337,848


         See accompanying notes to condensed financial statements



                        TEL-INSTRUMENT ELECTRONICS CORPORATION
                        --------------------------------------
                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    -----------------------------------------------
                                      (Unaudited)


                                                              Three Months ended
                                                              ------------------
                                                            June 30,       June 30,
                                                              2006           2005
                                                          -----------    -----------
Cash flows from operating activities:
Net income (loss)                                         $  (271,154)   $    29,148
Adjustments to reconcile net income (loss) to net
    cash used in operating activities:
       Deferred income taxes                                 (180,392)        29,759
       Depreciation                                            66,783         68,499
       Amortization of acquired intangibles                      --           21,549
       Non-cash stock-based compensation                         --           25,938

Changes in assets and liabilities:
    Increase in accounts receivable                          (245,412)      (238,205)
    (Increase) decrease in inventories                        (32,668)        78,004
    Decrease in prepaid expenses & other current assets        19,021         13,003
    Increase in other assets                                   (3,054)        (4,687)
    Increase (decrease) in accounts payable                    73,623       (132,091)
    Decrease in accrued payroll, vacation pay
      and payroll taxes                                       (12,104)       (13,477)
    Decrease in deferred revenues                             (17,402)       (11,030)
    Decrease in accrued expenses                              (88,120)       (92,953)
                                                          -----------    -----------
Net cash used in operating activities                        (690,879)      (226,543)
                                                          -----------    -----------

Cash flows from investing activities:
    Purchases of property, plant and equipment                (42,667)       (36,049)
                                                          -----------    -----------
Net cash used in investing activities                         (42,667)       (36,049)
                                                          -----------    -----------

Cash flows from financing activities:
    Proceeds from the exercise of stock options                27,900           --
    Payment of capitalized lease obligations                     --           (2,323)
                                                          -----------    -----------

Net cash provided by (used in) financing activities            27,900         (2,323)
                                                          -----------    -----------

Net decrease in cash and cash equivalents                    (705,646)      (264,915)
Cash and cash equivalents at beginning of period            1,934,541        826,959
                                                          -----------    -----------
Cash and cash equivalents at end of period                $ 1,228,895    $   562,044
                                                          -----------    -----------

Taxes paid                                                $      --      $      --
Interest paid                                             $      --      $      --


See accompanying notes to condensed financial statements

                        TEL-INSTRUMENT ELECTRONICS CORP.
                        --------------------------------
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------


Note 1        Basis of Presentation
------        ---------------------

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of Tel-Instrument Electronics Corp. as of June 30, 2006, the results of operations for the three months ended June 30, 2006 and June 30, 2005, and statements of cash flows for the three months ended June 30, 2006 and June 30, 2005. These results are not necessarily indicative of the results to be expected for the full year.

The financial statements have been prepared in accordance with the requirements of Form 10-Q and consequently do not include disclosures normally made in an Annual Report on Form 10-K. The March 31, 2006 balance sheet included herein was derived from the audited financial statements included in the Company's annual report on Form 10-K. Accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2006.

Note 2        Accounts Receivable, net
------        ------------------------

Accounts receivable, net consist of:

                                                       June 30,       March 31,
                                                         2006           2006
                                                     -----------    -----------

              Commercial                             $   397,734    $   548,083
              Government                                 938,250        542,489
              Less: Allowance for doubtful debts         (40,994)       (40,994)
                                                     -----------    -----------

                                                     $ 1,294,990    $ 1,049,578
                                                     ===========    ===========


Note 3        Inventories, net
------        ----------------

                                                       June 30,       March 31,
Inventories, net consist of:                             2006           2006
                                                     -----------    -----------

              Purchased parts                        $ 1,286,004    $ 1,409,502
              Work-in-process                            901,159        723,782
              Finished Goods                             183,455        212,100
              Less:  Reserve for obsolescence           (235,670)      (243,104)
                                                     -----------    -----------

                                                     $ 2,134,948    $ 2,102,280
                                                     ===========    ===========



                        TEL-INSTRUMENT ELECTRONICS CORP.
                        --------------------------------
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
        ----------------------------------------------------------------

Note 4        Earnings Per Share
------        ------------------

The Company's basic income (loss) per common share is based on net income for the relevant period, divided by the weighted average number of common shares outstanding during the period. Diluted income per common share is based on net income, divided by the weighted average number of common shares outstanding during the period, including common share equivalents, such as outstanding stock options. Diluted income per share for the period ended June 30, 2006 does not include common stock equivalents, as these shares would be antidilutive.

                                                                             Three Months Ended           Three Months Ended
                                                                             ------------------           ------------------
                                                                                June 30, 2006                June 30, 2005
                                                                                -------------                -------------
Basic net income (loss) per share computation:
  Net income (loss) attributable to common stockholders                      $         (271,154)          $           29,148
  Weighted-average common shares outstanding                                          2,283,256                    2,187,831
  Basic net income (loss) per share attributable to common stockholders      $            (0.12)          $             0.01
Diluted net income (loss) per share computation
  Net income (loss) attributable to common stockholders                      $         (271,154)          $           29,148
  Weighted-average common shares outstanding                                          2,283,256                    2,187,831
  Incremental shares attributable to the assumed exercise of
       outstanding stock options                                                           --                        150,017
  Total adjusted weighted-average shares                                              2,283,256                    2,337,848
  Diluted net income(loss) per share attributable to common stockholders     $            (0.12)          $             0.01


Note 5        Stock Options
-------       -------------

Effective April 1, 2006, the Company adopted Statement of Financial Accounting
Standards No. 123R, "Share-Based Payment" ("SFAS 123R"), utilizing the modified prospective method. SFAS 123R requires the measurement of stock-based compensation based on the fair value of the award on the date of grant. Under the modified prospective method, the provisions of SFAS 123R apply to all awards granted after the date of adoption. The Company recognizes compensation cost on awards on a straight-line basis over the vesting period, typically four years.
The impact to the Company for the three months ended June 30, 2006 was not material. Prior to the adoption of SFAS 123R, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles
Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. The Company adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123 and 148, "Accounting for
Stock-Based Compensation" ("SFAS 123 and 148"). Under SFAS 123 and 148 the
Company provides pro forma net income and pro forma earnings per share disclosures for employee stock option grants made since fiscal 1996 as if the fair-value-based method as defined in SFAS No. 123 had been applied. The Company estimates the fair value of each option using the Black Scholes option-pricing model with the following weighted-average assumptions: expected dividend yield of 0.0%, risk-free interest rate of 5%, volatility at 50% and an expected life of 5 years for 2007 and 2006, and an expected dividend yield of 0.0%, risk-free interest rate of 3.5% and volatility at 50% and an expected life of 5 years for 2005.

                        TEL-INSTRUMENT ELECTRONICS CORP.
                        --------------------------------
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
        ----------------------------------------------------------------


Note 5        Stock Options (continued)
------        -------------------------

Had the Company determined compensation cost based on the fair market value at the grant date for its 399,850 outstanding stock options under SFAS No. 123, the pro forma amounts are indicated below:

                                                                   Three Months Ended        Three Months Ended
                                                                   ------------------        ------------------
                                                                     June 30, 2006             June 30, 2005
                                                                     -------------             -------------
     Net income (loss)  - as reported                             $     (271,154)           $       29,148
     Add: Stock-based employee compensation expense included
          In reported net income, net of taxes                              --                      10,375
     Less: Total stock based employee compensation, net of taxes         (17,446)                  (27,137)
                                                                        --------                  --------
              Net income - pro forma                                    (288,600)                   12,386
                                                                        ========                  ========
              Basic earnings (loss) per share - as reported                (0.12)                    0.01
              Basic earnings (loss) per share - pro forma                  (0.13)                    0.01
              Diluted earnings (loss) per share - as reported              (0.12)                    0.01
              Diluted earnings (loss) per share - pro forma                (0.13)                    0.01


Note 6        Segment Information
------        --------------------

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

                        TEL-INSTRUMENT ELECTRONICS CORP.
                        --------------------------------
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
        ----------------------------------------------------------------


Note 6        Segment Information (continued)
------        -------------------------------

The table below presents information about sales and gross margin. Cost of sales includes indirect costs based on allocation factors. Engineering, research and development expenses, and marketing and selling expenses represent direct expenses for the avionics and marine segments.

  Three Months Ended                      Avionics        Avionics        Avionics         Marine       Corporate
  ------------------                      --------        --------        --------         ------       ---------
  June 30, 2006                              Gov't         Comm'l.           Total        Systems           Items           Total
  -------------                              -----         -------           -----        -------           -----           -----
  Revenues                              $1,003,550      $  640,068      $1,643,618     $  121,433                      $1,765,051
  Cost of Sales                            456,587         411,655         868,242         91,231                         959,473
                                        ----------      ----------      ----------     ----------                      ----------

  Gross Margin                             546,963         228,413         775,376         30,202                         805,578
                                        ----------      ----------      ----------     ----------                      ----------

  Engineering, research, and
   development                                                             592,097         53,084                         645,181
  Selling, general, and admin.                                             297,914         52,285      $  271,924         622,123
  Amortization of intangibles                                                 --             --              --              --
  Interest (income) expense, net                                           (10,180)          --              --           (10,180)
                                                                        ----------     ----------      ----------      ----------
  Total expenses                                                           879,831        105,369         271,924       1,257,124
                                                                        ----------     ----------      ----------      ----------
  Income (loss) before income
      Taxes                                                             $ (104,455)    $  (75,167)     $ (271,924)     $ (451,546)
                                                                        ==========     ==========      ==========      ==========


  Three Months Ended                      Avionics        Avionics        Avionics        Marine       Corporate
  ------------------                      --------        --------        --------        ------       ---------
  June 30, 2005                              Gov't         Comm'l.           Total       Systems           Items            Total
  -------------                              -----         -------           -----       -------           -----            -----
  Revenues                              $2,373,035      $  562,072      $2,935,107     $  215,871                       $3,150,978
  Cost of Sales                            978,394         418,775       1,397,169        147,126                        1,544,295
                                        ----------      ----------      ----------     ----------                       ----------

  Gross Margin                           1,394,641         143,297       1,537,938         68,745                        1,606,683
                                        ----------      ----------      ----------     ----------                       ----------
  Engineering, research, and
   development                                                             586,698         41,824                          628,522
  Selling, general, and admin.                                             418,198         85,713      $  394,084          897,995
  Amortization of intangibles                                                                              21,549           21,549
  Interest (income) expense, net                                               429            197            --                626
                                                                        ----------     ----------      ----------       ----------
  Total expenses                                                         1,005,325        127,734         415,633        1,548,692
                                                                        ----------     ----------      ----------       ----------

  Income before income taxes                                            $  532,613     $  (58,989)     $ (415,633)      $   57,991
                                                                        ==========     ==========      ==========       ==========

                        TEL-INSTRUMENT ELECTRONICS CORP.
                        --------------------------------
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
        ----------------------------------------------------------------


Note 7        New Accounting Pronouncements
------        -----------------------------

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

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections--a replacement of APB Opinion No. 20 and FASB Statement No. 3" ("SFAS No. 154"). SFAS No. 154 requires retrospective application as the required method for reporting a change in accounting principle, unless impracticable or a pronouncement includes specific transition provisions. SFAS No. 154 also requires that a change in depreciation, amortization or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. This statement carries forward the guidance in APB Opinion No. 20, "Accounting Changes," for the reporting of the correction of an error and a change in accounting estimate. SFAS No. 154 is effective beginning January 1, 2006. SFAS No. 154 is not expected to have a significant impact on our financial position, results of operations or cash flows.

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

In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (FIN 48), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." FIN 48 establishes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact the adoption of this interpretation will have on its consolidated financial statements

Item 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
-------       -------------------------------------------
              RESULTS OF OPERATIONS AND FINANCIAL CONDITION
              ---------------------------------------------


Forward Looking Statements
--------------------------
A number of the statements made by the Company in this report may be regarded as "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.

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

Critical Accounting Policies
----------------------------

In preparing the financial statements and accounting for the underlying transactions and balances, the Company applies its accounting policies as disclosed in Note 2 of our Notes to Financial Statements included in our Form 10-K. The Company's accounting policies that require a higher degree of judgment and complexity used in the preparation of financial statements include:

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

Since 2001, the Company had a contract with the U.S. Navy for the delivery of test equipment (AN/APM-480). The AN/APM-480 is a catalog product, which the Company also sells to civilian and other government customers. While the Company sells this product to the U.S. Navy, the proprietary rights to the technology are retained by the Company. Since the AN/APM-480 was a significant product, and the Company's premier IFF test set, the Company continued to improve the product to meet the needs of its other customers, to increase product performance, and to improve the manufacturing process. Further, although the AN/APM-480 had been accepted and used by the Navy, since it was in substantial compliance with the specification, there were limited areas where the AN/APM-480 did not operate at maximum performance according to the specification. Since the U.S. Navy was a significant customer and because of these minor specification issues, the Company agreed in fiscal year 2002 to provide enhancements at no additional cost to the customer.

Item 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
-------       -------------------------------------------
              RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)
              ---------------------------------------------------------


Results of Operations
---------------------

Critical Accounting Policies (continued)
----------------------------------------


Beginning in fiscal year 2002, the Company began to accrue the cost of these enhancements as the units were shipped in order to properly match the revenues with the expenses. The Company considers this accrual similar to a warranty expense. The Company recorded the liability and the expense to cost of sales. The enhancements made, and to be made to the product, the Company believes, are relatively insignificant. The Company has shipped and has been paid for all 1,300 units (approximately $18,200,000 in revenues) through the fiscal year ended March 31, 2006, and the cost of these enhancements is approximately 3% of the revenues. The customer continues to use the original product in the field, because the enhancements are not essential for the unit to perform the major functions of the delivered products. The Company continued to ship the units in accordance with the original contract, and was paid, after the Company agreed to perform the enhancements. Revenue was recognized because the Company substantially completed and fulfilled the terms specified in the original contract, the Navy took delivery and the Armed Forces are using the product in the field. In the case of these enhancements, there was no obligation to perform any enhancements at the time the original contract was signed in 2000, and when the first shipments were made in the fiscal year ended March 31, 2001.

The costs, estimated to be approximately $480 per unit are for labor, material and overhead, based upon the Company's experience manufacturing the product, and standard costing information. The Company is charging costs of performing the enhancement to the accrued liability as the units are shipped. As of June 30, 2006, 715 of the total 1,159 units requiring upgrade have been completed.


Inventory reserves - inventory reserves or write-downs are estimated for excess, slow-moving and obsolete inventory as well as inventory whose carrying value is in excess of net realizable value. These estimates are based on current assessments about future demands, market conditions and related management initiatives. If market conditions and actual demands are less favorable than those projected by management, additional inventory write-downs may be required

Accounts receivable - the Company performs ongoing credit evaluations of its customers and adjusts credit limits based on customer payment and current credit worthiness, as determined by review of their current credit information. The Company continuously monitors credits and payments from its customers and maintains provision for estimated credit losses based on its historical experience and any specific customer issues that have been identified. While such credit losses have historically been within our expectation and the provision established, the Company cannot guarantee that it will continue to receive positive results.

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

Item 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
-------       -------------------------------------------
              RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)
              ---------------------------------------------------------


Results of Operations
---------------------

Critical Accounting Policies (continued)
----------------------------------------

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

General
-------

Management's discussion and analysis of results of operations and financial condition is intended to assist the reader in the understanding and assessment of significant changes and trends related to the results of operations and financial position of the Company together with its subsidiary. This discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying financial notes in the Company's Annual Report on Form 10-K for the year ended March 31, 2006.

The Company's avionics business is conducted in the Government, Commercial and General aviation markets (see Note 6 of Notes to Financial Statements for segment financial information). In January 2004, the Company completed its acquisition of ITI, a company selling products to the marine industry, and ITI's financial statements have been consolidated with the Company's financial statements since then.

Overview
--------

Tel is in a transitional phase between the completion of deliveries in fiscal year 2006, pursuant to its multi-year AN/APM-480 contract, and the commencement of production deliveries under its previously announced multi-year AN/USM-708 contract (the "CRAFT contract"), which the Company won in March 2005 in a competitive procurement. The Navy technical evaluation process for AN/USM-708 (CRAFT) is scheduled to begin in April 2007 and product deliveries are currently expected to begin at the start of the 2008 calendar year. The Company was awarded the $17,344,853 multi-year, firm-fixed-price, indefinite-delivery/indefinite-quantity contract for the systems engineering, design and integration, fabrication, testing, and production of a Communications/Navigation (COMM/NAV) Radio Frequency (RF) Avionics Flightline Tester (CRAFT) with sonobuoy simulator capabilities, which is expected to be completed in March 2010. The CRAFT combines advanced navigation, communication, IFF, and sonobuoy test capabilities in a portable test set, which will utilize a flexible and expandable digital-signal-processing-based architecture, and is another significant milestone for the Company, because the development of this technology will help solidify the Company as one of the one of the leaders in the industry, and will meet the U.S. Navy's test requirements for years to come.

In July 2006, the Company was awarded another major contract for Intermediate Level TACAN (Tactical Air Navigation) Testers ("ITATS"). The award value for the firm-fixed price indefinite-delivery/indefinite quantity is $12,724,750, including future deliverables. The Company received its first delivery order valued at $4,443,816 for systems engineering, design and integration, fabrication, testing, and associated logistics costs for the six First Article

Item 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
-------       -------------------------------------------
              RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)
              ---------------------------------------------------------


Results of Operations (continued)
---------------------------------

Overview (continued)
--------------------

Test Units, which is expected to be completed in the next 18 to 24 months. The Company, together with DRS Sustainment Systems, Inc., an operating unit of DRS Technologies, Inc. (NYSE: DRS) and KLJ Instruments, developed the innovative all digital Intermediate Level TACAN solution that is derived from Tel's TB-2100 bench test product. The ITATS test units will be used at Navy intermediate maintenance activities, both ashore and afloat, in addition to Navy repair depots.

As a result of being in this transitional phase, government revenues decreased significantly for the quarter ended June 30, 2006, in turn resulting in a reduction in gross profit as well as cash on hand. In recognition of this situation, the Company adopted, in March 2006, a profit improvement plan to reduce expenses during this transitional phase, which reduced S,G& A expenses during the quarter.

Sales of marine products also declined in the first quarter. The Company reduced expenses pursuant to its profit improvement plan, but reduced sales and the consequent gross profit resulted in a quarterly loss for this division. The Company is taking steps to improve marketing and sales of this division.

With the notable exception of the ITATS award, commercial and military orders are below expectations. The timing of government orders, increased competition, and the continued financial difficulties within the commercial airline industry have contributed to the decline in business. The Company continues to pursue all opportunities. Currently, the backlog exceeds $8,000,000, including ITATS. Research and development expenditures are expected to remain high through fiscal year 2007. The Company believes that revenues in each of the last three quarters of the current fiscal year, while not at the levels of the previous fiscal year, should exceed those of the current first quarter. Furthermore, as a result of the anticipated increase in sales and the expected expense reductions, the Company currently expects an improvement in its financial results for the balance of the fiscal year.

While the near-term competitive and economic situation remains difficult for both the avionics and marine system markets, management remains optimistic about the Company's prospects. Tel continues to upgrade its management team and engineering staff over the last several years and the new digital technology incorporated into the AN/USM-708 could have applications outside of Tel's traditional avionics business.

At June 30, 2006, the Company had available cash of about $1.2 million, an unused Bank line of credit of $1.75 million, and positive working capital of $4 million, including accounts receivable and inventories of $3.4 million. The Company does not expect to experience the substantial decline in cash that occurred in the first quarter in the remaining quarters of the current fiscal year as a result of the facts noted above. The Company believes it has sufficient working capital to fund its operating plans at least for the next twelve months (See Liquidity and Capital Resources).

Item 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
-------       -------------------------------------------
              RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)
              ---------------------------------------------------------


Results of Operations (continued)
---------------------------------

Sales
-----

For the first quarter ended June 30, 2006, total sales decreased 44.0% to $1,765,051 as compared to the same quarter in the prior year. Avionics sales decreased $1,291,489 (44.0%) and marine systems sales decreased $94,438 (43.7%) for the quarter ended June 30, 2006 as compared to the quarter ended June 30, 2005. Avionics Government sales decreased $1,369,485 (57.7%) for the period. In fiscal year 2006, the Company had contracts for shipment of the T-36M and the T-47N with the U.S. Army and shipment of the T-47N to Royal Australian Air Force, through our distributor, which accounted for the higher sales in fiscal 2006. This decrease was partially offset by revenues associated with the test and documentation on the CRAFT program. The marine systems decrease in sales of specialty systems to the dredging industry was partially offset by an increase in the sale of sounders.


Gross Margin
------------

Gross margin decreased $801,105 (49.9%) for the three months ended June 30, 2006 as compared to the same three months in the prior fiscal year. This decrease in gross margin is primarily attributed to the lower sales volume. The gross margin percentage for the three months ended June 30, 2006 was 45.6% as compared to 51.0% for the three months ended June 30, 2005. The decrease in gross profit percentage is primarily attributed to the lower sales volume and, to a lesser extent, the change in sales mix.

Operating Expenses
------------------

Selling, general and administrative expenses decreased $275,872 (30.7%) for the three months ended June 30, 2006, as compared to the three months ended June 30, 2005. This decrease is attributed to lower administrative salaries, commission, travel and consulting expenses in the avionics division, and a decrease in marketing and sales salaries in the marine systems division.

Engineering, research and development expenses increased $16,659 (2.7%). Research and development efforts are mostly related to the CRAFT program.

Income Taxes
------------

An income tax benefit in the amount of $180,392 was recorded for the quarter ended June 30, 2006 as a result of the loss before taxes as compared to a provision for income taxes in the amount of $28,843 for the three months ended June 30, 2005. These amounts represent the effective federal and state tax rate of approximately 40% on the Company's net income before taxes.

Item 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
-------       -------------------------------------------
              RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)
              ---------------------------------------------------------


Liquidity and Capital Resources
-------------------------------

At June 30, 2006 the Company had working capital of $4,080,177 as compared to $4,302,369 at March 31, 2006. For the three months ended June 30, 2006, the Company used $690,879 in operations as compared to $226,543 for the three months ended June 30, 2005. The increase in cash used in operations is primarily attributed to the Company's loss for the current quarter.

The Company has a line of credit of $1,750,000 from Bank of America. The line of credit bears an interest rate of 0.5% above the lender's prevailing base rate, which is payable monthly, based upon the outstanding balance. The Company does not pay to maintain this open line. At June 30, 2006 the Company had no outstanding balance. The line of credit is collateralized by substantially all of the assets of the Company and expires in September 2005.

Based upon the current backlog, its existing credit line, and cash balance, the Company believes that it has sufficient working capital, including accounts receivable and inventories of $3.4 million, to fund its operating plans for at least the next twelve months. The Company does not expect to experience the substantial decline in cash that occurred in the first quarter in the remaining quarters of the current fiscal year as a result of the facts noted above. Currently, the Company has no material capital expenditure requirements.

There was no significant impact on the Company's operations as a result of inflation for the three months ended June 30, 2006. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended March 31, 2006.

Item 3.       Quantitative and Qualitative Disclosures about Market Risk
-------       ----------------------------------------------------------

The Company, as in prior periods, is generally not exposed to financial market risks, including changes in interest rates, foreign currency exchange rates, and marketable equity security prices.

Item 4.       Controls and Procedures
-------       -----------------------

The Company adopted disclosure controls and procedures, as called for by the recently adopted legislation and rules of the Securities and Exchange Commission. Under Rules promulgated by the SEC, disclosure controls and procedures are defined as "those controls or other procedures of the issuer that are designed to ensure that information required to be disclosed by the issuer in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the commission's rules and forms." The Chief Executive Officer and Principal Accounting Officer evaluated the Company's Disclosure Controls and Procedures at June 30, 2006 and have concluded that they are effective, based on their evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.

There were no changes in internal control over financial reporting identified in connection with the evaluation as of June 30, 2006 by the Chief Executive Officer and Principal Accounting Officer, required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15, which occurred during our last fiscal quarter and which have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

Part II.  Other Information
---------------------------

Item 1.       Legal Proceedings
-------       -----------------

              None.

Item 1A.      Risk Factors
--------      ------------

               Information related to our risk factors are disclosed under Item 1A to Part I of our Annual Report on Form 10-K for the year ended March 31, 2006.


Item 6.        Exhibits
-------        --------

               Exhibits

               31.1 Certification by CEO pursuant to Rule 15d-14 under the
                    Securities Exchange Act.
               31.2 Certification by CFO pursuant to Rule 15d-14 under the
                    Securities Exchange Act.
               32.1 Certification by CEO and CFO pursuant to 18 U.S.C. Section
                    1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          TEL-INSTRUMENT ELECTRONICS CORP.

Date:    August 14, 2006                  By:  /s/  Harold K. Fletcher
                                             --------------------------------
                                                    Harold K. Fletcher
                                                    Chairman and President


Date:   August 14, 2006                   By:  /s/  Joseph P. Macaluso
                                             --------------------------------
                                                    Joseph P. Macaluso
                                                    Principal Accounting Officer