Form 10QSB
period 2006-09-30
TEL INSTRUMENT ELECTRONICS CORP
filed 2006-11-14
CIK 96885

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                    ----------------------------------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2006

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

                                  Yes  X    No
                                     -----    -----

Indicate the number of shares outstanding of the issuer's common stock, as of the latest practical date:

2,299,906 shares of Common stock, $.10 par value as of November 7, 2006.

                     TEL-INSTRUMENT ELECTRONICS CORPORATION

                                TABLE OF CONTENTS



                                                                            PAGE

              Part I - Financial Information

Item 1.       Condensed Consolidated Financial Statements (Unaudited):

              Condensed Consolidated Balance Sheets
              September 30, 2006 and March 31, 2006                           1

              Condensed Consolidated Statements of Operations -
              Three and Six Months Ended September 30, 2006 and 2005          2

              Condensed Consolidated Statements of Cash Flows -
              Six Months Ended September 30, 2006 and 2005                    3

              Notes to Condensed Consolidated Financial Statements           4-9

Item 2.       Management's Discussion and Analysis of the Results of
                   Operations and Financial Condition                      10-15

Item 3.       Quantitative and Qualitative Disclosures about
                   Market Risk                                                16

Item 4.       Controls and Procedures                                         16

              Part II - Other Information

Item 6.       Exhibits                                                        16


                   Signatures                                                 16

                   Certifications



Item 1 - Financial Statements



                             TEL-INSTRUMENT ELECTRONICS CORPORATION
                             --------------------------------------
                              CONDENSED CONSOLIDATED BALANCE SHEETS
                              -------------------------------------



ASSETS                                                    September 30, 2006     March 31, 2006
                                                              (Unaudited)
Current assets:
   Cash and cash equivalents                                   $1,132,406           $1,934,541
  Accounts receivable, net                                      1,064,510            1,049,578
  Inventories, net                                              2,114,253            2,102,280
  Taxes receivable                                                 82,488               82,488
  Prepaid expenses and other current assets                        87,225              138,041
  Deferred income taxes                                           955,681              720,082
                                                               ----------           ----------

Total current assets                                            5,436,563            6,027,010

Property, plant and equipment, net                                695,901              775,065
Other assets                                                      323,056              314,507
                                                               ----------           ----------


Total assets                                                   $6,455,520           $7,116,582
                                                               ==========           ==========

LIABILITIES & STOCKHOLDERS EQUITY

Current liabilities:
  Convertible note payable - related party - current portion   $   50,000           $   50,000
  Notes payable - other                                            29,000               29,000
  Accounts payable                                                282,975              288,525
  Deferred revenues                                                50,477               59,202
   Accrued payroll, vacation pay, and payroll taxes               353,540              391,062
  Accrued expenses                                                614,669              906,852
                                                               ----------           ----------
Total current liabilities                                       1,380,661            1,724,641


Deferred revenues                                                  80,875               80,875
Convertible note payable - related party - long-term              100,000              100,000
Deferred taxes - long-term                                         43,000               43,000
                                                               ----------           ----------

Total liabilities                                               1,604,536            1,948,516
                                                               ==========           ==========
Stockholders' equity:
   Common stock, par value $.10 per share, 2,299,906 and
     2,279,381 issued and outstanding as of September 30,
     2006, and March 31, 2006, respectively                       229,991              227,941
   Additional paid-in capital                                   4,286,180            4,251,180
   Retained earnings                                              334,813              688,945
                                                               ----------           ----------


Total stockholders' equity                                      4,850,984            5,168,066
                                                               ----------           ----------

Total liabilities and stockholders' equity                     $6,455,520           $7,116,582
                                                               ==========           ==========


   See accompanying notes to condensed financial statements

                              TEL-INSTRUMENT ELECTRONICS CORPORATION
                              --------------------------------------
                          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                          -----------------------------------------------
                                            (Unaudited)



                                             Three Months Ended            Six Months Ended
                                          Sept. 30,      Sept. 30,      Sept. 30,      Sept. 30,
                                            2006           2005           2006           2005
                                         -----------    -----------    -----------    -----------
Net sales                                $ 2,127,349    $ 3,094,442    $ 3,892,400    $ 6,245,420

Cost of sales                              1,056,189      1,589,623      2,015,662      3,133,918
                                         -----------    -----------    -----------    -----------

Gross margin                               1,071,160      1,504,819      1,876,738      3,111,502

Operating expenses
  Selling, general and administrative        649,966        774,853      1,272,089      1,672,848
  Amortization of intangibles                   --           21,549           --           43,098
  Engineering, research and
    development                              569,919        643,578      1,215,100      1,272,100
                                         -----------    -----------    -----------    -----------

Total operating expenses                   1,219,885      1,439,980      2,487,189      2,988,046
                                         -----------    -----------    -----------    -----------

     Income (loss) from operations          (148,725)        64,839       (610,451)       123,456

Interest income (expense):
  Interest income                             12,804          3,300         25,254          6,390
  Interest expense                            (2,264)        (3,255)        (4,534)        (6,971)
                                         -----------    -----------    -----------    -----------

Income (loss) before taxes                  (138,185)        64,884       (589,731)       122,875

Provision (benefit) for income taxes-        (55,207)        28,768       (235,599)        57,611
                                         -----------    -----------    -----------    -----------

Net income (loss)                        $   (82,978)   $    36,116    $  (354,132)   $    65,264
                                         ===========    ===========    ===========    ===========


Basic income (loss) per common share     $     (0.04)   $      0.02    $     (0.15)   $      0.03
                                         ===========    ===========    ===========    ===========

Diluted income (loss) per common share   $     (0.04)   $      0.02    $     (0.15)   $      0.03
                                         ===========    ===========    ===========    ===========

Dividends per share                             None           None           None           None
Weighted average shares outstanding
     Basic                                 2,298,631      2,190,006      2,290,381      2,189,074
     Diluted                               2,298,631      2,302,015      2,290,381      2,301,083


See accompanying notes to condensed financial statements

                        TEL-INSTRUMENT ELECTRONICS CORPORATION
                        --------------------------------------
                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    -----------------------------------------------
                                      (Unaudited)
                                      -----------



                                                                Six Months Ended
                                                            Sept. 30,      Sept. 30,
                                                              2006           2005
                                                           -----------    -----------
Cash flows from operating activities:
Net income (loss)                                          $  (354,132)   $    65,264
Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:

    Deferred income taxes                                     (235,599)        57,356
    Depreciation                                               131,105        136,829
    Amortization of intangibles                                   --           43,098
    Non-cash stock-based compensation                             --           43,230
Changes in operating assets or liabilities:
   (Increase) decrease in accounts receivable, net             (14,932)       232,424
   (Increase) decrease in inventories, net                     (11,973)       514,807
    Decrease (increase) in prepaid expenses and
       other current assets                                     50,816        (28,808)
    Increase in other assets                                    (8,549)        (5,997)
    Decrease in accounts payable                                (5,550)      (198,363)
    Decrease in deferred revenues                               (8,725)       (19,875)
    Decrease increase  in accrued payroll, vacation pay,
     and payroll taxes                                         (37,522)       (24,889)
   (Decrease) increase in accrued expenses                    (292,183)        47,594
                                                           -----------    -----------
Net cash (used in) provided by operating activities           (787,244)       862,670
                                                           -----------    -----------

Cash flows from investing activities:
  Purchases of property, plant and equipment                   (51,941)      (112,685)
                                                           -----------    -----------
Net cash used in investing activities                          (51,941)      (112,685)
                                                           -----------    -----------

Cash flows from financing activities:
  Proceeds from exercise of stock options                       37,050         14,220
  Payment of capitalized lease obligations                        --           (2,323)
                                                           -----------    -----------
  Net cash provided by financing activities                     37,050         11,897
                                                           -----------    -----------


Net increase (decrease) in cash and cash equivalents          (802,135)       761,882
Cash and cash equivalents at beginning of period             1,934,541        826,959
                                                           -----------    -----------
Cash and cash equivalents at end of period                 $ 1,132,406    $ 1,588,841
                                                           ===========    ===========

Supplemental information
     Interest paid                                         $      --      $     4,500
                                                           ===========    ===========


See accompanying notes to condensed financial statements

                        TEL-INSTRUMENT ELECTRONICS CORP.
                        --------------------------------
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------


Note 1        Basis of Presentation
------        ---------------------

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position of Tel-Instrument Electronics Corp as of September 30, 2006, the results of operations for the three and six months ended September 30, 2006 and September 30, 2005, and cash flows for the six months ended September 30, 2006 and September 30, 2005. These results are not necessarily indicative of the results to be expected for the full year.

The financial statements have been prepared in accordance with the requirements of Form 10-Q and consequently do not include disclosures normally made in an Annual Report on Form 10-K. The March 31, 2006 results included herein have been derived from the audited financial statements included in the Company's annual report on Form 10-K. Accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2006.

Note 2        Accounts Receivable, net
------        ------------------------

Accounts receivable, net, consist of:

                                                 September 30,       March 31,
                                                     2006              2006
                                                  ----------        ----------
              Commercial                          $  414,654        $  548,083
              Government                             689,919           542,489
              Allowance for doubtful accounts        (40,063)          (40,994)
                                                  ----------        ----------
              Total                               $1,064,510        $1,049,578
                                                  ==========        ==========

Note 3        Inventories, net
------        ----------------

Inventories, net, consist of:

                                                 September 30,       March 31,
                                                     2006              2006
                                                  ----------        ----------
              Purchased parts                     $1,229,576        $1,409,502
              Work-in-process                        987,585           723,782
              Finished goods                         131,124           212,100
              Less: Reserve for obsolescence        (234,032)         (243,104)
                                                  ----------        ----------
              Total                               $2,114,253        $2,102,280
                                                  ==========        ==========



                        TEL-INSTRUMENT ELECTRONICS CORP.
                        --------------------------------
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
        ----------------------------------------------------------------


Note 4        Earnings Per Share
------        ------------------

The Company's basic income (loss) per common share is based on net income for the relevant period, divided by the weighted average number of common shares outstanding during the period. Diluted income per common share is based on net income (loss), divided by the weighted average number of common shares outstanding during the period, including common share equivalents, such as outstanding stock options. Common share equivalents are not included in the calculation for the three and six months ended September 30, 2006 since the effect would be antidilutive.

                                                                            Three Months Ended      Three Months Ended
                                                                            ------------------      ------------------
                                                                            September 30, 2006      September 30, 2005
                                                                            ------------------      ------------------
Basic net income (loss) per share computation:
  Net income (loss) for common stockholders                             $             (82,978)  $               36,116
  Weighted-average common shares outstanding                                         2,298,631               2,190,006
  Basic net income (loss) per share for common stockholders             $               (0.04)  $                 0.02
Diluted net income (loss) per share computation
  Net income (loss) for common stockholders                             $             (82,978)  $               36,116
  Weighted-average common shares outstanding                                         2,298,631               2,190,006
  Incremental shares attributable to the assumed exercise of
       outstanding stock options                                                             -                 112,009
  Total adjusted weighted-average shares                                             2,298,631               2,302,015
  Diluted net income (loss) per share for common stockholders           $               (0.04)  $                 0.02


                                                                              Six Months Ended        Six Months Ended
                                                                              ----------------        ----------------
                                                                            September 30, 2006      September 30, 2005
                                                                            ------------------      ------------------
Basic net income (loss) per share computation:
  Net income (loss) for common stockholders                             $            (354,132)  $               65,264
  Weighted-average common shares outstanding                                         2,290,381               2,189,074
  Basic net income (loss) per share for common stockholders             $               (0.15)  $                 0.03
Diluted net income (loss) per share computation
  Net income (loss) for common stockholders                             $            (354,132)  $               65,264
  Weighted-average common shares outstanding                                         2,290,381               2,189,074
  Incremental shares attributable to the assumed exercise of
       outstanding stock options                                                             -                 112,009
  Total adjusted weighted-average shares                                             2,290,381               2,301,083
  Diluted net income (loss) per share for common stockholders           $               (0.15)  $                 0.03


                        TEL-INSTRUMENT ELECTRONICS CORP.
                        --------------------------------
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
        ----------------------------------------------------------------


Note 5        Stock Options
------        -------------

Effective April 1, 2006, the Company adopted Statement of Financial Accounting
Standards No. 123R, "Share-Based Payment" ("SFAS 123R"), utilizing the modified prospective method. SFAS 123R requires the measurement of stock-based compensation based on the fair value of the award on the date of grant. Under the modified prospective method, the provisions of SFAS 123R apply to all awards granted after the date of adoption. The Company recognizes compensation cost on awards on a straight-line basis over the vesting period, typically four years.
The impact to the Company for the six months ended September 30, 2006 was not material. Prior to the adoption of SFAS 123R, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles
Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. The Company adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123 and 148, "Accounting for
Stock-Based Compensation" ("SFAS 123 and 148"). Under SFAS 123 and 148 the
Company provides pro forma net income and pro forma earnings per share disclosures for employee stock option grants made since fiscal 1996 as if the fair-value-based method as defined in SFAS No. 123 had been applied. The Company estimates the fair value of each option using the Black Scholes option-pricing model with the following weighted-average assumptions: expected dividend yield of 0.0%, risk-free interest rate of 5%, volatility at 50% and an expected life of 5 years for 2007 and 2006.

Compensation costs based on the fair market value at the grant date for its 364,850 outstanding stock options under SFAS No. 123 are set forth below:

                                                                Three Months Ended       Three Months Ended
                                                                ------------------       ------------------
                                                                September 30, 2006       September 30, 2005
                                                                ------------------       ------------------
          Net income (loss)  - as reported                  $             (82,978)   $               36,116
          Add: Stock-based compensation expense included
                    in reported net income, net of taxes                         -                   10,321
          Less fair value of stock options, net of taxes                  (17,446)                  (27,826)
                                                                         --------                  --------
          Net income  (loss)- pro forma                                  (100,424)                   18,611
                                                                         ========                  ========
          Basic earnings (loss) per share - as reported                     (0.04)                     0.02
          Basic earnings (loss) per share - pro forma                       (0.04)                     0.01

          Diluted earnings (loss) per share - as reported                   (0.04)                     0.02
          Diluted earnings (loss) per share - pro forma                     (0.04)                     0.01

                                                                  Six Months Ended         Six Months Ended
                                                                  ----------------         ----------------
                                                                September 30, 2006       September 30, 2005
                                                                ------------------       ------------------
          Net income (loss)  - as reported                  $            (354,132)   $               65,264
          Add: Stock-based compensation expense included
                    in reported net income, net of taxes                         -                   25,960
          Less fair value of stock options, net of taxes                  (34,892)                  (60,969)
                                                                         --------                  --------
          Net income  (loss)- pro forma                                  (389,024)                   30,255
                                                                         ========                  ========
          Basic earnings (loss) per share - as reported                     (0.15)                     0.03
          Basic earnings (loss) per share - pro forma                       (0.17)                     0.01

          Diluted earnings (loss) per share - as reported                   (0.15)                     0.03
          Diluted earnings (loss) per share - pro forma                     (0.17)                     0.01

                        TEL-INSTRUMENT ELECTRONICS CORP.
                        --------------------------------
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
        ----------------------------------------------------------------


Note 6        Segment Information
------        -------------------

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

  Three Months Ended                       Avionics       Avionics        Avionics        Marine       Corporate
  ------------------                       --------       --------        --------        ------       ---------
  September 30, 2006                          Gov't        Comm'l.           Total       Systems           Items           Total
  ------------------                          -----        -------           -----       -------           -----           -----
  Sales                                  $1,242,366     $  601,490      $1,843,856    $  283,493                      $2,127,349
  Cost of sales                             496,349        348,761         845,110       211,079                       1,056,189
                                         ----------     ----------      ----------    ----------                      ----------

  Gross margin                              746,017        252,729         998,746        72,414                       1,071,160
                                         ----------     ----------      ----------    ----------                      ----------

  Engineering, research, & dev.                                            523,854        46,065                         569,919
  Selling, general, and admin.                                             317,398        33,767       $ 298,801         649,966
  Amortization of intangibles                                                                                  -               -
  Interest,, net                                                           (10,540)            -               -         (10,540)
                                                                        ----------    ----------       ----------     ----------
  Total expenses                                                           830,712        79,832         298,801       1,209,345
                                                                        ----------    ----------       ----------     ----------

  Income   (loss)  before  income                                       $  168,034    $   (7,418)      $ (298,801)    $ (138,185)
  taxes                                                                 ==========    ==========       ==========     ==========


  Three Months Ended                       Avionics       Avionics        Avionics        Marine       Corporate
  ------------------                       --------       --------        --------        ------       ---------
  September 30, 2005                          Gov't        Comm'l.           Total       Systems           Items           Total
  ------------------                          -----        -------           -----       -------           -----           -----
  Sales                                  $1,832,373     $  917,352      $2,749,725    $  344,717                      $3,094,442
  Cost of sales                             833,272        543,166       1,376,438       213,185                       1,589,623
                                         ----------     ----------      ----------    ----------                      ----------

  Gross margin                              999,101        374,186       1,373,287       131,532                       1,504,819
                                         ----------     ----------      ----------    ----------                      ----------

  Engineering, research, & dev.                                            592,793        50,785                         643,578
  Selling, general, and admin.                                             330,078        91,652      $  353,123         774,853
  Amortization of intangibles                                                                             21,549          21,549
  Interest,, net                                                               (45)            -               -             (45)
                                                                        ----------    ----------      ----------      ----------
  Total expenses                                                           922,826       142,437         374,672       1,439,935
                                                                        ----------    ----------      ----------      ----------

  Income (loss) before income taxes                                     $  450,461    $  (10,905)     $ (374,672)     $   64,884
                                                                        ==========    ==========      ==========      ==========

                                                 TEL-INSTRUMENT ELECTRONICS CORP.
                                                 --------------------------------
                                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                ----------------------------------------------------------------


Note 6        Segment Information (continued)
------        -------------------------------

  Six Months Ended                         Avionics       Avionics        Avionics        Marine      Corporate
  ----------------                         --------       --------        --------        ------      ---------
  September 30, 2006                          Gov't        Comm'l.           Total       Systems          Items            Total
  ------------------                          -----        -------           -----       -------          -----            -----
  Sales                                  $2,245,916     $1,241,558      $3,487,474     $  404,926                      $3,892,400
  Cost of sales                             952,936        760,416       1,713,352        302,310                       2,015,662
                                         ----------     ----------      ----------     ----------                      ----------

  Gross margin                            1,292,980        481,142       1,774,122        102,616                       1,876,738
                                         ----------     ----------      ----------     ----------                      ----------

  Engineering, research, & dev.                                          1,115,951         99,149                       1,215,100
  Selling, general, and admin.                                             615,312         86,052     $  570,725        1,272,089
  Amortization of intangibles                                                                                  -                -
  Interest (income) expense, net                                           (20,720)             -              -          (20,720)
                                                                        ----------     ----------     ----------       ----------
  Total expenses                                                         1,710,543        185,201        570,725        2,466,469
                                                                        ----------     ----------     ----------       ----------

  Income (loss) before income taxes                                     $   63,579     $  (82,585)    $ (570,725)      $ (589,731)
                                                                        ==========     ==========     ==========       ==========


  Six Months Ended                         Avionics       Avionics        Avionics        Marine      Corporate
  ----------------                         --------       --------        --------        ------      ---------
  September 30, 2005                          Gov't        Comm'l.           Total       Systems          Items            Total
  ------------------                          -----        -------           -----       -------                           -----
  Sales                                  $4,205,408     $1,479,424      $5,684,832     $  560,588                      $6,245,420
  Cost of sales                           1,811,666        961,941       2,773,607        360,311                       3,133,918
                                         ----------     ----------      ----------     ----------                      ----------

  Gross margin                            2,393,742        517,483       2,911,225        200,277                       3,111,502
                                         ----------     ----------      ----------     ----------                      ----------

  Engineering, research, & dev.                                          1,179,491         92,609                       1,272,100
  Selling, general, and admin.                                             748,276        177,365     $  747,207        1,672,848
  Amortization of intangibles                                                                             43,098           43,098
  Interest expense, net                                                        581              -              -              581
                                                                         ----------    ----------     ----------       ----------
  Total expenses                                                          1,928,348       269,974        790,305        2,988,627
                                                                         ----------    ----------     ----------       ----------

  Income (loss) before income taxes                                      $  982,877    $  (69,697)    $ (790,305)      $  122,875
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

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets - an amendment of FASB No. 140", with respect to the accounting for separately recognized servicing assets and servicing liabilities. The impact of SFAS No. 156 will depend upon the nature and extent of any new derivative instruments entered into after the effective date.

In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (FIN 48), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." FIN 48 establishes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact the adoption of this interpretation will have on its future consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin (SAB) No. 108 "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." This Bulletin provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a material assessment. The guidance in this Bulletin must be applied to financial reports covering the first fiscal year ending after November 15, 2006. This statement does not currently apply to the Company since the Company has had no misstatements.

Also in September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 157 "Fair Value Measurements." This SFAS defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies to accounting pronouncements that require or permit fair value measurements, except for share-based payments transactions under SFAS No. 123. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. As SFAS No. 157 does not require any new fair value measurements or measurements of previously computed fair values, the Company does not believe adoption of this Statement will have a material effect on its financial statements.

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

Revenue recognition - revenues are recognized at the time of shipment to, or acceptance by the customer provided title and risk of loss is transferred to the customer. Provisions, when appropriate, are made where the right to return exists. Revenues under service contracts are recognized when the services are performed. Shipping and handling costs are not material.

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

Item 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
              -------------------------------------------
              RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)
              ---------------------------------------------------------


Critical Accounting Policies (continued)
----------------------------------------

Beginning in fiscal year 2002, the Company began to accrue the cost of these enhancements as the original units were shipped in order to properly match the revenues with the expenses. The Company considers this accrual similar to a warranty expense, and recorded the liability and the expense to cost of sales. The enhancements made, and to be made to the product, the Company believes, are relatively insignificant. The Company has shipped and has been paid for all 1,300 units (approximately $18,200,000 in revenues) through the fiscal year ended March 31, 2006, and the cost of these enhancements is less than 3% of the revenues. The customer continues to use the original product in the field, because the enhancements are not essential to the unit to perform the major functions of the delivered products. The Company continued to ship the units in accordance with the original contract, and was paid. Revenue was recognized because Tel substantially completed and fulfilled the terms specified in the original contract, the Navy took delivery and the Armed Forces are using the product in the field. In the case of these enhancements, there was no obligation to perform any enhancements at the time the original contract was signed in 2000, and when the first shipments were made in our fiscal year ended March 31, 2001.

The costs, estimated to be approximately $480 per unit are for labor and material, based upon our experience manufacturing the product, and our standard costing information. The Company is charging costs of performing the enhancement to the accrued liability as the units are shipped. This accrual is being reduced as the units are enhanced and returned to the military. As of September 30, 2006, 879 of the total 1,159 units requiring upgrade have been completed.

Inventory reserves - inventory reserves or write-downs are estimated for excess, slow-moving and obsolete inventory as well as inventory whose carrying value is in excess of net realizable value. These estimates are based on current assessments about future demands, market conditions and related management initiatives. While reserves have historically been within expectation, if market conditions and actual demands are less favorable than those projected by management, additional reserves or inventory write-downs may be required.

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

Results of Operations
---------------------

Overview
--------

As previously reported, the Company is in a transition phase between the conclusion of deliveries under its previous AN/APM-480 multi year contract with the U.S. Navy and commencement of deliveries under its new, multi year contract to deliver AN/US-708 units. As a result of this interval in deliveries and sales, as well as weakness in the commercial aviation industry and lower sales in the marine systems division, the revenues were down significantly in the three and six-month periods ended September 30, 2006.

Although research and development expenditures remain high, in order to support the two new large contract awards, discussed below, the Company adopted a Profit Improvement Plan in March of this year, which resulted in substantial operating expense reductions for the six months ended September 30, 2006 as compared to the previous fiscal year. The Company's gross profit has not improved because of the lower volume of sales and competitive pressures.

As a consequence of the temporary significant decline in revenues exceeding the reduction in operating costs, operating profits and cash have declined. However, the Company has working capital in excess of $4 million, cash in excess of $1 million, and an unused credit line of $1.75 million, and believes that it has adequate liquidity, resources and backlog to fund operating plans during this interval, and until deliveries of its new units commence in calendar 2008.

In March 2005, the Company was awarded a $17.3 million multi-year, firm-fixed-price, indefinite-delivery/indefinite-quantity contract for the systems engineering, design and integration, fabrication, testing, and production of a Communications/Navigation (COMM/NAV) Radio Frequency (RF) Avionics Flightline Tester (CRAFT) with sonobuoy simulator capabilities, since designated the AN/USM-708. The AN/USM-708

Item 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
              -------------------------------------------
              RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)
              ---------------------------------------------------------


Results of Operations (continued)
---------------------------------

Overview (continued)
--------------------

CRAFT combines advanced navigation, communication, Mode 5 IFF ("Identification, Friend, or Foe"), and sonobuoy test capabilities in a portable test set, which will utilize a flexible and expandable digital-signal- processing-based architecture. This unit is the only Mode 5 IFF ("Identification, Friend, or Foe") flight line tester now under government contract. The engineering design is being completed, and the fabrication of 15 prototype units will be completed shortly. These units will undergo design validation testing beginning in spring 2007, with full rate production to begin in spring 2008. This contract currently has production options totaling 750 units, which if exercised, would generate approximately $14 million to revenues over a several year period. The contract for the AN/USM-708 is a significant milestone for the Company, because the development of this technology will help solidify the Company as one of the leaders in the industry, and will meet the U.S. Navy's test requirements for years to come. The Company will continue funding the development of this product. The Company believes, given the unique nature of the design, this unit could generate additional sales to other military customers. The AN/USM-708 contract includes optional requirements for testing encrypted communications, which, if exercised, could represent a major expansion in the Company's core business.

In July 2006, Tel was awarded a second major US Navy contract for an Intermediate Level TACAN Test Set (ITATS). This contract has options for approximately 150 units with a total value of over $12 million; the initial work authorization was $4.4 million. Tel will be working with two designated sub-contractors and, as a result, this program will not entail the same level of Tel engineering effort as the AN/USM-708. This award has been challenged to the General Accountability Office by an unsuccessful bidder for this project and, consequently, our contract is currently on hold while the Navy responds to the GAO. While the Company remains optimistic as to the outcome of this protest, it will at least, delay deliveries until calendar year 2008. Given the unique nature of the design, this unit could also generate significant sales to other military customers, both domestically and overseas.

Commercial and military orders continue to be below expectations. The timing of government orders, increased competition, and the continued financial difficulties within the commercial airline industry have contributed to the decline in business. Currently, the backlog approximates $4,3 million, excluding ITATS. Research and development expenditures are expected to remain high through the balance of fiscal year 2007.

Item 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
              -------------------------------------------
              RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)
              ---------------------------------------------------------


Results of Operations (continued)
---------------------------------

Sales
-----

Total sales decreased $967,093 (31.3%) to $2,127,349 and $2,353,020 (37.7%) to
$3,892,400, respectively, for the three and six months ended September 30, 2006 as compared to the same periods in the prior fiscal year.

Sales of avionics products decreased $905,869 (32.9%) to $1,843,856 and $2,197,358 (38.7%) to $3,487,474 for the three and six months ended September 30, 2006, respectively, as compared to the same periods in the prior year. Avionics commercial sales decreased from prior year by $315,862 (34.4%) to $601,490 and $237,866 (16.1%) to $1,241,558, respectively, for the same periods.
This decrease is mostly attributed to a decline in sales of the TR-220 line of Multi-Function Test sets. The weak financial condition of the commercial airline industry continues to limit significant growth in this segment.

Avionics government sales decreased $590,007 (32.2%) to $1,242,366 and $1,959,492 (46.6%) to $2,245,916, respectively, for the three and six months ended September 30, 2006 as compared to the same periods in the prior fiscal year. In the prior fiscal year, the Company had contracts for shipment of the T-36M and the T-47N with the U.S. Army and shipment of the T-47N to Royal Australian Air Force, through our distributor, which accounted for the higher sales in fiscal 2006. The decrease was partially offset by revenues associated with the test and documentation on the CRAFT program. Marine systems sales decreased $61,224 (17.8%) to $283,493 and $155,662 (27.8%) to $404,926,
respectively, for the same periods, as a result of lower sales of specialty systems to the dredging industry.

Gross Margin
------------

Gross margin decreased $433,659 (28.8%) to $1,071,160 and $1,234,764 (39.7%) to
$1,876,738 for the three and six months ended September 30, 2006, respectively, as compared to the same period in the prior fiscal year. This decrease in gross margin is primarily attributed to the lower sales volume.

Operating Expenses
------------------

Selling, general and administrative expenses decreased $124,887 (16.1%) to $649,966 for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005, resulting primarily from lower commission, and professional and consulting expenses in the avionics division, and a decrease in marketing and sales expenses for the marine systems division. Selling, general and administrative expenses decreased $400,759 (24%) to $1,272,089 for the six months ended September 30, 2006 as compared to the same period in the prior fiscal year, primarily as a result of lower administrative salaries, commission, travel, and professional and consulting expenses in the avionics division, and a decrease in marketing and sales expenses for the marine systems division.

Item 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
              -------------------------------------------
              RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)
              ---------------------------------------------------------


Results of Operations (continued)
---------------------------------

Operating Expenses (continued)
------------------------------

Engineering, research and development expenses decreased $73,659 (11.4%) to $569,919 and $57,000 (4.5%) to $1,215,100 for the three and six months ended September 30, 2006, respectively, as compared to the same periods in the prior fiscal year. Research and development efforts were mostly related to the CRAFT program. The decrease is mostly attributed to lower outside contract and purchased material costs.

Income Taxes
------------

An income tax benefit in the amount of $235,599 was recorded for the six months ended September 30, 2006 as a result of the loss before taxes as compared to a provision for income taxes in the amount of $57,611 for the six months ended September 30, 2005. These amounts represent the effective federal and state tax rate of approximately 40% on the Company's net income (loss) before taxes.

Liquidity and Capital Resources
-------------------------------

At September 30, 2006, the Company had positive working capital of $4,055,902 as compared to $4,302,369 at March 31, 2006. For the six months ended September 30, 2006, the Company used $787,244 of cash for operations as compared to generating $862,670 in cash from operating activities for the six months ended September 30, 2005. The increase in cash used in operations is primarily attributed to the Company's loss for the year. In addition, for the six months ended September 30, 2006, accounts receivable and inventories increased by $26,905 as compared to declining $747,231 for the six months ended September 30, 2005.

The Company has a line of credit of $1,750,000 from Bank of America. The line of credit bears an interest rate of 0.5% above the lender's prevailing base rate, which is payable monthly, based upon the outstanding balance. The Company does not pay any fees to maintain this open line. At September 30, 2006, the Company had no outstanding balance. The line of credit is collateralized by substantially all of the assets of the Company, and requires the Company to maintain certain financial covenants and expires September 30, 2006. The Company is in compliance with all financial covenants.

Based upon the current backlog, its existing credit line, and cash balance, the Company believes that it has sufficient capital to fund its operating plans for at least the next twelve months. Currently, the Company has no material capital requirements.

There was no significant impact on the Company's operations as a result of inflation for the six months ended September 30, 2006. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended March 31, 2006.

Item 3.       Quantitative and Qualitative Disclosures about Market Risk
-------       ----------------------------------------------------------

The Company, at this time, is generally not exposed to material financial market risks, including changes in interest rates, foreign currency exchange rates, and marketable equity security prices.

Item 4.       Controls and Procedures
-------       -----------------------

The Company adopted disclosure controls and procedures, as called for by the legislation and rules of the Securities and Exchange Commission. Under Rules promulgated by the SEC, disclosure controls and procedures are defined as "those controls or other procedures of the issuer that are designed to ensure that information required to be disclosed by the issuer in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the commission's rules and forms." The Chief Executive Officer and Principal Accounting Officer evaluated the Company's Disclosure Controls and Procedures at September 30, 2006 and have concluded that they are effective, based on their evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.

There were no changes in internal control over financial reporting identified in connection with the evaluation as of September 30, 2006 by the Chief Executive Officer and Principal Accounting Officer, required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15, which occurred during Tel's last fiscal quarter and which have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

Part II.  Other Information
---------------------------

Item 6.   Exhibits
-------   --------

          Exhibits

          31.1 Certification by CEO pursuant to Rule 15d-14 under the Securities Exchange Act.
          31.2 Certification by Principal Accounting Officer pursuant to Rule 15d-14 under the Securities Exchange Act.
          32.1 Certification by CEO and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


SIGNATURES
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          TEL-INSTRUMENT ELECTRONICS CORP.

Date:   November 13, 2006                 By:  /s/  Harold K. Fletcher
                                             ---------------------------------
                                                    Harold K. Fletcher
                                                    CEO

Date:   November 13, 2006                 By:  /s/  Joseph P. Macaluso
                                             ---------------------------------
                                                    Joseph P. Macaluso
                                                    Principal Accounting Officer