Form 10-Q
period 2006-12-31
TEL INSTRUMENT ELECTRONICS CORP
filed 2007-02-14
CIK 96885

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                    ----------------------------------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2006

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission File No. 33-18978

                        TEL-INSTRUMENT ELECTRONICS CORP
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

2,321,831 shares of Common stock, $.10 par value as of February 9, 2007.

                     TEL-INSTRUMENT ELECTRONICS CORPORATION
                     --------------------------------------

                                TABLE OF CONTENTS
                                -----------------


                                                                         PAGE
                                                                         ----
              Part I - Financial Information

Item 1.       Condensed Consolidated Financial Statements (Unaudited):

              Condensed Consolidated Balance Sheets
               December 31, 2006 and March 31, 2006                        1

              Condensed Consolidated Statements of Operations -
               Three and Nine Months Ended December 31, 2006 and 2005      2

              Condensed Consolidated Statements of Cash Flows -
               Nine Months Ended December 31, 2006 and 2005                3

              Notes to Condensed Consolidated Financial Statements         4-9

Item 2.       Management's Discussion and Analysis of Results of
               Operations and Financial Condition                          10-15

Item 3.       Quantitative and Qualitative Disclosures about Market Risk   15

Item 4.       Controls and Procedures                                      15


              Part II           Other Information

Item 2.       Unregistered Sales of Equity Securities and Use of
               Proceeds                                                    15

Item 4.       Submission of Matters to a Vote of Security Holders          16

Item 6.       Exhibits                                                     16

              Signatures                                                   16

              Certifications



Item 1 - Financial Statements


                             TEL-INSTRUMENT ELECTRONICS CORPORATION
                             --------------------------------------
                              CONDENSED CONSOLIDATED BALANCE SHEETS
                              -------------------------------------


ASSETS
                                                           December 31, 2006      March 31, 2006
                                                           -----------------      --------------
                                                                 (Unaudited)
Current assets:
  Cash and cash equivalents                                       $1,270,423          $1,934,541
  Accounts receivable, net                                           991,161           1,049,578
  Inventories, net                                                 1,830,940           2,102,280
  Taxes receivable                                                    82,488              82,488
  Prepaid expenses and other                                         132,262             138,041
  Deferred income tax benefit                                        802,929             720,082
                                                                  ----------          ----------
Total current assets                                               5,110,203           6,027,010

Property, plant, and equipment, net                                  676,455             775,065
Other assets                                                         327,689             314,507
Deferred income tax benefit                                          196,000                --
                                                                  ----------          ----------

Total assets                                                      $6,310,347          $7,116,582
                                                                  ==========          ==========
LIABILITIES & STOCKHOLDERS EQUITY

Current liabilities:
  Convertible note payable - related party                        $   50,000          $   50,000
  Notes payable - other                                               29,000              29,000
  Accounts payable                                                   269,397             288,525
  Deferred revenues                                                   52,284              59,202
  Accrued payroll, vacation pay, and payroll taxes                   315,682             391,062
  Accrued expenses                                                   516,047             906,852
                                                                  ----------          ----------
Total current liabilities                                          1,232,410           1,724,641

Convertible notes payable - related party - non-current portion      100,000             100,000
Deferred revenues                                                     80,875              80,875
Deferred taxes - long-term                                            43,000              43,000
                                                                  ----------          ----------

Total liabilities                                                  1,456,285           1,948,516
                                                                  ----------          ----------

Stockholders' equity:
  Common stock, par value $.10 per share; 2,321,831
       and 2,279,381 issued and outstanding as of
       December 31, 2006, and March 31, 2006, respectively           232,183             227,941
  Additional paid-in capital                                       4,326,519           4,251,180
  Retained earnings                                                  295,360             688,945
                                                                  ----------          ----------
Total stockholders' equity                                         4,854,062           5,168,066
                                                                  ----------          ----------

Total liabilities and stockholders' equity                        $6,310,347          $7,116,582
                                                                  ==========          ==========


See accompanying notes to condensed consolidated financial statements.

                                        1



                              TEL-INSTRUMENT ELECTRONICS CORPORATION
                              --------------------------------------
                          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                          -----------------------------------------------
                                            (Unaudited)


                                             Three Months Ended            Nine Months Ended

                                           Dec. 31,       Dec. 31,       Dec. 31,      Dec. 31,
                                             2006           2005           2006           2005
                                         -----------    -----------    -----------    -----------

Net sales                                $ 2,269,148    $ 3,008,995    $ 6,161,548    $ 9,254,415

Cost of sales                              1,005,243      1,478,538      3,020,905      4,612,456
                                         -----------    -----------    -----------    -----------

Gross margin                               1,263,905      1,530,457      3,140,643      4,641,959

Operating expenses:
  Selling, general & administrative          730,200        743,894      2,002,289      2,416,742
  Amortization of intangibles                     --         21,549             --         64,647
  Engineering, research, & development       606,889        609,842      1,821,989      1,881,942
                                         -----------    -----------    -----------    -----------

Total operating expenses                   1,337,089      1,375,285      3,824,278      4,363,331

     Income (loss) from operations           (73,184)       155,172       (683,635)       278,628

Other income (expense):
  Interest income                             10,195          6,683         35,449         13,073
  Interest expense                            (2,269)        (4,436)        (6,803)       (11,407)
                                         -----------    -----------    -----------    -----------

Income (loss) before taxes                   (65,258)       157,419       (654,989)       280,294

Provision (benefit) for income taxes         (25,805)        70,875       (261,404)       128,486
                                         -----------    -----------    -----------    -----------

Net income (loss)                        $   (39,453)   $    86,544    $  (393,585)   $   151,808
                                         ===========    ===========    ===========    ===========

    Basic income per common share        $     (0.02)   $      0.04    $     (0.17)   $      0.07
    Diluted income per common share      $     (0.02)   $      0.04    $     (0.17)   $      0.07

Dividends per share                             None           None           None           None

Weighted average shares outstanding
     Basic                                 2,307,969      2,229,244      2,296,466      2,204,476
     Diluted                               2,307,969      2,296,385      2,296,466      2,271,617


See accompanying notes to condensed consolidated financial statements.

                                                             2



                                      TEL-INSTRUMENT ELECTRONICS CORPORATION
                                      --------------------------------------
                                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  -----------------------------------------------
                                                    (Unaudited)
                                                    -----------


                                                                        Nine Months Ended      Nine Months Ended
                                                                        -----------------      -----------------
                                                                        December 31, 2006       December 31,2005
                                                                        -----------------       ----------------

Cash flows from operating activities
Net income (loss)                                                             $  (393,585)           $   151,808
Adjustments to reconcile net income (loss)  to net cash provided by
    (used in) operating activities:
     Deferred income taxes                                                       (278,847)               116,194
     Depreciation                                                                 194,941                205,862
     Amortization of intangibles                                                     --                   64,646
     Non-cash stock-based compensation                                               --                   43,230

Changes in assets and liabilities:
    Decrease (increase) in accounts receivable                                     58,417               (378,066)
    Decrease in inventories                                                       271,340                740,008
    Decrease (increase) in prepaid expenses and other                               5,779                (53,568)
    Increase in other assets                                                      (13,182)               (10,855)
    Decrease in accounts payable                                                  (19,128)              (112,642)
    Decrease in deferred revenues                                                  (6,918)                (5,660)
    Decrease in accrued payroll, vacation pay,
     and payroll taxes                                                            (75,380)               (10,810)
   Decrease in accrued expenses                                                  (390,805)              (122,994)
                                                                              -----------            -----------
Net cash (used in) provided by operations                                        (647,368)               627,153
                                                                              -----------            -----------

Cash flows from investing activities:
  Purchases of property, plant and equipment                                      (96,331)              (170,106)
                                                                              -----------            -----------
Net cash used in investing activities                                             (96,331)              (170,106)
                                                                              -----------            -----------

Cash flows from financing activities:
Proceeds from exercise of stock options                                            79,581                134,695
Repayment of capitalized lease obligations                                           --                   (2,323)
                                                                              -----------            -----------
Net cash provided by financing activities                                          79,581                132,372
                                                                              -----------            -----------

Net increase (decrease) in cash and cash equivalents                             (664,118)               589,419
Cash and cash equivalents at beginning of period                                1,934,541                826,959
                                                                              -----------            -----------
Cash and cash equivalents at end of period                                    $ 1,270,423            $ 1,416,378
                                                                              ===========            ===========

Supplemental Cash Flow Information:
Interest paid                                                                 $     3,375            $    84,847
                                                                              ===========            ===========

Taxes paid                                                                    $    14,170            $    12,038
                                                                              ===========            ===========


See accompanying notes to condensed consolidated financial statements

                                                         3

                         TEL-INSTRUMENT ELECTRONICS CORP
                         -------------------------------
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------


Note 1     Basis of Presentation
------     ---------------------

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position of Tel-Instrument Electronics Corp as of December 31, 2006, the results of operations for the three and nine months ended December 31, 2006 and December 31, 2005, and statements of cash flows for the nine months ended December 31, 2006 and December 31, 2005. These results are not necessarily indicative of the results to be expected for the full year.

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

Note 2     Accounts Receivable
------     -------------------

The following table sets forth the components of accounts receivable:

                                            December 31, 2006     March 31, 2006
                                            -----------------     --------------

           Commercial                          $   454,532         $   548,083
           Government                              576,692             542,489
           Allowance for Bad Debts                 (40,063)            (40,994)
                                               -----------         -----------

           Total                               $   991,161         $ 1,049,578
                                               ===========         ===========

Note 3     Inventories
------     -----------

Inventories consist of:
                                            December 31, 2006     March 31, 2006
                                            -----------------     --------------

            Purchased Parts                    $ 1,197,944         $ 1,409,502
            Work-in-Process                        851,187             723,782
            Finished Goods                          95,539             212,100
            Less: Reserve for Obsolescence        (313,730)           (243,104)
                                               -----------         -----------
            Total                              $ 1,830,940         $ 2,102,280
                                               ===========         ===========



                        TEL-INSTRUMENT ELECTRONICS CORP.
                        --------------------------------
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
        ----------------------------------------------------------------


Note 4     Earnings Per Share
------     ------------------

The Company's basic income (loss) per common share is based on net income (loss) for the relevant period, divided by the weighted average number of common shares outstanding during the period. Diluted income (loss) per common share is based on net income (loss), divided by the weighted average number of common shares outstanding during the period, including common share equivalents, such as outstanding stock options. Common share equivalents are not included in the calculation for the three and nine months ended December 31, 2006 since the effect would be antidilutive.

                                                                           Three Months Ended         Three Months Ended
                                                                           ------------------         ------------------
                                                                            December 31, 2006          December 31, 2005
                                                                            -----------------          -----------------
Basic net income (loss) per share computation:
  Net income (loss) for common stockholders                             $             (39,453)     $              86,544
  Weighted-average common shares outstanding                                        2,307,969                  2,229,244
  Basic net income (loss) per share for common stockholders             $               (0.02)     $                0.04
Diluted net income (loss) per share computation
  Net income (loss) for common stockholders                             $             (39,453)     $              86,544
  Weighted-average common shares outstanding                                        2,307,969                  2,229,244
  Incremental shares attributable to the assumed exercise of
       outstanding stock options (exercise price below market)                           --                       67,141
  Total adjusted weighted-average shares                                            2,307,969                  2,296,385
  Diluted net income (loss) per share for common stockholders           $               (0.02)     $                0.04


                                                                            Nine Months Ended          Nine Months Ended
                                                                            -----------------          -----------------
                                                                            December 31, 2006          December 31, 2005
                                                                            -----------------          -----------------
Basic net income (loss) per share computation:
  Net income (loss) for c7ommon stockholders                            $            (393,585)     $             151,808
  Weighted-average common shares outstanding                                        2,296,466                  2,204,476
  Basic net income (loss) per share for common stockholders             $               (0.17)     $                0.07
Diluted net income (loss) per share computation
  Net income (loss) for common stockholders                             $            (393,585)     $             151,808
  Weighted-average common shares outstanding                                        2,296,466                  2,204,476
  Incremental shares attributable to the assumed exercise of
       outstanding stock options (exercise price below market)                           --                       67,141
  Total adjusted weighted-average shares                                            2,296,466                  2,271,617
  Diluted net income (loss) per share for common stockholders           $               (0.17)     $                0.07






                         TEL-INSTRUMENT ELECTRONICS CORP
                         -------------------------------
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------


Note 5     Stock Options
------     -------------

Effective April 1, 2006, the Company adopted Statement of Financial Accounting
Standards No. 123R, "Share-Based Payment" ("SFAS 123R"), utilizing the modified prospective method. SFAS 123R requires the measurement of stock-based compensation based on the fair value of the award on the date of grant. Under the modified prospective method, the provisions of SFAS 123R apply to all awards granted after the date of adoption. The Company recognizes compensation cost on awards on a straight-line basis over the vesting period, typically four years.
The impact to the Company for the nine months ended December 31, 2006 was not material. Prior to the adoption of SFAS 123R, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles
Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. The Company adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123 and 148, "Accounting for
Stock-Based Compensation" ("SFAS 123 and 148"). Under SFAS 123 and 148 the
Company provides pro forma net income and pro forma earnings per share disclosures for employee stock option grants made since fiscal 1996 as if the fair-value-based method as defined in SFAS No. 123 had been applied. The Company estimates the fair value of each option using the Black Scholes option-pricing model with the following weighted-average assumptions: expected dividend yield of 0.0%, risk-free interest rate of 5%, volatility at 50% and an expected life of 5 years for 2007 and 2006.

Compensation costs based on the fair market value at the grant date for its 332,900 outstanding stock options under SFAS No. 123 are set forth below:

                                                               Three Months Ended              Three Months Ended
                                                               ------------------              ------------------
                                                                December 31, 2006               December 31, 2005
                                                                -----------------               -----------------
           Net income (loss)  - as reported                  $            (39,453)           $             86,544
           Add: Stock-based compensation expense included
                    in reported net income, net of taxes                     --                              --
           Less fair value of stock options                               (16,996)                        (18,088)
                                                                         --------                        --------
           Net income (loss) - pro forma                                  (56,449)                         68,456
                                                                         ========                        ========

           Basic earnings (loss) per share - as reported                  (0.02)                           0.04
           Basic earnings (loss) per share - pro forma                    (0.02)                           0.03

           Diluted earnings (loss) per share - as reported                (0.02)                           0.04
           Diluted earnings  (loss) per share - pro forma                 (0.02)                           0.03



                                                                Nine Months Ended               Nine Months Ended
                                                                -----------------               -----------------
                                                                December 31, 2006               December 31, 2005
                                                                -----------------               -----------------
           Net income (loss) - as reported                   $          ( 393,585)           $            151,808
           Add: Stock-based compensation expense included
                    in reported net income, net of taxes                     --                            25,960
           Less fair value of stock options                               (50,488)                        (54,265)
                                                                         --------                        --------
           Net income (loss) - pro forma                                 (444,073)                        123,503
                                                                         ========                        ========

           Basic earnings (loss) per share - as reported                  (0.17)                           0.07
           Basic earnings (loss) per share - pro forma                    (0.19)                           0.06

           Diluted earnings (loss) per share - as reported                (0.17)                           0.07
           Diluted earnings (loss) per share - pro forma                  (0.19)                           0.05


                                                         6



                         TEL-INSTRUMENT ELECTRONICS CORP
                         -------------------------------
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     ---------------------------------------


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

  Three Months Ended                   Avionics        Avionics        Avionics        Marine     Corporate
  ------------------                   --------        --------        --------        ------     ---------
  December 31, 2006                     Gov't           Comm'l.         Total         Systems         Items           Total
  -----------------                     -----           -------         -----         -------         -----           -----
  Net sales                              $1,405,585     $  691,843     $2,097,428     $  171,720           --        $2,269,148
  Cost of sales                             482,116        407,237        889,353        115,890           --         1,005,243
                                         ----------     ----------     ----------     ----------     ----------      ----------
  Gross margin                              923,469        284,606      1,208,075         55,830           --         1,263,905

  Engineering, research, and
   development                                 --             --          557,493         49,396           --           606,889
  Selling, general, and admin.                 --             --          349,028         39,493        341,679         730,200
  Amort. of intangibles                                                       --            --             --              --
  Interest expense, net                        --             --           (7,926)          --             --            (2,247)
                                         ----------     ----------     ----------     ----------     ----------      ----------
  Total expenses                               --             --          898,595         88,889        341,679       1,329,163
                                         ----------     ----------     ----------     ----------     ----------      ----------
  Income (loss) before income
       Taxes                                   --             --       $  309,480     $  (33,059)    $ (341,679)     $  (65,258)
                                         ==========     ==========     ==========     ==========     ==========      ==========


  Three Months Ended                   Avionics        Avionics        Avionics        Marine     Corporate
  ------------------                   --------        --------        --------        ------     ---------
  December 31, 2005                     Gov't           Comm'l.         Total         Systems         Items           Total
  -----------------                     -----           -------         -----         -------         -----           -----
  Net sales                              $2,136,714     $  699,118     $2,835,832     $  173,173           --        $3,008,995
  Cost of sales                             904,016        443,688      1,347,704        130,834           --         1,478,538
                                         ----------     ----------     ----------     ----------     ----------      ----------

  Gross margin                            1,232,698        255,430      1,488,128         42,329           --         1,530,457
                                         ----------     ----------     ----------     ----------     ----------      ----------
  Engineering, research,& dev.                 --             --          562,066         47,776           --           609,842
  Selling, general, and admin.                 --             --          297,325         84,189        362,380         743,894
  Interest expense, net                        --             --             --             --           21,549          21,549
  Amort. of intangibles                        --             --           (2,394)           147              -          (2,247)
                                         ----------     ----------     ----------     ----------     ----------      ----------
  Total expenses                               --             --          856,997        132,112        383,929       1,373,038
                                         ----------     ----------     ----------     ----------     ----------      ----------
  Income (loss) before income
       Taxes                                   --             --       $  631,131     $  (89,783)    $ (383,929)     $  157,419
                                         ==========     ==========     ==========     ==========     ==========      ==========


                                                                7



                                                  TEL-INSTRUMENT ELECTRONICS CORP.
                                                  --------------------------------
                                   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   ----------------------------------------------------------------


Note 6     Segment Information (continued)
------     -------------------------------


  Nine Months Ended                    Avionics        Avionics        Avionics        Marine     Corporate
  -----------------                    --------        --------        --------        ------     ---------
  December 31, 2006                     Gov't           Comm'l.         Total         Systems          Items            Total
  -----------------                     -----           -------         -----         -------           ----            -----
  Net sales                              $3,651,501     $1,933,401     $5,584,902     $  576,646              --        $6,161,548
  Cost of sales                           1,435,052      1,167,653      2,602,705        418,200              --         3,020,905
                                         ----------     ----------     ----------     ----------        ----------      ----------

  Gross margin                            2,216,449        765,748      2,982,197        158,446              --         3,140,643
                                         ----------     ----------     ----------     ----------        ----------      ----------
  Engineering, research, and
   development                                 --             --        1,673,444        148,545              --         1,821,989
  Selling, general, and admin.                 --             --          964,340        125,545           912,404       2,002,289
  Amort. of intangibles                        --             --             --             --                --              --
  Interest expense, net                        --             --          (28,646)          --                --           (28,646)
                                         ----------     ----------     ----------     ----------        ----------      ----------
  Total expenses                               --             --        2,609,138        274,090           912,404       3,795,632
                                         ----------     ----------     ----------     ----------        ----------      ----------
  Income (loss) before  income
       Taxes                                   --             --       $  373,059     $ (115,644)       $ (912,404)     $ (654,989)
                                         ==========     ==========     ==========     ==========        ==========      ==========


  Nine Months Ended                    Avionics        Avionics        Avionics        Marine     Corporate
  -----------------                    --------        --------        --------        ------     ---------
  December 31, 2005                     Gov't           Comm'l.         Total         Systems          Items            Total
  -----------------                     -----           -------         -----         -------          -----            -----
  Nat sales                             $ 6,342,122    $ 2,178,542     $ 8,520,664    $   733,751              --      $ 9,254,415
  Cost of sales                           2,715,682      1,405,629       4,121,311        491,145              --        4,612,456
                                        -----------    -----------     -----------    -----------       -----------    -----------

  Gross margin                            3,626,440        772,913       4,399,353        242,606                        4,641,959
                                        -----------    -----------     -----------    -----------       -----------    -----------

  Engineering, research,& dev.                 --             --         1,741,557        140,385              --        1,881,942
  Selling, general, and admin.                 --             --         1,045,601        261,554         1,109,587      2,416,742
  Amort. of intangibles                        --             --              --             --              64,647         64,647
  Interest expense, net                        --             --            (1,813)           147              --           (1,666)
                                        -----------    -----------     -----------    -----------       -----------     -----------
  Total expenses                               --             --         2,785,345        402,086         1,174,234       4,361,665
                                        -----------    -----------     -----------    -----------       -----------     -----------

  Income (loss) before income
       Taxes                                   --             --       $ 1,614,008    $  (159,480)      $(1,174,234)    $   280,294
                                        ===========    ===========     ===========    ===========       ===========     ===========


                                                                  8

                        TEL-INSTRUMENT ELECTRONICS CORP.
                        --------------------------------
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
        ----------------------------------------------------------------


Note 7     New Accounting Pronouncements
------     -----------------------------

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140". SFAS No. 155 resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets". SFAS No. 155 will become effective for the Company's fiscal year beginning after September 15, 2006. The adoption of SFAS No. 155 will not have material impact on the Company's financial statements.

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

In September 2006, the SEC issued Staff Accounting Bulletin (SAB) No. 108 "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." This Bulletin provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a material assessment. The guidance in this Bulletin must be applied to financial reports covering the first fiscal year ending after November 15, 2006. The adoption of SAB-108 did not have material impact on the Company's financial statements.

Also in September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 157 "Fair Value Measurements." This SFAS defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies to accounting pronouncements that require or permit fair value measurements, except for share-based payments transactions under SFAS No. 123. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. As SFAS No. 157 does not require any new fair value measurements or measurements of previously computed fair values, the Company does not believe adoption of this Statement will have a material effect on its future financial statements.

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

Critical Accounting Policies

In preparing our financial statements and accounting for the underlying transactions and balances, we apply our accounting policies as disclosed in Note 2 of our Notes to Financial Statements included in our Form 10-K for the year ended March 31, 2006. The Company's accounting policies that require a higher degree of judgment and complexity used in the preparation of financial statements include:

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

Beginning in fiscal year 2002, the Company began to accrue the cost of these enhancements as the original units were shipped in order to properly match the revenues with the expenses. The Company considers this accrual similar to a warranty expense, and recorded the liability and the expense to cost of sales. The enhancements made, and to be made to the product, the Company believes, are relatively insignificant. The Company has shipped and been paid for all 1,300 units (approximately $18,200,000 in revenues) through the fiscal year ended March 31, 2006, and the cost of these enhancements is less than 3% of the

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

The costs, estimated to be approximately $480 per unit are for labor and material, based upon our experience manufacturing the product, and our standard costing information. The Company is charged the costs of performing the enhancement to the accrued liability as the units were shipped. Effective December 31, 2006, the Company's obligation to complete the enhancements on the remaining units (approximately 200) has been satisfied. In the future, the cost of any upgrades will be invoiced to the customer. As such, the Company reversed its remaining liability for the upgrade during the current quarter to cost of sales. This reversal improved the Company's gross margin.

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

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
-------    -------------------------------------------
           RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)
           ---------------------------------------------------------

Overview
--------

As previously reported, the Company is in a transition phase between the conclusion of deliveries under its previous AN/APM-480 multi-year contract with the U.S. Navy and commencement of deliveries under its new multi-year contract to deliver the AN/USM-708 units. This interval in deliveries and sales, as well as the timing of government orders, increased competition, and the continued financial difficulties within the commercial airline industry contributed to the decline in business. As such, the revenues were down significantly for the three and nine-month periods ended December 31, 2006 as compared to the previous fiscal year. Currently, the backlog approximates $9.5 million, including ITATS (Intermediate Level TACAN Test Set) ($4.4 million) (see below). Commercial and military orders continue to be below expectations.

Research and development expenditures will continue to remain high in order to support the two new large contract awards discussed below. The Company has been able to partially offset the research and development expenditures by implementing a Profit Improvement Plan, which resulted in substantial reductions.

As a consequence of this temporary significant decline in revenues exceeding operating costs, operating profits, working capital, stockholders' equity, and cash have declined for the first nine months of the current fiscal year.. However, the Company has working capital of approximately $3.9 million, cash in excess of $1 million, and an unused credit line of $1.75 million, and believes that it has adequate liquidity, resources and backlog to fund operating plans during this interval, and until deliveries of its new units commence in calendar 2008.

Although sales have declined in current periods for reasons discussed above, the Company has received significant government contract awards (see below), and it is expected, if the orders are received against these contracts that shipments on the CRAFT (Communications/Navigation (COMM/NAV) Radio Frequency (RF) Avionics Flightline Tester) will begin in calendar year 2008.

In March 2005, the Company was awarded a $17.3 million multi-year, firm-fixed-price, indefinite-delivery/indefinite-quantity contract for the systems engineering, design and integration, fabrication, testing, and production of a CRAFT unit with sonobuoy simulator capabilities, since designated the AN/USM-708. The AN/USM-708 CRAFT unit combines advanced navigation, communication, Mode 5 IFF ("Identification, Friend or Foe"), and sonobuoy test capabilities in a portable test set, which will utilize a flexible and expandable digital-signal-processing-based architecture. The engineering design is being completed, and fabrication of 15 prototype units will begin shortly. These units will undergo design validation testing beginning in the summer of 2007, with full rate production to begin in summer of 2008. This contract currently has production options totaling 750 units, which if exercised, would generate approximately $14 million in revenues over a several year period. The contract for the AN/USM-708 is a significant milestone for the Company, because the development of this technology will establish the Company's position as a leader in the industry, and will meet the U.S. Navy's test requirements for years to come. The Company will continue to fund the development of this product. The Company believes, given the unique nature of the design, this unit could generate sales to other military customers. The Company has already received orders for a limited number of units for a modified CRAFT test set from customers other than the U.S. Navy. The AN/USM-708 contract also includes optional requirements for testing encrypted communications, which, if exercised, could represent a major expansion in the Company's core business.

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
-------    -------------------------------------------
           RESULTS OF OPERATIONS AND FINANCIAL CONDITION
           ---------------------------------------------


Overview (continued)
--------------------

In July 2006, Tel was awarded a second major US Navy contract for an Intermediate Level TACAN Test Set (ITATS). This contract has options for approximately 180 units with a total value of over $12 million; the initial work authorization was $4.4 million. Tel will be working with two designated sub-contractors and, as a result, this program will not entail the same level of Tel engineering effort as the AN/USM-708. In January 2007, the Company was notified by the U.S. Navy that the protest previously filed with General Accountability Office by an unsuccessful bidder for this project was dismissed. As such, work on this program will commence, but deliveries will not begin until calendar year 2009. Given the unique nature of the design, this unit could also generate significant sales to other military customers, both domestically and overseas.

In December 2006, the Company received an order for 50 T-47N Test Sets from the Royal Australian Air Force (through the Company's distributor) for approximately $600,000 to be delivered in the first six months of the next fiscal year.


Results of Operations
---------------------

Sales
-----

Total sales decreased $739,847 (24.6%) to $2,269,148 and $3,092,867 (33.4%) to
$6,161,548, respectively, for the three and nine months ended December 31, 2006 as compared to the same periods in the prior year.

Sales of avionics products declined $738,404 (26%) to 2,097,428 and $2,935,762 (34.4%) to $5,585,902, for the three and nine months ended December 31, 2006, respectively, as compared to the same periods in the prior fiscal year. Avionics commercial sales decreased from prior year by $7,275 (1%) to $691,843, and $245,141 (11.2%) to $1,933,401, respectively, for the same periods. This decrease is mostly attributed to a decline in sales of the TR-220 line of Multi-Function Test sets, partially offset by an increase in revenues from repairs and part sales. The weak financial condition of the commercial airline industry continues to limit significant growth in this segment in addition to increased competition.

Avionics government sales decreased $731,127 (34.2%) to $1,405,585 for the three months ended December 31, 2006 as compared to the prior year. In the prior fiscal year, the Company had contracts for shipment of the T-36M and the T-47N with the U.S. Army and shipment of the T-47N to Royal Australian Air Force, through our distributor, as well as the final shipments of the AN/APM-480 to the U.S. Navy and sales of the T-760, which accounted for the higher sales in fiscal 2006. The delay in contract awards (discussed above) contributed to this decline in revenues. In the third quarter of the current fiscal year, these decreases were partially offset by sales of the TR-401 Multi-Function test set and in increase in sales of the T-47N overseas. Avionics government sales decreased $2,690,621 (42.4%) to $6,651,501 for the nine months ended December 31, 2006 as compared to the same period in the prior fiscal year. As noted above, the Company had contracts for shipment of the T-36M and the T-47N and also was making the final shipments on the AN/APM-480, which accounted for the higher sales in fiscal 2006.

Marine systems sales decreased $1,453 (1%) to $171,720 and $157,105 (21.4%) to $576,646, respectively, for the same periods, primarily as a result of lower sales of specialty systems to the dredging industry.

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
-------    -------------------------------------------
           RESULTS OF OPERATIONS AND FINANCIAL CONDITION
           ---------------------------------------------


Results of Operations (continued)
---------------------------------

Gross Margin
------------

Gross margin decreased $266,552 (17.4%) to $1,263,905 and $1,501,316 (32.3%) to
$3,140,643 for the three and nine months ended December 31, 2006, respectively, as compared to the same periods last year. This decrease is primarily attributed to the lower sales volume. During the current quarter, the Company reversed it remaining liability of approximately $125,000 relating to its upgrade liability (see Critical Accounting Policies - Revenue Recognition above), which was partially offset by approximately $80,000 for a provision for slow-moving and obsolete inventory.

Operating Expenses
------------------

Selling, general and administrative expenses decreased $13,694 (1.8%) to 730,200 for the three months ended December 31, 2006 as compared to the three months ended December 31, 2005, resulting primarily from lower commission, and professional and consulting expenses in the avionics division, and a decrease in marketing and sales expenses for the marine systems division, offset mostly by an increase in recruitment expenses for a Director of Business Development for the avionics division. For the nine months ended December 31, 2006, selling, general and administrative expenses decreased $414,453 (17.1%) to $2,002,289 as compared to the nine months ended December 31, 2005, resulting primarily from lower commission, and professional and consulting expenses in the avionics division, and a decrease in marketing and sales expenses for the marine systems division.

Engineering, research and development expenses decreased $2,953 (0.5%) to $606,889 and $59,953 (3.2%) to $1,821,989 for the three and nine months ended December 31, 2006, respectively, as compared to the same periods in the prior fiscal year. Research and development efforts were mostly related to the CRAFT program.

Income Taxes
------------

An income tax benefit in the amount of $261,404 was recorded for the nine months ended December 31, 2006 as a result of the loss before taxes as compared to a provision for income taxes in the amount of $128,486 for the nine months ended December 31, 2005. These amounts represent the effective federal and state tax rate of approximately 40% on the Company's net income (loss) before taxes.

Liquidity and Capital Resources
-------------------------------

At December 31, 2006, the Company had working capital of $3,877,793 as compared to $4,302,369 at March 31, 2006. For the nine months ended December 31, 2006, the Company used $647,368 of cash for operations as compared to generating $627,153 in cash from operating activities for the nine months ended December 31, 2005. The decrease in cash used in operations is primarily attributed to the Company's loss for the year.

The Company has a line of credit of $1,750,000 from Bank of America, which the Company has renewed in each annual period since 2002. The line of credit bears an interest rate of 0.5% above the lender's prevailing base rate, which is payable monthly, based upon the outstanding balance. The Company does not pay any fees to maintain this open line. At December 31, 2006, the Company had no outstanding balance and has not yet borrowed against this line of credit.. The line of credit is collateralized by substantially all of the assets of the Company, and requires the Company to maintain certain financial covenants and expires September 30, 2007. The Company is in compliance with all financial covenants.
                                       14

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
-------    -------------------------------------------
           RESULTS OF OPERATIONS AND FINANCIAL CONDITION
           ---------------------------------------------


Liquidity and Capital Resources (continued)

Based upon the current backlog, its existing credit line, and cash balance, the Company believes that it has sufficient capital to fund its operating plans for at least the next twelve months. Currently, the Company has no material capital requirements.

There was no significant impact on the Company's operations as a result of inflation for the nine months ended December 31, 2006. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended March 31, 2006.

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

Item 4.    Controls and Procedures
-------    -----------------------

The Company adopted disclosure controls and procedures, as called for by the legislation and rules of the Securities and Exchange Commission. Under Rules promulgated by the SEC, disclosure controls and procedures are defined as "those controls or other procedures of the issuer that are designed to ensure that information required to be disclosed by the issuer in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the commission's rules and forms." The Chief Executive Officer and Principal Accounting Officer evaluated the Company's Disclosure Controls and Procedures at December 31, 2006 and have concluded that they are effective, based on their evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.

There were no changes in internal control over financial reporting identified in connection with the evaluation as of December 31, 2006 by the Chief Executive Officer and Principal Accounting Officer, required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15, which occurred during Tel's last fiscal quarter and which have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

Part II Other Information
-------------------------

Item 2 Unregistered sales of Equity Securities and Use of Proceeds
------------------------------------------------------------------

There were no unregistered sales of equity securities and there were no repurchases of equity securities during the Company's third quarter ended December 31, 2006.

-------------------------------------

Item 4   Submission of Matters to a Vote of Security Holders
------   ---------------------------------------------------

(a) The Annual Meeting of Shareholders was held on December 6, 2006 (the "Annual Meeting").

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

(c) At the Annual Meeting, the Company's shareholders voted in favor of re-electing management's nominees for election as directors of the Company as follows:

                                      For                    Against
                                      ---                    -------
     Harold K. Fletcher            2,117,323                 27,773
     George J. Leon                2,135,323                 9,773
     Robert J. Melnick             2,117,323                 27,773
     Jeff C. O'Hara                2,117,323                 27,773
     Robert A. Rice                2,135,323                 9,773
     Robert H. Walker              2,135,323                 9,773

The shareholders also voted 2,136,922 shares in favor of ratifying the audit committee's appointment of BDO Seidman LLP, as the Company's independent auditors for the fiscal year ending March 31, 2007. Shareholders totaling 8,166 shares voted against this proposal, and shareholders totaling 8 shares abstained.

The shareholders also voted 2,016,339 shares in favor of ratifying the 2006 Stock Option Plan. Shareholders totaling 43,634 shares voted against this proposal, and shareholders totaling 85,123 shares abstained.

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



                                          TEL-INSTRUMENT ELECTRONICS CORP.

Date:    February 13, 2007                By:  /s/  Harold K. Fletcher
                                             --------------------------------
                                                    Harold K. Fletcher
                                                    Chairman and President

Date:   February 13, 2007                 By:  /s/  Joseph P. Macaluso
                                             --------------------------------
                                                    Joseph P. Macaluso
                                                    Principal Accounting Officer