Form 10-K
period 2007-03-31
TEL INSTRUMENT ELECTRONICS CORP
filed 2007-07-16
CIK 96885

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

              Annual Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                    For the fiscal year ended March 31, 2007

                          Commission File No. 33-18978


                         TEL-INSTRUMENT ELECTRONICS CORP
              ----------------------------------------------------
             (Exact name of Registrant as specified in its charter)

        New Jersey                                              22-1441806
 ----------------------                                    --------------------
(State of incorporation)                                  (IRS Employer
                                                          Identification Number)

                                728 Garden Street
                              Carlstadt, New Jersey              07072
                     --------------------------------------     --------
                    (Address of principal executive offices)   (Zip Code)

Registrant's telephone number, including area code:   (201) 933-1600

Securities registered pursuant to Section 12(b) of the Act:

2,241,861 shares of Common Stock were outstanding as of July 6, 2007.

Title of Each Class                        Name of Exchange on Which Registered
Common Stock $.10 par value                      American Stock Exchange

Indicate by checkmark if registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes       No  X
   -----    -----

Indicate by checkmark if registrant is not required to file reports pursuant to
Section 13 or Section 15(d) of the Act.   Yes       No  X
                                             -----    -----

Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No     .
                                      -----   -----

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

Large accelerated filer [ ]  Accelerated filer [ ]    Non-accelerated filer [X]
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Act).
Yes       No  X
   -----    -----

The aggregate market value of the voting Common Stock (par value $.10 per share) held by non-affiliates on September 30, 2006 was $2,886,456 using the closing price on September 30, 2006.

Total Pages - 65; Exhibit Index - pages 59-60

                                     PART I
                                     ------

Item 1.   Description of Business
-------   -----------------------

          General

          Tel-Instrument Electronics Corp ("Tel" or the "Company") has been in business since 1947, and is a leading designer and manufacturer of avionics test and measurement solutions for the global commercial air transport, general aviation, and government/military aerospace and defense markets. The Company manufactures and sells instruments to test, measure, calibrate, and repair a wide range of airborne navigation and communication equipment.

          Tel's instruments are used to test navigation and communications equipment installed in aircraft, both on the flight line ("ramp testers") and in the maintenance shop ("bench testers"), and range in list price from $7,500 to $85,000 per unit. Tel continues to develop new products in anticipation of customers' needs and to maintain its strong market position. Its development of multifunction testers, for example, has made it easier for customers to perform ramp tests with less operator training, fewer test sets, and lower product support costs. In recent years the Company has become a major manufacturer and supplier of IFF (Identification Friend or Foe) flight line test equipment, and recently was awarded major military contracts, CRAFT and ITATS (see below), incorporating new technology.

          Tel is in a transitional phase between the end of deliveries pursuant to its multi-year AN/APM-480 contract, and the commencement of production deliveries under its new multi-year Navy contracts (CRAFT - AN/USM-708 and ITATS - AN/ARM-206).

          The AN/USM-708 is a key product for the Company as it represents a cutting edge technology product, and is currently the only IFF Mode 5 flight line test set under contract with the U.S. Military. The AN/USM-708 contract awarded the Company by the United States Navy is a $17.3 million multi-year, firm-fixed-price, indefinite-delivery/indefinite-quantity contract for the systems engineering, design and integration, fabrication, testing, and production of a Communications/Navigation (COMM/NAV) Radio Frequency
          (RF) Avionics Flightline Tester ("CRAFT") with sonobuoy simulator capabilities. The AN/USM-708 CRAFT unit combines advanced navigation, communication, Mode 5 IFF and sonobuoy test capabilities in a portable test set, which will utilize a flexible and expandable digital-signal-processing-based architecture. The engineering design is being completed, and fabrication of 15 prototype units will begin shortly. These units will undergo design validation testing in late 2007, with production scheduled to begin late in calendar year 2008. This contract currently has production options totaling 750 units, which, if exercised, would generate approximately $14 million in revenues over a several year period. The contract for the AN/USM-708 is a significant milestone for the Company, because the development of this technology, which has been funded by the Company, will establish Tel's position as a leader in the industry, and will meet the U.S. Navy's test requirements for years to come. The Company believes, given the unique nature of the design, this unit could generate sales to other military customers. The Company has already received orders for a limited number of units for a modified CRAFT test set from customers other than the U.S. Navy. The AN/USM-708 contract also includes options for testing encrypted communications, which, if exercised, could represent a major expansion in the Company's core business.

Item 1.   Description of Business
-------   -----------------------

          General (continued)
          -------------------

          The AN/ARM-206 Intermediate Level TACAN Test Set (ITATS) combines advanced digital technology with state of the art automated testing capabilities. This product will represent an important expansion to Tel's current product line, and the automated testing capabilities will represent a significant labor savings benefit to our customers. This contract has options for approximately 180 units with a total value of over $12 million; the initial work authorization was $4.4 million. Tel will be working with an engineering sub-contractor and, as a result, this program will entail a much lower level of Tel engineering effort than the AN/USM-708. This contract and the current AN/USM-708 contract, represents a solid base for the future profitable growth of the Company. The AN/ARM-206 program, which was temporarily interrupted by a GAO protest, is proceeding on schedule and the Company successfully completed its Preliminary Design Review (PDR) with the U.S. Navy in May 2007. Given the unique nature of the design, this unit could also generate significant sales to other military customers, both domestically and overseas.

          In January, 2004, the Company acquired privately held Innerspace Technology, Inc. ("ITI"). References to the Company or Tel include ITI unless the context requires otherwise (see Note 16 to the Notes to Consolidated Financial Statements - Segment Information).

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

          ITI's sales have not grown as expected and the Company is closely monitoring its performance, and is evaluating its future potential.

          Marketing and Distribution
          --------------------------

          Domestic commercial sales are made directly or through distributors. No direct commercial customer accounted for more than 10% of commercial sales in fiscal years 2007, 2006, and 2005. Domestic distributors receive a 15%-20% discount for stocking, selling, and, in some cases, providing product calibration and repairs. Tel gives a 5% to 15% discount to non-stocking distributors, and to independent sales representatives, depending on their sales volume and promotional effort. Avionics International and Aero Express, independent domestic distributors, accounted for 12%, 9%, and 10%, and 12%, 7%, and 15% of commercial sales, respectively, for the three years ended March 31, 2007, 2006, and 2005. Dallas Avionics, an independent domestic distributor, accounted for 16% of total commercial sales for the years ended March 31, 2007 and 2006, respectively. The loss of any of one these distributors would not have a material adverse effect on the Company or its operations.

Item 1.   Description of Business
-------   -----------------------

          General (continued)
          -------------------

          Marketing and Distribution (continued)
          --------------------------------------

          Marketing to the U.S. Government is made directly by employees of the Company or through independent sales representatives, who receive similar commissions to the distributors. For the years ended March 31, 2007, 2006, and 2005, sales to the U.S. Government, including shipments through the government's logistics center, represented approximately 27%, 47%, and 37%, respectively, of net avionics sales. One direct government customer (Boeing Corp.) accounted for 13% of government sales in fiscal year 2007. No direct government customers represented over 10% of government sales for fiscal years 2006 and 2005.

          International sales are made direct, through American export agents, or through the Company's overseas distributors at a discount reflecting a 20% to 22%% selling commission, under written or oral, year-to-year arrangements. The Company has an exclusive distribution agreement with Muirhead Avionics and Accessories, Ltd, based in the United Kingdom, to represent the Company in parts of Europe, and with Milspec Services in Australia and New Zealand. Muirhead accounted for approximately 4%, 17%, and 20% of commercial sales in the years ended March 31, 2007, 2006 and 2005, respectively. In addition, Muirhead sells to the government segment. For the year ended March 31, 2006, sales to Milspec represented approximately 11% of government sales. Tel also sells its products through exclusive distributors in Spain, Portugal, and the Far East and is exploring distribution in other areas. For the years ended March 31, 2007, 2006, and 2005, total international sales were 19%, 20%, and 18%, respectively, of total sales. Additionally, the Company has an agreement with M.P.G. Instruments s.r.l., based in Italy, wherein this distributor has the exclusive sales rights for DME/P ramp and bench test units. For the fiscal year ended March 31, 2007, sales to M.P.G. Instruments s.r.l represented 13% of total government sales. The Company continues to explore additional marketing opportunities in other parts of the world, including the Far East. The Company has no material assets overseas.

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

          Most ITI sales of marine products are made directly to customers. In fiscal 2007 only the U.S. Government (20%) accounted for over 10% of total sales. In fiscal year 2006, one customer, Sevenson Environmental Services represented 18% percent of total sales. No one customer accounted for 10% or more of ITI's sales for fiscal 2005. ITI's products are recognized in the market for their quality, reliability, and affordability.

Item 1.   Description of Business
-------   -----------------------

          General (continued)
          -------------------

          Backlog
          -------

          Set forth below is Tel's avionics backlog at March 31, 2007, 2006, and 2005.

                                      Commercial       Government       Total
                                      ----------       ----------       -----

                March 31, 2007       $   660,027      $ 8,863,006    $ 9,523,033
                March 31, 2006       $   100,600      $ 3,091,793    $ 3,192,393
                March 31, 2005       $   567,095      $ 5,603,658    $ 6,170,753


          ITI's backlog was $22,305, $39,065 and $65,315, respectively, at March 31, 2007, 2006, and 2005.

          Tel believes that most of its backlog at March 31, 2007 will be delivered during the next two fiscal years. The increase in the backlog from fiscal year 2006 to 2007 is due to the initial orders on the ITATS program ($4.4 million) and the order from the Royal Australian Air Force (through our distributor) for the T-47NC Test Set ($615,000). Commercial backlog increased as a result of long-term orders from the Company's distributors. Reduction in backlog from fiscal year 2005 to 2006 is primarily a result of having completed delivery of the 50 T-47NH units to the Royal Australian Air Force ($694,350), and the T-36M and T-47NH to the U.S. Army ($1,815,000).
          Commercial backlog declined from 2005 to 2006 as a result of the continuing financial difficulties in the commercial airline industry. Historically, commercial and government orders received by the Company, other than for larger programs, like the AN/APM-480 or AN/USM-708, are received and shipped within the year and, as such, are not reflected in year-end backlog.

          All of the backlog is pursuant to purchase orders and all of the government contracts are fully funded. However, government contracts are always susceptible to termination for convenience by the government.

          Suppliers
          ---------

          Tel and ITI obtain its purchased parts from a number of suppliers. These materials are standard in the industry, and the Company foresees no difficulty in obtaining purchased parts, as needed, at acceptable prices.

          Competition
          -----------

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

          The civilian market for avionic test equipment is dominated by two manufacturers, including Tel and Aeroflex. This market is relatively small and highly competitive. Tel has been successful because of its high quality, user friendly products and competitive prices.

Item 1.   Description of Business
-------   -----------------------

          General (continued)
          -------------------

          Competition (continued)
          -----------------------

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

          Patents
          -------

          Tel has no patents or licenses which are material to its business.

          Engineering, Research, and Development
          --------------------------------------

          In the fiscal years ended March 31, 2007, 2006, and 2005, Tel spent $2,580,381 $2,534,497, and $2,186,828, respectively, on the engineering, research, and development of new and improved products. None of these amounts was sponsored by customers. Tel's management believes that continued significant expenditures for engineering, research, and development are necessary to enable Tel to expand its products, sales, and profits.

          Engineering, research, and development expenditures in fiscal 2007 were directed primarily to the continued development of the new AN/USM-708 (CRAFT) next generation multi-function test set for the U.S. Navy, including the next generation of IFF testing sets, improvements to the multi-function commercial bench tester (TB-2100), and the incorporation of other product enhancements in existing designs. The Company owns all of these designs.

          Personnel
          ---------

          At July 6, 2007, Tel had 19 full-time employees in manufacturing, materials management, and quality assurance, 13 in administration and sales, and 12 in engineering, research and development, none of whom belongs to a union. The Company also utilized 2 part-time individuals in manufacturing and 2 in administration. From time to time, the Company also employs independent contractors to support its manufacturing, engineering, and sales organizations. At July 6, 2007, the Company utilized 4 outside contractors in manufacturing, 4 in sales, and 6 in engineering. We believe we have been successful in attracting skilled and experienced management and scientific personnel.

Item 1A.  Risk Factors
--------  ------------

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

          Changes in the Spending Priorities of the Federal Government
          ------------------------------------------------------------

          In fiscal year 2007, approximately 27% of the Company's revenues were related to products purchased by the U.S. Government. The Company's business depends upon continued federal government expenditures on defense, aerospace, and other programs that the Company supports. In addition, foreign military sales are affected by U.S. Government regulations. There can be no assurance that the U.S. defense and military budget will continue to grow, and/or funds be allocated to the types of products that the Company manufactures. The Company has two significant contracts with the U.S. Navy that are important to the growth of the Company. The terms of defense contracts with the U.S. Government generally permit the government to terminate such contracts, with or without cause, at any time. The Company has not experienced any such terminations in the last five years, and has no reason to believe its two new contracts will be terminated. Any unexpected termination of a significant contract with the U.S. Government can adversely affect the future financial condition and results of operations of the Company.

          Airline Industry Concerns
          -------------------------

          Several of the Company's aviation customers filed for bankruptcy protection during fiscal years 2007 and 2006. The aviation industry continues to struggle with the cost of security and higher fuel prices, and the Company's commercial sales have declined over the last three years. Additional bankruptcy filings and continued financial difficulties in the aviation industry could have a material adverse impact on the Company's operating results and financial condition. Commercial backlog has increased significantly over prior years because of long-term orders from distributors.

--------  ------------------------

          New Products
          ------------

          The successful operation of the Company depends on its ability to anticipate market needs and develop and introduce new products and product enhancements that respond to technological changes or evolving industry standards on a timely and cost-effective basis. The Company must continue to develop leading-edge products and introduce them to the market quickly in order to be successful. The Company's failure to produce technologically competitive products in a cost-effective manner and on a timely basis could harm the business, financial condition and results of operations. The Company believes the products it is making under its new contracts with the U.S. Navy are new technologies that respond to market needs.

          Financial Results
          -----------------

          As more fully discussed under Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A"), the Company is in a transitional phase between the end of its long-term AN/APM-480 contract and the commencement of deliveries under its new multi-year AN/USM-708 contract. As a result, revenues declined in 2007 and the Company sustained a loss. However, at March 31, 2007, new contracts and new orders have significantly increased the backlog over the last fiscal year, and management believes working capital is adequate to fund its plans over the next year (see Management's Discussion and Analysis). Deliveries under CRAFT and ITATS should commence in late calendar year 2008. Financial results are dependent upon delivery of its new products in a timely and compliant manner. The Company expects to meet its commitment.

Item 1B.  Unresolved Staff Comments
--------  -------------------------

          None.

Item 2.   Properties
-------   ----------

          The Company leases 19,564 square feet in Carlstadt, New Jersey as its manufacturing plant and administrative offices, pursuant to a ten-year lease expiring in February, 2011 (see Note 12 to the Notes to the Consolidated Financial Statements). The Avionics and Marine Divisions are both located in this facility, which is adequate for the Company's needs, currently and for the near future. Tel is unaware of any environmental problems in connection with its location and, because of the nature of its manufacturing activities, does not anticipate such problems.

Item 3.   Pending Legal Proceedings
-------   -------------------------

          There are no material pending legal proceedings.

Item 4.   Submission of Matters to a Vote of Security Holders
-------   ---------------------------------------------------
          No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II
-------

Item 5.   Market for Registrant's Common Stock and Related Stockholder Matters
-------   --------------------------------------------------------------------

          The Common Stock, $.10 par value, of the Registrant ("Common Stock") is traded on the American Stock Exchange and its symbol is TIK. The Company was listed on the American Stock Exchange and started trading on February 10, 2004 at an opening price of $3.00 per share. Prior to that date, the Tel shares had traded sporadically in the Over-The-Counter ("OTC") market. On July 6, 2007, the closing share price on the Amex was $3.70.

          The following table sets forth the high and low per share sale prices for our common stock for the periods indicated as reported for 2006 and 2007 by the Amex:

                     Fiscal Year               High                 Low
               ----------------------       ----------           ----------
                        2007

              First Quarter                    3.49                 1.95
              Second Quarter                   3.07                 1.86
              Third Quarter                    3.20                 2.20
              Fourth Quarter                   3.60                 2.91

                        2006

              First Quarter                    4.48                 3.22
              Second Quarter                   4.20                 3.60
              Third Quarter                    3.75                 3.29
              Fourth Quarter                   4.00                 3.25


          During fiscal year 2007, the Company issued 42,450 shares of common stock upon exercise of stock options granted pursuant to its 1998 and 2003 Employee Stock Option Plans for an aggregate $79,581 which was added to working capital. All of the shares were issued pursuant to our S-8 Registration Statement filed on August 18, 2005. See Note 14 to the Notes to the Consolidated Financial Statements and Item 11, Executive Compensation for information on the Company's Employee Stock Option Plans of 1998, 2003 and 2006.

          In 2007 and 2006 Mr. Harold K. Fletcher, CEO, converted each $50,000 note due into 20,000 shares of common stock at $2.50 per share. These shares were sold pursuant to Section 4(2) of the Securities Act of 1933, and are restricted. These conversions reduced the Company's liabilities by $50,000 each year.

          Approximate number of equity holders
          ------------------------------------
                                                             Number of Holders
                                                               of Record as of
                Title of Class                                 March 31, 2007
                -------------------------------------------------------------
                Common Stock, par value
                  $.10 per share                                     284


          Dividends
          ---------

          Registrant has not paid dividends on its Common Stock and does not expect to pay such dividends in the foreseeable future.



Item 6.       Selected Financial Data
              -----------------------


                                                       TEL-INSTRUMENT ELECTRONICS CORP.
                                                       SUMMARY OF FINANCIAL INFORMATION
                                                       --------------------------------

                                                                                   Years Ended March 31,
                                                  ----------------------------------------------------------------------------
                                                       2007            2006            2005            2004            2003
                                                       ----            ----            ----            ----            ----
Statement of Operations Data:
   Net sales                                      $  7,666,587    $ 11,196,059    $ 10,511,284    $ 10,704,029    $ 11,861,387

   Cost of sales                                     3,685,528       5,729,736       5,030,088       4,977,537       5,738,729
                                                  ------------    ------------    ------------    ------------    ------------

   Gross margin                                      3,981,059       5,466,323       5,481,196       5,726,492       6,122,658

   Operating expenses:
   Selling, general and administrative               2,698,829       3,196,773       3,183,577       2,958,179       2,803,498
   Amort. and impairment of intangibles                   --           326,851          86,196          17,958            --
   Engineering, research & development               2,580,381       2,534,497       2,186,828       2,152,515       1,601,493
                                                  ------------    ------------    ------------    ------------    ------------

                                                     5,279,210       6,058,121       5,456,601       5,128,652       4,404,991
                                                  ------------    ------------    ------------    ------------    ------------

   Income (loss) from operations                    (1,298,151)       (591,798)         24,595         597,840       1,717,667

   Interest, net                                        33,722           8,927         (10,878)         (4,047)        (10,881)
                                                  ------------    ------------    ------------    ------------    ------------


   Income (loss) before income taxes                (1,264,429)       (582,871)         13,717         593,793       1,706,786

   Income tax expense (benefit)                       (515,401)       (188,335)         42,625         230,883         702,796
                                                  ------------    ------------    ------------    ------------    ------------

   Net (loss) income                                  (749,028)       (394,536)        (28,908)   $    362,910    $  1,003,990
                                                  ============    ============    ============    ============    ============

   Basic (loss) income per common share           ($      0.33)   ($      0.18)   ($      0.01)   $       0.17    $       0.47
                                                  ============    ============    ============    ============    ============

   Diluted (loss) income per common share         ($      0.33)   ($      0.18)   ($      0.01)   $       0.16    $       0.47
                                                  ============    ============    ============    ============    ============


                                                                          Years Ended March 31,
                                                 -----------------------------------------------------------------------------

                                                     2007            2006            2005            2004            2003
                                                     ----            ----            ----            ----            ----
Balance Sheet Data:
  Working capital                                $  3,121,343    $  4,302,369    $  4,127,991    $  3,767,150    $  4,154,887

   Total assets                                     6,127,842       7,116,582       7,670,730       7,392,501       7,311,177

   Long-term debt                                      50,000         100,000         150,000            --            71,069

   Stockholders' equity                             4,554,252       5,168,066       5,327,177       5,287,693       4,907,874

                                                                                                                            10

Item 7.   Management's Discussion and Analysis of Financial Condition and
-------   ---------------------------------------------------------------
          Results of Operations
          ---------------------

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

Item 7.   Management's Discussion and Analysis of Financial Condition and
-------   ---------------------------------------------------------------
          Results of Operations
          ---------------------

          Overview 2007
          -------------

          In fiscal year 2007, revenues declined, and the Company sustained a net loss, primarily due to the lower revenues. Sales in the prior fiscal year were higher due to the shipment of the T-36M and the T-47N with the U.S. Army and shipment of the T-47N to Royal Australian Air Force, through our distributor, as well as the final shipments of the AN/APM-480 to the U.S. Navy and sales of the T-760. The delay in government contract awards contributed to this decline in revenues as well as the continued financial difficulties in the commercial airline industry and the increased competition. Over the last two years the Company won competitive awards from the U.S. Navy for two multi-year contracts for the AN/UPM-708 (CRAFT) and the AN/ARM-206 (ITATS). These contracts include multi-year deliveries, commencing late in calendar year 2008, and have an aggregate value of approximately $30 million. The products under these contracts represent cutting edge technology, and should provide Tel with a competitive advantage for years to come (see Item 1. Description of Business).

          The Company's backlog at March 31, 2007 has significantly increased to approximately $9.5 million, including $4.4 million attributed to the AN/ARM-206 (ITATS) contract. The gross profit on the $4.4 million initial portion of the ITATS contract will be significantly less than Tel's historical gross profit due to the use of an engineering subcontractor, and the competitiveness of the bidding process. Design validation for the AN/USM-708 is not expected to begin until late in 2007, with shipments to begin late in calendar year 2008. Commercial backlog also increased as a result of orders from the Company's distributors.

          A substantial part of the Company's business comes from orders that are filled in less than a year, and therefore, are not reflected in the backlog. The Company has recently hired a new Director of Business Development to pursue these opportunities as well as long-term government contracts.

          Research and development expenditures will continue to remain high in order to support the two new large contract awards previously discussed. The Company has been able to partially offset the research and development expenditures by implementing a Profit Improvement Plan, which resulted in substantial reductions in operating expenses.

          As a consequence of this temporary significant decline in revenues exceeding operating costs, operating profits, working capital, stockholders' equity, and cash have declined for the current fiscal year. However, the Company believes that it has adequate liquidity, resources and backlog to fund operating plans during this interval, and until deliveries of its new units commence.

          In December 2006, the Company received an order for 50 T-47N Test Sets from the Royal Australian Air Force (through the Company's distributor) for approximately $600,000 which was delivered in the first quarter of fiscal year 2008. The Company is also participating in several military solicitations in fiscal year 2008.

Item 7.   Management's Discussion and Analysis of Financial Condition and
-------   ---------------------------------------------------------------
          Results of Operations (continued)
          ---------------------------------

          Results of Operations 2007 Compared to 2006
          -------------------------------------------

          Sales
          -----

          Consolidated net sales decreased $3,529,472 (31.5%) to $7,666,587 for the fiscal year ended March 31, 2007 as compared to the fiscal year ended March 31, 2006

          Sales of avionics products declined $3,253,783 (31.7%) to $7,002,941 for fiscal year 2007 as compared to fiscal year 2006. Avionics commercial decreased from prior year by $429,895 (14.6%) to $2,500,142. This decrease is mostly attributed to a decline in sales of the TR-220 line of Multi-Function Test sets, partially offset by an increase in revenues from repairs and part sales. The weak financial condition of the commercial airline industry continues to limit growth in this segment in addition to increased competition.

          Avionics government sales decreased $2,823,888 (38.5%) to $4,502,799 for the year ended March 31, 2007 as compared to the year ended March 31, 2006. In the prior fiscal year, the Company had contracts for shipment of the T-36M and the T-47N with the U.S. Army and shipment of the T-47N to Royal Australian Air Force, through our distributor, as well as the final shipments of the AN/APM-480 to the U.S. Navy and sales of the T-760, which accounted for the higher sales in fiscal 2006. The delay in contract awards (discussed above) contributed to this decline in revenues.

          Marine systems sales decreased $275,689 (29.3%) to $663,646 for the year ended March 31, 2007 as compared to the year ended March 31, 2006, primarily as a result of lower sales of specialty systems to the dredging industry.

          Gross Margin
          ------------

          Gross margin decreased $1,485,264 (27.2%) to $3,981,059 for the year ended March 31, 2007 as compared to the prior fiscal year. This decrease is primarily attributed to the lower sales volume, although gross margin percent improved as a result of the change in product mix, and improved efficiency. During the current fiscal year, the Company reversed it remaining liability of approximately $151,000 relating to its upgrade liability (see Critical Accounting Policies - Revenue Recognition).

          Operating Expenses
          ------------------

          Selling, general and administrative expenses decreased $497,944 (15.6%) to $2,698,829 for the year ended March 31, 2007 as compared to the year ended March 31, 2006, resulting primarily from lower commission ($209K), and professional and consulting expenses ($105K) in the avionics division, and a decrease in marketing and sales expenses for the marine systems division ($256K).

          Engineering, research and development expenses increased $45,884 (1.8%) to $2,580,381 for fiscal year 2007 as compared to the prior fiscal year. Research and development efforts were mostly related to the CRAFT program.

Item 7.   Management's Discussion and Analysis of Financial Condition and
-------   ----------------------------------------------------------------
          Results of Operations (continued)
          ---------------------------------

          Results of Operations 2007 Compared to 2006 (continued)
          -------------------------------------------------------

          Income Taxes
          ------------

          An income tax benefit in the amount of $515,401 was recorded for the year ended March 31, 2007 as a result of the loss before taxes as compared to an income tax benefit of $188,335 for the year ended March 31, 2006. These amounts represent the effective federal and state tax rate of approximately 40% on the Company's net loss before taxes

          Net Loss
          --------

          As a result of the above, the Company incurred a net loss of $749,028 for the year ended March 31, 2007 as compared to a net loss of $394,536 for the year ended March 31, 2006.

          Results of Operations 2006 Compared to 2005
          -------------------------------------------

          Sales
          -----

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

          Gross Margin
          ------------

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

Item 7.   Management's Discussion and Analysis of Financial Condition and
-------   ---------------------------------------------------------------
          Results of Operations (continued)
          ---------------------------------

          Results of Operations 2006 Compared to 2005 (continued)
          -------------------------------------------------------

          Operating Expenses
          ------------------

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

          Amortization and Impairment of Intangibles
          ------------------------------------------

          In March 2006, the Company recognized an impairment loss and charged to operations (included in amortization expense) the remaining unamortized value of its acquired intangible assets in the amount of $240,655 relating to its marine systems division.

          Income Taxes
          ------------

          For the year ended March 31, 2006, the Company had a tax benefit of $188,335 as a result of the loss for the year. The Company had a provision for income taxes of $42,625 in fiscal year 2005.

          Net Loss
          --------

          As a result of the above, the Company incurred a net loss of $394,536 for the year ended March 31, 2006 as compared to a net loss of $28,908 for the year ended March 31, 2005.

          Liquidity and Capital Resources
          -------------------------------

          At March 31, 2007, the Company had working capital of $3,121,343 as compared to $4,302,369 at March 31, 2006. For the year ended March 31, 20007, the Company used $1,454,692 in operating activities as compared to providing $1,213,105 from operations in the prior year. This decrease in cash from operations is primarily attributed to the operating loss and the increase in inventories. The cash balance at March 31, 2007 was $655,836.

          For the year ended March 31, 2007, the Company used $124,594 in investing activities as compared to using $208,895 in fiscal year 2006. The decrease is attributed to lower purchases of capital equipment. Cash provided by financing activities was $300,581 in fiscal year 2007 as compared to $103,372 in fiscal year 2006. This increase is primarily attributed to the proceeds of $250,000 from the loan on a keyman life insurance policy on the Company's CEO on which the Company is beneficiary. The insurance policy has a face value of $599,000. The Company borrowed from the insurance policy due to the lower interest rate. Repayment terms are at the discretion of the Company. This was offset partially by lower proceeds from the exercise of employee stock options.

Item 7.   Management's Discussion and Analysis of Financial Condition and
-------   ---------------------------------------------------------------
          Results of Operations (continued)
          ---------------------------------

          Liquidity and Capital Resources (continued)
          -------------------------------------------

          The Company has a line of credit in the amount of $1,750,000 from a bank, that bears an interest rate of 0.5% above the lender's prevailing base rate, which is payable monthly on any outstanding balance. The Company does not pay fees to maintain this open line. At March 31, 2007, the Company had no outstanding balance. In April 2007, the Company borrowed $250,000. The line of credit is collateralized by substantially all of the assets of the Company. As of March 31, 2007, the Company was in compliance with all financial covenants required by the credit agreement. The line of credit expires at September 30, 2007, and the Company anticipates, although no assurance can be given, that it will be renewed as it has been in each of the last four years.

          Based upon the backlog, which was approximately $9,500,000 at March 31, 2007, its existing credit line, and cash balance, the Company believes it has sufficient working capital to fund its operating plans at least for the next twelve months. Currently, the Company has no material capital expenditure requirements. The Company maintains its cash balances primarily in a money market account for use in operations. There was no significant impact on the Company's operations, as a result of inflation for the year ended March 31, 2007.

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

Item 7.   Management's Discussion and Analysis of Financial Condition and
-------   ---------------------------------------------------------------
          Results of Operations (continued)
          ---------------------------------

          Critical Accounting Policies (continued)
          ----------------------------------------

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

          Off Balance Sheet Items
          -----------------------

          The Company is not party to any off-balance sheet items that have not already been appropriately disclosed in these financial statements.



Item 7.   Management's Discussion and Analysis of Financial Condition and
-------   ---------------------------------------------------------------
          Results of Operations
          ---------------------

          Contractual Obligations and Commitments

          At March 31, 2007, the Company's contractual obligations and commitments to make future payments are as follows:

                                                                               Payment Due by Period

                                                                                                                      More than 5
                                                      Total      Less than 1 year      1-3 Years         3-5 Years      years
          Long-Term Debt Obligations                100,000                50,000        50,000           -                 -
          Operating Leases                          603,828               162,396       441,432           -                 -
          Purchase Commitments (1)                  852,979               850,319         2,660           -                 -
          Interest on long-term obligations           6,750                 4,500         2,250           -                 -

          Total Contractual Obligations          $1,563,557           $ 1,067,215     $ 496,342      $    -            $    -


          (1) Purchase commitments consist primarily of obligations to purchase certain raw materials to be utilized in the ordinary course of business. See Notes 11, and 12 to the Financial Statements.


          Borrowings
          ----------

          See Note 7 to Notes to Consolidated Financial Statements.

          In April the Company borrowed $250,000 against its line of credit with the bank.



Item 7A.  Qualitative and Quantitative Disclosures About Market Risk
--------  ----------------------------------------------------------

          The Company, at this time, is generally not exposed to financial market risks, including changes in interest rates, foreign currency exchange rates, and marketable equity security prices.

                                                                          18

Item 8.   Financial Statements and Supplementary Data
-------   -------------------------------------------                     Pages
                                                                          -----

          (1) Financial Statements:

              Report of Independent Registered Public Accounting Firm       20

              Consolidated Balance Sheets - March 31, 2007 and 2006         21

              Consolidated Statements of Operations - Years Ended           22
                  March 31, 2007, 2006 and 2005

              Consolidated Statements of Changes in Stockholders'           23
                  Equity - Years Ended March 31,
                  2007, 2006 and 2005

              Consolidated Statements of Cash Flows - Years Ended           24
                   March 31, 2007, 2006 and 2005

              Notes to Consolidated Financial Statements                 25 - 44

               (2)    Financial Statement Schedule:
                        II - Valuation and Qualifying Accounts              45

Report of Independent Registered Public Accounting Firm
-------------------------------------------------------


          The Board of Directors and Stockholders of
          Tel-Instrument Electronics Corp
          Carlstadt, New Jersey




          We have audited the accompanying consolidated balance sheets of Tel-Instrument Electronics Corp and subsidiary (the "Company") as of March 31, 2007 and 2006 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended March 31, 2007. We have also audited the schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tel-Instrument Electronics Corp and subsidiary as of March 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

          Also, in our opinion, the financial statement schedule presents fairly, in all material respects, the information set forth therein.





          /s/  BDO Seidman, LLP
          -----------------------------
               BDO Seidman, LLP
               Woodbridge, New Jersey

         July 13, 2007



   TEL-INSTRUMENT ELECTRONICS CORP

   Consolidated Balance Sheets



ASSETS                                                                   March 31, 2007     March 31, 2006
Current assets:                                                          --------------     --------------
        Cash and cash equivalents                                         $   655,836        $ 1,934,541
        Accounts receivable, net of allowance for doubtful accounts
             of $34,544 and $40,994                                           982,214          1,049,578
        Inventories, net                                                    2,460,642          2,102,280
        Taxes receivable                                                       28,776             82,488
        Prepaid expenses and other                                             98,053            138,041
        Deferred income tax benefit                                           395,756            720,082
                                                                          -----------        -----------
             Total current assets                                           4,621,277          6,027,010

Equipment and leasehold improvements, net                                     625,247            775,065
Deferred income tax benefit - non-current                                     800,000               --
Other assets                                                                   81,318            314,507
                                                                          -----------        -----------
Total assets                                                              $ 6,127,842        $ 7,116,582
                                                                          ===========        ===========

LIABILITIES AND STOCKHOLDERS'  EQUITY

Current liabilities:
      Convertible note payable - related party                            $    50,000        $    50,000
      Notes payable - other                                                      --               29,000
      Accounts payable                                                        372,106            288,525
      Deferred revenues                                                       115,409             59,202
      Accrued expenses - payroll, vacation pay and payroll withholdings       353,727            391,062
      Accrued expenses - related parties                                       74,999             58,059
      Accrued expenses - other                                                533,693            848,793
             Total current liabilities                                      1,499,934          1,724,641

Deferred revenues                                                              23,656             80,875
Deferred taxes                                                                   --               43,000
Convertible note payable - related party                                       50,000            100,000
                                                                          -----------        -----------
         Total liabilities                                                  1,573,590          1,948,516
                                                                          -----------        -----------

Commitments                                                                      --                 --

Stockholders' equity
Common stock, par value $.10 per share, 2,341,861 and 2,279,411
      issued and outstanding                                                  234,186            227,941
Additional paid-in capital                                                  4,380,149          4,251,180
(Accumulated deficit) retained earnings                                       (60,083)           688,945
                                                                          -----------        -----------

             Total stockholders' equity                                     4,554,252          5,168,066
                                                                          -----------        -----------

Total liabilities and stockholders' equity                                $ 6,127,842        $ 7,116,582
                                                                          ===========        ===========


                 The accompanying notes are an integral part of the financial statements

                                                                                                 21



TEL-INSTRUMENT ELECTRONICS CORP
Consolidated Statements of Operations



                                                                For the years ended March 31,
                                                                -----------------------------
                                                             2007            2006           2005
                                                             ----            ----           ----

Net sales                                               $  7,666,587    $ 11,196,059    $ 10,511,284

Cost of sales                                              3,685,528       5,729,736       5,030,088
                                                        ------------    ------------    ------------

              Gross margin                                 3,981,059       5,466,323       5,481,196

Operating expenses:
  Selling, general and administrative                      2,698,829       3,196,773       3,183,577
  Amortization and impairment of intangibles                    --           326,851          86,196
  Engineering, research and development                    2,580,381       2,534,497       2,186,828
                                                        ------------    ------------    ------------

              Total operating expenses                     5,279,210       6,058,121       5,456,601
                                                        ------------    ------------    ------------

                        Income (loss) from operations     (1,298,151)       (591,798)         24,595

Other income/(expense):
              Interest income                                 42,692          23,386          11,851
              Interest expense                                (2,220)         (2,684)        (10,954)
              Interest  expense -  related parties            (6,750)        (11,775)        (11,775)


Income (loss) before income taxes                         (1,264,429)       (582,871)         13,717

Income tax (benefit) expense                                (515,401)       (188,335)         42,625
                                                        ------------    ------------    ------------

   Net loss                                             $   (749,028)   $   (394,536)   $    (28,908)
                                                        ============    ============    ============

Basic and diluted loss per common share                 $      (0.33)   $      (0.18)   $      (0.01)
                                                        ============    ============    ============

Weighted average number of shares outstanding
          Basic and diluted                                2,303,858       2,204,476       2,157,729
                                                        ============    ============    ============


The accompanying notes are an integral part of the financial statements.

                                                                                               22



     TEL-INSTRUMENT ELECTRONICS CORP
     Consolidated Statements of Changes in Stockholders' Equity



                                                            Common Stock                             (Accumulated
                                                  Number of Shares                      Additional      Deficit)
                                              -------------------------                   Paid-In       Retained
                                               Authorized     Issued        Amount        Capital       Earnings        Total
                                              -----------   -----------   -----------   -----------   -----------    -----------
 Balances  at April 1, 2004                     4,000,000     2,144,181   $   214,418   $ 3,960,886   $ 1,112,389    $ 5,287,693

 Net loss                                            --            --            --            --         (28,908)       (28,908)
 Issuance of common stock in connection

  with the exercise of stock options                 --          43,680         4,368        64,024          --           68,392
                                              -----------   -----------   -----------   -----------   -----------    -----------

 Balances  at March 31, 2005                    4,000,000     2,187,861       218,786     4,024,910     1,083,481      5,327,177

Net loss                                             --            --            --            --        (394,536)      (394,536)
Non-cash stock-based compensation                    --            --            --          43,230          --           43,230
Conversion of notes payable to common stock                      25,000         2,500        55,000          --           57,500
Issuance of common stock in connection
   with the exercise of stock options                --          66,550         6,655       128,040          --          134,695
                                              -----------   -----------   -----------   -----------   -----------    -----------

Balances  at March 31, 2006                     4,000,000     2,279,411       227,941     4,251,180       688,945      5,168,066

Net loss                                             --            --            --            --        (749,028)      (749,028)
Non-cash stock-based compensation                    --            --            --           5,633          --            5,633
Conversion of notes payable to common stock          --          20,000         2,000        48,000          --           50,000
Issuance of common stock in connection
  with the exercise of stock options                 --          42,450         4,245        75,336          --           79,581
                                              -----------   -----------   -----------   -----------   -----------    -----------

Balances at March 31, 2007                      4,000,000     2,341,861   $   234,186   $ 4,380,149   $   (60,083)   $ 4,554,252
                                              ===========   ===========   ===========   ===========   ===========    ===========


The accompanying notes are an integral part of the financial statements.

                                                                                                                         23



TEL-INSTRUMENT ELECTRONICS CORP
Consolidated Statements of Cash Flows
                                                                               For the years ended March 31,
                                                                               -----------------------------
                                                                            2007           2006           2005
                                                                            ----           ----           ----
Cash flows from operating activities:
    Net loss                                                            $  (749,028)   $  (394,536)   $   (28,908)
    Adjustments to reconcile net income (loss) to net cash
       (used in) provided by operating activities:
          Deferred income taxes                                            (518,713)      (136,522)       (34,748)
          Depreciation                                                      258,609        267,022        285,500
          Amortization and impairment of intangibles                           --          326,851         86,196
          Provision for inventory obsolescence                              158,370        122,685         29,742
          Non-cash stock-based compensation                                   5,633         43,230           --

          Changes in assets and liabilities:
          Decrease (increase) in accounts receivable                         67,364        560,941       (343,614)
          Decrease (increase) in inventories                               (516,732)       701,046       (753,710)
              Decrease in taxes receivable                                   53,712         43,186         65,795
          Decrease (increase) in prepaid expenses and other                  38,980        (14,584)       (22,907)
         (Decrease) increase in accounts payable                             83,620       (192,621)       134,977
         (Decrease) increase in deferred revenues                            (1,012)       (29,789)       125,203
             (Decrease) increase in accrued expenses                       (335,495)       (83,804)        85,012
                                                                        -----------    -----------    -----------

                  Net cash provided by (used in) operating activities    (1,454,692)     1,213,105       (371,462)
                                                                        -----------    -----------    -----------


Cash flows from investing activities:
   Acquisition of equipment and leasehold improvements                     (108,791)      (198,012)      (261,689)
   Increase in cash surrender value of life insurance                       (15,803)       (10,883)       (16,665)
                                                                        -----------    -----------    -----------

            Net cash used in investing activities                          (124,594)      (208,895)      (278,354)
                                                                        -----------    -----------    -----------

Cash flows from financing activities:
   Proceeds from exercise of stock options                                   79,581        134,695         68,392
   Repayment of convertible notes payable - related party                      --             --          (50,000)
   Repayment of note payable                                                (29,000)       (29,000)       (29,000)
   Proceeds from loan on life insurance policy                              250,000           --             --
   Payment of capitalized lease obligations                                    --           (2,323)       (22,445)
                                                                        -----------    -----------    -----------

            Net cash provided by (used in) financing activities             300,581        103,372        (33,053)
                                                                        -----------    -----------    -----------

Net increase (decrease) in cash and cash equivalents                     (1,278,705)     1,107,582       (682,869)

Cash and cash equivalents,  beginning of year                             1,934,541        826,959      1,509,828
                                                                        -----------    -----------    -----------

Cash and cash equivalents,  end of year                                 $   655,836    $ 1,934,541    $   826,959
                                                                        ===========    ===========    ===========

Supplemental information:
   Taxes paid                                                           $    21,882    $    23,388    $      --
                                                                        ===========    ===========    ===========

   Interest paid                                                        $     5,695    $    20,517    $    98,314
                                                                        ===========    ===========    ===========

   Notes converted into common stock                                    $    50,000    $    57,500    $      --
                                                                        ===========    ===========    ===========


The accompanying notes are an integral part of the financial statements.

                                                                                                          24

TEL-INSTRUMENT ELECTRONICS CORP

Notes To Consolidated Financial Statements

1.   Business, Organization, and Liquidity

     Business and Organization

     Tel-Instrument Electronics Corp ("Tel" or the "Company") has been in business since 1947. The Company is a leading designer and manufacturer of avionics test and measurement instruments for the global, commercial air transport, general aviation, and government/military defense markets. Tel provides instruments to test, measure, calibrate, and repair a wide range of airborne navigation and communication equipment. The Company sells its equipment to both domestic and international markets.

     In January, 2004, the Company acquired Innerspace Technology, Inc. ("ITI"). ITI has been in the marine instrumentation systems business for over 30 years designing, manufacturing and distributing a variety of shipboard and underwater instruments to support hydrographers, oceanographers, researchers, engineers, geophysicists, and surveyors worldwide.

2.   Summary of Significant Accounting Policies

     Principles of Consolidation:

     The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, and include the Company and its wholly-owned subsidiary. All significant inter-company accounts and transactions have been eliminated.

     Revenue Recognition:

     Revenues are recognized at the time of shipment to, or acceptance by customer, provided title and risk of loss is transferred to the customer. Provisions, when appropriate, are made where the right to return exists. Revenues under service contracts, which consist of repairs and calibrations of the Company's products (approximately 9% of revenues), are recognized when the services are performed.

     Shipping and handling costs charged to customers are not material. The revenues and related shipping and handling costs are included in selling, general and administrative expenses.

     Payments received prior to the delivery of units or services performed are recorded as deferred revenues.

     Since 2001, the Company had a contract with the U.S. Navy for the delivery of test equipment (AN/APM-480), which ended in fiscal year 2006. The AN/APM-480 is a catalog product, which the Company also sells to civilian and other government customers. While the Company sells this product to the U.S. Navy, the proprietary rights to the technology are retained by the Company. Since the AN/APM-480 was a significant product, and the Company's premier IFF (Identification, Friend or Foe) test set, the Company continued to improve the product to meet the needs of its other customers, to

TEL-INSTRUMENT ELECTRONICS CORP

Notes To Consolidated Financial Statements

2.   Summary of Significant Accounting Policies

     Revenue Recognition (continued):

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

     Beginning in fiscal year 2002, the Company began to accrue the cost of these enhancements as the units were shipped in order to properly match the revenues with the expenses. The Company considers this accrual similar to a warranty expense, and recorded the liability and the expense to cost of sales. The enhancements made to the product, the Company believes, are relatively insignificant. The Company has shipped and has been paid for all units (approximately $18,200,000 in revenues) through the fiscal year ended March 31, 2007, and the cost of these enhancements was approximately 3% of the revenues. The customer continues to use the original product in the field, because the enhancements are not essential to the unit to perform the major functions of the delivered products. The Company continued to ship the units in accordance with the original contract, and was paid, subsequent to the time the Company agreed to perform the enhancements. Revenue was recognized because the Company substantially completed and fulfilled the terms specified in the original contract, the Navy took delivery and the Armed Forces are using the product in the field. In the case of these enhancements, there was no obligation to perform any enhancements at the time the original contract was signed in 2000, and when the first shipments were made in the Company's fiscal year ended March 31, 2001.

     The costs, estimated to be approximately $480 per unit are for labor and material, based upon the Company's experience manufacturing the product, and standard costing information. The Company charged the costs of performing the enhancement to the accrued liability as the units are shipped. Effective December 31, 2006, the Company's obligation to complete the enhancements on the remaining units (approximately 200) was satisfied. In the future, the cost of any upgrades will be invoiced to the customer. As such, the Company reversed its remaining liability of $151,019 for the upgrade during the third quarter of fiscal year 2007 to cost of sales.

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

     Concentrations of Credit Risk:

     Cash held in banks: The Company maintains its cash balances in U.S. Financial Institutions, and amounts at times exceed the Federal Deposit Insurance Company limits.

     Accounts Receivable: The Company's avionics customer base is primarily comprised of airlines, distributors, and the U.S. Government. The Company's marine systems customer base consists primarily of engineering and surveying companies, distributors and federal and state agencies. As of March 31, 2007, the Company believes it has no significant risk related to its concentration within its accounts receivable. (See Note 13 to Consolidated Financial Statements).

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

TEL-INSTRUMENT ELECTRONICS CORP

2.   Summary of Significant Accounting Policies (continued)

     Engineering, Research and Development Costs:

     Engineering, research and development costs are expensed as incurred.


     Advertising Expenses:

     Advertising expenses consist primarily of costs for direct advertising. The Company expenses all advertising costs as incurred, and classifies these costs under selling, general and administrative expenses, which amounted to $30,741, $57,526 and $125,696 for the years ended March 31, 2007, 2006, and
     2005, respectively.

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



TEL-INSTRUMENT ELECTRONICS CORP

Notes To Consolidated Financial Statements (Continued)

2.   Summary of Significant Accounting Policies (continued)

     Stock-based Compensation:

     Effective April 1, 2006, the Company adopted Statement of Financial
     Accounting Standards No. 123R, "Share-Based Payment" ("SFAS 123R"), utilizing the modified prospective method. SFAS 123R requires the measurement of stock-based compensation based on the fair value of the award on the date of grant. Under the modified prospective method, the provisions of SFAS 123R apply to all unvested awards at the date of adoption and granted after the date of adoption. The Company recognizes compensation cost on awards on a straight-line basis over the vesting period, typically four years. Prior to the adoption of SFAS 123R, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25,
     "Accounting for Stock Issued to Employees," and related interpretations.
     The Company estimates the fair value of each option using the Black-Scholes option-pricing model. As a result of adopting SFAS 123(R) on April 1, 2006, the loss before income taxes for fiscal year 2007 was charged with $5,633.

     Had the Company prior to April 1, 2006 determined compensation cost based on the fair market value at the grant date for its stock options under SFAS
     No. 123R, the pro forma amounts indicated below would have been included in the financial statements based upon the applicable value for the vested options for each year.
                                                           Fiscal         Fiscal
                                                            Year           Year
                                                            2006           2005
                                                            ----           ----
     Net  loss  - as reported                            $(394,536)      $ (28,908)
     Stock-based compensation expense
        included in reported net loss, net of taxes         25,960             --
     Fair value of stock options, net of taxes             (73,397)        (63,170)
                                                         ---------       ---------
     Net loss - pro forma                                $(441,973)      $ (92,078)
                                                         =========       =========

     Basic loss per share - as reported                  $  (0.18)       $   (0.01)
     Basic loss per share - pro forma                       (0.20)           (0.04)

     Diluted loss per share - as reported                   (0.18)           (0.01)
     Diluted loss per share - pro forma                     (0.20)           (0.04)

                                                                            29

TEL-INSTRUMENT ELECTRONICS CORP

2.   Summary of Significant Accounting Policies (continued)

     Long-Lived Assets:

     The Company follows SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The standard provides accounting and reporting requirements for the impairment of all long-lived assets.

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

     Warranty/Enhancement Reserves:

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

TEL-INSTRUMENT ELECTRONICS CORP

2.   Summary of Significant Accounting Policies (continued)

     Risks and Uncertainties:

     The Company's operations are subject to a number of risks, including but not limited to changes in the general economy, demand for the Company's products, the success of its customers, research and development results, reliance on the government markets and the renewal of its line of credit. The Company has major contracts with the U.S. Government, which like all government contracts, are subject to termination.

     New Accounting Pronouncements:

     In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (FIN 48), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." FIN 48 establishes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 is not expected to have a material effect on the Company's financial position, results of operations or cash flows.

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

     In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Liabilities, including an amendment of FASB Statement No. 115" ("SFAS No. 159"). SFAS No. 159 permits entities to choose, at specified election dates, to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses shall be reported on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157 "Fair Value Measurements" ("SFAS No. 157"). The Company is currently assessing the impact that SFAS No. 159 will have on its future financial statements.

TEL-INSTRUMENT ELECTRONICS CORP

3.   Accounts Receivable

     The following table sets forth the components of accounts receivable:

                                                             March 31,
                                                             ---------
                                                      2007              2006
                                                      ----              ----

        Government                                $   678,688       $   548,083
        Commercial                                    338,070           542,489
        Less: Allowance for doubtful accounts         (34,544)          (40,994)
                                                  -----------       -----------
                                                  $   982,214       $ 1,049,578
                                                  -----------       -----------

4.   Inventories

     Inventories consist of:

                                                             March 31,
                                                             ---------
                                                      2007             2006
                                                      ----             ----

       Purchased parts                            $ 1,414,558       $ 1,409,502
       Work-in-process                              1,171,998           723,782
       Finished  goods                                220,896           212,100
       Less: Allowance for obsolete inventory        (346,810)         (243,104)
                                                  -----------       -----------

                                                  $ 2,460,642       $ 2,102,280
                                                  ===========       ===========

       Work-in-process inventory includes $387,269 and $482,507 for government contracts at March 31, 2007 and 2006, respectively.



TEL-INSTRUMENT ELECTRONICS CORP

Notes To Consolidated Financial Statements (Continued)




5.   Equipment and Leasehold Improvements

     Equipment and leasehold improvements consist of the following:

                                                                          March 31,
                                                                          ---------
                                                                 2007                2006
                                                                 ----                ----
        Leasehold Improvements                              $     513,826       $     495,826
        Machinery and equipment                                 1,381,758           1,325,456
        Automobiles                                                16,514              16,514
        Sales equipment                                           529,519             489,871
        Rental assets                                             161,153             168,029
        Assets under capitalized leases                           367,623             367,623
        Less: Accumulated depreciation & amortization          (2,345,146)         (2,088,254)
                                                            -------------       -------------

                                                            $     625,247       $     775,065
                                                            =============       =============

6.   Accrued Expenses

     Accrued payroll, vacation pay and payroll withholdings consist of the following:

                                                                          March 31,
                                                                          ---------
                                                                 2007                2006
                                                                 ----                ----

       Accrued vacation pay                                 $     233,010       $     231,054
       Accrued payroll and payroll withholdings                   120,717             160,008
                                                            -------------       -------------

                                                            $     353,727       $     391,062
                                                            =============       =============

     Accrued payroll, vacation pay and payroll withholdings includes $81,780 and $66,885 at March 31, 2007 and 2006, respectively, which is due to officers.

                                                                                        33



TEL-INSTRUMENT ELECTRONICS CORP

Notes To Consolidated Financial Statements (Continued)

6.   Accrued Expenses (continued)

     Accrued expenses - other consist of the following:

                                                                     March 31,
                                                                     ---------
                                                               2007           2006
                                                               ----           ----

            Accrued consulting                             $  194,050     $  132,332
            Accrued commissions                                19,400        124,629
            Accrued audit and tax preparation fees             76,000         71,000
            Enhancement liability                                   -        350,581
            Accrued - other                                   244,243        170,251
                                                           ----------     ----------

                                                           $  533,693     $  848,793
                                                           ==========     ==========

     The reconciliation of the changes to the enhancement liability
     (see Note 2, Revenue Recognition) is as follows:

         Balance at March 31, 2004                              505,364
         Fiscal 2005 accrual                                     29,825
         Fiscal 2005 usage                                      (22,233)
                                                           ------------

         Balance at March 31, 2005                              512,956
         Fiscal 2006 accrual                                      6,218
         Fiscal 2006 usage                                     (168,593)
                                                           ------------

         Balance at March 31, 2006                              350,581

         Fiscal 2007 accrual reversal (see Note 2)             (151,019)
         Fiscal 2007 usage                                     (199,562)
                                                           ------------

         Balance at March 31, 2007                         $        -0-
                                                           ============


     Accrued expenses - related parties consists of the following:

                                                                    March 31,
                                                                    ---------
                                                               2007          2006
                                                               ----          ----
         Interest and professional fees to
           non-employee officer stockholder                $     26,276   $     23,518

         Interest and other expenses due to
           Company's Chairman/President                          48,723         34,541
                                                           ------------   ------------

                                                           $     74,999   $     58,059
                                                           ============   ============

                                                                              34

TEL-INSTRUMENT ELECTRONICS CORP

7.   Line of Credit

     The Company has a line of credit in the amount of $1,750,000 from Bank of America. Interest on any outstanding balances is payable monthly at an annual interest rate of one-half of one percent (0.5%) above the lender's prevailing base rate. The Company's interest rate was 8.75% and 8.25% at March 31, 2007 and 2006 respectively, and the Company has paid no interest. The Company pays no fee to maintain the line of credit. The line is collateralized by substantially all of the assets of the Company. The credit facility requires the Company to maintain certain financial covenants. As of March 31, 2007 and March 31, 2006, the Company was in compliance with all financial covenants and had no outstanding borrowings, and made no borrowings during fiscal years 2007, 2006, and 2005. The line of credit currently expires at September 30, 2007. The Company has renewed its line of credit with the bank annually since 2002.

     In April 2007, the Company borrowed $250,000.

8.   Capitalized Lease Obligations

     The Company entered into lease agreements for equipment that meet the requirements for capitalization. The net book value of equipment acquired under capitalized lease obligations amounted to $-0- and $12,582, respectively, at March 31, 2007 and 2006. As of March 31, 2007 and 2006, accumulated amortization under capital leases were $367,623 and $355,041, respectively. As of March 31, 2007 all capital lease obligations have been paid.

9.   Intangible Assets

     Intangible assets consist of intellectual property, customer lists, and non-compete agreements acquired and are carried at cost less accumulated amortization. Amortization is computed using the straight-line method over the estimated useful life of the respective assets, five years. The Company follows Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142") and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 142 and SFAS 144 provide guidance on the financial accounting and reporting of intangible assets. The Company reviews intangibles for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Factors which are considered important that could trigger an impairment include, but are not limited to, underperformance relative to projected future operating results, competition, and negative industry or economic trends. In March 2006, the Company recognized an impairment loss and charged to operations (included in amortization expense) the remaining unamortized value of its acquired intangible assets in the amount of $240,655 relating to its marine systems division. The impairment was caused by the underperformance of this operating subsidiary and its negative cash flows.

     The intangible assets were fully amortized at March 31, 2007 and 2006.



               TEL-INSTRUMENT ELECTRONICS CORP

Notes To Consolidated Financial Statements (Continued)

10.  Income Taxes

     Income tax (benefit) expense:

                                                              March 31,           March 31,        March 31,
                                                              ---------           ---------        ---------
                                                                2007                2006             2005
                                                                ----                ----             ----
     Current:
                Federal                                     $       --          $    (60,971)    $     24,165
                State and local                                    3,312              18,754           53,208
                                                            ------------        ------------     ------------

                Total current tax provision (benefit)              3,312             (42,217)          77,373
                                                            ------------        ------------     ------------
     Deferred:
                Federal                                         (397,398)           (124,597)         (30,048)
                State and local                                 (121,315)            (21,521)          (4,700)
                                                            ------------        ------------     ------------

                Total deferred tax benefit                      (518,713)           (146,118)         (34,748)
                                                            ------------        ------------     ------------

           Total (benefit) expense                          $   (515,401)       $   (188,335)    $     42,625
                                                            ============        ============     ============

     The components of the Company's deferred taxes at March 31, 2007 and 2006 are as follows:

                                                                March 31,         March 31,
                                                                ---------         ---------
                                                                 2007              2006
                                                                 ----              ----
     Deferred tax assets:
        Net operating loss carryforwards & credits          $    822,000           171,000
        Allowance for doubtful accounts                           14,000            16,000
        Reserve for inventory obsolescence                       139,000            98,000
        Inventory capitalization                                  78,000            66,000
        Deferred payroll and accrued interest                     50,000            70,000
        Vacation accrual                                          93,000            92,000
        Warranty/Enhancement reserve                               8,000           154,000
        Deferred revenues                                         44,000            55,000
        Non-compete agreement                                     27,000            30,000
        Depreciation                                                --             (10,000)
                                                            ------------      ------------

        Deferred tax asset                                     1,275,000           742,000
        Less valuation allowance                                  79,000            65,000
                                                            ------------      ------------

        Deferred tax asset, net                             $  1,196,000           677,000
                                                            ============      ============

     The recognized deferred tax asset is based upon the expected utilization of its benefit from the reversal of tax asset temporary differences. The
     Company has net operating loss ("NOL") carryforwards of approximately
     $1,953,000 at March 31, 2007. These carryforward losses are available to offset future taxable income, and begin to expire in the year 2024. A valuation allowance has been recorded against certain state net operating loss carryforwards, since management does not believe that the realization of these NOL's is more likely than not.

                                                                                   36



TEL-INSTRUMENT ELECTRONICS CORP

Notes To Consolidated Financial Statements (Continued)

10.  Income Taxes (Continued)

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

     A reconciliation of the income tax provision (benefit) at the statutory
     Federal tax rate of 34% to the income tax expense recognized in the financial statements is as follows:

                                                                            March 31,      March 31,     March 31,
                                                                            ---------      ---------     ---------
                                                                              2007           2006           2005
                                                                              ----           ----           ----
     Income tax provision (benefit)- statutory rate                       $  (429,906)   $  (198,074)   $     4,664
     Income tax expenses - state and local, net of federal benefit            (75,107)        (3,380)        32,015
     Change in valuation allowance                                            (14,000)          --             --
     Non-deductible expenses                                                   10,591         15,047         12,452
     Other                                                                     (6,979)        (1,928)        (6,506)
                                                                          -----------    -----------    -----------

     Income tax provision (benefit)                                       $  (515,401)   $  (188,335)   $    42,625
                                                                          ===========    ===========    ===========

11.  Related Party Transactions

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

                                                                          37

TEL-INSTRUMENT ELECTRONICS CORP

11.  Related Party Transactions (Continued)

     In May 2004, the Company and its Chairman/President renegotiated the terms of the Notes payable-related party. The Notes now become due in consecutive years beginning March 31, 2005. The interest rate remains at 4.5%. On March 31, 2007 and 2006, respectively, each of the $50,000 notes due were converted into common stock. Each $50,000 note due was converted into 20,000 shares of the Company's common stock at $2.50 per share. The total principal amount outstanding was $100,000 and $150,000 at March 31, 2007 and 2006, respectively.

     The Company has obtained legal services from a non-employee officer/stockholder with the related fees amounting to $93,179, $111,858, and $149,259 for the years ended March 31, 2007, 2006, and 2005, respectively. The Company obtained management and marketing services from a director/stockholder with the related fees amounting to $68,973, $81,700, and $97,400 for the years ended March 31, 2007, 2006, and 2005, respectively.

12.  Commitments

     The Company leases manufacturing and office space under an operating lease agreement expiring in February 2011. Under terms of the lease, the Company pays all real estate taxes and utility costs for the premises.

     In addition, the Company has agreements to lease equipment for use in the operations of the business under operating leases.

     The following is a schedule of approximate future minimum rental payments for operating leases subsequent to the year ended March 31, 2007.

                   Years Ended March 31,
                   ---------------------

                          2008            $   162,000
                          2009                147,000
                          2010                152,000
                          2011                143,000
                                          -----------
                                          $   604,000
                                          ===========



     Total rent expense, including real estate taxes, was approximately $227,000, $236,000, and $237,000 for the years ended March 31, 2007, 2006 and 2005, respectively.

TEL-INSTRUMENT ELECTRONICS CORP

13.  Significant Customer Concentrations

     For the years ended March 31, 2007, 2006, and 2005, sales to the U.S. Government represented approximately 27%, 47%, and 34%, respectively of net avionics sales. No other individual customer represented over 10% of avionics sales for these years. One domestic distributor (Avionics International) accounted for 12%, 9%, and 10% of commercial avionics sales for the years ended March 31, 2007, 2006, and 2005, respectively. Additionally, another domestic distributor (Aero Express) accounted for 12%, 7% and 15% of commercial avionics sales for the years ended March 31, 2007, 2006, and 2005, respectively. Another international distributor accounted for 4%, 17%, and 20% of commercial avionics sales for the years three ended March 31, 2007, 2006 and 2005, respectively. One direct government customer (Boeing Corp.) accounted for 13% of government sales in fiscal year 2007. No direct government customers represented over 10% of government sales for fiscal years 2006 and 2005. An international distributor (M.P.G. Instruments) accounted for 13% of total government sales in fiscal year 2007. Foreign sales were $1,467,314, $2,197,019, and $1,938,346 for the years ended March 31, 2007, 2006, and 2005, respectively. All other sales were to customers located in the U.S.

     For the marine systems division in fiscal year 2007, sales to the U.S. Government represented approximately 20% of sales. In fiscal year 2006, one customer (Sevenson Environmental Services) represented 18% of this division's sales. No one customer accounted for 10% or more of this division's sales in fiscal year 2005.

     As of March 31, 2007, two individual customer balances represented 45% and 10%, respectively, of the Company's outstanding receivables. As of March 31, 2006, two individual customer balances represented 34% and 15%, respectively, of the Company's outstanding receivables.. Receivables from the U.S. Government represented approximately 10% and 1%, respectively, of total receivables for the fiscal years ended March 31, 2007 and 2006.

14.  Stock Option Plans

     In June 1998, the Board of Directors adopted the 1998 Stock Option Plan ("the Plan") which reserves for issuance options to purchase up to 250,000 shares of its Common Stock. The shareholders approved the Plan at the December 1998 annual meeting. The Plan, which has a term of ten years from the date of adoption is administered by the Board of Directors or by a committee appointed by the Board of Directors. The selection of participants, allotment of shares, and other conditions related to the grant of options, to the extents not set forth in the Plan, are determined by the Board of Directors. Options granted under the Plan are exercisable up to a period of 5 years from the date of grant at an exercise price which is not less than the fair market value of the common stock at the date of grant, except to a shareholder owning 10% or more of the outstanding common stock of the Company, as to which the exercise price must be not less than 110% of the fair market value of the common stock at the date of grant. Options are exercisable, on a cumulative basis, 20% at or after each of the first, second, and third anniversary of the grant and 40% after the fourth year anniversary.



-TEL-INSTRUMENT ELECTRONICS CORP

Notes To Consolidated Financial Statements (Continued)

14.  Stock Option Plans (continued)

     In May 2003, the Board of Directors of the Company adopted the 2003 Stock
     Option Plan which reserves for issuance options to purchase up to 250,000 shares of its common stock and is similar to the 1998 Plan. The shareholders approved this plan at the November 2003 annual meeting. In
     March 2006, the Board of Directors of the Company adopted the 2006 Stock
     Option Plan which reserves for issuance options to purchase up to 250,000 shares of its common stock and is similar to the 1998 and 2003 Plans. The shareholders approved this plan at the December 2006 annual meeting.

     The fair value of each option awarded is estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table. Expected volatilities are based on historical volatility of the Company's stock, and other factors. The expected life of the options granted represents the period of time from date of grant to expiration (5 years). The risk-free interest rate is based on the U.S.
     Treasury yield in effect at the time of grant. The per share weighted-average fair value of stock options granted for the years 2007, 2006, and 2005 was $1.44, $1.81, and $1.56, respectively, on the date of grant using the Black Scholes option-pricing model with the following assumptions:

       ---- ---------------- ------------------------- ----------------- ---------
       Year  Dividend Yield   Risk-free Interest rate      Volatility      Life
       ---- ---------------- ------------------------- ----------------- ---------
       2007      0.0%             4.50%-4.77%           54.24% - 58.03%   5 years
       ---- ---------------- ------------------------- ----------------- ---------
       2006      0.0%                 5.0%                    50%         5 years
       ---- ---------------- ------------------------- ----------------- ---------
       2005      0.0%                 3.5%                    50%         5 years
       ---- ---------------- ------------------------- ----------------- ---------

     A summary of the status of the Company's stock option plans for the fiscal years 2007, 2006, and 2005 and changes during the years are presented below: (in number of options):


                                                                                                Average           Aggregate
                                                    Number of           Average Exercise       Remaining          Intrinsic
                                                     Options                  Price          Contractual Term       Value
                                                     -------                  -----          ----------------       -----

     Outstanding options at April 1, 2004            319,300                  $2.07
     Options granted                                 145,750                  $3.32
     Options exercised                               (43,680)                 $1.57
     Options canceled/forfeited                      (30,470)                 $2.34


     Outstanding options at March 31, 2005           390,900                  $2.57
     Options granted                                  88,000                  $3.66
     Options exercised                               (66,550)                 $2.02
     Options canceled/forfeited                      (12,500)                 $2.62


     Outstanding options at March 31, 2006           399,850                  $2.89
     Options granted                                  59,500                  $3.18
     Options exercised                               (42,450)                 $1.87
     Options canceled/forfeited                      (35,250)                 $2.59

     Outstanding options at March 31, 2007           381,650                  $3.08             2.6 years          $211,649

     Remaining options available for grant were 203,420 and 227,670 as of March
     31, 2007 and 2006, respectively.

TEL-INSTRUMENT ELECTRONICS CORP

14.  Stock Option Plan (continued)

     As of March 31, 2007, 2006, and 2005, 173,800, 166,806, and 141,230,
     respectively, of options were outstanding, vested, and exercisable.

     The total intrinsic value of options exercised during the years ended March 31, 2007, 2006, and 2005 was $22,486, $104,146, and $69,213, respectively.
     Cash received from the exercise of stock options for the years ended March 31, 2007, 2006 and 2005 was $79,581, $134,695, and $68,392, respectively.
     The total intrinsic value of outstanding options at March 31, 2007 was $211,649.

     Due to the acceleration of 50,000 stock options, the Company incurred non-cash compensation expense in the amount of $43,230 for the fiscal year ended March 31, 2006.



15.  Net Income (Loss) Per Share Attributable to Common Stockholders

     Incremental shares of 58,426, 70,824 and 181,960 are attributable to the assumed exercise of outstanding options and have been excluded from the calculation of diluted net loss per share for fiscal years 2007, 2006 and 2005, respectively, as their effect would have been anti-dilutive due to the losses incurred in these period.

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



-TEL-INSTRUMENT ELECTRONICS CORP

Notes To Consolidated Financial Statements (Continued)

16.  Segment Information (continued)

     The Company's selling and engineering, research and development costs are only segment specific for total avionics and marine systems. General and administrative expenses are not managed on a segment basis. The Company does allocate certain expenses, such as facility costs, to the marine systems segment. Net interest includes expenses on debt and income earned on cash balances, both maintained at the corporate level.

     The table below presents information about reportable segments within the avionics business for the years ending March 31:

     ------------------------------- ------------- ------------ ----------- ----------- ------------------- -------------
     2007                               Avionics      Avionics   Avionics      Marine            Corporate/
     ----                              Government    Commercial    Total       Systems   Reconciling Items       Total
                                       ----------    ----------    -----       -------   -----------------       -----
     ------------------------------- ------------- ------------ ----------- ----------- ------------------- -------------
     Net sales                         $4,502,799   $ 2,500,142  7,002,941    $663,646    $          --      $ 7,666,587
     ------------------------------- ------------- ------------ ----------- ----------- ------------------- -------------
     Cost of Sales                      1,767,672     1,433,756  3,201,428     484,099               --        3,685,528
                                        =========     =========  =========    ========        ===========
     ------------------------------- ------------- ------------ ----------- ----------- ------------------- -------------
     ------------------------------- ------------- ------------ ----------- ----------- ------------------- -------------
     Gross Margin                       2,735,127     1,066,386  3,801,513     179,547               --        3,981,059
                                        =========     =========  =========    ========        ===========
     ------------------------------- ------------- ------------ ----------- ----------- ------------------- -------------
     ------------------------------- ------------- ------------ ----------- ----------- ------------------- -------------
      Engineering, research, and                                  2,390,450    189,931                         2,580,381
      Development
     ------------------------------- ------------- ------------ ----------- ----------- ------------------- -------------
     Selling, general, and admin.                                1,297,374     162,658          1,238,797      2,698,829
     ------------------------------- ------------- ------------ ----------- ----------- ------------------- -------------
     Interest(income)expense net                                      --          --              (33,722)       (33,722)
                                                                 =========    ========        ===========    ===========
     ------------------------------- ------------- ------------ ----------- ----------- ------------------- -------------
     ------------------------------- ------------- ------------ ----------- ----------- ------------------- -------------
     Income (loss) before income
     taxes                                                        $113,689   $(230,032)        $(1,272,519)  $(1,264,429)
                                                                 =========   =========         ===========   ===========
     ------------------------------- ------------- ------------ ----------- ------------ ------------------- -------------
     ------------------------------- ------------- ------------ ----------- ------------ ------------------- -------------
     Segment Assets                   $ 3,152,513     $ 838,360              $  97,380         $ 2,039,589   $ 6,127,842
                                      ===========     =========              =========         ===========   ===========
     ------------------------------- ------------- ------------ ----------- ------------ ------------------- -------------



     ------------------------------- ------------- ------------ ----------- ------------ ------------------- -------------
     2006                                                        Avionics      Marine             Corporate/
     ----                             Government    Commercial     Total       Systems    Reconciling Items      Total
                                      ----------    ----------     -----       -------    -----------------      -----
     ------------------------------- ------------- ------------ ----------- ------------ ------------------- -------------
     Net sales                        $7,326,687    $ 2,930,037  10,256,724  $ 939,335    $           --     $11,196,059
     ------------------------------- ------------- ------------ ----------- ------------ ------------------- -------------
     Cost of Sales                     3,165,808      1,923,251   5,089,059    640,677                --       5,729,736
                                      ==========    ===========  ==========  =========    ================   ===========
     ------------------------------- ------------- ------------ ----------- ------------ ------------------- -------------
     ------------------------------- ------------- ------------ ----------- ------------ ------------------- -------------
     Gross Margin                      4,160,879      1,006,786   5,167,665    298,658                --       5,466,323
                                      ==========    ===========  ==========  =========    ================
     ------------------------------- ------------- ------------ ----------- ------------ ------------------- -------------
     ------------------------------- ------------- ------------ ----------- ------------ ------------------- -------------
     Engineering, research, and                                              2,337,696             196,801     2,534,497
     Development
     ------------------------------- ------------- ------------ ----------- ------------ ------------------- -------------
     Selling, general, and admin.                                 1,366,207    416,612           1,413,954     3,196,773
     ------------------------------- ------------- ------------ ----------- ------------ ------------------- -------------
     Amortization of intangibles                                       --         --               326,851       326,851
     ------------------------------- ------------- ------------ ----------- ------------ ------------------- -------------
     Interest(income)expense,net                                       --          147               9,074)       (8,927)
                                                                  =========  =========                       ===========
     ------------------------------- ------------- ------------ ----------- ------------ ------------------- -------------
     ------------------------------- ------------- ------------ ----------- ------------ ------------------- -------------
     Income (loss) before income
     taxes                                                      $ 1,366,207  $(314,902)   $     (1,749,879)  $  (582,871)
                                                                -----------  ---------    ----------------   -----------
     ------------------------------- ------------- ------------ ----------- ------------ ------------------- -------------
     ------------------------------- ------------- ------------ ----------- ------------ ------------------- -------------
     Segment Assets                   $2,740,699      $ 863,246              $ 610,984    $      2,901,653   $  7,116,582
                                      ==========      =========              =========    ================   ============
     ------------------------------- ------------- ------------ ----------- ------------ ------------------- ------------

TEL-INSTRUMENT ELECTRONICS CORP

Notes To Consolidated Financial Statements (Continued)

16.  Segment Information (continued)

     ------------------------------- ------------- ------------ ----------- ------------ ------------------- -------------
     2005                                                        Avionics     Marine              Corporate/
     ----                             Government    Commercial    Total      Systems      Reconciling Items      Total
                                      ----------    ----------    -----      -------      -----------------      -----
     ------------------------------- ------------- ------------ ----------- ------------ ------------------- -------------
     ------------------------------- ------------- ------------ ----------- ------------ ------------------- -------------
     Net sales                       $6,661,561    $3,046,308     9,707,869  $ 803,415      $         --     $ 10,511,284
     ------------------------------- ------------- ------------ ----------- ------------ ------------------- -------------
     Cost of Sales                    2,730,910     1,810,064     4,540,974    489,114                --        5,030,088
                                     ==========    ==========     =========  =========      ==============   ============
     ------------------------------- ------------- ------------ ----------- ------------ ------------------- -------------
     ------------------------------- ------------- ------------ ----------- ------------ ------------------- -------------
     Gross Margin                     3,930,651     1,236,244     5,166,895    314,301                --        5,481,196
                                     ==========    ==========     =========  =========      ==============   ============
     ------------------------------- ------------- ------------ ----------- ------------ ------------------- -------------
     ------------------------------- ------------- ------------ ----------- ------------ ------------------- -------------
     Engineering, research, and                                   1,867,404    319,424                          2,186,828
      Development
     ------------------------------- ------------- ------------ ----------- ------------ ------------------- -------------
     Selling, general, and admin.                                 1,356,812    383,216           1,443,549      3,183,577
     ------------------------------- ------------- ------------ ----------- ------------ ------------------- -------------
     Amortization of intangibles                                       --         --                86,196         86,196
     ------------------------------- ------------- ------------ ----------- ------------ ------------------- -------------
     Interest expense, net                                           10,621        257                --           10,878
                                                                  =========  =========      ==============   ============
     ------------------------------- ------------- ------------ ----------- ------------ ------------------- -------------
     ------------------------------- ------------- ------------ ----------- ------------ ------------------- -------------
     Income (loss) before income
     taxes                                                       $1,932,058  $(388,596)     $   (1,529,745)  $     13,717
                                                                 ----------  ---------      --------------   ------------
     ------------------------------- ------------- ------------ ----------- ------------ ------------------- -------------

TEL-INSTRUMENT ELECTRONICS CORP

Notes To Consolidated Financial Statements (Continued)

17.  Quarterly Results of Operations (Unaudited)

     Quarterly consolidated data for the years ended March 31, 2007 and 2006 is as follows:


                                                                    Quarter Ended
                                              --------------------------------------------------------
     FY 2007                                    June 30      September 30   December 31      March 31

Net sales                                     $ 1,765,051    $ 2,127,349    $ 2,269,148    $ 1,505,039
Gross margin                                      805,578      1,071,160      1,263,905        840,416
Income (loss) before taxes                       (451,546)      (138,185)       (65,258)      (609,440)
Net income (loss)                                (271,154)       (82,978)       (39,453)      (400,443)
Basic and diluted earnings (loss) per share
                                                    (0.12)         (0.04)         (0.02)         (0.15)


                                                                    Quarter Ended
                                              --------------------------------------------------------
     FY 2006                                    June 30      September 30   December 31      March 31

Net sales                                     $ 3,150,978    $ 3,094,442    $ 3,008,995    $ 1,941,644
Gross margin                                    1,606,683      1,504,819      1,530,457        824,364
Income (loss) before taxes                         57,991         64,884        157,419       (863,165)
Net Income (loss)                                  29,148         36,116         86,544       (546,344)
Basic and diluted earnings (loss) per share
                                                     0.01           0.02           0.04          (0.25)


Revenues beginning in the fourth quarter of fiscal year 2006 were substantially lower than quarterly amounts reported for the first three quarters of fiscal year 2006 as Tel is in a transitional phase between the end of deliveries in fiscal year 2006, pursuant to its multi-year AN/APM-480 contract and other government contracts, and the commencement of production deliveries under its multi-year AN/USM-708 contract.

TEL-INSTRUMENT ELECTRONICS CORP

Schedule II - Valuation and Qualifying Accounts

                                      Balance at        Charged to         Deductions         Balance at
                                      Beginning of      Costs and                             End of the
Description                           the Year          Expenses                                 Year

Year ended March 31, 2007:
       Allowance for doubtful
        Accounts                     $     40,994      $       --        $      (6,450)      $     34,544
                                     ============      ============      =============       ============
    Allowance for obsolete
       Inventory                     $    243,104      $    158,370      $     (54,664)      $    346,810
                                     ============      ============      =============       ============
Year ended March 31, 2006:
    Allowance for doubtful
       Accounts                      $     46,206      $       --        $      (5,212)      $     40,994
                                     ============      ============      =============       ============

    Allowance for obsolete
       Inventory                     $    170,640      $    122,685      $     (50,221)      $    243,104
                                     ============      ============      =============       ============
Year ended March 31, 2005:
    Allowance for doubtful
       accounts                      $     41,598      $      4,608      $        --         $     46,206
                                     ============      ============      =============       ============
    Allowance for obsolete
       inventory                     $    140,898      $     29,742      $        --         $    170,640
                                     ============      ============      =============       ============

TEL-INSTRUMENT ELECTRONICS CORP

Item 9.   Changes in and Disagreements with Accountants on Accounting and
-------   ---------------------------------------------------------------
          Financial  Disclosure
          ---------------------

          None.

Item 9a.  Controls and Procedures
--------  -----------------------

          The Company adopted disclosure controls and procedures, which are defined under Rules promulgated by the SEC as "those controls or other procedures of the issuer that are designed to ensure that information required to be disclosed by the issuer in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the commission's rules and forms." The Company's Chief Executive Officer and Principal Accounting Officer evaluated the Company's Disclosure Controls and Procedures at March 31, 2007 and have concluded that they are effective based on their evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.

          There were no changes in our internal control over financial reporting identified in connection with the evaluation as of March 31, 2007 by the Chief Executive Officer and Principal Accounting Officer, required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Item 9b.  None.
--------
                                                                          46



                                         PART III
                                         --------

Item 10.  Directors and Executive Officers of the Registrant
--------  --------------------------------------------------

                                                                                Year First
                                                                                Elected a
          Name (age)               Position                                     Director
          ----------               --------                                     --------

     Harold K. Fletcher (1)        Chairman of the Board,                         1982
            (81)                   President and Chief Executive
                                   Officer since 1982.

     George J. Leon (2) (3)        Director; Investment                           1986
            (63)                   Manager and beneficiary of
                                   the George Leon Family Trust
                                   (investments) since 1986.

     Robert J. Melnick             Director;                                      1998
            (73)                   Vice President since 1999;
                                   Marketing and Management
                                   Consultant for the Company
                                   since 1991.

     Jeffrey C. O'Hara, CPA (1)    Director; Vice President since                 1998
            (49)                   2005; COO since June 2006;
                                   Financial Consultant from
                                   2001; Chief Financial Officer from
                                   1999-2000 of Alarm Security Group;

     Robert A. Rice (2)            Director; President and                        2004
           (51)                    Owner of Spurwink Cordage, Inc since
                                   1998 (textile manufacturing).

     Robert H. Walker (2) (3)      Director; Retired Executive Vice               1984
           (70)                    President, Robotic Vision Systems, Inc.
                                   (design and manufacture of robotic
                                   vision systems) 1983-1998.

TEL-INSTRUMENT ELECTRONICS CORP

--------  --------------------------------------------------------------


          All directors serve until the next annual shareholders' meeting and until their successors are duly elected and qualified.

               (1)  Mr. O'Hara is the son-in-law of Mr. Fletcher
               (2)  Member of the Audit Committee
               (3)  Member of the Compensation Committee

          Audit Committee
          ---------------

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

          Section 16(a) Beneficial Ownership Reporting Compliance
          -------------------------------------------------------

          As of March 31, 2007, the end of the last fiscal year, all officers, directors and 10% beneficial owners, known to the Company, had timely filed required forms reporting beneficial ownership of Company securities, based on review of Filed Forms 3 and 4.

          Code of Ethics
          --------------

          The Board of Directors has adopted a written Code of Ethics that applies to all of the Company's officers and employees, including the Chief Executive Officer and the Principal Accounting Officer. A copy of the Code of Ethics is available to anyone requesting a copy without cost by writing to the Company, attention Joseph P. Macaluso.

Item 11.  Executive Compensation
--------  ----------------------

          Compensation Discussion and Analysis

          The following contains a description and analysis of compensation arrangements and policies for fiscal year 2007 for the executive officers named in the Summary Compensation table below. Such named executive officers are referred to as "NEO's".

          The main elements of our compensation program are designed to support individual motivation and excellence, align executive interest with the interest of shareholders and recognize business and leadership results.

          Tel is a small company and the three NEOs are critical to its business success. As a consequence, compensation of NEOs is also based on the overall business success of the Company as well as compensation paid by comparable companies, as reported in industry surveys, and available resources.

          Compensation Committee

          The Board of Directors established a Compensation Committee comprised of two independent directors, Messrs. George J. Leon and Robert H. Walker, to review compensation arrangements for NEOs and make recommendations to the full Board. The Committee considers recommendations from Management, except with respect to compensation of the CEO, as well as published information on compensation for similar positions in competitive businesses, and makes recommendations to the Board based on the foregoing information and the compensation criteria set forth above.

          Salary

          Salaries set a baseline level of compensation to NEOs, and are intended to compensate them for carrying out duties and responsibilities of their position and the business success of the Company.The Compensation Committee periodically reviews salary levels and adjusts them, as deemed necessary, but not necessarily annually. During the review and adjustment process, the Compensation Committee considers the matter discussed above.

          The Compensation Committee reviews compensation for NEOs each year prior to the stockholders' annual meeting.

          The Compensation Committee's review of the foregoing factors is subjective and the Committee assigns no fixed value or weight to any specific factors when making its decisions.

          Stock Options

          The Board of Directors believes that stock option participation aligns NEOs long-term interests with those of stockholders and allows them to share appreciation in the Company's common stock. When establishing stock option grants for NEOs, the Compensation Committee considers the individual's motivation and performance, the Company's business results, the level of other compensation paid, the stock and options owned, the stock grants made to other employees pursuant to the Company's Stock Option Plans (see Note 14 to Notes to Financial Statements), and the impact on stockholder profits and stock values.

--------  ----------------------------------

          Options granted to NEOs are consistent with the terms of options granted to other employees pursuant to the Employee Stock Option Plans. Mr. O'Hara's employment contract provides for the grant of 15,000 options.

          NEOs were not awarded any stock options in fiscal year 2007. Options granted to NEOs may be tax sheltered to the grantee, and their cost constitutes a current charge to the Company (see Notes 2 and 14 to Financial statements.)

          Incentive Plan

          The Company has a key man incentive compensation program. Each year the Committee determines a percentage of operating profits to be distributed among senior employees, including NEOs. The percentage determined is based on the general performance of the Company, and the amount of operating profits available for shareholders and for reinvestment in the business. This element of compensation provides an incentive for short-term performance.

          The percentage of operating profits so determined is then distributed to senior employees, including NEOs and to a category entitled "other", based on (a) the amount of the employee's base salary, (b) his contribution to the Company, (c) the results of that contribution,
          (d) an estimated amount of his "special effort" on behalf of the Company, (e) his technical expertise, leadership, and management skills, and (f) the level of the overall compensation paid employees performing similar work in competitive companies. No incentive awards have been made to the NEOs the last three fiscal years.

          Other Benefits

          The Company sponsors the Tel-Instrument Electronics Corp 401(k) Plan (the "Plan"), a tax qualified Code Section 401(k) retirement savings plan, for the benefit of its employees, including its NEOs. The Plan encourages savings for retirement by enabling participants to make contributions on a pre-tax basis and to defer taxation on earnings on funds contributed to the Plan. The Company makes matching contributions to the Plan. All NEOs can make contributions to the Plan.

          The NEOs also participate in group health and life benefits generally on the same terms and conditions that apply to other employees.

          CEO Performance and Compensation

          Within the framework described above, the Compensation Committee evaluates performance of the CEO and determines the CEO's salary, bonus, and stock option grant. The Compensation Committee sets qualitative objectives and responsibilities for the CEO consistent with the Corporation's business model. These include creating shareholder value through a balanced focus on long-term returns on capital employed, earnings per share, and total shareholder return; developing the long-term business strategy and assessing the effectiveness and execution of that strategy against the Corporation's financial performance; assuring the effectiveness of the Corporation's management development and succession planning process across the organization; ensuring that every business line develops and meets high standards of safety, health, and environmental performance; stewardship and enforcement on internal business controls; communicating effectively with all the Corporation's stockholders; and working effectively with the Board in the pursuit of all these objectives.

--------  ----------------------------------

          The Compensation Committee, in consultation with the other non-employee director, evaluates the performance of the CEO on an ongoing basis throughout the year in the course of regular meetings and interactions with the CEO, and during reviews of the Company's financial and operating results. The Compensation Committee also holds a formal meeting once a year to which all non-employee directors are invited to review the performance of senior executives, and to review progress on the executive's development and succession planning program.

          Compensation Committee Report

          The Compensation Committee of Tel-Instrument Electronics Corp has reviewed and discussed with management the Compensation Discussion and Analysis immediately preceding this report. Based on this review and discussion, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company's Annual report on Form 10-K for the fiscal year ended March 31, 2007.

          July 13, 2007


          Compensation Committee


          George J. Leon,
          Chair Robert H. Walker



Item 11.  Executive Compensation (continued)
--------  ----------------------------------

          The following table presents information regarding compensation of our principal executive officer, our chief operating officer, and our principal accounting officer for services rendered during fiscal year
          2007.



           ------------------------------ ------------ ------------- ----------------- -------------------------- ------------
           Name and Principal Position     Salary ($)  Incentive ($) Option Awards ($) All Other Compensation $    Total ($)
                                                  (1)            (2)               (2)                      (3)
           ------------------------------ ------------ ------------- ----------------- -------------------------- ------------
           Harold K. Fletcher, CEO            159,000            -0-               -0-                    7,337      166,337
           ------------------------------ ------------ ------------- ----------------- -------------------------- ------------
           Jeffrey C. O'Hara, COO             108,000            -0-               -0-                   13,345      121,345
           ------------------------------ ------------ ------------- ----------------- -------------------------- ------------
           Joseph  P.  Macaluso,               93,000            -0-               -0-                    7,825      100,825
           Principal Accounting Officer
           ------------------------------ ------------ ------------- ----------------- -------------------------- ------------

          (1) The amounts shown in this column represent the dollar value of base cash salary earned by each executive officer.

          (2) No incentive or option grants were made to NEOs in 2007 and therefore no amounts are shown in these columns.


          (3) The amounts shown in this column represent amounts for medical and life insurance as well as the Company's match in the 401(k)
               Plan.

          (4) Robert J. Melnick, Vice President and director, serves pursuant to a consulting contract that provided $68,973 in compensation for fiscal year 2007.



GRANTS OF PLAN-BASED AWARDS TABLE FOR FISCAL YEAR 2007
------------------------------------------------------

The following table sets forth information on stock options granted during or for the 2007 fiscal year to our named executive officers. No options were granted in fiscal year 2007.

                                                                          52



OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END TABLE
--------------------------------------------------

The following table sets forth the Unexercisable outstanding stock option equity grants awards held by named executive officers at the end of the 2007 fiscal year. The option exercise price set forth in the table is based on the closing price on the date of grant.



                              Number of Securities          Number of Securities
                             Underlying Unexercised        Underlying Unexercised
                                  Options (#)                   Options (#)             Option Exercise      Option Expiration
          Name                    Exercisable                 Unexercisable                Price ($)                Date
          ----                    -----------                 -------------                ---------                ----

   Harold K. Fletcher              35,000                          --                         $2.31                08/19/07
                                    6,000                         9,000                       $3.74                12/08/09

   Jeffrey C. O'Hara                6,400                          --                         $2.00                12/11/07
                                    5,800                         2,600                   $1.50 - $2.90        1/21/08 - 12/17/08
                                    4,500                         5,000                   $2.75 - $3.70        1/15/09 - 12/8/09
                                    4,200                        14,300                   $3.55 - $4.25        1/28/10 - 8/15/10

   Robert J. Melnick                4,000                         6,000                       $3.40                12/08/09

   Joseph P. Macaluso               4,000                         6,000                       $3.40                12/08/09

                                                                                                                      53

OPTIONS EXERCISED AND STOCK VESTED DURING FISCAL YEAR 2007
----------------------------------------------------------

The following table sets forth the number of shares acquired upon exercising options awards by our named executive officers during fiscal year 2007.

     ------------------- ------------------ --------------------------------
                          Number of shares
                             acquired on
     Name                     excercise      Value realized on exercise (1)
     ----                     ---------      ------------------------------
     ------------------- ------------------ --------------------------------
     Joseph P. Macaluso        12,500                  $3,125
     ------------------- ------------------ --------------------------------
     ------------------- ------------------ --------------------------------
     Jeffrey C. O'Hara          3,200                  $2,240
     ------------------- ------------------ --------------------------------


(1) Value stated calculated by subtracting the exercise price form the market value at time of exercise.

Director Compensation
---------------------

Directors who are not employees or officers of the Company receive $1,250 in cash and options, at the then market price, to purchase 1,000 shares of common stock for attendance at each in-person meeting and $625 in cash and options to purchase 500 shares for attendance at each formal telephonic meeting of the Board or of a standing committee. During fiscal year 2007 non-employee directors received the following compensation pursuant to this plan.

     ---------------- --------------------- ---------------------- ---------
     Name              Cash Compensation    Option Awards ($)(1)   Total $
     ----              -----------------    --------------------   -------
     ---------------- --------------------- ---------------------- ---------
     George J. Leon                $5,000                 $4,984    $9,984
     ---------------- --------------------- ---------------------- ---------
     Robert A. Rice                $4,375                 $4,155    $8,530
     ---------------- --------------------- ---------------------- ---------

     Robert H. Walker              $5,000                 $4,984    $9,984
     ---------------- --------------------- ---------------------- ---------

(1) Amounts in this column represent the fair value required by FASB 123R to be included in our financial statements for all options granted during fiscal year 2007.


Compensation Committee Interlock and Insider Participation
----------------------------------------------------------

During the last fiscal year, Messrs. Leon and Walker served as members of the Compensation Committee of the Board of Directors, neither of whom was or has been an officer or employee of the Company, had a material business relationship with or a loan from the Company. The Company has no compensation committee interlocks or insider participation to report.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
--------  --------------------------------------------------------------

The following table sets forth certain information known to the Company with respect to the beneficial ownership as of March 31, 2007, by (i) all persons who are beneficial owners of five percent (5%) or more of the Company's Common Stock, (ii) each director and nominee, (iii) the Named Executive Officers, and
(iv) all current directors and executive officers as a group.

                                          Number of Shares           Percentage
     Name and Address                    Beneficially Owned         of Class (1)
     ----------------                    ------------------         ------------

     Named Directors and Officers

     Harold K. Fletcher, Director          577,102    (2)               24.7%
     728 Garden Street
     Carlstadt, NJ 07072

     George J. Leon, Director              328,967    (3)               14.2%
     116 Glenview
     Toronto, Ontario, Canada M4R1P8

     Robert J. Melnick, Director            41,600    (4)                1.8%
     57 Huntington Road
     Basking Ridge, NJ  07920

     Jeffrey C. O'Hara, Director           136,600    (5)                5.9%
     853 Turnbridge Circle
     Naperville, IL 60540

     Robert A. Rice                         83,100    (6)                3.6%
     5 Roundabout Lane
     Cape Elizabeth, ME 04107

     Robert H. Walker, Director             53,483    (7)                2.3%
     27 Vantage Court
     Port Jefferson, NY 11777

     Donald S. Bab, Secretary               82,034                       3.6%
     770 Lexington Ave.
     New York, New York 10021

     All Officers and Directors          1,330,399    (8)               55.2%
     as a Group (8 persons)

     Other Officers
     --------------

     Joseph P. Macaluso         Principal Accounting Officer since August 2002.
         (55)                   Director - Finance and Administration for the
                                Company since February 1999.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
--------  --------------------------------------------------------------
          (Continued)
          -----------

     (1) The class includes 2,341,861 shares outstanding plus shares outstanding under Rule 13d-3(d)(1) under the Exchange Act. The common stock deemed to be owned by the named parties, includes stock which is not outstanding but subject to currently exercisable options held by the individual named. The foregoing information is based on reports made by the named individuals.

     (2) Includes 24,681 shares owned by Mr. Fletcher's wife, and 4,254 shares owned by his son. Mr. Fletcher disclaims beneficial ownership of the shares owned by his wife and son. Also includes 41,000 subject to currently exercisable stock options.

     (3) Includes 299,517 shares owned by the George Leon Family Trust, of which Mr. Leon is a beneficiary, and 18,700 shares subject to currently exercisable stock options. Mr. Leon acts as manager of the trust assets pursuant to an informal family, oral arrangement, and disclaims beneficial ownership of the shares owned by the trust.

     (4)  Includes 4,000 shares subject to currently exercisable stock options

     (5)  Includes 20,900 shares subject to currently exercisable stock options.

     (6)  Includes 4,000 shares subject to currently exercisable stock options

     (7)  Includes 18,700 shares subject to currently exercisable stock options.

     (8) Includes 111,300 shares subject to currently exercisable options held by all executive officers and directors of the Company (including those individually named above).

Equity Compensation Plan Information
------------------------------------

In June 1998, the Board of Directors adopted the 1998 Stock Option Plan ("the Plan") which reserves for issuance options to purchase up to 250,000 shares of its Common Stock. The shareholders approved the Plan at the December 1998 annual meeting. The Plan, which has a term of ten years from the date of adoption, is administered by the Board of Directors or by a committee appointed by the Board of Directors. The selection of participants, allotment of shares, and other conditions related to the grant of options, to the extent not set forth in the Plan, are determined by the Board of Directors. Options granted under the Plan are exercisable up to a period of 5 years from the date of grant at an exercise price which is not less than the fair market value of the common stock at the date of grant, except to a shareholder owning 10% or more of the outstanding common stock of the Company, as to which the exercise price must be not less than 110% of the fair market value of the common stock at the date of grant. Options are exercisable, on a cumulative basis, 20% at or after each of the first, second, and third anniversary of the grant and 40% after the fourth year anniversary.

In May 2003, the Board of Directors of the Company adopted the 2003 Stock Option Plan which reserves for issuance options to purchase up to 250,000 shares of its common stock and is similar to the 1998 Plan. The shareholders approved this plan at the November 2003 annual meeting.



Equity Compensation Plan Information (continued)
------------------------------------------------

In March 2006, the Board of Directors of the Company adopted the 2006 Stock
Option Plan which reserves for issuance options to purchase up to 250,000 shares of its common stock and is similar to the 1998 and 2003 Plans, and is subject to shareholder approval. This Plan was ratified by the shareholders at the Annual
Meeting in December 2006. Additionally, at March 31, 2007 the Company has individual employment agreements with eight individuals for the grant of 71,000 stock options with a weighted average exercise of $3.07 per share. These employee contracts have been approved by the directors, but not by the shareholders, and were included as consideration for their employment. Since these options were granted under the Stock Option Plans, they are included in the 381,650 shares in the second column of the following schedule.

The following table provides information as of March 31, 2007 regarding compensation plans under which equity securities of the Company are authorized for issuance.

---------------------- ----------------------- ------------------------------- --------------------
                                                                                Number of options
                                                                               remaining available
                         Number of securities       Weighted average           for future issuance
                         to be issued upon          exercise price of              under Equity
    Plan category        exercise of options           options                  Compensation Plans
---------------------- ----------------------- ------------------------------- --------------------
---------------------- ----------------------- ------------------------------- --------------------
  Equity Compensation
  Plans approved by
     shareholders               381,650                  $3.08                       203,420
---------------------- ----------------------- ------------------------------- --------------------
  Equity Compensation
  Plans not approved
    by shareholders               --                      --                            --
---------------------- ----------------------- ------------------------------- --------------------

      Total*                    381,650                  $3.08                       203,420
---------------------- ----------------------- ------------------------------- --------------------

* See discussion above.

Item 13.  Certain Relationships and Related Transactions
--------  ----------------------------------------------

The disclosures required by this item are contained in Note 11 to Notes to Consolidated Financial Statements included on pages 37 and 38 of this document.
Any corporate transaction which involves a related person must be approved by the independent directors as being fair and reasonable to the Corporation and its shareholders. Any such approval would be included in the minutes of the Board of Directors. There were no such transactions during the last fiscal year that would be required to be reported under Item 404 (b) of Regulation S-K promulgated by the Securities and Exchange Commission.

                                                                          57

TEL-INSTRUMENT ELECTRONICS CORP


Item 14.  Principal Accountant Fees and Services
--------  --------------------------------------

          For the fiscal years ended March 31, 2007 and 2006, professional services were performed by BDO Seidman, LLP, the Company's independent registered public accountant. Fees accrued for those years were as follows:

                                                       2007             2006
                                                       ----             ----

             Audit Fees                               $89,000         $83,000
             Audit-Related Fees                          --              --
                                                      -------         -------
             Total Audit and Audit-Related Fees        89,000          83,000
             Tax Fees                                    --              --
             All Other Fees                              --              --
                                                      -------         -------

                 Total                                $89,000         $83,000
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

          Audit Related Fees. No fees were paid in 2007 and 2006.



          Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditor

          The Audit Committee has established a policy which requires it to pre-approve all audit and permissible non-audit services, including audit-related and tax services, if any, to be provided by the independent auditor. Pre-approval is generally provided for up to one year and is detailed as to the particular service or category of service to be performed, and is subject to a detailed budget. The auditor and management are required to report periodically to the Audit Committee regarding the extent of services performed and the amount of fees paid to date, in accordance with the pre-approval. Pursuant to that policy, the Audit Committee has approved, for the fiscal year ended March 31, 2007, an aggregate of specified services, including audit, audit-related and tax services, expected to be rendered during the year, together with specified amounts of approved fees to be incurred for those services.

Item 15.  Exhibits and Financial Statement Schedules
--------  ------------------------------------------

          a.)  The following documents are filed as a part of this report:

                                                                           Pages
               (1) Financial Statements:                                   -----

                   Report of Independent Registered Public Accounting Firm   20

                   Consolidated Balance Sheets - March 31, 2007 and 2006     21

                   Consolidated Statements of Operations - Years Ended       22
                   March 31, 2007, 2006 and 2005

                   Consolidated Statements of Changes in Stockholders'       23
                   Equity - Years Ended March 31, 2007,
                   2006 and 2005

                   Consolidated Statements of Cash Flows - Years Ended       24
                   March 31, 2007, 2006 and 2005

                   Notes to Consolidated Financial Statements            25 - 44

               (2) Financial Statement Schedule
                    II - Valuation and Qualifying Accounts                   45

TEL-INSTRUMENT ELECTRONICS CORP

--------  ------------------------------------------------------

          c.) Exhibits identified in parentheses below on file with the Securities and Exchange Commission, are incorporated herein by reference as exhibits hereto.


               *    (3.1)     TelInstrument Electronics Corp's Certificate of
                              Incorporation, as amended.

               *    (3.2)     TelInstrument Electronics Corp's ByLaws, as
                              amended.

               *    (3.3)     TelInstrument Electronics Corp's Restated
                              Certificate of Incorporation dated November 8,
                              1996.

               *    (4.1)     Specimen of TelInstrument Electronics Corp's
                              Common Stock Certificate.

               *    (10.1)    7%, $30,000 Convertible Subordinated Note dated
                              March 31, 1992 between Registrant and Donald S.
                              Bab.

               *    (10.2)    Distributor Agreement with Muirhead Avionics &
                              Accessories Ltd.

               *    (10.3)    Naval Air Warfare Center Aircraft Division
                              Contract No. N6833597D0060

               *    (10.4)    Lease dated March 1, 2001 by and between
                              Registrant and 210 Garibaldi Group.

               *    (10.5)    Agreement with Semaphore Capital Advisors dated
                              November 28, 2001 and amendment dated as of June
                              1, 2002.

               *    (10.6)    10% convertible subordinated note between
                              Registrant and Harold K. Fletcher.

               *    (10.7)    1998 stock option plan and option agreement.

               (*)  (10.8)    Purchase agreement between Registrant and
                              Innerspace Technology

               *    (10.9)    Agreement between Registrant and Semaphore Capital
                              Advisors, LLC

               *    (10.10)   2003 Stock Option Plan

                    (23.1) Consent of Independent Registered Public Accounting Firm

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

                         TEL-INSTRUMENT ELECTRONICS CORP
                         -------------------------------

                                  (Registrant)

     Dated:     July 13, 2007               By:  /s/  Harold K. Fletcher
                                               --------------------------------
                                                      Harold K. Fletcher
                                                      President and Director
                                                      (Principal Executive
                                                      Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated and by signature hereto.

     Signature                                 Title                  Date
     ---------                                 -----                  ----

     /s/  Harold K. Fletcher                 Director              July 13, 2007
     -----------------------------
     /s/  Harold K. Fletcher


     /s/  Joseph P. Macaluso            Principal Accounting       July 13, 2007
     -----------------------------           Officer
     /s/  Joseph P. Macaluso


     /s/  George J. Leon                     Director              July 13, 2007
     -----------------------------
     /s/  George J. Leon


     /s/  Robert J. Melnick                  Director              July 13, 2007
     -----------------------------
     /s/  Robert J. Melnick


     /s/  Jeffrey C. O'Hara                  Director              July 13, 2007
     -----------------------------
     /s/  Jeffrey C. O'Hara


     /s/  Robert A. Rice                     Director              July 13, 2007
     -----------------------------
     /s/  Robert A. Rice


     /s/  Robert H. Walker                   Director              July 13, 2007
     -----------------------------
     /s/  Robert H. Walker