Form 10QSB
period 2007-06-30
TEL INSTRUMENT ELECTRONICS CORP
filed 2007-08-14
CIK 96885

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                    ________________________________________

                                    FORM 10-Q

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarterly period ended June 30, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.[ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]    Accelerated filer[ ]    Non-accelerated filer [X]

Indicate by checkmark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Securities Act). Yes      No  X
                                      -----   -----
Indicate the number of shares outstanding of the issuer's common stock, as of the latest practical date:

2,344,861 shares of Common stock, $.10 par value as of August 6, 2007.

                     TEL-INSTRUMENT ELECTRONICS CORPORATION
                     --------------------------------------
                                TABLE OF CONTENTS
                                -----------------



                                                                            PAGE
                                                                            ----

           Part I - Financial Information

Item 1.    Condensed Consolidated Financial Statements (Unaudited):

           Condensed Consolidated Balance Sheets
           June 30, 2007 and March 31, 2007                                  1

           Condensed Consolidated Statements of Operations -
           Three Months Ended June 30, 2007 and 2006                         2

           Condensed Consolidated Statements of Cash Flows -
           Three Months Ended June 30, 2007 and 2006                         3

           Notes to Condensed Consolidated Financial Statements             4-7

Item 2.    Management's Discussion and Analysis of the Results of
             Operations and Financial Condition                             8-12

Item 3.    Quantitative and Qualitative Disclosures about Market Risk        13

Item 4.    Controls and Procedures                                           13

           Part II - Other Information

Item 1.    Legal Proceedings                                                 13

Item 1A.   Risk Factors                                                      13

Item 2.    Unregistered sales of Equity Securities and Use of Proceeds

Item 6.    Exhibits                                                          13



           Signatures                                                        14

           Certifications



Item 1 - Financial Statements


                             TEL-INSTRUMENT ELECTRONICS CORPORATION
                             --------------------------------------
                              CONDENSED CONSOLIDATED BALANCE SHEETS
                              -------------------------------------



                                                                       June 30,      March 31,
                                                                        2007           2007
                                                                     -----------    -----------
                                                                     (unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                                         $   353,000    $   655,836
  Accounts receivable, net                                             1,971,604        982,214
  Inventories, net                                                     2,175,766      2,460,642
  Taxes receivable                                                        28,776         28,776
  Prepaid expenses and other                                             104,047         98,053
  Deferred income tax asset                                              451,224        395,756
                                                                     -----------    -----------
Total current assets                                                   5,084,417      4,621,277

Equipment and leasehold improvements, net                                568,705        625,247
Deferred income tax asset - non-current                                  800,000        800,000
Other assets                                                              83,832         81,318
                                                                     -----------    -----------

Total assets                                                         $ 6,536,954    $ 6,127,842
                                                                     ===========    ===========

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities:
  Convertible note payable - related party - current portion         $    50,000    $    50,000
  Line of credit                                                         250,000           --
  Accounts payable                                                       449,538        372,106
  Deferred revenues                                                      102,077        115,409
  Accrued payroll, vacation pay and payroll taxes                        360,384        353,727
  Accrued expenses                                                       766,170        608,692
                                                                     -----------    -----------
Total current liabilities                                              1,978,169      1,499,934

Deferred revenues                                                         23,656         23,656
Convertible note payable - related party-non-current                      50,000         50,000
                                                                     -----------    -----------

Total liabilities                                                      2,051,825      1,573,590
                                                                     -----------    -----------

Commitments                                                                 --             --

Stockholders' equity:
   Common stock, par value $.10 per share, 2,344,861
         and 2,341,861 issued and outstanding as of June 30,
          2007 and March 31, 2007, respectively                          234,486        234,186
   Additional paid-in capital                                          4,394,100      4,380,149
   Accumulated deficit                                                  (143,457)       (60,083)
                                                                     -----------    -----------
Total stockholders' equity                                             4,485,129      4,554,252
                                                                     -----------    -----------

Total liabilities and stockholders' equity                           $ 6,536,954    $ 6,127,842
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



                                                        Three Months Ended
                                                        ------------------
                                                  June 30, 2007    June 30, 2006
                                                   -----------      -----------

Net sales                                          $ 3,081,052      $ 1,765,051

Cost of sales                                        1,830,835          959,473
                                                   -----------      -----------

Gross margin                                         1,250,217          805,578

Operating expenses:
  Selling, general and administrative                  581,107          622,123
  Engineering, research and development                802,163          645,181
                                                   -----------      -----------
Total operating expenses                             1,383,270        1,267,304
                                                   -----------      -----------

Loss from operations                                  (133,053)        (461,726)

Interest income (expense):
  Interest income                                        3,161           12,450
  Interest expense                                      (8,947)          (2,270)
                                                   -----------      -----------

Loss before income taxes                              (138,839)        (451,546)

Income tax benefit                                     (55,465)        (180,392)
                                                   -----------      -----------

Net loss                                           $   (83,374)     $  (271,154)
                                                   ===========      ===========

Basic and diluted loss per common share            $     (0.04)     $     (0.12)
                                                   ===========      ===========

Weighted average shares outstanding
   Basic and diluted                                 2,342,581        2,283,256


         See accompanying notes to condensed financial statements



                        TEL-INSTRUMENT ELECTRONICS CORPORATION
                        --------------------------------------
                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    -----------------------------------------------
                                      (Unaudited)

                                                               Three Months ended
                                                               ------------------
                                                         June 30, 2007  June 30, 2006
                                                          -----------    -----------

Cash flows from operating activities:
Net  loss                                                 $   (83,374)   $  (271,154)
Adjustments to reconcile net loss to net
    cash used in operating activities:
       Deferred income taxes                                  (55,465)      (180,392)
       Depreciation                                            60,076         66,783
       Non-cash stock-based compensation                        7,501           --

Changes in assets and liabilities:
    Increase in accounts receivable                          (989,390)      (245,412)
    Decrease (increase) in inventories                        284,876        (32,668)
   (Increase) decrease in prepaid expenses & other             (5,997)        19,021
    Increase in other assets                                   (2,514)        (3,054)
    Increase in accounts payable                               77,432         73,623
   (Increase) decrease in accrued payroll, vacation pay
      and payroll taxes                                         6,657        (12,104)
    Decrease in deferred revenues                             (13,332)       (17,402)
    Increase (decrease) in accrued expenses                   157,478        (88,120)
                                                          -----------    -----------
Net cash used in operating activities                        (556,052)      (690,879)
                                                          -----------    -----------

Cash flows from investing activities:
    Purchases of equipment                                     (3,534)       (42,667)
                                                          -----------    -----------
Net cash used in investing activities                          (3,534)       (42,667)
                                                          -----------    -----------

Cash flows from financing activities:
    Proceeds from the exercise of stock options                 6,750         27,900
    Proceeds from borrowings from line of credit              250,000           --
                                                          -----------    -----------
Net cash provided by financing activities                     256,750         27,900
                                                          -----------    -----------

Net decrease in cash and cash equivalents                    (302,836)      (705,646)
Cash and cash equivalents at beginning of period              655,836      1,934,541
                                                          -----------    -----------
Cash and cash equivalents at end of period                $   353,000    $ 1,228,895
                                                          ===========    ===========

Taxes paid                                                $      --      $      --
Interest paid                                             $      --      $      --


               See accompanying notes to condensed financial statements

                        TEL-INSTRUMENT ELECTRONICS CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1    Basis of Presentation
------    ---------------------

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of Tel-Instrument Electronics Corp. as of June 30, 2007, the results of operations for the three months ended June 30, 2007 and June 30, 2006, and statements of cash flows for the three months ended June 30, 2007 and June 30, 2006. These results are not necessarily indicative of the results to be expected for the full year.

The financial statements have been prepared in accordance with the requirements of Form 10-Q and consequently do not include disclosures normally made in an Annual Report on Form 10-K. The March 31, 2007 balance sheet included herein was derived from the audited financial statements included in the Company's annual report on Form 10-K. Accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2007.

Note 2    Revenue Recognition - Percentage-of-Completion - ITATS
------    ------------------------------------------------------

Due to the unique nature of the ITATS program wherein a significant portion of this contract will not be delivered for over a year, revenues under this contract are recognized on a percentage-of-completion basis. All expenses related to this contract are charged to cost of sales. The Company also receives progress billings on this program, which is a funding mechanism by the government to assist contractors on long-term contracts prior to delivery.

Note 3    Accounts Receivable, net
------    ------------------------

Accounts receivable, net consist of:

                                                         June 30, 2007      March 31, 2007
                                                          -----------        -----------
                  Commercial                              $   369,954        $   678,688
                  Government                                  927,117            338,070
                  Unbilled government receivables*            708,919               --
                  Less: Allowance for doubtful accounts       (34,386)           (34,544)
                                                          -----------        -----------

                                                          $ 1,971,604        $   982,214
                                                          ===========        ===========

                  *  Unbilled government receivables represent the sales accrued on a percentage-of-completion basis less amounts invoiced to government



Note 4    Inventories, net
------    ----------------

Inventories, net consist of:                             June 30, 2007      March 31, 2007
                                                          -----------        -----------
                  Purchased parts                         $ 1,312,605        $ 1,414,558
                  Work-in-process                             872,957          1,171,998
                  Finished goods                              352,014            220,896
                  Less:  Reserve for obsolescence            (361,810)          (346,810)
                                                          -----------        -----------

                                                          $ 2,175,766        $ 2,460,642
                                                          ===========        ===========

                        TEL-INSTRUMENT ELECTRONICS CORP.
                        --------------------------------
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
        ----------------------------------------------------------------

Note 5    Earnings Per Share
------    ------------------

The Company's basic loss per common share is based on net loss for the relevant period, divided by the weighted average number of common shares outstanding during the period. Diluted loss per common share is based on net loss, divided by the weighted average number of common shares outstanding during the period.
Diluted loss per share for the periods ended June 30, 2007 and 2006 does not include common stock equivalents, as these would be antidilutive.

                                                                Three Months Ended       Three Months Ended
                                                                ------------------       ------------------
                                                                   June 30, 2007            June 30, 2006
                                                                   -------------            -------------
Basic net loss per share computation:
  Net loss attributable to common stockholders                     $   (83,374)             $  (271,154)
  Weighted-average common shares outstanding                         2,342,581                2,283,256
  Basic net loss per share attributable to common stockholders     $     (0.04)             $     (0.12)
Diluted net loss per share computation
  Net loss attributable to common stockholders                     $   (83,374)             $  (271,154)
  Weighted-average common shares outstanding                         2,342,581                2,283,256
  Incremental shares attributable to the assumed exercise of
       outstanding stock options                                          --                       --
  Total adjusted weighted-average shares                             2,342,581                2,283,256
  Diluted net loss per share attributable to common stockholders   $     (0.04)             $     (0.12)


Note 6    Stock Options
------    -------------

Effective April 1, 2006, the Company adopted Statement of Financial Accounting
Standards No. 123R, "Share-Based Payment" ("SFAS 123R"), utilizing the modified prospective method. SFAS 123R requires the measurement of stock-based compensation based on the fair value of the award on the date of grant. Under the modified prospective method, the provisions of SFAS 123R apply to all awards granted after the date of adoption. The Company recognizes compensation cost on awards on a straight-line basis over the vesting period, typically four years.
As a result of adopting SFAS 123(R), the loss before taxes was charged $7,501 and $-0- for three months ended June 30, 2007 and 2006, respectively. Prior to the adoption of SFAS 123R, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion
No. 25, "Accounting for Stock Issued to Employees," and related interpretations.
The Company estimates the fair value of each option using the Black Scholes option-pricing model with the following weighted-average assumptions: expected dividend yield of 0.0%, risk-free interest rate of 4.77%, volatility at 50.16% to 56.94%, and an expected life of 5 years for the three months ended June 30, 2007; expected dividend yield of 0.0%, risk-free interest rate of 5%, volatility at 50% and an expected life of 5 years for the three months ended June 30, 2006.
The Company estimates forfeiture rate based on historical data. Based on an analysis of historical information, the Company has applied a forfeiture rate of 15%.

                        TEL-INSTRUMENT ELECTRONICS CORP.
                        --------------------------------
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
        ----------------------------------------------------------------

Note 7    Segment Information
------    -------------------

Information is presented for the Company's three reportable segments, avionics government, avionics commercial and marine systems. There are no inter-segment revenues.

The Company is organized primarily on the basis of its avionics and marine instrument products. The avionics government market consists primarily of the design, manufacture, and sale of test equipment to U.S. and foreign governments and militaries, either direct or through distributors. The avionics commercial market consists primarily of the design, manufacture, and sales of test equipment to domestic and foreign airlines, to commercial distributors and to general aviation repair and maintenance shops. The avionics commercial market also includes sales related to repairs and calibration which have lower gross margins. The Company primarily develops and designs test equipment for the avionics industry and, as such, the Company's products and designs cross segments. The marine instrumentation systems segment consists of sales to hydrographic, oceanographic, researchers, engineers, geophysicists and surveyors.

The table below presents information about sales and gross margin. Cost of sales includes indirect costs based on allocation factors. Engineering, research and development expenses, and marketing and selling expenses represent direct expenses for the avionics and marine segments.

  Three Months Ended                  Avionics     Avionics        Avionics         Marine      Corporate
  ------------------                  --------     --------        --------         ------      ---------
  June 30, 2007                          Gov't      Comm'l.           Total        Systems          Items           Total
  -------------                          -----      -------           -----        -------          -----           -----
  Net sales                        $ 2,060,307     $895,432     $ 2,955,739      $ 125,313                    $ 3,081,052
  Cost of Sales                      1,264,326      490,611       1,754,937         75,898                      1,830,835
                                    ----------     --------     -----------      ---------                    -----------

  Gross Margin                         795,981      404,821       1,200,802         49,415                      1,250,217
                                       -------      -------       ---------         ------                      ---------

  Engineering, research, and
   development                                                      763,374         38,789                        802,163
  Selling, general, and admin.                                      288,509         33,706      $ 258,892         581,107
  Interest (income) expense,net                                       5,786           --             --             5,786
                                                                      -----          -----          -----           -----
  Total expenses                                                  1,057,669         72,495        258,892       1,389,056
                                                                  ---------         ------        -------       ---------

  Income (loss) before income
       taxes                                                      $ 143,133     $ (23,080)     $(258,892)      $ (138,839)
                                                                  =========     =========      =========       ==========

Segment assets                     $ 1,910,624     $390,254     $ 2,300,878     $ 483,809      $3,752,267     $ 6,536,954
                                   ===========     ========     ===========     =========      ==========     ===========

  Three Months Ended                  Avionics     Avionics        Avionics         Marine      Corporate
  ------------------                  --------     --------        --------         ------      ---------
  June 30, 2006                          Gov't      Comm'l.           Total        Systems          Items           Total
  -------------                          -----      -------           -----        -------          -----           -----
  Net sales                        $ 1,003,550     $640,068     $ 1,643,618      $ 121,433                    $ 1,765,051
  Cost of Sales                        456,587      411,655         868,242         91,231                        959,473
                                       -------      -------         -------         ------                        -------

  Gross Margin                         546,963      228,413         775,376         30,202                        805,578
                                       -------      -------         -------         ------                        -------

  Engineering, research, and
   development                                                      592,097         53,084                        645,181
  Selling, general, and admin.                                      297,914         52,285      $ 271,924         622,123
  Interest (income) expense,net                                     (10,180)           --             --          (10,180)
                                                                    -------         -------       -------         -------
  Total expenses                                                    879,831        105,369        271,924       1,257,124
                                                                    -------        -------        -------       ---------

  Income (loss) before income
        taxes                                                   $ (104,455)     $ (75,167)     $(271,924)      $ (451,546)
                                                                ==========      =========      =========       ==========

                        TEL-INSTRUMENT ELECTRONICS CORP.
                        --------------------------------
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
        ----------------------------------------------------------------

Note 8    Income Taxes
------    ------------

The Company adopted the provisions of Financial Accounting Standards Board ("FASB") Interpretation No. 48 ("FIN 48"), Accounting for Uncertainty in Income Taxes- an Interpretation of FASB Statement No. 109, on April 1, 2007. The Company has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The Company did not have any unrecognized tax benefits and there was no effect on our financial condition or results of operations as a result of implementing FIN 48.

The tax effect of temporary differences, primarily net operating loss carryforwards, asset reserves and accrued liabilities, gave rise to the Company's deferred tax asset in the accompanying June 30, 2007 and March 31, 2007 consolidated balance sheets. Deferred income taxes are recognized for the tax consequence of such temporary differences at the enacted tax rate expected to be in effect when the differences reverse.

Note 9    Stock Options
------    -------------

During the quarter ended June 30, 2007 stock options for 3,000 shares were exercised for total proceeds of $6,750.

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
-------   -------------------------------------------
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

Revenue recognition - revenues are recognized at the time of shipment to, or acceptance by customer provided title and risk of loss is transferred to the customer. Provisions, when appropriate, are made where the right to return exists. Revenues under short-term service contracts are recognized when the services are performed.

Due to the unique nature of the ITATS program wherein a significant portion of this contract will not be delivered for over a year, revenues under this contract are recognized on a percentage-of-completion basis, which recognizes sales and profit as it is earned. All expenses related to this contract are charged to cost of sales. The Company also receives progress billings on this program, which is a funding mechanism by the government to assist contractors on long-term contracts prior to delivery.

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

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
-------   -------------------------------------------
          RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)
          ---------------------------------------------------------


Critical Accounting Policies (continued)
----------------------------------------

Accounts receivable - the Company performs ongoing credit evaluations of its customers and adjusts credit limits based on customer payment and current credit worthiness, as determined by review of their current credit information. The Company continuously monitors credits and payments from its customers and maintains provision for estimated credit losses based on its historical experience and any specific customer issues that have been identified. While such credit losses have historically been within expectation and the provision established, the Company cannot guarantee that this will continue.


Warranty/enhancement reserves - warranty/enhancement reserves are based upon historical rates and specific items that are identifiable and can be estimated at time of sale. While warranty/enhancement costs have historically been within expectations and the provisions established, future warranty/enhancement costs could be in excess of the Company's warranty/enhancement reserves. A significant increase in these costs could adversely affect the Company's operating results for the period and the periods these additional costs materialize. Warranty/enhancement reserves are adjusted from time to time when actual warranty/enhancement claim experience differs from estimates.

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

General
-------

Management's discussion and analysis of results of operations and financial condition is intended to assist the reader in the understanding and assessment of significant changes and trends related to the results of operations and financial position of the Company together with its subsidiary. This discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying financial notes in the Company's Annual Report on Form 10-K for the year ended March 31, 2007.

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

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
-------   -------------------------------------------
          RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)
          ---------------------------------------------------------


Results of Operations
---------------------

Overview
--------

In the first quarter of fiscal year 2008 sales increased over sales for each quarter of the prior fiscal year to over $3 million, and the loss before taxes was reduced to approximately $140K. This increase in sales is primarily attributed to the following:

     o In fiscal year 2007, the Company was awarded the AN/ARM-206 Intermediate Level TACAN Test Set (ITATS) contract for $4.4 million. Since this contract has a long duration, revenues under this contract have been recognized on a percentage-of-completion basis. For the first three months of fiscal year 2008, revenues under this contract were approximately $736,000. However, the gross profit (approximately
          71K) for this contract is significantly less than the Company's historical gross profit due to use of an engineering subcontractor, and the competitiveness of the bidding process.

     o The shipment of T-47N test sets to the Royal Australian Air Force (through the Company's distributor) for approximately $600,000.

     o    Increase in shipments of the TR-220 Multi-Function test set.

Over the last two calendar years the Company has won competitive awards for two major contracts, CRAFT and ITATS, from the U.S. Navy. These contracts include multi-year production deliveries, commencing late in calendar year 2008, and have an aggregate value of approximately $30 million. The products under these contracts represent cutting edge technology, and should provide Tel with a competitive advantage for years to come. Shipments under the Company's long-term An/APM-480 contract concluded in December 2006.

Research and development expenditures will continue to remain high for the next several quarters to support the CRAFT program that is expected to be in environmental testing in the fall of 2007, and to further improve existing products. The Company has been able to partially offset some of the research and development expenditures by implementing a Profit Improvement Plan, which resulted in reductions in operating expenses.

Sales of marine products remained flat for the first quarter of fiscal year 2008 as compared to the same period of the prior year. The Company reduced expenses pursuant to its profit improvement plan, but current sales volume remains inadequate to cover existing expenses. ITI's sales have not grown as expected and the Company is closely monitoring its performance, and is evaluating its future potential.

While the near-term competitive and economic situation remains difficult for both the avionics and marine system markets, management remains optimistic about the Company's prospects and improving results. Tel has significantly upgraded its management team and engineering staff over the last several years and the new digital technology incorporated into the AN/USM-708 and AN/ARM-206 units could have applications outside of Tel's traditional avionics business as well as increasing opportunities in regular markets.

As a consequence of operating losses, working capital, stockholders' equity, and cash have declined. However, the Company believes that it has adequate liquidity, resources and backlog to fund operating plans for the next 12 months, and until deliveries of its new units commence.

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
------    -------------------------------------------
          RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)
          ---------------------------------------------------------


Results of Operations (continued)
---------------------------------

Overview (continued)
--------------------

At June 30, 2007, the Company's backlog was approximately $8.7 million as compared to approximately $8.8 million at June 30, 2006, which also included $4.4 million for the ITATS program. Historically, commercial and government orders received by the Company, other than for larger programs, like the AN/APM-480 or AN/USM-708, are received and shipped within the year and, as such, are not reflected in year-end backlog.

Sales
-----

For the first quarter ended June 30, 2007, total sales increased $1,316,001 (74.6%) to $3,081,052 as compared to $1,765,051 for the same quarter in the prior year. Avionics sales increased $1,312,121 (79.8%) to $2,955,739 and marine systems sales increased $3,880 (3.2%) to $125,313 for the quarter ended June 30, 2007 as compared to the quarter ended June 30, 2006. Avionics Government sales increased $1,056,757 (105.3%) to $2,060,307 for the period as compared to $1,003,550 for the same period last year. The increase in Avionics Government sales is attributed to revenues of approximately $736,000 from the ITATS contract, which are recognized on a percentage-of-completion basis and the shipment of T-47N test sets to the Royal Australian Air Force (through the Company's distributor) for approximately $600,000, partially offset by lower revenues in other products. Avionics Commercial sales increased $255,364 (39.9%) to $895,432 for the three months ended June 30, 2007 as compared to $640,068 in the same period in the prior year, attributed mostly to an increase in shipments of the TR-220 Multi-Function Test set.


Gross Margin
------------

Gross margin increased $444,639 (55.2%) to $1,250,217 for the three months ended June 30, 2007 as compared to $805,578 in the same three months in the prior fiscal year. The increase in gross margin is attributed to the increase in volume. The gross margin percentage for the three months ended June 30, 2007 was 40.6% as compared to 45.6% for the three months ended June 30, 2006. The decrease in gross profit percentage is primarily attributed to the lower gross profit percentage on the ITATS contract.

Operating Expenses
------------------

Selling, general and administrative expenses decreased $41,016 (6.6%) to $581,107 for the three months ended June 30, 2007, as compared to $622,123 for the three months ended June 30, 2006. This decrease is attributed to lower outside commissions ($25K), reduced sales/marketing expenses for the marine systems division ($18K), and the transfer of certain costs for work associated with the ITATS program ($17K), which are offset partially by an increase in sales salaries for the avionics division ($24K).

Engineering, research and development expenses increased $156,982 (24.3%) to $802,163,for three months ended June 30, 2007 as compared to $645,181 for the three months ended June 30, 2006. This increase is mostly attributed to efforts related to the CRAFT program.

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
-------   -------------------------------------------
          RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)
          ---------------------------------------------------------


Results of Operations (continued)
---------------------------------

Income Taxes
------------

An income tax benefit in the amount of $55,465 was recorded for the three months ended June 30, 2007 as compared to an income tax benefit of $180,392 for the quarter ended June 30, 2006 as a result of the losses before taxes. These amounts represent the effective federal and state tax rate of approximately 40% on the Company's net loss before taxes.

Net Loss
--------

As a result of the above, the Company incurred a net loss of $83,374 for the quarter ended June 30, 2007 as compared to a net loss of $271,154 for the quarter ended June 30, 2006.


Liquidity and Capital Resources
-------------------------------

At June 30, 2007 the Company had working capital of $3,106,248 as compared to $3,121,343 at March 31, 2007. For the three months ended June 30, 2007, the Company used $556,052 of cash in operations as compared to $690,879 for the three months ended June 30, 2006. This decrease in cash used in operations is primarily attributed to the reduced loss for the current quarter, a reduction in inventories, and an increase in accrued expenses, offset in part by the increase in accounts receivable.

Net cash used in investing activities decreased from $42,667 for the three months ended June 30, 2006 to $3,534 at June 30, 2007 due to lower volume of purchases of equipment.

Net cash provided by financing activities increased to $256,750 for the three months ended June 30, 2007 as compared to $27,900 for the three months ended June 30, 2006 due to the borrowing from the line of credit in the amount of $250,000. The Company has a line of credit of $1,750,000 from Bank of America. The line of credit bears an interest rate of 0.5% above the lender's prevailing base rate, and is payable monthly based upon the outstanding balance. The Company does not pay to maintain this open line. At June 30, 2007 the Company had an outstanding balance of $250,000 on which it pays 8.75% interest. The line of credit is collateralized by substantially all of the assets of the Company and expires in September 2007.

As a consequence of operating losses, the working capital, stockholders' equity, and cash have declined. However, the Company believes that it has adequate liquidity, borrowing resources and backlog to fund operating plans for the next twelve months, and until deliveries of its new units commence. Currently, the Company has no material capital expenditure requirements.

There was no significant impact on the Company's operations as a result of inflation for the three months ended June 30, 2007. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended March 31, 2007.

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

Item 4.   Controls and Procedures
-------   -----------------------

The Company adopted disclosure controls and procedures, as called for by the recently adopted legislation and rules of the Securities and Exchange Commission. Under Rules promulgated by the SEC, disclosure controls and procedures are defined as "those controls or other procedures of the issuer that are designed to ensure that information required to be disclosed by the issuer in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the commission's rules and forms." The Chief Executive Officer and Principal Accounting Officer evaluated the Company's Disclosure Controls and Procedures at June 30, 2007 and have concluded that they are effective, based on their evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.

There were no changes in internal control over financial reporting identified in connection with the evaluation as of June 30, 2007 by the Chief Executive Officer and Principal Accounting Officer, required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15, which occurred during our last fiscal quarter and which have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.


                           Part II. Other Information
                           --------------------------

Item 1.   Legal Proceedings
-------   -----------------

          None.

Item 1A.  Risk Factors
--------  ------------

          Information related to our risk factors are disclosed under Item 1A to
          Part I of our Annual Report on Form 10-K for the year ended March 31, 2007.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds
-------   -----------------------------------------------------------

There were no unregistered sales of equity securities and there were no repurchases of equity securities during the Company's first quarter ended June 30, 2007.

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

                                          TEL-INSTRUMENT ELECTRONICS CORP.

Date:    August 14, 2007                  By:  /s/  Harold K. Fletcher
                                             --------------------------------
                                                    Harold K. Fletcher
                                                   Chairman and President



Date:   August 14, 2007                   By:  /s/  Joseph P. Macaluso
                                             --------------------------------
                                                    Joseph P. Macaluso
                                                    Principal Accounting Officer