Form 10-Q
period 2007-09-30
TEL INSTRUMENT ELECTRONICS CORP
filed 2007-11-14
CIK 96885

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                    ________________________________________

                                    FORM 10-Q

       X           QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2007

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

    2,379,831 shares of Common stock, $.10 par value as of November 7, 2007.

                     TEL-INSTRUMENT ELECTRONICS CORPORATION
                     --------------------------------------

                                TABLE OF CONTENTS
                                -----------------



                                                                            PAGE
                                                                            ----
              Part I - Financial Information

Item 1.       Condensed Consolidated Financial Statements (Unaudited):

              Condensed Consolidated Balance Sheets
              September 30, 2007 and March 31, 2007 (Audited)                1

              Condensed Consolidated Statements of Operations -
              Three and Six Months Ended September 30, 2007 and 2006         2

              Condensed Consolidated Statements of Cash Flows -
              Six Months Ended September 30, 2007 and 2006                   3

              Notes to Condensed Consolidated Financial Statements          4-8

Item 2.       Management's Discussion and Analysis of the Results of
              Operations and Financial Condition                            9-15

Item 3.       Quantitative and Qualitative Disclosures about Market Risk     16

Item 4.       Controls and Procedures                                        16

              Part II - Other Information

Item 1.       Legal Proceedings                                              16

Item 1A.      Risk Factors                                                   16

Item 2.       Unregistered sales of Equity Securities and Use of Proceeds    16

Item 6.       Exhibits                                                       16



              Signatures                                                     17

              Certifications



Item 1 - Financial Statements

                     TEL-INSTRUMENT ELECTRONICS CORPORATION
                     --------------------------------------

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------



ASSETS                                                         September 30, 2007     March 31, 2007
------                                                         ------------------     --------------
                                                                      (Unaudited)
Current assets:
  Cash and cash equivalents                                           $   243,735        $   655,836
  Accounts receivable, net                                              2,620,575            982,214
  Inventories, net                                                      2,188,586          2,460,642
  Taxes receivable                                                         28,776             28,776
  Prepaid expenses and other current assets                               112,543             98,053
  Deferred income taxes                                                   469,370            395,756
                                                                      -----------        -----------
Total current assets                                                    5,663,585          4,621,277

Property, plant and equipment, net                                        545,217            625,247
Deferred income taxes - non-current                                       800,000            800,000
Other assets                                                               84,632             81,318
                                                                      -----------        -----------

Total assets                                                          $ 7,093,434        $ 6,127,842
                                                                      ===========        ===========

LIABILITIES & STOCKHOLDERS EQUITY

Current liabilities:
  Convertible note payable - related party - current portion          $    50,000        $    50,000
  Line of credit                                                          350,000               --
  Accounts payable                                                        808,580            372,106
  Deferred revenues                                                       112,519            115,409
  Accrued payroll, vacation pay, and payroll taxes                        332,075            353,727
  Accrued expenses                                                        814,751            608,692
                                                                      -----------        -----------
Total current liabilities                                               2,467,925          1,499,934

Deferred revenues                                                          23,656             23,656
Convertible note payable - related party - long-term                       50,000             50,000
                                                                      -----------        -----------

Total liabilities                                                       2,541,581          1,573,590
                                                                      -----------        -----------

Commitments

Stockholders' equity:
   Common stock, par value $.10 per share, 2,379,831 and
       2,341,861 issued and outstanding as of September 30,
       2007, and March 31, 2007, respectively                             237,983            234,186
   Additional paid-in capital                                           4,480,444          4,380,149
   Accumulated deficit                                                   (166,574)           (60,083)
                                                                      -----------        -----------

Total stockholders' equity                                              4,551,853          4,554,252
                                                                      -----------        -----------

                         Total liabilities and stockholders' equity   $ 7,093,434        $ 6,127,842
                                                                      ===========        ===========


See accompanying notes to condensed financial statements

                                    TEL-INSTRUMENT ELECTRONICS CORPORATION
                                    --------------------------------------

                                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                -----------------------------------------------
                                                  (Unaudited)



                                             Three Months Ended                      Six Months Ended
                                     Sept. 30, 2007     Sept. 30, 2006     Sept. 30, 2007     Sept. 30, 2006

Net sales                               $ 2,968,247        $ 2,127,349        $ 6,049,299        $ 3,892,400

Cost of sales                             1,709,460          1,056,189          3,540,295          2,015,662
                                        -----------        -----------        -----------        -----------

Gross margin                              1,258,787          1,071,160          2,509,004          1,876,738

Operating expenses
  Selling, general and administrative       648,445            649,966          1,229,552          1,272,089
  Engineering, research and
    Development                             644,561            569,919          1,446,724          1,215,100
                                        -----------        -----------        -----------        -----------

Total operating expenses                  1,293,006          1,219,885          2,676,276          2,487,189
                                        -----------        -----------        -----------        -----------

     Loss from operations                   (34,219)          (148,725)          (167,272)          (610,451)

Interest income (expense):
  Interest income                             6,521             12,804              9,682             25,254
  Interest expense                          (10,798)            (2,264)           (19,745)            (4,534)
                                        -----------        -----------        -----------        -----------

Loss before taxes                           (38,496)          (138,185)          (177,335)          (589,731)

Income tax benefit                          (15,379)           (55,207)           (70,844)          (235,599)
                                        -----------        -----------        -----------        -----------

Net loss                                $   (23,117)       $   (82,978)       $  (106,491)       $  (354,132)

Basic and diluted loss per common       $     (0.01)       $     (0.04)       $     (0.05)       $     (0.15)
                                        ===========        ===========        ===========        ===========
share

Dividends per share                            None               None               None               None
Weighted average shares outstanding
     Basic and diluted                    2,362,331          2,298,631          2,353,545          2,290,381


See accompanying notes to condensed financial statements

                          TEL-INSTRUMENT ELECTRONICS CORPORATION
                          --------------------------------------

                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -----------------------------------------------
                                        (Unaudited)
                                        -----------



                                                                 Six Months Ended
                                                        Sept. 30, 2007     Sept. 30, 2006
                                                        --------------     --------------
Cash flows from operating activities:
Net loss                                                   $  (106,491)       $  (354,132)
Adjustments to reconcile net loss to net cash
        used in operating activities:

    Deferred income taxes                                      (73,614)          (235,599)
    Non-cash stock-based compensation                           16,492               --
    Depreciation                                               119,616            131,105
Changes in operating assets or liabilities:
   (Increase) in accounts receivable                        (1,638,361)           (14,932)
    Decrease (increase) in inventories, net                    272,056            (11,973)
    (increase)decrease in prepaid expenses and
       other current assets                                    (14,490)            50,816
    Increase in other assets                                    (3,314)            (8,549)
    Increase (decrease) in accounts payable                    436,474             (5,550)
    Decrease in deferred revenues                               (2,890)            (8,725)
    Decrease increase  in accrued payroll, vacation pay,
       and payroll taxes                                       (21,652)           (37,522)
   (Decrease) increase in accrued expenses                     206,059           (292,183)
                                                           -----------        -----------

Net cash used in operating activities                         (810,115)          (787,244)
                                                           -----------        -----------
Cash flows from investing activities:

  Purchases of property, plant and equipment                   (39,586)           (51,941)
                                                           -----------        -----------
Net cash used in investing activities                          (39,586)           (51,941)
                                                           -----------        -----------

Cash flows from financing activities:
  Proceeds from exercise of stock options                       87,600             37,050
  Proceeds from borrowings from line of credit                 350,000               --
                                                           -----------        -----------
  Net cash provided by financing activities                    437,600             37,050
                                                           -----------        -----------

Net decrease in cash and cash equivalents                     (412,101)          (802,135)
Cash and cash equivalents at beginning of period               655,836          1,934,541
                                                           -----------        -----------
Cash and cash equivalents at end of period                 $   243,735        $ 1,132,406
                                                           ===========        ===========

Supplemental information

     Interest paid                                         $    15,542        $      --
                                                           ===========
     Taxes paid                                            $      --          $      --
                                                           ===========


See accompanying notes to condensed financial statements

                        TEL-INSTRUMENT ELECTRONICS CORP.
                        --------------------------------
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------


Note 1        Basis of Presentation
------        ---------------------

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position of Tel-Instrument Electronics Corp as of September 30, 2007, the results of operations for the three and six months ended September 30, 2007 and September 30, 2006, and cash flows for the six months ended September 30, 2007 and September 30, 2006. These results are not necessarily indicative of the results to be expected for the full year.

The financial statements have been prepared in accordance with the requirements of Form 10-Q and consequently do not include disclosures normally made in an Annual Report on Form 10-K. The March 31, 2007 results included herein have been derived from the audited financial statements included in the Company's annual report on Form 10-K. Accordingly, the financial statements included herein should be reviewed in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2007.

Note 2        Revenue Recognition - Percentage-of-Completion - ITATS
------        ------------------------------------------------------

Due to the unique nature of the ITATS (Intermediate Level TACAN Test Set) program wherein a significant portion of this contract will not be delivered for over a year, revenues under this contract are recognized on a percentage-of-completion basis. All expenses related to this contract are charged to cost of sales, and revenues are derived based on the incurred costs. The Company also receives progress billings on this program, which is a funding mechanism by the government to assist contractors on long-term contracts prior to delivery. See Critical Accounting Policies - Revenue Recognition.

Note 3        Accounts Receivable, net
------        ------------------------

Accounts receivable, net, consist of:

                                          September 30, 2007     March 31, 2007

              Commercial                         $   483,750        $   338,070
              Government                           1,403,661            678,688
              Unbilled government receivables *      766,965               --
              Allowance for doubtful accounts        (33,801)           (34,544)
                                                 -----------        -----------
              Total                              $ 2,620,575        $   982,214
                                                 ===========        ===========

              * Unbilled government receivables represents the sales accrued on a percentage-of-completion basis less amounts invoiced to the government.



                        TEL-INSTRUMENT ELECTRONICS CORP.
                        --------------------------------
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
        ----------------------------------------------------------------


Note 4        Inventories, net

Inventories, net, consist of:
                                            September 30, 2007   March 31, 2007
                                            ------------------   --------------

              Purchased parts                      $ 1,383,116     $  1,414,558
              Work-in-process                          973,733        1,171,998
              Finished goods                           199,678          220,896
              Less:  Reserve for obsolescence (a)     (367,941)        (346,810)
                                                   -----------     ------------
              Total                                $ 2,188,586     $  2,460,642
                                                   ===========     ============

              (a) Reserve primarily relates to purchased parts

Note 5        Loss Per Share
------        --------------

Both the Company's basic loss per common share and its diluted loss per common share are based on the net loss for the relevant period, divided by the weighted average number of common shares outstanding during the period. Diluted loss per share for the periods ended September 30, 2007 and 2006 does not include common stock equivalents, as these would be antidilutive.

                                                                        Three Months Ended     Three Months Ended
                                                                        ------------------     ------------------
                                                                        September 30, 2007     September 30, 2006
                                                                        ------------------     ------------------
Basic net loss per share computation:
  Net loss attributable to common stockholders                          $          (23,117)    $          (82,978)
  Weighted-average common shares outstanding                                     2,362,331              2,298,631
  Basic net loss per share attributable to common stockholders          $            (0.01)    $            (0.04)
Diluted net loss per share computation
  Net loss attributable to common stockholders                          $          (23,117)    $          (82,978)
  Weighted-average common shares outstanding                                     2,362,331              2,298,631
  Incremental shares attributable to the assumed exercise of
       outstanding stock options                                                      --                     --
  Total adjusted weighted-average shares                                         2,362,331              2,298,631
  Diluted net loss per share attributable to common stockholders        $            (0.01)    $            (0.04)

                                                                          Six Months Ended       Six Months Ended
                                                                          ----------------       ----------------
                                                                        September 30, 2007     September 30, 2006
                                                                        ------------------     ------------------
Basic net loss per share computation:
  Net loss attributable to common stockholders                          $         (106,491)    $         (354,132)
  Weighted-average common shares outstanding                                     2,353,545              2,290,381
  Basic net loss per share attributable to common stockholders          $            (0.05)    $            (0.15)
Diluted net loss per share computation
  Net loss attributable to common stockholders                          $         (106,491)    $         (354,132)
  Weighted-average common shares outstanding                                     2,353,545              2,290,381
  Incremental shares attributable to the assumed exercise of
       outstanding stock options                                                      --                     --
  Total adjusted weighted-average shares                                         2,353,545              2,290,381
  Diluted net loss per share attributable to common stockholders        $            (0.05)    $            (0.15)

                        TEL-INSTRUMENT ELECTRONICS CORP.
                        --------------------------------
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
        ----------------------------------------------------------------


Note 6        Stock Options
------        -------------

Effective April 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R, "Share-Based Payment" ("SFAS 123R"), utilizing the modified prospective method. SFAS 123R requires the measurement of stock-based compensation based on the fair value of the award on the date of grant. Under the modified prospective method, the provisions of SFAS 123R apply to all awards granted after the date of adoption. The Company recognizes compensation cost on awards on a straight-line basis over the vesting period, typically four years. As a result of adopting SFAS 123(R), the loss before taxes was charged $8,991 and $-0- for three months ended September 30, 2007 and 2006, respectively, and $16,492 and $-0- for the six months ended September 30, 2007, and 2006, respectively. Prior to the adoption of SFAS 123R, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, which required supplemental disclosure, but did not impact the financial statements. The Company estimates the fair value of each option granted using the Black Scholes option-pricing model with the following weighted-average assumptions: expected dividend yield of 0.0%, risk-free interest rate 3.99% to 5.0%, volatility at 45.53% to 56.94%, and an expected life of 5 years for the six months ended September 30, 2007; expected dividend yield of 0.0%, risk-free interest rate of 5%, volatility at 50% and an expected life of 5 years for the six months ended September 30, 2006. The Company estimates forfeiture rate based on historical data. Based on an analysis of historical information, the Company has applied a forfeiture rate of 15%.



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

  Three Months Ended                       Avionics       Avionics        Avionics        Marine       Corporate
  ------------------                       --------       --------        --------        ------       ---------
  September 30, 2007                          Gov't        Comm'l.           Total       Systems           Items           Total
  ------------------                          -----        -------           -----       -------           -----           -----
  Net sales                             $ 1,984,511    $   860,181     $ 2,844,692   $   123,555                     $ 2,968,247
  Cost of sales                           1,126,868        497,115       1,623,983        85,477                       1,709,460
                                          ---------        -------       ---------        ------                       ---------

  Gross margin                              857,643        363,066       1,220,709        38,078                       1,258,787
                                            -------        -------       ---------        ------                       ---------

  Engineering, research, & dev.                                            607,721        36,840                         644,561
  Selling, general, and admin.                                             318,521        42,939     $   286,985         648,445
  Interest expense, net                                                      4,277          --              --             4,277
                                                                             -----        ------     -----------           -----
  Total expenses                                                           930,519        79,779         286,985       1,297,283
                                                                           -------        ------         -------       ---------

  Income (loss) before taxes                                           $   290,190   $   (41,701)    $  (286,985)    $   (38,496)
                                                                       ===========   ===========     ===========     ===========

  Segment assets                        $ 2,588,035    $   530,587     $ 3,118,622   $   515,592     $ 3,459,220     $ 7,093,434
                                        ===========    ===========     ===========   ===========     ===========     ===========


  Three Months Ended                       Avionics       Avionics        Avionics        Marine       Corporate
  ------------------                       --------       --------        --------        ------       ---------
  September 30, 2006                          Gov't        Comm'l.           Total       Systems           Items           Total
  ------------------                          -----        -------           -----       -------           -----           -----
  Net sales                             $ 1,242,366    $   601,490     $ 1,843,856   $   283,493                     $ 2,127,349
  Cost of sales                             496,349        348,761         845,110       211,079                       1,056,189
                                            -------        -------         -------       -------                       ---------

  Gross margin                              746,017        252,729         998,746        72,414                       1,071,160
                                            -------        -------         -------        ------                       ---------

  Engineering, research, & dev.                                            523,854        46,065                         569,919
  Selling, general, and admin.                                             317,398        33,767     $   298,801         649,966
  Interest income, net                                                     (10,540)         --              --           (10,540)
                                                                           -------        ------         -------       ---------
  Total expenses                                                           830,712        79,832         298,801       1,209,345
                                                                           -------        ------         -------       ---------

  Income (loss) before taxes                                           $   168,034   $    (7,418)    $  (298,801)    $  (138,185)
                                                                       ===========   ===========     ===========     ===========

                                                 TEL-INSTRUMENT ELECTRONICS CORP.
                                                 --------------------------------
                                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                 ----------------------------------------------------------------


Note 7        Segment Information (continued)
------        -------------------------------

  Six Months Ended                         Avionics       Avionics        Avionics        Marine      Corporate
  ----------------                         --------       --------        --------        ------      ---------
  September 30, 2007                          Gov't        Comm'l.           Total       Systems          Items            Total
  ------------------                          -----        -------           -----       -------          -----            -----
  Net sales                             $ 4,044,818    $ 1,755,613     $ 5,800,431   $   248,868                     $ 6,049,299
  Cost of sales                           2,391,194        987,726       3,378,920       161,375                       3,540,295
                                          ---------        -------       ---------       -------                       ---------

  Gross margin                            1,653,624        767,887       2,421,511        87,493                       2,509,004
                                          ---------        -------       ---------        ------                       ---------

  Engineering, research, & dev.                                          1,371,095        75,629                       1,446,724
  Selling, general, and admin.                                             607,030        76,645    $   545,877        1,229,552
  Interest expense, net                                                     10,063          --             --             10,063
                                                                            ------       -------        -------        ---------
  Total expenses                                                         1,988,188       152,274        545,877        2,686,339
                                                                         ---------       -------        -------        ---------
  Income (loss) before taxes                                           $   433,323   $   (64,781)   $  (545,877)     $  (177,335)
                                                                       ===========   ===========    ===========      ===========


  Six Months Ended                         Avionics       Avionics        Avionics        Marine      Corporate
  ----------------                         --------       --------        --------        ------      ---------
  September 30, 2006                          Gov't        Comm'l.           Total       Systems          Items            Total
  ------------------                          -----        -------           -----       -------          -----            -----
  Net sales                             $ 2,245,916    $ 1,241,558     $ 3,487,474   $   404,926                     $ 3,892,400
  Cost of sales                             952,936        760,416       1,713,352       302,310                       2,015,662
                                            -------        -------       ---------       -------                       ---------

  Gross margin                            1,292,980        481,142       1,774,122       102,616                       1,876,738
                                          ---------        -------       ---------       -------                       ---------

  Engineering, research, & dev.                                          1,115,951        99,149                       1,215,100
  Selling, general, and admin.                                             615,312        86,052    $   570,725        1,272,089
  Interest income, net                                                     (20,720)         --             --            (20,720)
                                                                          --------       -------        -------         --------
  Total expenses                                                         1,710,543       185,201        570,725        2,466,469
                                                                         ---------       -------        -------        ---------
  Income (loss) before taxes                                           $    63,579   $   (82,585)   $  (570,725)     $  (589,731)
                                                                       ===========   ===========    ===========      ===========

Note 8        Income Taxes
------        ------------

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

The tax effect of temporary differences, primarily net operating loss carryforwards, asset reserves and accrued liabilities, gave rise to the Company's deferred tax asset in the accompanying September 30, 2007 and March
31, 2007 consolidated balance sheets. Deferred income taxes are recognized for the tax consequence of such temporary differences at the enacted tax rate expected to be in effect when the differences reverse.

Note 9        Stock Options
------        -------------

During the quarter ended September 30, 2007 stock options for 35,000 shares were exercised for total proceeds of $80,850. For the six months ended September 30, 2007 stock options for 38,000 shares were exercised for total proceeds of $87,600. For the six months ended September 30, 2007, options for 40,250 shares expired.

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

Critical Accounting Policies
----------------------------

In preparing our financial statements and accounting for the underlying transactions and balances, we apply our accounting policies as disclosed in Note 2 of our Notes to Financial Statements included in our Form 10-K for the fiscal year ended March 31, 2007. The Company's accounting policies that require a higher degree of judgment and complexity used in the preparation of financial statements include:

Revenue recognition - revenues are recognized at the time of shipment to, or acceptance by customer provided title and risk of loss are transferred to the customer. Provisions, when appropriate, are made where the right to return exists. Revenues under short-term service contracts are recognized when the services are performed.

Due to the unique nature of the ITATS program wherein a significant portion of this contract will not be delivered for over a year, revenues under this contract are recognized on a percentage-of-completion basis, which recognizes sales and profit as it is earned, rather than at the time of shipment. All expenses related to this contract are charged to cost of sales. The Company also receives progress billings on this program, which is a funding mechanism by the government to assist contractors on long-term contracts prior to delivery.

Shipping and handling costs charged to customers are not material. The revenues and related shipping and handling costs are included in selling, general and administrative expenses.

Payments received prior to the delivery of units or services performed are recorded as deferred revenues.

Inventory reserves - inventory reserves or write-downs (primarily for purchased parts) are estimated for excess, slow-moving and obsolete inventory as well as inventory whose carrying value is in excess of net realizable value. These estimates are based on current assessments about future demands, market conditions and related management initiatives. While reserves have historically been within expectation, if market conditions and actual demands are less favorable than those projected by management, additional reserves or inventory write-downs may be required.

Item 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
-------       -------------------------------------------
              RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)
              ---------------------------------------------------------

Critical Accounting Policies (continued)
----------------------------------------

Accounts receivable - the Company performs ongoing credit evaluations of its customers and adjusts credit limits based on customer payment and current credit worthiness, as determined by review of their current credit information. The Company continuously monitors credit and payments from its customers and maintains a provision for estimated credit losses based on its historical experience and any specific customer issues that have been identified. While such credit losses have historically been within expectation and the provision established, the Company cannot guarantee that this will continue.

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

General
-------

Management's discussion and analysis of results of operations and financial condition is intended to assist the reader in the understanding and assessment of significant changes and trends related to the results of operations and financial position of the Company together with its subsidiary. This discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying notes in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2007.

The Company's avionics business is conducted in the Government and Commercial and General Aviation markets (see Note 7 of Notes to Financial Statements for segment financial information). The Company's subsidiary Innerspace Technology, Inc. ("ITI") sells products to the marine industry, and ITI's financial statements have been consolidated with the Company's financial statements.

Item 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
-------       -------------------------------------------
              RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)
              ---------------------------------------------------------

Results of Operations
---------------------

Overview
--------

For the six months ended September 30, 2007, total revenues increased approximately 55% to over $6 million, and the loss before taxes decreased from approximately $590,000 to $177,000, though the Company's gross margin percentage declined (see below). The increase in gross margin dollars, associated with the increase in revenues, was offset partially by an increase in engineering, research and development expenditures, primarily associated with the Communications/Navigation (COMM/NAV) Radio Frequency (RF) Avionics Flightline Tester ("CRAFT") program. This increase in sales is primarily attributed to the following:

     o In fiscal year 2007, the Company was awarded the AN/ARM-206 Intermediate Level TACAN Test Set (ITATS) contract for $4.4 million. Since this contract has a long duration, revenues under this contract have been recognized on a percentage-of-completion basis. For the first six months of fiscal year 2008, revenues under this contract were approximately $1,389,000. However, the gross profit margin (9.6%) for this contract is significantly less than the Company's historical gross profit margin due to use of an engineering subcontractor, and the competitiveness of the bidding process.
     o The shipment of T-47N test sets to the Royal Australian Air Force (through the Company's distributor) for approximately $600,000.
     o The shipment of T-30CM test sets under a contract from the U.S. Navy for approximately $255,000.
     o Increase in shipments of the TR-220 Multi-Function test set for approximately $289,000.

Over the last two calendar years, the Company has won competitive awards for two major contracts, CRAFT and ITATS, from the U.S. Navy. These contracts include multi-year production deliveries, commencing late in calendar year 2008 or early 2009, and have an aggregate revenue value of approximately $30 million. The products under these contracts represent cutting edge technology, and should provide Tel with a competitive advantage for years to come.

Research and development expenditures will continue to remain high for the next several quarters to support the CRAFT program (AN/USM-708). Despite ongoing changes in the Mode 5 technology and limited hardware availability for design validation, Tel has successfully demonstrated Mode 5 testing capability to the U.S. Navy and is preparing to ship several IFF/Mode 5 prototype variants of the AN/USM-708 to other military services later this calendar year. The AN/USM-708 engineering hardware design has been largely completed and the fabrication of 15 pilot production units is now in process. The Company still has to finalize some non-IFF software and conduct systems integration testing. These units are currently scheduled to undergo design validation testing and U.S. Navy TECHEVAL next summer with production currently scheduled to begin late in the 2008 calendar year or early 2009. The Navy has options for up to 750 AN/USM-708 units which, if exercised, would add about $14 million to Tel's backlog and to projected revenues over a several year period. The Navy has also announced plans to possibly purchase up to 450 additional units on a sole source basis. Given the unique nature of the design, this unit could also generate significant sales to other military customers, both domestically and overseas.

Item 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
-------       -------------------------------------------
              RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)
              ---------------------------------------------------------

Results of Operations (continued)
---------------------------------

Overview (continued)
--------------------

In July 2006, Tel was awarded a second major US Navy contract for an Intermediate Level TACAN Test Set (ITATS). This contract has options for approximately 150 units with a total value of over $12 million; the initial work authorization was $4.4 million. Tel is working with an engineering sub-contractor on this project and this program entails substantially less Tel engineering effort than the AN/USM-708. The development work remains on schedule with pilot production expected to take place next summer and production expected to commence following Navy TECHEVAL. Given the unique nature of the design, this unit could also generate significant sales to other military customers, both domestically and overseas.

Sales of marine products in our subsidiary ITI declined in the second quarter and the first six months of fiscal year 2008 as compared to the same periods of the prior year. Although the Company reduced expenses pursuant to its profit improvement plan, current sales volume remains inadequate to cover existing expenses. ITI's sales have not grown as expected and the Company is closely monitoring its performance, and is evaluating its future.

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

As a consequence of operating losses, stockholders' equity, and cash have declined. At September 30, 2007, the Company had positive working capital of $3,195,660, as compared to $3,121,343 at March 31, 2007, principally as a result of the increase in accounts receivable. The Company's credit agreement with Bank of America remains at $1,750,000, against which $350,000 has been drawn down. The bank has agreed to extend the credit agreement until September 30, 2008, and the new agreement includes a new borrowing base calculation tied to working capital. As of September 30, 2007, remaining availability under this modified line is approximately $700,000. Based upon its working capital, backlog, and credit agreement, management believes the Company has adequate funding for its operations for at least the next twelve months.

At September 30, 2007, the Company's backlog was approximately $7.3 million as compared to approximately $8.7 million at September 30, 2006. These amounts do not include any production options for CRAFT or ITATS. Historically, commercial and government orders received by the Company, other than for larger programs like the AN/APM-480 or AN/USM-708, are received and shipped within the year and, as such, backlog may not necessarily be indicative of future sales activity.

Item 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
-------       -------------------------------------------
              RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)
              ---------------------------------------------------------

Results of Operations (continued)
---------------------------------

Net Sales
---------

Total net sales increased $840,898 (39.5%) to $2,968,247 and $2,156,899 (55.4%)
to $6,049,299, respectively, for the three and six months ended September 30, 2007 as compared to the same periods in the prior fiscal year.

Net sales of avionics products increased $1,000,836 (54.3%) to $2,844,692 and $2,312,957 (66.3%) to 5,800,431 for the three and six months ended September 30, 2007, respectively, as compared to the same periods in the prior year. Marine systems sales decreased $159,938 (56.4%) to $123,555 and $156,058 (38.5%) to
$248,868 for the three and six months ended September 30, 2007, respectively, as compared to the same periods in the prior year.

Avionics commercial sales increased from prior year by $258,691 (43%) to $860,181 and $514,055 (41.4%) to $1,755,613, respectively, for the same periods.
This increase is mostly attributed to an increase in sales of the TR-220 Multi-Function Test set, and the T-36C, as a result of efforts of the Company's domestic distributors, as well as an increase in repair and parts sales. The weak financial condition of the commercial airline industry continues.

Avionics government sales increased $742,145 (59.7%) to $1,984,511 and $1,798,902 (80.1%) to $4,044,818, respectively, for the three and six months ended September 30, 2007 as compared to the same periods in the prior fiscal year. The increase in avionics government sales for the quarter ended September 30, 2007 is largely attributable to revenues of approximately $653,000 from the ITATS contract, which is recognized on a percentage-of-completion basis and the shipment of T-30CM under a contract with the U.S. Navy. For the six months ended September 30, 2007, government revenues increased largely as a result of revenues of approximately $1,389,000 from the ITATS contract, which are recognized on a percentage-of-completion basis, the shipment of T-30CM under a contract with the U.S. Navy the shipment of T-47NC test sets to the Royal Australian Air Force (through the Company's distributor) for approximately $600,000, partially offset by lower revenues associated with the test and documentation phase of the CRAFT program and other products.

Gross Margin
------------

Gross margin dollars increased $187,627 (17.5%) to $1,258,787 and $632,266
(33.7%) to $2,509,004 for the three and six months ended September 30, 2007, respectively, as compared to the same period in the prior fiscal year. The increase in gross margin is attributed to the increase in volume. The gross margin percentage for the three months ended September 30, 2007 was 42.4% as compared to 50.4% for the three months ended September 30, 2006. The gross margin percentage for the six months ended September 30, 2007 was 41.5% as compared to 48.2% for the six months ended September 30, 2006. The decrease in gross profit percentage is primarily attributed to the lower gross profit percentage on the ITATS contract.

Item 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
-------       -------------------------------------------
              RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)
              ---------------------------------------------------------

Results of Operations (continued)
---------------------------------

Operating Expenses
------------------

Selling, general and administrative expenses decreased $1,521 (0.2%) to $648,445 and $42,537 (3.3%) to $1,229,552 for the three months and six months ended September 30, 2007, respectively, as compared to the three and six months ended September 30, 2006.

For the quarter ended September 30, 2007 as compared to the same quarter last year the decrease in selling, general, and administrative expenses was not significant.

For the six months ended September 30, 2007 as compared to the same six month period in the prior fiscal year, selling, general, and administrative expenses decreased primarily as a result of charging of related expenses to the CRAFT and ITATS programs ($51,000), lower expenses for avionics sales and marketing related to outside commissions, group insurance, freight and recruitment ($56,000), partially offset by higher salaries for avionics marketing and sales ($61,000), attributed mostly to the addition of a new Director of Business Development.

Engineering, research and development expenses increased $74,642 (13.1%) to $644,561 and $231,624 (19.1%) to $1,446,724 for the three and six months ended September 30, 2007, respectively, as compared to the same periods in the prior fiscal year. These increases are primarily attributed to efforts related to the CRAFT program.

Income Taxes
------------

An income tax benefit in the amount of $70,844 was recorded for the six months ended September 30, 2007 as a result of the loss before taxes as compared to an income tax benefit for income taxes in the amount of $235,599 for the six months ended September 30, 2006. These amounts represent the effective federal and state tax rate of approximately 40% on the Company's net loss before taxes.

Net Loss
--------

As a result of the above, the Company incurred net losses of $23,117 and $106,491 for the three and six months ended September 30, 2007 as compared to net losses of $82,978 and $354,132 for for the three and six months ended September 30, 2006.

Item 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
-------       -------------------------------------------
              RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)
              ---------------------------------------------------------

Liquidity and Capital Resources
-------------------------------

At September 30, 2007 the Company had working capital of $3,195,660 as compared to $3,121,343 at March 31, 2007. For the six months ended September 30, 2007, the Company used $810,115 of cash for operations as compared to $787,244 for the six months ended September 30, 2006. This increase in cash used for operations is primarily attributed to the increase in accounts receivable, offset partially by an increase in accounts payable and accrued expenses, a reduced loss for the period, and a reduction in inventories.

Net cash used in investing activities decreased from $51,941 for the six months ended September 30, 2006 to $39,586 for the six months ended September 30, 2007 due to lower volume of purchases of equipment.

Net cash provided by financing activities increased to $437,600 for the six months ended September 30, 2007 as compared to $37,050 for the six months ended September 30, 2006 due to the borrowing from the line of credit in the amount of $350,000, and an increase in the cash proceeds from the exercise of stock options in the amount of $87,600. The Company has a line of credit of $1,750,000 from Bank of America. The line of credit bears an interest rate of 0.5% above the lender's prevailing base rate, and is payable monthly based upon the outstanding balance. The Company does not pay to maintain this open line. At September 30, 2007 the Company had an outstanding balance of $350,000 on which it currently pays 8.25% interest. The line of credit is collateralized by substantially all of the assets of the Company. The line of credit expired on September 30, 2007. The bank has agreed to extend the credit agreement until September 30, 2008, and the new agreement includes a new borrowing base calculation tied to working capital. As of September 30, 2007, remaining availability under this modified line is approximately $700,000, based upon receivables and inventories at September 30, 2007.

As a consequence of operating losses, stockholders' equity, and cash have declined. However, the Company believes that it has adequate liquidity, borrowing resources and backlog to fund operating plans for the at least the next twelve months, and until deliveries of its new units commence. Currently, the Company has no material capital expenditure requirements.

There was no significant impact on the Company's operations as a result of inflation for the six months ended September 30, 2007. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended March 31, 2007.

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

Item 4.       Controls and Procedures
-------       -----------------------

The Company adopted disclosure controls and procedures, as called for by the recently adopted legislation and rules of the Securities and Exchange Commission. Under Rules promulgated by the SEC, disclosure controls and procedures are defined as "those controls or other procedures of the issuer that are designed to ensure that information required to be disclosed by the issuer in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the commission's rules and forms." The Chief Executive Officer and Principal Accounting Officer evaluated the Company's Disclosure Controls and Procedures at September 30, 2007 and have concluded that they are effective, based on their evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.

There were no changes in internal control over financial reporting identified in connection with the evaluation as of September 30, 2007 by the Chief Executive Officer and Principal Accounting Officer, required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15, which occurred during our last fiscal quarter and which have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

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

              There were no unregistered sales of equity securities and there were no repurchases of equity securities during the Company's six months ended September 30, 2007.


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

                                          TEL-INSTRUMENT ELECTRONICS CORP.

Date:   November 13, 2007                 By:  /s/  Harold K. Fletcher
                                             --------------------------------
                                                    Harold K. Fletcher
                                                    CEO

Date:   November 13, 2007                 By:  /s/  Joseph P. Macaluso
                                             --------------------------------
                                                    Joseph P. Macaluso
                                                    Principal Accounting Officer