Form 10-Q
period 2007-12-31
TEL INSTRUMENT ELECTRONICS CORP
filed 2008-02-13
CIK 96885

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                    ________________________________________

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarterly period ended December 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.7

                           Yes   X              No
                               -----               -----

Large accelerated filer [ ]   Accelerated filer [ ]   Non-accelerated filer [X]

Indicate by checkmark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Securities Act). Yes        No   X
                                       -----     -----
Indicate the number of shares outstanding of the issuer's common stock, as of the latest practical date:

2,401,031 shares of Common stock, $.10 par value as of February 4, 2008.

                     TEL-INSTRUMENT ELECTRONICS CORPORATION
                     --------------------------------------

                                TABLE OF CONTENTS
                                -----------------



                                                                            PAGE
          Part I - Financial Information

Item 1.   Condensed Consolidated Financial Statements (Unaudited):

          Condensed Consolidated Balance Sheets
             December 31, 2007 and March 31, 2007 (audited)                  1

          Condensed Consolidated Statements of Operations -
             Three and Nine Months Ended December 31, 2007 and 2006          2

          Condensed Consolidated Statements of Cash Flows -
             Nine Months Ended December 31, 2007 and 2006                    3

          Notes to Condensed Consolidated Financial Statements              4-9

Item 2.    Management's Discussion and Analysis of Results of
               Operations and Financial Condition                          10-16

Item 3.    Quantitative and Qualitative Disclosures about Market Risk         16

Item 4.    Controls and Procedures                                         16-17


          Part II       Other Information

Item 1.   Legal Proceedings                                                   17

Item 1A.  Risk Factors                                                        17

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds         17

Item 4.   Submission of Matters to a Vote of Security Holders                 17

Item 6.   Exhibits                                                            18



          Signatures                                                          18

          Certifications                                                   19-21



Item 1 - Financial Statements


                               TEL-INSTRUMENT ELECTRONICS CORPORATION
                               --------------------------------------

                                CONDENSED CONSOLIDATED BALANCE SHEETS
                                -------------------------------------


ASSETS
                                                               December 31, 2007      March 31, 2007
                                                               -----------------      --------------
                                                                     (Unaudited)
Current assets:
  Cash and cash equivalents                                          $   699,097         $   655,836
  Accounts receivable, net                                             2,405,060             982,214
  Inventories, net                                                     2,081,607           2,460,642
  Taxes receivable                                                        28,776              28,776
  Prepaid expenses and other                                              77,330              98,053
  Deferred income tax benefit                                            494,375             395,756
                                                                     -----------         -----------
Total current assets                                                   5,786,245           4,621,277

Property, plant, and equipment, net                                      511,465             625,247
Other assets                                                              83,748              81,318
Deferred income tax benefit                                              800,000             800,000
                                                                     -----------         -----------

Total assets                                                         $ 7,181,458         $ 6,127,842
                                                                     ===========         ===========

LIABILITIES & STOCKHOLDERS EQUITY

Current liabilities:
  Convertible note payable - related party                           $    50,000         $    50,000
  Line of credit                                                         350,000                --
  Accounts payable                                                       817,659             372,106
  Deferred revenues                                                       95,136             115,409
  Accrued payroll, vacation pay, and payroll taxes                       246,432             353,727
  Accrued expenses                                                       963,220             608,692
                                                                     -----------         -----------
Total current liabilities                                              2,522,447           1,499,934

Convertible note payable - related party - non-current portion            50,000              50,000
Deferred revenues                                                         38,755              23,656
                                                                     -----------         -----------

Total liabilities                                                      2,611,202           1,573,590
                                                                     -----------         -----------

Commitments

Stockholders' equity:
  Common stock, par value $.10 per share; 2,401,031
       and 2,341,861 issued and outstanding as of
       December 31, 2007, and March 31, 2007, respectively               240,103             234,186
  Additional paid-in capital                                           4,532,686           4,380,149
  Accumulated deficit                                                   (202,533)            (60,083)
                                                                     -----------         -----------
Total stockholders' equity                                             4,570,256           4,554,252
                                                                     -----------         -----------

Total liabilities and stockholders' equity                           $ 7,181,458         $ 6,127,842
                                                                     ===========         ===========


See accompanying notes to condensed consolidated financial statements.

                                         TEL-INSTRUMENT ELECTRONICS CORPORATION
                                         --------------------------------------
                                     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                     -----------------------------------------------
                                                       (Unaudited)



                                                       Three Months Ended                    Nine Months Ended
                                                 Dec. 31, 2007    Dec. 31, 2006       Dec. 31, 2007       Dec. 31, 2006
                                                 -------------    -------------       -------------       -------------
Net sales                                          $ 3,244,939      $ 2,269,148         $ 9,294,238         $ 6,161,548

Cost of sales                                        1,892,682        1,005,243           5,432,977           3,020,905
                                                   -----------      -----------         -----------         -----------

Gross margin                                         1,352,257        1,263,905           3,861,261           3,140,643
                                                   -----------      -----------         -----------         -----------

Operating expenses:

  Selling, general and administrative                  704,711          730,200           1,934,263           2,002,289

  Engineering, research and development                700,418          606,889           2,147,142           1,821,989
                                                   -----------      -----------         -----------         -----------

Total operating expenses                             1,405,129        1,337,089           4,081,405           3,824,278
                                                   -----------      -----------         -----------         -----------

     Loss from operations                              (52,872)         (73,184)           (220,144)           (683,635)

Interest income (expense):

  Interest income                                        4,698           10,195              14,380              35,449

  Interest expense                                     (11,711)          (2,269)            (31,456)             (6,803)
                                                   -----------      -----------         -----------         -----------

Loss before taxes                                      (59,885)         (65,258)           (237,220)           (654,989)

Income tax benefit                                     (23,926)         (25,805)            (94,770)           (261,404)
                                                   -----------      -----------         -----------         -----------

Net loss                                           $   (35,959)     $   (39,453)        $  (142,450)        $  (393,585)
                                                   ===========      ===========         ===========         ===========

Basic and diluted loss per common share            $     (0.02)     $     (0.02)        $     (0.06)        $     (0.17)

Weighted average shares outstanding

     Basic and diluted                               2,387,681        2,307,969           2,364,571           2,296,466


See accompanying notes to condensed consolidated financial statements.

                                 TEL-INSTRUMENT ELECTRONICS CORPORATION
                                 --------------------------------------
                             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             -----------------------------------------------
                                               (Unaudited)
                                               -----------



                                                             Nine Months Ended       Nine Months Ended
                                                             -----------------       -----------------
                                                             December 31, 2007        December 31,2006
                                                             -----------------        ----------------

Cash flows from operating activities
Net loss                                                           $  (142,450)            $  (393,585)
Adjustments to reconcile net loss  to net cash used in
         operating activities:
     Deferred income taxes                                             (98,619)               (278,847)
     Depreciation                                                      179,731                 194,941
     Non-cash stock-based compensation                                  27,654                    --

Changes in assets and liabilities:

   (Increase) decrease in accounts receivable                       (1,422,846)                 58,417
    Decrease in inventories                                            379,035                 271,340
    Decrease in prepaid expenses and other                              20,723                   5,779
    Increase in other assets                                            (2,430)                (13,182)
    Increase (decrease) in accounts payable                            445,553                 (19,128)
    Decrease in deferred revenues                                       (5,174)                 (6,918)

    Decrease in accrued payroll, vacation pay,
     and payroll taxes                                                (107,295)                (75,380)
    Increase (decrease) in accrued expenses                            354,528                (390,805)
                                                                   -----------             -----------
Net cash used in operating activities                                 (371,590)               (647,368)
                                                                   -----------             -----------

Cash flows from investing activities:
  Purchases of property, plant and equipment                           (65,949)                (96,331)
                                                                   -----------             -----------
Net cash used in investing activities                                  (65,949)                (96,331)
                                                                   -----------             -----------

Cash flows from financing activities:
Proceeds from exercise of stock options                                130,800                  79,581
Proceeds from borrowings from line of credit                           350,000                    --
                                                                   -----------             -----------
Net cash provided by financing activities                              480,800                  79,581
                                                                   -----------             -----------

Net increase (decrease) in cash and cash equivalents                    43,261                (664,118)
Cash and cash equivalents at beginning of period                       655,836               1,934,541
                                                                   -----------             -----------
Cash and cash equivalents at end of period                         $   699,097             $ 1,270,423
                                                                   ===========             ===========

Supplemental Cash Flow Information:
Interest paid                                                      $    24,809             $     3,375
                                                                   ===========             ===========

Taxes paid                                                         $     3,849             $    14,170
                                                                   ===========             ===========


See accompanying notes to condensed consolidated financial statements

                         TEL-INSTRUMENT ELECTRONICS CORP
                         -------------------------------
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------


Note 1    Basis of Presentation
------    ---------------------

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position of Tel-Instrument Electronics Corp as of December 31, 2007, the results of operations for the three and nine months ended December 31, 2007 and December
31, 2006, and statements of cash flows for the nine months ended December 31, 2007 and December 31, 2006. These results are not necessarily indicative of the results to be expected for the full year. The financial statements have been prepared in accordance with the requirements of Form 10-Q and consequently do not include disclosures normally made in an Annual Report on Form 10-K. The
March 31, 2007 results included herein have been derived from the audited financial statements included in the Company's annual report on Form 10-K.
Accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2007.

Note 2    Revenue Recognition - Percentage-of-Completion - ITATS
------    ------------------------------------------------------

Due to the unique nature of the ITATS (Intermediate Level TACAN Test Set -
AN/ARM-206) program wherein a significant portion of this contract will not be delivered for over a year, revenues under this contract are recognized on a percentage-of-completion basis. All expenses related to this contract are charged to cost of sales, and revenues are derived based on the incurred costs.
The Company also receives progress billings on this program, which is a funding mechanism by the government to assist contractors on long-term contracts prior to delivery. See Critical Accounting Policies - Revenue Recognition.

Note 3    Accounts Receivable
------    -------------------

Accounts receivable, net, consist of:
                                               December 31, 2007     March 31, 2007
                                               -----------------     --------------
          Commercial                              $    342,346         $    338,070
          Government                                   962,535              678,688
          Unbilled Government Receivables *          1,133,980                 --
          Allowance for Doubtful Accounts              (33,801)             (34,544)
                                                  ------------         ------------
          Total                                   $  2,405,060         $    982,214
                                                  ============         ============

          * Unbilled government receivables represents the sales accrued on a percentage-of-completion basis less amounts invoiced to the government.


Note 4    Inventories
------    -----------

Inventories, net, consist of:
                                               December 31, 2007     March 31, 2007
                                               -----------------     --------------
          Purchased Parts                         $  1,425,478         $  1,414,558
          Work-in-Process                            1,012,105            1,171,998
          Finished Goods                                76,965              220,896
          Less:  Reserve for Obsolescence (a)         (432,941)            (346,810)
                                                  ------------         ------------
          Total                                   $  2,081,607         $  2,460,642
                                                  ============         ============

          (a) Reserve primarily relates to purchased parts


                                               TEL-INSTRUMENT ELECTRONICS CORP.
                                               --------------------------------
                               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               ----------------------------------------------------------------


Note 5    Loss Per Share
------    --------------

The Company's basic and diluted loss per common share is based on the net loss for the relevant period, divided by the weighted average number of common shares outstanding during the period. Diluted loss per common share for the periods ended December 31, 2007 and 2006 does not include common stock equivalents, as the effect would be antidilutive.
                                                                            Three Months Ended             Three Months Ended
                                                                            ------------------             ------------------
                                                                             December 31, 2007              December 31, 2006
                                                                             -----------------              -----------------
Basic net loss per share computation:
  Net loss attributable to common stockholders                          $              (35,959)        $              (39,453)
  Weighted-average common shares outstanding                                         2,387,681                      2,307,969
  Basic net loss per share attributable to common stockholders          $                (0.02)        $                (0.02)
Diluted net loss per share computation
  Net loss attributable to common stockholders                          $              (35,959)        $              (39,453)
  Weighted-average common shares outstanding                                         2,387,681                      2,307,969
  Incremental shares attributable to the assumed exercise of
       outstanding stock options                                                          --                             --
  Total adjusted weighted-average shares                                             2,387,681                      2,307,969
  Diluted net loss per share attributable to common stockholders        $                (0.02)        $                (0.02)

                                                                             Nine Months Ended              Nine Months Ended
                                                                             -----------------              -----------------
                                                                             December 31, 2007              December 31, 2006
                                                                             -----------------              -----------------
Basic net loss per share computation:
  Net loss attributable to common stockholders                          $             (142,450)        $             (393,585)
  Weighted-average common shares outstanding                                         2,364,571                      2,296,466
  Basic net loss per share attributable to common stockholders          $                (0.06)        $                (0.17)
Diluted net loss per share computation
   Net loss attributable to common stockholders                         $             (142,450)        $             (393,585)
  Weighted-average common shares outstanding                                         2,364,571                      2,296,466
  Incremental shares attributable to the assumed exercise of
       outstanding stock options                                                          --                             --
  Total adjusted weighted-average shares                                             2,364,571                      2,296,466

Note 6    Stock Options
------    -------------

Effective April 1, 2006, the Company adopted Statement of Financial Accounting
Standards No. 123R, "Share-Based Payment" ("SFAS 123R"), utilizing the modified prospective method. SFAS 123R requires the measurement of stock-based compensation based on the fair value of the award on the date of grant. Under the modified prospective method, the provisions of SFAS 123R apply to all awards granted after the date of adoption. The Company recognizes compensation cost on awards on a straight-line basis over the vesting period, typically four years.
As a result of adopting SFAS 123(R), loss before taxes includes $11,162 and $-0-for three months ended December 31, 2007 and 2006, respectively, and $27,654 and $-0- for the nine months ended December 31, 2007, and 2006, respectively. Prior to the adoption of SFAS 123R, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion
No. 25, "Accounting for Stock Issued to Employees," and related interpretations, which required supplemental disclosure, but did not impact the financial statements. The Company estimates the fair value of each option granted using the Black Scholes option-pricing model with the following weighted-average assumptions: expected dividend yield of 0.0%, risk-free interest rate 2.91% to 5.0%, volatility at 43.25% to 56.94%, and an expected life of 5 years for the nine months ended December 31, 2007; expected dividend yield of 0.0%, risk-free interest rate of 5%, volatility at 50% and an expected life of 5 years for the nine months ended December 31, 2006. Based on an analysis of historical information, the Company has applied a forfeiture rate of 15%.

                         TEL-INSTRUMENT ELECTRONICS CORP
                         -------------------------------
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------


Note 7    Segment Information
------    -------------------

Information is presented for the Company's three reportable activities, avionics government, avionics commercial and marine systems. There are no inter-segment revenues.

The Company is organized primarily on the basis of its avionics and marine instrument products. The avionics government market consists primarily of the design, manufacture, and sale of test equipment to U.S. and foreign governments and militaries, either direct or through distributors. The avionics commercial market consists primarily of the design, manufacture, and sales of test equipment to domestic and foreign airlines, to commercial distributors, and to general aviation repair and maintenance shops. The avionics commercial market also includes sales related to repairs and calibration which have a lower gross margin. The Company primarily develops and designs test equipment for the avionics industry and, as such, the Company's products and designs cross segments. The marine instrumentation systems segment primarily consists of the design, manufacture, and sale of different products to hydrographic, oceanographic researchers, engineers, geophysicists and surveyors.

The table below presents information about sales and gross margin. Costs of sales include certain allocation factors for indirect costs. Additionally, administrative expenses have been allocated between avionics and marine systems.

  Three Months Ended                       Avionics       Avionics        Avionics        Marine      Corporate
  ------------------                       --------       --------        --------        ------      ---------
  December 31, 2007                           Gov't        Comm'l.           Total       Systems          Items            Total
  -----------------                           -----        -------           -----       -------          -----            -----
  Net sales                             $ 2,467,835    $   620,500     $ 3,088,335   $   156,604                     $ 3,244,939
  Cost of sales                           1,398,171        377,935       1,776,106       116,576                       1,892,682
                                        -----------    -----------     -----------   -----------                     -----------

  Gross margin                            1,069,664        242,565       1,312,229        40,028                       1,352,257
                                        -----------    -----------     -----------   -----------                     -----------
  Engineering, research, and
   development                                                             644,959        55,459                         700,418
  Selling, general, and admin.                                             349,724        31,547        323,440          704,711
  Interest expense, net                                                      7,013          --             --              7,013
                                                                       -----------   -----------    -----------      -----------
  Total expenses                                                         1,001,696        87,006        323,440        1,412,142
                                                                       -----------   -----------    -----------      -----------
  Income (loss) before
       taxes                                                           $   310,533   $   (46,978)   $  (323,440)     $   (59,885)
                                                                       ===========   ===========    ===========      ===========

  Segment assets at 12/31/07            $ 3,277,641    $   805,754     $ 4,083,995   $   409,919    $ 2,688,144      $ 7,181,458
                                        ===========    ===========     ===========   ===========    ===========      ===========


  Three Months Ended                       Avionics       Avionics        Avionics        Marine      Corporate
  ------------------                       --------       --------        --------        ------      ---------
  December 31, 2006                           Gov't        Comm'l.           Total       Systems          Items            Total
  -----------------                           -----        -------           -----       -------          -----            -----
  Net sales                             $ 1,405,585    $   691,843     $ 2,097,428   $   171,720                     $ 2,269,148
  Cost of sales                             482,116        407,237         889,353       115,890                       1,005,243
                                        -----------    -----------     -----------   -----------                     -----------

  Gross margin                              923,469        284,606       1,208,075        55,830                       1,263,905
                                        -----------    -----------     -----------   -----------                     -----------
  Engineering, research, and
   Development                                                             557,493        49,396                         606,889
  Selling, general, and admin.                                             349,028        39,493        341,679          730,200
  Interest income, net                                                      (7,926)         --             --             (7,926)
                                                                       -----------   -----------    -----------      -----------
  Total expenses                                                           898,595        88,889        341,679        1,329,163
                                                                       -----------   -----------    -----------      -----------
  Income (loss) before
       taxes                                                           $   309,480   $  (33,059)    $ (341,679)      $   (65,258)
                                                                       ===========   ==========     ==========       ===========

                                                 TEL-INSTRUMENT ELECTRONICS CORP.
                                                 --------------------------------
                                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                 ----------------------------------------------------------------


Note 7    Segment Information (continued)
------    -------------------------------


  Nine Months Ended                        Avionics       Avionics        Avionics        Marine         Corporate
  -----------------                        --------       --------        --------        ------         ---------
  December 31, 2007                           Gov't        Comm'l.           Total       Systems             Items         Total
  -----------------                           -----        -------           -----       -------             -----         -----
  Net sales                             $ 6,512,652    $ 2,376,113     $ 8,888,765   $   405,473                     $ 9,294,238
  Cost of sales                           3,789,365      1,365,660       5,155,025       277,952                       5,432,977
                                        -----------    -----------     -----------   -----------                     -----------

  Gross margin                            2,723,287      1,010,453       3,733,740       127,521                       3,861,261
                                        -----------    -----------     -----------   -----------                     -----------
  Engineering, research, and
    Development                                                          2,016,053       131,089                       2,147,142
  Selling, general, and admin.                                             956,754       108,192           869,317     1,934,263
  Interest expense, net                                                     17,076          --                --          17,076
                                                                       -----------   -----------       -----------   -----------
  Total expenses                                                         2,989,883       239,281           869,317     4,098,481
                                                                       -----------   -----------       -----------   -----------
  Income (loss) before
       taxes                                                           $   743,857   $  (111,760)      $  (869,317)  $  (237,220)
                                                                       ===========   ===========       ===========   ===========


  Nine Months Ended                        Avionics       Avionics        Avionics        Marine         Corporate
  -----------------                        --------       --------        --------        ------         ---------
  December 31, 2006                           Gov't        Comm'l.           Total       Systems             Items          Total
  -----------------                           -----        -------           -----       -------             -----          -----
  Net sales                             $ 3,651,501    $ 1,933,401     $ 5,584,902   $   576,646                     $ 6,161,548
  Cost of sales                           1,435,052      1,167,653       2,602,705       418,200                       3,020,905
                                        -----------    -----------     -----------   -----------                     -----------

  Gross margin                            2,216,449        765,748       2,982,197       158,446                       3,140,643
                                        -----------    -----------     -----------   -----------                     -----------
  Engineering, research, and
   Development                                                           1,673,444       148,545                       1,821,989
  Selling, general, and admin.                                             964,340       125,545           912,404     2,002,289
  Interest income, net                                                     (28,646)         --                --         (28,646)
                                                                       -----------   -----------       -----------   -----------
  Total expenses                                                         2,609,138       274,090           912,404     3,795,632
                                                                       -----------   -----------       -----------   -----------
  Income (loss) before
       taxes                                                           $   373,059   $  (115,644)      $  (912,404)  $  (654,989)
                                                                       ===========   ===========       ===========   ===========

                        TEL-INSTRUMENT ELECTRONICS CORP.
                        --------------------------------
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
        ----------------------------------------------------------------


Note 8    New Accounting Pronouncements
------    -----------------------------

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

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans -- An Amendment of FASB Statements No. 87, 88, 106, and 132R." This standard requires an employer to:
(a) recognize in its statement of financial position an asset for a plan's over funded status or a liability for a plan's underfunded status; (b) measure a plan's assets and its obligations that determine its funded status as of the end of the employer's fiscal year (with limited exceptions); and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in comprehensive income. This Statement is not applicable to the Company at this time.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Liabilities, including an amendment of FASB Statement No. 115" ("SFAS No. 159"). SFAS No. 159 permits entities to choose, at specified election dates, to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses shall be reported on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157 "Fair Value Measurements" ("SFAS No. 157"). The Company believes that the adoption of SFAS 159 will not have a material impact on the Company's financial position or results of operations.

In June 2007, the FASB ratified the consensus in EITF Issue No. 07-3 "Accounting for Nonrefundable Payments for Goods and Services to be Used in Future Research and Development Activities" (EITF 07-04), requiring that nonrefundable advance payments for future research and development activities be deferred and capitalized. Such amounts should be expenses as the related goods are delivered or the related services performed. The statement is effective for fiscal years beginning after December 15, 2007. This EITF is not applicable to the Company at this time.

                        TEL-INSTRUMENT ELECTRONICS CORP.
                        --------------------------------
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
        ----------------------------------------------------------------


Note 8    New Accounting Pronouncements (continued)
------    -----------------------------------------

In June 2007, the FASB ratified Issue No. 06-11 "Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards (ETIF 06-11), which requires entities to record tax benefits on dividends or dividend equivalents that are charged to retained earnings for certain share-based awards to additional paid-in capital. In a share-based payment arrangement, employees may receive dividends or dividend equivalents on awards of nonvested equity shares, nonvested equity share units during the vesting period, and share options until the exercise date. Generally, the payment of such dividends can be treated as deductible compensation for tax purposes. The amount of tax benefits recognized in additional paid-in capital should be included in the pool of excess tax benefits available to absorb tax deficiencies on share-based payment awards. EITF 06-11 is effective for fiscal years beginning after December 15, 2007, and interim periods within those years. Since the Company declares no dividends, this EITF is not applicable to the Company at this time.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements -- an amendment of ARB No. 51 ("SFAS 160"). SFAS 160 requires that ownership interests in subsidiaries held by parties other than the parent, and the amount of consolidated net income, be clearly identified, labeled, and presented in the consolidated financial statements within equity, but separate from the parent's equity. It also requires once a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. Sufficient disclosures are required to clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 will be effective for the Trust beginning January 1, 2009. The Company has no noncontrolling interest in subsidiaries; therefore SFAS 160 is not applicable to the Company at this time.

In December 2007, the FASB issued FASB 141(R), "Business Combinations" of which the objective is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. The new standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual meeting period beginning on or after December 15, 2008. An entity may not apply it before that date. The Company will apply SFAS 141(R) on future business combinations.

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

Critical Accounting Policies
----------------------------

In preparing our financial statements and accounting for the underlying transactions and balances, we apply our accounting policies as disclosed in Note 2 of our Notes to Financial Statements included in our Form 10-K for the year ended March 31, 2007. The Company's accounting policies that require a higher degree of judgment and complexity used in the preparation of financial statements include:

Revenue recognition - revenues are recognized at the time of shipment to, or acceptance by the customer, provided title and risk of loss is transferred to the customer. Provisions, when appropriate, are made where the right to return exists. Revenues under service contracts are recognized when the services are performed.

Due to the unique nature of the ITATS program wherein a significant portion of this contract will not be delivered for over a year, revenues under this contract are recognized on a percentage-of-completion basis, which recognizes sales and profit as they are earned, rather than at the time of shipment. All expenses related to this contract are charged to cost of sales. The Company also receives progress billings on this program, which is a funding mechanism by the government to assist contractors on long-term contracts prior to delivery.

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

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
-------   -------------------------------------------
          RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)
          ---------------------------------------------------------


Overview
--------

For the nine months ended December 31, 2007, total revenues increased approximately 51% to over $9 million, and the loss before taxes decreased from approximately $655,000 to $237,000, though the Company's gross margin percentage declined (see below). The increase in gross margin dollars, associated with the increase in revenues, was offset partially by an 18% increase in engineering, research and development expenditures, primarily associated with the AN/USM-708 Communications/Navigation (COMM/NAV) Radio Frequency (RF) Avionics Flightline Tester ("CRAFT") program. Sales from the Company's traditional products increased substantially for the nine months ended December 31, 2007 over the same period in the prior year as a result of an increase in government spending for the Company's products and increased marketing efforts for these contracts. Major sales increases are as follows:

     o In fiscal year 2007, the Company was awarded the AN/ARM-206 Intermediate Level TACAN Test Set (ITATS) contract for $4.4 million. Since this contract has a long duration, revenues under this contract have been recognized on a percentage-of-completion basis. For the first nine months of fiscal year 2008, revenues under this contract were approximately $2,039,000. However, the gross profit margin (9.7%) for this contract is significantly less than the Company's historical gross profit margin due to use of an engineering subcontractor, and the competitiveness of the bidding process.

     o The shipment of T-47N test sets to the Royal Australian Air Force (through the Company's distributor) for approximately $600,000.

     o The shipment of T-30CM test sets under a contract from the U.S. Navy for approximately $255,000.

Engineering expenditures should decline after CRAFT is completed, and gross margin on ITATS should also improve when the Company gets into production.

Over the last few years, the Company has won competitive awards for two major contracts, CRAFT and ITATS, from the U.S. Navy. These contracts include multi-year production deliveries, and the Company expects that shipments under these programs will commence early in calendar year 2009. If the production options are exercised in full, these programs have an aggregate revenue value of approximately $30 million. The products under these contracts represent cutting edge technology, and should provide Tel with a competitive advantage for years to come.

Research and development expenditures will continue to remain high for the next several quarters to support the CRAFT program (AN/USM-708). Despite ongoing changes in the Mode 5 technology and limited Government Funded Equipment ("GFE") availability for design validation, Tel has successfully demonstrated Mode 5 testing capability to the U.S. Navy and is preparing to ship several IFF/Mode 5 prototype variants of the AN/USM-708 to other military services later this calendar year. The AN/USM-708 engineering hardware design has been largely completed and the fabrication of 15 pilot production units is now in process. The Company still has to finalize some non-IFF software and conduct systems integration testing. These units are currently scheduled to undergo design validation testing and U.S. Navy TECHEVAL this summer with production currently scheduled to begin late in the 2008 calendar year or early 2009. The Navy has options for up to 750 AN/USM-708 units which, if exercised, would add about $14 million to Tel's backlog and to projected revenues over a several year period. The Company has also responded to a solicitation to the Navy to possibly purchase up to 450 additional units on a sole source basis. Given the unique nature of the design, this unit could also generate significant sales to other military customers, both domestically and overseas.

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
-------   -------------------------------------------
          RESULTS OF OPERATIONS AND FINANCIAL CONDITION
          ---------------------------------------------


Overview (continued)
--------------------

In July 2006, Tel was awarded a second major US Navy contract for an Intermediate Level TACAN Test Set (ITATS). This contract has options for approximately 150 units with a total value of over $12 million; the initial work authorization was $4.4 million. Tel is working with an engineering sub-contractor on this project and this program entails substantially less Tel engineering effort than the AN/USM-708. The development work remains on schedule with pilot production expected to take place this summer and production expected to commence following Navy TECHEVAL. Given the unique nature of the design, this unit could also generate significant sales to other military customers, both domestically and overseas.

Sales of marine products in our subsidiary ITI continue to decline. Although the Company reduced expenses pursuant to its profit improvement plan, current sales volume remains inadequate to cover existing expenses. ITI's sales have not grown as expected and the Company is closely monitoring its performance, and is evaluating its future.

While the near-term competitive and economic situation remains difficult for the avionics markets, management remains optimistic about the Company's prospects and improving results, primarily as a result of the two major programs discussed above, the increase in commercial sales, the increase in government sales as the result of the award of contracts for the Company's standard products, as well as the anticipated reduction in costs discussed above. Tel has significantly upgraded its management team and engineering staff over the last several years, and the new digital technology incorporated into the AN/USM-708 and AN/ARM-206 units could have applications outside of Tel's traditional avionics business as well as increasing opportunities in regular markets.

At December 31, 2007, the Company had positive working capital of $3,263,798, as compared to $3,121,343 at March 31, 2007, principally as a result of the increase in accounts receivable. The Company's credit agreement with Bank of America remains at $1,750,000, against which $350,000 has been drawn down. The bank has agreed to extend the credit agreement until September 30, 2008, and the new agreement includes a new borrowing base calculation tied to working capital. As of December 31, 2007, remaining availability under this modified line is approximately $677,000. Based upon its working capital, backlog, and credit agreement, management believes the Company has adequate funding for its operations for at least the next twelve months. (See Liquidity and capital Resources)

The amounts received from the exercise of stock options partially offset the reduction in cash and stockholders' equity caused by the Company's net loss for the period.

At December 31, 2007, the Company's revenue backlog was approximately $5.8 million as compared to approximately $9.5 million at December 31, 2006. These amounts do not include any production options for CRAFT or ITATS. Historically, commercial and government orders received by the Company, other than for larger programs like the CRAFT and ITATS, are received and shipped within the year and, as such, backlog is not completely indicative of future sales activity.

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
-------   -------------------------------------------
          RESULTS OF OPERATIONS AND FINANCIAL CONDITION
          ---------------------------------------------


Results of Operations
---------------------

Sales
-----

Total net sales increased $975,791 (43%) to $3,244,939 and $3,132,690 (50.8%) to
$9,294,238, respectively, for the three and nine months ended December 31, 2007 as compared to the same periods in the prior fiscal year. Sales from the Company's traditional products increased substantially for the nine months ended December 31, 2007 over the same period in the prior year as a result of an increase in government spending for the Company's products and increased marketing efforts for these contracts.

Net sales of avionics products increased $990,907 (47.2%) to $3,088,335 and $3,303,863 (59.2%) to $8,888,765 for the three and nine months ended December 31, 2007, respectively, as compared to the same periods in the prior year. Marine systems sales decreased $15,116 (8.8%) to $156,604 and $171,173 (29.7%)
to $405,473 for the three and nine months ended December 31, 2007, respectively, as compared to the same periods in the prior year.

Avionics commercial sales decreased from prior year by $71,343 (10.3%) to $620,500 for the three months ended December 31, 2007 as compared to the same period in the prior year. This decrease is attributed to lower sales of the TR-220 offset partially an increase in sales related to product repairs and calibrations. Avionics commercial sales increased $442,712 (22.9%) to $2,376,113 for the nine months ended December 31, 2007 as compared to the nine months ended December 31, 2006. This increase is mostly attributed to an increase in sales of the TR-220 Multi-Function Test set, and the T-36C Nav/Comm, test set as a result of efforts of the Company's domestic distributors, as well as an increase in repair and parts sales. The weak financial condition of the commercial airline industry continues.

Avionics government sales increased $1,062,250 (75.6%) to $2,467,835 and $2,861,151 (78.4%) to $6,512,652, respectively, for the three and nine months ended December 31, 2007 as compared to the same periods in the prior fiscal year. The increase in avionics government sales for the quarter ended December 31, 2007 is largely attributable to revenues of approximately $650,000 from the ITATS contract, which is recognized on a percentage-of-completion basis and an increase in sales of the T-760, T-30CM, TR-100, and AN/APM-480 offset partially a decline in sales of the TR-401. For the nine months ended December 31, 2007, government revenues increased largely as a result of revenues of approximately $2,039,000 from the ITATS contract, which are recognized on a percentage-of-completion basis, and an increase in sales of the T-47N, T-30CM, T-760 and the AN/APM-480 offset partially by lower sales of the TR-401.

Marine systems sales decreased $15,116 (8.8%) to $171,720 and $171,173 (29.7%)
to $405,473, respectively, for the same periods, primarily as a result of lower sales of specialty systems to the dredging industry.

Gross Margin
------------

Gross margin increased $88,352 (7%) to $1,352,257 and $720,618 (22.9%) to
$3,861,261 for the three and nine months ended December 31, 2007, respectively, as compared to the same period in the prior fiscal year. The increase in gross margin is attributed to the increase in volume. The gross margin percentage for the three months ended December 31, 2007 was 41.7% as compared to 55.7% for the three months ended December 31, 2006. The gross margin percentage for the nine months ended December 31, 2007 was 41.5% as compared to 51% for the nine months ended December 31, 2006. The decrease in gross profit percentage is primarily attributed to the lower gross profit percentage on the current ITATS contract discussed above. During the third quarter of the prior fiscal year, the Company reversed it remaining liability of approximately $125,000 relating to its upgrade liability, which also favorably impacted the gross margin percentage in the prior fiscal year.

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
-------   -------------------------------------------
          RESULTS OF OPERATIONS AND FINANCIAL CONDITION
          ---------------------------------------------


Results of Operations (continued)
---------------------------------

Operating Expenses
------------------

Selling, general and administrative expenses decreased $25,489 (3.5%) to $704,711 and $68,026 (3.4%) to $1,934,263 for the three months and nine months ended December 31, 2007, respectively, as compared to the three and nine months ended December 31, 2006. For the three months ended December 31, 2007 as compared to the three months ended December 31, 2006, selling, general, and administrative expenses decreased primarily as a result of lower recruitment and professional fees partially offset by higher outside commissions and salaries for avionics marketing and sales, attributed mostly to the addition of a new Director of Business Development. For the nine months ended December 31, 2007 as compared to the same period in the prior year, selling, general, and administrative expenses decreased primarily as a result of reclassifying related expenses to the CRAFT and ITATS programs, lower recruitment and professional fees partially offset by higher salaries for avionics marketing and sales, attributed mostly to the addition of a new Director of Business Development.

Engineering, research and development expenses increased $93,529 (15.4%) to $700,418 and $325,153 (17.8%) to $2,147,142 for the three and nine months ended December 31, 2007, respectively, as compared to the same periods in the prior fiscal year. These increases are primarily attributed to development of the CRAFT program.

Income Taxes
------------

An income tax benefit in the amount of $94,770 was recorded for the nine months ended December 31, 2007 as a result of the loss before taxes as compared to an income tax benefit for income taxes in the amount of $261,404 for the nine months ended December 31, 2006. These amounts represent the effective federal and state tax rate of approximately 40% on the Company's net loss before taxes.

Net Loss
--------

As a result of the above, the Company incurred net losses of $35,959 and $142,450 for the three and nine months ended December 31, 2007 as compared to net losses of $39,453 and $393,585 for the three and nine months ended December 31, 2006.

Liquidity and Capital Resources
-------------------------------

At December 31, 2007, the Company had working capital of $3,263,798 as compared to $3,121,343 at March 31, 2007. For the nine months ended December 31, 2007, the Company used $371,590 of cash for operations as compared to $647,368 for the nine months ended December 31, 2006. This improvement in cash used for operations is primarily attributed to the substantial increase in accounts receivable offset partially by a lower loss for the period and a substantial increase in accounts payable and accrued expenses.

Net cash used in investing activities decreased from $96,331 for the nine months ended December 31, 2006 to $65,949 for the nine months ended December 31, 2007 due to lower volume of purchases of equipment.

Net cash provided by financing activities increased to $480,800 for the nine months ended December 31, 2007 as compared to $79,581 for the nine months ended December 31, 2006 due to the borrowing from the line of credit in the amount of $350,000, and an increase over last year in the cash proceeds from the exercise of stock options in the amount of $51,219. The Company has a line of credit of $1,750,000 from Bank of America. The line of credit bears an interest rate of 0.5% above the lender's prevailing base rate, and is payable monthly based upon the outstanding balance. The Company does not pay to maintain this open line.

-------------------------------------------

At December 31, 2007 the Company had an outstanding balance of $350,000 on which it currently pays 7.75% interest. The line of credit is collateralized by substantially all of the assets of the Company. The line of credit expired on September 30, 2007. The bank extended the credit agreement until September 30, 2008, and the new agreement includes a new borrowing base calculation tied to working capital. As of December 31, 2007, remaining availability under this modified line is approximately $677,000 based upon receivables and inventories at December 31, 2007. The Company believes that it has adequate liquidity, borrowing resources and backlog to fund operating plans for the at least the next twelve months, and until deliveries of its new units commence. Currently, the Company has no material capital expenditure requirements.

There was no significant impact on the Company's operations as a result of inflation for the nine months ended December 31, 2007. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended March 31, 2007.

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

Item 4.   Controls and Procedures
-------   -----------------------

The Company adopted disclosure controls and procedures, as called for by legislation and rules of the Securities and Exchange Commission. Under Rules promulgated by the SEC, disclosure controls and procedures are defined as "those controls or other procedures of the issuer that are designed to ensure that information required to be disclosed by the issuer in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the commission's rules and forms." The Chief Executive Officer and Principal Accounting Officer evaluated the Company's Disclosure Controls and Procedures at December 31, 2007 and have concluded that they are effective, based on their evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.

There were no changes in internal control over financial reporting identified in connection with the evaluation as of December 31, 2007 by the Chief Executive Officer and Principal Accounting Officer, required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15, which occurred during Tel's last fiscal quarter and which have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

It should be noted that while the Company's management, including the Chief Executive Officer and the Chief Financial Officer, believe that the Company's disclosure controls and procedures provide a reasonable level of assurance, they do not expect that the disclosure controls and procedures or internal controls will prevent all error and all fraud. A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Part II Other Information
-------------------------

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

Item 2 Unregistered sales of Equity Securities and Use of Proceeds
------------------------------------------------------------------

There were no unregistered sales of equity securities and there were no repurchases of equity securities during the Company's third quarter ended December 31, 2007.

Item 4   Submission of Matters to a Vote of Security Holders
------   ---------------------------------------------------

(a) The Annual Meeting of Shareholders was held on December 5, 2007 (the "Annual Meeting").
(b) Not applicable because (1) proxies were solicited pursuant to Regulation 14; (ii) there was no solicitation in opposition to management's nominees; and (iii) all of such nominees who were directors, previously reported to the Commission, were re-elected.
(c) At the Annual Meeting, the Company's shareholders voted in favor of re-electing management's nominees for election as directors of the Company as follows:

                                       For                     Against
                                       ---                     -------
         Harold K. Fletcher         1,990,463                  196,144
         George J. Leon             2,093,463                   93,144
         Robert J. Melnick          2,075,463                  111,144
         Jeff C. O'Hara             2,075,463                  111,144
         Robert A. Rice             2,086,791                   99,816
         Robert H. Walker           2,093,463                   93,144

The shareholders also voted 2,093,647 shares in favor of ratifying the audit committee's appointment of BDO Seidman, LLP, as the Company's independent registered public accountants for the fiscal year ending March 31, 2008. Shareholders owning 92,960 shares voted against this proposal.


(d) Not applicable

-------------------------------------

Item 6.         Exhibits
-------         --------

                a.    Exhibits

               31.1 Certification by CEO pursuant to Rule 15d-14 under the
                    Securities Exchange Act.

               31.2 Certification by Principal Accounting Officer pursuant to
                    Rule 15d-14 under the Securities Exchange Act.

               32.1 Certification by CEO and Principal Accounting Officer
                    pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                    Section 906 of the Sarbanes-Oxley Act of 2002. .


SIGNATURES
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         TEL-INSTRUMENT ELECTRONICS CORP.

Date:    February 13, 2008               By:  /s/  Harold K. Fletcher
                                            --------------------------------
                                                   Harold K. Fletcher
                                                   Chairman and CEO

Date:   February 13, 2008                By:  /s/  Joseph P. Macaluso
                                            --------------------------------
                                                   Joseph P. Macaluso
                                                   Principal Accounting Officer