Form 10-K
period 2008-03-31
TEL INSTRUMENT ELECTRONICS CORP
filed 2008-07-14
CIK 96885

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

              Annual Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

For the fiscal year ended March 31, 2008            Commission File No. 33-18978


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

     2,439,261 shares of Common Stock were outstanding as of July 3, 2008.

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See definition of "large accelerated filer", "accelerated filer" , and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer[ ]    Accelerated filer[ ]      Non-accelerated filer[ ]
            Smaller reporting company X                 (Do not check if smaller
                                                           reporting company)

Indicate by checkmark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Securities Act). Yes      No  X
                                      -----   -----

The aggregate market value of the voting Common Stock (par value $.10 per share) held by non-affiliates on September 30, 2007 (the last business day of our most recently completed second fiscal quarter) was $3,937,608 using the closing price on September 30, 2007.

                                     PART I
                                     ------

Item 1.   Description of Business
-------   -----------------------

          General
          -------

          Tel-Instrument Electronics Corp ("Tel" or the "Company") has been in business since 1947, and is a leading designer and manufacturer of avionics test and measurement solutions for the global commercial air transport, general aviation, and government/military aerospace and defense markets. The Company manufactures and sells instruments to test and measure, and calibrates and repairs a wide range of airborne navigation and communication equipment.

          Tel's instruments are used to test navigation and communications equipment installed in aircraft, both on the flight line ("ramp testers") and in the maintenance shop ("bench testers"), and range in list price from $7,500 to $85,000 per unit. Tel continues to develop new products in anticipation of customers' needs and to maintain its strong market position. Its development of multifunction testers, for example, has made it easier for customers to perform ramp tests with less operator training, fewer test sets, and lower product support costs. In recent years the Company has become a major manufacturer and supplier of IFF (Identification Friend or Foe) flight line test equipment, and recently was awarded major military contracts, CRAFT ("Communications/Navigation (COMM/NAV) Radio Frequency (RF) Avionics Flightline Tester") and ITATS ("Intermediate Level TACAN Test Set") (see below), incorporating new technology.

          Over the last few years, the Company has won competitive awards for two major contracts for new products, CRAFT or AN/USM-708 and ITATS or "AN/ARM-206, from the U.S. Navy. These contracts include multi-year production deliveries, and the Company expects that production shipments under these programs will commence in calendar year 2009. However, the Company has started to ship the initial pilot production units in July 2008. If the production options are exercised in full, these programs have an aggregate revenue value of approximately $40 million over the next few years. The products under these contracts represent cutting edge technology, and should provide Tel with a competitive advantage for years to come.

          The AN/USM-708 or CRAFT is a key product for the Company as it represents a cutting edge technology product, and is currently the only IFF Mode 5 flight line test set under contract with the U.S. Military. The AN/USM-708 contract was competitively awarded to the Company by the United States Navy, and was recently modified to increase the potential number of units to 1,200. This modified contract is approximately a $27 million multi-year, firm-fixed-price, indefinite-delivery/indefinite-quantity contract for the systems engineering, design and integration, fabrication, testing, and production of an AN/USM-708 test set with sonobuoy simulator capabilities. The AN/USM-708 CRAFT unit combines advanced IFF (including Mode 5) navigation, communication, and sonobuoy test capabilities in a portable test set, which will utilize a flexible and expandable digital-signal-processing-based architecture. The engineering design is currently being finalized. These units will undergo design validation testing in late calendar year 2008, with production scheduled to begin in calendar year 2009.

          In March 2008, the Company was awarded an additional $2.2 million purchase order from the U.S. Navy for 83 AN/USM-719 flight line test sets and associated documentation. The AN/USM-719 is a CRAFT variant for IFF only. This increases the number of pilot production orders from 15 to 98 units. These 98 units are expected to be substantially completed during the 2008 calendar year.

Item 1.   Description of Business
-------   -----------------------

          General (continued)
          -------------------

          The contract for the AN/USM-708/AN/USM-719 is a significant milestone for the Company, because the development of this technology, which has been funded by the Company, will establish Tel's position as a leader in the industry, and will meet the U.S. Navy's test requirements for years to come. The Company believes that, given the unique nature of this design, this product could generate sales to other military customers. The Company has already received orders for a limited number of units of this product for a modified CRAFT test set from customers other than the U.S. Navy. The AN/USM-708 contract also includes options for testing encrypted communications, which, if exercised, could represent a major expansion in the Company's core business.

          The AN/ARM-206 or ITATS is a bench test set combining advanced digital technology with state of the art automated testing capabilities. This product will represent an important expansion to Tel's current product line, and the automated testing capabilities will represent a significant labor savings benefit to our customers. This contract has options for approximately 180 units with a total value of over $12 million; the initial work authorization was $4.4 million. Tel is working with an engineering sub-contractor and, as a result, this program will entail a much lower level of Tel engineering design effort than the AN/USM-708, and a lower gross profit margin, until the design is completed and validated, and production orders are received and delivered. Given the unique nature of the design, this unit could also generate significant sales to other military customers, both domestically and overseas.

          Tel's earlier models ("Legacy Products") have also been selling well and the Company was recently awarded two large contracts from the U.S. Army for the T-30D and the T-47N.

          In January, 2004, the Company acquired privately held Innerspace Technology, Inc. ("ITI"). ITI has been in the marine instrumentation systems business for over 30 years designing, manufacturing and distributing a variety of shipboard and underwater instruments to support hydrographers, oceanographers, researchers, engineers, geophysicists, and surveyors worldwide. As a result of the lack of growth in this business, and the anticipated growth of the avionics business, the Company has decided to terminate this business and focus on the avionics segment. As a result, in fiscal year 2008, the Company treated ITI as discontinued operations, and wrote-off the remaining assets of this division (see Notes to the Consolidated Financial Statements). No plans have yet been finalized as to the disposition of the ITI assets or business.

          Competition

          The Company manufactures and sells commercial and military products as a single avionics business, and its designs and products cross both markets.

          The general aviation market consists of some 1,000 avionics repair and maintenance service shops, at private and commercial airports in the United States, which purchase test equipment to assist in the repair of aircraft electronics. The commercial aviation market consists of approximately 80 domestic and foreign commercial airlines.

          The civilian market for avionic test equipment is dominated by two manufacturers, Tel and Aeroflex, which is substantially larger than Tel. This market is relatively small and highly competitive. Tel has been successful because of its high quality, new technology, user friendly products and competitive prices.

Item 1.   Description of Business
-------   -----------------------

          General (continued)
          -------------------

          Competition (continued)
          -----------------------

          The military market is large and is dominated by large corporations with substantially greater resources than the Company, including Aeroflex. Tel competitively bids for government contracts on the basis of the uniqueness of its products and "small business set asides" (i.e., statutory provisions requiring the military to entertain bids only from statutorily defined small businesses), and on bids for sub-contracts from major government suppliers. There are a limited number of competitors who are qualified to bid for "small business set asides." The military market consists of many independent purchasing agencies and offices. The process of awarding contracts is heavily regulated by the Department of Defense.

          In recent years the Company has won several large, competitively bid contracts from the government and has become an important supplier for the U.S. Military, as well as the NATO countries, for flight line IFF test equipment. The AN/USM-708 program, discussed above, involves a new generation of technology, including the next generation of IFF testing, and is expected to allow the Company to continue to be a major supplier of avionics test equipment to the military for years to come. Tel believes its new technology will also allow it to increase sales to the commercial market in the future.

          Marketing and Distribution
          --------------------------

          Domestic commercial sales are made throughout the U.S. to commercial airlines and general aviation businesses directly or through distributors. No direct commercial customer accounted for more than 10% of commercial sales in fiscal years 2008 and 2007. Domestic distributors receive a 15%-20% discount for stocking, selling, and, in some cases, providing product calibration and repairs. Tel gives a 5% to 15% discount to non-stocking distributors, and to independent sales representatives, depending on their sales volume and promotional effort. Avionics International and Aero Express, independent domestic distributors, accounted for 14% and 12%, and 6% and 12% of commercial sales, respectively, for the years ended March 31, 2008 and 2007, respectively. Dallas Avionics, an independent domestic distributor, accounted for 10% and 16% of total commercial sales for the years ended March 31, 2008 and 2007, respectively. The loss of any of one these distributors would not have a material adverse effect on the Company or its operations.

          Marketing to the U.S. Government is made directly by employees of the Company or through independent sales representatives, who receive similar commissions to the commercial distributors. For the years ended March 31, 2008 and 2007, sales to the U.S. Government, including shipments through the government's logistics center, represented approximately 45% and 27%, respectively, of net avionics sales. One direct government customer (Boeing Corp.) accounted for 13% of government sales in fiscal year 2007. No direct government customers represented over 10% of government sales for fiscal year 2008.

          International sales are made throughout the world to government and commercial customers, direct, through American export agents, or through the Company's overseas distributors at a discount reflecting a 20% to 22% selling commission, under written or oral, year-to-year arrangements. The Company has an exclusive distribution agreement with Muirhead Avionics and Accessories, Ltd, based in the United Kingdom, to represent the Company in parts of Europe, and with Milspec Services in Australia and New Zealand. Muirhead accounted for approximately 6% and 4% of commercial sales for the years ended March 31, 2008 and 2007, respectively. In addition, Muirhead sells to government customers.

Item 1.   Description of Business
-------   -----------------------

          General (continued)
          -------------------

          Marketing and Distribution (continued)
          --------------------------------------

          Tel also sells its products through exclusive distributors in Spain, Portugal, and the Far East and is exploring distribution in other areas. For the years ended March 31, 2008 and 2007 total international sales were 20% and 19%, respectively, of total sales. Additionally, the Company has an agreement with M.P.G. Instruments s.r.l., based in Italy, wherein this distributor has the exclusive sales rights for DME/P ramp and bench test units. For the fiscal year ended March 31, 2007, sales to M.P.G. Instruments s.r.l represented 13% of total domestic and foreign government sales. The Company continues to explore additional marketing opportunities in other parts of the world, including the Far East. The Company has no material assets overseas.

          Tel also provides customers with calibration and repair services.

          Future domestic market growth, if any, will be affected in part by whether the U.S. Federal Aviation Administration (FAA) implements plans to upgrade the U.S. air traffic control system and by continuing recent industry trends towards more sophisticated avionics systems, both of which would require the design and manufacture of new test equipment. The weak financial condition of the commercial airline industry also impacts growth in this segment. The military market is affected by additional requirements by the Department of Defense. The Company believes its test equipment is recognized by its customers for its quality, durability, reliability, affordability, and by its advanced technology.

          Backlog
          -------

          Set forth below is Tel's avionics backlog at March 31, 2008 and 2007.

                                      Commercial     Government       Total
                                      ----------     ----------       -----

              March 31, 2008         $    61,500    $ 7,144,235    $ 7,205,735
              March 31, 2007         $   660,027    $ 8,863,006    $ 9,523,033


          Tel believes that most of its backlog at March 31, 2008 will be delivered during the next two fiscal years. The decrease in government backlog is mostly attributed to percentage of completion revenues on the $4.4 million order for the ITATS program, which converts orders to sales more rapidly. The decrease in commercial backlog is due to the timing of orders from domestic distributors and that most commercial orders are filled in less than 12 months. All of the backlog is pursuant to purchase orders and all of the government contracts are fully funded. However, government contracts are always susceptible to termination for convenience by the government. Historically, the Company obtains orders which are required to be filled in less than 12 months, and therefore, these anticipated orders are not reflected in the backlog.

          During the first quarter of fiscal year 2009, the Company received three large orders totaling approximately $1.3 million for its T-30D and T-47N products, and an order for approximately $994,000 to upgrade 125 AN/APM-480's to T-47N's.

          Suppliers
          ---------

          Tel obtains its purchased parts from a number of suppliers. These materials are standard in the industry, and the Company foresees no difficulty in obtaining purchased parts, as needed, at acceptable prices.

Item 1.   Description of Business
-------   -----------------------

          General (continued)
          -------------------

          Patents and Environmental Laws
          ------------------------------

          Tel has no patents or licenses which are material to its business, and there are no material costs incurred to comply with environmental laws.

          Engineering, Research, and Development
          --------------------------------------

          In the fiscal years ended March 31, 2008 and 2007 Tel spent $2,790,961 and $2,427,839, respectively, on the engineering, research, and development of new and improved products. None of these amounts was sponsored by customers. Tel's management believes that continued significant expenditures for engineering, research, and development are necessary to enable Tel to expand its products, sales, and profits, and to remain competitive. However, the current level of engineering expenses is projected to decline as the development phase of the AN/USM-708 program ends.

          Engineering, research, and development expenditures in fiscal 2008 were directed primarily to the continued development of the new AN/USM-708 (CRAFT) next generation multi-function test set for the U.S. Navy, including the next generation of IFF testing sets, and the incorporation of other product enhancements in existing designs. The Company owns all of these designs.

          Personnel
          ---------

          At July 3, 2008, Tel had 23 full-time employees in manufacturing, materials management, and quality assurance, 15 in administration and sales, including customer services and product support, and 13 in engineering, research and development, none of whom belongs to a union. The Company also utilized 1 part-time individual in manufacturing and 1 in administration. From time to time, the Company also employs independent contractors to support its manufacturing, engineering, and sales organizations. At July 3, 2008, the Company utilized 3 independent consultants in sales, and 4 in engineering. Tel has been successful in attracting skilled and experienced management and scientific personnel.

Item 2.   Properties
-------   ----------

          The Company leases 19,564 square feet in Carlstadt, New Jersey as its manufacturing plant and administrative offices, pursuant to a ten-year lease expiring in February, 2011 (see Note 10 to the Notes to the Consolidated Financial Statements). The current facilities are adequate for the Company's needs, currently and for the near future. Tel is unaware of any environmental problems in connection with its location and, because of the nature of its manufacturing activities, does not anticipate such problems.

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



PART II
-------

Item 5.   Market for Registrant's Common Stock and Related Stockholder Matters
-------   --------------------------------------------------------------------

          The Common Stock, $.10 par value, of the Registrant ("Common Stock") is traded on the American Stock Exchange and its symbol is TIK. On
          June 30, 2008, the closing share price on the Amex was $4.15. The following table sets forth the high and low per share sale prices for our common stock for the periods indicated as reported for fiscal years 2008 and 2007 by the Amex:

                    Fiscal Year
                  Ended March 31,           High              Low
               -----------------------     ------            -----
                            2007
                            ----
               First Quarter                3.49              1.95
               Second Quarter               3.07              1.86
               Third Quarter                3.20              2.20
               Fourth Quarter               3.60              2.91

                            2008
                            ----
               First Quarter                3.85              3.50
               Second Quarter               3.80              3.35
               Third Quarter                4.24              3.65
               Fourth Quarter               4.24              3.68

          During fiscal year 2008, the Company issued 63,400 shares of common stock upon exercise of stock options granted pursuant to its 1998, 2003 and 2006 Employee Stock Option Plans for an aggregate $138,345 which was added to working capital. All of the shares were issued pursuant to our S-8 Registration Statement filed on August 18, 2005.
          See Note 13 to the Notes to the Consolidated Financial Statements and
          Item 11, Executive Compensation, for information on the Company's
          Employee Stock Option Plans of 1998, 2003 and 2006.

          In each of fiscal year 2008 and 2007 Mr. Harold K. Fletcher, CEO, converted a $50,000 convertible note due into 20,000 shares of common stock at $2.50 per share. These shares were sold pursuant to Section
          4(2) of the Securities Act of 1933, and are restricted. These conversions reduced the Company's liabilities by $50,000 each year.

          The following table provides information as of March 31, 2008 regarding compensation plans under which equity securities of the Company are authorized for issuance.

          ----------------------------- ----------------------- ----------------------- -------------------------------
                                        Number of securities      Weighted average       Number of options remaining
                 Plan category            to be issued upon       exercise price of         available for future
                                         exercise of options           options              issuance under Equity
                                                                                             Compensation Plans
          ----------------------------- ----------------------- ----------------------- -------------------------------
           Equity Compensation Plans
           approved by shareholders
                                               348,300                  $3.33                      179,370
          ----------------------------- ----------------------- ----------------------- -------------------------------
           Equity Compensation Plans
                not approved by                  --                      --                          --
                 shareholders
          ----------------------------- ----------------------- ----------------------- -------------------------------
                     Total                     348,300                  $3.33                      179,370
          ----------------------------- ----------------------- ----------------------- -------------------------------

          Approximate number of equity holders
          ------------------------------------
                                                  Number of Holders
           Title of Class                         of record as of March 31, 2008
           ---------------------------------------------------------------------
           Common Stock, par value
           $.10 per share                                   279

          Dividends
          ---------

          Registrant has not paid dividends on its Common Stock and does not expect to pay such dividends in the foreseeable future.

                                       6

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

          General
          -------

          Management's discussion and analysis of results of operations and financial condition is intended to assist the reader in the understanding and assessment of significant changes and trends related to the results of operations and financial position of the Company together with its subsidiary. This discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying financial notes, and with the Critical Accounting Policies noted below. The Company's fiscal year begins on April 1 and ends on March 31. Unless otherwise noted, all references in this document to a particular year shall mean the Company's fiscal year ending on March 31.

          As previously discussed, the Company's avionics business is conducted in the Government, Commercial and General aviation markets (see Note 15 of Notes to Financial Statements for segment financial information). In January 2004, the Company completed its acquisition of ITI, a company selling products to the marine industry, and ITI's financial statements have been consolidated with the Company's financial statements since then. As a result of the lack of growth in this business, and the anticipated growth of the avionics business, the Company has decided to divest itself of this business and focus on the avionics' segment. As a result, in fiscal year 2008, the Company treated ITI as a discontinued operation. The financial statements have been restated to segregate the Company's discontinued ITI business, and include a charge to write-off the remaining assets of ITI (see
          Note 11 to the Consolidated Financial Statements).

Item 7.   Management's Discussion and Analysis of Financial Condition and
-------   ---------------------------------------------------------------
          Results of Operations
          ---------------------

          Overview
          --------

          In fiscal year 2008, the Company's revenues increased substantially, but it still incurred a significant, but reduced, loss from continuing operations due to continuing high engineering expenditures for the CRAFT products (AN/USM-719 and AN/USM-708), a substantially lower gross profit margin on the documentation and testing phase of the ITATS (AN/ARM-206) program, and the fourth quarter write-down of Tel's investment in its ITI subsidiary.

          Tel is anticipating a return to profitable operations in fiscal year 2009 due primarily to a strong increase in projected sales from the two recent large IDIQ ("Indefinite Delivery/Indefinite Quantity") contracts with the Army and the previously announced $2.2 million AN/USM-719 IFF test set order from the U.S. Navy. In addition, the Company continues to sell its legacy products and pursue business in the commercial market. Engineering expenses are also projected to decline as the development phase of the AN/USM-708 program nears completion.

          With respect to the new Army contracts, Tel was successful in recently winning a competitively bid five year IDIQ contract from the U.S. Army for 57 to 590 units of T-30D Navigation test sets with a maximum contract value of $3.2 million, and a five year IDIQ contract from the U.S. Army for 56 to 156 units of T-47N IFF test sets, with a maximum contract value of $2.7 million. First shipments under both contracts began in the first quarter of fiscal year 2009. Tel is also planning to deliver 83 units of AN/USM-719 IFF test sets to the U.S. Navy in fiscal year 2009. Significant additional growth is expected in fiscal year 2010 when substantial production deliveries of the AN/USM-719, AN/USM-708, and AN/ARM-206 are expected to commence in volume.

          Over the last several years, Tel has aggressively invested in revitalizing its product line with three cutting edge products now nearing completion, including two variants of CRAFT listed above, and the AN/ARM-206 TACAN bench test set. The CRAFT products are still the only Mode 5 flight line test sets under contract with the U.S. Military. Tel continues to work to finalize the AN/USM-708 product, with the Navy technical evaluation process scheduled to commence later this year. To date, the Navy has exercised CRAFT production options for 98 pilot production units out of a maximum IDIQ contract of 1,200 units. The AN/ARM-206 TACAN Test Set design combines advanced digital technology with state of the art automated testing capabilities. This product will represent an important expansion to Tel's current product line and its automated testing capabilities will represent a significant benefit to our customers. This IDIQ contract is for up to 180 units with a maximum contract value of $12 million.

Item 7.   Management's Discussion and Analysis of Financial Condition and
-------   ---------------------------------------------------------------
          Results of Operations (continued)
          ---------------------------------

          Results of Operations 2008 Compared to 2007
          -------------------------------------------

          Sales
          -----

          Net sales increased $4,232,583 (60.4%) to $11,235,524 for the fiscal year ended March 31, 2008 as compared to the fiscal year ended March 31, 2007. Sales from the Company's traditional products increased substantially over the same period in the prior year as a result of an increase in government spending for the Company's products and increased marketing efforts for these contracts. In addition, in fiscal year 2008, the Company recognized $2,500,000 of revenues on a percentage-of-completion basis under the ITATS contract.

          Avionics government sales increased $3,546,321 (78.8%) to $8,049,120 for the year ended March 31, 2008 as compared to the year ended March 31, 2007 largely as a result of revenues of approximately $2,500,116 from the ITATS contract, which are recognized on a percentage-of-completion basis, and a net increase in sales from several legacy products due to the award of new contracts from the government.

          Avionics commercial sales increased from prior year by $686,262 (27.4%) to $3,186,404. This increase is mostly attributed to an increase in sales of the TR-220 Multi-Function Test set ($333K), as a result of efforts of the Company's domestic distributors, as well as an increase in repair and parts sales ($312K). The weak financial condition of the commercial airline industry continues to limit significant growth in this segment in addition to increased competition.

          Gross Margin
          ------------

          Gross margin increased $946,259 (24.6%) to $4,797,770 for the year ended March 31, 2008 as compared to the prior fiscal year. The increase in gross margin is attributed to the increase in volume. The gross margin percentage for the year ended March 31, 2008 was 42.7% as compared to 55.0% for the year ended March 31, 2007. The decrease in gross profit percentage is primarily attributed to the lower gross profit percentage (10.5%) on the current ITATS contract discussed above. The gross profit margin (10.5%) for this contract is significantly less than the Company's historical gross margin due to the use of an outside subcontractor in the documentation and design phase, prototype development, and the competitiveness of the bidding process. During the third quarter of the prior fiscal year, the Company reversed its remaining enhancement liability of approximately $125,000 relating to its upgrade liability for the completed Navy AN/APM-480 contract, which also favorably impacted the gross margin percentage in that fiscal year. The reversal was made because the Company's contractual obligation and liability ended at that time.

Item 7.   Management's Discussion and Analysis of Financial Condition and
-------   ---------------------------------------------------------------
          Results of Operations (continued)
          ---------------------------------

          Results of Operations 2008 Compared to 2007 (continued)
          -------------------------------------------------------

          Operating Expenses
          ------------------

          Selling, general and administrative expenses decreased $101,769 (4.0%) to $2,469,585 for the year ended March 31, 2008 as compared to the year ended March 31, 2007, primarily as a result of lower group insurance costs ($81K), recruitment ($60K) and professional fees ($76K) partially offset by higher salaries for marketing and sales ($98K), attributed mostly to the addition of a new Director of Business Development and an increase in outside sales commissions ($53K).

          Engineering, research and development expenses increased $362,122 (15.0%) to $2,790,961 for fiscal year 2008 as compared to the prior fiscal year. This increase is primarily attributed to additional contract engineering services used on the CRAFT program.

          Interest, net
          -------------

          Interest income decreased as a result of lower cash balances. Interest expense increased as a result of the increased borrowings associated with the line of credit and the loan against the cash surrender value of the keyman life insurance policy.

          Loss from Continuing Operations before Income Taxes
          ---------------------------------------------------

          As a result of the above, the Company incurred a loss from continuing operations before income taxes of $488,357 for the year ended March 31, 2008 as compared to a loss from continuing operations before income taxes of $1,113,960 for the year ended March 31, 2007.

          Income Taxes for Continuing Operations
          --------------------------------------

          An income tax benefit in the amount of $157,752 was recorded for the year ended March 31, 2008 as a result of the loss before taxes from continuing operations for the year ended March 31, 2008 as compared to an income tax benefit of $464,242 for the year ended March 31, 2007 as a result of the loss before taxes from continuing operations for the year ended March 31, 2007.

          Loss from Operations of Discontinued Operations, net of taxes
          -------------------------------------------------------------

          Loss from operations of discontinued operations decreased $970 (1%) to $100,280 for the fiscal year ended March 31, 2008 as compared to loss of $99,310 for the prior year, primarily as a result of lower engineering expenses, offset by an increase in taxes.

          Loss on Disposal of Discontinued Operations, net of taxes
          ---------------------------------------------------------

          In March 2008, the Company wrote-off all the assets of this division, including inventories and property, plant and equipment in the amount of $150,897, net of $77,735 of taxes.

Item 7.   Management's Discussion and Analysis of Financial Condition and
-------   ---------------------------------------------------------------
          Results of Operations (continued)
          ---------------------------------

          Results of Operations 2008 Compared to 2007 (continued)
          -------------------------------------------------------

          Net Loss
          --------

          As a result of the loss from continuing operations, the loss from discontinued operations, and the loss on disposal of division, as discussed above, the Company incurred a net loss of $581,782 for the year ended March 31, 2008 as compared to a net loss of $749,028 for the year ended March 31, 2007. The loss for 2008 is affected by the write-off of discontinued operations, net of the tax benefit of the write-off of ITI.

          Liquidity and Capital Resources
          -------------------------------

          At March 31, 2008, the Company had working capital of $2,681,511 as compared to $3,121,343 at March 31, 2007. For the year ended March 31, 2008, the Company used $445,954 of cash to fund operating activities as compared to using $1,470,495 of net cash to fund operating activities in the prior year. This decrease in cash used in operating activities is primarily attributed to the lower operating loss from continuing operations and an increase in accounts payable and accrued expenses offset partially by an increase in accounts receivable and unbilled government receivables. The cash balance at March 31, 2008 was $469,906 as compared to $655,836 at March 31, 2007.

          For the year ended March 31, 2008, the Company used $228,321 in investing activities as compared to using $108,791 in fiscal year 2007. The increase is attributed to the increased purchases of capital equipment.

          Cash provided by financing activities was $488,345 in fiscal year 2008 as compared to $300,581 in fiscal year 2007. This increase is primarily attributed to the increased borrowings from the line of credit in the amount of $350,000 in fiscal year 2008,offset partially from borrowings on a loan from a life insurance policy in fiscal year 2007. In addition, cash provided by financing activities increased from the additional proceeds from the exercise of employee stock options.

          At March 31, 2008 the Company had an outstanding loan balance of $350,000 on which it currently pays 5.75% interest. The line of credit is collateralized by substantially all of the assets of the Company. The bank extended the credit agreement until September 30, 2008, and the new agreement includes a new borrowing base calculation tied to working capital. As of March 31, 2008, remaining availability under this modified line was approximately $425,000 based upon eligible receivables and inventories at March 31, 2008. During the first quarter of fiscal year 2009, the Company borrowed an additional $200,000, net against the line to fund inventories for the orders currently in the Company's backlog. During the first quarter, the Company started shipping against these orders, and the Company's cash balance at June 30, 2008 was approximately $870,000, with an outstanding loan balance of $550,000.

          The Company believes that it has adequate liquidity, borrowing resources and backlog to fund operating plans for at least the next twelve months. Currently, the Company has no material capital expenditure requirements.

          There was no significant impact on the Company's operations as a result of inflation for the year ended March 31, 2008.

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

          Revenue recognition - revenues are recognized at the time of shipment to, or acceptance by customer provided title and risk of loss is transferred to the customer. Provisions, when appropriate, are made where the right to return exists. Revenues for repairs and calibrations of the Company's products are recognized when the units are shipped.

          Due to the unique nature of the ITATS program wherein a significant portion of this contract will not be delivered over a year, revenues under this contract are recognized on a percentage-of-completion basis, which recognizes sales and profit as they are earned, rather than at the time of shipment. All expenses related to this contract are charged to cost of sales. The Company also receives progress billings on this program, which is a funding mechanism by the government to assist contractors on long-term contracts prior to delivery.

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

          Off Balance Sheet Arrangements
          ------------------------------

          The Company is not party to any off-balance sheet arrangements that may affect its financial position or its results of operations

          New Accounting Pronouncements
          -----------------------------

          In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 157 "Fair Value Measurements." This SFAS defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies to accounting pronouncements that require or permit fair value measurements, except for share-based payment transactions under SFAS No. 123. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007.

          In February 2008, FASB Staff Position ("FSP") FAS No. 157-2, "Effective Date of FASB Statement No. 157" ("FSP No. 157-2") was issued. FSP No. 157-2 defers the effective date of SFAS No. 157 to fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Examples of items within the scope of FSP No. 157-2 are nonfinancial assets and nonfinancial liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods), and long-lived assets, such as property, plant and equipment and intangible assets measured at fair value for an impairment assessment under SFAS No. 144.

          The Company does not expect that the partial adoption of SFAS No. 157 on April 1, 2008 with respect to financial assets and financial liabilities recognized or disclosed at fair value in the financial statements on a recurring basis will have a material impact on the Company's financial statements. The Company is in the process of analyzing the potential impact of SFAS No. 157 relating to its planned April 1, 2009 adoption of the remainder of the standard.

Item 7.   Management's Discussion and Analysis of Financial Condition and
-------   ---------------------------------------------------------------
          Results of Operations (continued)
          ---------------------------------

          New Accounting Pronouncements (continued)
          -----------------------------------------

          In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Liabilities, including an amendment of FASB Statement No. 115" ("SFAS No. 159"). SFAS No. 159 permits entities to choose, at specified election dates, to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses shall be reported on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157. Management anticipates the adoption of SFAS No. 159 will not have a material impact on its future financial statements.

          In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in consolidated Financial Statements -- an amendment of ARB No. 51 ("SFAS 160").SFAS 160 requires that ownership interests in subsidiaries held by parties other than the parent, and the amount of consolidated net income, be clearly identified, labeled, and presented in the consolidated financial statements within equity, but separate from the parent's equity. It also requires once a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. Sufficient disclosures are required to clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 will be effective beginning April 1, 2009. Management anticipates that the adoption of SFAS 160 will not have a material impact on the Company's future financial statements.

          In June 2007, the FASB ratified the consensus in EITF Issue No. 07-3 "Accounting for Nonrefundable Payments for Goods and Services to be Used in Future Research and Development Activities" (ETIF 07-04), requiring that nonrefundable advance payments for future research and development activities be deferred and capitalized. Such amounts should be expensed as the related goods are delivered or the related services performed. The statement is effective for fiscal years beginning after December 15, 2007. Management anticipates that the adoption of EITF Issue No. 07-3 will not have a material impact on the Company's future financial statements.

          In December 2007, the FASB issued SFAS No 141(R), "Business Combinations." This statement provides new accounting guidance and disclosure requirements for business combinations. SFAS No 141(R) is effective for business combinations which occur in the first fiscal year beginning on or after December 15, 2008. The Company does not currently expect the adoption of SFAS No. 141(R) to have a material impact.

          In December 2007, the FASB finalized the provisions of the Emerging Issues Task Force (EITF) Issue No. 07-1, "Accounting for Collaborative Arrangements." This EITF Issue provides guidance on and requires financial statement disclosures for collaborative arrangements that involve joint operating activities with one or more third parties.. EITF Issue No. 07-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company is currently assessing the effect of EITF Issue No. 07-1 on its financial statements, but it is not expected to be material.

Item 8.   Financial Statements and Supplementary Data
-------   -------------------------------------------
                                                                           Pages
                                                                           -----
          (1)    Financial Statements:

                 Report of Independent Registered Public Accounting Firm      16

                 Consolidated Balance Sheets - March 31, 2008 and 2007        17

                 Consolidated Statements of Operations - Years Ended          18
                    March 31, 2008 and 2007

                 Consolidated Statements of Changes in Stockholders'          19
                    Equity - Years Ended March 31,
                    2008 and 2007

                 Consolidated Statements of Cash Flows - Years Ended          20
                    March 31, 2008 and 2007

                 Notes to Consolidated Financial Statements               21- 40

          (2)    Financial Statement Schedule:
                 II - Valuation and Qualifying Accounts                       41

Report of Independent Registered Public Accounting Firm
-------------------------------------------------------



     The Board of Directors and Stockholders of
     Tel-Instrument Electronics Corp
     Carlstadt, New Jersey




     We have audited the accompanying consolidated balance sheets of Tel-Instrument Electronics Corp and subsidiary (the "Company") as of March 31, 2008 and 2007 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended March 31, 2008. We have also audited the schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tel-Instrument Electronics Corp and subsidiary as of March 31, 2008 and 2007, and the results of their operations and their cash flows for each of the two years in the period ended March 31, 2008 in conformity with accounting principles generally accepted in the United States .

     Also, in our opinion, the financial statement schedule presents fairly, in all material respects, the information set forth therein.





     /s/  BDO Seidman, LLP
     ----------------------------------
          BDO Seidman, LLP


          Woodbridge, New Jersey

     July 9, 2008



TEL-INSTRUMENT ELECTRONICS CORP

Consolidated Balance Sheets


                                                                            March 31,     March 31,
ASSETS                                                                        2008          2007
                                                                          -----------    -----------
Current assets:
        Cash                                                              $   469,906    $   655,836
        Accounts receivable, net of allowance for doubtful accounts
             of $31,206 and $34,544                                         1,223,753        982,214
        Unbilled government receivables                                     1,100,323           --
        Inventories, net                                                    2,075,542      2,123,336
        Taxes receivable                                                       44,612         28,776
        Prepaid expenses and other                                             96,834         98,053
        Assets of discontinued operations                                        --          337,306
        Deferred income tax asset                                             531,975        395,756
                                                                          -----------    -----------
             Total current assets                                           5,542,945      4,621,277

Equipment and leasehold improvements, net                                     532,240        495,929
Deferred income tax asset - non-current                                       900,221        800,000
Non-current assets of discontinued operations                                    --          129,318
Other assets                                                                  142,069         81,318

Total assets                                                              $ 7,117,475    $ 6,127,842
                                                                          ===========    ===========

LIABILITIES AND STOCKHOLDERS'  EQUITY

Current liabilities:
      Line of credit                                                      $   350,000    $      --
      Convertible note payable - related party                                 50,000         50,000
      Accounts payable                                                        928,367        372,106
      Deferred revenues                                                        55,014        115,409
      Accrued expenses - vacation pay, payroll and payroll withholdings       348,683        353,727
      Accrued expenses - related parties                                       41,925         74,999
      Accrued expenses - other                                              1,087,445        533,693
                                                                          -----------    -----------
             Total current liabilities                                      2,861,434      1,499,934

Convertible note payable - related party                                         --           50,000
Deferred revenues                                                              43,818         23,656
                                                                          -----------    -----------

         Total liabilities                                                  2,905,252      1,573,590
                                                                          -----------    -----------

Commitments

Stockholders' equity
Common stock, par value $.10 per share, 2,428,261 and 2,341,861
      issued and outstanding                                                  242,816        234,186
Additional paid-in capital                                                  4,611,272      4,380,149
Accumulated deficit                                                          (641,865)       (60,083)
                                                                          -----------    -----------

             Total stockholders' equity                                     4,212,223      4,554,252
                                                                          -----------    -----------

Total liabilities and stockholders' equity                                $ 7,117,475    $ 6,127,842
                                                                          ===========    ===========


The accompanying notes are an integral part of the financial statements

                                                  17



TEL-INSTRUMENT ELECTRONICS CORP
Consolidated Statements of Operations



                                                          For the years ended March 31,
                                                          -----------------------------
                                                              2008            2007
                                                              ----            ----

Net sales                                                 $ 11,235,524    $  7,002,941

Cost of sales                                                6,437,754       3,151,430
                                                          ------------    ------------

              Gross margin                                   4,797,770       3,851,511
                                                          ------------    ------------

Operating expenses:
  Selling, general and administrative                        2,469,585       2,571,354
  Engineering, research and development                      2,790,961       2,427,839
                                                          ------------    ------------

              Total operating expenses                       5,260,546       4,999,193
                                                          ------------    ------------

Loss from continuing operations                               (462,776)     (1,147,682)

Other income/(expense):
              Interest income                                   16,461          42,692
              Interest expense                                 (37,542)         (2,220)
              Interest  expense -  related parties              (4,500)         (6,750)
                                                          ------------    ------------

Loss from continuing operations before income taxes           (488,357)     (1,113,960)

              Income tax benefit                              (157,752)       (464,242)
                                                          ------------    ------------


Loss from continuing operations, net of income taxes          (330,605)       (649,718)
                                                          ------------    ------------

Discontinued operations:
  Loss from operations of discontinued operations,
       adjusted for applicable income tax benefit             (100,280)        (99,310)
  Loss on disposal of division, adjusted for applicable
       income tax benefit                                     (150,897)           --
                                                          ------------    ------------

Loss from discontinued operations, net of income taxes        (251,177)        (99,310)
                                                          ------------    ------------

Net loss                                                  $   (581,782)   $   (749,028)
                                                          ============    ============

Loss from continuing operations, net of income taxes:
   Basic and diluted loss per common share                $      (0.14)   $      (0.29)
                                                          ============    ============

Loss from discontinued operations, net of income taxes:
  Basic and diluted loss per common share                 $      (0.11)   $      (0.04)
                                                          ============    ============

Net loss
  Basic and diluted loss per common share                 $      (0.25)   $      (0.33)
                                                          ============    ============

Weighted average number of shares outstanding
          Basic and diluted                                  2,375,577       2,303,858
                                                          ============    ============


The accompanying notes are an integral part of the financial statements.

                                           18



TEL-INSTRUMENT ELECTRONICS CORP
Consolidated Statements of Changes in Stockholders' Equity


                                                                                      (Accumulated
                                                    Common Stock           Additional    Deficit)
                                              # of Shares                   Paid-In      Retained
                                                Issued        Amount        Capital      Earnings         Total
                                              -----------   -----------   -----------   -----------    -----------
 Balances  at April 1, 2006                     2,279,411       227,941   $ 4,251,180   $   688,945    $ 5,168,066


Net loss                                             --            --            --        (749,028)      (749,028)
Non-cash stock-based compensation                    --            --           5,633          --            5,633
Conversion of notes payable to common stock        20,000         2,000        48,000          --           50,000
Issuance of common stock in connection
   with the exercise of stock options              42,450         4,245        75,336          --           79,581
                                              -----------   -----------   -----------   -----------    -----------
Balances  at March 31, 2007                     2,341,861       234,186     4,380,149       (60,083)     4,554,252


Net loss                                             --            --            --        (581,782)      (581,782)
Non-cash stock-based compensation                    --            --          39,708          --           39,708
Issuance of common stock for compensation           3,000           300        11,400          --           11,700
Conversion of notes payable to common stock        20,000         2,000        48,000          --           50,000
Issuance of common stock in connection
  with the exercise of stock options               63,400         6,330       132,015          --          138,345
                                              -----------   -----------   -----------   -----------    -----------
Balances at March 31, 2008                      2,428,261   $   242,816   $ 4,611,272   $  (641,865)   $ 4,212,223
                                              ===========   ===========   ===========   ===========    ===========


The accompanying notes are an integral part of the financial statements.

                                                         19



TEL-INSTRUMENT ELECTRONICS CORP
Consolidated Statements of Cash Flows


                                                             For the years ended March 31,
                                                             -----------------------------
                                                                  2008           2007
                                                                  ----           ----
Cash flows from operating activities:
    Net loss                                                  $  (581,782)   $  (749,028)
    Adjustments to reconcile net loss to net cash
       used in operating activities:
          Deferred income taxes                                  (157,752)      (518,713)
          Loss from discontinued operations                       150,897           --
          Depreciation and amortization                           192,010        258,609
          Issuance of stock for compensation                       11,700           --
          Provision for inventory obsolescence                     80,000        158,370
          Increase in cash surrender value of life
            insurance                                             (59,446)       (15,803)
          Non-cash stock-based compensation                        39,708          5,633
          Changes in assets and liabilities:
          (Increase) decrease in accounts receivable             (241,539)        67,364
          Increase in unbilled government receivable           (1,100,323)          --
          Increase in inventories                                 (32,206)      (516,732)
              (Increase) decrease in taxes receivable             (15,836)        53,712
          (Increase) decrease in prepaid expenses and other           (86)        38,980
          Increase in accounts payable                            556,261         83,620
          Decrease  in deferred revenues                          (40,233)        (1,012)
              Increase (decrease) in accrued expenses             515,634       (335,495)
              Decrease in assets of discontinued operations       237,039           --
                                                              -----------    -----------

                  Net cash used in operating activities          (445,954)    (1,470,495)
                                                              -----------    -----------

Cash flows from investing activities:
   Acquisition of equipment                                      (228,321)      (108,791)
                                                              -----------    -----------


            Net cash used in investing activities                (228,321)      (108,791)

Cash flows from financing activities:
   Proceeds from exercise of stock options                        138,345         79,581
   Proceeds from line of credit                                   350,000           --
   Repayment of note payable                                         --          (29,000)
   Proceeds from loan on life insurance                              --          250,000
policy
   Payment of capitalized lease obligations                          --             --
                                                              -----------    -----------


            Net cash provided by financing activities             488,345        300,581
                                                              -----------    -----------

Net decrease in cash                                             (185,930)    (1,278,705)

Cash, beginning of year                                           655,836      1,934,541
                                                              -----------    -----------

Cash, end of year                                             $   469,906    $   655,836
                                                              ===========    ===========

Supplemental cash flow information:
   Taxes paid                                                 $      --      $    21,882
                                                              ===========    ===========

   Interest paid                                              $    43,549    $     5,695
                                                              ===========    ===========
Supplemental non-cash information
   Notes converted into common stock                          $    50,000    $    50,000
                                                              ===========    ===========


The accompanying notes are an integral part of the financial statements.

                                            20

TEL-INSTRUMENT ELECTRONICS CORP

Notes To Consolidated Financial Statements

1.   Business, Organization, and Liquidity

     Business and Organization

     Tel-Instrument Electronics Corp ("Tel" or the "Company") has been in business since 1947. The Company is a leading designer and manufacturer of avionics test and measurement instruments for the global, commercial air transport, general aviation, and government/military defense markets. Tel provides instruments to test, measure, calibrate, and repair a wide range of airborne navigation and communication equipment. The Company sells its equipment in both domestic and international markets.

     In January, 2004, the Company acquired Innerspace Technology, Inc. ("ITI"). ITI has been in the marine instrumentation systems business for over 30 years manufacturing and distributing a variety of shipboard and underwater instruments to hydrographers, oceanographers, researchers, engineers, geophysicists, and surveyors worldwide. As a result of the lack of growth in this business, and the anticipated growth of the avionics business, the Company decided to focus on the avionics segment. As a result, in fiscal year 2008, the Company treated ITI as discontinued operations, and has written-off the remaining assets of this division.

2.   Summary of Significant Accounting Policies

     Principles of Consolidation:

     The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, and include the Company and its wholly-owned subsidiary. All significant inter-company accounts and transactions have been eliminated.

     As discussed in the Notes 1 and 12, the consolidated financial statements have been restated to classify the marine system division as discontinued operations. Prior year amounts have been reclassified to conform with the 2008 presentation.

     Revenue Recognition:

     Revenues are recognized at the time of shipment to, or acceptance by customer, provided title and risk of loss is transferred to the customer. Provisions, when appropriate, are made where the right to return exists. Revenues for repairs and calibrations of the Company's products (approximately 8% of revenues) are recognized when the units are shipped.

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

     Payments received prior to the delivery of units or services performed are recorded as deferred revenues

     Financial Instruments:

     The carrying amounts of cash and other current assets and liabilities approximate fair value due to the short-term maturity of these investments. The debt to related party has an interest rate that approximates current market rates and therefore the carrying value approximates market.

     Concentrations of Credit Risk:

     Cash held in banks: The Company maintains its cash balances in U.S. Financial Institutions, and amounts at times exceed the Federal Deposit Insurance Company limits.

     Accounts Receivable: The Company's avionics customer base is primarily comprised of airlines, distributors, and the U.S. Government. As of March 31, 2008, the Company believes it has no significant risk related to its concentration within its accounts receivable.

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

TEL-INSTRUMENT ELECTRONICS CORP

2.   Summary of Significant Accounting Policies (continued)

     Equipment and Leasehold Improvements:

     Office and manufacturing equipment are stated at cost. Depreciation and amortization are provided on a straight-line basis over periods ranging from 3 to 8 years.

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

     Advertising Expenses:

     Advertising expenses consist primarily of costs for direct advertising. The Company expenses all advertising costs as incurred, and classifies these costs under selling, general and administrative expenses, which amounted to $31,171 and $30,741 for the years ended March 31, 2008 and 2007, respectively.

     Net Income (Loss) Per Common Share:

     Basic net income (loss) per share attributable to common stockholders is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted income per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period, including common stock equivalents, such as stock options using the treasury stock method. Diluted loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period and excludes the dilutive effects of common stock equivalents.

TEL-INSTRUMENT ELECTRONICS CORP

2.   Summary of Significant Accounting Policies (continued)

     Accounting for Income Taxes:

     Despite the Company's belief that its tax return positions are consistent with applicable tax laws, one or more positions may be challenged by taxing authorities. Settlement of any challenge can result in no change, a complete disallowance, or some partial adjustment reached through negotiations or litigation.

     Income taxes are accounted for in accordance with SFAS No. 109, Accounting for Income Taxes. Accordingly, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using enacted tax rates and laws that are expected to be in effect when such differences are expected to reverse. The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance for any tax benefit which is not more likely than not to be realized. The effect on deferred tax assets and liabilities of a change in tax rate is recognized in the period that such tax rate changes are enacted.

     The Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109 ("FIN No. 48"), effective April 1, 2007. FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 requires that the Company determine whether the benefits of its tax positions are more-likely-than-not of being sustained upon audit based on the technical merits of the tax position. The Company recognizes the impact of an uncertain income tax position taken on its income tax return at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position is not recognized if it has less than a 50% likelihood of being sustained. The implementation of FIN No.48 had no impact on the Company's results of operations or financial position.

     Interest and penalties related to income tax matters, if applicable, will be recognized as income tax expense. During the years ended March 31, 2008 and 2007 the Company did not incur any expense related to interest or penalties for income tax matters, and no such amounts were accrued as of March 31, 2008 and 2007.

TEL-INSTRUMENT ELECTRONICS CORP

2.   Summary of Significant Accounting Policies (continued)

     Stock-based Compensation:

     Effective April 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R, "Share-Based Payment" ("SFAS 123R"), utilizing the modified prospective method. SFAS 123R requires the measurement of stock-based compensation based on the fair value of the award on the date of grant. The Company estimates the fair value of each option granted using the Black-Scholes option-pricing model.

     Additional information and disclosure on our adoption of SFAS No. 123R are provided in Note 14.

     Long-Lived Assets:

     The Company follows SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The standard provides accounting and reporting requirements for the impairment of all long-lived assets.

     Use of Estimates:

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires that management make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The most significant estimates include income taxes, percentage-of- completion sales recognition, warranty claims, inventory and accounts receivable valuations.

     Reclassification:

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

TEL-INSTRUMENT ELECTRONICS CORP

2.   Summary of Significant Accounting Policies (continued)


     Warranty Reserves:

     Warranty reserves are based upon historical rates and specific items that are identifiable and can be estimated at time of sale. While warranty costs have historically been within the Company's expectations and the provisions established, future warranty costs could be in excess of the Company's warranty reserves. A significant increase in these costs could adversely affect the Company's operating results for the period and the periods these additional costs materialize. Warranty reserves are adjusted from time to time when actual warranty claim experience differs from estimates.

     Risks and Uncertainties:

     The Company's operations are subject to a number of risks, including but not limited to changes in the general economy, demand for the Company's products, the success of its customers, research and development results, reliance on the government and commercial markets and the renewal of its line of credit. The Company has major contracts with the U.S. Government, which like all government contracts are subject to termination.

     New Accounting Pronouncements:

     In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 157 "Fair Value Measurements." This SFAS defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies to accounting pronouncements that require or permit fair value measurements, except for share-based payment transactions under SFAS No.
     123. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007.

     In February 2008, FASB Staff Position ("FSP") FAS No. 157-2, "Effective Date of FASB Statement No. 157" ("FSP No. 157-2") was issued. FSP No. 157-2 defers the effective date of SFAS No. 157 to fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Examples of items within the scope of FSP No. 157-2 are nonfinancial assets and nonfinancial liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods), and long-lived assets, such as property, plant and equipment and intangible assets measured at fair value for an impairment assessment under SFAS No. 144.

TEL-INSTRUMENT ELECTRONICS CORP

2.   Summary of Significant Accounting Policies (continued)


     New Accounting Pronouncements (continued):

     The Company does not expect that the partial adoption of SFAS No. 157 on April 1, 2008 with respect to financial assets and financial liabilities recognized or disclosed at fair value in the financial statements on a recurring basis will have a material impact on the Company's financial statements. The Company is in the process of analyzing the potential impact of SFAS No. 157 relating to its planned April 1, 2009 adoption of the remainder of the standard.

     In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Liabilities, including an amendment of FASB Statement No. 115" ("SFAS No. 159"). SFAS No. 159 permits entities to choose, at specified election dates, to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses shall be reported on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157. Management anticipates the adoption of SFAS No. 159 will not have a material impact on the Company's future financial statements.

     In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in consolidated Financial Statements -- an amendment of ARB No. 51 ("SFAS 160").SFAS 160 requires that ownership interests in subsidiaries held by parties other than the parent, and the amount of consolidated net income, be clearly identified, labeled, and presented in the consolidated financial statements within equity, but separate from the parent's equity. It also requires once a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. Sufficient disclosures are required to clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 will be effective beginning April 1, 2009. Management anticipates that the adoption of SFAS 160 will not have a material impact on the Company's future financial statements.

     In June 2007, the FASB ratified the consensus in EITF Issue No. 07-3 "Accounting for Nonrefundable Payments for Goods and Services to be Used in Future Research and Development Activities" (ETIF 07-04), requiring that nonrefundable advance payments for future research and development activities be deferred and capitalized. Such amounts should be expensed as the related goods are delivered or the related services performed. The statement is effective for fiscal years beginning after December 15, 2007. Management anticipates that the adoption of EITF Issue No. 07-3 will not have a material impact on the Company's future financial statements.

TEL-INSTRUMENT ELECTRONICS CORP

2.   Summary of Significant Accounting Policies (continued)

     New Accounting Pronouncements (continued):

     In December 2007, the FASB issued SFAS No 141(R), "Business Combinations." This statement provides new accounting guidance and disclosure requirements for business combinations. SFAS No 141(R) is effective for business combinations which occur in the first fiscal year beginning on or after December 15, 2008. The Company does not currently expect the adoption of SFAS No. 141(R) to have a material impact.

     In December 2007, the FASB finalized the provisions of the Emerging Issues Task Force (EITF) Issue No. 07-1, "Accounting for Collaborative Arrangements." This EITF Issue provides guidance and requires financial statement disclosures for collaborative arrangements that involve joint operating activities with one or more third parties. EITF Issue No. 07-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company is currently assessing the effect of EITF Issue No. 07-1 on its financial statements, but it is not expected to be material.


3.   Accounts Receivable

     The following table sets forth the components of accounts receivable:

                                                             March 31,
                                                             ---------
                                                       2008             2007
                                                       ----             ----

          Government                              $    647,063     $    678,688
          Commercial                                   607,896          338,070
          Less: Allowance for doubtful accounts        (31,206)         (34,544)
                                                  ------------     ------------

                                                  $  1,223,753     $    982,214
                                                  ============     ============

TEL-INSTRUMENT ELECTRONICS CORP

4.   Inventories

     Inventories consist of:

                                                              March 31,
                                                              ---------
                                                        2008            2007
                                                        ----            ----

        Purchased parts                             $ 1,246,733     $ 1,086,085
        Work-in-process                                 881,472       1,140,776
                                                          3,782           3,782
        Finished  goods                                 224,284         127,291
        Less: Allowance for obsolete inventory         (276,947)       (230,816)
                                                    -----------     -----------

                                                    $ 2,075,542     $ 2,123,336
                                                    ===========     ===========

        Work-in-process inventory includes $310,917 and $387,269 for government contracts at March 31, 2008 and 2007, respectively.


5.   Equipment and Leasehold Improvements

     Equipment and leasehold improvements consist of the following:

                                                              March 31,
                                                              ---------
                                                        2008            2007
                                                        ----            ----

        Leasehold Improvements                      $   506,311     $   506,311
        Machinery and equipment                       1,542,373       1,357,464
        Automobiles                                      16,514          16,514
        Sales equipment                                 501,490         458,079
        Assets under capitalized leases                 367,623         367,623
        Less: Accumulated depreciation &
              amortization                           (2,402,071)     (2,210,062)
                                                    -----------     -----------

                                                    $   532,240     $   495,929
                                                    ===========     ===========

TEL-INSTRUMENT ELECTRONICS CORP

6.   Accrued Expenses

     Accrued vacation pay, payroll and payroll withholdings consist of the following:

                                                              March 31,
                                                              ---------
                                                        2008            2007
                                                        ----            ----

         Accrued vacation pay                       $   238,040     $   233,010
         Accrued payroll and payroll withholdings       110,643         120,717
                                                    -----------     -----------

                                                    $   348,683     $   353,727


     Accrued vacation pay, payroll and payroll withholdings includes $88,570 and $81,780 at March 31, 2008 and 2007, respectively, which is due to officers.

     Accrued expenses - other consist of the following:

                                                              March 31,
                                                              ---------
                                                        2008            2007
                                                        ----            ----

         Accrued consulting                         $   115,199     $   194,050
         Accrued outside contractor costs               667,733            --
         Accrued commissions                             95,371          19,400
         Accrued audit and tax preparation fees          88,400          76,000
         Accrued - other                                120,742         244,243
                                                    -----------     -----------

                                                    $ 1,087,445     $   533,693
                                                    ===========     ===========


     Accrued expenses - related parties consists of the following:

                                                              March 31,
                                                              ---------
                                                        2008            2007
                                                        ----            ----
           Professional fees to non-employee
             officer and stockholder                $    16,226     $    26,276
           Reimbursemnt of expenses due to
               the Company's President                    9,000            --
           Interest and other expenses due to
             Company's Chairman/CEO                      16,699          48,723
                                                    -----------     -----------

                                                    $    41,925     $    74,999
                                                    ===========     ===========

TEL-INSTRUMENT ELECTRONICS CORP

7.   Line of Credit

     The Company has a line of credit from a bank, which expires September 30, 2008. The agreement includes a borrowing base calculation tied to accounts receivable and inventories. Interest on any outstanding balances is payable monthly at an annual interest rate of one-half of one percent (0.5%) above the lender's prevailing base rate. The Company's interest rate was 5.75% and 8.75% at March 31, 2008 and 2007 respectively. The line is collateralized by substantially all of the assets of the Company. The credit facility requires the Company to maintain certain financial covenants. As of March 31, 2008 and March 31, 2007, the Company was in compliance with all financial covenants. At March 31, 2008 and 2007, the Company had outstanding balances of $350,000 and $-0-, respectively. As of March 31, 2008, the remaining availability under this line is approximately $429,000, based upon receivables and inventories at March 31, 2008.

     The Company borrowed an additional $200,000 in May 2008 and another $200,000 in June 2008 and also repaid $200,000 in June.

TEL-INSTRUMENT ELECTRONICS CORP

8.   Income Taxes

     Income tax (benefit) provision:

                                                      March 31,       March 31,
                                                      ---------       ---------
                                                        2008            2007
                                                        ----            ----
     Current:
               Federal                              $      --       $      --
               State and local                            3,851           3,312
                                                    -----------     -----------
               Total current tax provision                3,851           3,312
                                                    -----------     -----------
     Deferred:
               Federal                                 (137,363)       (367,298)
               State and local                          (24,240)       (100,256)
                                                    -----------     -----------

               Total deferred tax benefit              (161,603)       (467,554)
                                                    -----------     -----------

     Total benefit                                  $  (157,752)    $  (464,242)
                                                    ===========     ===========

     The components of the Company's deferred taxes at March 31, 2008 and 2007 are as follows:

                                                       March 31,       March 31,
                                                       ---------       ---------
                                                          2008           2007
                                                          ----           ----
     Deferred tax assets:
      Net operating loss carryforwards & credits       $1,062,000     $  822,000
      Discontinued operations                              91,000           --
      Allowance for doubtful accounts                      12,000         14,000
      Reserve for inventory obsolescence                  111,000        139,000
      Inventory capitalization                             47,000         78,000
      Deferred payroll and accrued interest                20,000         50,000
      Vacation accrual                                     95,000         93,000
      Warranty/Enhancement reserve                         15,000          8,000
      Deferred revenues                                    40,000         44,000
      Non-compete agreement                                25,000         27,000
      Depreciation                                         18,000           --
                                                       ----------     ----------
      Deferred tax asset                                1,536,000      1,275,000
      Less valuation allowance                            104,000         79,000
                                                       ----------     ----------

      Deferred tax asset, net                          $1,432,000     $1,196,000
                                                       ==========     ==========

      Deferred tax asset - current                     $  532,000     $  396,000
      Deferred tax asset - long-term                      900,000        800,000
                                                       ----------     ----------
      Total                                            $1,432,000     $1,196,000
                                                       ==========     ==========

     The recognized deferred tax asset is based upon the expected utilization of its benefit from the reversal of tax asset temporary differences. The Company has net operating loss ("NOL") carryforwards of approximately $3,334,000 at March 31, 2008. These carryforward losses are available to

TEL-INSTRUMENT ELECTRONICS CORP

8.   Income Taxes (Continued)

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

     A reconciliation of the income tax benefit at the statutory Federal tax rate of 34% to the income tax benefit recognized in the financial statements is as follows:

                                                       March 31,      March 31,
                                                       ---------      ---------
                                                         2008           2007
                                                         ----           ----

     Income tax benefit - statutory rate             $  (166,041)   $  (378,746)
     Income tax expenses - state and local,
          net of federal benefit                         (15,998)       (67,171)
     Non-deductible expenses                              24,071         10,591
     Other                                                   216        (28,916)
                                                     -----------    -----------

     Income tax benefit                              $  (157,752)   $  (464,242)
                                                     ===========    ===========

9.   Related Party Transactions

     On March 31, 1997, the Company's Chairman/CEO renegotiated the terms of the non-current note payable-related party. This note, along with $250,000 of other accrued expenses due to the Company's Chairman/CEO, were converted into seven $50,000 convertible subordinated notes (the "Notes") totaling $350,000. The Notes were serially due in consecutive years beginning March 31, 1999 with the last note due March 31, 2005.

     In November 2002 the Company paid and redeemed $100,000 of the previously matured and extended Notes. The Notes bore interest at a rate of 10% per annum, payable semi-annually on the last day of September and March of each year. Effective October 1, 2003, the interest rate was changed to 4.5%. The Company is required to prepay the outstanding balance of the Notes and any accrued interest thereon, if the Company sells all or substantially all of its assets. The Notes can be converted into newly issued common shares of the Company at the conversion price of $2.50 per share. The conversion price, which excluded the market price of the stock at the time the Notes were issued, shall be adjusted for any stock dividends, stock issuances or capital reorganizations. The Notes may be redeemed by the Company prior to maturity upon giving written notice of not less than 30 days or more than 60 days at a redemption price equal to 120% of the principal if redeemed two years or more prior to the maturity date or 110% of the principal if redeemed more than one year, but less than two years prior to the maturity date.

TEL-INSTRUMENT ELECTRONICS CORP

9.   Related Party Transactions (Continued)

     In May 2004, the Company and its Chairman/CEO renegotiated the terms of the Notes payable-related party. The Notes now become serially due in consecutive years beginning March 31, 2005. The interest rate remains at 4.5%. On March 31, 2008 and 2007, respectively, each of the $50,000 notes due were converted into common stock. Each $50,000 note due was converted into 20,000 shares of the Company's common stock at $2.50 per share. The total principal amount outstanding was $50,000 and $100,000 at March 31, 2008 and 2007, respectively. Interest expense amounted to $4,500 and $8,970 for the years ended March 31, 2008 and 2007, respectively.

     The Company has obtained legal services from a non-employee officer/stockholder with the related fees amounting to $79,935 and $93,179 for the years ended March 31, 2008 and 2007, respectively. The Company obtained management and marketing services from a director/officer/stockholder with the related fees amounting to $85,090 and $68,973 for the years ended March 31, 2008 and 2007, respectively.

10.  Commitments

     The Company leases manufacturing and office space under an operating lease agreement expiring in February 2011. Under terms of the lease, the Company pays all real estate taxes and utility costs for the premises.

     In addition, the Company has agreements to lease equipment for use in the operations of the business under operating leases.

     The following is a schedule of approximate future minimum rental payments for operating leases subsequent to the year ended March 31, 2008.

                      Years Ended March 31,

                             2009                     $ 164,000
                             2010                       152,000
                             2011                       143,000
                                                      ---------
                                                      $ 459,000
                                                      =========


     Total rent expense, including real estate taxes, was approximately $250,000 and $227,000 for the years ended March 31, 2008 and 2007, respectively.

     The Company sponsors a 401K plan in which employee contributions on a pre-tax basis are supplemented by matching contributions by the Company. The Company charged to operations $11,526 and $10,295 as its matching contribution to the Company's 401k Plan for the years ended March 31, 2008 and 2007, respectively.



TEL-INSTRUMENT ELECTRONICS CORP

Notes To Consolidated Financial Statements (Continued)

11.  Discontinued Operations

     The Board of Directors has approved discontinuing the Company's marine systems division. As a result, the consolidated financial statements present the marine systems division as a discontinued operation.

     The Company wrote-off fixed assets of approximately $77,000 and inventories of approximately $151,000 in 2008.

     The Company's decision to discontinue its marine operations was based primarily on the historical losses sustained and management's intent to focus on its avionics business

     The following tables reflects sales, costs and expenses, and loss from discontinued operations, net of taxes for the years ended March 31, 2008 and 2007, respectively.

     ---------------------------------------------------------------------------- ---------------- --------------
                                                                                            2008           2007
     ---------------------------------------------------------------------------- ---------------- --------------
     Discontinued Operations:
     ---------------------------------------------------------------------------- ---------------- --------------
     Sales                                                                             $ 543,917      $ 663,646
     ---------------------------------------------------------------------------- ---------------- --------------
     Costs and expenses                                                                  672,476        814,114
     ---------------------------------------------------------------------------- ---------------- --------------
     Loss from operations of discontinued operations                                    (128,559)      (150,469)
     ---------------------------------------------------------------------------- ---------------- --------------
     Loss from operations of discontinued operations , net of income tax                (100,280)       (99,310)
     benefit of $28,279 and $51,159 for 2008 and 2007, respectively
     ---------------------------------------------------------------------------- ---------------- --------------
     Loss on disposal of discontinued operations before income taxes                    (228,632)          --
     ---------------------------------------------------------------------------- ---------------- --------------
     Income tax benefit                                                                  (77,735)          --
     ---------------------------------------------------------------------------- ---------------- --------------
     Net loss on disposal of discontinued operations                                    (150,897)          --
     ---------------------------------------------------------------------------- ---------------- --------------
     Net loss from discontinued operations                                             $(251,177)      $(99,310)
     ---------------------------------------------------------------------------- ---------------- --------------


     The following table reflects the reported assets and liabilities for discontinued operations as of March 31, 2007:

                        -------------------------------------------------- -------------
                        Inventories                                           $337,306
                        -------------------------------------------------- -------------
                        Fixed assets                                          $129,318
                        -------------------------------------------------- -------------

                                            35

TEL-INSTRUMENT ELECTRONICS CORP

12.  Significant Customer Concentrations

     For the years ended March 31, 2008 and 2007, sales to the U.S. Government represented approximately 45% and 27%, respectively of avionics net sales. No other individual customer represented over 10% of avionics net sales for these years. One domestic distributor (Avionics International) accounted for 14%, and 12% of commercial avionics net sales for the years ended March 31, 2008 and 2007, respectively. Additionally, another domestic distributor (Aero Express) accounted for 6% and 12% of commercial avionics net sales for the years ended March 31, 2008 and 2007, respectively. Dallas Avionics, another independent domestic distributor, accounted for 10% and 16% of total commercial net sales for the years ended March 31, 2008 and 2007, respectively. One direct government customer (Boeing Corp.) accounted for 13% of government net sales in fiscal year 2007. No direct government customers represented over 10% of government net sales for fiscal year 2008. An international distributor (M.P.G. Instruments) accounted for 5% and 13%, respectively, of total government net sales for the years ended March 31, 2008 and 2007. No other customer or distributor accounted for more than 10% of commercial or government net sales.

     Foreign net sales were $2,300,464 and $1,467,314 for the years ended March 31, 2008 and 2007, respectively. All other sales were to customers located in the U.S.


     As of March 31, 2008, one individual customer balance represented 14% of the Company's outstanding receivables. As of March 31, 2007, two individual customer balances represented 45% and 10%, respectively, of the Company's outstanding receivables. Receivables from the U.S. Government represented approximately 33% and 10%, respectively, of total receivables for the fiscal years ended March 31, 2008 and 2007.

13.  Stock Option Plans

     In May 2003, the Board of Directors adopted the 1998 Stock Option Plan ("the Plan") which reserved for issuance options to purchase up to 250,000 shares of its Common Stock. The stockholders approved the Plan at the November 2003 annual meeting. The Plan, which has a term of ten years from the date of adoption is administered by the Board of Directors or by a committee appointed by the Board of Directors. The selection of participants, allotment of shares, and other conditions related to the grant of options, to the extent not set forth in the Plan, are determined by the Board of Directors. Options granted under the Plan are exercisable up to a period of 5 years from the date of grant at an exercise price which is not less than the fair market value of the common stock at the date of grant, except to a stockholder owning 10% or more of the outstanding

TEL-INSTRUMENT ELECTRONICS CORP

13.  Stock Option Plans (continued)

     common stock of the Company, as to which the exercise price must be not less than 110% of the fair market value of the common stock at the date of grant. Options are exercisable, on a cumulative basis, 20% at or after each of the first, second, and third anniversary of the grant and 40% after the fourth year anniversary.

     In March 2006, the Board of Directors of the Company adopted the 2006 Stock Option Plan which reserves for issuance options to purchase up to 250,000 shares of its common stock and is similar to the 2003 Plan. The stockholders approved this plan at the December 2006 annual meeting.

     The fair value of each option awarded is estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table. Expected volatilities are based on historical volatility of the Company's stock, and other factors. The expected life of the options granted represents the period of time from date of grant to expiration (5 years). The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant. The per share weighted-average fair value of stock options granted for the years 2008 and 2007 was $1.77 and $1.81, respectively, on the date of grant using the Black Scholes option-pricing model with the following assumptions:

          ---------- ---------- --------------- ----------------- ---------
            Year      Dividend     Risk-free       Volatility       Life
                       Yield     Interest rate
          ---------- ---------- --------------- ----------------- ---------
            2008       0.0%        2.1%-5.0%     40.42% - 57.3%    5 years
          ---------- ---------- --------------- ----------------- ---------
            2007       0.0%       4.50%-4.77%    54.24% - 58.03%   5 years
          ---------- ---------- --------------- ----------------- ---------



TEL-INSTRUMENT ELECTRONICS CORP

Notes To Consolidated Financial Statements (Continued)

13.  Stock Option Plan (continued)

     A summary of the status of the Company's stock option plans for the fiscal years 2008 and 2007 and changes during the years are presented below: (in number of options):


                                                                                    Average           Aggregate
                                             Number of     Average Exercise        Remaining          Intrinsic
                                              Options            Price          Contractual Term        Value
                                              -------            -----          ----------------        -----
     Outstanding options at April 1, 2006     399,850            $2.89
     Options granted                           65,500            $3.18
     Options exercised                        (42,450)           $1.87
     Options canceled/forfeited               (35,250)           $2.59

     Outstanding  options  at  March  31,     387,650            $3.08
     2007
     Options granted                           65,500            $3.75
     Options exercised                        (63,400)           $2.19
     Options canceled/forfeited               (41,450)           $3.45              2.6 years          $211,649

     Outstanding  options  at  March  31,     348,300            $3.33              2.6 years          $217,440
     2008
     Vested Options:
           March 31, 2008:                    168,130            $3.11              1.7 years          $142,172
           March 31, 2007:                    173,800            $2.79              1.6 years          $144,834

     Remaining options available for grant were 179,370 and 203,420 as of March
     31, 2008 and 2007, respectively.

     The total intrinsic value of options exercised during the years ended March
     31, 2008 and 2007 was $95,870 and $22,486, respectively. Cash received from the exercise of stock options for the years ended March 31, 2008 and 2007 was $138,345 and $79,581, respectively.

14.  Net Loss Per Share

     Incremental shares of 66,143 and 35,888 are attributable to the assumed exercise of outstanding options and have been excluded from the calculation of diluted net loss per share for fiscal years 2008 and 2007, respectively, as their effect would have been anti-dilutive due to the losses incurred in these period.

                                       38



TEL-INSTRUMENT ELECTRONICS CORP

Notes To Consolidated Financial Statements (Continued)

15.  Segment Information

     As a result of the classification of its marine systems division as discontinued operations in accordance with FAS No. 131, "Disclosures about
     Segments of an Enterprise and related information", the Company determined it has two reportable segments for continuing operations - avionics government and avionics commercial. There are no inter-segment revenues.

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

     Management evaluates the performance of its segments and allocates resources to them based on gross margin. The Company's general and administrative costs and sales and marketing expenses are not segment specific. As a result, all operating expenses are not managed on a segment basis. Net interest includes expenses on debt and income earned on cash balances, both maintained at the corporate level. Segment assets include accounts receivable and work-in-process inventory. Asset information, other than accounts receivable and work-in-process inventory, is not reported, since the Company does not produce such information internally. All long-lived assets are located in the U.S.

     The table below presents information about reportable segments within the avionics business for the years ending March 31:

        -------------------------------- --------------- --------------- -------------- -------------- ----------------
        2008                                Avionics        Avionics       Avionics      Corporate/
                                           Government      Commercial        Total      Reconciling          Total
                                                                                            Items
        -------------------------------- --------------- --------------- -------------- -------------- ----------------
        Net sales                           $ 8,049,120      $ 3,186,404   $11,235,524   $      --         $11,235,524
        -------------------------------- --------------- --------------- -------------- -------------- ----------------
        Cost of Sales                         4,623,345        1,814,409     6,437,754          --           6,437,754
                                            -----------      -----------   -----------   -----------       -----------
        -------------------------------- --------------- --------------- -------------- -------------- ----------------

        -------------------------------- --------------- --------------- -------------- -------------- ----------------
        Gross Margin                          3,425,775        1,371,995     4,797,770          --           4,797,770
                                            -----------      -----------   -----------   -----------
        -------------------------------- --------------- --------------- -------------- -------------- ----------------

        -------------------------------- --------------- --------------- -------------- -------------- ----------------
        Engineering, research, and                                           2,790,961                       2,790,961
         Development
        -------------------------------- --------------- --------------- -------------- -------------- ----------------
        Selling, general, and admin.                                         1,336,197      1,133,388        2,469,585
        -------------------------------- --------------- --------------- -------------- -------------- ----------------
        Interest expense, net                                                     --           25,581           25,581
                                                                           -----------    -----------      -----------
        -------------------------------- --------------- --------------- -------------- -------------- ----------------

        -------------------------------- --------------- --------------- -------------- -------------- ----------------
        Income (loss) before income
        taxes from continuing
        operations                                                             670,612    (1,158,969)        (488,357)
                                                                           -----------    -----------      -----------
        -------------------------------- --------------- --------------- -------------- -------------- ----------------

        -------------------------------- --------------- --------------- -------------- -------------- ----------------
        Segment Assets                      $ 3,326,947      $ 1,103,807   $ 4,430,754    $ 2,686,721      $ 7,117,475
                                            -----------      -----------   -----------    -----------      -----------
        -------------------------------- --------------- --------------- -------------- -------------- ----------------

                                                            39



TEL-INSTRUMENT ELECTRONICS CORP

Notes To Consolidated Financial Statements (Continued)

15.  Segment Information (continued)

        -------------------------------- --------------- --------------- ------------- -------------- ----------------
        2007                                                               Avionics     Corporate/
                                           Government      Commercial       Total      Reconciling         Total
                                                                                          Items
        -------------------------------- --------------- --------------- ------------- -------------- ----------------
        Net sales                           $ 4,502,799      $ 2,500,142  $ 7,002,941   $      --         $ 7,002,941
        -------------------------------- --------------- --------------- ------------- -------------- ----------------
        Cost of Sales                         1,731,674        1,419,756    3,151,430          --           3,151,430
                                            -----------      -----------  -----------   -----------       -----------
        -------------------------------- --------------- --------------- ------------- -------------- ----------------

        -------------------------------- --------------- --------------- ------------- -------------- ----------------
        Gross Margin                          2,771,125        1,080,386    3,851,511          --           3,851,511
                                            -----------      -----------  -----------   -----------       -----------
        -------------------------------- --------------- --------------- ------------- -------------- ----------------

        -------------------------------- --------------- --------------- ------------- -------------- ----------------
        Engineering, research, and                                          2,427,839                       2,427,839
         Development
        -------------------------------- --------------- --------------- ------------- -------------- ----------------
        Selling, general, and admin.                                        1,332,547      1,238,807        2,571,354
        -------------------------------- --------------- --------------- ------------- -------------- ----------------
        Interest income, net                                                     --          (33,722)         (33,722)
                                                                          -----------    -----------      -----------
        -------------------------------- --------------- --------------- ------------- -------------- ----------------

        -------------------------------- --------------- --------------- ------------- -------------- ----------------
        Income (loss) before income
        taxes from continuing
        operations                                                             91,125    (1,205,085)      (1,113,960)
                                                                          -----------    -----------      -----------
        -------------------------------- --------------- --------------- ------------- -------------- ----------------

        -------------------------------- --------------- --------------- ------------- -------------- ----------------
        Segment Assets                      $ 2,740,699        $ 863,246  $ 3,603,945    $ 2,523,897      $ 6,127,842
                                            -----------      -----------  -----------    -----------      -----------
        -------------------------------- --------------- --------------- ------------- -------------- ----------------

16.  Quarterly Results of Operations (Unaudited)

     Quarterly consolidated data for the years ended March 31, 2008 and 2007 is as follows:

                                                                             Quarter Ended
                                                                             -------------
               FY 2008                           June 30            September 30               December 31          March 31
               -------                           -------            ------------               -----------          --------

Net sales                                $     2,955,739    $          2,844,692      $          3,088,334   $     2,346,759
Gross margin                                   1,213,302               1,233,209                 1,324,729         1,026,530
Loss  from continuing
     operations before taxes                   (121,217)                 (2,132)                  (18,857)         (346,151)
(Loss) income from continuing
     operations after taxes                     (71,742)                    884                    (8,883)         (291,107)
Discontinued operations,
     net of taxes                               (11,632)                (24,001)                  (27,076)          (65,850)
Loss on disposal of assets,
     net of taxes                                  --                      --                        --            (150,897)
Net loss                                        (83,374)                (23,117)                  (35,959)         (507,854)

Basic and diluted loss per share                  (0.04)                 ( 0.01)                    (0.02)            (0.21)

                                                                             Quarter Ended
                                                                             -------------
               FY 2007                           June 30            September 30               December 31          March 31
               -------                           -------            ------------               -----------          --------

Net sales                                $     1,643,618    $          1,843,857      $          2,097,427   $     1,418,039
Gross margin                                     787,876               1,011,247                 1,220,573           831,815
Loss from continuing
     operations before taxes                   (381,743)               (136,823)                  (37,595)         (557,799)
Loss from continuing
     operations after taxes                    (225,083)                (82,081)                  (21,194)         (321,360)
Discontinued operations,
     net of taxes                               (46,071)                   (897)                  (18,259)          (34,083)
Net loss                                       (271,154)                (82,978)                  (39,453)         (355,443)

Basic and diluted loss per share                  (0.12)                  (0.04)                    (0.02)            (0.14)

                                                             40



TEL-INSTRUMENT ELECTRONICS CORP

Schedule II - Valuation and Qualifying Accounts

                                               Balance at       Charged to           Deductions          Balance
                                               Beginning        Costs and                                  at
Description                                    of the Year      Expenses                                End of the
                                                                                                           Year

Year ended March 31, 2008:
    Allowance for doubtful
        Accounts                               $   34,544     $     --               $   (3,338)       $   31,206
                                               ==========     ==========             ==========        ==========

    Allowance for obsolete
       Inventory                               $  230,816     $   60,000             $  (13,869)       $  276,947
                                               ==========     ==========             ==========        ==========

Year ended March 31, 2007:
    Allowance for doubtful
       Accounts                                $   40,994     $     --               $   (6,450)       $   34,544
                                               ==========     ==========             ==========        ==========


    Allowance for obsolete
       Inventory                               $  177,110     $  108,370             $  (54,664)       $  230,816
                                               ==========     ==========             ==========        ==========

                                                         41

TEL-INSTRUMENT ELECTRONICS CORP

Item 9a(T).    Controls and Procedures
-----------    -----------------------

               Evaluation of disclosure controls and procedures.

               As of March 31, 2008, management performed, with the participation of our Chief Executive Officer and Principal Accounting Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the report we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2008, such disclosure controls and procedures were effective.

               Management's Annual Report on Internal Control Over Financial Reporting.

               Tel's management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. The company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with Generally Accepted Acounting Principles ("GAAP").

               Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Also, projection of any evaluation of effectiveness to future periods is subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

               Management has conducted, with the participation of our Chief Executive Officer and our Principal Accounting Officer, an assessment of the effectiveness of our internal control over financial reporting as of March 31, 2008. Management's assessment of internal control over financial reporting used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control over Financial Reporting - Guidance for Smaller Public Companies. Based on this evaluation, Management concluded that our system of internal control over financial reporting was effective as of March 31, 2008, based on these criteria.

               This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation of the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

-----------    -----------------------------------

               Changes in Internal Control Over Financial Reporting

               There were no changes in our internal control over financial reporting identified in connection with the evaluation as of March 31, 2008 by the Chief Executive Officer and Principal Accounting Officer, required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.



Item 9b.  None.
--------

                                    PART III
                                    --------

Item 10.  Directors and Executive Officers of the Registrant
--------  --------------------------------------------------

                                                                      Year First
                                                                       Elected a
          Name (age)                Position                           Director
          ----------                --------                           --------

     Harold K. Fletcher (1)         Chairman of the Board,               1982
            (82)                    President and Chief Executive
                                    Officer since 1982.

     George J. Leon (2) (3)         Director; Investment                 1986
            (64)                    Manager and beneficiary of
                                    the George Leon Family Trust
                                    (investments) since 1986.

     Robert J. Melnick              Director;                            1998
            (74)                    Vice President since 1999;
                                    Marketing and Management
                                    Consultant for the Company
                                    since 1991.

     Jeffrey C. O'Hara, CPA (1)     Director; President since            1998
             (50)                   August 2007; Vice President
                                    since 2005 COO since June 2006;
                                    Financial Consultant from 2001;
                                    Chief Financial Officer
                                    from 1999-2000 of Alarm
                                    Security Group.

     Robert A. Rice (2) (3)         Director; President and              2004
             (52)                   Owner of Spurwink Cordage,
                                    Inc since 1998 (textile
                                    manufacturing).

     Robert H. Walker (2) (3)       Director; Retired Executive          1984
              (72)                  Vice President, Robotic Vision
                                    Systems, Inc. (design and
                                    manufacture of robotic vision
                                    systems) 1983-1998.

     Marc A. Mastrangelo            Vice President - Operations,
                                    since May 2008, Vice President -
                                    Manufacturing, since August 2007,
                                    Director - Manufacturing, since
                                    January 2004

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

          Section 16(a) Beneficial Ownership Reporting Compliance
          -------------------------------------------------------

          As of March 31, 2008, the end of the last fiscal year, all officers, directors and 10% beneficial owners, known to the Company, had timely filed required forms reporting beneficial ownership of Company securities, based solely on review of Filed Forms 3 and 4.

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



Item 11.       Executive Compensation
--------       ----------------------

The following table presents information regarding compensation of our principal executive officer, and the two most highly compensated executive officers other than the principal executive officer for services rendered during fiscal years
2008 and 2007.

   --------------------------- ------------ ------------- --------------- -------------- ------------------- ----------

      Name and Principal          Year      Salary ($)      Incentive        Option          All Other       Total
           Position                             (1)          ($) (2)       Awards ($)     Compensation $       ($)
                                                                              (3)               (4)
   --------------------------- ------------ ------------- --------------- -------------- ------------------- ----------
   Harold K. Fletcher,  CEO          2008       159,000             -0-            -0-               7,613    166,613
   (6)
   --------------------------- ------------ ------------- --------------- -------------- ------------------- ----------
                                     2007       159,000             -0-            -0-               7,337    166,337
   --------------------------- ------------ ------------- --------------- -------------- ------------------- ----------

   --------------------------- ------------ ------------- --------------- -------------- ------------------- ----------
   Jeffrey C. O'Hara,                2008       113,500             -0-         26,175              14,425    154,100
   President
   --------------------------- ------------ ------------- --------------- -------------- ------------------- ----------
                                     2007       108,000             -0-            -0-              13,345    121,345
   --------------------------- ------------ ------------- --------------- -------------- ------------------- ----------

   --------------------------- ------------ ------------- --------------- -------------- ------------------- ----------
   Marc A. Mastrangelo,              2008       123,000             -0-            -0-          26,049 (5)    149,049
   Vice President -
   Operations
   --------------------------- ------------ ------------- --------------- -------------- ------------------- ----------
                                     2007       115,900             -0-         10,847              13,449    140,196
   --------------------------- ------------ ------------- --------------- -------------- ------------------- ----------


(1) The amounts shown in this column represent the dollar value of base cash salary earned by each executive officer.

(2) No incentive compensation was made to the NEO's in 2008 and 2007, and therefore no amounts are shown.

(3) Amounts in this column represent the fair value required by FASB 123R to be included in our financial statements for all options granted during that year.

(4) The amounts shown in this column represent amounts for medical and life insurance as well as the Company's match in the 401(k) Plan.

(5)  Includes stock issued in lieu of compensation with a fair value of $11,700.

(6) The Company previously issued several $50,000 convertible principal amount notes to Mr. Fletcher, with due dates in consecutive fiscal years. At March
     31, 2008, one of these $50,000 face amount notes remained outstanding, and is due March 31, 2009. The Note bears interest at a rate of 4.5% per annum, payable semi-annually on the last day of September and March of each year.
     The Company is required to prepay the outstanding balance of the Note and any accrued interest thereon, if the Company sells all or substantially all of its assets. The Note can be converted into newly issued common shares of the Company at the conversion price of $2.50 per share. The conversion prices shall be adjusted for any stock dividends, stock issuances or capital reorganizations. The Note may be redeemed by the Company prior to maturity upon giving written notice of not less than 30 days or more than 60 days at a redemption price equal to 120% of the principal if redeemed two years or more prior to the maturity date or 110% of the principal if redeemed more than one year, but less than two years prior to the maturity date. On March 31, 2008 and 2007, respectively, similar $50,000 notes due were converted into common stock. Each $50,000 note due was converted into 20,000 shares of the Company's common stock at $2.50 per share, which exceeded the market price of the stock at date notes were executed. The total principal amount of notes outstanding was $50,000 and $100,000 at March 31, 2008 and 2007, respectively. For the fiscal year ended March 31,
     2008, Mr. Fletcher received $4,500 in interest related to the notes.

(7)  Mr. O'Hara serves pursuant to an employment agreement which was amended
     January 1, 2008 and provides for an annual salary of $130,000, and for Mr.
     O'Hara to receive 15,000 stock options.

(8) Robert J. Melnick, Vice President and director, serves pursuant to a consulting contract that provided $85,090 and $68,973 in compensation for the fiscal years ended March 31, 2008 and 2007, respectively.

                                       46



Item 11.  Executive Compensation (continued)
--------  ----------------------------------


GRANTS OF PLAN-BASED AWARDS TABLE FOR FISCAL YEAR 2008
------------------------------------------------------

The following table sets forth information on stock options granted during or for the 2008 fiscal year to our named executive officers.

---------------------- ----------- ----------- ----------- --------------------- -------------------- -----------------------
                                               All Other
                                               Stock:
                                               Number       All Other Option         Exercise or Base
                                               of Shares    Awards: Number of        Price of Option    Grant date Fair
                        Approval     Grant     of Stock     Shares of Stock           Awards            value of option
    Name                  Date       Date         (#)              (#)               ($/Share)             Awards ($)
---------------------- ----------- ----------- ----------- --------------------- -------------------- -----------------------
Jeffrey C. O'Hara      09/17/07    09/17/07       -0-            15,000                $3.70                 $26,175
---------------------- ----------- ----------- ----------- --------------------- -------------------- -----------------------


The exercise price of the options granted approximated the market value at the date of grant of the shares underlying such options. The estimated fair value of the shares underlying such options was determined utilizing the methodology described in Note 13 of the notes to the consolidated financial statements.


OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END TABLE

The following table sets forth the outstanding stock option equity grants awards held by named executive officers at the end of the 2008 fiscal year. The option exercise price set forth in the table is based on the closing price on the date of grant.



                                  Number of Securities     Number of Securities
    Name                         Underlying Unexercised   Underlying Unexercised
    ----                             Options(#)                Options (#)         Option Exercise     Option Expiration
                                    Exercisable             Unexercisable (1)          Price ($)              Date
                                    -----------             -----------------          ---------              ----

Harold K. Fletcher                     9,000                     6,000                  $3.74               12/08/09

Jeffrey C. O'Hara                      7,000                      -0-               $1.80 - $2.90      5/09/08 - 12/17/08
                                       7,100                     2,400              $2.75 - $3.70       1/15/09 - 12/8/09
                                       7,900                    10,600              $3.55 - $4.25       1/28/10 - 8/15/10
                                        -0-                     15,000                  $3.70                9/17/12

Robert J. Melnick                      6,000                     4,000                  $3.40               12/08/09

Marc A. Mastrangelo                    16,000                     -0-                   $3.05                1/20/09
                                       1,800                     1,200                  $3.40               12/08/09
                                       1,600                     2,400                  $3.40                2/28/11
                                       7,900                    10,600                  $3.55                1/24/12


(1) Options are exercisable, on a cumulative basis, 20% at or after each of the first, second, and third anniversary of the grant and 40% after the fourth year anniversary.

                                       47

OPTIONS EXERCISED AND STOCK VESTED DURING FISCAL YEAR 2008
----------------------------------------------------------

The following table sets forth the number of shares acquired upon exercising options awards by our named executive officers ("NEOs")during fiscal year 2008.

     ---------------------------- ----------------------- ------------------
                                    Number of shares
                                      acquired on            Value realized
     Name                              excercise             on exercise (1)
     ---------------------------- ----------------------- ------------------
     Jeffrey C. O'Hara                    7,800                  $13,435
     ---------------------------- ----------------------- ------------------


(1) Value stated calculated by subtracting the exercise price from the market value at time of exercise.

Options granted to NEOs are consistent with the terms of options granted to other employees pursuant to the Employee Stock Option Plans (see Note 13 of the notes to the consolidated financial statements). Mr. O'Hara's employment agreement provides for the grant of 15,000 options. Mr. O'Hara was granted an additional 15,000 stock options in fiscal year 2008 upon assuming the role of President. No other NEOs were awarded any stock options in fiscal year 2008. Options granted to NEOs may be tax sheltered to the grantee, and their cost constitutes a current charge to the Company (see Notes 2 and 13 to the Financial Statements).

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

Director Compensation
---------------------

Directors who are not employees or officers of the Company receive $1,250 in cash and options, at the then market price, to purchase 1,000 shares of common stock for attendance at each in-person meeting and $625 in cash and options to purchase 500 shares for attendance at each formal telephonic meeting of the Board or of a standing committee. During fiscal year 2008 non-employee directors received the following compensation pursuant to this plan.

     ----------------- --------------------- ----------------------- ----------
     Name               Cash Compensation     Option Awards ($)(1)    Total $
     ----------------- --------------------- ----------------------- ----------
     George J. Leon                 $6,875                  $9,090    $15,965
     ----------------- --------------------- ----------------------- ----------
     Robert A. Rice                 $7,500                 $10,145    $17,645
     ----------------- --------------------- ----------------------- ----------
     Robert H. Walker               $8,125                 $11,003    $19,128
     ----------------- --------------------- ----------------------- ----------

(1) Amounts in this column represent the fair value required by FASB 123R included in our financial statements for all options granted during fiscal year 2008.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
--------  --------------------------------------------------------------

The following table sets forth certain information known to the Company with respect to the beneficial ownership as of March 31, 2008, by (i) all persons who are beneficial owners of five percent (5%) or more of the Company's Common Stock, (ii) each director and nominee, (iii) the Named Executive Officers, and
(iv) all current directors and executive officers as a group.

                                          Number of Shares           Percentage
     Name and Address                     Beneficially Owned        of Class (1)
     ----------------                     ------------------        ------------

     Named Directors and Officers
     ----------------------------

     Harold K. Fletcher, Director            600,102    (2)             26.0%
     728 Garden Street
     Carlstadt, NJ 07072

     George J. Leon, Director                338,567    (3)             14.6%
     116 Glenview
     Toronto, Ontario, Canada M4R1P8

     Robert J. Melnick, Director              43,600    (4)              1.9%
     57 Huntington Road
     Basking Ridge, NJ  07920

     Jeffrey C. O'Hara, Director             153,600    (5)              6.6%
     853 Turnbridge Circle
     Naperville, IL 60540

     Robert A. Rice                           90,600    (6)              3.9%
     5 Roundabout Lane
     Cape Elizabeth, ME 04107

     Robert H. Walker, Director               63,253    (7)              2.7%
     27 Vantage Court
     Port Jefferson, NY 11777

     Donald S. Bab, Secretary                 82,034                     3.6%
     770 Lexington Ave.
     New York, New York 10021

     Marc A. Mastrangelo,                     23,600    (8)              1.0%
     136 Poplar Avenue
     Pompton Lakes, NJ 07442

     All Officers and Directors            1,395,356    (9)             58.1%
     as a Group (8 persons)

     Hummingbird Management, LLC            140,600     (10)             5.9%
     460 Park Avenue
     New York, NY 10022

Item 12.  Security Ownership of Certain Beneficial Owners and Management
--------  --------------------------------------------------------------
         (Continued)
         -----------

     (1) The class includes 2,428,131 shares outstanding plus shares outstanding under Rule 13d-3(d)(1) under the Exchange Act. The common stock deemed to be owned by the named parties, includes stock which is not outstanding but subject to currently exercisable options held by the individual named. The foregoing information is based on reports made by the named individuals.

     (2) Includes 24,681 shares owned by Mr. Fletcher's wife, and 4,254 shares owned by his son. Mr. Fletcher disclaims beneficial ownership of the shares owned by his wife and son. Also includes 9,000 subject to currently exercisable stock options.

     (3) Includes 299,517 shares owned by the George Leon Family Trust, of which Mr. Leon is a beneficiary, and 18,500 shares subject to currently exercisable stock options. Mr. Leon acts as manager of the trust assets pursuant to an informal family, oral arrangement, and disclaims beneficial ownership of the shares owned by the trust.

     (4)  Includes 6,000 shares subject to currently exercisable stock options

     (5)  Includes 22,000 shares subject to currently exercisable stock options.

     (6)  Includes 7,600 shares subject to currently exercisable stock options

     (7)  Includes 18,700 shares subject to currently exercisable stock options.

     (8)  Includes 20,600 shares subject to currently exercisable stock options.

     (9) Includes 102,400 shares subject to currently exercisable options held by all executive officers and directors of the Company (including those individually named above).

     (10 Based on Schedule 13D filed with the SEC on February 26, 2008 and furnished to the Company.



Equity Compensation Plan Information
------------------------------------

In May 2003, the Board of Directors adopted the 2003 Stock Option Plan ("the
Plan") which reserves for issuance options to purchase up to 250,000 shares of its Common Stock. The shareholders approved the Plan at the November 2003 annual meeting. The Plan, which has a term of ten years from the date of adoption, is administered by the Board of Directors or by a committee appointed by the Board of Directors. The selection of participants, allotment of shares, and other conditions related to the grant of options, to the extent not set forth in the Plan, are determined by the Board of Directors. Options granted under the Plan are exercisable up to a period of 5 years from the date of grant at an exercise price which is not less than the fair market value of the common stock at the date of grant, except to a shareholder owning 10% or more of the outstanding common stock of the Company, as to which the exercise price must be not less than 110% of the fair market value of the common stock at the date of grant.
Options are exercisable, on a cumulative basis, 20% at or after each of the first, second, and third anniversary of the grant and 40% after the fourth year anniversary.

In March 2006, the Board of Directors of the Company adopted the 2006 Stock
Option Plan which reserves for issuance options to purchase up to 250,000 shares of its common stock and is similar to the 2003 Plan. This Plan was ratified by the shareholders at the Annual Meeting in December 2006.

Additionally, at March 31, 2008 the Company has individual employment agreements with nine individuals which provide for the grant of 79,500 stock options with a weighted average exercise of $3.19 per share. These employee contracts have been approved by the directors, and were included as consideration for their employment. Since these options were granted under the Stock Option Plans, they are included in the 348,300 shares in the second column of the following schedule.

The following table provides information as of March 31, 2008 regarding compensation plans under which equity securities of the Company are authorized for issuance.


     ----------------------------- ----------------------- ----------------------- -----------------------
                                                                                     Number of options
                                                                                    remaining available
                                   Number of securities      Weighted average       for future issuance
                                     to be issued upon       exercise price of         under Equity
            Plan category           exercise of options           options           Compensation Plans
     ----------------------------- ----------------------- ----------------------- -----------------------

     ----------------------------- ----------------------- ----------------------- -----------------------
      Equity Compensation Plans
      approved by shareholders           348,300                  $3.33                  179,370
     ----------------------------- ----------------------- ----------------------- -----------------------
      Equity Compensation Plans
           not approved by
            shareholders                    --                      --                      --
     ----------------------------- ----------------------- ----------------------- -----------------------

               Total *                    348,300                  $3.33                  179,370
     ----------------------------- ----------------------- ----------------------- -----------------------

* See Discussion above.

                                                    52

          TEL-INSTRUMENT ELECTRONICS CORP
          -------------------------------

Item 13.  Certain Relationships and Related Transactions
--------  ----------------------------------------------

          The disclosures required by this item are contained in Note 9 to Notes to Consolidated Financial Statements included on pages 33 and 34 of this report. Any corporate transaction which involves a related person must be approved by the independent directors as being fair and reasonable to the Corporation and its shareholders. Any such approval would be included in the minutes of the Board of Directors. There were no such transactions during the last fiscal year that would be required to be reported under Item 404 of Regulation S-K promulgated by the Securities and Exchange Commission.


Item 14.  Principal Accountant Fees and Services
--------  --------------------------------------

          For the fiscal years ended March 31, 2008 and 2007, professional services were performed by BDO Seidman, LLP, the Company's independent registered public accountant. Fees for those years were as follows:

                                                            2008        2007
                                                            ----        ----

              Audit Fees                                 $ 102,200   $  89,000
              Audit-Related Fees                              --          --
                                                         ---------   ---------
              Total Audit and Audit-Related Fees           102,200      89,000
              Tax Fees                                        --          --
              All Other Fees                                  --          --
                                                         ---------   ---------
                  Total                                  $ 102,200   $  89,000
                                                         =========   =========

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

          Audit Related Fees, tax and other fees. No fees under these categories were paid to BDO Seidman, LLP in 2008 and 2007.

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

Item 15.  Exhibits and Financial Statement Schedules
--------  ------------------------------------------


          a.) The following documents are filed as a part of this report:
                                                                           Pages
                                                                           -----
              (1)      Financial Statements:

                       Report of Independent Registered Public
                        Accounting Firm                                      16

                       Consolidated Balance Sheets - March 31, 2008
                        and 2007                                             17

                       Consolidated Statements of Operations -
                        Years Ended March 31, 2008 and 2007                  18


                       Consolidated Statements of Changes in                 19
                         Stockholders' Equity - Years Ended
                         March 31, 2008 and 2007


                       Consolidated Statements of Cash Flows -               20
                        Years Ended March 31, 2008 and  2007

                       Notes to Consolidated Financial Statements          21-40

              (2)      Financial Statement Schedule
                        II - Valuation and Qualifying Accounts               41

TEL-INSTRUMENT ELECTRONICS CORP
          c.) Exhibits identified in parentheses below on file with the Securities and Exchange Commission, are incorporated herein by reference as exhibits hereto.

               ---- -------- ---------------------------------------------------
               *    (3.1)     Tel-Instrument Electronics Corp's Certificate of
                              Incorporation, as amended.
               ---- -------- ---------------------------------------------------
               *    (3.2)     Tel-Instrument Electronics Corp's By-Laws, as
                              amended.
               ---- -------- ---------------------------------------------------
               *    (3.3)     Tel-Instrument Electronics Corp's Restated
                              Certificate of Incorporation dated November 8,
                              1996.
               ---- -------- ---------------------------------------------------
               *    (4.1)     Specimen of Tel-Instrument Electronics Corp's
                              Common Stock Certificate.
               ---- -------- ---------------------------------------------------
               *    (10.1)    7%, $30,000 Convertible Subordinated Note dated
                              March 31, 1992 between Registrant and Donald S.
                              Bab.
               ---- -------- ---------------------------------------------------
               *    (10.2)    Distributor Agreement with Muirhead Avionics &
                              Accessories Ltd.
               ---- -------- ---------------------------------------------------
               *    (10.3)    Naval Air Warfare Center Aircraft Division
                              Contract No. N68335-97-D-0060
               ---- -------- ---------------------------------------------------
               *    (10.4)    Lease dated March 1, 2001 by and between
                              Registrant and 210 Garibaldi Group.
               ---- -------- ---------------------------------------------------
               *    (10.5)    Agreement with Semaphore Capital Advisors dated
                              November 28, 2001 and amendment dated as of June
                              1, 2002.
               ---- -------- ---------------------------------------------------
               *    (10.6)    10% convertible subordinated note between
                              Registrant and Harold K. Fletcher.
               ---- -------- ---------------------------------------------------

               *    (10.7)    1998 stock option plan and option agreement.
               ---- -------- ---------------------------------------------------
               (*)  (10.8)    Purchase agreement between Registrant and
                              Innerspace Technology
               ---- -------- ---------------------------------------------------
               *    (10.9)    Agreement between Registrant and Semaphore Capital
                              Advisors, LLC
               ---- -------- ---------------------------------------------------
               *    (10.10)   2003 Stock Option Plan
               ---- -------- ---------------------------------------------------
                    (23.1)    Consent of Independent Registered Public
                              Accounting Firm
               ---- -------- ---------------------------------------------------
                    (31.1)    Certification by CEO pursuant to Rule 15d-14 under
                              the Securities Exchange Act.
               ---- -------- ---------------------------------------------------
                    (31.2)    Certification by CFO pursuant to Rule 15d-14 under
                              the Securities Exchange Act.
               ---- -------- ---------------------------------------------------
                    (32.1)    Certification by CEO pursuant to 18 U.S.C. Section
                              1350, as adopted pursuant to Section 906 of the
                              Sarbanes-Oxley Act of 2002.
               ---- -------- ---------------------------------------------------
                    (32.2)    Certification by CFO pursuant to 18 U.S.C. Section
                              1350, as adopted pursuant to Section 906 of the
                              Sarbanes-Oxley Act of 2002.
               ---- -------- ---------------------------------------------------

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

                         TEL-INSTRUMENT ELECTRONICS CORP
                         -------------------------------

                                  (Registrant)

     Dated:     July 11, 2008               By:  /s/  Harold K. Fletcher
                                               --------------------------------
                                                      Harold K. Fletcher
                                                      President and Director
                                                      (Principal Executive
                                                      Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated and by signature hereto.

     Signature                                Title                    Date
     ---------                                -----                    ----

     /s/  Harold K. Fletcher                 Director              July 11, 2008
     ------------------------
          Harold K. Fletcher

     /s/  Joseph P. Macaluso       Principal Accounting Officer    July 11, 2008
     ------------------------
          Joseph P. Macaluso

     /s/  George J. Leon                     Director              July 11, 2008
     ------------------------
          George J. Leon

     /s/  Robert J. Melnick                  Director              July 11, 2008
     ------------------------
          Robert J. Melnick

     /s/  Jeffrey C. O'Hara               COO and Director         July 11, 2008
     ------------------------
          Jeffrey C. O'Hara

     /s/  Robert A. Rice                     Director              July 11, 2008
     ------------------------
          Robert A. Rice

     /s/  Robert H. Walker                   Director              July 11, 2008
     ------------------------
          Robert H. Walker