Form 10-Q
period 2008-06-30
TEL INSTRUMENT ELECTRONICS CORP
filed 2008-08-14
CIK 96885

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                    ________________________________________

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2008

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer, or a smaller reporting company. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.


            Large accelerated filer [ ]   Accelerated filer [ ]

            Non-accelerated filer   [ ]   Smaller reporting company [X]
                 (Do not check if a smaller reporting company)

Indicate by checkmark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Securities Act). Yes      No  X
                                      -----   -----
Indicate the number of shares outstanding of the issuer's common stock, as of the latest practical date:

2,439,261 shares of Common stock, $.10 par value as of August 6, 2008.

                     TEL-INSTRUMENT ELECTRONICS CORPORATION
                     --------------------------------------
                                TABLE OF CONTENTS
                                -----------------



                                                                            PAGE
                                                                            ----

               Part I - Financial Information

Item 1.        Condensed Consolidated Financial Statements (Unaudited):

               Condensed Consolidated Balance Sheets
               June 30, 2008 and March 31, 2008                               1

               Condensed Consolidated Statements of Operations -
               Three Months Ended June 30, 2008 and 2007                      2

               Condensed Consolidated Statements of Cash Flows -
               Three Months Ended June 30, 2008 and 2007                      3

               Notes to Condensed Consolidated Financial Statements          4-9

Item 2.        Management's Discussion and Analysis of the Results of
               Operations and Financial Condition                          10-15

Item 4(T).     Controls and Procedures                                        15

               Part II - Other Information

Item 1.        Legal Proceedings                                              16

Item 2.        Unregistered sales of Equity Securities and Use of Proceeds    16

Item 6.        Exhibits                                                       16



               Signatures                                                     16

               Certifications



Item 1 - Financial Statements


                     TEL-INSTRUMENT ELECTRONICS CORPORATION
                     --------------------------------------
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------


                                                                June 30,        March 31,
                                                                  2008            2008
                                                               -----------    -----------
                                                               (unaudited)
ASSETS

Current assets:
   Cash and cash equivalents                                   $   874,417    $   469,906
  Accounts receivable, net                                       1,323,748      1,223,753
  Unbilled government receivables                                1,351,180      1,100,323
  Inventories, net                                               1,945,008      2,075,542
  Taxes receivable                                                  44,612         44,612
  Prepaid expenses and other                                        75,482         96,834
  Deferred income tax asset                                        503,360        531,975
                                                               -----------    -----------
Total current assets                                             6,117,807      5,542,945

Equipment and leasehold improvements, net                          502,193        532,240
Deferred income tax asset - non-current                            900,221        900,221
Other assets                                                       142,628        142,069
                                                               -----------    -----------

Total assets                                                   $ 7,662,849    $ 7,117,475
                                                               ===========    ===========

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities:
  Convertible note payable - related party - current portion   $    50,000    $    50,000
  Line of credit                                                   550,000        350,000
  Accounts payable                                                 793,920        928,367
  Deferred revenues                                                 77,828         55,014
  Accrued payroll, vacation pay and payroll taxes                  330,559        348,683
  Accrued expenses                                               1,518,588      1,129,370
                                                               -----------    -----------
Total current liabilities                                        3,320,895      2,861,434

Deferred revenues                                                   49,170         43,818
                                                               -----------    -----------

Total liabilities                                                3,370,065      2,905,252
                                                               -----------    -----------

Commitments

Stockholders' equity:
   Common stock, par value $.10 per share, 2,439,261
         and 2,428,261 issued and outstanding as of June 30,
          2008 and March 31, 2008, respectively                    243,926        242,826
   Additional paid-in capital                                    4,647,712      4,611,262
   Accumulated deficit                                            (598,854)      (641,865)
                                                               -----------    -----------
Total stockholders' equity                                       4,292,784      4,212,223
                                                               -----------    -----------

Total liabilities and stockholders' equity                     $ 7,662,849    $ 7,117,475
                                                               ===========    ===========


See accompanying notes to condensed consolidated financial statements

                            TEL-INSTRUMENT ELECTRONICS CORPORATION
                            --------------------------------------
                        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                        -----------------------------------------------
                                          (Unaudited)


                                                                      Three Months Ended
                                                                   --------------------------
                                                                    June 30,       June 30,
                                                                      2008           2007
                                                                   -----------    -----------
Net sales                                                          $ 3,551,975    $ 2,955,739
Cost of sales                                                        2,063,046      1,742,437
                                                                   -----------    -----------

Gross margin                                                         1,488,929      1,213,302

Operating expenses:
  Selling, general and administrative                                  708,358        555,987
  Engineering, research and development                                735,151        772,747
                                                                   -----------    -----------
Total operating expenses                                             1,443,509      1,328,734
                                                                   -----------    -----------

Income (loss) from continuing operations                                45,420       (115,432)

Interest income (expense):
  Interest income                                                          390          3,161
  Interest expense                                                     (11,519)        (8,946)
                                                                   -----------    -----------

Income (loss) from continuing operations
       before income taxes                                              34,291       (121,217)

Income tax provision (benefit)                                          13,700        (49,475)
                                                                   -----------    -----------

Net income (loss) from continuing
       operations, net of income taxes                                  20,591        (71,742)

Income (loss) from discontinued operations,
        net of income taxes                                             22,420        (11,632)
                                                                   -----------    -----------

Net income (loss)                                                  $    43,011    $   (83,374)
                                                                   ===========    ===========

Income  (loss) from continuing operations, net of income taxes:
   Basic income (loss) per common share                            $      0.01    $     (0.03)
                                                                   ===========    ===========
   Diluted income (loss) per common share                          $      0.01    $     (0.03)
                                                                   ===========    ===========
Income (loss) from discontinued operations, net of income taxes:
   Basic income (loss) per common share                            $      0.01    $     (0.01)
                                                                   ===========    ===========
   Diluted income (loss) per common share                          $      0.01    $     (0.01)
                                                                   ===========    ===========
Net Income (loss):
   Basic income (loss) per common share                            $      0.02    $     (0.04)
                                                                   ===========    ===========
   Diluted income (loss) per common share                          $      0.02    $     (0.04)
                                                                   ===========    ===========

Weighted average shares outstanding:
   Basic                                                             2,433,381      2,342,581
   Diluted                                                           2,512,692      2,342,581


See accompanying notes to condensed consolidated financial statements

                      TEL-INSTRUMENT ELECTRONICS CORPORATION
                      --------------------------------------
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  -----------------------------------------------
                                    (Unaudited)


                                                             Three Months ended
                                                           ----------------------
                                                            June 30,     June 30,
                                                             2008         2007
                                                           ---------    ---------
Cash flows from operating activities:
Net  income (loss)                                         $  43,011    $ (83,374)
Adjustments to reconcile net loss to net
    cash used in operating activities:
       Deferred income taxes                                  28,615      (55,465)
       Depreciation                                           44,480       60,076
       Non-cash stock-based compensation                      12,220        7,501

Changes in assets and liabilities:
    Increase in accounts receivable                          (99,995)    (280,471)
    Increase in unbilled government receivables             (250,857)    (708,919)
    Decrease in inventories                                  155,377      284,876
     Decrease (increase) in prepaid expenses & other          21,352       (5,997)
    Increase in other assets                                    (559)      (2,514)
   (Decrease) increase in accounts payable                  (134,447)      77,432
    (Decrease) increase in accrued payroll, vacation pay
      and payroll taxes                                      (18,124)       6,657
    Increase (decrease) in deferred revenues                  28,166      (13,332)
    Increase in accrued expenses                             389,218      157,478
                                                           ---------    ---------
Net cash provided by (used in) operating activities          218,457     (556,052)
                                                           ---------    ---------

Cash flows from investing activities:
    Purchases of equipment                                   (39,276)      (3,534)
                                                           ---------    ---------
Net cash used in investing activities                        (39,276)      (3,534)
                                                           ---------    ---------

Cash flows from financing activities:
    Proceeds from the exercise of stock options               25,330        6,750
    Proceeds from borrowings from line of credit, net        200,000      250,000
                                                           ---------    ---------

Net cash provided by financing activities                    225,330      256,750
                                                           ---------    ---------

Net increase (decrease) in cash and cash equivalents         404,511     (302,836)
Cash and cash equivalents at beginning of period             469,906      655,836
                                                           ---------    ---------
Cash and cash equivalents at end of period                 $ 874,417    $ 353,000
                                                           =========    =========

Taxes paid                                                 $    --      $    --
                                                           =========    =========
Interest paid                                              $   4,357    $    --
                                                           =========    =========


See accompanying notes to condensed consolidated financial statements





                        TEL-INSTRUMENT ELECTRONICS CORP.
                        --------------------------------
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                  (Unaudited)


Note 1            Basis of Presentation
------            ---------------------

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of Tel-Instrument Electronics Corp. as of June 30, 2008, the results of operations for the three months ended June 30, 2008 and June 30, 2007, and statements of cash flows for the three months ended June 30, 2008 and June 30, 2007. These results are not necessarily indicative of the results to be expected for the full year.

The financial statements have been prepared in accordance with the requirements of Form 10-Q and consequently do not include disclosures normally made in an Annual Report on Form 10-K. The March 31, 2008 balance sheet included herein was derived from the audited financial statements included in the Company's annual report on Form 10-K as of that date. Accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2008.

Note 2            Revenue Recognition - Percentage-of-Completion - ITATS
------            ------------------------------------------------------

Due to the unique nature of the ITATS (Intermediate Level TACAN Test Set -
AN/ARM-206) program wherein a significant portion of this contract will not be delivered for over a year, revenues under this contract are recognized on a percentage-of-completion basis based on actual expenses incurred. All expenses related to this contract are charged to cost of sales. The Company also receives progress billings on this program, which is a funding mechanism by the government to assist contractors on long-term contracts prior to delivery. See
Critical Accounting Policies - Revenue Recognition.

Note 3            Accounts Receivable, net
------            ------------------------

Accounts receivable, net consist of:

                                                                        June 30, 2008           March 31, 2008
                                                                        -------------           --------------
                  Commercial                                            $    342,946             $    647,063
                  Government                                               1,012,008                  607,896
                  Less: Allowance for doubtful accounts                      (31,206)                 (31,206)
                                                                        ------------             ------------

                                                                        $  1,323,748             $  1,223,753
                                                                        ============             ============

Note 4            Inventories, net
------            ----------------

Inventories, net consist of:                                            June 30, 2008           March 31, 2008
                                                                        -------------           --------------
                  Purchased parts                                       $  1,252,596             $  1,246,733
                  Work-in-process                                            910,184                  881,472
                  Finished goods                                              74,175                  224,284
                  Less:  Reserve for obsolescence                           (291,947)                (276,947)
                                                                        ------------             ------------

                                                                        $  1,945,008             $  2,075,542
                                                                        ============             ============


                        TEL-INSTRUMENT ELECTRONICS CORP.
                        --------------------------------
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
        ----------------------------------------------------------------
                                  (Unaudited)


Note 5            Earnings Per Share
------            ------------------

SFAS No. 128, "Earnings Per Share" requires presentation of basic earnings per share ("basic EPS") and diluted earnings per share ("diluted EPS").

The Company's basic and diluted income (loss) per common share is based on net income (loss) for the relevant period, divided by the weighted average number of common shares outstanding during the period. Diluted income (loss) per common share is based on net income (loss), divided by the weighted average number of common shares outstanding during the period, including common share equivalents, such as outstanding stock options. Diluted loss per share for the period ended
June 30, 2007 does not include common stock equivalents, as these shares would be anti-dilutive.
                                                                                              Three Months           Three Months
                                                                                              ------------           ------------
                                                                                                     Ended                  Ended
                                                                                                     -----                  -----
                                                                                             June 30, 2008          June 30, 2007
                                                                                             -------------          -------------
Basic net income (loss) per share computation:
  Net income (loss) attributable to common stockholders                          $                 43,011   $            (83,374)
  Weighted-average common shares outstanding                                                     2,433,381              2,342,581
  Basic net income (loss) per share attributable to common stockholders          $                    0.02  $              (0.04)
Diluted net income (loss) per share computation
  Net income (loss) attributable to common stockholders                          $                  43,011  $            (83,374)
  Weighted-average common shares outstanding                                                     2,433,381              2,342,581
  Incremental shares attributable to the assumed exercise of
       outstanding stock options                                                                    79,311                   --
  Total adjusted weighted-average shares                                                         2,512,692              2,342,581
  Diluted net income (loss) per share attributable to common stockholders        $                    0.02  $              (0.04)


Note 6            Stock Options
------            -------------

Effective April 1, 2006, the Company adopted Statement of Financial Accounting
Standards No. 123R, "Share-Based Payment" ("SFAS 123R"), utilizing the modified prospective method. SFAS 123R requires the measurement of stock-based compensation based on the fair value of the award on the date of grant. Under the modified prospective method, the provisions of SFAS 123R apply to all awards granted after the date of adoption. The Company recognizes compensation cost on awards on a straight-line basis over the vesting period, typically four years.
As a result of adopting SFAS 123(R), operations was charged $12,220 and $7,501 for three months ended June 30, 2008 and 2007, respectively. The Company estimates the fair value of each option using the Black Scholes option-pricing model with the following weighted-average assumptions: expected dividend yield of 0.0%, risk-free interest rate of 2.56% to 3.16%, volatility at 38.63% to 39.14%, and an expected life of 5 years for the three months ended June 30, 2008; expected dividend yield of 0.0%, risk-free interest rate of 4.77%, volatility at 50.16% to 56.94%, and an expected life of 5 years for the three months ended June 30, 2007. The Company estimates forfeiture rate based on historical data. Based on an analysis of historical information, the Company has applied a forfeiture rate of 15%.

                        TEL-INSTRUMENT ELECTRONICS CORP.
                        --------------------------------
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
        ----------------------------------------------------------------
                                  (Unaudited)


Note 7            Segment Information
------            -------------------

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

Management evaluates the performance of its segments and allocates resources to them based on gross margin. The Company's general and administrative costs and sales and marketing expenses are not segment specific. As a result, all operating expenses are not managed on a segment basis. Net interest includes expenses on debt and income earned on cash balances. Segment assets include accounts receivable and work-in-process inventory. Asset information, other than accounts receivable and work-in-process inventory, is not reported, since the Company does not produce such information internally. All long-lived assets are located in the U.S.

The table below presents information about reportable segments within the avionics business for the periods ending June 30, 2008 and 2007:

  Three Months Ended                                 Avionics        Avionics        Avionics       Corporate
  ------------------                                 --------        --------        --------       ---------
  June 30, 2008                                         Gov't         Comm'l.           Total           Items                Total
  -------------                                         -----         -------           -----           -----                -----
  Net sales                                       $ 2,960,596     $   591,379     $ 3,551,975                          $ 3,551,975
  Cost of Sales                                     1,741,197         321,849       2,063,046                            2,063,046
                                                  -----------     -----------     -----------                          -----------
  Gross Margin                                      1,219,399         269,530       1,488,929                            1,488,929
                                                  -----------     -----------     -----------                          -----------
  Engineering, research, and development                                              735,151                              735,151
  Selling, general, and admin.                                                        385,565         322,793              708,358
  Interest (income) expense,net                                                        11,129               -               11,129
                                                                                  -----------     -----------          -----------
  Total expenses                                                                    1,131,845         322,793            1,454,638
                                                                                  -----------     -----------          -----------

  Income (loss) from continuing operations
    before income taxes                                                           $   357,084     $  (322,793)         $    34,291
                                                                                  ===========     ===========          ===========

  Segment assets                                  $ 4,058,010     $   561,926     $ 4,619,936     $ 3,042,913          $ 7,662,849
                                                  ===========     ===========     ===========     ===========          ===========

  Three Months Ended                                 Avionics        Avionics        Avionics       Corporate
  ------------------                                 --------        --------        --------       ---------
  June 30, 2007                                         Gov't         Comm'l.           Total           Items               Total
  -------------                                         -----         -------           -----           -----               -----
  Net sales                                       $ 2,060,307     $   895,432     $ 2,955,739                          $ 2,955,739
  Cost of Sales                                     1,255,323         487,114       1,742,437                            1,742,437
                                                  -----------     -----------     -----------                          -----------
  Gross Margin                                        804,984         408,318       1,213,302                            1,213,302
                                                  -----------     -----------     -----------                          -----------

  Engineering, research, and development                                              772,747                              772,747
  Selling, general, and admin.                                                        296,995     $   258,992              555,987
  Interest (income) expense ,net                                                        5,785               -                5,785
                                                                                  -----------     -----------          -----------
  Total expenses                                                                    1,075,527         258,992            1,334,519
                                                                                  -----------     -----------          -----------

  Income (loss) from continuing operations
   before income taxes                                                            $   137,775     $  (258,992)         $  (121,217)
                                                                                  ===========     ===========          ===========

                        TEL-INSTRUMENT ELECTRONICS CORP.
                        --------------------------------
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
        ----------------------------------------------------------------
                                  (Unaudited)


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

The tax effect of temporary differences, primarily net operating loss carryforwards, asset reserves and accrued liabilities, gave rise to the Company's deferred tax asset in the accompanying June 30, 2008 and March 31, 2008 consolidated balance sheets. Deferred income taxes are recognized for the tax consequence of such temporary differences at the enacted tax rate expected to be in effect when the differences reverse.

Note 9            Stock Option Exercises
------            ----------------------

During the quarter ended June 30, 2008 stock options for 11,000 shares were exercised for total proceeds of $25,330.

Note 10           Fair Value Measurements
-------           -----------------------

On April 1, 2008, the Company adopted SFAS No. 157 "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, provides a consistent framework for measuring fair value under Generally Accepted Accounting Principles and expands fair value financial statement disclosure requirements. SFAS 157's valuation techniques are based on observable and unobservable inputs. Observable inputs reflect readily obtainable data from independent sources, while unobservable inputs reflect our market assumptions. SFAS 157 classifies these inputs into the following hierarchy:

     Level 1 Inputs- Quoted prices for identical instruments in active markets. Level 2 Inputs- Quoted prices for similar instruments in active markets;
         quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.
     Level 3 Inputs- Instruments with primarily unobservable value drivers.

At June 30, 2008, the Company had no financial assets or liabilities reported at fair value.

                        TEL-INSTRUMENT ELECTRONICS CORP.
                        --------------------------------
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
        ----------------------------------------------------------------
                                  (Unaudited)

Note 11           New Accounting Pronouncements (continued)
-------           -----------------------------------------

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Liabilities, including an amendment of FASB Statement No. 115" ("SFAS No. 159"). SFAS No. 159 permits entities to choose, at specified election dates, to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses shall be reported on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157. The adoption of SFAS No. 159 did not have a material impact on the Company's financial position or results of operations.

In December 2007, the FASB issued SFAS No 141(R), "Business Combinations." This statement provides new accounting guidance and disclosure requirements for business combinations. SFAS No 141(R) is effective for business combinations which occur in the first fiscal year beginning on or after December 15, 2008. The Company is currently assessing the effect of SFAS No 141(R) on its financial statements, but it is not expected to be material.

In December 2007, the FASB finalized the provisions of the Emerging Issues Task Force (EITF) Issue No. 07-1, "Accounting for Collaborative Arrangements." This EITF Issue provides guidance and requires financial statement disclosures for collaborative arrangements. EITF Issue No. 07-1 is effect for financial statements issued for fiscal years beginning after December15, 2008. The Company is currently assessing the effect of EITF Issue No. 07-1 on its financial statements, but it is not expected to be material.

In March 2008, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 161, "Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133" ("SFAS 161"), which modifies and expands the disclosure requirements for derivative instruments and hedging activities. SFAS 161 requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation and requires quantitative disclosures about fair value amounts and gains and losses on derivative instruments. It also requires disclosures about credit-related contingent features in derivative agreements. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. SFAS 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The adoption of SFAS 161 is not expected to have a material impact on the Company's financial condition or results of operations.



                        TEL-INSTRUMENT ELECTRONICS CORP.
                        --------------------------------
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
        ----------------------------------------------------------------
                                  (Unaudited)


Note 12           Discontinued Operations
-------           -----------------------

The Board of Directors approved discontinuing the Company's marine systems division effective March 31, 2008. As a result, the consolidated financial statements present the marine systems division as a discontinued operation.

The Company wrote-off fixed assets of approximately $77,000 and inventories of approximately $151,000 in 2008.

The Company's decision to discontinue its marine operations was based primarily on the historical losses sustained and management's intent to focus on its avionics business

The following tables reflects sales, costs and expenses, and loss from discontinued operations, net of taxes for the three months ended June 30, 2008 and 2007, respectively.

     ---------------------------------------------------------------------------------- ---------------------- -----------------
                                                                                                 Three Months      Three Months
                                                                                                        Ended             Ended
                                                                                                June 30, 2008     June 30, 2007
     ---------------------------------------------------------------------------------- ---------------------- -----------------
     Discontinued Operations:
     ---------------------------------------------------------------------------------- ---------------------- -----------------
     Net sales                                                                                       $ 81,506          $125,313
     ---------------------------------------------------------------------------------- ---------------------- -----------------
     Costs and expenses                                                                                44,170           142,936
     ---------------------------------------------------------------------------------- ---------------------- -----------------
     Income (loss) from operations of discontinued operations                                          37,336          (17,623)
     ---------------------------------------------------------------------------------- ---------------------- -----------------
     Income tax provision (benefit)                                                                    14,916           (5,991)
     ---------------------------------------------------------------------------------- ---------------------- -----------------
     Net income (loss)  from discontinued operations                                                 $ 22,420        $ (11,632)
     ---------------------------------------------------------------------------------- ---------------------- -----------------



Note 13           Reclassifications
-------           -----------------

Certain prior year amounts have been reclassified to conform to the current year presentation, relating primarily to discontinued operations.

                                       9

Item 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
-------           -------------------------------------------
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

Due to the unique nature of the ITATS program (AN/ARM-206) wherein a significant portion of this contract will not be delivered for over a year, revenues under this contract are recognized on a percentage-of-completion basis, which recognizes sales and profit as it is earned based on actual expenses incurred. All expenses related to this contract are charged to cost of sales. The Company also receives progress billings on this program, which is a funding mechanism by the government to assist contractors on long-term contracts prior to delivery.

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

Item 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
-------           -------------------------------------------
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)
                  ---------------------------------------------------------


Critical Accounting Policies (continued)
----------------------------------------

Accounts receivable - the Company performs ongoing credit evaluations of its customers and adjusts credit limits based on customer payment and current credit worthiness, as determined by review of their current credit information. The Company continuously monitors credit of and payments from its customers and maintains provision for estimated credit losses based on its historical experience and any specific customer issues that have been identified. While such credit losses have historically been within expectation and the provision established, the Company cannot guarantee that this will continue.


Warranty reserves - warranty reserves are based upon historical rates and specific items that are identifiable and can be estimated at time of sale. While warranty costs have historically been within expectations and the provisions established, future warranty costs could be in excess of the Company's warranty reserves. A significant increase in these costs could adversely affect the Company's operating results for the period and the periods these additional costs materialize. Warranty reserves are adjusted from time to time when actual warranty claim experience differs from estimates.

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

General
-------

Management's discussion and analysis of results of operations and financial condition is intended to assist the reader in the understanding and assessment of significant changes and trends related to the results of operations and financial position of the Company together with its subsidiary. This discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying financial notes in the Company's Annual Report on Form 10-K for the year ended March 31, 2008.

The Company's avionics business is conducted in the Government, Commercial and General aviation markets (see Note 7 of Notes to Financial Statements for segment financial information). In January 2004, the Company completed its acquisition of ITI, a company selling products to the marine industry, and ITI's financial statements were consolidated with the Company's financial statements until the Company considered it a discontinued operation as of March 31, 2008 (see Note 12 to Financial Statements).

Item 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
-------           -------------------------------------------
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)
                  ---------------------------------------------------------


Results of Operations
---------------------

Overview
--------

In the first quarter of fiscal year 2009, the Company's sales increased sharply to $3.5 million and it recorded net income of $43K. This included net income of $21K from continuing operations and net income of $22K from discontinued operations. Net income in the first quarter was limited by high engineering costs for the CRAFT program and a low gross profit margin on the AN/ARM-206 (ITATS) pilot production contract. These engineering costs associated with CRAFT should decline as the program nears completion, and the gross profit should increase when the Company begins delivering production units of the AN/ARM-206. Despite continued weakness in the commercial aviation market, Tel anticipates a return to profitable operations in fiscal year 2009 due primarily to an expected strong increase in projected military sales of its legacy products, and the commencement of AN/USM-719 IFF and AN/ARM-206 test set deliveries.

The increased sales and income in the first quarter of the 2009 fiscal year were the result of increased sales of legacy products and commencement of sales of products to the U.S. Army under two large IDIQ (Indefinite Delivery/Indefinite Quantity) contracts for Tel's T-30D and T-47N products. As previously reported, these IDIQ Army contracts have an aggregate value of $5.9 million over the next 5 years, and the Company has received delivery orders for $1.3 million from these two contracts. The Company believes that additional units under these IDIQ contracts may be ordered and delivered during the current fiscal year.

Over the last several years, Tel has aggressively invested in revitalizing its product line with three cutting edge products now nearing completion, including two variants of CRAFT (AN/USM-708 and (AN/USM-719), and the AN/ARM-206 TACAN bench test set. The CRAFT products are still the only Mode 5 flight line test sets under contract with the U.S. Military. Tel will begin pilot production shipments of the AN/USM -719 in the second quarter of this fiscal year, and continues to work to finalize the AN/USM-708 product, with the Navy technical evaluation process scheduled to commence later this year. To date, the Navy has exercised CRAFT production options for 98 pilot production units out of a maximum IDIQ contract of 1,200 units. The AN/ARM-206 design combines advanced digital technology with state of the art automated testing capabilities. This product will enter Navy technical evaluation this calendar year with production deliveries expected in the fourth quarter of this fiscal year. This IDIQ contract is for up to 180 units with a maximum contract value of $12 million.

As revenues have increased this quarter, cash and working capital have improved from March 31, 2008. The Company believes that it has adequate liquidity, borrowing resources and backlog to fund operating plans for the next 12 months, and until substantial deliveries of its new units commence.

Item 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
-------           -------------------------------------------
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)
                  ---------------------------------------------------------


Results of Operations (continued)
---------------------------------

Sales
-----

For the first quarter ended June 30, 2008, total sales increased $596,136 (20.2%) to $3,551,875 as compared to $2,955,739 for the same quarter in the prior year. Avionics Government sales increased $900,289 (43.7%) to $2,960,596 for the period as compared to $2,060,307 for the same period last year. The increase in Avionics Government sales is primarily attributed to: the shipment of T-47G test sets to the Canadian Air Force (through our distributor in Canada), shipments of the T-30D test sets to the Army, shipments of the AN/APM-480 upgrades to T-47N, and shipments of its new TR-420 products. These increases were partially offset by lower sales of the T-47N test set as prior year sales included a large shipment to the Royal Australian Air Force (through the Company's distributor). Avionics Commercial sales decreased $304,053 (34.0%) to $591,379 for the three months ended June 30, 2008 as compared to $895,432 in the same period in the prior year, attributed mostly to the decrease in shipments of the TR-220 Multi-Function Test set.


Gross Margin
------------

Gross margin increased $275,627 (22.7%) to $1,488,929 for the three months ended June 30, 2008 as compared to $1,213,302 for the same three months in the prior fiscal year. The increase in gross margin is attributed to the increase in volume. The gross margin percentage for the three months ended June 30, 2008 was 41.9% as compared to 41.0% for the three months ended June 30, 2007. These gross margins remain below Tel's historical levels due primarily to the low margin ITATS pilot production contract.

Operating Expenses
------------------

Selling, general and administrative expenses increased $152,371 (27.4%) to $708,358 for the three months ended June 30, 2008, as compared to $555,987 for the three months ended June 30, 2007. This increase is attributed mainly to an increase in outside commissions and higher marketing and sales expenses associated with an increase in customer support services.

Engineering, research and development expenses decreased $37,596 (4.9%) to $735,151 for three months ended June 30, 2008 as compared to $772,747 for the three months ended June 30, 2007. Engineering, research and development expenses are mostly attributed to efforts related to the CRAFT program.

Interest, net
-------------

Interest income decreased as a result of lower average cash balances. Interest expense increased as a result of the increased borrowings associated with the line of credit and the loan against the cash surrender value of the keyman life insurance policy.


Income (Loss) from Continuing Operations before Income Taxes
------------------------------------------------------------

As a result of the above, the Company recorded income from continuing operations before income taxes of $34,291 for the quarter ended June 30, 2008 as compared to a loss from continuing operations before income taxes of $121,217 for the quarter ended June 30, 2007.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                   -------------------------------------------
            RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)
            ---------------------------------------------------------

Results of Operations (continued)
---------------------------------

Income Taxes
------------

An income tax provision in the amount of $13,700 was recorded for the three months ended June 30, 2008 as compared to an income tax benefit of $49,475 for the quarter ended June 30, 2007. The change is due to the income before taxes for the quarter ended June 30, 2008 as compared to a loss before taxes for the quarter ended June 30, 2007. These amounts represent the effective federal and state tax rate of approximately 40% on the Company's net loss before taxes.


Net Income (Loss) from Continuing Operations, Net of Taxes
----------------------------------------------------------

As a result of the above, the Company recorded net income from continuing operations, net of taxes of $20,591 for the quarter ended June 30, 2008 as compared to a net loss from continuing operations, net of taxes of $71,742 for the quarter ended June 30, 2007.

Income (Loss) from  Discontinued Operations, Net of taxes
------------------  -------------------------------------

For the three months ended June 30, 2008, the Company recorded income from discontinued operations, net of taxes, of $22,420 as compared to a loss from operations of discontinued operations, net of taxes, of $11,632 for the three months ended June 30, 2007, primarily as a result of the reclassification of certain allocated fixed costs to continuing operations and sales of products that were written-off in 2008.

Net Income (Loss)
-----------------

As a result of the above, the Company recorded net income of $43,011 for the quarter ended June 30, 2008 as compared to a net loss of $83,374 for the quarter ended June 30, 2007.

Liquidity and Capital Resources
-------------------------------

At June 30, 2008, the Company had working capital of $2,796,912 as compared to $2,681,511 at March 31, 2008. For the three months ended June 30, 2008, the Company generated $218,457 in cash from operations as compared to using $556,052 of cash in operations the three months ended June 30, 2007, an improvement of $774,509. This increase in cash from operations is primarily attributed to the increased income for the current quarter, an increase in accrued expenses, as well as the change in unbilled government receivables.

Net cash used in investing activities increased to $39,276 for the three months ended June 30, 2008 from $3,534 for the three months ended June 30, 2007 due to the increase in purchases of equipment.

Net cash provided by financing activities decreased to $225,230 for the three months ended June 30, 2008 from $256,750 for the three months ended June 30, 2007 due to the lower borrowings from the line of credit offset partially by an increase in proceeds from the exercise of stock options.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                   -------------------------------------------
            RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)
            ---------------------------------------------------------


Liquidity and Capital Resources (continued)
-------------------------------------------

At June 30, 2008 the Company had an outstanding loan balance of $550,000 on which it currently pays 5.5% interest. The line of credit is collateralized by substantially all of the assets of the Company. The credit agreement expires September 30, 2008, and the agreement includes a borrowing base calculation tied to working capital. The Company expects to renegotiate the line of credit, as it has done for the last few years, during the next quarter; however there is no guarantee the line of credit will be extended. As of June 30, 2008, remaining availability under this modified line was approximately $375,000 based upon eligible receivables and inventories at June 30, 2008. The Company's cash balance was $874,417 at June 30, 2008 as compared to $469,906 at March 31, 2008.

As a consequence of the increase in sales and profitability, the Company has improved its financial position. The Company believes that it has adequate liquidity, borrowing resources and backlog to fund operating plans for the next 12 months, and until deliveries of its new units commence.

There was no significant impact on the Company's operations as a result of inflation for the three months ended June 30, 2008. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended March 31, 2007.

Item 4 (T).       Controls and Procedures
-----------       -----------------------

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There was no change in the Company's internal control over financial reporting during the Company's most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II.        Other Information
--------        -----------------


Item 1.         Legal Proceedings
-------         -----------------

                None.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds
-------         -----------------------------------------------------------

There were no unregistered sales of equity securities and there were no repurchases of equity securities during the Company's first quarter ended June 30, 2008.

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

                                          TEL-INSTRUMENT ELECTRONICS CORP.

Date:    August 14, 2008                  By:  /s/  Harold K. Fletcher
                                             --------------------------------
                                                    Harold K. Fletcher
                                                    CEO


Date:   August 14, 2008                   By:  /s/  Joseph P. Macaluso
                                             --------------------------------
                                                    Joseph P. Macaluso
                                                    Principal Accounting Officer