Form 10-Q
period 2008-09-30
TEL INSTRUMENT ELECTRONICS CORP
filed 2008-11-14
CIK 96885

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                    ________________________________________

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2008

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

    2,448,261 shares of Common stock, $.10 par value as of November 7, 2008.

                     TEL-INSTRUMENT ELECTRONICS CORPORATION
                     --------------------------------------

                                TABLE OF CONTENTS
                                -----------------



                                                                            PAGE

               Part I - Financial Information

Item 1.        Condensed Consolidated Financial Statements (Unaudited):

               Condensed Consolidated Balance Sheets
               September 30, 2008 and March 31, 2008 (Audited)                 1

               Condensed Consolidated Statements of Operations -
               Three and Six Months Ended September 30, 2008 and 2007          2

               Condensed Consolidated Statements of Cash Flows -
               Six Months Ended September 30, 2008 and 2007                    3

               Notes to Condensed Consolidated Financial Statements         4-11

Item 2.        Management's Discussion and Analysis of the Results of
                  Operations and Financial Condition                       12-18

Item 4 (T).    Controls and Procedures                                        19

               Part II - Other Information

Item 1.        Legal Proceedings                                              19

Item 2.        Unregistered sales of Equity Securities and Use of Proceeds    19

Item 6.        Exhibits                                                       19



               Signatures                                                     19

               Certifications



Item 1 - Financial Statements


                            TEL-INSTRUMENT ELECTRONICS CORPORATION
                            --------------------------------------
                             CONDENSED CONSOLIDATED BALANCE SHEETS
                             -------------------------------------




ASSETS                                                            September 30,    March 31,
                                                                       2008          2008
                                                                   (Unaudited)
Current assets:
   Cash and cash equivalents                                      $   478,673    $   469,906
  Accounts receivable, net                                          2,375,052      1,223,753
  Unbilled government receivables                                   1,277,073      1,100,323
  Inventories, net                                                  2,232,113      2,075,542
  Prepaid expenses and other current assets                            57,003        141,446
  Deferred income taxes                                               229,079        531,975
                                                                  -----------    -----------
Total current assets                                                6,648,993      5,542,945

Property, plant and equipment, net                                    473,286        532,240
Deferred income taxes - non-current                                   900,221        900,221
Other assets                                                           75,325        142,069

Total assets                                                      $ 8,097,825    $ 7,117,475
                                                                  -----------    -----------

LIABILITIES & STOCKHOLDERS EQUITY

Current liabilities:
  Convertible note payable - related party                        $    50,000    $    50,000
  Line of credit                                                      450,000        350,000
  Accounts payable                                                    870,602        928,367
  Deferred revenues                                                    59,931         55,014
  Accrued payroll, vacation pay, and payroll taxes                    322,225        348,683
  Accrued expenses                                                  1,579,406      1,129,370
                                                                  -----------    -----------
Total current liabilities                                           3,332,164      2,861,434

Deferred revenues                                                      49,230         43,818
                                                                  -----------    -----------

Total liabilities                                                   3,381,394      2,905,252
                                                                  -----------    -----------

Commitments

Stockholders' equity:
   Common stock, par value $.10 per share, 2,448,261 and
       2,428,261 issued and outstanding as of September 30,
       2008, and March 31, 2008, respectively                         244,826        242,826
   Additional paid-in capital                                       4,679,808      4,611,262
   Accumulated deficit                                               (208,203)      (641,865)
                                                                  -----------    -----------

Total stockholders' equity                                          4,716,431      4,212,223
                                                                  -----------    -----------

                     Total liabilities and stockholders' equity   $ 8,097,825    $ 7,117,475
                                                                  ===========    ===========


See accompany notes to condensed consolidated financial statements

                                 TEL-INSTRUMENT ELECTRONICS CORPORATION
                                 --------------------------------------
                             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             -----------------------------------------------
                                                    (Unaudited)


                                                   Three Months Ended            Six Months Ended
                                                   ------------------            ----------------
                                              September 30,  September 30,  September 30,  September 30,
                                              -------------  -------------  -------------  -------------
                                                  2008           2007           2008           2007
                                                  ----           ----           ----           ----
Net sales                                     $ 3,855,121    $ 2,844,692    $ 7,407,096    $ 5,800,431
Cost of sales                                   1,715,634      1,611,483      3,778,680      3,353,920
                                              -----------    -----------    -----------    -----------

Gross margin                                    2,139,487      1,233,209      3,628,416      2,446,511

Operating expenses:
  Selling, general and administrative             763,784        613,488      1,472,142      1,169,475
  Engineering, research and development           713,853        617,537      1,449,004      1,390,284
                                              -----------    -----------    -----------    -----------
Total operating expenses                        1,477,637      1,231,025      2,921,146      2,559,759
                                              -----------    -----------    -----------    -----------

Income (loss) from continuing operations          661,850          2,184        707,270       (113,248)

Interest income (expense):
  Interest income                                   1,683          6,525          2,073          9,686
  Interest expense                                (13,336)       (10,799)       (24,855)       (19,745)
                                              -----------    -----------    -----------    -----------

Income (loss) from continuing operations
       before income taxes                        650,197         (2,090)       684,488       (123,307)

Income tax provision (benefit)                    304,365           (835)       318,065        (50,310)
                                              -----------    -----------    -----------    -----------

Net income (loss) from continuing
       operations, net of income taxes            345,832         (1,255)       366,423        (72,997)

Income (loss) from discontinued operations,
        net of income taxes                        44,819        (21,862)        67,239        (33,494)
                                              -----------    -----------    -----------    -----------

Net income (loss)                             $   390,651    $   (23,117)   $   433,662    $  (106,491)
                                              ===========    ===========    ===========    ===========

Income (loss) from continuing operations,
        net of income taxes:
   Basic income (loss) per common share       $      0.14    $      0.00    $      0.15    $     (0.03)
                                              ===========    ===========    ===========    ===========
   Diluted income (loss) per common share     $      0.14    $      0.00    $      0.15    $     (0.03)
                                              ===========    ===========    ===========    ===========
Income (loss) from discontinued operations,
       net of income taxes:
   Basic income (loss) per common share       $      0.02    $     (0.01)   $      0.03    $     (0.02)
                                              ===========    ===========    ===========    ===========
   Diluted income (loss) per common share     $      0.02    $     (0.01)   $      0.03    $     (0.02)
                                              ===========    ===========    ===========    ===========
Net Income (loss):
   Basic income (loss) per common share       $      0.16    $     (0.01)   $      0.18    $     (0.05)
                                              ===========    ===========    ===========    ===========
   Diluted income (loss) per common share     $      0.16    $     (0.01)   $      0.17    $     (0.05)
                                              ===========    ===========    ===========    ===========
Weighted average shares outstanding:
   Basic                                        2,445,511      2,362,331      2,439,547      2,353,545
   Diluted                                      2,512,068      2,362,331      2,506,104      2,353,545


See accompanying notes to condensed consolidated financial statements

                          TEL-INSTTRUMENT ELECTRONICS CORP
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Unaudited)


                                                              Six Months Ended
                                                           Sept. 30,      Sept. 30,
                                                             2008           2007
                                                             ----           ----
Cash flows from operating activities:
Net income (loss)                                        $   433,662    $  (106,491)
Adjustments to reconcile net income (loss) to net cash
        used in operating activities:

    Deferred income taxes                                    302,896        (73,614)
    Non-cash stock-based compensation                         24,766         16,492
    Depreciation                                              93,912        119,616
Changes in operating assets or liabilities:
     Increase in accounts receivable                      (1,151,299)      (871,396)
     Increase in unbilled government receivables            (176,750)      (766,965)

    (Increase) decrease in inventories, net                 (133,799)       272,056
     Decrease (increase) in prepaid expenses and

       other current assets                                   84,443        (14,490)

    Increase in other assets                                    (834)        (3,314)
   (Decrease) increase in accounts payable                   (57,765)       436,474
    Increase (decrease) in deferred revenues                  10,329         (2,890)
    Decrease in accrued payroll, vacation pay,

     and payroll taxes                                       (26,458)       (21,652)
    Increase in accrued
expenses                                                     450,036        206,059
                                                         -----------    -----------

Net cash used in operating activities                       (146,861)      (810,115)

Cash flows from investing activities:

  Purchases of property, plant and equipment                 (57,730)       (39,586)
                                                         -----------    -----------
Net cash used in investing activities                        (57,730)       (39,586)
                                                         -----------    -----------

Cash flows from financing activities:
  Proceeds from exercise of stock options                     45,780         87,600
  Proceeds from loan on life insurance policy                 67,578           --
  Proceeds from borrowings from line of credit, net          100,000        350,000
                                                         -----------    -----------
  Net cash provided by financing activities                  213,358        437,600
                                                         -----------    -----------


Net increase (decrease) in cash and cash equivalents           8,767       (412,101)

Cash and cash equivalents at beginning of period             469,906        655,836
                                                         -----------    -----------
Cash and cash equivalents at end of period               $   478,673    $   243,735
                                                         ===========    ===========

Supplemental information
     Interest paid                                       $    14,418    $    15,542
                                                         ===========    ===========
     Taxes paid                                               15,290    $      --
                                                         ===========    ===========


See accompanying notes to condensed consolidated financial statements

                        TEL-INSTRUMENT ELECTRONICS CORP.
                        --------------------------------
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------


Note 1            Basis of Presentation
------            ---------------------

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position of Tel-Instrument Electronics Corp, and its marine systems subsidiary whose operations were discontinued at March 31, 2008, as of September 30, 2008, the results of operations for the three and six months ended September 30, 2008 and September 30, 2007, and statements of cash flows for the six months ended
September 30, 2008 and September 30, 2007. These results are not necessarily indicative of the results to be expected for the full year.

The financial statements have been prepared in accordance with the requirements of Form 10-Q and consequently do not include disclosures normally made in an Annual Report on Form 10-K. The March 31, 2008 results included herein have been derived from the audited financial statements included in the Company's annual report on Form 10-K as of that date. Accordingly, the financial statements included herein should be reviewed in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2008.

Note 2            Revenue Recognition - Percentage-of-Completion - ITATS
------            ------------------------------------------------------

Due to the unique nature of the ITATS program wherein a significant portion of this contract will not be delivered for over a year, revenues under this contract are recognized on a percentage-of-completion basis, which recognizes sales and profit as they are earned, rather than at the time of shipment.
Revenues and profits are estimated using the cost-to-cost method of accounting where revenues are recognized and profits recorded based upon the ratio of costs incurred to estimate of total costs at completion. The ratio of costs incurred to date to the estimate of total costs at completion is applied to the contract value to determine the revenues and profits. When adjustments in estimated contract revenues or estimated costs at completion are required, any changes from prior estimates are recognized by recording adjustments in the current period for the inception-to-date effect of the changes on current and prior periods. The Company also receives progress billings on this program, which is a funding mechanism by the government to assist contractors on long-term contracts prior to delivery. (See Note 4 and Critical Accounting Policies - Revenue
Recognition)

Note 3            Accounts Receivable, net
------            ------------------------

Accounts receivable, net, consist of:
                                                      September 30, 2008      March 31, 2008
                                                      ------------------      --------------
                  Commercial                            $     479,153          $    647,063
                  Government                                1,927,105               607,896
                  Allowance for doubtful accounts             (31,206)              (31,206)
                                                        -------------          ------------
                  Total                                 $   2,375,052          $  1,223,753
                                                        =============          ============

Note 4            Unbilled Government Receivables
------            -------------------------------

Unbilled government receivables represent unbilled costs and accrued profits primarily related to revenues on long-term contracts that have been recognized on a percentage-of-completion basis for accounting purposes, but not yet billed to customers. As revenues are recognized, performance-based payments and progress payments are charged as an offset to the related receivables balance.

                        TEL-INSTRUMENT ELECTRONICS CORP.
                        --------------------------------
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
        ----------------------------------------------------------------


Note 5            Inventories, net
------            ----------------

Inventories, net, consist of:
                                                      September 30, 2008          March 31, 2008
                                                      ------------------          --------------

                  Purchased parts                         $ 1,296,697               $ 1,246,733
                  Work-in-process                           1,216,952                   881,472
                  Finished goods                               44,863                   224,284
                  Less:  Reserve for obsolescence            (326,399)                 (276,947)
                                                          -----------               -----------
                  Total                                   $ 2,232,113               $ 2,075,542
                                                          ===========               ===========

Note:  Inventories over one year immaterial.

Note 6            Earnings Per Share
------            ------------------

SFAS No. 128, "Earnings Per Share" requires presentation of basic earnings per share ("basic EPS") and diluted earnings per share ("diluted EPS").

The Company's basic income (loss) per common share is based on net income (loss) for the relevant period, divided by the weighted average number of common shares outstanding during the period. Diluted income (loss) per common share is based on net income (loss), divided by the weighted average number of common shares outstanding during the period, including common share equivalents, such as outstanding stock options. Diluted loss per share for the periods ended
September 30, 2007 do not include common stock equivalents, as these equivalents would be anti-dilutive.


                                                                                Three Months Ended   Three Months Ended
                                                                                ------------------   ------------------
                                                                                September 30, 2008   September 30, 2007
                                                                                ------------------   ------------------
Basic net income (loss) per share computation:
  Net income (loss) attributable to common stockholders                       $            390,651  $           (23,117)
  Weighted-average common shares outstanding                                             2,445,511            2,362,331
  Basic net income(loss) per share attributable to common stockholders        $               0.16  $             (0.01)
Diluted net income (loss) per share computation
  Net income(loss) attributable to common stockholders                        $            390,651  $          (23,117)
  Weighted-average common shares outstanding                                             2,445,511            2,362,331
  Incremental shares attributable to the assumed exercise of
       Outstanding stock options                                                            66,557                 --
  Total adjusted weighted-average shares                                                 2,512,068            2,362,331
  Diluted net income(loss) per share attributable to common stockholders      $               0.16  $             (0.01)


                                                                                  Six Months Ended      Six Months Ended
                                                                                  ----------------      ----------------
                                                                                September 30, 2008    September 30, 2007
                                                                                ------------------    ------------------
Basic net income (loss) per share computation:
  Net income (loss) attributable to common stockholders                       $            433,662   $         (106,491)
  Weighted-average common shares outstanding                                             2,439,547            2,353,545
  Basic net income(loss) per share attributable to common stockholders        $               0.18   $            (0.05)
Diluted net income (loss) per share computation
  Net income(loss) attributable to common stockholders                        $            433,662   $         (106,491)
  Weighted-average common shares outstanding                                             2,439,547            2,353,545
  Incremental shares attributable to the assumed exercise of
       outstanding stock options                                                            66,557                 --
  Total adjusted weighted-average shares                                                 2,506,104            2,353,545
  Diluted net income(loss) per share attributable to common stockholders      $               0.17   $            (0.05)

                        TEL-INSTRUMENT ELECTRONICS CORP.
                        --------------------------------
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
        ----------------------------------------------------------------


Note 7            Stock Options
------            -------------

Effective April 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R, "Share-Based Payment" ("SFAS 123R"), utilizing the modified prospective method. SFAS 123R requires the measurement of stock-based compensation based on the fair value of the award on the date of grant. Under the modified prospective method, the provisions of SFAS 123R apply to all awards granted after the date of adoption. The Company recognizes compensation cost on awards on a straight-line basis over the vesting period, typically four years. As a result of adopting SFAS 123(R), operations was charged $12,546 and $8,991 for three months ended September 30, 2008 and 2007, respectively, and $24,766 and $16,492 for the six months ended September 30, 2008 and 2007, respectively. The Company estimates the fair value of each option using the Black Scholes option-pricing model with the following weighted-average assumptions: expected dividend yield of 0.0%, risk-free interest rate of 2.26% to 3.16%, volatility at 37.96% to 39.14%, and an expected life of 5 years for the six months ended September 30, 2008; expected dividend yield of 0.0%, risk-free interest rate of 3.99% to 5%, volatility at 45.53% to 56.94%, and an expected life of 5 years for the six months ended September 30, 2007. The Company estimates forfeiture rate based on historical data. Based on an analysis of historical information, the Company has applied a forfeiture rate of 15% for both periods.

Note 8            Segment Information
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

Management evaluates the performance of its segments and allocates resources to them based on gross margin. The Company's general and administrative costs and sales and marketing expenses are not segment specific. As a result, all operating expenses are not managed on a segment basis. Net interest includes expenses on debt and income earned on cash balances. Segment assets include accounts receivable, unbilled government receivables and inventories. Asset information, other than accounts receivable, unbilled government receivables and inventories, is not reported, since the Company does not produce such information internally. All long-lived assets are located in the U.S.



                          TEL-INSTRUMENT ELECTRONICS CORP.
                          --------------------------------
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
        ----------------------------------------------------------------


Note 8            Segment Information (continued)
------            -------------------------------

The table below presents information about reportable segments within the avionics business for the periods ending September 30, 2008 and 2007:

  Three Months Ended                       Avionics       Avionics        Avionics       Corporate
  ------------------                       --------       --------        --------       ---------
  September 30, 2008                          Gov't        Comm'l.           Total           Items           Total
  ------------------                          -----        -------           -----           -----           -----
  Net sales                             $ 3,356,533    $   498,588     $ 3,855,121                     $ 3,855,121
  Cost of sales                           1,424,221        291,413       1,715,634                       1,715,634
                                        -----------    -----------     -----------                     -----------
  Gross margin                            1,932,312        207,175       2,139,487                       2,139,487
                                        -----------    -----------     -----------                     -----------
  Engineering, research, & dev.                                            713,853                         713,853
  Selling, general, and admin.                                             370,461     $   393,323         763,784
  Interest expense, net                                                     11,653            --            11,653
                                                                       -----------     -----------     -----------
  Total expenses                                                         1,095,967         393,323       1,489,290
                                                                       -----------     -----------     -----------
  Income  (loss) from  continuing
  operations before taxes                                              $ 1,043,520     $  (393,323)    $   650,197
                                                                       ===========     ===========     ===========

  Segment assets                       $ 5,185,267,    $   698,971     $ 5,884,238     $ 2,213,587     $ 8,097,825
                                       ===========     ===========     ===========     ===========     ===========

  Three Months Ended                       Avionics       Avionics        Avionics       Corporate
  ------------------                       --------       --------        --------       ---------
  September 30, 2007                          Gov't        Comm'l.           Total           Items           Total
  ------------------                          -----        -------           -----           -----           -----
  Net sales                             $ 1,984,511    $   860,161     $ 2,844,692                     $ 2,844,692
  Cost of sales                           1,110,871        500,612       1,611,483                       1,611,483
                                        -----------    -----------     -----------                     -----------
  Gross margin                              873,640        359,569       1,233,209                       1,233,209
                                        -----------    -----------     -----------                     -----------
  Engineering, research, & dev.                                            617,537                         617,537
  Selling, general, and admin.                                             327,715     $   285,773         613,488
  Interest expense, net                                                      4,274            --             4,274
                                                                       -----------     -----------     -----------
  Total expenses                                                           949,526         285,773       1,235,299
                                                                       -----------     -----------     -----------
  Income (loss) from continuing
  operations before taxes                                              $   283,683     $   (285,773)   $    (2,090)
                                                                       ===========     ============    ===========

  Six Months Ended                         Avionics       Avionics        Avionics       Corporate
  ----------------                         --------       --------        --------       ---------
  September 30, 2008                          Gov't        Comm'l.           Total           Items           Total
  ------------------                          -----        -------           -----           -----           -----
  Net sales                             $ 6,317,129    $ 1,089,967     $ 7,407,096                     $ 7,407,096
  Cost of sales                           3,165,417        613,262       3,778,680                       3,778,680
                                        -----------    -----------     -----------                     -----------
  Gross margin                            3,151,712        476,705       3,628,416                       3,628,416
                                        -----------    -----------     -----------                     -----------
  Engineering, research, & dev.                                          1,449,004                       1,449,004
  Selling, general, and admin.                                             756,025     $   716,117       1,472,142
  Interest expense, net                                                     22,782            --            22,782
                                                                       -----------     -----------     -----------
  Total expenses                                                         2,227,811         716,117       2,943,928
                                                                       -----------     -----------     -----------
  Income (loss) from continuing
  operations before taxes                                              $ 1,400,605     $  (716,117)    $   684,488
                                                                       ===========     ===========     ===========

  Six Months Ended                         Avionics       Avionics        Avionics      Corporate
  ----------------                         --------       --------        --------      ---------
  September 30, 2007                          Gov't        Comm'l.           Total          Items            Total
  ------------------                          -----        -------           -----          -----            -----
  Net sales                             $ 4,044,818     $1,755,613     $ 5,800,431                     $ 5,800,431
  Cost of sales                           2,366,194        987,726       3,353,920                       3,353,920
                                        -----------    -----------     -----------                     -----------
  Gross margin                            1,678,624        767,887       2,446,511                       2,446,511
                                        -----------    -----------     -----------                     -----------
  Engineering, research, & dev.                                          1,390,284                       1,390,284
  Selling, general, and admin.                                             624,710      $ 544,765        1,169,475
  Interest income, net                                                      10,059           --             10,059
                                                                       -----------    -----------      -----------
  Total expenses                                                         2,025,053        544,765        2,569,818
                                                                       -----------    -----------      -----------
  Income  (loss)  from   continuing
  operations before taxes                                              $   421,458    $  (544,765)     $  (123,307)
                                                                       ===========    ===========      ===========

                                                        - 7 -

                        TEL-INSTRUMENT ELECTRONICS CORP.
                        --------------------------------
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
        ----------------------------------------------------------------


Note 9            Income Taxes
------            ------------

The Company adopted the provisions of Financial Accounting Standards Board ("FASB") Interpretation No. 48 ("FIN 48"), Accounting for Uncertainty in Income Taxes- an Interpretation of FASB Statement No. 109, on April 1, 2007. The
Company has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The Company did not have any unrecognized tax benefits and there was no effect on its financial condition or results of operations as a result of implementing FIN 48.

The tax effect of temporary differences, primarily net operating loss carryforwards, asset reserves and accrued liabilities, gave rise to the Company's deferred tax asset in the accompanying September 30, 2008 and March 31, 2008 consolidated balance sheets. Deferred income taxes are recognized for the tax consequence of such temporary differences at the enacted tax rate expected to be in effect when the differences reverse.

Note 10           Stock Options
-------           -------------

During the quarter ended September 30, 2008 stock options for 9,000 shares were exercised for total proceeds of $20,450. For the six months ended September 30, 2008 stock options for 20,000 shares were exercised for total proceeds of $45,780.


Note 11           Fair Value Measurements
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

At September 30, 2008, the Company had no financial assets or liabilities reported at fair value.

                        TEL-INSTRUMENT ELECTRONICS CORP.
                        --------------------------------
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
        ----------------------------------------------------------------
                                   (Unaudited)
                                   -----------

Note 12           New Accounting Pronouncements
-------           -----------------------------

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Liabilities, including an amendment of FASB Statement No. 115" ("SFAS No. 159"). SFAS No. 159 permits entities to choose, at specified election dates, to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses shall be reported on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157. The adoption of SFAS No. 159 had no impact on the Company's financial position or results of operations.

In December 2007, the FASB issued SFAC No 141(R), "Business Combinations." This statement provides new accounting guidance and disclosure requirements for business combinations. SFAS No 141(R) is effective for business combinations which occur in the first fiscal year beginning on or after December 15, 2008. The adoption of SFAS No 141 (R) will not have a material impact on the Company's financial statements..

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements ("SFAS 160"). SFAS 160 requires all entities to report noncontrolling interests as equity in the consolidated financial statements. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company does not expect the adoption of this statement will have a significant impact on its financial position or results of operations.

In December 2007, the FASB finalized the provisions of the Emerging Issues Task Force (EITF) Issue No. 07-1, "Accounting for Collaborative Arrangements." This EITF Issue provides guidance and requires financial statement disclosures for collaborative arrangements. EITF Issue No. 07-1 is in effect for financial statements issued for fiscal years beginning after December15, 2008. The adoption of EITF Issue No. 07-1 will not have a material impact on the Company's financial statements..

In March 2008, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 161, "Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133" ("SFAS 161"), which modifies and expands the disclosure requirements for derivative instruments and hedging activities. SFAS 161 requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation and requires quantitative disclosures about fair value amounts and gains and losses on derivative instruments. It also requires disclosures about credit-related contingent features in derivative agreements. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. SFAS 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The adoption of SFAS 161 is not expected to have a material impact on the Company's financial statements.



                        TEL-INSTRUMENT ELECTRONICS CORP.
                        --------------------------------
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
        ----------------------------------------------------------------
                                   (Unaudited)
                                   -----------


Note 12           New Accounting Pronouncements (continued)
-------           -----------------------------------------

In April 2008, the FASB issued FASB Staff Position ("FSP") Financial  Accounting
Standard 142-3,  Determination of the Useful Life of Intangible Assets ("FSP FAS
142-3").  FSP FAS  142-3  amends  the  factors  that  should  be  considered  in developing renewal or extension assumptions used to determine the useful life of a  recognized  intangible  asset under SFAS No. 142. In  developing  assumptions about renewal or extension, FSP FAS 142-3 requires an entity to consider its own historical  experience (or, if no experience,  market  participant  assumptions)
adjusted for relevant  entity-specific  factors in paragraph 11 of SFAS No. 142.
FSP FAS  142-3  expands  the  disclosure  requirements  of SFAS  No.  142 and is effective for the Company  beginning April 1, 2009. The guidance for determining the useful life of a recognized  intangible asset shall be applied prospectively
to  intangible   assets  acquired  after  the  effective  date.  The  disclosure requirements shall be applied  prospectively to all intangible assets recognized as of, and  subsequent  to, the effective  date. The Company does not expect the adoption  of FSP FAS  142-3 on April 1,  2009 to have a  material  impact on its consolidated financial position or results of operations.

Note 13           Discontinued Operations
-------           -----------------------

As of March 2008, the Board of Directors approved categorizing the Company's marine systems division as a discontinued operation. The Company's decision to discontinue its marine operations was based primarily on the historical losses sustained and management's intent to focus on its avionics business

The Company wrote-off fixed assets of approximately $77,000 and inventories of approximately $151,000 in 2008. The Company continues to sell and service these products while sales options for the division are explored. As a result, all results for this operation are recorded separately as results from discontinued operations.

The following tables reflect sales, costs and expenses, and income (loss) from discontinued operations, net of taxes for the three and six months ended
September 30, 2008 and 2007, respectively.

     ----------------------------------------------------------- ---------------------- ----------------------
                                                                          Three Months           Three Months
                                                                          ------------           ------------
                                                                                Ended                  Ended
                                                                                -----                  -----
                                                                    September 30, 2008     September 30, 2007
                                                                    ------------------     ------------------
     ----------------------------------------------------------- ---------------------- ----------------------
     Discontinued Operations:
     ----------------------------------------------------------- ---------------------- ----------------------
     Sales                                                                    $105,095              $ 123,555
     ----------------------------------------------------------- ---------------------- ----------------------
     Costs and expenses                                                         30,459                159,956
     ----------------------------------------------------------- ---------------------- ----------------------
     Income (loss) from operations of discontinued operations                   74,636                (36,401)
     ----------------------------------------------------------- ---------------------- ----------------------
     Income tax provision (benefit)                                             29,817                (14,539)
     ----------------------------------------------------------- ---------------------- ----------------------
     Net income (loss)  from discontinued operations                          $ 44,819              $ (21,862)
     ----------------------------------------------------------- ---------------------- ----------------------

                                                    - 10 -




                                       TEL-INSTRUMENT ELECTRONICS CORP.
                                       --------------------------------
                       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                       ----------------------------------------------------------------
                                                  (Unaudited)
                                                  -----------


Note 13           Discontinued Operations (continued)
-------           -----------------------------------

     ----------------------------------------------------------- ---------------------- ----------------------
                                                                            Six Months             Six Months
                                                                                Ended                  Ended
                                                                    September 30, 2008     September 30, 2007
     ----------------------------------------------------------- ---------------------- ----------------------
     ----------------------------------------------------------- ---------------------- ----------------------
     Discontinued Operations:
     ----------------------------------------------------------- ---------------------- ----------------------
     Sales                                                                   $ 186,601              $ 248,868
     ----------------------------------------------------------- ---------------------- ----------------------
     Costs and expenses                                                         74,629                302,892
     ----------------------------------------------------------- ---------------------- ----------------------
     Income (loss) from operations of discontinued operations                  111,972                (54,024)
     ----------------------------------------------------------- ---------------------- ----------------------
     Income tax provision (benefit)                                             44,733                (20,530)
     ----------------------------------------------------------- ---------------------- ----------------------
     Net income (loss)  from discontinued operations                          $ 67,239              $ (33,494)
     ----------------------------------------------------------- ---------------------- ----------------------


Note 14           Reclassifications
-------           -----------------

Certain prior year amounts have been reclassified to conform to the current year presentation, relating primarily to discontinued operations.

                                     - 11 -

Item 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
-------           -------------------------------------------
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

Critical Accounting Policies
----------------------------

In preparing our financial statements and accounting for the underlying transactions and balances, we apply our accounting policies as disclosed in Note 2 of our Notes to Financial Statements included in our Form 10-K for the fiscal year ended March 31, 2008. The Company's accounting policies that require a higher degree of judgment and complexity used in the preparation of financial statements include:

Revenue recognition - revenues are recognized at the time of shipment to, or acceptance by customer, provided title and risk of loss are transferred to the customer. Provisions, when appropriate, are made where the right to return exists.

Revenues on repairs and calibrations are recognized at the time the repaired or calibrated unit is shipped, as it is at this time that the work is completed.

Due to the unique nature of the ITATS program wherein a significant portion of this contract will not be delivered for over a year, revenues under this contract are recognized on a percentage-of-completion basis, which recognizes sales and profit as they are earned, rather than at the time of shipment. Revenues and profits are estimated using the cost-to-cost method of accounting where revenues are recognized and profits recorded based upon the ratio of costs incurred to date to our estimate of total costs at completion. The ratio of costs incurred to our estimate of total costs at completion is applied to the contract value to determine the revenues and profits. When adjustments in estimated contract revenues or estimated costs at completion are required, any changes from prior estimates are recognized by recording adjustments in the current period for the inception-to-date effect of the changes on current and prior periods. The Company also receives progress billings on this program, which is a funding mechanism by the government to assist contractors on long-term contracts prior to delivery.

Shipping and handling costs charged to customers are classified as revenue, and the shipping and handling costs incurred are included in cost of goods sold.

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

Accounts receivable - the Company performs ongoing credit evaluations of its customers and adjusts credit limits based on customer payment and current credit worthiness, as determined by review of their current credit information. The Company continuously monitors credit of and payments from its customers and maintains a provision for estimated credit losses based on its historical experience and any specific customer issues that have been identified. While such credit losses have historically been within expectation and the provision established, the Company cannot guarantee that this will continue.

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

Income taxes - deferred tax assets arise from a variety of sources, the most significant being: a) tax losses that can be carried forward to be utilized against profits in future years; b) expenses recognized in the books but disallowed in the tax return until the associated cash flow occurs; and c) valuation changes of assets which need to be tax effected for book purposes but are taxable only when the valuation change is realized. Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using enacted tax rates and laws that will be in effect when such differences are expected to reverse. The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance for any tax benefit which is not more likely than not to be realized. In assessing the need for a valuation allowance, future taxable income is estimated, considering the realization of tax loss carryforwards. Valuation allowances related to deferred tax assets can also be affected by changes to tax laws, changes to statutory tax rates and future taxable income levels. In the event it was determined that the Company would not be able to realize all or a portion of our deferred tax assets in the future, we would reduce such amounts through a charge to income in the period in which that determination is made. Conversely, if we were to determine that we would be able to realize our deferred tax assets in the future in excess of the net carrying amounts, we would decrease the recorded valuation allowance through an increase to income in the period in which that determination is made. In its evaluation of a valuation allowance the Company takes into account existing contracts and backlog, and the probability that options under these contract awards will be exercised as well as sales of existing products. The Company prepares profit projections based on the revenue and expenses forecast to determine that such revenues will produce sufficient taxable income to realize the deferred tax assets.

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

The Company's avionics business is conducted in the Government, Commercial and General aviation markets (see Note 8 of Notes to Financial Statements for segment financial information). In January 2004, the Company completed its acquisition of ITI, a company selling products to the marine industry, and ITI's financial statements were consolidated with the Company's financial statements until the Company considered it a discontinued operation as of March 31, 2008 (see Note 13 to Financial Statements).

Results of Operations
---------------------

Overview
--------

Tel's improving financial results and condition accelerated in the September 30, 2008 quarter, with quarterly revenues, profits and working capital improving over last year's comparable quarter as well as improving over the first quarter of the current fiscal year.

Revenues from continuing operations increased 36% to $3.9 million in the current fiscal quarter ended September 30, 2008 and pretax profits also increased $650,000 as compared to a small loss for the same period in the prior fiscal year. Revenues and pretax profits for the current quarter also increased significantly over the first quarter of the current fiscal year.

Net income for the period increased as a result of: (1) an increase in product shipments; (2) a negotiated billing to the government in the amount of $406,000 for additional work previously performed and expensed on the Craft program; (3) increased billings for revenues associated with the test and documentation phase of the Craft program; and (4) higher net income from its marine systems division whose operations, including costs for marketing and engineering, were discontinued as of March 31, 2008. For the six months ended September 30, 2008, net sales from continuing operations increased approximately 28% to $7.4 million, and the Company reported a net income of $433,662, as compared to a net loss of $106,491 for the six months ended September 30, 2007.

Working capital, cash and shareholder equity have also improved in the current fiscal quarter ended September 30, 2008, over the comparable quarter last year.

Despite an uncertain economic situation, which is adversely affecting the Company's commercial sales, the Company anticipates a profitable result for fiscal year 2009 primarily due to a strong increase and projected increases in military sales of its legacy products, and the recent commencement of deliveries of the AN/USM-719 test set.

Item 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
-------           -------------------------------------------
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)
                  ---------------------------------------------------------


Results of Operations (continued)
---------------------------------

Overview (continued)
--------------------

TIC was previously awarded the US Navy AN/USM-708 (CRAFT) contract for a multi-functional flight-line test set. This unit combines the function of five different test sets into one and is the only Mode 5 IFF ("Identification, Friend, or Foe") flight-line test unit now under government contract. The Navy subsequently amended the contract to provide for an IFF only variant called the AN/USM-719 and increased the total IDIQ (Indefinite Quantity - Indefinite Delivery) order quantity from 750 to 1,200 units. These IDIQ options for the AN/USM-708 and 719 units, if exercised, would add about $23 million to the Company's backlog and projected revenues. To date, the Company has received a delivery order for 83 AN/USM-719 units and has shipped 23 units. The AN/USM-708 engineering hardware design has been largely completed and the fabrication of 15 pilot production units is expected to take place in early calendar year 2009. These units are currently scheduled to undergo design validation testing and Navy TECHEVAL next summer with production currently scheduled to begin late in the 2009 calendar year. Given the unique nature of the design, this unit could also generate significant sales to other military customers, both domestically and overseas.

In July 2006 the Company was awarded a second major U.S. Navy contract for an Intermediate Level TACAN Test Set AN/APM-206 (ITATS). This contract has options for up to 180 units with a total value of over $12 million; the initial work authorization was $4.4 million. The Company has been working with an engineering sub-contractor on this project and this program will entail substantially less of the Company's engineering effort than the AN/USM-708. These units are now beginning environmental testing with Navy TECHEVAL expected to begin later this fiscal year. Given the unique nature of the design, this unit could also generate significant sales to other military customers, both domestically and overseas.

As revenues have increased this year, cash and working capital have improved from March 31, 2008. The Company's bank loan has been extended until September 2009, and the Company believes that it has adequate liquidity, borrowing resources and backlog to fund operating plans for the next 12 months, and until substantial deliveries of its new units commence.

Net Sales
---------

Total net sales  increased  $1,010,429  (35.5%)  to  $3,855,121  and  $1,606,665
(27.7%) to $7,407,096, respectively, for the three and six months ended September 30, 2008 as compared to the same periods in the prior fiscal year.

Avionics government sales increased $1,372,022 (69.1%) to $3,356,533 and $2,272,311 (56.2%) to $6,317,129, respectively, for the three and six months ended September 30, 2008 as compared to the same periods in the prior fiscal year. The increase in avionics government sales for the quarter ended September 30, 2008 is primarily attributed to: increased shipments of the T-47N and T-30D as a result of two large contracts from the U.S. Army, a negotiated billing to the government in the amount of $406,000 for additional work previously performed and expensed on the CRAFT program:, increased billings for revenues associated with the test and documentation phase of the CRAFT program, and shipments of the AN/APM-719 (Craft variant) as well as increases in other legacy products. These increases were partially offset by lower shipments of the T-30CM andAN/APM-480 and lower revenues associated with the ITATS program. For the six months ended September 30, 2008 Avionics government sales increased primarily to: increased shipments of the T-30D as a result of a large contract from the U.S. Army, a negotiated billing to the government in the amount of $406,000 for additional work previously performed and expensed on the CRAFT program:, increased billings for revenues associated with the test and

Item 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
-------           -------------------------------------------
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)
                  ---------------------------------------------------------


Results of Operations (continued)
---------------------------------

Net Sales (continued)
---------------------

documentation phase of the CRAFT program, the shipment of T-47G test sets to the Canadian Air Force (through our distributor in Canada) and shipments of the AN/APM-719 (Craft variant) and the Company's new TR-420 as well as increases in other legacy products. These increases were partially offset by lower shipments of the T-30CM andAN/APM-480 and lower revenues associated with the ITATS program.

Avionics commercial sales decreased $361,573 (42%) to $498,588 and $665,646 (37.9%) to $1,089,967, respectively, for the same periods. This decrease is mostly attributed to decreases in sales of the TR-220 Multi-Function Test set and the T-36C, as a result of the continued weak financial condition of the commercial airline industry.

Gross Margin
------------

Gross margin  dollars  increased  $906,277  (73.4%) to $2,139,487 and $1,181,905
(48.3%) to $3,628,416 for the three and six months ended September 30, 2008, respectively, as compared to the same period in the prior fiscal year. The increase in gross margin is attributed to the increase in volume and higher gross profit percentage. The increase in gross profit dollars and percentage is also attributed to a negotiated billing to the government in the amount of $406,000 for additional work previously performed and expensed on the CRAFT program and higher profitability on the revenues associated with the test and documentation phase of the CRAFT program. The gross margin percentage for the three months ended September 30, 2008 was 55.5% as compared to 43.4% for the three months ended September 30, 2007. The gross margin percentage for the six months ended September 30, 2008 was 49.0% as compared to 42.2% for the six months ended September 30, 2007.

Operating Expenses
------------------

Selling, general and administrative expenses increased $150,296 (24.5%) to $763,784 and $302,667 (25.9%) to $1,472,142 for the three months and six months ended September 30, 2008, respectively, as compared to the three and six months ended September 30, 2007. This increase is attributed mainly to an increase in outside commissions, higher compensation and bonus accrual expense, and higher marketing and sales expenses associated with an increase in customer support services

Engineering, research and development expenses increased $96,316 (15.6%) to $713,853 and $58,270 (4.2%) to $1,449,004 for the three and six months ended September 30, 2008, respectively, as compared to the same periods in the prior fiscal year. Engineering, research and development expenses are mostly attributed to efforts related to the CRAFT program.

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

Item 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
-------           -------------------------------------------
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)
                  ---------------------------------------------------------


Results of Operations (continued)
---------------------------------

Income (Loss) from Continuing Operations before Income Taxes
------------------------------------------------------------

As a result of the above, the Company recorded income from continuing operations before income taxes of $650,197 and $684,488 for the three and six months ended September 30, 2008, respectively, as compared to losses from continuing operations before income taxes of $2,090 and $123,307 for the three and six months ended September 30, 2007, respectively.

Income Taxes
------------

An income tax provision in the amount of $304,365 was recorded for the three months ended September 30, 2008 as compared to an income tax benefit of $835 for the three months ended September 30, 2007. An income tax provision in the amount of $318,065 was recorded for the six months ended September 30, 2008 as compared to an income tax benefit of $50,310 for the six months ended September 30, 2007. The change is due to the income before taxes for the three and six months ended September 30, 2008 as compared to a loss before taxes for the three and six months ended September 30, 2007. These amounts represent the effective federal and state tax rate of approximately 40% on the Company's net loss before taxes.

Net Income (Loss) from Continuing Operations, Net of Taxes
----------------------------------------------------------

As a result of the above, the Company recorded net income from continuing operations, net of taxes of $345,832 and $366,423 for the three and six months ended September 30, 2008, respectively, as compared to net losses from continuing operations, net of taxes of $1,255 and $72,997 for the three and six months ended September 30, 2007, respectively.

Income (Loss) from  Discontinued Operations, Net of taxes
------------------  -------------------------------------

For the three and six months ended September 30, 2008, the Company recorded income from discontinued operations, net of taxes, of $44,819 and $67,239, respectively, as compared to losses from discontinued operations, net of taxes, of $21,862 and $33,494 for the three and six months ended September 30, 2007, primarily as a result of the reclassification of certain allocated fixed costs to continuing operations and sales of products that were written-off in 2008, and the termination of marketing and engineering expenses

Net Income (Loss)
-----------------

As a result of the above, the Company recorded net income of $390,651 and $433,662 for the three and six months ended September 30, 2008, respectively, as compared to net losses of $23,117 and $106,491 for the three and six months ended September 30, 2007.

Item 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
-------           -------------------------------------------
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)
                  ---------------------------------------------------------


Liquidity and Capital Resources
-------------------------------

At September 30, 2008, the Company had working capital of $3,316,829 as compared to $2,681,511 at March 31, 2008. For the six months ended September 30, 2008, the Company used $146,861 in cash from operations as compared to using $810,115 of cash in operations the six months ended September 30, 2007. This improvement in cash from operations is primarily attributed to the increase in income for the period as well as the change in unbilled government receivables.

Net cash used in investing activities increased to $57,730 for the six months ended September 30, 2008 from $39,586 for the six months ended September 30, 2007 due to the increase in purchases of equipment.

Net cash provided by financing activities decreased to $213,358 for the six months ended September 30, 2008 from $437,600 for the six months ended September 30, 2007 due to the lower borrowings from the line of credit offset partially by an decrease in proceeds from the exercise of stock options and a loan against the cash value of a life insurance policy

At September 30, 2008 the Company had an outstanding loan balance of $450,000 on which it currently pays 5.5% interest. The line of credit is collateralized by substantially all of the assets of the Company. The credit agreement expired September 30, 2008, and the agreement includes a borrowing base calculation tied to working capital. The Company has received an extension to September 30, 2009. As of September 30, 2008, remaining availability under this modified line was approximately $229,000 based upon defined eligible receivables and inventories at September 30, 2008. The Company's cash balance was $478,673 at September 30, 2008 as compared to $469,906 at March 31, 2008.

As a consequence of the increase in sales and profitability, the Company has improved its financial position. The Company believes that it has adequate liquidity, borrowing resources and backlog to fund operating plans for the next 12 months, and until deliveries of its new units commence.

There was no significant impact on the Company's operations as a result of inflation for the six months ended September 30, 2008. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended March 31, 2008.

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

Part II.         Other Information
--------         -----------------


Item 1.         Legal Proceedings
-------         -----------------

                None.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds
-------         -----------------------------------------------------------

There were no unregistered sales of equity securities and there were no repurchases of equity securities during the Company's for six months ended September 30, 2008.

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

                                         TEL-INSTRUMENT ELECTRONICS CORP.

Date:    November 13, 2008               By:  /s/  Harold K. Fletcher
                                            --------------------------------
                                                   Harold K. Fletcher
                                                   CEO

Date:   November 13, 2008                By:  /s/  Joseph P. Macaluso
                                                   Joseph P. Macaluso
                                                   Principal Accounting Officer