Form 10-Q
period 2008-12-31
TEL INSTRUMENT ELECTRONICS CORP
filed 2009-02-17
CIK 96885

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                    ________________________________________

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2008

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer, or a smaller reporting company. See definitions of "Large Accelerated Filer", "Accelerated Filer" and "Smaller Reporting Company" in Rule 12b-2 of the Exchange Act.


Large accelerated filer [ ]        Accelerated filer         [ ]

Non-accelerated filer   [ ]        Smaller reporting company [X]
(Do not check if a smaller reporting company)


Indicate by checkmark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act). Yes      No  X
                                    -----   -----

Indicate the number of shares outstanding of the issuer's common stock, as of the latest practical date:

2,456,261 shares of Common stock, $.10 par value as of February 9, 2009.

                     TEL-INSTRUMENT ELECTRONICS CORPORATION
                     --------------------------------------

                                TABLE OF CONTENTS
                                -----------------


                                                                           PAGE
                                                                           ----

              Part I - Financial Information

Item 1.       Condensed Consolidated Financial Statements (Unaudited):

              Condensed Consolidated Balance Sheets
              December 31, 2008 and March 31, 2008 (Audited)                 1

              Condensed Consolidated Statements of Operations -
              Three and Nine Months Ended December 31, 2008 and 2007         2

              Condensed Consolidated Statements of Cash Flows -
              Nine Months Ended December 31, 2008 and 2007                   3

              Notes to Condensed Consolidated Financial Statements         4-11

Item 2.       Management's Discussion and Analysis of the Results of
                   Operations and Financial Condition                      12-18

Item 4 (T).   Controls and Procedures                                        19

              Part II - Other Information

Item 1.       Legal Proceedings                                              19

Item 2.       Unregistered sales of Equity Securities and Use of Proceeds    19

Item 4.       Submission of Matters to a Vote of Security Holders            19

Item 6.       Exhibits                                                       20



              Signatures                                                     20

              Certifications



Item 1 - Financial Statements


                                TEL-INSTRUMENT ELECTRONICS CORPORATION
                                --------------------------------------
                                 CONDENSED CONSOLIDATED BALANCE SHEETS
                                 -------------------------------------



ASSETS                                                          December 31, 2008     March 31, 2008
------                                                          -----------------     --------------
                                                                   (Unaudited)
Current assets:
   Cash and cash equivalents                                          $   220,037        $   469,906
  Accounts receivable, net                                              2,304,733          1,223,753
  Unbilled government receivables                                       1,311,239          1,100,323
  Inventories, net                                                      2,533,327          2,075,542
  Prepaid expenses and other current assets                                58,588            141,446
  Deferred income taxes                                                   223,512            531,975
                                                                      -----------        -----------
Total current assets                                                    6,651,436          5,542,945

Property, plant and equipment, net                                        450,295            532,240
Deferred income taxes - non-current                                       900,221            900,221
Other assets                                                               73,411            142,069
                                                                      -----------        -----------

Total assets                                                          $ 8,075,363        $ 7,117,475
                                                                      ===========        ===========
LIABILITIES & STOCKHOLDERS EQUITY

Current liabilities:
  Convertible note payable - related party                            $    50,000        $    50,000
  Line of credit                                                          450,000            350,000
  Accounts payable                                                        919,885            928,367
  Deferred revenues                                                        46,204             55,014
   Accrued payroll, vacation pay, and payroll taxes                       309,195            348,683
  Accrued expenses                                                      1,486,886          1,129,370
                                                                      -----------        -----------
Total current liabilities                                               3,262,170          2,861,434

Deferred revenues                                                          46,973             43,818
                                                                      -----------        -----------

Total liabilities                                                       3,309,143          2,905,252
                                                                      -----------        -----------
Commitments

Stockholders' equity:
   Common stock, par value $.10 per share, 2,456,261 and
       2,428,261 issued and outstanding as of December 30,
       2008, and March 31, 2008, respectively                             245,626            242,826
   Additional paid-in capital                                           4,712,163          4,611,262
   Accumulated deficit                                                   (191,569)          (641,865)
                                                                      -----------        -----------

Total stockholders' equity                                              4,766,220          4,212,223
                                                                      -----------        -----------

                         Total liabilities and stockholders' equity   $ 8,075,363        $ 7,117,475
                                                                      ===========        ===========


See accompany notes to condensed consolidated financial statements





                                   TEL-INSTRUMENT ELECTRONICS CORPORATION
                                   --------------------------------------
                               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                               -----------------------------------------------
                                                 (Unaudited)



                                                   Three Months Ended             Nine Months Ended
                                                   ------------------             -----------------
                                              December 31,    December 31,    December 31,    December 31,
                                              ------------    ------------    ------------    ------------
                                                      2008            2007            2008            2007
                                                      ----            ----            ----            ----
Net sales                                     $  2,915,428    $  3,088,334    $ 10,322,524    $  8,888,765
Cost of sales                                    1,490,161       1,763,605       5,268,841       5,117,525
                                              ------------    ------------    ------------    ------------

Gross margin                                     1,425,267       1,324,729       5,053,683       3,771,240

Operating expenses:
  Selling, general and administrative              709,534         682,045       2,181,676       1,851,520
  Engineering, research and development            684,017         654,526       2,133,021       2,044,810
                                              ------------    ------------    ------------    ------------
Total operating expenses                         1,393,551       1,336,571       4,314,697       3,896,330
                                              ------------    ------------    ------------    ------------

Income (loss) from continuing operations            31,716         (11,842)        738,986        (125,090)

Interest income (expense):
  Interest income                                    1,710           4,694           3,783          14,380
  Interest expense                                 (11,248)        (11,711)        (36,103)        (31,456)
                                              ------------    ------------    ------------    ------------

Income (loss) from continuing operations
       before income taxes                          22,178         (18,859)        706,666        (142,166)

Income tax provision (benefit)                       8,861         (12,142)        326,926         (62,452)
                                              ------------    ------------    ------------    ------------

Net income (loss) from continuing
       operations, net of income taxes              13,317          (6,717)        379,740         (79,714)

Income (loss) from discontinued operations,
        net of income taxes                          3,317         (29,242)         70,556         (62,736)
                                              ------------    ------------    ------------    ------------

Net income (loss)                             $     16,634    $    (35,959)   $    450,296    $   (142,450)
                                              ============    ============    ============    ============

Income (loss) from continuing operations,
        net of income taxes:
   Basic income (loss) per common share       $       0.01    $       0.00    $       0.16    $      (0.03)
                                              ============    ============    ============    ============
   Diluted income (loss) per common share     $       0.01    $       0.00    $       0.15    $      (0.03)
                                              ============    ============    ============    ============

Income (loss) from discontinued operations,
       net of income taxes:
   Basic income (loss) per common share       $       0.00    $      (0.01)   $       0.03    $      (0.03)
                                              ============    ============    ============    ============
   Diluted income (loss) per common share     $       0.00    $      (0.01)   $       0.03    $      (0.03)
                                              ============    ============    ============    ============

Net Income (loss):
   Basic income (loss) per common share       $       0.01    $      (0.02)   $       0.18    $      (0.06)
                                              ============    ============    ============    ============
   Diluted income (loss) per common share     $       0.01    $      (0.02)   $       0.18    $      (0.06)
                                              ============    ============    ============    ============

Weighted average shares outstanding:
   Basic                                         2,452,511       2,387,681       2,443,861       2,364,561
   Diluted                                       2,481,011       2,387,681       2,472,361       2,364,561


See accompanying notes to condensed consolidated financial statements

                                                    - 2 -




                                  TEL-INSTTRUMENT ELECTRONICS CORP
                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (Unaudited)



                                                                      Nine Months Ended
                                                           December 31, 2008     December 31, 2007
                                                           -----------------     -----------------
Cash flows from operating activities:
Net income (loss)                                                $   450,296           $  (142,450)
Adjustments to reconcile net income (loss) to net cash
     used in operating activities:

    Deferred income taxes                                            308,463               (98,619)
    Non-cash stock-based compensation                                 38,971                27,654
    Depreciation                                                     140,474               179,731
Changes in operating assets or liabilities:
     Increase in accounts receivable                              (1,080,980)             (288,866)
     Increase in unbilled government receivables                    (210,916)           (1,133,980)
    (Increase) decrease in inventories, net                         (435,013)              379,035
     Decrease in prepaid expenses and
       other current assets                                           82,858                20,723
    Decrease (increase) in other assets                                1,080                (2,430)
   (Decrease) increase in accounts payable                            (8,482)              445,553
    Decrease in deferred revenues                                     (5,655)               (5,174)
    Decrease in accrued payroll, vacation pay,
     and payroll taxes                                               (39,488)             (107,295)
    Increase in accrued expenses                                     357,516               354,528
                                                                 -----------           -----------
Net cash used in operating activities                               (400,876)             (371,590)
                                                                 -----------           -----------
Cash flows from investing activities:
  Purchases of property, plant and equipment                         (81,301)              (65,949)
                                                                 -----------           -----------
Net cash used in investing activities                                (81,301)              (65,949)
                                                                 -----------           -----------

Cash flows from financing activities:
  Proceeds from exercise of stock options                             64,730               130,800
  Proceeds from loan on life insurance policy                         67,578                  --
  Proceeds from borrowings from line of credit, net                  100,000               350,000
                                                                 -----------           -----------
  Net cash provided by financing activities                          232,308               480,800
                                                                 -----------           -----------

Net increase (decrease) in cash and cash equivalents                (249,869)               43,261
Cash and cash equivalents at beginning of period                     469,906               655,836
                                                                 -----------           -----------
Cash and cash equivalents at end of period                       $   220,037           $   699,097
                                                                 ===========           ===========

Supplemental information
     Interest paid                                               $    23,178           $    24,809
                                                                 ===========           ===========
     Taxes paid                                                  $    20,790           $     3,849
                                                                 ===========           ===========


See accompanying notes to condensed consolidated financial statements

                                                - 3 -

                        TEL-INSTRUMENT ELECTRONICS CORP.
                        --------------------------------
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------


Note 1        Basis of Presentation
------        ---------------------

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position of Tel-Instrument Electronics Corp, and its marine systems subsidiary whose operations are being accounted for as a discontinued operation, as of December 31, 2008, the results of operations for the three and nine months ended December 31, 2008 and December 31, 2007, and statements of cash flows for the nine months ended December 31, 2008 and December 31, 2007. These results are not necessarily indicative of the results to be expected for the full year.

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

Note 2        Revenue Recognition - Percentage-of-Completion - ITATS
------        ------------------------------------------------------

Due to the unique nature of the ITATS program, wherein a significant portion of this contract will not be delivered for over a year, revenues under this contract are recognized on a percentage-of-completion basis, which recognizes sales and profit as they are earned, rather than at the time of shipment. Revenues and profits are estimated using the cost-to-cost method of accounting where revenues are recognized and profits recorded based upon the ratio of costs incurred to estimate of total costs at completion. The ratio of costs incurred to date to the estimate of total costs at completion is applied to the contract value to determine the revenues and profits. When adjustments in estimated contract revenues or estimated costs at completion are required, any changes from prior estimates are recognized by recording adjustments in the current period for the inception-to-date effect of the changes on current and prior periods. The Company also receives progress billings on this program, which is a funding mechanism by the government to assist contractors on long-term contracts prior to delivery. (See Note 4 and Critical Accounting Policies - Revenue Recognition)

Note 3        Accounts Receivable, net
------        ------------------------

Accounts receivable, net, consist of:
                                               December 31, 2008  March 31, 2008
                                               -----------------  --------------
              Commercial                          $   265,100      $   647,063
              Government                            2,070,839          607,896
              Allowance for doubtful accounts         (31,206)         (31,206)
                                                  -----------      -----------
              Total                               $ 2,304,733      $ 1,223,753
                                                  ===========      ===========

Note 4        Unbilled Government Receivables
------        -------------------------------

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



                        TEL-INSTRUMENT ELECTRONICS CORP.
                        --------------------------------
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
        ----------------------------------------------------------------


Note 5        Inventories, net
------        ----------------

Inventories, net, consist of:                  December 31, 2008  March 31, 2008
                                               -----------------  --------------

              Purchased parts                     $ 1,659,749      $ 1,246,733
              Work-in-process                       1,183,556          881,472
              Finished goods                           29,941          224,284
              Less:  Reserve for obsolescence        (339,919)        (276,947)
                                                  -----------      -----------
              Total                               $ 2,533,327      $ 2,075,542
                                                  ===========      ===========

Note: Inventories over one year are immaterial.

Note 6        Earnings Per Share
------        ------------------

SFAS No. 128, "Earnings Per Share" requires presentation of basic earnings per share ("basic EPS") and diluted earnings per share ("diluted EPS").

The Company's basic income (loss) per common share is based on net income (loss) for the relevant period, divided by the weighted average number of common shares outstanding during the period. Diluted income (loss) per common share is based on net income (loss), divided by the weighted average number of common shares outstanding during the period, including common share equivalents, such as outstanding stock options. Diluted loss per share for the periods ended December
31, 2007 do not include common stock equivalents, as these equivalents would be anti-dilutive.

                                                                               Three Months Ended       Three Months Ended
                                                                               ------------------       ------------------
                                                                                December 31, 2008        December 31, 2007
                                                                                -----------------        -----------------
Basic net income (loss) per share computation:
  Net income (loss) attributable to common stockholders                       $            16,634      $           (35,959)
  Weighted-average common shares outstanding                                            2,452,511                2,387,681
  Basic net income(loss) per share attributable to common stockholders        $              0.01      $             (0.02)
Diluted net income (loss) per share computation
  Net income(loss) attributable to common stockholders                        $            16,634      $           (35,959)
  Weighted-average common shares outstanding                                            2,452,511                2,387,681
  Incremental shares attributable to the assumed exercise of
       Outstanding stock options                                                           28,500                     --
  Total adjusted weighted-average shares                                                2,481,011                2,387,681
  Diluted net income(loss) per share attributable to common stockholders      $              0.01      $             (0.02)

                                                                                Nine Months Ended        Nine Months Ended
                                                                                -----------------        -----------------
                                                                                December 31, 2008        December 31, 2007
                                                                                -----------------        -----------------
Basic net income (loss) per share computation:
  Net income (loss) attributable to common stockholders                       $           450,296      $          (142,450)
  Weighted-average common shares outstanding                                            2,443,861                2,364,561
  Basic net income(loss) per share attributable to common stockholders        $              0.18      $             (0.06)
Diluted net income (loss) per share computation
  Net income(loss) attributable to common stockholders                        $           450,296      $          (142,450)
  Weighted-average common shares outstanding                                            2,443,861                2,364,561
  Incremental shares attributable to the assumed exercise of
       outstanding stock options                                                           28,500                     --
  Total adjusted weighted-average shares                                                2,472,361                2,364,561
  Diluted net income(loss) per share attributable to common stockholders      $              0.18      $             (0.06)

                                                            - 5 -

                        TEL-INSTRUMENT ELECTRONICS CORP.
                        --------------------------------
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
        ----------------------------------------------------------------


Note 7        Stock Options
------        -------------

Effective April 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R, "Share-Based Payment" ("SFAS 123R"), utilizing the modified prospective method. SFAS 123R requires the measurement of stock-based compensation based on the fair value of the award on the date of grant. Under the modified prospective method, the provisions of SFAS 123R apply to all awards granted after the date of adoption. The Company recognizes compensation cost on awards on a straight-line basis over the vesting period, typically four years. As a result of adopting SFAS 123(R), operations was charged $14,205 and $11,162 for three months ended December 31, 2008 and 2007, respectively, and $38,971 and $27,654 for the nine months ended December 31, 2008 and 2007, respectively. The Company estimates the fair value of each option using the Black Scholes option-pricing model with the following weighted-average assumptions: expected dividend yield of 0.0%, risk-free interest rate of 1.07% to 3.16%, volatility at 37.67% to 40.35%, and an expected life of 5 years for the nine months ended December 31, 2008; expected dividend yield of 0.0%, risk-free interest rate of 2.91% to 5%, volatility at 43.25% to 56.94%, and an expected life of 5 years for the nine months ended December 31, 2007. The Company estimates forfeiture rate based on historical data. Based on an analysis of historical information, the Company has applied a forfeiture rate of 15% for both periods.

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

                                          TEL-INSTRUMENT ELECTRONICS CORP.
                                          --------------------------------
                          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                          ----------------------------------------------------------------
Note 8        Segment Information (continued)
------        -------------------------------
The table below presents information about reportable segments within the avionics business for the periods ending December 31, 2008 and 2007:
  Three Months Ended                       Avionics       Avionics        Avionics       Corporate
  ------------------                       --------       --------        --------       ---------
  December 31, 2008                           Gov't        Comm'l.           Total           Items           Total
  -----------------                           -----        -------           -----           -----           -----
  Net sales                             $ 2,526,036    $   389,392     $ 2,915,428                     $ 2,915,428
  Cost of sales                           1,230,636        259,525       1,490,161                       1,490,161
                                          ---------        -------       ---------                       ---------
  Gross margin                            1,295,400        129,867       1,425,267                       1,425,267
                                          ---------        -------       ---------                       ---------

  Engineering, research, & dev.                                            684,017                         684,017
  Selling, general, and admin.                                             374,185     $   335,349         709,534
  Interest expense, net                                                      9,538            --             9,538
                                                                         ---------       ---------       ---------
  Total expenses                                                         1,067,740         335,349       1,403,089
                                                                         ---------       ---------       ---------
  Income  (loss) from  continuing
  operations before taxes                                              $   357,527     $  (335,349)    $    22,178
                                                                         =========       =========       =========

  Segment assets                       $ 5,809,904     $   339,395     $ 6,149,299     $ 1,926,064     $ 8,075,363
                                         =========       =========       =========       =========       =========
  Three Months Ended                       Avionics       Avionics        Avionics       Corporate
  ------------------                       --------       --------        --------       ---------
  December 31, 2007                           Gov't        Comm'l.           Total           Items           Total
  -----------------                           -----        -------           -----           -----           -----
  Net sales                             $ 2,467,834    $   620,500     $ 3,088,334                     $ 3,088,334
  Cost of sales                           1,385,671        377,934       1,763,605                       1,763,605
                                          ---------        -------       ---------                       ---------
  Gross margin                            1,082,163        242,566       1,324,729                       1,324,729
                                          ---------        -------       ---------                       ---------
  Engineering, research, & dev.                                            654,526                         654,526
  Selling, general, and admin.                                             332,044     $   350,001         682,045
  Interest expense, net                                                      7,017            --             7,017
                                                                         ---------       ---------       ---------
  Total expenses                                                           993,587         350,001       1,343,588
                                                                         =========       =========       =========
  Income (loss) from continuing
  operations before taxes                                              $   331,142     $  (350,001)    $   (18,859)
                                                                         =========       =========       =========
  Nine Months Ended                        Avionics       Avionics        Avionics       Corporate
  -----------------                        --------       --------        --------       ---------
  December 31, 2008                           Gov't        Comm'l.           Total           Items           Total
  -----------------                           -----        -------           -----           -----           -----
  Net sales                             $ 8,843,166    $ 1,479,358     $10,322,524                     $10,322,524
  Cost of sales                           4,396,054        872,787       5,268,841                       5,268,841
                                          ---------        -------       ---------                       ---------
  Gross margin                            4,447,112        606,571       5,053,683                       5,053,683
                                          ---------        -------       ---------                       ---------

  Engineering, research, & dev.                                          2,133,021                       2,133,021
  Selling, general, and admin.                                           1,049,281     $ 1,132,395       2,181,676
  Interest expense, net                                                     32,320            --            32,320
                                                                         ---------       ---------       ---------
  Total expenses                                                         3,214,622       1,132,395       4,347,017
                                                                         ---------       ---------       ---------
  Income (loss) from continuing
  operations before taxes                                              $ 1,839,061     $(1,132,395)    $   706.666
                                                                         =========       =========       =========
  Nine Months Ended                        Avionics       Avionics        Avionics      Corporate
  -----------------                        --------       --------        --------      ---------
  December 31, 2007                           Gov't        Comm'l.           Total          Items            Total
  -----------------                           -----        -------           -----          -----            -----
  Net sales                             $ 6,512,652    $ 2,376,113     $ 8,888,765                     $ 8,888,765
  Cost of sales                           3,751,865      1,365,660       5,117,525                       5,117,525
                                          ---------      ---------       ---------                       ---------
  Gross margin                            2,760,787      1,010,453       3,771,240                       3,771,240
                                          ---------      ---------       ---------                       ---------

  Engineering, research, & dev.                                          2,044,810                       2,044,810
  Selling, general, and admin.                                             956,754     $   894,766       1,851,520
  Interest expense, net                                                     17,076            --            17,076
                                                                         ---------       ---------       ---------
  Total expenses                                                         3,018,640         894,766       3,913,406
                                                                         ---------       ---------       ---------
  Income  (loss)  from   continuing
  operations before taxes                                              $   752,600     $  (894,766)    $  (142,166)
                                                                         =========       =========       =========
                                                        - 7 -

                        TEL-INSTRUMENT ELECTRONICS CORP.
                        --------------------------------
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
        ----------------------------------------------------------------


Note 9        Income Taxes
------        ------------

The Company adopted the provisions of Financial Accounting Standards Board ("FASB") Interpretation No. 48 ("FIN 48"), Accounting for Uncertainty in Income Taxes- an Interpretation of FASB Statement No. 109, on April 1, 2007. The Company has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The Company does not believe it has any unrecognized tax benefits and there was no effect on its financial condition or results of operations as a result of implementing FIN 48.

The tax effect of temporary differences, primarily net operating loss carryforwards, asset reserves and accrued liabilities, gave rise to the Company's deferred tax asset in the accompanying December 31, 2008 and March 31, 2008 consolidated balance sheets. Deferred income taxes are recognized for the tax consequence of such temporary differences at the enacted tax rate expected to be in effect when the differences reverse.

Note 10       Stock Options
-------       -------------

During the quarter ended December 31, 2008, stock options for 8,000 shares were exercised for total proceeds of $18,950. For the nine months ended December 31, 2008, stock options for 28,000 shares were exercised for total proceeds of $64,730.


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

At December 31, 2008, the Company had no financial assets or liabilities that required fair value reporting.

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

                        TEL-INSTRUMENT ELECTRONICS CORP.
                        --------------------------------
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
        ----------------------------------------------------------------
                                   (Unaudited)
                                   -----------


Note 12       New Accounting Pronouncements (continued)
-------       -----------------------------------------

In May 2008, the FASB issued SFAS No. 162, "Hierarchy of Generally Accepted Accounting Principles" (SFAS 162). This statement is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements of nongovernmental entities that are presented in conformity with GAAP. This statement will be effective 60 days following the Securities and Exchange Commission's approval of the Public Company Accounting Oversight Board amendment to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles." The Company believes that SFAS 162 will have no effect on its condensed consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position ("FSP") Financial Accounting Standard 142-3, Determination of the Useful Life of Intangible Assets ("FSP FAS 142-3"). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142. In developing assumptions about renewal or extension, FSP FAS 142-3 requires an entity to consider its own historical experience (or, if no experience, market participant assumptions) adjusted for relevant entity-specific factors in paragraph 11 of SFAS No. 142. FSP FAS 142-3 expands the disclosure requirements of SFAS No. 142 and is effective for the Company beginning April 1, 2009. The guidance for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after the effective date. The disclosure requirements shall be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. The Company does not expect the adoption of FSP FAS 142-3 on April 1, 2009 to have a material impact on the Company's consolidated financial position or results of operations.

In June 2008, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 08-3, Accounting for Lessees for Maintenance Deposits Under Lease Arrangements ("EITF 08-3"). EITF 08-3 provides guidance for accounting for nonrefundable maintenance deposits. It also provides revenue recognition accounting guidance for the lessor. EITF 08-3 is effective for fiscal years beginning after December 15, 2008. The adoption of this EITF will not have a material effect on the Company's consolidated financial statements.



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

The following tables reflect sales, costs and expenses, and income (loss) from discontinued operations, net of taxes for the three and nine months ended
December 31, 2008 and 2007, respectively.

     ------------------------------------------------------------- ---------------------- ---------------------
                                                                            Three Months           Three Months
                                                                            ------------           ------------
                                                                                  Ended                  Ended
                                                                                  -----                  -----
                                                                       December 31, 2008      December 31, 2007
                                                                       -----------------      -----------------

     ------------------------------------------------------------- ---------------------- ---------------------
     Discontinued Operations:
     ------------------------------------------------------------- ---------------------- ---------------------
     Sales                                                                    $   46,848             $  156,605
     ------------------------------------------------------------- ---------------------- ---------------------
     Costs and expenses                                                           41,325                197,635
                                                                              ----------             ----------
     ------------------------------------------------------------- ---------------------- ---------------------
     Income (loss) from operations of discontinued operations                      5,523               (41,030)
     ------------------------------------------------------------- ---------------------- ---------------------
     Income tax provision (benefit)                                                2,206               (11,788)
                                                                              ----------             ----------
     ------------------------------------------------------------- ---------------------- ---------------------
     Net income (loss)  from discontinued operations                          $    3,317             $ (29,242)
                                                                              ==========             ==========
     ------------------------------------------------------------- ---------------------- ---------------------


     ------------------------------------------------------------- ---------------------- ---------------------
                                                                             Nine Months            Nine Months
                                                                             -----------            -----------
                                                                                  Ended                  Ended
                                                                                  -----                  -----
                                                                       December 31, 2008      December 31, 2007
                                                                       -----------------      -----------------

     ------------------------------------------------------------- ---------------------- ---------------------
     Discontinued Operations:
     ------------------------------------------------------------- ---------------------- ---------------------
     Sales                                                                    $  233,449             $  405,473
     ------------------------------------------------------------- ---------------------- ---------------------
     Costs and expenses                                                          115,954                500,527
     ------------------                                                       ----------             ----------
     ------------------------------------------------------------- ---------------------- ---------------------
     Income (loss) from operations of discontinued operations                    117,495               (95,054)
     ------------------------------------------------------------- ---------------------- ---------------------
     Income tax provision (benefit)                                               46,939               (32,318)
                                                                              ----------             ----------
     ------------------------------------------------------------- ---------------------- ---------------------
     Net income (loss)  from discontinued operations                          $   70,556             $ (62,736)
                                                                              ==========             ==========
     ------------------------------------------------------------- ---------------------- ---------------------


Note 14       Reclassifications
-------       -----------------

Certain prior year amounts have been reclassified to conform to the current year presentation, relating primarily to discontinued operations.

                                     - 11 -

Item 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
-------       -------------------------------------------
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

All predictions as to future results contain a measure of uncertainty and accordingly, actual results could differ materially. Among the factors that could cause a difference are: changes in the general economy; changes in demand for the Company's products or in the cost and availability of its raw materials; the actions of its competitors; the success of its customers; technological change; changes in employee relations; government regulations; litigation, including its inherent uncertainty; difficulties in plant operations and materials; transportation, environmental matters; and other unforeseen circumstances. A number of these factors are discussed in the Company's filings with the Securities and Exchange Commission.

Critical Accounting Policies
----------------------------

In preparing our financial statements in accordance with generally accepted principles, and accounting for the underlying transactions and balances, we are required to makes estimates and judgments which affect the amounts reported in the financial statements and the notes and we apply our accounting policies as disclosed in Note 2 of our Notes to Financial Statements included in our Form 10-K for the fiscal year ended March 31, 2008. The Company's accounting policies that require a higher degree of judgment and complexity used in the preparation of financial statements include:

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

Item 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
-------       -------------------------------------------
              RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)
              ---------------------------------------------------------


General
-------

Management's discussion and analysis of results of operations and financial condition is intended to assist the reader in the understanding and assessment of significant changes and trends related to the results of operations and financial position of the Company. This discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying financial notes in the Company's Annual Report on Form 10-K for the year ended March 31, 2008.

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

Results of Operations
---------------------

Overview
--------

Tel's financial results for the nine months ended December 31, 2008 significantly improved with revenues, profits and working capital improving over last year's comparable period. Shareholders' equity also increased significantly from March 31, 2008. The current quarter showed a slight dip in sales and a modest profit as a result of shipments related to the CRAFT program moving to the next quarter, but was an improvement over the loss in the comparable period last year.

Revenues from continuing operations increased 16% to $10.3 million for the nine months ended December 31, 2008 and pretax profits from continuing operations also increased to $706,666 as compared to a loss of $142,166 for the same period in the prior fiscal year.

Net income for the nine months ended December 31, 2008 increased as a result of:
(1) an increase in product shipments; (2) a negotiated billing to the government in the amount of $406,000 for additional work previously performed and expensed on the CRAFT program; (3) increased billings for revenues associated with the test and documentation phase of the CRAFT program; and (4) increase in shipments of the T-47NH as a result of a contract with the U.S. Government.

Since fiscal year 2007, the Company has been awarded several large contracts, which required significant engineering. The Company has completed much of the engineering and began shipping some of the units (AN/APM-719) under the contract during the nine months ended December 31, 2008. Significant shipments should occur in subsequent years when the Company receives production orders for these units. However there can be no assurance that the U.S. Government will exercise all of its options under the contract.

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

Item 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
-------       -------------------------------------------
              RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)
              ---------------------------------------------------------


Results of Operations (continued)
---------------------------------

Overview (continued)
--------------------

TIC was previously awarded the US Navy AN/USM-708 (CRAFT) contract for a multi-functional flight-line test set. This unit combines the function of five different test sets into one and is the only Mode 5 IFF ("Identification, Friend, or Foe") flight-line test unit now under government contract. The Navy subsequently amended the contract to provide for an IFF only variant called the AN/USM-719 and increased the total IDIQ (Indefinite Quantity - Indefinite Delivery) order quantity from 750 to 1,200 units. These IDIQ options for the AN/USM-708 and 719 units, if exercised, would add up to $23 million to the Company's backlog and projected revenues. To date, the Company has received a delivery order for 83 AN/USM-719 units and has shipped 23 units. The AN/USM-708 engineering hardware design has been largely completed and the fabrication of 15 pilot production units is expected to take place during calendar year 2009. These units are currently scheduled to undergo design validation testing and Navy TECHEVAL in the next six months with production currently scheduled in the 2010 calendar year.

In July 2006 the Company was awarded a second major U.S. Navy contract for an Intermediate Level TACAN Test Set AN/APM-206 (ITATS). This contract has options for up to 180 units with a total value of over $12 million; the initial work authorization was $4.4 million. The Company has been working with an engineering sub-contractor on this project and this program has entailed substantially less of the Company's engineering effort than the AN/USM-708. The design has now been completed and the product should begin the Navy TECHEVAL process this summer.

Given the unique nature of the design of the AN/USM-708 and the AN/APM-206, these units could also generate significant sales to other military customers, both domestically and overseas, and the Company is working on other products derived from them.

In February 2009, the Company was awarded a five year firm fixed price indefinite-delivery/indefinite-quantity (IDIQ) contract by the U.S. Army Aviation and Missile Command with a maximum dollar value of $44,046,886, depending on the number of units purchased. This contract entails production of at least 20 Mode 5 conversion kits for the Army's TS-4530 IFF test set and 20 new Mode 5 test sets. The IDIQ portion of the contract will entail the production quantity of -0- to 2,980 Mode 5 conversion kits and a quantity of -0-to 1,980 new production test sets. These Mode 5 conversion kits and new IFF test sets will incorporate Tel's proprietary electronics and IFF technology in addition to EHS test functionality. The systems engineering, design and integration, fabrication, testing, and associated logistics effort will take place in Carlstadt, N.J.

As revenues and profits have increased this year, cash and working capital have improved from March 31, 2008. The Company's bank loan has also been extended until September 2009. The Company believes that it has adequate liquidity, borrowing resources and backlog to fund operating plans for the next 12 months, and until substantial deliveries of its new units commence.

Net Sales
---------

Total net sales decreased $172,206 (5.6%) to $2,915,428 for the three months ended December 31, 2008 as compared to the three months ended December 31, 2007. Total net sales increased $1,433,759 (16.1%) to $10,322,424 nine months ended December 31, 2008 as compared to the same periods in the prior fiscal year.

Item 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
-------       -------------------------------------------
              RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)
              ---------------------------------------------------------


Results of Operations (continued)
---------------------------------

Net Sales (continued)
---------------------

Avionics government sales increased $58,202 (2.4%) to $2,526,036 and $2,330,514 (35.8%) to $8,843,166, respectively, for the three and nine months ended December 31, 2008 as compared to the same periods in the prior fiscal year. The increase in avionics government sales for the quarter ended December 31, 2008 is primarily attributed to: increased shipments of the T-47N as a result of a large contract from the U.S. Army, the T-76, and the AN/APM-719 (CRAFT variant) partially offset by lower revenues associated with the ITATS programs and reduced revenues on other military/government products. For the nine months ended December 31, 2008 Avionics government sales increased primarily as a result of; increased shipments of the T-30D as a result of a large contract from the U.S. Army, a negotiated billing to the government in the amount of $406,000 for additional work previously performed and expensed on the CRAFT program:, increased billings for revenues associated with the test and documentation phase of the CRAFT program, the shipment of T-47G test sets to the Canadian Air Force (through our distributor in Canada) and shipments of the AN/APM-719 (Craft variant) and the Company's new TR-420, as well as increases in other legacy products. These increases were partially offset by lower shipments of the T-30CM and AN/APM-480 and lower revenues associated with the ITATS program.

Avionics commercial sales decreased $231,108 (37.2%) to $389,392 and $896,755 (37.7%) to $1,479,358, respectively, for the same periods. This decrease is mostly attributed to decreases in sales of the TR-220 Multi-Function Test set and the T-36C, as a result of the continued weak financial condition of the commercial airline industry. Revenues associated with repairs and calibrations increased $7,002 (1%) to $710,686 for the nine months ended December 31, 2008.

Gross Margin
------------

Gross margin dollars increased $100,538 (7.6%) to $1,425,267 and $1,284,443
(34%) to $5,053,683 for the three and nine months ended December 31, 2008, respectively, as compared to the same period in the prior fiscal year. For the three months ended December 31, 2008, the increase in gross margin is attributed to the increase in volume and higher gross profit percentage resulting from a change in the sales mix. The increase in gross profit dollars and percentage for the nine months ended December 31, 2008 is also attributed to a negotiated billing to the government in the amount of $406,000 for additional work previously performed and expensed on the CRAFT program and higher profitability on the revenues associated with the test and documentation phase of the CRAFT program. The gross margin percentage for the three months ended December 31, 2008 was 48.9% as compared to 42.9% for the three months ended December 31, 2007. The gross margin percentage for the nine months ended December 31, 2008 was 49.0% as compared to 42.4% for the nine months ended December 31, 2007.

Item 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
-------       -------------------------------------------
              RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)
              ---------------------------------------------------------

Results of Operations (continued)
---------------------------------

Operating Expenses
------------------

Selling, general and administrative expenses increased $27,489 (4%) to $709,534 and $330,156 (17.8%) to $2,181,676 for the three months and nine months ended December 31, 2008, respectively, as compared to the three and nine months ended December 31, 2007. This increase is attributed mainly to an increase in sales commissions to independent representatives.

Engineering, research and development expenses increased $29,491 (4.5%) to $684,017 and $88,211 (4.3%) to $2,133,021 for the three and nine months ended December 31, 2008, respectively, as compared to the same periods in the prior fiscal year. Engineering, research and development expenses are mostly attributed to efforts related to the CRAFT program.

Interest, net
-------------

Interest income decreased as a result of lower average cash balances. Interest expense increased as a result of the increased borrowings associated with the line of credit and the loan against the cash surrender value of the keyman life insurance policy. However, for the three months ended December 31, 2008, interest expense was slightly lower as a result of the lower interest rate associated with the line of credit.

Income (Loss) from Continuing Operations before Income Taxes
------------------------------------------------------------

As a result of the above, the Company recorded income from continuing operations before income taxes of $22,178 and $706,666 for the three and nine months ended December 31, 2008, respectively, as compared to losses from continuing operations before income taxes of $18,859 and $142,166 for the three and nine months ended December 31, 2007, respectively.

Income Taxes
------------

An income tax provision in the amount of $8,861 was recorded for the three months ended December 31, 2008 as compared to an income tax benefit of $12,142 for the three months ended December 31, 2007. An income tax provision in the amount of $326,926 was recorded for the nine months ended December 31, 2008 as compared to an income tax benefit of $62,452 for the nine months ended December 31, 2007. The change is due to the income before taxes for the three and nine months ended December 31, 2008 as compared to a loss before taxes for the three and nine months ended December 31, 2007.

Net Income (Loss) from Continuing Operations, Net of Taxes
----------------------------------------------------------

As a result of the above, the Company recorded net income from continuing operations, net of taxes, of $13,317 and $379,740 for the three and nine months ended December 31, 2008, respectively, as compared to net losses from continuing operations, net of taxes of $6,717 and $79,714 for the three and nine months ended December 31, 2007, respectively.

Item 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
-------       -------------------------------------------
              RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)
              ---------------------------------------------------------


Results of Operations (continued)
---------------------------------

Income (Loss) from  Discontinued Operations, Net of taxes
------------------  -------------------------------------

For the three and nine months ended December 31, 2008, the Company recorded income from discontinued operations, net of taxes, of $3,317 and $70,556, respectively, as compared to losses from discontinued operations, net of taxes, of $29,242 and $62,736 for the three and nine months ended December 31, 2007, primarily as a result of the reclassification of certain allocated fixed costs to continuing operations and sales of products that were written-off in 2008, and the termination of marketing and engineering expenses

Net Income (Loss)
-----------------

As a result of the above, the Company recorded net income of $16,634 and $450,296 for the three and nine months ended December 31, 2008, respectively, as compared to net losses of $39,959 and $142,450 for the three and nine months ended December 31, 2007.

Liquidity and Capital Resources
-------------------------------

At December 31, 2008, the Company had working capital of $3,389,266 as compared to $2,681,511 at March 31, 2008. For the nine months ended December 31, 2008, the Company used $400,876 in cash for operating activities as compared to using $371,590 of cash for operating activities for the nine months ended December 31, 2007. This increase in cash used in operating activities is primarily attributed to the increase in inventories and accounts receivable offset mostly by the change in unbilled government receivables and the profit before taxes for the period.

Net cash used in investing activities increased to $81,301 for the nine months ended December 31, 2008 from $65,949 for the nine months ended December 31, 2007 due to the increase in purchases of equipment.

Net cash provided by financing activities decreased to $232,308 for the nine months ended December 31, 2008 from $480,800 for the nine months ended December 31, 2007 due to the lower borrowings and a decrease in proceeds from the exercise of stock options.

At December 31, 2008 the Company had an outstanding loan balance of $450,000 on which it currently pays 3.75% interest (1/2% above the bank's prime rate). The line of credit is collateralized by substantially all of the assets of the Company. The credit agreement expires September 30, 2009, and the agreement now includes an expanded borrowing base calculation tied to working capital. As of December 31, 2008, remaining availability under this modified line was approximately $1,300,000 based upon defined eligible receivables and inventories at December 31, 2008.

As a result of the increase in sales and profitability, the Company has improved its financial position. The Company believes that it has adequate liquidity, borrowing resources and backlog to fund operating plans for the next 12 months, and until deliveries of its new units commence.

There was no significant impact on the Company's operations as a result of inflation for the nine months ended December 31, 2008. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended March 31, 2008.

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

Part II.      Other Information
--------      -----------------


Item 1.       Legal Proceedings
-------       -----------------

              None.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds
-------       -----------------------------------------------------------

There were no unregistered sales of equity securities and there were no repurchases of equity securities during the Company's for nine months ended December 31, 2008.

Item 4.       Submission of Matters to a Vote of Security Holders
-------       ---------------------------------------------------

(a) The Annual Meeting of Shareholders was held on December 3, 2008 (the "Annual Meeting").
(b)  Not applicable
(c) At the Annual Meeting, the Company's shareholders voted in favor of re-electing management's nominees for election as directors of the Company as follows:

                                    For               Against
                                    ---               -------
     Harold K. Fletcher          2,273,409             28,024
     George J. Leon              2,273,409             28,024
     Robert J. Melnick           2,291,409             10,024
     Jeff C. O'Hara              2,273,409             28,024
     Robert A. Rice              2,199,737            101,696
     Robert H. Walker            2,291,409             10,024

The shareholders also voted 2,297,953 shares in favor of ratifying the audit committee's appointment of BDO Seidman, LLP, as the Company's independent registered public accountants for the fiscal year ending March 31, 2009. Shareholders owning 3,480 shares voted against this proposal.


(d)  Not applicable

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

                                         TEL-INSTRUMENT ELECTRONICS CORP.

Date:    February 13, 2009               By:  /s/  Harold K. Fletcher
                                            --------------------------------
                                                   Harold K. Fletcher
                                                   CEO

Date:   February 13, 2009                By:  /s/  Joseph P. Macaluso
                                            --------------------------------
                                                   Joseph P. Macaluso
                                                   Principal Accounting Officer