Form 10-K
period 2009-03-31
TEL INSTRUMENT ELECTRONICS CORP
filed 2009-06-29
CIK 96885

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

for the fiscal year ended March 31, 2009            Commission File No. 33-18978


                         TEL-INSTRUMENT ELECTRONICS CORP
              ----------------------------------------------------
             (Exact name of Registrant as specified in its charter)

       New Jersey                                         22-1441806
 ----------------------                      ----------------------------------
(State of incorporation)                    (IRS Employer Identification Number)

                                728 Garden Street
                              Carlstadt, New Jersey             07072
                     --------------------------------------    --------
                    (Address of principal executive offices)  (Zip Code)

Registrant's telephone number, including area code:   (201) 933-1600

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class                         Name of Exchange on Which Registered
-------------------                         ------------------------------------
Common Stock $.10 par value                 American Stock Exchange

Indicate by checkmark if registrant is a well-known  seasoned issuer, as defined
in Rule 405 of the Securities Act. Yes      No  X
                                      -----   -----

Indicate by checkmark if registrant is not required to file reports  pursuant to
Section 13 or Section 15(d) of the Act. Yes       No  X
                                           -----    -----

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the
best  of  the  Registrant's   knowledge,  in  definitive  proxy  or  information
statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See definition of "large accelerated filer", "accelerated filer" , and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                       Accelerated filer [ ]

Non-accelerated filer   [ ]                       Smaller reporting company [X]
(Do not check if smaller reporting company)

Indicate by checkmark  whether the  registrant is a shell company (as defined in
Rule 12b-2 of the Securities Act). Yes       No  X
                                      -----    -----

The aggregate market value of the voting Common Stock (par value $.10 per share) held by non-affiliates on September 30, 2008 (the last business day of our most recently completed second fiscal quarter) was $4,449,200 using the closing price on September 30, 2008.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 2,478,761 shares of Common Stock were outstanding as of June 25, 2009.

                                     PART I
                                     ------


Item 1.        Description of Business
-------        -----------------------

               General
               -------

               Tel-Instrument Electronics Corp ("Tel" or the "Company") has been in business since 1947, and is a leading designer and manufacturer of avionics test and measurement solutions for the global commercial air transport, general aviation, and government/military aerospace and defense markets. The Company designs, manufactures and sells instruments to test and measure, and calibrates and repairs a wide range of airborne navigation and communication equipment.

               Tel's instruments are used to test navigation and communications equipment installed in aircraft, both on the flight line ("ramp testers") and in the maintenance shop ("bench testers"), and range in list price from $7,500 to $85,000 per unit. Tel continues to develop new products in anticipation of customers' needs and to maintain its strong market position. Its development of multifunction testers, for example, has made it easier for customers to perform ramp tests with less operator training, fewer test sets, and lower product support costs. The Company has become a major manufacturer and supplier of IFF (Identification Friend or Foe) flight line test equipment and over the last few years was awarded the following major military contracts:

                    o    CRAFT   "Communications/Navigation   (COMM/NAV)   Radio
                         Frequency   (RF)   Avionics    Flight   line   Tester")
                         (AN/USM-708 and AN/USM-719) with the U.S. Navy

                    o    ITATS    ("Intermediate    Level   TACAN   Test   Set")
                         (AN/ARM-206) with the U.S. Navy

                    o TS-4530 IFF test set with the U.S. Army Aviation and Missile Command.

               These contracts include multi-year production deliveries of products designed and developed by Tel using Tel's proprietary, next generation technology. Delivery of the AN/USM-719, derivative of the AN/USM-708, began in calendar year 2008. The Company expects that production shipments under of the AN/ARM-206 to commence in the fourth quarter of calendar year 2009, and shipments of the TS-4530 IFF Test set and the AN/USM-708 to begin in calendar year 2010. If the production options are exercised in full, these programs have an aggregate revenue value of approximately $84 million over the next few years. Substantial revenues from these contracts are not expected in the fiscal year ended March 31, 2010. The products under these contracts represent cutting edge technology, and should provide Tel with a competitive advantage for years to come.

               The AN/USM-708 or CRAFT is a key product for the Company as it represents a new generation technology product. The AN/USM-708 and AN/USM-719 contract was competitively awarded to the Company by the United States Navy, and includes a maximum delivery of
               1,200 units, if all options are exercised. This contract is approximately a $27 million multi-year, firm-fixed-price, indefinite-delivery/indefinite-quantity contract for the systems engineering, design and integration, fabrication, testing, and production of an AN/USM-708 test set with sonobuoy simulator capabilities. The AN/USM-708 CRAFT unit combines advanced IFF (including Mode 5) navigation, communication, and sonobuoy test capabilities in a portable test set, which will utilize a flexible and expandable digital-signal-processing-based architecture. These units will undergo design validation testing with production scheduled to begin in calendar year 2010. The Company believes that the core technology in the AN/USM-708 can be the foundation for additional products.

Item 1.        Description of Business
-------        -----------------------

               General (continued)
               -------------------

               As part of the CRAFT program, in March 2008 the Company was awarded an additional $2.2 million purchase order from the U.S. Navy for 83 AN/USM-719 flight line test sets and associated documentation. The AN/USM-719 is a CRAFT variant for testing IFF only. This increases the number of contractual pilot production orders from 15 to 98 units. The Company shipped 61 of these units in fiscal year 2009 and the remaining units are expected to be shipped during the first half of fiscal year 2010. It is expected that additional delivery orders for the AN/USM-719 will be exercised by the U.S. Navy in the current fiscal year.

               The contract for the AN/USM-708 and AN/USM-719 is a significant milestone for the Company, because the development of this technology, which has been funded by the Company, will establish Tel's position as a leader in the industry, and will meet the U.S. Navy's test requirements for years to come. The Company believes that, given the unique nature of this design, this product could generate sales to other military customers. The Company has already received orders for a limited number of units of the TR-420, a modified CRAFT test set, from customers other than the U.S. Navy. The AN/USM-708 contract also includes options for units testing encrypted communications, which, if exercised, could represent a major expansion in the Company's core business.

               The AN/ARM-206 or ITATS is a bench test set combining advanced digital technology with state of the art automated testing capabilities. This product will represent an important expansion to Tel's current product line, and the automated testing capabilities will provide a significant labor savings benefit to our customers. This contract has options for approximately 180 units with a total value of over $12 million; the initial work authorization was $4.4 million. Tel is working with an engineering sub-contractor and, as a result, this program will entail a much lower level of Tel engineering design effort than the AN/USM-708, and a lower gross profit margin, until the design is completed and validated, and production orders are received and delivered. Given the unique nature of the design, this unit could also generate significant sales to other military customers, both domestically and overseas. The Company and its subcontractor have made substantial progress on this program, and the Company expects to begin production shipment in the fourth quarter of calendar year 2009.

               In February 2009, the Company was awarded a five year firm fixed price indefinite-delivery/indefinite-quantity (IDIQ) contract by the U.S. Army Aviation and Missile Command with a maximum dollar value of approximately $44 million, depending on the number of units purchased. This contract entails production of at least 20 Mode 5 conversion kits for the Army's existing TS-4530 IFF test sets and 20 new Mode 5 test sets. The IDIQ portion of the contract will entail the production quantity of up to 2,980 Mode 5 conversion kits and a quantity of up to 1,980 new production test sets. These Mode 5 conversion kits and new IFF test sets will incorporate Tel's proprietary electronics and IFF technology in addition to Mode S Enhanced Surveillance ("EHS") test functionality. Tel has received three Delivery Orders on this IDIQ contract from the Army in the amount of $8.8 million. Production deliveries are expected to begin in calendar year 2010.

               In March 2009, Aeroflex, Inc., an unsuccessful bidder on the $44 million Army IFF contract, protested this award to the General Accounting Office ("GAO"), and in accordance with federal regulations, the Army instructed Tel to suspend its efforts on the contract until the matter was resolved by the GAO. Thereafter, the Army filed a response, rejecting Aeroflex's allegations and agreeing with Tel that Tel's proposal is based on

Item 1.        Description of Business
-------        -----------------------

               General (continued)
               -------------------

               its own proprietary technology and does not involve or use Aeroflex's technology. In April 2009, Aeroflex withdrew its GAO protest and the Army lifted its stop work order. Aeroflex also filed a civil lawsuit against Tel, making the same allegations that Tel used Aeroflex's technology to win the award. Most of the material allegations in the civil lawsuit were raised by Aeroflex in its protest of this award to the Government Accountability
               Office and were rejected by the Army. Tel believes the unsubstantiated allegations in the civil law suit have no merit as evidenced by the Army response to the GAO. Tel has refuted each allegation in papers filed with the Court. While Tel is confident as to the ultimate outcome of this litigation, defending these claims is likely to entail substantial legal expenditures. The Company will provide additional clarification when further information is available. See Item 3, Pending Legal Proceedings.

               The Company also expects that additional new products will be developed from these new technologies that will upgrade the current product line, which the Company continues to market and sell, and which sales continue to support the Company's efforts.

               In January, 2004, the Company acquired privately held Innerspace Technology, Inc. ("ITI"). ITI had been in the marine instrumentation systems business for over 30 years designing, manufacturing and distributing a variety of shipboard and underwater instruments to support hydrographers, oceanographers, researchers, engineers, geophysicists, and surveyors worldwide. As a result of the lack of growth in this business, and the anticipated growth of the avionics business, the Company decided to terminate this business and focus its resources on the avionics segment. As a result, in fiscal years 2008 and 2009, the Company treated ITI as discontinued operations, and in 2008, wrote-off the remaining assets of this division (see Note 11 to the Consolidated Financial Statements). The Company is currently in the process of liquidating this operation, which is expected to be completed in the current fiscal year.

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

               The civilian market for avionic test equipment is dominated by two designers and manufacturers, Tel and Aeroflex, which is substantially larger than Tel. This market is relatively narrow and highly competitive. Tel has been successful because of its high quality, new technology, user friendly products and competitive prices. However, in recent years commercial airlines have experienced financial difficulties, and, as a result of this, sales of avionics test equipment to airlines have declined.

               The   military   market  is  large  and  is  dominated  by  large
               corporations  with  substantially   greater  resources  than  the
               Company, including Aeroflex. Tel competitively bids for government contracts on the basis of the engineering quality of

Item 1.        Description of Business
-------        -----------------------

               General (continued)
               -------------------

               Competition (continued)
               -----------------------

               its products, competitive price, and "small business set asides" (i.e., statutory provisions requiring the military to entertain bids only from statutorily defined small businesses), and on bids for sub-contracts from major government suppliers. There are a limited number of competitors who are qualified to bid for "small business set asides." The military market consists of many independent purchasing agencies and offices. The process of awarding contracts is heavily regulated by the Department of Defense.

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

               Marketing and Distribution
               --------------------------

               Domestic commercial sales are made throughout the U.S. to commercial airlines and general aviation businesses directly or through distributors. No direct commercial customer accounted for more than 10% of commercial sales in fiscal years 2009 and 2008. Domestic distributors receive a 15%-20% discount for stocking, selling, and, in some cases, providing product calibration and repairs. Tel gives a 5% to 15% discount to non-stocking distributors, and to independent sales representatives, depending on their sales volume and promotional effort. Avionics International and Aero Express, independent domestic distributors, accounted for 4% and 14%, and 8% and 6% of commercial sales, respectively, for the years ended March 31, 2009 and 2008, respectively. Dallas Avionics, an independent domestic distributor, accounted for 1% and 10% of total commercial sales for the years ended March 31, 2009 and 2008, respectively. The loss of any of one these distributors would not have a material adverse effect on the Company or its operations.

               Marketing to the U.S. Government is made directly by employees of the Company or through independent sales representatives, who receive similar commissions to the commercial distributors. For the years ended March 31, 2009 and 2008, sales to the U.S. Government, including shipments through the government's logistics center, represented approximately 67% and 45%, respectively, of net avionics sales. The U.S. Military has a number of separate purchasing sites. No direct government customer represented over 10% of government sales for fiscal years 2009 and 2008.

               International sales are made throughout the world to government and commercial customers, directly, through American export agents, or through the Company's overseas distributors at a discount reflecting a 20% to 22% selling commission, under written or oral, year-to-year arrangements. The Company has an exclusive distribution agreement with Muirhead Avionics and Accessories, Ltd ("Muirhead"), based in the United Kingdom, to represent the Company in parts of Europe, and with Milspec Services in Australia and New Zealand. Muirhead accounted for approximately 7% and 6% of commercial sales for the years ended March 31, 2009 and 2008, respectively. In addition, Muirhead sells to government customers.

Item 1.        Description of Business
-------        -----------------------

               General (continued)
               -------------------

               Marketing and Distribution (continued)
               --------------------------------------

               Tel also sells its products through exclusive distributors in Spain, Portugal, and the Far East and is exploring distribution in other areas. For the years ended March 31, 2009 and 2008 total international avionics sales were 15% and 20%, respectively, of total avionics sales. Additionally, the Company has an agreement with M.P.G. Instruments s.r.l., based in Italy, wherein this distributor has the exclusive sales rights for DME/P ramp and bench test units. For the fiscal year ended March 31, 2009, sales to M.P.G. Instruments s.r.l represented 5% of total domestic and foreign government sales. The Company continues to explore additional marketing opportunities in other parts of the world, including the Far East. The Company has no material assets overseas.

               Tel also provides customers with calibration and repair services.

               Future domestic market growth, if any, will be affected in part by whether the U.S. Federal Aviation Administration (FAA) implements plans to upgrade the U.S. air traffic control system and by continuing recent industry trends towards more sophisticated avionics systems, both of which would require the design and manufacture of new test equipment. The weak financial condition of the commercial airline industry also impacts growth in this segment. The military market is affected by additional requirements of the Department of Defense. The Company believes its test equipment is recognized by its customers for its quality, durability, reliability, affordability, and by its advanced technology.

               Backlog
               -------

               Set forth below is Tel's avionics backlog at March 31, 2009 and 2008.

                                       Commercial     Government        Total
                                       ----------     ----------        -----

                     March 31, 2009    $    53,400    $11,339,621    $11,393,021
                     March 31, 2008    $    61,500    $ 7,144,235    $ 7,205,735


               Tel believes that most of its backlog at March 31, 2009 will be delivered during the next two fiscal years. The increase in government backlog is mostly attributed to the first delivery order related to the $44 million Indefinite Quantity/Indefinite Delivery (IDIQ) award from the U.S. Army on the TS-4530 IFF test set program. The first delivery order is for $5.1 million and entails the delivery of Mode 5 conversion kits, new production test sets, and related testing and documentation. Shipment of a limited number of conversion kits and production units is scheduled in the fourth quarter of this calendar year with significant shipments expected to begin next calendar year. All of the backlog is pursuant to purchase orders and all of the government contracts are fully funded. However, government contracts are always susceptible to termination for convenience by the government. Historically, the Company obtains orders which are required to be filled in less than 12 months, and therefore, these anticipated orders are not reflected in the backlog.

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

               Engineering, Research, and Development
               --------------------------------------

               In the fiscal years ended March 31, 2009 and 2008, Tel spent $2,948,356 and $2,790,961, respectively, on the engineering, research, and development of new and improved products. None of these amounts was sponsored by customers. Engineering, research, and development expenditures in fiscal year 2009 were directed primarily to the continued development of the new AN/USM-708 (CRAFT) next generation multi-function test set for the U.S. Navy, including the next generation of IFF testing sets, and the incorporation of other product enhancements in existing designs. The Company owns all of these designs.

               Tel's management believes that continued significant expenditures for engineering, research, and development are necessary to enable Tel to expand its products, sales, and profits, and to remain competitive. However, engineering, research, and development expenses are projected to increase in fiscal year 2010 as a result of efforts associated with the recently awarded TS-4530 IFF test set program.

               Personnel
               ---------

               At June 22, 2009, Tel had twenty-four full-time employees in manufacturing, materials management, and quality assurance, fourteen in administration and sales, including customer services and product support, and fifteen in engineering, research and development, none of whom belongs to a union. The Company also utilized one part-time individual in administration. From time to time, the Company also employs independent contractors to support its manufacturing, engineering, and sales organizations. At June 22, 2009, the Company utilized four independent consultants in sales, and six in engineering. Tel has been successful in attracting skilled and experienced management and scientific personnel.

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

Item 3.        Pending Legal Proceedings
-------        -------------------------

               On March 24, 2009, Aeroflex Wichita, Inc. ("Aeroflex") filed a petition against the Company and two of its employees in the District Court, Sedgwick County, Kansas, Case No. 09 CV 1141 (the "Aeroflex Action"), alleging that the Company and its two employees misappropriated Aeroflex's proprietary technology in connection with the Company winning a substantial contract from the U.S. Army (the "Award"), to develop new Mode-5 radar test sets and kits to upgrade the existing TS-4530 radar test sets to Mode 5. Aeroflex's petition alleges that in connection with the award, the Company and its named employees misappropriated Aeroflex's trade secrets; tortiously interfered with its business relationship; conspired to harm Aeroflex and tortiously interfered with its contract and seeks injunctive relief and damages. The gravamen of all the claims in the Aeroflex Action is that the Company misappropriated and used Aeroflex proprietary technology in winning the Award.

               In February 2009, subsequent to the Award to the Company, Aeroflex filed a protest of the award with the Government Accounting Office ("GAO"). In its protest, Aeroflex alleged, inter alia, that the Company used Aeroflex's proprietary technology in order to win the Award, the same material allegations as were later alleged in the Aeroflex Action. On or about March 17, 2009, the Army Contracts Attorney and the Army Contracting Officer each filed a statement with the GAO, expressly rejecting Aeroflex's allegations that the Company used or infringed Aeroflex proprietary technology in winning the Award, and concluding that the Company had used only its own proprietary technology. On April 6, 2009, Aeroflex withdrew its protest.

               The Aeroflex civil claim is currently in the jurisdiction phase and it is expected that a decision will be made on the appropriate venue sometime this summer. Based, among other things, on Tel's knowledge of the technology involved and the
               Army's detailed and emphatic refutation of Aeroflex's allegations, Tel believes that Aeroflex's claims are without merit. However, Tel anticipates that it will incur legal fees in connection with the litigation, and these costs will have an adverse effect on its results of operations for the fiscal year ending March 31, 2010.

Item 4.        Submission of Matters to a Vote of Security Holders
-------        ---------------------------------------------------

               No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.



PART II
-------

Item 5.        Market for Registrant's Common Stock and Related Stockholder
-------        ------------------------------------------------------------
               Matters
               -------

               The Common  Stock,  $.10 par value,  of the  Registrant  ("Common
               Stock") is traded on the New York Stock Exchange Amex and its symbol is TIK. The following table sets forth the high and low per share sale prices for our common stock for the periods indicated as reported for fiscal years 2009 and 2008 by the Amex:

                                      Fiscal Year
                                    Ended March 31,             High       Low
                              -----------------------------    ------     -----
                                         2009
                                         ----
                          First Quarter                         4.19       3.59
                          Second Quarter                        4.15       3.70
                          Third Quarter                         3.85       2.18
                          Fourth Quarter                        4.35       3.00

                                         2008
                                         ----
                          First Quarter                         3.85       3.50
                          Second Quarter                        3.80       3.35
                          Third Quarter                         4.24       3.65
                          Fourth Quarter                        4.24       3.68

               During  fiscal year 2009,  the Company  issued  30,500  shares of common stock upon exercise of stock options  granted  pursuant to its  1998,  2003 and 2006  Employee  Stock  Option  Plans  for an
               aggregate $72,810 which was added to working capital.  All of the shares were issued  pursuant  to our S-8  Registration  Statement filed  on  August  18,  2005.  See  Note 13 to the  Notes  to the
               Consolidated   Financial   Statements  and  Item  11,   Executive
               Compensation,  for  information  on the Company's  Employee Stock
               Option Plans of 1998, 2003 and 2006.

               In each of fiscal year 2009 and 2008 Mr. Harold K. Fletcher, CEO, converted a $50,000 convertible note due into 20,000 shares of common stock at a conversion price of $2.50 per share. These shares were sold pursuant to Section 4(2) of the Securities Act of 1933, and are restricted. These conversions reduced the Company's liabilities by $50,000 each year.

               The following table provides information as of March 31, 2009 regarding compensation plans under which equity securities of the Company are authorized for issuance.

               ----------------------------- ----------------------- ----------------------- -------------------------------
                                             Number of securities      Weighted average       Number of options remaining
                                               to be issued upon       exercise price of         available for future
                      Plan category                 exercise               options              issuance under Equity
                                                   of options                                     Compensation Plans
               ----------------------------- ----------------------- ----------------------- -------------------------------
                Equity Compensation Plans
                approved by shareholders
                                                    338,050                  $3.56                      159,120
               ----------------------------- ----------------------- ----------------------- -------------------------------
                Equity Compensation Plans
                     not approved by
                      shareholders                     --                      --                          --
               ----------------------------- ----------------------- ----------------------- -------------------------------
                          Total                     338,050                  $3.56                      159,120
               ----------------------------- ----------------------- ----------------------- -------------------------------

               See section on Equity Compensation Plan Information

               Approximate number of equity holders
               ------------------------------------

                                                                          Number of Holders
                Title of Class                                            of record as of March 31, 2009
                --------------                                            ------------------------------
                Common Stock, par value $.10 per share                         272

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

               Forward-looking  statements  include,  among  others,  statements concerning the Company's outlook, pricing trends and forces within the industry, the completion dates of projects, expected sales growth, cost reduction strategies and their results, long-term goals of the Company and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts.

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

               As previously discussed, the Company's avionics business is conducted in the Government, Commercial and General aviation markets (see Note 15 of Notes to Financial Statements for segment financial information). In January 2004, the Company completed its acquisition of ITI, a company selling products to the marine industry, and ITI's financial statements were consolidated with the Company's financial statements since then. As a result of the lack of growth in this business, and the anticipated growth of the avionics business, the Company decided to divest itself of ITI and focus on the avionics' segment. As a result, in fiscal years 2009 and 2008, the Company treated ITI as a discontinued operation. The financial statements have been prepared segregating the Company's discontinued ITI business, and fiscal year 2008 also includes a charge to write-off the remaining assets of ITI (see Note 11 to the Consolidated Financial Statements).

Item 7.        Management's Discussion and Analysis of Financial Condition and
-------        ---------------------------------------------------------------
               Results of Operations
               ---------------------

               Overview
               --------

               For the fiscal year ended March 31, 2009, the Company reported substantial increases in sales and profits over the prior fiscal year and substantial improvements in its gross margin percentage, working capital and shareholder equity.

               In February 2009, the Company won a competitive bid and was awarded a five-year firm fixed price indefinite delivery/indefinite quantity ("IDIQ") by the U.S. Army Aviation and Missile Command for the TS-4530 IFF test set, with a maximum dollar value of $44,046,866, depending on the number of units purchased. In the last three years, as previously reported, the Company also won two large competitive bid contracts from the U.S. Navy, the CRAFT and ITATS programs, with an aggregate maximum value of approximately $40 million.

               These contracts have required and will require over the next fiscal year substantial engineering and development costs. Delivery of the AN/USM-719 unit, a derivative of the CRAFT AN/USM-708, began in calendar year 2008. The Company believes that production deliveries of the ITATS unit, the AN/ARM-206, should commence in the third quarter of the current fiscal year, and production deliveries of the main CRAFT unit (AN/ARM-708)) and the TS 4530 Test set and kits should begin in calendar year 2010. The products developed under these contracts represent new generation technology, which should provide the Company with a competitive edge for years to come. Because of the continuing decline in commercial sales, the difficult economic environment, delays in several major government orders, and the temporarily high new product engineering costs, the Company expects that sales and profits in the first half of the current fiscal year will decline materially, until substantial production and delivery of the new products commence. The financial situation for the Company is expected to markedly improve in the second half of the current fiscal year and the Company expects to be profitable in the next fiscal year.

               After the Company was awarded the Army contract for the TS-4530 program, discussed above, Aeroflex Wichita, Inc. a competing bidder, ("Aeroflex") filed a protest with the General Accounting Office ("GAO') alleging that Tel won the award by using Aeroflex's proprietary technology. Tel denied Aeroflex's allegations and the Army filed two extensive statements with the GAO refuting each of Aeroflex's allegations and explaining that Tel used only Tel's own, new generation proprietary technology. On April 6, 2009, Aeroflex withdrew its Protest, and shortly thereafter, the Army withdrew its prior statutory stop work order. Since then Tel has been working on this project.

               In March,  Aeroflex  filed an action  against  Tel and two of its employees in the Civil Court in Wichita, Kansas, making substantially the same allegations that it made in its Protest to the GAO. Tel denied those allegations and is contesting the claim in the Kansas court. Based, among other things, on Tel's knowledge of the technology involved and the Army's detailed and emphatic refutation of Aeroflex's allegations, Tel believes that Aeroflex's claims are without merit. However, Tel anticipates that it will incur legal fees in connection with the litigation, and these costs will have an adverse effect on its results of operations for the fiscal year ending March 31, 2010.

Item 7.        Management's Discussion and Analysis of Financial Condition and
-------        ---------------------------------------------------------------
               Results of Operations (continued)
               ---------------------------------

               Overview (continued)
               --------------------

               At March 31, 2009, the Company had an outstanding loan balance of $450,000 on its line of credit, an increase over the prior year. The Company's credit agreement has been renewed annually since 2002 and now expires on September 29, 2009. As of March 31, 2009, there was an additional amount of approximately $637,000 available under this Agreement, based upon defined eligible receivables and inventories at that time. (see Note 7 to the Financial Statements). The Company believes that it has adequate liquidity, backlog and borrowing resources to fund operating plans for at least the next twelve months.

Item 7.        Management's Discussion and Analysis of Financial Condition and
-------        ---------------------------------------------------------------
               Results of Operations (continued)
               ---------------------------------

               Results of Operations 2009 Compared to 2008
               -------------------------------------------

               Sales
               -----

               Net sales  increased  $1,840,418  (16.4%) to $13,075,942  for the fiscal year ended March 31, 2009 as compared to the previous fiscal year. Increased shipments of the T-47N, the first shipments under the CRAFT program of the AN/USM-719, and the initial shipments of the TR-420 were partially offset by lower sales associated with the ITATS program, and a decline in commercial sales, especially the TR-220.

               Avionics government sales increased $2,941,654 (36.5%) to $10,990,774 for the fiscal year ended March 31, 2009 as compared to the prior fiscal year, primarily as a result of increased shipments of the T-47N, a negotiated billing to the government in the amount of $406,000 for additional work previously performed and expensed on the CRAFT program, the first shipments under the CRAFT program of the AN/USM-719, the initial shipments of the TR-420, and the shipment of T-47G test sets to the Canadian Air Force (through our distributor in Canada), as well as increases in other legacy products, partially offset by lower shipments of the T-30CM and AN/APM-480 and lower revenues from the ITATS program.

               Avionics commercial sales decreased from prior year by $1,101,236 (34.6%) to $2,085,167. This decrease is mostly attributed to decreases in sales of the TR-220 Multi-Function Test set and the T-36C, as a result of the continued weak financial condition of the commercial airline industry.

               Gross Margin
               ------------

               Gross margin increased $1,365,575 (28.5%) to $6,163,345 for the fiscal year ended March 31, 2009 as compared to the prior fiscal year. The increase in gross margin is primarily attributed to the increase in volume and higher gross profit percentage resulting from a change in the sales mix. The increase in gross profit dollars is also attributed to a negotiated billing to the government in the amount of $406,000 for additional work previously performed and expensed on the CRAFT program. The gross margin percentage for the fiscal year ended March 31, 2009 was 47.1% as compared to 42.7% for the fiscal year ended March 31, 2008.

               Operating Expenses
               ------------------

               Selling, general and administrative expenses increased $421,778 (17.1%) to $2,891,363 for the fiscal year ended March 31, 2009 as compared to the prior fiscal year, primarily as a result of an increase in salary and other payroll related expenses ($254K), and an increase in sales commissions to independent representatives ($235K).

               Engineering, research and development expenses increased $157,395 (5.6%) to $2,948,356 for fiscal year 2009 as compared to the prior fiscal year. This increase is mostly attributed to efforts related to the CRAFT program.

Item 7.        Management's Discussion and Analysis of Financial Condition and
-------        ---------------------------------------------------------------
               Results of Operations (continued)
               ---------------------------------

               Results of Operations 2009 Compared to 2008 (continued)
               -------------------------------------------------------

               Interest, net
               --------------

               Interest income decreased as a result of lower average cash balances. Interest expense increased as a result of the cumulative increased borrowings associated with the line of credit and the loan against the cash surrender value of the keyman life insurance policy.

               Income (Loss) from Continuing Operations before Income Taxes
               ------------------------------------------------------------

               As a result of the above, the Company recorded income from continuing operations before income taxes of $281,442 for the fiscal year ended March 31, 2009 as compared to a loss from continuing operations before income taxes of $488,357 for the fiscal year ended March 31, 2008.

               Income Taxes for Continuing Operations
               --------------------------------------

               An income tax provision in the amount of $151,228 was recorded for the fiscal year ended March 31, 2009 as compared to an income tax benefit of $157,752 for the prior fiscal year. The change is due to the income before taxes for the fiscal year ended March 31, 2009 as compared to a loss before taxes for the fiscal year ended March 31, 2008.

               Net Income (Loss) from Continuing Operations, Net of Taxes
               ----------------------------------------------------------

               As a result of the above, the Company recorded net income from continuing operations, net of taxes, of $130,214 for the fiscal year ended March 31, 2009 as compared to a net loss from continuing operations, net of taxes of $330,605 for the fiscal year ended March 31, 2008.

               Income (Loss) from Operations of Discontinued Operations,  Net of
               ---------------------------------------------------------  ------
               Taxes
               -----

               For the fiscal year ended March 31, 2009, the Company recorded income from discontinued operations, net of taxes, of $66,023 as compared to a loss from discontinued operations, net of taxes of $100,280 for the prior fiscal year, primarily as a result of the reclassification of certain allocated fixed costs to continuing operations and sales of products that were written-off in 2008, and the termination of marketing and engineering expenses

               Loss on Disposal of Discontinued Operations, Net of Taxes
               ---------------------------------------------------------

               In March 2008, the Company wrote-off all the assets of ITI, including inventories and property, plant and equipment in the amount of $150,897, net of $77,735 of taxes.

Item 7.        Management's Discussion and Analysis of Financial Condition and
-------        ---------------------------------------------------------------
               Results of Operations (continued)
               ---------------------------------

               Results of Operations 2009 Compared to 2008 (continued)
               -------------------------------------------------------

               Net Income (Loss)
               -----------------

               As a result of the net income from continuing operations and the net income from discontinued operations, the Company recorded net income of $196,237 for the fiscal year ended March 31, 2009 as compared to a net loss of $581,782 for the fiscal year ended March 31, 2008.

               Liquidity and Capital Resources
               -------------------------------

               At March 31, 2009, the Company had working capital of $3,284,115 as compared to $2,681,511 at March 31, 2008. For the year ended March 31, 2009, the Company generated $12,639 of cash from operating activities as compared to using $445,954 of net cash to fund operating activities in the prior year. This increase in cash provided by operating activities is primarily attributed to the Company generating an operating profit for the year and the decrease in unbilled receivables as compared to the prior fiscal year, mostly offset by the decrease in accounts payable. The cash balance at March 31, 2009 was $601,887 as compared to $469,906 at March 31, 2008.

               For the year ended March 31, 2009, the Company used $121,046 in investing activities as compared to using $228,321 in fiscal year 2008. The decrease is attributed to a decline in capital asset purchases.

               Cash provided by financing activities was $240,388 in fiscal year 2009 as compared to $488,345 in fiscal year 2008. This decrease is primarily attributed to lower new borrowings from the line of credit and a decrease in proceeds from the exercise of stock options partially offset by proceeds from a loan on the cash surrender value of a life insurance policy.

               At March 31, 2009 the Company had an outstanding loan balance of $450,000 on which it currently pays 3.75% interest. The line of credit is collateralized by substantially all of the assets of the Company. The bank extended the credit agreement until September 30, 2009, and the new agreement includes a new expanded borrowing base. As of March 31, 2009, remaining availability under this modified line was approximately $637,000 based upon eligible receivables and inventories at March 31, 2009. In the first quarter of the current fiscal year the Company did not make any additional borrowings, and the remaining availability was approximately $450,000 at June 25, 2009.

               On certain government contracts the Company has been granted progress payments from the government, which allows the Company to bill and collect a portion of its incurred costs on long-term programs, thus helping to fund the upfront costs of these programs.

               The Company believes that it has adequate liquidity, backlog and borrowing resources to fund operating plans for at least the next twelve months. Currently, the Company has no material capital expenditure requirements.

               There was no significant impact on the Company's operations as a result of inflation for the year ended March 31, 2009.

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

 Item 7.       Management's Discussion and Analysis of Financial Condition and
 -------       ---------------------------------------------------------------
               Results of Operations (continued)
               ---------------------------------

               Critical Accounting Policies (continued)
               ----------------------------------------

               Accounts receivable - the Company performs ongoing credit evaluations of its customers and adjusts credit limits based on customer payment and current credit worthiness, as determined by review of their current credit information. The Company continuously monitors credits and payments from its customers and maintains provision for estimated credit losses based on its historical experience and any specific customer issues that have been identified. For the year ended March 31, 2009 approximately 67% of the Company's sales were to the U.S. Government. While such credit losses have historically been within our expectation and the provision established, the Company cannot guarantee that it will continue to receive positive results.

               Income taxes - deferred tax assets arise from a variety of sources, the most significant being: a) tax losses that can be carried forward to be utilized against profits in future years;
               b) expenses recognized in the books but disallowed in the tax return until the associated cash flow occurs; and c) valuation changes of assets which need to be tax effected for book purposes but are taxable only when the valuation change is realized. Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using enacted tax rates and laws that are expected to be in effect when such differences are expected to reverse. The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance for any tax benefit which is not more likely than not to be realized. In assessing the need for a valuation allowance, future taxable income is estimated, considering the realization of tax loss carryforwards. Valuation allowances related to deferred tax assets can also be affected by changes to tax laws, changes to statutory tax rates and future taxable income levels. In the event it was determined that the Company would not be able to realize all or a portion of our deferred tax assets in the future, we would reduce such amounts through a charge to income in the period in which that determination is made. Conversely, if we were to determine that we would be able to realize our deferred tax assets in the future in excess of the net carrying amounts, we would decrease the recorded valuation allowance through an increase to income in the period in which that determination is made. In its evaluation of a valuation allowance the Company takes into account existing contracts and backlog, and the probability that options under these contract awards will be exercised as well as sales of existing products. The Company prepares profit projections based on the revenue and expenses forecast to determine that such revenues will produce sufficient taxable income to realize the deferred tax assets

               Off Balance Sheet Arrangements
               ------------------------------

               The Company is not party to any off-balance sheet arrangements that may affect its financial position or its results of operations

Item 7.        Management's Discussion and Analysis of Financial Condition and
-------        ---------------------------------------------------------------
               Results of Operations (continued)
               ---------------------------------

               New Accounting Pronouncements

               In December 2007, the FASB issued SFAC No 141(R), "Business Combinations." This statement provides new accounting guidance and disclosure requirements for business combinations. SFAS No 141(R) is effective for business combinations which occur in the first fiscal year beginning on or after December 15, 2008. The adoption of SFAS 141(R) will not have a significant impact on the Company's consolidated financial statements or financial position, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions the Company consummates after the effective date.

               In March 2008, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 161, "Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133" ("SFAS 161"), which modifies and expands the disclosure requirements for derivative instruments and hedging activities. SFAS 161 requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation and requires quantitative disclosures about fair value amounts and gains and losses on derivative instruments. It also requires disclosures about credit-related contingent features in derivative agreements. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. SFAS 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company adopted this standard effective January 1, 2009. The implementation of this standard did not have a material impact on the disclosures related to the Company's consolidated financial statements.

               In April 2009, the FASB issued FSP FAS FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. FSP FAS 107-1 and APB 28-1 are effective for interim and annual reporting periods ending after June 15, 2009. The Company will make the disclosures required by this statement.

Item 8.     Financial Statements and Supplementary Data
-------     -------------------------------------------
                                                                           Pages
                                                                           -----
            (1)    Financial Statements:

                   Report of Independent Registered Public Accounting Firm    19

                   Consolidated Balance Sheets - March 31, 2009 and 2008      20

                   Consolidated Statements of Operations - Years Ended
                    March 31, 2009 and 2008                                   21

                   Consolidated Statements of Changes in Stockholders'
                    Equity - Years Ended March 31, 2009 and 2008              22

                   Consolidated Statements of Cash Flows - Years Ended
                    March 31, 2009 and 2008                                   23

                   Notes to Consolidated Financial Statements            24 - 45

            (2)    Financial Statement Schedule:
                   II - Valuation and Qualifying Accounts                     46

Report of Independent Registered Public Accounting Firm
-------------------------------------------------------



          The Board of Directors and Stockholders of
          Tel-Instrument Electronics Corp
          Carlstadt, New Jersey




          We have audited the accompanying consolidated balance sheets of Tel-Instrument Electronics Corp and subsidiary (the "Company") as of March 31, 2009 and 2008 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended March 31, 2009. We have also audited the schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

          We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audits provide a reasonable basis for our opinion.

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tel-Instrument Electronics Corp and subsidiary as of March 31, 2009 and 2008, and the results of their operations and their cash flows for each of the two years in the period ended March 31, 2009 in conformity with accounting principles generally accepted in the United States.

          Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidation financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.





          /s/  BDO Seidman, LLP
          -----------------------------
               BDO Seidman, LLP
               Woodbridge, New Jersey

          June 29, 2009



     TEL-INSTRUMENT ELECTRONICS CORP

     Consolidated Balance Sheets

ASSETS                                                                      March 31,     March 31,
                                                                              2009          2008
                                                                          -----------    -----------
Current assets:
        Cash                                                              $   601,887    $   469,906
        Accounts receivable, net of allowance for doubtful accounts
             of $40,304 and $31,206                                         1,516,698      1,223,753
        Unbilled government receivables                                     1,265,470      1,100,323
        Inventories, net                                                    2,206,546      2,075,542
        Taxes receivable                                                         --           44,612
        Prepaid expenses and other                                             90,509         96,834
        Deferred income tax asset                                             461,631        531,975
                                                                          -----------    -----------
             Total current assets                                           6,142,741      5,542,945

Equipment and leasehold improvements, net                                     437,974        532,240
Deferred income tax asset - non-current                                       852,413        900,221
Other assets                                                                   72,261        142,069
                                                                          -----------    -----------

Total assets                                                              $ 7,505,389    $ 7,117,475
                                                                          ===========    ===========

LIABILITIES AND STOCKHOLDERS'  EQUITY

Current liabilities:
      Line of credit                                                      $   450,000    $   350,000
      Convertible note payable - related party                                   --           50,000
      Accounts payable                                                        456,343        928,367
      Deferred revenues                                                        21,891         55,014
      Accrued expenses - vacation pay, payroll and payroll withholdings       326,202        348,683
      Accrued expenses - related parties                                       44,053         41,925
      Accrued expenses - other                                              1,560,137      1,087,445
                                                                          -----------    -----------
             Total current liabilities                                      2,858,626      2,861,434

Deferred revenues                                                              43,243         43,818
                                                                          -----------    -----------

         Total liabilities                                                  2,901,869      2,905,252
                                                                          -----------    -----------

Commitments and contingencies

Stockholders' equity
Common stock, 4,000,000 shares authorized, par value $.10 per share,
      2,478,761 and 2,428,261 shares issued and outstanding                   247,876        242,816
Additional paid-in capital                                                  4,801,272      4,611,272
Accumulated deficit                                                          (445,628)      (641,865)
                                                                          -----------    -----------

             Total stockholders' equity                                     4,603,520      4,212,223
                                                                          -----------    -----------

Total liabilities and stockholders' equity                                $ 7,505,389    $ 7,117,475
                                                                          ===========    ===========


The accompanying notes are an integral part of the consolidated financial statements

                                                  20



     TEL-INSTRUMENT ELECTRONICS CORP

     Consolidated Statements of Operations



                                                                   For the years ended March 31,
                                                                   -----------------------------
                                                                       2009            2008
                                                                   ------------    ------------
Net sales                                                          $ 13,075,942    $ 11,235,524

Cost of sales                                                         6,912,597       6,437,754
                                                                   ------------    ------------

              Gross margin                                            6,163,345       4,797,770
                                                                   ------------    ------------

Operating expenses:
  Selling, general and administrative                                 2,891,363       2,469,585
  Engineering, research and development                               2,948,356       2,790,961
                                                                   ------------    ------------

              Total operating expenses                                5,839,719       5,260,546
                                                                   ------------    ------------

Income (loss) from continuing operations                                323,626        (462,776)

Other income/(expense):
              Interest income                                             4,206          16,461
              Interest expense                                          (44,140)        (37,542)
              Interest  expense -  related parties                       (2,250)         (4,500)
                                                                   ------------    ------------

Income (loss) from continuing operations before income taxes            281,442        (488,357)

              Provision (benefit) for income taxes                      151,228        (157,752)
                                                                   ------------    ------------

Income (loss) from continuing operations, net of income taxes           130,214        (330,605)
                                                                   ------------    ------------

Discontinued operations:
  Income (loss) from operations of discontinued operations,
       adjusted for applicable income tax provision or benefit           66,023        (100,280)
  Loss on disposal of division, adjusted for applicable
       income tax benefit                                                  --          (150,897)
                                                                   ------------    ------------

Income (loss) from discontinued operations, net of income taxes          66,023        (251,177)
                                                                   ------------    ------------

Net Income (loss)                                                  $    196,237    $   (581,782)
                                                                   ============    ============

Income (loss) from continuing operations, net of  income taxes:
   Basic and diluted income (loss) per common share                $       0.05    $      (0.14)
                                                                   ============    ============

Income (loss) from discontinued operations, net of income taxes:
   Basic and diluted income (loss) per common share                $       0.03    $      (0.11)
                                                                   ============    ============

Net income (loss)
  Basic and diluted income (loss) per common share                 $       0.08    $      (0.25)
                                                                   ============    ============

Weighted average number of shares outstanding
          Basic                                                       2,448,607       2,375,577
                                                                   ============    ============
          Diluted                                                     2,448,607       2,375,577
                                                                   ============    ============


The accompanying notes are an integral part of the consolidated financial statements.

                                               21



     TEL-INSTRUMENT ELECTRONICS CORP
     Consolidated Statements of Changes in Stockholders' Equity



                                                                                       (Accumulated
                                                     Common Stock          Additional     Deficit)
                                              # of Shares                   Paid-In       Retained
                                                Issued        Amount        Capital       Earnings        Total
                                              -----------   -----------   -----------   -----------    -----------
 Balances  at April 1, 2007                     2,341,861   $   234,186   $ 4,380,149   $   (60,083)   $ 4,554,252

Net loss                                             --            --            --        (581,782)      (581,782)
Non-cash stock-based compensation                    --            --          39,708          --           39,708
Conversion of notes payable to common stock        20,000         2,000        48,000          --           50,000
Issuance of common stock for compensation           3,000           300        11,400          --           11,700
Issuance of common stock in connection
   with the exercise of stock options              63,400         6,330       132,015          --          138,345
                                              -----------   -----------   -----------   -----------    -----------

Balances  at March 31, 2008                     2,428,261       242,816     4,611,272      (641,865)     4,212,223

Net income                                           --            --            --         196,237        196,237
Non-cash stock-based compensation                    --            --          54,064          --           54,064
Tax benefit of stock options exercised               --            --          18,186          --           18,186
Conversion of notes payable to common stock        20,000         2,000        48,000          --           50,000
Issuance of common stock in connection
  with the exercise of stock options               30,500         3,060        69,750          --           72,810
                                              -----------   -----------   -----------   -----------    -----------

Balances at March 31, 2009                      2,478,761   $   247,876   $ 4,801,272   $  (445,628)   $ 4,603,520
                                              ===========   ===========   ===========   ===========    ===========


The accompanying notes are an integral part of the consolidated financial statements.

                                                         22



     TEL-INSTRUMENT ELECTRONICS CORP

     Consolidated Statements of Cash Flows



                                                                       For the years ended March 31,
                                                                       -----------------------------
                                                                            2009           2008
                                                                        -----------    -----------
Cash flows from operating activities:
    Net income (loss)                                                   $   196,237    $  (581,782)
    Adjustments to reconcile net income (loss) to net cash
       Provided by (used in) operating activities:
          Deferred income taxes                                             102,326       (157,752)
          (Income) loss from discontinued operations                        (66,023)       251,177
          Allowance for doubtful accounts                                     9,650           --
          Depreciation and amortization                                     186,691        192,010
          Issuance of stock for compensation                                   --
                                                                                            11,700
          Provision for inventory obsolescence                               72,972         60,000
          Decrease (increase) in cash surrender value of life                 3,711        (59,446)
insurance
          Non-cash stock-based compensation
                                                                             54,064         39,708
          Changes in assets and liabilities:
          Increase in accounts receivable                                  (302,595)      (241,539)
          Increase in unbilled government receivables                      (165,147)    (1,100,323)
          Increase in inventories                                          (175,355)       (12,206)
              Decrease (increase) in taxes receivable                        44,612        (15,836)
          Decrease (increase) in prepaid expenses and other                   4,844            (86)
          (Decrease) increase in accounts payable                          (472,024)       556,261
          Decrease  in deferred revenues                                    (33,698)       (40,233)
              Increase in accrued expenses                                  452,339        515,634
              Decrease in net assets of discontinued operations             100,035        136,759
                                                                        -----------    -----------

                  Net cash provided by (used in) operating activities        12,639       (445,954)
                                                                        -----------    -----------


Cash flows from investing activities:
   Acquisition of equipment                                                (121,046)      (228,321)
                                                                        -----------    -----------

            Net cash used in investing activities                          (121,046)      (228,321)
                                                                        -----------    -----------

Cash flows from financing activities:
   Proceeds from exercise of stock options                                   72,810        138,345
   Proceeds from line of credit                                             350,000        350,000
   Repayment of line of credit                                             (250,000)          --
   Proceeds from loan on life insurance                                      67,578           --
                                                                        -----------    -----------
policy

            Net cash provided by financing activities                       240,388        488,345
                                                                        -----------    -----------

Net increase (decrease) in cash                                             131,981       (185,930)

Cash,  beginning of year                                                    469,906        655,836
                                                                        -----------    -----------

Cash,  end of year                                                      $   601,887    $   469,906
                                                                        ===========    ===========

Supplemental cash flow information:
   Taxes paid                                                           $    20,790    $      --
                                                                        ===========    ===========
   Interest paid                                                        $    27,116    $    43,549
                                                                        ===========    ===========

Supplemental non-cash information
   Notes converted into common stock                                    $    50,000    $    50,000
                                                                        ===========    ===========


The accompanying notes are an integral part of the consolidated financial statements.

                                                 23

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

         In January, 2004, the Company acquired Innerspace Technology, Inc. ("ITI"). ITI has been in the marine instrumentation systems business for over 30 years manufacturing and distributing a variety of shipboard and underwater instruments to hydrographers, oceanographers, researchers, engineers, geophysicists, and surveyors worldwide. As a result of the lack of growth in this business, and the anticipated growth of the avionics business, the Company decided to divest itself of this business in 2008 and focus on the avionics' segment. As a result, in fiscal years 2009 and 2008, the Company treated ITI as a discontinued operation. The financial statements have been prepared segregating the Company's discontinued ITI business, and fiscal year 2008 also includes a charge to write-off the remaining assets of ITI (see Note 11 to the Consolidated Financial Statements).

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

         Revenues for repairs and calibrations of the Company's products represent approximately 8% of revenues for the year ended March 31, 2009. These revenues are for units that are periodically returned for annual calibrations and/or for repairs after the warranty period has expired. The Company does not recognize any revenue from repairs and calibrations when the units are originally shipped. Revenues on repairs and calibrations are recognized at time the repaired or calibrated unit is shipped as it is at this time that the work is completed. The

TEL-INSTRUMENT ELECTRONICS CORP

Notes To Consolidated Financial Statements

2.       Summary of Significant Accounting Policies (Continued)

         Revenue Recognition (continued):

         Company's terms are F.O.B. Plant, and as such, delivery has occurred, and revenue recognized, when picked up and acknowledged by a common carrier.

         Due to the unique nature of the Intermediate Level TACAN Test Set ("ITATS") contract, wherein a significant portion of this contract will not be delivered for over a year, revenues under this contract are recognized on a percentage-of-completion basis, which recognizes sales and profit as they are earned, rather than at the time of shipment. Revenues and profits are estimated using the cost-to-cost method of accounting where revenues are recognized and profits recorded based upon the ratio of costs incurred to estimate of total costs at completion. The ratio of costs incurred to date to the estimate of total costs at completion is applied to the contract value to determine the revenues and profits. When adjustments in estimated contract revenues or estimated costs at completion are required, any changes from prior estimates are recognized by recording adjustments in the current period for the inception-to-date effect of the changes on current and prior periods. The Company also receives progress billings on this program, which is a funding mechanism by the government to assist contractors on long-term contracts prior to delivery. (See Note
         4).

         Shipping and handling costs charged to customers are classified as sales, and the shipping and handling costs incurred are included in cost of sales.

         Payments received prior to the delivery of units or services performed are recorded as deferred revenues

         Fair Value of Financial Instruments:

         The carrying amounts of cash and other current assets and liabilities approximate fair value due to the short-term maturity of these investments.

         Concentrations of Credit Risk:

         Cash held in banks: The Company maintains its cash balances in U.S. Financial Institutions, and amounts at times exceed the Federal Deposit Insurance Company limits.

         Accounts Receivable: The Company's avionics customer base is primarily comprised of airlines, distributors, and the U.S. Government. As of March 31, 2009, the Company believes it has no significant risk related to its concentration within its accounts receivable.

TEL-INSTRUMENT ELECTRONICS CORP

Notes To Consolidated Financial Statements

2.       Summary of Significant Accounting Policies (Continued)

         Unbilled Government Receivables:

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

         Equipment and Leasehold Improvements:

         Office  and  manufacturing   equipment  are  stated  at  cost,  net  of
         accumulated depreciation. Depreciation and amortization are provided on a straight-line basis over periods ranging from 3 to 8 years.

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

         Advertising Expenses:

         Advertising expenses consist primarily of costs for direct advertising. The Company expenses all advertising costs as incurred, and classifies these costs under selling, general and administrative expenses, which advertising costs amounted to $3,095 and $31,171 for the years ended March 31, 2009 and 2008, respectively.

TEL-INSTRUMENT ELECTRONICS CORP

Notes To Consolidated Financial Statements

2.       Summary of Significant Accounting Policies (Continued)

         Net Income (Loss) Per Common Share:

         Basic net income (loss) per share attributable to common stockholders is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted income per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period, including common stock equivalents, such as stock options using the treasury stock method. Diluted loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period and excludes the anti-dilutive effects of common stock equivalents.

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

TEL-INSTRUMENT ELECTRONICS CORP

Notes To Consolidated Financial Statements

2.       Summary of Significant Accounting Policies (Continued)

         Accounting for Income Taxes (continued):

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

         Interest and penalties related to income tax matters, if applicable, will be recognized as income tax expense. During the years ended March 31, 2009 and 2008 the Company did not incur any expense related to interest or penalties for income tax matters, and no such amounts were accrued as of March 31, 2009 and 2008.

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

         Additional information and disclosure on our adoption of SFAS No. 123R are provided in Note 13.

         Long-Lived Assets:

         The Company assesses the recoverability of the carrying value of its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future, undiscounted cash flows expected to be generated by an asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. No impairment losses have been recognized for the years ended March 31, 2009 and 2008, respectively.

TEL-INSTRUMENT ELECTRONICS CORP

2.       Summary of Significant Accounting Policies (continued)

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

         Reclassifications:

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

         Risks and Uncertainties:

         The Company's operations are subject to a number of risks, including but not limited to changes in the general economy, demand for the Company's products, the success of its customers, research and development results, reliance on the government and commercial markets, litigation, and the renewal of its line of credit. The Company has major contracts with the U.S. Government, which like all government contracts are subject to termination.

TEL-INSTRUMENT ELECTRONICS CORP

2.       Summary of Significant Accounting Policies (continued)

         New Accounting Pronouncements:

         In December 2007, the FASB issued SFAC No 141(R), "Business Combinations." This statement provides new accounting guidance and disclosure requirements for business combinations. SFAS No 141(R) is effective for business combinations which occur in the first fiscal year beginning on or after December 15, 2008. The adoption of SFAS 141(R) will not have a significant impact on the Company's consolidated financial statements or financial position, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions the Company consummates after the effective date.

         In March 2008, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 161, "Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133" ("SFAS 161"), which modifies and expands the disclosure requirements for derivative instruments and hedging activities. SFAS 161 requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation and requires quantitative disclosures about fair value amounts and gains and losses on derivative instruments. It also requires disclosures about credit-related contingent features in derivative agreements. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. SFAS 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company adopted this standard effective January 1, 2009. The implementation of this standard did not have a material impact on the disclosures related to the Company's consolidated financial statements.

         In April 2009, the FASB issued FSP FAS FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. FSP FAS 107-1 and APB 28-1 are effective for interim and annual reporting periods ending after June 15, 2009. The Company will make disclosures required by this statement.



TEL-INSTRUMENT ELECTRONICS CORP

Notes To Consolidated Financial Statements (Continued)



3.       Accounts Receivable

         The following table sets forth the components of accounts receivable:

                                                                                   March 31,
                                                                                   ---------
                                                                              2009           2008
                                                                              ----           ----
                Government                                               $  1,199,989   $    647,063
                Commercial                                                    357,013        607,896
                Less: Allowance for doubtful accounts                         (40,304)       (31,206)
                                                                         ------------   ------------

                                                                         $  1,516,698   $  1,223,753
                                                                         ============   ============
4.       Inventories

         Inventories consist of:

                                                                                   March 31,
                                                                                   ---------
                                                                              2009           2008
                                                                              ----           ----
                Purchased parts                                          $  1,534,184   $  1,246,733
                Work-in-process                                               918,038        881,472
                Finished  goods                                               104,243        224,284
                Less: Allowance for obsolete inventory                       (349,919)      (276,947)
                                                                         ------------   ------------

                                                                         $  2,206,546   $  2,075,542
                                                                         ============   ============

                Work-in-process inventory includes $328,162 and $310,917 for government contracts at March 31, 2009 and 2008, respectively.


TEL-INSTRUMENT ELECTRONICS CORP

Notes To Consolidated Financial Statements (Continued)


5.       Equipment and Leasehold Improvements

         Equipment and leasehold improvements consist of the following:

                                                                                   March 31,
                                                                                   ---------
                                                                              2009           2008
                                                                              ----           ----
                Leasehold Improvements                                   $    506,311   $    506,311
                Machinery and equipment                                     1,584,475      1,542,373
                Automobiles                                                    16,514         16,514
                Sales equipment                                               544,270        501,490
                Assets under capitalized leases                               367,623        367,623
                Less: Accumulated depreciation & amortization              (2,581,219)    (2,402,071)
                                                                         ------------   ------------
                                                                         $    437,974   $    532,240
                                                                         ============   ============

         Depreciation and amortization expense for the years ended March 31, 2009 and 2008 was $186,691 and $192,010, respectively.



6.       Accrued Expenses

         Accrued vacation pay, payroll and payroll withholdings consist of the following:

                                                                                   March 31,
                                                                                   ---------
                                                                              2009           2008
                                                                              ----           ----

                Accrued vacation pay                                     $    210,615   $    238,040
                Accrued payroll and payroll withholdings                      115,587        110,643
                                                                         ------------   ------------
                                                                         $    326,202   $    348,683
                                                                         ============   ============

         Accrued vacation pay, payroll and payroll withholdings includes $84,534 and $88,570 at March 31, 2009 and 2008, respectively, which is due to officers.

TEL-INSTRUMENT ELECTRONICS CORP

Notes To Consolidated Financial Statements (Continued)


6.       Accrued Expenses (continued)

         Accrued expenses - other consist of the following:

                                                                                   March 31,
                                                                                   ---------
                                                                              2009           2008
                                                                              ----           ----
                Accrued consulting                                       $    128,118   $    115,199
                Accrued outside contractor costs                              856,615        667,733
                Accrued commissions                                           255,359         95,371
                Accrued audit and tax preparation fees                           --           88,400
                Accrued - other                                               320,045        120,742
                                                                         ------------   ------------
                                                                         $  1,560,137   $  1,087,445
                                                                         ============   ============


         Accrued expenses - related parties consists of the following:

                                                                                   March 31,
                                                                              2009           2008
                Professional fees to non-employee
                  officer and stockholder                                $     17,314   $     16,226
                Reimbursement of expenses due to
                    the Company's President                                     2,500          9,000
                Interest and other expenses due to
                  Company's Chairman/CEO                                       24,239         16,699
                                                                         ------------   ------------
                                                                         $     44,053   $     41,925
                                                                         ============   ============

7.       Line of Credit

         The Company has a line of credit from a bank,  which expires  September
         30, 2009. The agreement  includes a borrowing base  calculation tied to accounts  receivable  and  inventories.  Interest  on  any  outstanding balances is payable  monthly at an annual  interest rate of one-half of one  percent  (0.5%)  above the  lender's  prevailing  base  rate.  The
         Company's interest rate was 3.75% and 5.75% at March 31, 2009 and 2008, respectively.  The Company pays no fees on the unused portion. The line is  collateralized  by substantially  all of the assets of the Company.
         The credit facility  requires the Company to maintain certain financial covenants.  As of March 31, 2009 and March 31, 2008, the Company was in
         compliance  with all financial  covenants.  At March 31, 2009 and 2008,
         the  Company  had  outstanding   balances  of  $450,000  and  $350,000,
         respectively.  As of March 31, 2009, the remaining  availability  under this  line  is  approximately  $637,000,  based  upon  receivables  and inventories at March 31, 2009.

                                       33


               .
TEL-INSTRUMENT ELECTRONICS CORP

Notes To Consolidated Financial Statements (Continued)

8.       Income Taxes

         Income tax provision (benefit):

                                                                         March 31,      March 31,
                                                                         ---------      ---------
                                                                              2009           2008
                                                                              ----           ----
         Current:

                               Federal                                   $       --     $       --

                               State and local                                 48,902          3,851
                                                                         ------------   ------------
                               Total current tax provision                     48,902          3,851
                                                                         ------------   ------------
         Deferred:
                               Federal                                         89,705       (137,363)
                              State and local                                  12,621        (24,240)
                                                                         ------------   ------------

                               Total deferred tax benefit                     102,326       (161,603)
                                                                         ------------   ------------

         Total provision (benefit)                                       $    151,228   $   (157,752)
                                                                         ============   ============

         The components of the Company's deferred taxes at March 31, 2009 and 2008 are as follows:

                                                                            March 31,      March 31,
                                                                            ---------      ---------
                                                                                2009            2008
                                                                                ----            ----
         Deferred tax assets:
            Net operating loss carryforwards & credits                   $    930,000      1,062,000
            Discontinued operations                                            64,000         91,000
            Allowance for doubtful accounts                                    16,000         12,000
            Reserve for inventory obsolescence                                140,000        111,000
            Inventory capitalization                                           45,000         47,000
            Deferred payroll and accrued interest                              16,000         20,000
            Vacation accrual                                                   84,000         95,000
            Warranty reserve                                                   26,000         15,000
            Deferred revenues                                                  26,000         40,000
            Stock options                                                      21,000           --
            Non-compete agreement                                              23,000         25,000
            Depreciation                                                       18,000         18,000
                                                                         ------------   ------------
            Deferred tax asset                                              1,409,000      1,536,000
            Less valuation allowance                                           95,000        104,000
                                                                         ------------   ------------

            Deferred tax asset, net                                      $  1,314,000      1,432,000
                                                                         ============   ============

            Deferred tax asset - current                                 $    462,000        532,000
            Deferred tax asset - long-term                                    852,000        900,000
                                                                         ------------   ------------
            Total                                                        $  1,314,000      1,432,000
                                                                         ============   ============

TEL-INSTRUMENT ELECTRONICS CORP

Notes To Consolidated Financial Statements (Continued)

8.       Income Taxes (Continued)

         The   recognized   deferred  tax  asset  is  based  upon  the  expected
         utilization  of its benefit  from the  reversal of tax asset  temporary differences.  The Company has net operating loss ("NOL")  carryforwards of approximately  $2,256,000 at March 31, 2009, of which  approximately
         $254,000 is subject to  limitations  under  Section 382 of the Internal
         Revenue Code. These carryforward  losses are available to offset future taxable  income,  and  begin to expire in the year  2024.  A  valuation allowance has been recorded  against  certain state net operating  loss carryforwards,  since  management does not believe that the realization of these NOL's is more likely than not.

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

         A reconciliation of the income tax benefit at the statutory Federal tax rate of 34% to the income tax benefit recognized in the financial statements is as follows:

                                                                                  March 31,      March 31,
                                                                                  ---------      ---------
                                                                                       2009           2008
                                                                                       ----           ----

         Income tax expense (benefit) - statutory rate                          $    95,691    $  (166,041)
         Income tax  expenses - state and local,  net of federal  benefit            40,605        (15,998)
         Non-deductible expenses                                                     10,940         24,071
         Other                                                                        3,992            216
                                                                                -----------    -----------
         Income tax expense (benefit)                                           $   151,228    $  (157,752)

 TEL-INSTRUMENT ELECTRONICS CORP

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

         In November 2002 the Company paid and redeemed $100,000 of the previously matured and extended Notes. The Notes bore interest at a rate of 10% per annum, payable semi-annually on the last day of September and March of each year. Effective October 1, 2003, the interest rate was changed to 4.5%. The Company was required to prepay the outstanding balance of the Notes and any accrued interest thereon, if the Company sold all or substantially all of its assets. The Notes were convertible into newly issued common shares of the Company at the conversion price of $2.50 per share. The conversion price, which exceeded the market price of the stock at the time the Notes were issued, was to be adjusted for any stock dividends, stock issuances or capital reorganizations. The Notes may be redeemed by the Company prior to maturity upon giving written notice of not less than 30 days or more than 60 days at a redemption price equal to 120% of the principal if redeemed two years or more prior to the maturity date or 110% of the principal if redeemed more than one year, but less than two years prior to the maturity date.

         In May 2004, the Company and its Chairman/CEO renegotiated the terms of the Notes payable-related party. The Notes became serially due in consecutive years beginning March 31, 2005. The interest rate remains at 4.5%. On March 31, 2009 and 2008, respectively, each of the $50,000 notes due was converted into 20,000 shares of the Company's common stock at $2.50 per share. The total principal amount outstanding was $-0- and $50,000 at March 31, 2009 and 2008, respectively. Interest expense amounted to $2,250 and $4,500 for the years ended March 31, 2009 and 2008, respectively.

         The Company has obtained legal services from a non-employee officer/stockholder with the related fees amounting to $84,948 and $79,935 for the years ended March 31, 2009 and 2008, respectively. The Company obtained management and marketing services from a director/officer/stockholder with the related fees amounting to $73,370 and $85,090 for the years ended March 31, 2009 and 2008, respectively.

10.      Commitments

         The Company leases manufacturing and office space under an operating lease agreement expiring in February 2011. Under terms of the lease, the Company pays all real estate taxes and utility costs for the premises.

         In addition, the Company has agreements to lease equipment for use in the operations of the business under operating leases.



TEL-INSTRUMENT ELECTRONICS CORP

Notes To Consolidated Financial Statements (Continued)

10.      Commitments (continued)

         The following is a schedule of approximate future minimum rental payments for operating leases subsequent to the year ended March 31, 2009.

                 Years Ended March 31,

                    2010                       $   181,000
                    2011                           149,000
                    2012 and thereafter              2,000

                                               $   332,000
                                               ===========

         Total rent  expense,  including  real estate taxes,  was  approximately
         $261,000  and  $250,000  for the years  ended  March 31, 2009 and 2008, respectively.

         The Company sponsors a 401k Plan in which employee contributions on a pre-tax basis are supplemented by matching contributions by the Company. The Company charged to operations $15,273 and $11,526 as its matching contribution to the Company's 401k Plan for the years ended
         March 31, 2009 and 2008, respectively.

11.      Discontinued Operations

         In 2008, the Board of Directors approved discontinuing the Company's marine systems division. As a result, the consolidated financial statements present the marine systems division as a discontinued operation.

         The Company wrote-off fixed assets of approximately $77,000 and inventories of approximately $151,000 in fiscal, year 2008.

         The Company's decision to discontinue its marine operations was based primarily on the historical losses sustained and management's intent to focus on its avionics business

         The following  tables  reflects sales,  costs and expenses,  and income
         (loss) from discontinued  operations,  net of taxes for the years ended
         March 31, 2009 and 2008, respectively.

             ---------------------------------------------------------------------------- ---------------- --------------
                                                                                                     2009           2008
             ---------------------------------------------------------------------------- ---------------- --------------
             Discontinued Operations:
             ---------------------------------------------------------------------------- ---------------- --------------
             Sales                                                                              $ 250,707      $ 543,917
             ---------------------------------------------------------------------------- ---------------- --------------
             Costs and expenses                                                                   150,672        672,476
                                                                                                ---------      ---------
             ---------------------------------------------------------------------------- ---------------- --------------
             Income (loss) from operations of discontinued operations                             100,035       (128,559)
             ---------------------------------------------------------------------------- ---------------- --------------
             Income (loss) from operations of discontinued operations , net of
             provision for income tax of $34,012 for 2009 and benefit of  $28,279 for              66,023       (100,280)
             2008                                                                               ---------      ---------
             ---------------------------------------------------------------------------- ---------------- --------------
             Loss on disposal of discontinued operations before income taxes                         --         (228,632)
                                                                                                ---------
             ---------------------------------------------------------------------------- ---------------- --------------
             Income tax benefit                                                                      --          (77,735)
                                                                                                ---------      ---------
             ---------------------------------------------------------------------------- ---------------- --------------
             Net loss on disposal of discontinued operations                                         --         (150,897)
                                                                                                ---------      ---------
             ---------------------------------------------------------------------------- ---------------- --------------
             Income (loss) from discontinued operations                                         $  66,023      $(251,177)
                                                                                                =========      =========
             ---------------------------------------------------------------------------- ---------------- --------------

TEL-INSTRUMENT ELECTRONICS CORP


Notes To Consolidated Financial Statements (Continued)

12.      Significant Customer Concentrations

         For the  years  ended  March  31,  2009  and  2008,  sales  to the U.S.
         Government represented approximately 67% and 45%, respectively of avionics net sales. No other individual customer represented over 10% of avionics net sales for these years. One domestic distributor
         (Avionics International) accounted for 4%, and 14% of commercial avionics net sales for the years ended March 31, 2009 and 2008, respectively. No direct government customers represented over 10% of government net sales for fiscal year 2009 and 2008. No other customer or distributor accounted for more than 10% of commercial or government net sales.

         Foreign net sales were  $1,944,239  and  $2,300,464 for the years ended
         March 31, 2009 and 2008, respectively. All other sales were to customers located in the U.S. The following table presents net sales by U.S. and foreign countries:

         ----------------------------------------------------------------- ---------------------- --------------------
                                                                                            2009                 2008
         ----------------------------------------------------------------- ---------------------- --------------------
         United States                                                              $ 11,131,703          $ 8,935,060
         ----------------------------------------------------------------- ---------------------- --------------------
         Foreign countries                                                             1,944,239            2,300,464
                                                                                    ------------          -----------
         ----------------------------------------------------------------- ---------------------- --------------------

         ----------------------------------------------------------------- ---------------------- --------------------
         Total                                                                      $ 13,075,942         $ 11,235,524
                                                                                    ============         ============
         ----------------------------------------------------------------- ---------------------- --------------------

         Net sales from any single foreign country did not comprise more than 10% of consolidated net sales. The Company had no assets outside the United States.

         As of  March  31,  2009  and  2008,  one  individual  customer  balance represented  15% and 14%,  respectively,  of the Company's  outstanding
         receivables.   Receivables   from  the  U.S.   Government   represented
         approximately 40% and 33%, respectively,  of total receivables at March
         31, 2009 and 2008, respectively.

13.      Stock Option Plans

         In May 2003, the Board of Directors  adopted the 2003 Stock Option Plan
         ("the Plan") which reserved for issuance options to purchase up to 250,000 shares of its Common Stock. The stockholders approved the Plan at the November 2003 annual meeting. The Plan, which has a term of ten years from the date of adoption is administered by the Board of Directors or by a committee appointed by the Board of Directors. The selection of participants, allotment of shares, and other conditions related to the grant of options, to the extent not set forth in the Plan, are determined by the Board of Directors. Options granted under the Plan are exercisable up to a period of 5 years from the date of grant at an exercise price which is not less than the fair market value of the common stock at the date of grant, except to a stockholder

TEL-INSTRUMENT ELECTRONICS CORP

Notes To Consolidated Financial Statements (Continued)

13.      Stock Option Plans (continued)

         owning 10% or more of the outstanding common stock of the Company, as to which the exercise price must be not less than 110% of the fair market value of the common stock at the date of grant. Options are exercisable, on a cumulative basis, 20% at or after each of the first, second, and third anniversary of the grant and 40% after the fourth year anniversary.

         In March 2006,  the Board of Directors of the Company  adopted the 2006
         Stock Option Plan which reserves for issuance options to purchase up to 250,000 shares of its common stock and is similar to the 2003 Plan. The stockholders approved this plan at the December 2006 annual meeting.

         The fair value of each option awarded is estimated on the date of grant
         using  the   Black-Scholes   option   valuation  model  that  uses  the
         assumptions  noted in the following  table.  Expected  volatilities are based on  historical  volatility  of the  Company's  stock,  and  other factors. The expected life of the options granted represents the period of time from  date of grant to  expiration  (5  years).  The  risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant.  The per share  weighted-average  fair value of stock options granted  for the  years  ended  March  31,  2009 and 2008 was $1.42 and
         $1.77,  respectively,  on the date of grant  using  the  Black  Scholes option-pricing model with the following assumptions:

          ---------- --------------------------- ------------------------ -------------------- ------------------
            Year          Dividend Yield           Risk-free Interest         Volatility             Life
                                                          rate
          ---------- --------------------------- ------------------------ -------------------- ------------------
          2009                 0.0%                   1.07%-3.16%          37.67% - 43.61%         5 years
          ---------- --------------------------- ------------------------ -------------------- ------------------
          2008                 0.0%                    2.1%-5.0%           40.42% - 57.30%         5 years
          ---------- --------------------------- ------------------------ -------------------- ------------------

TEL-INSTRUMENT ELECTRONICS CORP

Notes To Consolidated Financial Statements (Continued)

13.      Stock Option Plan (continued)

         A summary of the status of the Company's stock option plans for the fiscal years ended March 31, 2009 and 2008 and changes during the years are presented below: (in number of options):


                                                                                        Average           Aggregate
                                                                                        -------           ---------
                                                 Number of     Average Exercise        Remaining          Intrinsic
                                                 ---------     ----------------        ---------          ---------
                                                  Options            Price          Contractual Term        Value
                                                  -------            -----          ----------------        -----

         Outstanding options at April 1, 2007     387,650            $3.08

         Options granted                           70,500            $3.75

         Options exercised                        (63,400)           $2.19

         Options canceled/forfeited               (41,450)           $3.45


         Outstanding options at March 31, 2008    353,300            $3.34

         Options granted                           67,500            $3.64

         Options exercised                        (30,500)           $2.39

         Options canceled/forfeited               (52,250)           $2.87              2.6 years          $217,440


         Outstanding options at March 31, 2009    338,050            $3.56              2.5 years          $201,293

         Vested Options:

               March 31, 2009:                    168,130            $3.11              1.5 years          $111,221

               March 31, 2008:                    168,130            $3.11              1.7 years          $142,172

         Remaining options available for grant were 159,120 and 174,370 as of March 31, 2009 and 2008, respectively.

         The total intrinsic value of options  exercised  during the years ended
         March 31, 2009 and 2008 was $45,465 and $95,870, respectively. Cash received from the exercise of stock options for the years ended March
         31, 2009 and 2008 was $72,810 and $138,345, respectively.

         For  the  years  ended  March  31,  2009  and  2008,  the   unamortized
         compensation  expense for stock  options  was  $181,393  and  $148,788, respectively.



14.      Net Diluted Loss Per Share

         There are no incremental shares attributable to the assumed exercise of outstanding stock options included in the calculation of diluted income per share for the fiscal year 2009 as the use of the treasury stock method resulted in diluted earnings per share being ant-dilutive.

         Incremental shares of 66,143 are attributable to the assumed exercise of outstanding options and have been excluded from the calculation of diluted net loss per share for fiscal year 2008, as their effect would have been anti-dilutive due to the losses incurred in this period.

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

         The table below presents information about reportable segments within the avionics business for the years ending March 31:

         2009                                 Avionics          Avionics       Avionics      Corporate/
         ----                                 --------          --------       --------      ----------
                                             Government        Commercial       Total       Reconciling          Total
                                             ----------        ----------       -----       -----------          -----
                                                                                              Items
                                                                                               -----
         Net sales                          $10,990,774       $ 2,085,168    $13,075,942    $      --         $13,075,942
         Cost of Sales                        5,614,057         1,298,540      6,912,597           --           6,912,597
                                            -----------       -----------    -----------    -----------       -----------

         Gross Margin                       $ 5,376,717       $   786,628      6,163,345           --           6,163,345
                                            ===========       ===========    -----------    -----------       -----------

         Engineering, research, and
          development                                                          2,948,356           --           2,948,356
         Selling, general, and admin.                                          1,363,273      1,528,090         2,891,363
         Interest expense, net                                                      --           42,184            42,184
                                                                             -----------    -----------       -----------

         Income (loss) before income
         taxes from continuing
         operations                                                          $ 1,851,716    $(1,570,274)      $   281,442
                                                                             ===========    ===========       ===========

         Segment Assets                     $ 4,517,547       $   471,167    $ 4,988,714    $ 2,516,675       $ 7,505,389
                                            ===========       ===========    ===========    ===========       ===========

TEL-INSTRUMENT ELECTRONICS CORP

Notes To Consolidated Financial Statements (Continued)

15.      Segment Information (continued)

         2008                                  Avionics          Avionics        Avionics     Corporate/
         ----                                  --------          --------        --------     ----------
                                              Government        Commercial        Total       Reconciling          Total
                                              ----------        ----------        -----       -----------          -----
                                                                                                Items
                                                                                                -----
         Net sales                            $ 8,049,120       $ 3,186,404    $11,235,524    $      --         $11,235,524
         Cost of Sales                          4,623,345         1,814,409      6,437,754           --           6,437,754
                                              -----------       -----------    -----------    -----------       -----------
         Gross Margin                         $ 3,425,775       $ 1,371,995      4,797,770           --           4,797,770
                                              ===========       ===========    -----------    -----------
         Engineering, research, and
          development                                                            2,790,961                        2,790,961
         Selling, general, and admin.                                            1,336,197      1,133,388         2,469,585
         Interest expense, net                                                        --           25,581            25,581
                                                                               -----------    -----------       -----------
         Income (loss) before income
         taxes from continuing operations
                                                                               $   670,612    $(1,158,969)      $  (488,357)
                                                                               ===========    ===========       ===========

         Segment Assets                       $ 3,326,947       $ 1,072,671    $ 4,399,618    $ 2,717,857       $ 7,117,475
                                              ===========       ===========    ===========    ===========       ===========

TEL-INSTRUMENT ELECTRONICS CORP

         Notes To Consolidated Financial Statements (Continued)

16.      Quarterly Results of Operations (Unaudited)

         Quarterly consolidated data for the years ended March 31, 2009 and 2008 is as follows:

                                                                             Quarter Ended
                                                                             -------------
               FY 2009                           June 30            September 30               December 31          March 31
               -------                           -------            ------------               -----------          --------
Net sales                                $     3,551,975    $          3,855,121      $          2,915,428   $     2,753,418
Gross margin                                   1,488,929               2,139,487                 1,425,267         1,109,662
Income (loss) from continuing
     operations before taxes                      34,291                 650,197                    22,178         (425,224)
Income (loss) from continuing
     operations after taxes                       20,591                 345,832                    13,317         (249,526)
Discontinued operations,
     net of taxes                                 22,420                  44,819                     3,317           (4,533)
Net income (loss)                                 43,011                 390,651                    16,634         (254,059)

Basic and diluted income (loss) per share           0.02                    0.16                      0.01            (0.11)


                                                                             Quarter Ended
                                                                             -------------
               FY 2008                           June 30            September 30               December 31          March 31
               -------                           -------            ------------               -----------          --------

Net sales                                $     2,955,739    $          2,844,692      $          3,088,334   $     2,346,759
Gross margin                                   1,213,302               1,233,209                 1,324,729         1,026,530
Loss  from continuing
     operations before taxes                    (121,217)                 (2,132)                  (18,857)         (346,151)
(Loss) income from continuing
     operations after taxes                      (71,742)                    884                    (8,883)         (250,864)
Discontinued operations,
     net of taxes                                (11,632)                (24,001)                  (27,076)          (37,571)
Loss on disposal of assets,
     net of taxes                                   --                      --                        --            (150,897)
Net loss                                         (83,374)                (23,117)                  (35,959)         (439,332)

Basic and diluted loss per share                   (0.04)                 ( 0.01)                    (0.02)            (0.18)

17.      Fair Value Measurements

         In September  2006, the FASB issued SFAS 157, which defines fair value,
         establishes  a  framework  for  measuring   fair  value,   and  expands
         disclosures about fair value  measurements.  The provisions of SFAS 157 were  effective  April 1, 2008. The FASB has also issued Staff Position
         (FSP) SFAS 157-2 (FSP No.  157-2),  which delayed the effective date of
         SFAS 157 for nonfinancial assets and liabilities, except for items that are  recognized or disclosed at fair value in the financial  statements on a recurring basis (at least annually),  until fiscal years beginning after November 15, 2008.

         As defined in SFAS 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market

TEL-INSTRUMENT ELECTRONICS CORP

17.      Fair Value Measurements (continued)

         corroborated, or generally unobservable. The Company classifies fair value balances based on the observability of those inputs. SFAS 157 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurement).

         The three levels of the fair value hierarchy defined by SFAS 157 are as follows:

         Level 1 - Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis. Level 1 primarily consists of financial instruments such as exchange-traded derivatives, marketable securities and listed equities.

         Level 2 - Pricing inputs are other than quoted prices in active markets included in level 1, which are either directly or indirectly observable as of the reported date. Level 2 includes those financial instruments that are valued using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors, and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace. Instruments in this category generally include non-exchange-traded derivatives such as commodity swaps, interest rate swaps, options and collars.

         Level 3 - Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management's best estimate of fair value.

         Cash, accounts receivable, accounts payable, and accrued expenses reflected in the consolidated balance sheets are a reasonable estimate of their fair value due to the shot-term nature of these instruments.

         The carrying value of the Company's short-term borrowings is a reasonable estimate of its fair value as borrowings under the Company's credit facility have variable rates that reflect currently available terms and conditions for similar debt.

         As of March 31, 2009, the Company did not have any financial assets and liabilities measured at fair value on a recurring basis that would be subject to the disclosure provisions of SFAS 157.

TEL-INSTRUMENT ELECTRONICS CORP

18.      Litigation

         On March 24, 2009, Aeroflex Wichita, Inc. ("Aeroflex") filed a petition against the Company and two of its employees in the District Court, Sedgwick County, Kansas, Case No. 09 CV 1141 (the "Aeroflex Action"), alleging that the Company and its two employees misappropriated Aeroflex's proprietary technology in connection with the Company winning a substantial contract from the U.S. Army (the "Award"), to develop new Mode-5 radar test sets and kits to upgrade the existing TS-4530 radar test sets to Mode 5. Aeroflex's petition alleges that in connection with the award, the Company and its named employees misappropriated Aeroflex's trade secrets; tortiously interfered with its business relationship; conspired to harm Aeroflex and tortiously interfered with its contract and seeks injunctive relief and damages. The gravamen of all the claims in the Aeroflex Action is that the Company misappropriated and used Aeroflex proprietary technology in winning the Award.

         In February 2009, subsequent to the Award to the Company, Aeroflex filed a protest of the award with the Government Accounting Office ("GAO"). In its protest, Aeroflex alleged, inter alia, that the Company used Aeroflex's proprietary technology in order to win the Award, the same material allegations as were later alleged in the Aeroflex Action. On or about March 17, 2009, the Army Contracts Attorney and the Army Contracting Officer each filed a statement with the GAO, expressly rejecting Aeroflex's allegations that the Company used or infringed Aeroflex proprietary technology in winning the Award, and concluding that the Company had used only its own proprietary technology. On April 6, 2009, Aeroflex withdrew its protest.

         The Aeroflex civil claim is currently in the jurisdiction phase and it is expected that a decision will be made on the appropriate venue sometime this summer. Based, among other things, on Tel's knowledge of the technology involved and the Army's detailed and emphatic refutation of Aeroflex's allegations, Tel believes that Aeroflex's claims are without merit. However, Tel anticipates that it will incur substantial legal fees in connection with the litigation, and these costs will have an adverse effect on its results of operations for the fiscal year ending March 31, 2010.



TEL-INSRUMENT ELECTRONICS CORP

Schedule II - Valuation and Qualifying Accounts

                                    Balance at         Charged to         Deductions       Balance at
                                    Beginning          Costs and                           End of the
Description                         of the Year         Expenses                              Year

Year ended March 31, 2009:
   Allowance for doubtful
        Accounts                    $  31,206          $   9,650          $    (552)        $  40,304
                                    =========          =========          =========         =========

   Allowance for obsolete
       Inventory                    $ 276,947          $  72,972          $    --           $ 349,919
                                    =========          =========          =========         =========


Year ended March 31, 2008:
   Allowance for doubtful
       Accounts                     $  34,544          $    --            $  (3,338)        $  31,206
                                    =========          =========          =========         =========

   Allowance for obsolete
      Inventory                     $ 230,816          $  60,000          $ (13,869)        $ 276,947
                                    =========          =========          =========         =========

                                                 46

TEL-INSTRUMENT ELECTRONICS CORP

Item 9A (T).  Controls and Procedures
------------  -----------------------

         Evaluation of disclosure controls and procedures.

         As of March 31, 2009, management performed, with the participation of our Chief Executive Officer and Principal Accounting Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2009, such disclosure controls and procedures were effective.

         Management's   Annual  Report  on  Internal   Control  Over   Financial
         Reporting.

         Tel's management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with Generally Accepted Accounting Principles ("GAAP").

         Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance of such reliability and may not prevent or detect misstatements. Also, projection of any evaluation of effectiveness to future periods is subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

         Management has conducted, with the participation of our Chief Executive Officer and our Principal Accounting Officer, an assessment of the effectiveness of our internal control over financial reporting as of March 31, 2009. Management's assessment of internal control over financial reporting used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control over Financial Reporting - Guidance for Smaller Public Companies. Based on this evaluation, Management concluded that our system of internal control over financial reporting was effective as of March 31, 2009, based on these criteria.

         This annual report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation of the Company's independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

--------      -----------------------------------

              Changes in Internal Control Over Financial Reporting

              There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.



Item 9b.      None.
--------



                                           PART III
                                           --------

Item 10.   Directors and Executive Officers of the Registrant
--------   --------------------------------------------------

                                                                             Year First
                                                                              Elected a
          Name (age)               Position                                   Director
          ----------               --------                                   --------

     Harold K. Fletcher (1)        Chairman of the Board,                       1982
            (83)                   President and Chief Executive
                                   Officer since 1982.

     George J. Leon (2) (3)        Director; Investment                         1986
            (65)                   Manager and beneficiary of
                                   the George Leon Family Trust
                                   (investments) since 1986.

     Robert J. Melnick             Director;                                    1998
            (75)                   Vice President since 1999;
                                   Marketing and Management Consultant
                                   for the Company since 1991.

     Jeffrey C. O'Hara, CPA (1)    Director; President since August 2007;       1998
             (51)                  Vice President since 2005
                                                 COO since June 2006;
                                   Financial Consultant from
                                   2001; Chief Financial Officer from
                                   1999-2000 of Alarm Security Group.

     Robert A. Rice (2) (3)        Director; President and                      2004
             (53)                  Owner of Spurwink Cordage, Inc since
                                   1998 (textile manufacturing).

     Robert H. Walker (2) (3)      Director; Retired Executive Vice             1984
              (73)                 President, Robotic Vision Systems, Inc.
                                   (design and manufacture of robotic
                                   vision systems) 1983-1998.

     Marc A. Mastrangelo           Vice President - Operations, since
              (46)                 May 2008, Vice President -
                                   Manufacturing, since August 2007,
                                   Director - Manufacturing,
                                   since January 2004

                                            49

TEL-INSTRUMENT ELECTRONICS CORP

Item 10.      Directors and Executive Officers of the Registrant (Continued)
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

              Section 16(a) Beneficial Ownership Reporting Compliance
              -------------------------------------------------------

                  As of March 31, 2009, the end of the last fiscal year, all officers, directors and 10% beneficial owners, known to the Company, had timely filed required forms reporting beneficial ownership of Company securities, based solely on review of Filed Forms 3 and 4 furnished to the Company.

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



Item 11.       Executive Compensation
--------       ----------------------

The following table presents information regarding compensation of our principal executive officer, and the two most highly compensated executive officers other than the principal executive officer for services rendered during fiscal years
2009 and 2008.

                                               Summary Compensation Table

   --------------------------- ------------ ------------- --------------- -------------- ------------------- ----------
      Name and Principal          Year      Salary ($)      Incentive ($)   Option          All Other       Total ($)
           Position                             (1)              (2)       Awards ($)     Compensation $
                                                                              (3)               (4)
   --------------------------- ------------ ------------- --------------- -------------- ------------------- ----------
   Harold K. Fletcher, CEO (6)        2009        159,000           6,000            -0-               7,372    172,372
   --------------------------- ------------ ------------- --------------- -------------- ------------------- ----------
                                      2008        159,000             -0-            -0-               7,613    166,613
   --------------------------- ------------ ------------- --------------- -------------- ------------------- ----------

   --------------------------- ------------ ------------- --------------- -------------- ------------------- ----------
   Jeffrey C. O'Hara,                 2009        130,770           6,000         21,573              16,846    175,189
   President
   --------------------------- ------------ ------------- --------------- -------------- ------------------- ----------
                                      2008        113,500             -0-         26,175              14,425    154,100
   --------------------------- ------------ ------------- --------------- -------------- ------------------- ----------

   --------------------------- ------------ ------------- --------------- -------------- ------------------- ----------
   Marc A. Mastrangelo, Vice          2009        128,097           6,000         19,640              15,667    169,404
   President - Operations
   --------------------------- ------------ ------------- --------------- -------------- ------------------- ----------
                                      2008        123,000             -0-            -0-          26,049 (5)    149,049
   --------------------------- ------------ ------------- --------------- -------------- ------------------- ----------


(1) The amounts shown in this column represent the dollar value of base cash salary earned by each named executive officer ("NEO").

(2) No incentive compensation was made to the NEO's in 2008, and therefore no amounts are shown.

(3) Amounts in this column represent the fair value required by FASB 123R to be included in our financial statements for all options granted during that year.

(4) The amounts shown in this column represent amounts for medical and life insurance as well as the Company's match in the 401(k) Plan.

(5)      Includes stock issued in lieu of compensation with a fair value of $11,700.

(6)      See  Note  9  to  Notes  to  Consolidated   Financial   Statements  for
         description of notes previously issued to Mr. Fletcher.

(7) Robert J. Melnick, Vice President and director, serves pursuant to a consulting contract that provided $73,370 and $85,090 in compensation for the fiscal years ended March 31, 2009 and 2008, respectively.

                                       51



Item 11.      Executive Compensation (continued)
--------      ----------------------------------


GRANTS OF PLAN-BASED AWARDS TABLE FOR FISCAL YEAR 2009
------------------------------------------------------

The following table sets forth information on stock options granted during or for the 2009 fiscal year to our named executive officers.

------------------------- ----------- ---------- -------------------- --------------------- ---------------------
                                                 All Other Option      Exercise or Base
                                                 ----------------      ----------------
                                                 Awards: Number of     Price of Option         Grant date Fair
                                                 -----------------     ---------------         ---------------
                           Approval     Grant        Shares of              Awards              value of option
                           --------     -----        ---------              ------              ---------------
        Name                Date        Date         Stock (#)             ($/Share)               Awards ($)
        ----                ----        ----         ---------             ---------               ----------
------------------------- ----------- ---------- -------------------- --------------------- ---------------------
Jeffrey C. O'Hara         03/02/09    03/02/09         15,000                $3.58                $21,573
------------------------- ----------- ---------- -------------------- --------------------- ---------------------
Marc A. Mastrangelo       03/02/09    03/02/09          5,000                $3.58                $7,191

                          03/18/09    03/18/09          8,000                $3.89                $12,449
------------------------- ----------- ---------- -------------------- --------------------- ---------------------


The exercise price of the options  granted was the fair market value at the date of grant of the shares underlying such options.  The estimated fair value of the
shares  underlying  such  options  was  determined   utilizing  the  methodology
described in Note 13 of the notes to the consolidated financial statements.


OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END
--------------------------------------------

The following table sets forth the outstanding stock option equity grants awards held by named executive officers at the end of the 2009 fiscal year. The option exercise price set forth in the table is based on the closing price on the date of grant.


                               Number of Securities      Number of Securities
                               --------------------      --------------------
            Name                    Underlying          Underlying Unexercised
            ----                    ----------          ----------------------
                                Unexercised Options           Options (#)          Option Exercise     Option Expiration
                                -------------------           -----------          ---------------     -----------------
                                        (#)                Unexercisable (1)          Price ($)               Date
                                        ---                -----------------          ---------               ----
                                    Exercisable
                                    -----------

Harold K. Fletcher                     15,000                     -0-                   $3.74               12/08/09

Jeffrey C. O'Hara                      7,500                      -0-               $2.85 - $3.70      5/15/09 - 12/08/09
                                       18,500                     -0-               $3.55 - $4.25       1/28/10 - 8/15/10
                                       6,000                     9,000                  $3.70                9/17/12
                                        -0-                     15,000                  $3.58                3/02/14

Robert J. Melnick                      10,000                     -0-                   $3.40               12/08/09
                                        -0-                      2,500                  $3.89                3/18/14

Marc A. Mastrangelo                    3,000                      -0-                   $3.40               12/08/09
                                       2,400                     1,600                  $3.55                2/28/09
                                       2,400                     3,600                  $3.35                1/24/12
                                        -0-                      5,000                  $3.58                3/02/14
                                        -0-                      8,000                  $3.89                3/18/14

(1) Options are exercisable, on a cumulative basis, 20% at or after each of the first, second, and third anniversary of the grant and 40% after the fourth year anniversary.



OPTIONS EXERCISED AND STOCK VESTED DURING FISCAL YEAR 2009
----------------------------------------------------------

The following table sets forth the number of shares acquired upon exercising options awards by our named executive officers ("NEOs") during fiscal year 2009.

     ------------------- ----------------------- -------------------------
                           Number of shares
                             acquired on             Value realized
     Name                     excercise              on exercise (1)
     ------------------- ----------------------- -------------------------
     ------------------- ----------------------- -------------------------
     Jeffrey C. O'Hara           9,000                   $13,500
     ------------------- ----------------------- -------------------------


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

Incentive Plan

The Company has a key man incentive compensation program. Each year the Compensation Committee determines a percentage of operating profits to be distributed among senior employees, including NEOs. The percentage determined is based on the general performance of the Company, and the amount of operating profits available for shareholders and for reinvestment in the business. This element of compensation provides an incentive for short-term performance.

The percentage of operating profits so determined is then distributed to senior employees, including NEOs and to a category entitled "other", based on (a) the amount of the employee's base salary, (b) his contribution to the Company, (c) the results of that contribution, (d) an estimated amount of his "special effort" on behalf of the Company, (e) his technical expertise, leadership, and management skills, and (f) the level of the overall compensation paid employees performing similar work in competitive companies. For the year ended March 31, 2009, each NEO will receive $6,000 under the incentive plan. No incentive awards were made to the NEOs for the year ended March 31, 2008.

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



Director Compensation
---------------------

Directors who are not employees or officers of the Company receive $1,250 in cash and options, at the then market price, to purchase 1,000 shares of common stock for attendance at each in-person meeting and $625 in cash and options to purchase 500 shares for attendance at each formal telephonic meeting of the Board or of a standing committee. During fiscal year 2009 non-employee directors received the following compensation pursuant to this plan.

     ------------------- ---------------------- ------------------------- ---------
     Name                  Cash Compensation       Option Awards ($)(1)     Total $
     ----                  -----------------       --------------------     -------
     ------------------- ---------------------- ------------------------- ---------
     George J. Leon                    $8,750                    $9,334     $18,084
     ------------------- ---------------------- ------------------------- ---------
     Robert A. Rice                    $8,750                    $9,334     $18,084
     ------------------- ---------------------- ------------------------- ---------
     Robert H. Walker                  $8,750                    $9,334     $18,084
     ------------------- ---------------------- ------------------------- ---------

(1) Amounts in this column represent the fair value required by FASB 123R included in our financial statements for all options granted during fiscal year
2009.

                                       54

Item 12.      Security Ownership of Certain Beneficial Owners and Management
--------      --------------------------------------------------------------

The following table sets forth certain information known to the Company with respect to the beneficial ownership as of March 31, 2009, by (i) all persons who are beneficial owners of five percent (5%) or more of the Company's Common Stock, (ii) each director and nominee, (iii) the executive officers, and (iv) all current directors and executive officers as a group.

                                             Number of Shares       Percentage
     Name and Address                        Beneficially Owned     of Class (1)
     ----------------                        ------------------     ------------

     Named Directors and Officers
     ----------------------------

     Harold K. Fletcher, Director              626,102    (2)           25.1%
     728 Garden Street
     Carlstadt, NJ 07072

     George J. Leon, Director                  343,267    (3)           13.7%
     116 Glenview
     Toronto, Ontario, Canada M4R1P8

     Robert J. Melnick, Director                47,600    (4)            1.9%
     57 Huntington Road
     Basking Ridge, NJ  07920

     Jeffrey C. O'Hara, Director               163,600    (5)            6.5%
     853 Turnbridge Circle
     Naperville, IL 60540

     Robert A. Rice, Director                  102,004    (6)            4.1%
     5 Roundabout Lane
     Cape Elizabeth, ME 04107

     Robert H. Walker, Director                 67,183    (7)            2.7%
     27 Vantage Court
     Port Jefferson, NY 11777

     Donald S. Bab, Secretary                   82,034                   3.3%
     770 Lexington Ave.
     New York, New York 10021

     Marc A. Mastrangelo,                       10,800    (8)            0.4%
     136 Poplar Avenue
     Pompton Lakes, NJ 07442

     All Officers and Directors              1,442,590    (9)           55.6%
     as a Group (8 persons)

     Hummingbird Management, LLC               140,600    (10)           5.7%
     460 Park Avenue
     New York, NY 10022

Item 12.      Security Ownership of Certain Beneficial Owners and Management
--------      --------------------------------------------------------------
             (Continued)
             -----------

                  (1) The class includes 2,478,761 shares outstanding plus shares outstanding under Rule 13d-3(d)(1) under the Exchange Act. The common stock deemed to be owned by the named parties, includes stock which is not outstanding but subject to currently exercisable options held by the individual named. The foregoing information is based on reports made by the named individuals.

                  (2) Includes 24,681 shares owned by Mr. Fletcher's wife, and 4,254 shares owned by his son. Mr. Fletcher disclaims beneficial ownership of the shares owned by his wife and son. Also includes 15,000 shares subject to currently exercisable stock options.

                  (3) Includes 299,517 shares owned by the George Leon Family Trust, of which Mr. Leon is a beneficiary, and 18,700 shares subject to currently exercisable stock options. Mr. Leon acts as manager of the trust assets pursuant to an informal family, oral arrangement, and disclaims beneficial ownership of the shares owned by the trust.

                  (4)      Includes   10,000   shares   subject   to   currently
                           exercisable stock options

                  (5)      Includes   32,000   shares   subject   to   currently
                           exercisable stock options.

                  (6)      Includes   14,900   shares   subject   to   currently
                           exercisable stock options

                  (7)      Includes   19,100   shares   subject   to   currently
                           exercisable stock options.

                  (8)      Includes    7,800   shares   subject   to   currently
                           exercisable stock options.

                  (9) Includes 117,500 shares subject to currently exercisable options held by all executive officers and directors of the Company (including those individually named above).

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

Additionally, at March 31, 2009 the Company has individual employment agreements with eight individuals which provide for the grant of 65,500 stock options with a weighted average exercise of $3.60 per share. These employee contracts have been approved by the directors, and were included as consideration for their employment. Since these options were granted under the Stock Option Plans, they are included in the 338,050 shares in the second column of the following schedule.

The following table provides information as of March 31, 2009 regarding compensation plans under which equity securities of the Company are authorized for issuance.

               ----------------------------- ----------------------- ----------------------- -------------------------------
                                             Number of securities      Weighted average       Number of options remaining
                      Plan category            to be issued upon       exercise price of         available for future
                                              exercise of options           options              issuance under Equity
                                                                                                  Compensation Plans
               ----------------------------- ----------------------- ----------------------- -------------------------------
               Equity Compensation Plans
               approved by shareholders *
                                                    338,050                  $3.56                      159,620
               ----------------------------- ----------------------- ----------------------- -------------------------------
                Equity Compensation Plans
                     not approved by                  --                      --                          --
                      shareholders
               ----------------------------- ----------------------- ----------------------- -------------------------------
                          Total                     338,050                  $3.56                      159,620
               ----------------------------- ----------------------- ----------------------- -------------------------------

              * See Discussion above.

                                                             57

              TEL-INSTRUMENT ELECTRONICS CORP
              -------------------------------

Item 13.      Certain Relationships and Related Transactions
--------      ----------------------------------------------

              The disclosures required by this item are contained in Note 9 to Notes to Consolidated Financial Statements included in this report. Any corporate transaction which involves a related person must be approved by the independent directors as being fair and reasonable to the Corporation and its shareholders. Any such approval would be included in the minutes of the Board of Directors. There were no such transactions during the last fiscal year that would be required to be reported under
              Item 404 of Regulation S-K promulgated by the Securities and Exchange Commission.


Item 14.      Principal Accountant Fees and Services
--------      --------------------------------------

              For the fiscal years ended March 31, 2009 and 2008, professional services were performed by BDO Seidman, LLP, the Company's independent registered public accountant. Fees for those years were as follows:

                                                           2009           2008
                                                           ----           ----

                  Audit Fees                             $105,000       $102,200
                  Audit-Related Fees                         --             --
                                                         --------       --------
                  Total Audit and Audit-Related Fees      105,000        102,200
                  Tax Fees                                   --             --
                  All Other Fees                             --             --
                                                         --------       --------
                      Total                              $105,000       $102,200
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

              Audit Related Fees, tax and other fees. No fees under these categories were paid to BDO Seidman, LLP in 2009 and 2008.

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

Item 15.      Exhibits and Financial Statement Schedules
--------      ------------------------------------------


               a.)  The following documents are filed as a part of this report:

                                                                           Pages
                                                                           -----
                    (1)   Financial Statements:

                          Report of Independent Registered Public
                           Accounting Firm                                   19

                          Consolidated Balance Sheets - March 31, 2009
                           and 2008                                          20

                          Consolidated Statements of Operations -
                           Years Ended  March 31, 2009 and 2008              21


                          Consolidated Statements of Changes in
                           Stockholders'  Equity - Years Ended March 31,
                           2009 and 2008                                     22


                          Consolidated Statements of Cash Flows - Years
                           Ended  March 31, 2009 and 2008                    23


                          Notes to Consolidated Financial Statements     24 - 45

                    (2)      Financial Statement Schedule
                             II - Valuation and Qualifying Accounts          46



TEL-INSTRUMENT ELECTRONICS CORP
Item 15.      Exhibits and Financial Statement Schedules (continued)
--------      ------------------------------------------------------

              c.) Exhibits identified in parentheses below on file with the Securities and Exchange Commission, are incorporated herein by reference as exhibits hereto.

                    ------- ---------- ------------------------------------------------------------------------
                    *       (3.1)      Tel-Instrument Electronics Corp's Certificate of Incorporation, as
                                       amended.
                    ------- ---------- ------------------------------------------------------------------------
                    *       (3.2)      Tel-Instrument Electronics Corp's By-Laws, as amended.
                    ------- ---------- ------------------------------------------------------------------------
                    *       (3.3)      Tel-Instrument    Electronics    Corp's    Restated    Certificate   of
                                       Incorporation dated November 8, 1996.
                    ------- ---------- ------------------------------------------------------------------------
                    *       (4.1)       Specimen   of   Tel-Instrument   Electronics   Corp's   Common   Stock
                                       Certificate.
                    ------- ---------- ------------------------------------------------------------------------
                    *       (10.1)     Lease dated March 1, 2001 by and between  Registrant  and 210 Garibaldi
                                       Group.
                    ------- ---------- ------------------------------------------------------------------------
                    *       (10.2)     10%  convertible  subordinated  note between  Registrant  and Harold K.
                                       Fletcher.
                    ------- ---------- ------------------------------------------------------------------------
                    *       (10.3)     Purchase agreement between Registrant and Innerspace Technology
                    ------- ---------- ------------------------------------------------------------------------
                    *       (10.4)     Agreement between Registrant and Semaphore Capital Advisors, LLC
                    ------- ---------- ------------------------------------------------------------------------
                    *       (10.5)     2006 Stock Option Plan
                    ------- ---------- ------------------------------------------------------------------------
                            (23.1)     Consent of Independent Registered Public Accounting Firm
                    ------- ---------- ------------------------------------------------------------------------
                            (31.1)     Certification  by CEO  pursuant  to Rule  15d-14  under the  Securities
                                       Exchange Act.
                    ------- ---------- ------------------------------------------------------------------------
                            (31.2)     Certification  by CFO  pursuant  to Rule  15d-14  under the  Securities
                                       Exchange Act.
                    ------- ---------- ------------------------------------------------------------------------
                            (32.1)     Certification  by CEO and CFO pursuant to 18 U.S.C.  Section  1350,  as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
                    ------- ---------- ------------------------------------------------------------------------
                *      Incorporated by reference to Registration 33-18978 dated November 7, 1988.

                       The Company will furnish to a stockholder, upon request, any exhibit at cost.

                                                 60

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

                         TEL-INSTRUMENT ELECTRONICS CORP
                         -------------------------------

                                  (Registrant)

     Dated:     June 29, 2009               By:  /s/  Harold K. Fletcher
                                               --------------------------------
                                                      Harold K. Fletcher
                                                      Chairman and Director
                                                      (Principal Executive
                                                      Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated and by signature hereto.

     Signature                                Title                Date
     ---------                                -----                ----

     /s/  Harold K. Fletcher                Director               June 29, 2009
     -----------------------
          Harold K. Fletcher

     /s/  Joseph P. Macaluso       Principal Accounting Officer    June 29, 2009
     -----------------------
          Joseph P. Macaluso

     /s/  George J. Leon                     Director              June 29, 2009
     -----------------------
          George J. Leon

     /s/  Robert J. Melnick                  Director              June 29, 2009
     -----------------------
          Robert J. Melnick

     /s/  Jeffrey C. O'Hara         President, COO and Director    June 29, 2009
     -----------------------
          Jeffrey C. O'Hara

     /s/  Robert A. Rice                     Director              June 29, 2009
     -----------------------
          Robert A. Rice

     /s/  Robert H. Walker                   Director              June 29, 2009
     -----------------------
          Robert H. Walker