Form 10-Q
period 2009-06-30
TEL INSTRUMENT ELECTRONICS CORP
filed 2009-08-14
CIK 96885

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                    ________________________________________

                                    FORM 10-Q

                   QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2009

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

2,478,761 shares of Common stock, $.10 par value as of August 6, 2009.

                     TEL-INSTRUMENT ELECTRONICS CORPORATION
                     --------------------------------------
                                TABLE OF CONTENTS
                                -----------------



                                                                           PAGE
                                                                           ----

           Part I - Financial Information

Item 1.    Condensed Consolidated Financial Statements (Unaudited):

           Condensed Consolidated Balance Sheets
           June 30, 2009 and March 31, 2009                                  1

           Condensed Consolidated Statements of Operations -
           Three Months Ended June 30, 2009 and 2008                         2

           Condensed Consolidated Statements of Cash Flows -
           Three Months Ended June 30, 2009 and 2008                         3

           Notes to Condensed Consolidated Financial Statements             4-11

Item 2.    Management's Discussion and Analysis of the Results of
           Operations and Financial Condition                              12-18

Item 4.    Controls and Procedures                                           18

           Part II - Other Information

Item 1.    Legal Proceedings                                                 19

Item 2.    Unregistered sales of Equity Securities and Use of Proceeds       19

Item 6.    Exhibits                                                          19

           Signatures                                                        20

           Certifications



Item 1 - Financial Statements


                       TEL-INSTRUMENT ELECTRONICS CORPORATION
                       CONDENSED CONSOLIDATED BALANCE SHEETS



                                                      June 30, 2009     March 31, 2009
                                                      -------------     --------------
                                                       (unaudited)
ASSETS

Current assets:
   Cash and cash equivalents                           $   466,346       $   601,887
  Accounts receivable, net                               1,326,966         1,516,698
  Unbilled government receivables                        1,415,203         1,265,470
  Inventories, net                                       2,009,150         2,206,546
  Prepaid expenses and other                                98,489            90,509
  Deferred income tax asset                                733,851           461,631
                                                       -----------       -----------
Total current assets                                     6,050,005         6,142,741

Equipment and leasehold improvements, net                  403,143           437,974
Deferred income tax asset - non-current                    852,413           852,413
Other assets                                                73,306            72,261

Total assets                                           $ 7,378,867       $ 7,505,389
                                                       ===========       ===========

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities:
  Line of credit                                           600,000           450,000
  Accounts payable                                         870,179           456,343
  Deferred revenues                                         19,417            21,891
  Accrued payroll, vacation pay and payroll taxes          295,874           326,202
  Accrued expenses                                       1,338,937         1,604,190
                                                       -----------       -----------
Total current liabilities                                3,124,407         2,858,626

Deferred revenues                                           41,966            43,243
                                                       -----------       -----------

Total liabilities                                        3,166,373         2,901,869
                                                       -----------       -----------

Commitments

Stockholders' equity:
   Common stock, par value $.10 per share, 2,478,761
          issued and outstanding as of June 30,
          2008 and March 31, 2008, respectively            247,876           247,876
   Additional paid-in capital                            4,818,977         4,801,272
   Accumulated deficit                                    (854,359)         (445,628)
                                                       -----------       -----------
Total stockholders' equity                               4,212,494         4,603,520
                                                       -----------       -----------

Total liabilities and stockholders' equity             $ 7,378,867       $ 7,505,389
                                                       ===========       ===========


See accompanying notes to condensed consolidated financial Statements





                     TEL-INSTRUMENT ELECTRONICS CORPORATIO
                     -------------------------------------
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 -----------------------------------------------
                                   (Unaudited)

                                                        Three Months Ended
                                                        ------------------
                                                  June 30, 2009     June 30, 2008
                                                  -------------     -------------

Net sales                                           $ 2,325,755       $ 3,551,975
Cost of sales                                         1,257,666         2,063,046
                                                    -----------       -----------

Gross margin                                          1,068,089         1,488,929

Operating expenses:
  Selling, general and administrative                   807,248          708,358
  Engineering, research and development                 932,872           735,151
                                                    -----------       -----------
Total operating expenses                              1,740,120         1,443,509
                                                    -----------       -----------

Income (loss) from continuing operations               (672,031)           45,420

Interest income (expense):
  Interest income                                           370               390
  Interest expense                                       (7,473)          (11,519)
                                                    -----------       -----------

Income (loss) from continuing operations
       before income taxes                             (679,134)           34,291

Income tax provision (benefit)                         (271,313)           13,700

Net income (loss) from continuing
       operations, net of income taxes                 (407,821)           20,591

Income (loss) from discontinued operations,
        net of income taxes                                (910)           22,420
                                                    -----------       -----------

Net income (loss)                                   $  (408,731)      $    43,011
                                                    ===========       ===========
Income (loss) from continuing operations,
        net of income taxes:
   Basic income (loss) per common share             $     (0.16)      $      0.01
                                                    ===========       ===========
   Diluted income (loss) per common share           $     (0.16)      $      0.01
                                                    ===========       ===========

Income (loss) from discontinued operations,
       net of income taxes:
   Basic income (loss) per common share             $      0.00       $      0.01
                                                    ===========       ===========
   Diluted income (loss) per common share           $      0.00       $      0.01
                                                    ===========       ===========

Net Income (loss):
   Basic income (loss) per common share             $     (0.16)      $      0.02
                                                    ===========       ===========
   Diluted income (loss) per common share           $     (0.16)      $      0.02
                                                    ===========       ===========

Weighted average shares outstanding:
   Basic                                              2,478,761         2,433,381
   Diluted                                            2,478,761         2,512,692


         See accompanying notes to condensed consolidated financial statements






                        TEL-INSTRUMENT ELECTRONICS CORPORATION
                        --------------------------------------
                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (Unaudited)



                                                              Three Months ended
                                                              ------------------
                                                       June 30, 2009     June 30, 2008
                                                       -------------     -------------

Cash flows from operating activities:
Net  income (loss)                                       $(408,731)        $  43,011
Adjustments to reconcile net loss to net
    cash used in operating activities:
       Deferred income taxes                              (272,220)           28,615
       Depreciation                                         46,144            44,480
       Non-cash stock-based compensation                    17,705            12,220

Changes in assets and liabilities:
    Increase in accounts receivable                        189,732           (99,995)
    Increase in unbilled government receivables           (149,733)         (250,857)
    Decrease in inventories                                197,396           155,377
    Decrease (increase) in prepaid expenses & other         (7,980)           21,352
    Increase in other assets                                (1,045)             (559)
   (Decrease) increase in accounts payable                 413,836          (134,447)
    Decrease in accrued payroll, vacation pay
      and payroll taxes                                    (30,328)          (18,124)
    Increase (decrease) in deferred revenues                (3,751)           28,166
    (Decrease) increase in accrued expenses               (265,253)          389,218
                                                         ---------         ---------
Net cash provided by (used in) operating activities       (274,228)          218,457
                                                         ---------         ---------

Cash flows from investing activities:
    Purchases of equipment                                 (11,313)          (39,276)
                                                         ---------         ---------
Net cash used in investing activities                      (11,313)          (39,276)
                                                         ---------         ---------

Cash flows from financing activities:
    Proceeds from the exercise of stock options               --              25,330
    Proceeds from borrowings from line of credit           150,000           200,000
                                                         ---------         ---------

Net cash provided by financing activities                  150,000           225,330

Net increase (decrease) in cash and cash equivalents      (135,541)          404,511
Cash and cash equivalents at beginning of period           601,887           469,906
                                                         ---------         ---------
Cash and cash equivalents at end of period               $ 466,346         $ 874,417
                                                         =========         =========

Taxes paid                                               $    --           $    --
                                                         =========         =========
Interest paid                                                4,391             4,357
                                                         =========         =========


See accompanying notes to condensed consolidated financial statements



--

                        TEL-INSTRUMENT ELECTRONICS CORP.
                        --------------------------------
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                   (Unaudited)


Note 1        Basis of Presentation
------        ---------------------

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of Tel-Instrument Electronics Corp. as of June 30, 2009, the results of operations for the three months ended June 30, 2009 and June 30, 2008, and statements of cash flows for the three months ended June 30, 2009 and June 30, 2008. These results are not necessarily indicative of the results to be expected for the full year.

The financial statements have been prepared in accordance with the requirements of Form 10-Q and consequently do not include disclosures normally made in an Annual Report on Form 10-K. The March 31, 2009 balance sheet included herein was derived from the audited financial statements included in the Company's annual report on Form 10-K as of that date. Accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2009.


Note 2        Revenue Recognition - Percentage-of-Completion - ITATS
------        ------------------------------------------------------
("Intermediate Level TACAN Test Set") (AN/ARM-206)
--------------------------------------------------

Due to the unique nature of the ITATS program, wherein a significant portion of this contract will not be delivered for over a year, revenues under this contract are recognized on a percentage-of-completion basis, which recognizes sales and profit as they are earned, rather than at the time of shipment.
Revenues and profits are estimated using the cost-to-cost method of accounting where revenues are recognized and profits recorded based upon the ratio of costs incurred to estimate of total costs at completion. The ratio of costs incurred to date to the estimate of total costs at completion is applied to the contract value to determine the revenues and profits. When adjustments in estimated contract revenues or estimated costs at completion are required, any changes from prior estimates are recognized by recording adjustments in the current period for the inception-to-date effect of the changes on current and prior periods. The Company also receives progress billings on this program, which is a funding mechanism by the government to assist contractors on long-term contracts prior to delivery. (See Critical Accounting Policies - Revenue Recognition)


Note 3        Accounts Receivable, net
------        ------------------------

          The following table sets forth the components of accounts receivable:

                                                           June 30,     March 31,
                                                           --------     ---------
                                                               2009          2009

             Government                                 $ 1,189,526   $ 1,199,989
             Commercial                                     177,744       357,013
             Less: Allowance for doubtful accounts          (40,304)      (40,304)
                                                        -----------   -----------

                                                        $ 1,326,966   $ 1,516,698
                                                        ===========   ===========

                                       4



                        TEL-INSTRUMENT ELECTRONICS CORP.
                        --------------------------------
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
        ----------------------------------------------------------------
                                   (Unaudited)



Note 4        Inventories, net
------        ----------------

          Inventories consist of:

                                                June 30,       March 31,
                                                   2009             2009

             Purchased parts                 $ 1,324,352     $ 1,534,184


             Work-in-process                     970,436         918,038
             Finished  goods                      79,281         104,243
             Less: Inventory reserve            (364,919)       (349,919)
                                             -----------     -----------

                                             $ 2,009,150     $ 2,206,546
                                             ===========     ===========


Note 5        Earnings Per Share
------        ------------------

SFAS No. 128, "Earnings Per Share" requires presentation of basic earnings per share ("basic EPS") and diluted earnings per share ("diluted EPS").

The Company's basic income (loss) per common share is based on net income (loss) for the relevant period, divided by the weighted average number of common shares outstanding during the period. Diluted income (loss) per common share is based on net income (loss), divided by the weighted average number of common shares outstanding during the period, including common share equivalents, such as outstanding stock options. Diluted loss per share for the period ended June 30, 2009 does not include common stock equivalents, as these shares would be anti-dilutive.


                                                                                   Three Months      Three Months
                                                                                   ------------      ------------
                                                                                          Ended             Ended
                                                                                          -----             -----
                                                                                  June 30, 2009     June 30, 2008
                                                                                  -------------     -------------
Basic net income (loss) per share computation:
  Net income (loss) attributable to common stockholders                          $    (408,731)     $      43,011
  Weighted-average common shares outstanding                                         2,478,761          2,433,381
  Basic net income (loss) per share attributable to common stockholders          $       (0.16)     $        0.02
Diluted net income (loss) per share computation
  Net income (loss) attributable to common stockholders                          $    (408,731)     $      43,011
  Weighted-average common shares outstanding                                         2,478,761          2,433,381
  Incremental shares attributable to the assumed exercise of
       outstanding stock options                                                          --               79,311
  Total adjusted weighted-average shares                                             2,478,761          2,512,692
  Diluted net income (loss) per share attributable to common stockholders        $      (0.16)      $        0.02

                                                        5

                        TEL-INSTRUMENT ELECTRONICS CORP.
                        --------------------------------
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
        ----------------------------------------------------------------
                                   (Unaudited)


Note 6        Stock Options
------        -------------

Effective April 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R, "Share-Based Payment" ("SFAS 123R"), utilizing the modified prospective method. SFAS 123R requires the measurement of stock-based compensation based on the fair value of the award on the date of grant. Under the modified prospective method, the provisions of SFAS 123R apply to all awards granted after the date of adoption. The Company recognizes compensation cost on awards on a straight-line basis over the vesting period, typically four years. As a result of adopting SFAS 123(R), operations was charged $17,705 and $12,220 for three months ended June 30, 2009 and 2008, respectively. The Company estimates the fair value of each option using the Black Scholes option-pricing model with the following weighted-average assumptions: expected dividend yield of 0.0%, risk-free interest rate of 2.09% to 2.74%, volatility at 42.09% to 43.06%, and an expected life of 5 years for the three months ended June 30, 2009; expected dividend yield of 0.0%, risk-free interest rate of 2.56% to 3.16%, volatility at 38.63% to 39.14%, and an expected life of 5 years for the three months ended June 30, 2008. The Company estimates forfeiture rate based on historical data. Based on an analysis of historical information, the Company has applied a forfeiture rate of 15%.


Note 7        Segment Information
------        -------------------

As a result of the classification of its marine systems division as discontinued operations, in accordance with FAS No. 131, "Disclosures about Segments of an Enterprise and related information", the Company determined it has two reportable segments for continuing operations - avionics government and avionics commercial. There are no inter-segment revenues.

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



                                                  TEL-INSTRUMENT ELECTRONICS CORP.
                                                  --------------------------------
                                  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                  ----------------------------------------------------------------
                                                             (Unaudited)


Note 7        Segment Information (continued)
------        -------------------------------

The table below presents  information  about reportable  segments within the avionics business for the periods ending June 30, 2009 and 2008:

  Three Months Ended                                 Avionics        Avionics        Avionics       Corporate
  ------------------                                 --------        --------        --------       ---------
  June 30, 2009                                         Gov't         Comm'l.           Total           Items                Total
  -------------                                         -----         -------           -----           -----                -----
  Net sales                                       $ 1,891,240     $   434,515     $ 2,325,755                          $ 2,325,755
  Cost of Sales                                       974,225         283,441       1,257,666                            1,257,666
                                                  -----------     -----------     -----------                          -----------
  Gross Margin                                        917,015         151,074       1,068,089                            1,068,089
                                                  -----------     -----------     -----------                          -----------

  Engineering, research, and development                                              932,872                              932,872
  Selling, general, and admin.                                                        308,854         498,394              807,248
  Interest (income) expense,net                                                         7,103               -                7,103
                                                                                  -----------     -----------          -----------
  Total expenses                                                                    1,248,829         498,394            1,747,223
                                                                                  -----------     -----------          -----------
  Loss from continuing operations
         before income taxes                                                      $  (180,740)    $  (498,394)         $  (679,134)
                                                                                  ===========     ===========          ===========

  Segment assets                                  $ 4,317,644     $   433,675     $ 4,751,319     $ 2,627,548          $ 7,378,867
                                                  ===========     ===========     ===========     ===========          ===========


  Three Months Ended                                 Avionics        Avionics        Avionics       Corporate
  ------------------                                 --------        --------        --------       ---------
  June 30, 2008                                         Gov't         Comm'l.           Total           Items               Total
  -------------                                         -----         -------           -----           -----               -----
  Net sales                                       $ 2,960,596     $   591,379     $ 3,551,975                          $ 3,551,975
  Cost of Sales                                     1,741,197         321,849       2,063,046                            2,063,046
                                                  -----------     -----------     -----------                          -----------
  Gross Margin                                      1,219,399         269,530       1,488,929                            1,488,929
                                                  -----------     -----------     -----------                          -----------

  Engineering, research, and development                                              735,151                              735,151
  Selling, general, and admin.                                                        385,565         322,793              708,358
  Interest (income) expense ,net                                                       11,129               -               11,129
                                                                                  -----------     -----------          -----------
  Total expenses                                                                    1,131,845         322,793            1,454,638
                                                                                  -----------     -----------          -----------
  Income (loss) from continuing operations
      before income taxes                                                         $   357,084     $  (322,793)         $    34,291
                                                                                  ===========     ===========          ===========


Note 8        Income Taxes
------        ------------

The Company  adopted the  provisions  of Financial  Accounting  Standards  Board
("FASB")  Interpretation No. 48 ("FIN 48"), Accounting for Uncertainty in Income
Taxes- an  Interpretation  of FASB  Statement  No.  109,  on April 1, 2007.  The
Company  has  analyzed  filing  positions  in  all  of  the  federal  and  state jurisdictions  where it is required to file income tax  returns,  as well as all
open  tax  years  in  these  jurisdictions.   The  Company  does  not  have  any
unrecognized tax benefits.

The  tax  effect  of  temporary   differences,   primarily  net  operating  loss
carryforwards,  asset  reserves  and  accrued  liabilities,  gave  rise  to  the
Company's  deferred  tax asset in the  accompanying  June 30, 2009 and March 31,
2009 consolidated  balance sheets.  Deferred income taxes are recognized for the tax  consequence of such temporary  differences at the enacted tax rate expected to be in effect when the differences reverse.

                                       7

                        TEL-INSTRUMENT ELECTRONICS CORP.
                        --------------------------------
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
        ----------------------------------------------------------------
                                   (Unaudited)


Note 9        Fair Value Measurements
------        -----------------------

On September 2006, the FASB issued SFAS 157, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS 157 were effective April 1, 2008. The FASB has also issued Staff Position (FSP) SFAS 157-2 (FSP No. 157-2), which delayed the effective date of SFAS 157 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008.

As defined in SFAS 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. The Company classifies fair value balances based on the observability of those inputs. SFAS 157 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurement).

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

Cash, accounts receivable, accounts payable, and accrued expenses reflected in the consolidated balance sheets are a reasonable estimate of their fair value due to the shot-term nature of these instruments. The carrying value of the Company's short-term borrowings is a reasonable estimate of its fair value as borrowings under the Company's credit facility have variable rates that reflect currently available terms and conditions for similar debt. As of June 30, 2009 and March 31, 2009, the Company did not have any financial assets and liabilities measured at fair value on a recurring basis that would be subject to the disclosure provisions of SFAS 157.



                        TEL-INSTRUMENT ELECTRONICS CORP.
                        --------------------------------
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
        ----------------------------------------------------------------
                                   (Unaudited)


Note 10       Discontinued Operations
-------       -----------------------

In fiscal year 2008, the Board of Directors approved discontinuing the Company's marine systems division. As a result, the consolidated financial statements present the marine systems division as a discontinued operation.

The Company wrote-off fixed assets of approximately $77,000 and inventories of approximately $151,000 in 2008.

The Company's decision to discontinue its marine operations was based primarily on the historical losses sustained and management's intent to focus on its avionics business

The following tables reflects sales, costs and expenses, and loss from discontinued operations, net of taxes for the three months ended June 30, 2009 and 2008, respectively.

     --------------------------------------------------------------- ---------------------- -----------------
                                                                              Three Months      Three Months
                                                                              ------------      ------------
                                                                                     Ended             Ended
                                                                                     -----             -----
                                                                             June 30, 2009     June 30, 2008
                                                                             -------------     -------------

     --------------------------------------------------------------- ---------------------- -----------------
     Discontinued Operations:
     ------------------------
     --------------------------------------------------------------- ---------------------- -----------------
     Sales                                                                        $ 16,444          $ 81,506
     --------------------------------------------------------------- ---------------------- -----------------
     Costs and expenses                                                             17,960            44,170
                                                                                  --------          --------
     --------------------------------------------------------------- ---------------------- -----------------
     Income (loss) from operations of discontinued operations                       (1,516)           37,336
     --------------------------------------------------------------- ---------------------- -----------------
     Income tax provision (benefit)                                                   (606)           14,916
                                                                                  --------          --------
     --------------------------------------------------------------- ---------------------- -----------------
     Net income (loss)  from discontinued operations                              $   (910)         $ 22,420
                                                                                  ========          ========
     --------------------------------------------------------------- ---------------------- -----------------


Note 11       Reclassifications
-------       -----------------

Certain prior year and period amounts have been reclassified to conform to the current period presentation.


Note 12       Litigation
-------       ----------

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

                                       9

                        TEL-INSTRUMENT ELECTRONICS CORP.
                        --------------------------------
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
        ----------------------------------------------------------------
                                   (Unaudited)


Note 12       Litigation (continued)
-------       ----------------------

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

The Aeroflex civil claim is currently in the jurisdiction phase. Based, among other things, on Tel's knowledge of the technology involved and the Army's detailed and emphatic refutation of Aeroflex's allegations, Tel believes that Aeroflex's claims are without merit. However, Tel has incurred and anticipates that it will incur substantial legal fees in connection with the litigation, and these costs will have an adverse effect on its results of operations for the fiscal year ending March 31, 2010. During the quarter ended June 30, 2009, the Company incurred approximately $111,000 of legal fees associated with the GAO protest and the civil litigation.


Note 13       New Accounting Pronouncements
-------       -----------------------------


In December 2007, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No 141(R), "Business Combinations." This statement provides new accounting guidance and disclosure requirements for business combinations. SFAS No 141(R) is effective for business combinations which occur in the first fiscal year beginning on or after December 15, 2008. The adoption of SFAS 141(R) will not have a significant impact on the Company's consolidated financial statements or financial position, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of any acquisitions the Company consummates after the effective date.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133" ("SFAS 161"), which modifies and expands the disclosure requirements for derivative instruments and hedging activities. SFAS 161 requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation and requires quantitative disclosures about fair value amounts and gains and losses on derivative instruments. It also requires disclosures about credit-related contingent features in derivative agreements. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. SFAS 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company adopted this standard effective January 1, 2009. The implementation of this standard did not have a material impact on the disclosures related to the Company's consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion

                        TEL-INSTRUMENT ELECTRONICS CORP.
                        --------------------------------
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
        ----------------------------------------------------------------
                                   (Unaudited)


Note 13       New Accounting Pronouncements (continued)
-------       -----------------------------------------

No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. FSP FAS 107-1 and APB 28-1 were effective for interim and annual reporting periods ending after June 15, 2009. The Company made the disclosures required by this statement.

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This FSP provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. FSP FAS 157-4 was effective for interim and annual reporting periods ending after June 15, 2009, and is applied prospectively. The Company's adoption of FSP FAS 157-4 did not have a material impact on the Company's condensed consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162 ("SFAS 168"). SFAS 168 establishes the FASB Standards Accounting Codification ("Codification") as the source of authoritative GAAP recognized by the FASB to be applied to nongovernmental entities. The only other source of authoritative GAAP is the rules and interpretive releases of the SEC which only apply to SEC registrants. The Codification will supersede all the existing non-SEC accounting and reporting standards upon its effective date. Since the issuance of the Codification is not intended to change or alter existing GAAP, adoption of this statement will not have an impact on the Company's financial position or results of operations, but will change the way in which GAAP is referenced in the Company's financial statements. SFAS 168 is effective for interim and annual reporting periods ending after September 15, 2009.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events ("SFAS 165"), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. The Company adopted SFAS 165 effective April 1, 2009 and has evaluated subsequent events after the balance sheet date of June 30, 2009 through the date the financial statements were issued, August 14, 2009.

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

Forward-looking statements include, among others, statements concerning the Company's outlook, pricing trends and forces within the industry, the completion dates of capital projects, expected sales growth, cost reduction strategies and their results, long-term goals of the Company and other statements of expectations, beliefs, including statements regarding litigation, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts.

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

Revenues on repairs and calibrations are recognized at the time the repaired or calibrated unit is shipped, as it is at the time that the work is completed.

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

Income taxes - deferred tax assets arise from a variety of sources, the most significant being: a) tax losses that can be carried forward to be utilized against profits in future years; b) expenses recognized in the books but disallowed in the tax return until the associated cash flow occurs; and c) valuation changes of assets which need to be tax effected for book purposes but are taxable only when the valuation change is realized. Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using enacted tax rates and laws that are expected to be in effect when such differences are expected to reverse. The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance for any tax benefit which is not more likely than not to be realized. In assessing the need for a valuation allowance, future taxable income is estimated, considering the realization of tax loss carryforwards. Valuation allowances related to deferred tax assets can also be affected by changes to tax laws, changes to statutory tax rates and future taxable income levels. In the event it is determined that the Company would not be able to realize all or a portion of our deferred tax assets in the future, we would reduce such amounts through a charge to income in the period in which that determination is made. Conversely, if we were to determine that we would be able to realize our deferred tax assets in the future in excess of the net carrying amounts, we would decrease the recorded valuation allowance through an increase to income in the period in which that determination is made. In its evaluation of a valuation allowance the Company takes into account existing contracts and backlog, and the probability that options under these contract awards will be exercised as well as sales of existing products. The Company prepares profit projections based on the revenue and expenses forecast to determine that such revenues will produce sufficient taxable income to realize the deferred tax assets

Item 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
-------       -------------------------------------------
              RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)
              ---------------------------------------------------------

General
-------

Management's discussion and analysis of results of operations and financial condition is intended to assist the reader in the understanding and assessment of significant changes and trends related to the results of operations and financial position of the Company together with its subsidiary. This discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying financial notes in the Company's Annual Report on Form 10-K for the year ended March 31, 2009.

The Company's avionics business is conducted in the Government, Commercial and General aviation markets (see Note 7 of Notes to Financial Statements for segment financial information). In January 2004, the Company completed its acquisition of ITI, a company selling products to the marine industry, and ITI's financial statements were consolidated with the Company's financial statements until the Company considered it a discontinued operation as of March 31, 2009 see Note 10 to Financial Statements).

Overview
--------

As discussed in our Form 10-K for the year ended March 31, 2009, because of the continuing decline in commercial sales, the difficult economic environment, delays in several major anticipated government orders, the increased new product engineering costs, and the increased legal and professional fees, the Company expected that sales and profits in the first half of the current fiscal year would decline materially, until substantial production and delivery of the new products commence. However, the Company believes that the financial situation for the Company will improve in the second half of the current fiscal year and the Company expects to be profitable in the next fiscal year.

In the first quarter of fiscal year 2010, the Company's sales fell 35% as compared to the same period last year, and the Company recorded a net loss from continuing operations before taxes of $679,000 as compared to $34,291 in net income from continuing operations before taxes in the prior year.

As discussed in our Form 10-K for the year ended March 31, 2009, the current fiscal year will be a challenge as the commercial avionics market shows no signs of improvement and military sales have been impacted by delays in the receipt of several expected large orders, as well as some delay in completion of our existing programs. Moreover, the Company continues to make substantial engineering investments in the AN/USM-708 and the recently awarded TS-4530A programs. TEL has also experienced delays on two of its major programs (AN/USM-708/ and AN/ARM-206) that have collectively increased development cost and time and delayed production shipments. At this time, it appears that sales will remain at depressed levels for the first half of this fiscal year with a substantial operating loss. Starting in the third quarter of this fiscal year, revenues and profitability are expected to increase due to anticipated shipments of the AN/APM-719 as well as the receipt of anticipated government orders which have been delayed.

TEL currently has three major government contracts totaling over $80 million of potential orders, which it won competitively. Upon completion of our engineering development on these major programs, TEL has the ability to substantially increase the size and profitability of our business starting next fiscal year (which begins April 2010) as production deliveries of the AN/USM-708 and AN/APM-206 are expected to commence in volume. Production deliveries of TS-4530A are also expected to commence in volume later in calendar year 2010. This program has a maximum contract value of $44 million with $15 million of delivery orders already received.

Item 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
-------       -------------------------------------------
              RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)
              ---------------------------------------------------------


Overview (continued)
--------------------

On July  28,  2009,  Tel was  notified  by the  AIMS  Program  Office  that  its
AN/USM-719 Mode 5 test set has been officially certified for Mode 5 system integration purposes. This is a major accomplishment as this represents the first Mode 5 flight-line test set certified by AIMS (the DoD Agency in charge of IFF system certification). This represents the culmination of a multi-million investment by the company in Mode 5 technology and will provide a significant competitive advantage in the years to come as the U.S. and our NATO allies migrate to this leading edge IFF technology. To our knowledge, Tel is the only company with AIMS certified Mode 5 flight-line test sets.

At June 30, 2009 the Company's backlog stood at approximately $14.7 million, as compared to approximately $11.4 million at June 30, 2008. The backlog at June 30, 2009 includes only the amount of currently exercised delivery orders on open IDIQ (indefinite delivery/indefinite quantity) contracts, and is expected to materially increase when the volume production orders for the two large Navy contracts are received. Historically, the Company obtains a substantial volume of orders which are required to be filled in less than twelve months, and, therefore, these anticipated orders are not reflected in the backlog. The Company has received approximately $8.83 million in orders related to the TS-4530A program, and this amount is included in the backlog at June 30, 2009. In July 2009, the Company received an additional delivery order of approximately $6 million related to the TS-4530 program.

On March 24, 2009, Aeroflex Wichita, Inc. ("Aeroflex") filed a civil claim against the Company and two of its employees in the District Court, Sedgwick County, Kansas, Case No. 09 CV 1141 (the "Aeroflex Action"), alleging that the Company and its two employees misappropriated Aeroflex's proprietary technology in connection with TEL winning the Army TS-4530A contract. Many of these same claims were included in Aeroflex's previous, formal Protest of the Contract award which it filed with the U.S. Government Accounting Office ("GAO"). On or about March 17, 2009, the Army Contracts Attorney and the Army Contracting Officer each filed a statement with the GAO, expressly rejecting Aeroflex's allegations that the Company used or infringed Aeroflex proprietary technology in winning the Award, and concluding that the Company had used only its own proprietary technology. On April 6, 2009, Aeroflex withdrew its GAO Protest, but continued the civil litigation. The Aeroflex civil claim is currently in the jurisdiction phase.

While TEL is confident about the ultimate successful outcome of the litigation, the Company anticipates that it will incur legal fees in connection with the litigation, and these costs will have an adverse effect on its results of operations for the fiscal year ending March 31, 2010. During the quarter ended June 30, 2009, the Company incurred legal fees of approximately $110,000 in connection with the GAO protest and this litigation.

Given the weak first quarter results, Tel increased it borrowing on its credit facility by $150,000 in the quarter to $600,000 and had approximately $485,000 of available borrowing capacity as of June 30, 2009. This credit line is on a year-to-year basis with a September 30, 2009 renewal date. Given first quarter loss and the expected loss in the second quarter as well as the sharp expansion in projected business starting this fall, the Company is planning to raise a minimum of $500,000 of equity funding in the next few months through a combination of Director stock option exercises and new share purchases. At this time, the Company has received informal commitments from several Directors to purchase between 90,000 and 100,000 shares of newly issued company stock at a price to be determined by a Special Committee of Directors who would not purchase shares. Other shareholders will be provided the opportunity to participate on the same terms and conditions subject to a minimum share purchase. Further information about the financing program will be provided when the details are finalized.

Item 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
-------       -------------------------------------------
              RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)
              ---------------------------------------------------------


Results of Operations (continued)
---------------------------------

Sales
-----

For the first quarter ended June 30, 2009, total sales decreased $1,226,220 (34.5%) to $2,325,755 as compared to $3,551,975 for the same quarter in the prior year. Avionics Government sales decreased $1,069,356 (36.1%) to $1,891,240 for the period as compared to $2,960,596 for the same period last year. The decrease in Avionics Government sales is primarily attributed to: a decrease in sales associated with the ITATS, which are recognized on a percentage of completion as the initial phase of the programs nears completion as well a decrease in shipments of the T-30D, T-47N, and the T-47G, which were primarily associated with orders that were awarded in the previous year. Government sales have been impacted by delays in the receipt of several expected large orders. These decreases were partially offset by higher sales of the AN/APM-719. Commercial sales decreased $156,864 (26.5%) to $434,515 for the three months ended June 30, 2009 as compared to $591,379 in the same period in the prior year As a result of the continued weakness in the commercial market.


Gross Margin
------------

Gross margin decreased $420,840 (28.3%) to $1,068,089 for the three months ended June 30, 2009 as compared to $1,488,929 for the same three months in the prior fiscal year. The decrease in gross margin is attributed to the decrease in volume. The gross margin percentage for the three months ended June 30, 2009 was 45.9% as compared to 41.9% for the three months ended June 30, 2008.

Operating Expenses
------------------

Selling, general and administrative expenses increased $98,890 (14%) to $807,248 for the three months ended June 30, 2009, as compared to $708,358 for the three months ended June 30, 2008. This increase is attributed mainly to an increase in legal fees associated with the litigation (see Note 12 to the Financial Statements), and professional fees offset partially by lower outside commissions.

Engineering, research and development expenses increased $197,721 (26.9%) to $932,872 for three months ended June 30, 2009 as compared to $735,151 for the three months ended June 30, 2008. Engineering, research and development expenses are mostly attributed to efforts related to the CRAFT and TS-4530 programs.

Interest, net
-------------

Interest expense decreased as a result of lower interest rates.


Income (Loss) from Continuing Operations before Income Taxes
------------------------------------------------------------

As a result of the above, the Company recorded a loss from continuing operations before income taxes of $679,134 for the quarter ended June 30, 2009 as compared to income from continuing operations before income taxes of $34,291 for the quarter ended June 30, 2008.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                   -------------------------------------------

            RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)
            ---------------------------------------------------------


Results of Operations (continued)
---------------------------------

Income Taxes
------------

An income tax benefit of $271,313 was recorded for the three months ended June 30, 2009 as compared to an income tax provision in the amount of $13,700 for the quarter ended June 30, 2008. The change is due to the loss before taxes for the quarter ended June 30, 2009 as compared to income before taxes for the quarter ended June 30, 2008. These amounts represent the effective federal and state tax rate of approximately 40% on the Company's net income or loss before taxes.


Net Income (Loss) from Continuing Operations, Net of Taxes
----------------------------------------------------------

As a result of the above, the Company recorded a loss from continuing operations, net of taxes of $407,821 for the quarter ended June 30, 2009 as compared to net income from continuing operations, net of taxes of $20,591 for the quarter ended June 30, 2008.

Income (Loss) from  Discontinued Operations, Net of taxes
---------------------------------------------------------

For the three months ended June 30, 2009, the Company recorded a loss from discontinued operations, net of taxes, of $910 as compared to income from discontinued operations, net of taxes, of $22,420 for the three months ended June 30, 2008, primarily as a result of the lower sales volume.

Net Income (Loss)
-----------------

As a result of the above, the Company recorded a net loss of $408,731 for the quarter ended June 30, 2009 as compared to net income of $43,011 for the quarter ended June 30, 2008.

Liquidity and Capital Resources
-------------------------------

At June 30, 2009, the Company had working capital of $2,925,598 as compared to $3,284,115 at March 31, 2009. For the three months ended June 30, 2009, the Company used $274,228 in cash for operations as compared to generating $218,457 in cash from operations the three months ended June 30, 2008. This decrease in cash from operations is primarily attributed to the loss for the period and the decrease in accrued expenses partially offset by an increase in accounts payable.

Net cash used in investing activities was $11,313 for the three months ended June 30, 2009 from $39,276 for the three months ended June 30, 2008 due to the decrease in purchases of equipment.

Net cash provided by financing activities decreased to $150,000 for the three months ended June 30, 2009 from $225,330 for the three months ended June 30, 2008 due to the lower borrowings from the line of credit and a decrease in proceeds from the exercise of stock options.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                   -------------------------------------------
            RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)
            ---------------------------------------------------------


Liquidity and Capital Resources (continued)
-------------------------------------------

At June 30, 2009 the Company's backlog stood at approximately $14.7 million, as compared to approximately $11.4 million at June 30, 2008. The backlog at June 30, 2009 includes only the amount of currently exercised delivery orders on open IDIQ (indefinite delivery/indefinite quantity) contracts, and is expected to materially increase when the volume production orders for the two large Navy contracts are received. Historically, the Company obtains a substantial volume of orders which are required to be filled in less than twelve months, and, therefore, these anticipated orders are not reflected in the backlog. The Company has received approximately $8.83 million in orders related to the TS-4530A program, and this amount is included in the backlog at June 30, 2009. In addition, in July 2009 the Company received an additional $6 million delivery order from the Army, bringing the total amount of orders received to approximately $15 million.

Given the weak first quarter results, Tel increased it borrowing on its credit facility by $150,000 in the quarter to $600,000 and had approximately $485,000 of available borrowing capacity as of June 30, 2009. This credit line is on a year-to-year basis with a September 30, 2009 renewal date. Given first quarter loss and the expected loss in the second quarter as well as the sharp expansion in projected business starting this fall, the Company is planning to raise a minimum of $500,000 of equity funding in the next few months through a combination of Director stock option exercises and new share purchases. At this time, the Company has received informal commitments from several Directors to purchase between 90,000 and 100,000 shares of newly issued company stock at a price to be determined by a Special Committee of Directors who would not purchase shares. Other shareholders will be provided the opportunity to participate on the same terms and conditions subject to a minimum share purchase. Further information about the financing program will be provided when the details are finalized.

There was no significant impact on the Company's operations as a result of inflation for the three months ended June 30, 2009. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended March 31, 2009.


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

Part II.      Other Information
--------      -----------------


Item 1.       Legal Proceedings
-------       -----------------

              See discussion in Item 3 of the Company's Report on Form 10-K for the fiscal year ended March 31, 2009, and the above under M,D&A overview.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds
-------       -----------------------------------------------------------

              There were no unregistered sales of equity securities and there were no repurchases of equity securities during the Company's first quarter ended June 30, 2009.

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

                                         TEL-INSTRUMENT ELECTRONICS CORP.

Date:    August 14, 2009                 By:  /s/  Harold K. Fletcher
                                            -----------------------------------
                                                   Harold K. Fletcher
                                                   CEO


Date:   August 14, 2009                  By:  /s/  Joseph P. Macaluso
                                            -----------------------------------
                                                   Joseph P. Macaluso
                                                   Principal Accounting Officer