Form 10-Q
period 2009-09-30
TEL INSTRUMENT ELECTRONICS CORP
filed 2009-11-16
CIK 96885

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                    ----------------------------------------

                                    FORM 10-Q

                   QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2009

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

2,601,261 shares of Common stock, $.10 par value as of November 10, 2009.

                     TEL-INSTRUMENT ELECTRONICS CORPORATION
                     --------------------------------------
                                TABLE OF CONTENTS
                                -----------------



                                                                            PAGE
                                                                            ----

              Part I - Financial Information

Item 1.       Condensed Consolidated Financial Statements (Unaudited):

              Condensed Consolidated Balance Sheets
              September 30, 2009 and March 31, 2009                          3

              Condensed Consolidated Statements of Operations -
              Three and Six Months Ended September 30, 2009 and 2008         4

              Condensed Consolidated Statements of Cash Flows -
              Six Months Ended September 30, 2009 and 2008                   5

              Notes to Condensed Consolidated Financial Statements          6-15

Item 2.       Management's Discussion and Analysis of the Results of
              Operations and Financial Condition                           16-23

Item 4.       Controls and Procedures                                        23

              Part II - Other Information

Item 1.       Legal Proceedings                                              24

Item 2.       Unregistered sales of Equity Securities and Use of Proceeds    24

Item 6.       Exhibits                                                       24



              Signatures                                                     25

              Certifications



Item 1 - Financial Statements


                         TEL-INSTRUMENT ELECTRONICS CORPORATION
                         --------------------------------------
                          CONDENSED CONSOLIDATED BALANCE SHEETS
                          -------------------------------------



                                                           September 30,    March 31,
                                                           -------------    ---------
                                                                2009           2009
                                                                ----           ----
                                                            (unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                                $   457,663    $   601,887
  Accounts receivable, net                                    1,514,024      1,516,698
  Unbilled government receivables                             1,441,200      1,265,470
  Inventories, net                                            1,662,692      2,206,546
  Prepaid expenses and other                                     71,639         90,509
  Deferred income tax asset                                     461,627        461,631
                                                            -----------    -----------
Total current assets                                          5,608,845      6,142,741

Equipment and leasehold improvements, net                       363,502        437,974
Deferred income tax asset - non-current                       1,248,800        852,413
Other assets                                                     70,764         72,261
                                                            -----------    -----------

Total assets                                                $ 7,291,911    $ 7,505,389
                                                            ===========    ===========

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities:
  Line of credit                                                600,000        450,000
  Accounts payable                                              448,009        456,343
  Deferred revenues                                              21,222         21,891
  Accrued payroll, vacation pay and payroll taxes               317,507        326,202
  Accrued expenses                                            1,286,692      1,604,190
                                                            -----------    -----------
Total current liabilities                                     2,673,430      2,858,626

Deferred revenues                                                39,076         43,243
                                                            -----------    -----------

Total liabilities                                             2,712,506      2,901,869
                                                            -----------    -----------

Commitments

Stockholders' equity:
   Common stock, par value $.10 per share, 2,601,261
      and 2, 478,761 issued and outstanding as of
      September 30, 2009 and March 31, 2009, respectively       260,126        247,876
   Additional paid-in capital                                 5,355,056      4,801,272
   Accumulated deficit                                       (1,035,777)      (445,628)
                                                            -----------    -----------
Total stockholders' equity                                    4,579,405      4,603,520
                                                            -----------    -----------

Total liabilities and stockholders' equity                  $ 7,291,911    $ 7,505,389
                                                            ===========    ===========


          See accompanying notes to condensed consolidated financial statements

                                      TEL-INSTRUMENT ELECTRONICS CORPORATION
                                      --------------------------------------
                                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  -----------------------------------------------
                                                    (Unaudited)



                                                    Three Months Ended                  Six Months Ended
                                                    ------------------                  ----------------
                                              September 30,     September 30,     September 30,     September 30,
                                              -------------     -------------     -------------     -------------
                                                  2009              2008              2009              2008
                                                  ----              ----              ----              ----

Net sales                                     $ 2,384,354       $ 3,855,121       $ 4,710,109        $ 7,407,096
Cost of sales                                   1,160,105         1,715,634         2,417,771          3,778,680
                                              -----------       -----------       -----------        -----------

Gross margin                                    1,224,249         2,139,487         2,292,338          3,628,416

Operating expenses:
  Selling, general and administrative             710,718           763,784         1,517,966          1,472,142
  Engineering, research and development           815,203           713,853         1,748,075          1,449,004
                                              -----------       -----------       -----------        -----------
Total operating expenses                        1,525,921         1,477,637         3,266,041          2,921,146
                                              -----------       -----------       -----------        -----------

Operation income (loss) from continuing
  operations                                     (301,672)          661,850          (973,703)           707,270

Interest income (expense):
  Interest income                                     123             1,683               493              2,073
  Interest expense                                (11,526)          (13,336)          (18,999)           (24,855)
                                              -----------       -----------       -----------        -----------

Income (loss) from continuing operations
       Before income taxes                       (313,075)          650,197          (992,209)           684,488

Income tax provision (benefit)                   (125,074)          304,365          (396,387)           318,065
                                              -----------       -----------       -----------        -----------

Net income (loss) from continuing
       operations                                (188,001)          345,832          (595,822)           366,423

Income (loss) from discontinued operations,
        net of income taxes                         6,583            44,819             5,673             67,239
                                              -----------       -----------       -----------        -----------

Net income (loss)                             $  (181,418)      $   390,651       $  (590,149)       $   433,662
                                              -----------       -----------       -----------        -----------

Income (loss) from continuing operations

   Basic income (loss) per common share       $     (0.07)      $      0.14       $     (0.24)       $      0.15
                                              ===========       ===========       ===========        ===========
   Diluted income (loss) per common share     $     (0.07)      $      0.14       $     (0.24)       $      0.15
                                              ===========       ===========       ===========        ===========

Income (loss) from discontinued operations,
       net of income taxes:
   Basic income (loss) per common share       $      0.00       $      0.02       $      0.00        $      0.03
                                              ===========       ===========       ===========        ===========
   Diluted income (loss) per common share     $      0.00       $      0.02       $      0.00        $      0.03
                                              ===========       ===========       ===========        ===========

Net Income (loss):
   Basic income (loss) per common share       $     (0.07)      $      0.16       $     (0.24)       $      0.18
   Diluted income (loss) per common share     $     (0.07)      $      0.16       $     (0.24)       $      0.17

Weighted average shares outstanding:
   Basic                                        2,504,794         2,445,511         2,491,848          2,439,547
   Diluted                                      2,504,794         2,512,068         2,491,848          2,506,104


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



                                                              Six Months Ended
                                                              ----------------
                                                       September 30,     September 30,
                                                       -------------     -------------
                                                           2009              2008
                                                           ----              ----

Cash flows from operating activities:
Net  income (loss)                                     $  (590,149)      $   433,662
Adjustments to reconcile net loss to net
    cash used in operating activities:
       Deferred income taxes                              (396,383)          302,896
       Depreciation                                         90,580            93,912
       Non-cash stock-based compensation                    36,149            24,766

Changes in assets and liabilities:
    Decrease (increase) in accounts receivable               2,674        (1,151,299)
    Increase in unbilled government receivables           (175,730)         (176,750)
    Decrease (increase) in inventories                     543,854          (133,799)
    Decrease in prepaid expenses & other                    18,870            84,443
    Decrease (increase) in other assets                      1,497              (834)
    Decrease in accounts payable                            (8,334)          (57,765)
    Decrease in accrued payroll, vacation pay
      and payroll taxes                                     (8,695)          (26,458)
    (Decrease) increase  in deferred revenues               (4,836)           10,329
    (Decrease) increase in accrued expenses               (317,498)          450,036
                                                       -----------       -----------
Net cash used in operating activities                     (808,001)         (146,861)
                                                       -----------       -----------

Cash flows from investing activities:
    Purchases of equipment                                 (16,108)          (57,730)
                                                       -----------       -----------
Net cash used in investing activities                      (16,108)          (57,730)
                                                       -----------       -----------

Cash flows from financing activities:
    Proceeds from the issuance of common stock             359,470              --
    Proceeds from the exercise of stock options            170,415            45,780
    Proceeds from loan on life insurance policy               --              67,578
    Proceeds from borrowings from line of credit
                                                           150,000           100,000
                                                       -----------       -----------
Net cash provided by financing activities                  679,885           213,358
                                                       -----------       -----------

Net (decrease) increase in cash and cash equivalents      (144,224)            8,767
Cash and cash equivalents at beginning of period           601,887           469,906
                                                       -----------       -----------
Cash and cash equivalents at end of period             $   457,663       $   478,673
                                                       ===========       ===========

Taxes paid                                             $     3,470       $    15,290
                                                       ===========       ===========
Interest paid                                          $     9,656       $    14,418
                                                       ===========       ===========



        See accompanying notes to condensed consolidated financial statements

                        TEL-INSTRUMENT ELECTRONICS CORP.
                        --------------------------------
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                   (Unaudited)


Note 1        Basis of Presentation
------        ---------------------

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of Tel-Instrument Electronics Corp. as of September 30, 2009, the results of operations for the three and six months ended September 30, 2009 and September 30, 2008, and statements of cash flows for the six months ended September 30, 2009 and September 30, 2008. These results are not necessarily indicative of the results to be expected for the full year.

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

Note 2        Revenue Recognition - Percentage-of-Completion - ITATS
------        ------------------------------------------------------
              ("Intermediate Level TACAN Test Set") (AN/ARM-206)
              --------------------------------------------------

Due to the unique nature of the ITATS program, wherein a significant portion of this contract will not be delivered for over a year, revenues under this contract are recognized on a percentage-of-completion basis, which recognizes sales and profit as they are earned, rather than at the time of shipment. Revenues and profits are estimated using the cost-to-cost method of accounting where revenues are recognized and profits recorded based upon the ratio of costs incurred to estimate of total costs at completion. The ratio of costs incurred to date to the estimate of total costs at completion is applied to the contract value to determine the revenues and profits. When adjustments in estimated contract revenues or estimated costs at completion are required, any changes from prior estimates are recognized by recording adjustments in the current period for the inception-to-date effect of the changes on current and prior periods. The Company also receives progress billings on this program, which is a funding mechanism by the government to assist contractors on long-term contracts prior to delivery. (See Critical Accounting Policies - Revenue Recognition). These progress payments are applied to Accrued Receivables resulting from revenues recognized under percentage-of-completion accounting.

Note 3        Accounts Receivable, net
------        ------------------------

          The following table sets forth the components of accounts receivable:

                                                 September 30,        March 31,
                                                 -------------        ---------
                                                          2009             2009
                                                          ----             ----

              Government                          $  1,205,412     $  1,199,989
              Commercial                               348,916          357,013
              Allowance for doubtful accounts          (40,304)         (40,304)
                                                  ------------     ------------

                                                  $  1,514,024     $  1,516,698
                                                  ============     ============



                                              TEL-INSTRUMENT ELECTRONICS CORP.
                                              --------------------------------
                              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                              ----------------------------------------------------------------
                                                         (Unaudited)


Note 4        Inventories, net
------        ----------------

              Inventories consist of:

                                                                              September 30,              March 31,
                                                                              -------------              ---------
                                                                                      2009                    2009
                                                                                      ----                    ----

                Purchased parts                                          $       1,155,136       $       1,534,184


                Work-in-process                                                    777,061                 918,038
                Finished  goods                                                    110,414                 104,243
                Less: Inventory reserve                                           (379,919)               (349,919)

                                                                         $       1,662,692        $      2,206,546

Note 5        Earnings Per Share

Financial  Accounting  Standards Board ("FASB") ASC 260-10 (Prior  authoritative
Financial Accounting SFAS No. 128, "Earnings Per Share") requires presentation of basic earnings per share ("basic EPS") and diluted earnings per share
("diluted EPS").

The Company's basic income (loss) per common share is based on net income (loss) for the relevant period, divided by the weighted average number of common shares outstanding during the period. Diluted income (loss) per common share is based on net income (loss), divided by the weighted average number of common shares outstanding during the period, including common share equivalents, such as outstanding stock options. Diluted loss per share for the periods ended
September 30, 2009 do not include common stock equivalents, as these shares would be anti-dilutive.

                                                                            Three Months Ended           Three Months Ended
                                                                            ------------------           ------------------
                                                                            September 30, 2009           September 30, 2008
                                                                            ------------------           ------------------
Basic net income (loss) per share computation:
  Net income (loss) attributable to common stockholders                  $            (181,418)       $             390,651
  Weighted-average common shares outstanding                                         2,504,794                    2,445,511
  Basic net income(loss) per share attributable to common
       Stockholders                                                      $               (0.07)       $                0.16
Diluted net income (loss) per share computation
  Net income(loss) attributable to common stockholders                   $            (181,418)       $             390,651
  Weighted-average common shares outstanding                                         2,504,794                    2,445,511
  Incremental shares attributable to the assumed exercise of
       outstanding stock options                                                          --                         66,557
  Total adjusted weighted-average shares                                             2,504,794                    2,512,068
  Diluted net income(loss) per share attributable to common
      stockholders                                                       $               (0.07)       $                0.16

                                                TEL-INSTRUMENT ELECTRONICS CORP.
                                                --------------------------------
                                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                ----------------------------------------------------------------
                                                           (Unaudited)
                                                           -----------


Note 5        Earnings Per Share (continued)
------        ------------------------------

                                                                                Six Months Ended                Six Months Ended
                                                                                ----------------                ----------------
                                                                              September 30, 2009              September 30, 2008
                                                                              ------------------              ------------------
Basic net income (loss) per share computation:
  Net income (loss) attributable to common stockholders                   $             (590,149)        $               433,662
  Weighted-average common shares outstanding                                           2,491,848                       2,439,547
  Basic net income(loss) per share attributable to common
        Stockholders                                                      $                (0.24)        $                  0.18
Diluted net income (loss) per share computation
  Net income(loss) attributable to common stockholders                    $             (590,149)        $               433,662
  Weighted-average common shares outstanding                                           2,491,848                       2,439,547
  Incremental shares attributable to the assumed exercise of
       outstanding stock options                                                            --                            66,557
  Total adjusted weighted-average shares                                               2,491,848                       2,506,104
  Diluted net income(loss) per share attributable to common
       stockholders                                                       $                (0.24)        $                  0.17


Note 6        Stock Options
------        -------------

Effective April 1, 2006, the Company adopted the Financial  Accounting Standards
Board ("FASB") ASC 718-10 (Prior  authoritative  Financial  Accounting Standards
No.  123R,   "Share-Based  Payment"  ("SFAS  123R")),   utilizing  the  modified
prospective  method.  FASB ASC 718-10  requires the  measurement  of stock-based compensation  based on the fair  value of the award on the date of grant.  Under the modified  prospective method, the provisions of FASB ASC 718-10 apply to all awards granted after the date of adoption.  The Company recognizes  compensation cost on awards on a straight-line basis over the vesting period,  typically four years. As a result of adopting FASB ASC 718-10,  operations were charged $18,444 and $36,149 and $12,546 and $24,766 for three and six months ended September 30,
2009 and 2008, respectively. The Company estimates the fair value of each option using the Black Scholes option-pricing model with the following weighted-average assumptions:  expected dividend yield of 0.0%,  risk-free interest rate of 2.09%
to 2.74%,  volatility  at 38.71% to 43.06%,  and an expected life of 5 years for the six months  ended  September  30,  2009;  expected  dividend  yield of 0.0%, risk-free  interest rate of 2.26% to 3.16%,  volatility at 37.96% to 39.14%, and an expected  life of 5 years for the six months ended  September  30, 2008.  The
Company estimates forfeiture rate based on historical data. Based on an analysis of historical information, the Company has applied a forfeiture rate of 15%.

                        TEL-INSTRUMENT ELECTRONICS CORP.
                        --------------------------------
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
        ----------------------------------------------------------------
                                   (Unaudited)


Note 7        Segment Information
------        -------------------

As a result of the classification of its marine systems division as discontinued operations, in accordance with Financial Accounting Standards Board ("FASB") ASC
280-10 (Prior authoritative Financial FAS No. 131, "Disclosures about Segments of an Enterprise and related information"), the Company determined it has two reportable segments for continuing operations - avionics government and avionics commercial. There are no inter-segment revenues.

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

The table below presents information about reportable segments within the avionics business for the periods ending September 30, 2009 and 2008:


  Three Months Ended                       Avionics       Avionics        Avionics       Corporate
  ------------------                       --------       --------        --------       ---------
  September 30, 2009                          Gov't        Comm'l.           Total           Items            Total
  ------------------                          -----        -------           -----           -----            -----
  Net sales                             $ 1,798,305    $   586,049     $ 2,384,354                      $ 2,384,354
  Cost of sales                             788,216        371,889       1,160,105                        1,160,105
                                        -----------    -----------     -----------                      -----------
  Gross margin                            1,010,089        214,160       1,224,249                        1,224,249
                                        -----------    -----------     -----------                      -----------
  Engineering, research, & dev.                                            815,203                          815,203
  Selling, general, and admin.                                             362,500     $   348,218          710,718
  Interest expense, net                                                     11,403               -           11,403
                                                                       -----------     -----------      -----------
  Total expenses                                                         1,189,106         348,218        1,537,324
                                                                       -----------     -----------      -----------
  Income  (loss) from  continuing
  operations before taxes                                              $    35,143     $  (348,218)     $  (313,075)
                                                                       ===========     ===========      ===========

  Segment assets                        $ 4,231,418    $   386,498     $ 4,617,916     $ 1,387,316      $ 6,005,232
                                        ===========    ===========     ===========     ===========      ===========


  Three Months Ended                       Avionics       Avionics        Avionics       Corporate
  ------------------                       --------       --------        --------       ---------
  September 30, 2008                          Gov't        Comm'l.           Total           Items            Total
  ------------------                          -----        -------           -----           -----            -----
  Net sales                             $ 3,356,533       $498,588     $ 3,855,121                      $ 3,855,121
  Cost of sales                           1,424,221       _291,413       1,715,634                        1,715,634
                                        -----------    -----------     -----------                     -----------
  Gross margin                            1,932,312        207,175       2,139,487                        2,139,487
                                        -----------    -----------     -----------                     -----------

  Engineering, research, & dev.                                            713,853                          713,853
  Selling, general, and admin.                                             370,461     $   393,323          763,784
  Interest expense, net                                                     11,653            --             11,653
                                                                       -----------     -----------      -----------
  Total expenses                                                         1,095,967         393,323        1,489,290
                                                                       -----------     -----------      -----------
  Income (loss) from continuing
  operations before taxes                                                1,043,520     $  (393,323)     $   650,197
                                                                       ===========     ===========      ===========

  Segment assets                        $ 5,185,267    $   698,971     $ 5,884,238     $ 2,213,587      $ 8,097,825
                                        ===========    ===========     ===========     ===========      ===========

                                          TEL-INSTRUMENT ELECTRONICS CORP.
                                          --------------------------------
                          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                          ----------------------------------------------------------------
                                                     (Unaudited)


Note 7        Segment Information (continued)
------        -------------------------------

  Six Months Ended                         Avionics       Avionics        Avionics       Corporate
  ----------------                         --------       --------        --------       ---------
  September 30, 2009                          Gov't        Comm'l.           Total           Items           Total
  ------------------                          -----        -------           -----           -----           -----
  Net sales                             $ 3,689,545    $ 1,020,564     $ 4,710,109                     $ 4,710,109
  Cost of sales                           1,762,441        655,330       2,417,771                       2,417,771
                                        -----------    -----------     -----------                     -----------
  Gross margin                            1,927,104        365,234       2,292,338                       2,292,338
                                        -----------    -----------     -----------                     -----------

  Engineering, research, & dev.                                          1,748,075                       1,748,075
  Selling, general, and admin.                                             860,893      $   657,073      1,517,966
  Interest expense, net                                                     18,506             --           18,506
                                                                       -----------      -----------    -----------
  Total expenses                                                         2,627,474          657,073      3,284,547
                                                                       -----------      -----------    -----------
  Income (loss) from continuing
  operations before taxes                                              $  (335,136)     $  (657,073)   $  (992,209)
                                                                       ===========      ===========    ===========


  Six Months Ended                         Avionics       Avionics        Avionics      Corporate
  ----------------                         --------       --------        --------      ---------
  September 30, 2008                          Gov't        Comm'l.           Total          Items            Total
  ------------------                          -----        -------           -----          -----            -----
  Net sales                             $ 6,317,129    $ 1,089,967     $ 7,407,096                     $ 7,407,096
  Cost of sales                           3,165,417        613,262       3,778,680                       3,778,680
                                        -----------    -----------     -----------                     -----------
  Gross margin                            3,151,712        476,705       3,628,416                       3,628,416
                                        -----------    -----------     -----------                     -----------

  Engineering, research, & dev.                                          1,449,004                       1,449,004
  Selling, general, and admin.                                             756,025      $   716,117      1,472,142
  Interest income, net                                                      22,782             --           22,782
                                                                       -----------      -----------    -----------
  Total expenses                                                         2,227,811          716,117      2,943,928
                                                                       -----------      -----------    -----------
  Income  (loss)  from   continuing
  operations before taxes                                              $ 1,400,605      $  (716,117)   $   684,488
                                                                       ===========      ===========    ===========


Note 8        Income Taxes
------        ------------

The Company adopted the provisions of FASB ASC 718-10  (formerly  Interpretation
No. 48 ("FIN 48"), Accounting for Uncertainty in Income Taxes- an Interpretation of FASB Statement No. 109), on April 1, 2007. The Company has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions.
The Company does not have any unrecognized tax benefits.

The  tax  effect  of  temporary   differences,   primarily  net  operating  loss
carryforwards,  asset  reserves  and  accrued  liabilities,  gave  rise  to  the
Company's  deferred tax asset in the  accompanying  September 30, 2009 and March
31, 2009 consolidated  balance sheets.  Deferred income taxes are recognized for the tax  consequence  of such  temporary  differences  at the  enacted  tax rate expected to be in effect when the differences reverse.

                        TEL-INSTRUMENT ELECTRONICS CORP.
                        --------------------------------
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
        ----------------------------------------------------------------
                                   (Unaudited)


Note 9        Fair Value Measurements
------        -----------------------

On September 2006, the FASB issued FASB ASC 820-10, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of FASB ASC 820-10 were effective April 1, 2008.

As defined in FASB ASC 820-10, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. The Company classifies fair value balances based on the observability of those inputs. FASB ASC 820-10 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurement).

The three levels of the fair value hierarchy defined by FASB ASC 820-10 are as follows:

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

Cash, accounts receivable, accounts payable, and accrued expenses reflected in the consolidated balance sheets are a reasonable estimate of their fair value due to the short-term nature of these instruments. The carrying value of the Company's short-term borrowings is a Reasonable estimate of their fair value as borrowings under the Company's credit facility have variable rates that reflect currently available terms and conditions for similar debt. As of September 30, 2009 and March 31, 2009, the Company did not have any financial assets and liabilities measured at fair value on a recurring basis that would be subject to the disclosure provisions of FASB ASC 820-10.



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

The Company's decision to discontinue its marine operations was based primarily on the historical losses sustained and management's intent to focus on its avionics business

The  following  tables  reflect  sales,  costs  and  expenses,   and  loss  from
discontinued  operations,  net of  taxes  for the  three  and six  months  ended
September 30, 2009 and 2008, respectively.

     ----------------------------------------------------------------------------------------------------------
                                                                         Three Months             Three Months
                                                                         ------------             ------------
                                                                                Ended                    Ended
                                                                                -----                    -----
                                                                   September 30, 2009       September 30, 2008
                                                                   ------------------       ------------------
     --------------------------------------------------------- ----------------------- ------------------------
     Discontinued Operations:
     --------------------------------------------------------- ----------------------- ------------------------
     Sales                                                                   $ 26,757                 $105,095
     --------------------------------------------------------- ----------------------- ------------------------
     Costs and expenses                                                        15,794                   30,459
     --------------------------------------------------------- ----------------------- ------------------------
     Income from operations of discontinued operations                         10,963                   74,636
     --------------------------------------------------------- ----------------------- ------------------------
     Income tax provision                                                       4,380                   29,817
     --------------------------------------------------------- ----------------------- ------------------------
     Income from discontinued operations                                      $ 6,583                 $ 44,819
     --------------------------------------------------------- ----------------------- ------------------------


     --------------------------------------------------------- ----------------------- ------------------------
                                                                           Six Months               Six Months
                                                                           ----------               ----------
                                                                               Ended                    Ended
                                                                               -----                    -----
                                                                   September 30, 2009       September 30, 2008
                                                                   ------------------       ------------------
     --------------------------------------------------------- ----------------------- ------------------------
     Discontinued Operations:
     --------------------------------------------------------- ----------------------- ------------------------
     Sales                                                                   $ 43,201                $ 186,601
     --------------------------------------------------------- ----------------------- ------------------------
     Costs and expenses                                                        33,754                   74,629
     --------------------------------------------------------- ----------------------- ------------------------
     Income from operations of discontinued operations                          9,447                  111,972
     --------------------------------------------------------- ----------------------- ------------------------
     Income tax provision                                                       3,774                   44,733
     --------------------------------------------------------- ----------------------- ------------------------
     Income from discontinued operations                                      $ 5,673                 $ 67,239
     --------------------------------------------------------- ----------------------- ------------------------


Note 11       Reclassifications

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


Note 12       Litigation

On March 24, 2009, Aeroflex Wichita, Inc. ("Aeroflex") filed a petition against the Company and two of its employees in the District Court, Sedgwick County, Kansas, Case No. 09 CV 1141 (the "Aeroflex Action"), alleging that the Company and two of its employees misappropriated Aeroflex's proprietary technology in connection with the Company winning a substantial contract from the U.S. Army (the "Award"), to develop new Mode-5 radar test sets and kits to upgrade the existing TS-4530 radar test sets to Mode 5. Aeroflex's petition alleges that in connection with the award, the Company and its named employees misappropriated Aeroflex's trade secrets; tortiously interfered with its business relationship; conspired to harm Aeroflex and tortiously interfered with its contract and seeks injunctive relief and damages. The gravamen of all the claims in the Aeroflex Action is that the Company misappropriated and used Aeroflex proprietary technology in winning the Award.

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


Note 13       New Accounting Pronouncements
-------       -----------------------------

In December 2007, the FASB issued FASB ASC 805-10 Prior authoritative literature: SFAS No 141(R), "Business Combinations.)" This statement provides new accounting guidance and disclosure requirements for business combinations. FASB ASC 805-10 is effective for business combinations which occur in the first fiscal year beginning on or after December 15, 2008. The adoption of FASB ASC 805-10 did not have an impact on the Company's consolidated financial statements or financial position, but the nature and magnitude of any specific effects in the future will depend upon the nature, terms and size of any acquisitions the Company consummates after the effective date.

                        TEL-INSTRUMENT ELECTRONICS CORP.
                        --------------------------------
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
        ----------------------------------------------------------------
                                   (Unaudited)


Note 13       New Accounting Pronouncements (continued)
-------       -----------------------------------------

In March 2008, the FASB issued FASB ASC 808-10 (Prior authoritative  literature:
SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133" ("SFAS 161")), which modifies and expands the disclosure requirements for derivative instruments and hedging activities. FASB ASC 808-10 requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation and requires quantitative disclosures about fair value amounts and gains and losses on derivative instruments. It also requires disclosures about credit-related contingent features in derivative agreements. FASB ASC 808-10 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. FASB ASC 808-101 encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company adopted this standard effective January 1, 2009. The implementation of this standard did not impact the disclosures related to the Company's consolidated financial statements.

In April 2009, the FASB issued FASB ASC 825-10 (Prior authoritative  literature:
FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. FASB ASC 825-10 requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FASB ASC 825-10 requires those disclosures in summarized financial information at interim reporting periods. FASB ASC 825-10 was effective for interim and annual reporting periods ending after June 15, 2009. The Company made the disclosures required by this statement.

In April 2009, the FASB issued FASB ASC 825-10 (Prior authoritative  literature:
FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly). FASB ASC 825-10 provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. FASB ASC 825-10 also includes guidance on identifying circumstances that indicate a transaction is not orderly. FASB ASC 825-10 emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. FASB ASC 825-10 was effective for interim and annual reporting periods ending after June 15, 2009, and is applied prospectively. The Company's adoption of FASB ASC 825-10 did not have an impact on the Company's condensed consolidated financial statements.

                              TEL-INSTRUMENT ELECTRONICS CORP.
                              --------------------------------
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
        ----------------------------------------------------------------
                                   (Unaudited)


Note 13       New Accounting Pronouncements (continued)
-------       -----------------------------------------

In June 2009, the FASB issued FASB ASC 105 -10 (Prior authoritative  literature:
SFAS No. 168, The FASB Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles (GAAP), a replacement of FASB Statement No. 162). FASB ASC 105 -10 establishes the FASB Standards Accounting Codification ("Codification") as the source of authoritative GAAP recognized by the FASB to be applied to nongovernmental entities. The only other source of authoritative GAAP is the rules and interpretive releases of the SEC which only apply to SEC registrants. The Codification will supersede all the existing non-SEC accounting and reporting standards upon its effective date. Since the issuance of the Codification is not intended to change or alter existing GAAP, adoption of this statement did not have an impact on the Company's financial position or results of operations, but will change the way in which GAAP is referenced in the Company's financial statements. FASB ASC 105 -10 is effective for interim and annual reporting periods ending after September 15, 2009, and the Company has complied with this pronouncement.

In May 2009, the FASB issued FASB ASC 855 -10, Subsequent Events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. The Company adopted FASB ASC 855 -10 effective April 1, 2009 and has evaluated subsequent events after the balance sheet date of September 30, 2009 through the date the financial statements were issued, November 16, 2009.

In October 2009, the FASB issued Accounting Standards Update 2009-13, "Revenue Recognition (Topic 605)". This Update provides amendments to the criteria in Subtopic 605-24 for separating consideration in multiple-deliverable revenue arrangements. It establishes a hierarchy of selling prices to determine the selling price of each specific deliverable which includes vendor-specific objective evidence (if available), third-party evidence (if vendor-specific evidence is not available), or estimated selling price if neither of the first two are available. This Update also eliminates the residual method for allocating revenue between the elements of an arrangement and requires that arrangement consideration be allocated at the inception of the arrangement. Finally, this Update expands the disclosure requirements regarding a vendor's multiple-deliverable revenue arrangements. This Update is effective for fiscal years beginning on or after June 15, 2010. We do not anticipate any material impact from this Update.

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

All predictions as to future results contain a measure of uncertainty and accordingly, actual results could differ materially. Among the factors that could cause a difference are: changes in the general economy; changes in demand for the Company's products or in the cost and availability of its raw materials; the actions of its competitors; the success of our customers; technological change; changes in employee relations; changes in government regulations; litigation, including its inherent uncertainty; difficulties in plant operations and materials; transportation, environmental matters; and other unforeseen circumstances. A number of these factors are discussed in the Company's filings with the Securities and Exchange Commission.

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

Due to the unique nature of the ITATS program wherein a significant portion of this contract will not be delivered for over a year, revenues under this contract are recognized on a percentage-of-completion basis, which recognizes sales and profit as they are earned, rather than at the time of shipment. Revenues and profits are estimated using the cost-to-cost method of accounting where revenues are recognized and profits recorded based upon the ratio of costs incurred to date to our estimate of total costs at completion. The ratio of costs incurred to our estimate of total costs at completion is applied to the contract value to determine the revenues and profits. When adjustments in estimated contract revenues or estimated costs at completion are required, any changes from prior estimates are recognized by recording adjustments in the current period for the inception-to-date effect of the changes on current and prior periods. The Company also receives progress billings on this program, which is a funding mechanism by the government to assist contractors on long-term contracts prior to delivery. These progress payments are applied to Accrued Receivables resulting from revenues recognized under percentage-of-completion accounting.

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

Payments received prior to the delivery of units or services performed are recorded as deferred revenues.

Item 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
-------       -------------------------------------------
              RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)
              ---------------------------------------------------------


Critical Accounting Policies (continued)
----------------------------------------

Inventory reserves - inventory reserves or write-downs are estimated for excess, slow-moving and obsolete inventory as well as inventory whose carrying value is in excess of net realizable value. These estimates are based on current assessments about future demands, market conditions and related management initiatives. If market conditions and actual demands are less favorable than those projected by management, additional inventory write-downs may be required. While such estimates have historically been within our expectation and the provision established, the Company cannot guarantee that it will continue to receive positive results.

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

Item 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
-------       -------------------------------------------
              RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)
              ---------------------------------------------------------

General
-------

Management's discussion and analysis of results of operations and financial condition is intended to assist the reader in the understanding and assessment of significant changes and trends related to the results of operations and financial position of the Company together with its subsidiary. This discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying financial notes and in Management's Discussion and Analysis in the Company's Annual Report on Form 10-K for the year ended March 31, 2009.

The Company's avionics business is conducted in the Government, Commercial and General aviation markets (see Note 7 of Notes to Financial Statements for segment financial information). In January 2004, the Company completed its acquisition of ITI, a company selling products to the marine industry, and ITI's financial statements were consolidated with the Company's financial statements until the Company considered it a discontinued operation as of March 31, 2008 (see Note 10 to Financial Statements).

Overview
--------

As projected in our Form 10-K for the year ended March 31, 2009, sales and profits in the first half of the current fiscal year declined materially because of the difficult economic environment, delays in several major anticipated government orders, the increased new product engineering costs, and the increased legal and professional fees. The Company believes that substantial production and delivery of products will commence in the second half of this fiscal year, and the financial situation for the Company will improve. The Company expects to be profitable in the fourth quarter of this fiscal year and in the next fiscal year.

During the first six months of the current fiscal year, the Company's sales fell 36% as compared to the same period last year, and the Company recorded a net loss from continuing operations before taxes of $992,000 as compared to $684,488 in net income from continuing operations before taxes in the prior year.

The current fiscal year will be a challenge as the commercial avionics market shows no signs of improvement and military sales have been impacted by delays in the receipt of several expected large orders, as well as some delay in completion of our existing programs. The Company continues to make substantial engineering investments in the AN/USM-708 and the recently awarded TS-4530A programs. TEL has experienced delays on two of its major programs (AN/USM-708 and AN/ARM-206) that have collectively increased development cost and time and delayed production shipments and revenues. During the second half of this fiscal year, revenues are expected to increase due to anticipated shipments of the AN/APM-719 as well as the receipt of anticipated government orders which have been delayed, and the Company should be profitable in the fourth quarter of the current fiscal year. In November 2009, the Company received an order for approximately $2.4 million for its AN/ASM-719 and AN/USM-708. Shipments of the AN/APM-719 will commence in the 3rd quarter of the current fiscal year.

Over the last few years TEL was awarded three major government contracts totaling over $80 million of potential orders, which it won competitively. Upon completion of our engineering development on these major programs, TEL has the ability to substantially increase the size and profitability of our business over the next 18 months as production deliveries of the AN/USM-708, AN/APM-206 and TS-4530A are expected to commence in volume, and engineering costs should also decline.

Item 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
-------       -------------------------------------------
              RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)
              ---------------------------------------------------------

Overview (continued)
--------------------

On July  28,  2009,  Tel was  notified  by the  AIMS  Program  Office  that  its
AN/USM-719 Mode 5 test set has been officially certified for Mode 5 system integration purposes. This is a major accomplishment as this represents the first Mode 5 flight-line test set certified by AIMS (the DoD Agency in charge of IFF system certification), and the culmination of a multi-year, multi-million investment by the Company in Mode 5 technology and will provide a significant competitive advantage in the years to come as the U.S. and our NATO allies migrate to this leading edge IFF technology. To our knowledge, Tel is the only company with AIMS certified Mode 5 flight-line test sets.

At September 30, 2009 the Company's backlog stood at approximately $18.3 million as compared to approximately $10 million at September 30, 2008. The backlog at September 30, 2009 includes only the amount of currently exercised delivery orders on open IDIQ (indefinite delivery/indefinite quantity) contracts, and is expected to materially increase when the volume production orders for the two large Navy contracts are received. Historically, the Company obtains a substantial volume of orders which are required to be filled in less than twelve months, and, therefore, these anticipated orders are not reflected in the backlog. The Company has received approximately $14.9 million in orders related to the TS-4530A program, and this amount is included in the backlog at September 30, 2009.

On March 24, 2009, Aeroflex Wichita, Inc. ("Aeroflex") filed a civil claim against the Company and two of its employees in the District Court, Sedgwick County, Kansas, Case No. 09 CV 1141 (the "Aeroflex Action"), alleging that the Company and two of its employees misappropriated Aeroflex's proprietary technology in connection with TEL winning the Army TS-4530A contract. Many of these same claims were included in Aeroflex's previous, formal Protest of the Contract award which it filed with the U.S. Government Accounting Office ("GAO"), and which the Company denied. On or about March 17, 2009, the Army Contracts Attorney and the Army Contracting Officer each filed a statement with the GAO, expressly rejecting Aeroflex's allegations that the Company used or infringed Aeroflex proprietary technology in winning the Award, and concluding that the Company had used only its own proprietary technology. On April 6, 2009, Aeroflex withdrew its GAO Protest, but continued the civil litigation. The Aeroflex civil claim is currently in the jurisdiction phase. (See Note 12 to the Financial Statements)

While TEL is contesting Aeroflex's claims, and is confident about the ultimate successful outcome of the litigation, the Company anticipates that it will incur legal fees in connection with the litigation, which have had and will have an adverse effect on its results of operations for the fiscal year ending March 31, 2010.

The Company has increased its capital and liquidity in the last six months in order to fund the operating losses in the first two quarters of this fiscal year, and the anticipated increase in production and sales in the last two quarters. See Liquidity and Capital Resources below.

Item 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
-------       -------------------------------------------
              RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)
              ---------------------------------------------------------

Results of Operations (continued)
---------------------------------

Sales
-----

For the quarter ended September 30, 2009, total sales decreased $1,470,767 (38.2%) to $2,384,354 as compared to $3,855,121 for the same quarter in the prior year. Avionics Government sales decreased $1,558,228 (46.4%) to $1,798,305 for the period as compared to $3,356,533 for the same period last year. The decrease in Avionics Government sales is primarily attributed to: a decrease in shipments of the T-47N, AN/APM-719, TR-401, and T-76 as well as sales associated with the ITATS, which are recognized on a percentage of completion as the initial phase of the programs nears completion. Additionally, the second quarter of the prior fiscal year included a negotiated billing to the government in the amount of $406,000 for additional work previously performed and expensed on the CRAFT program as well as increased billings for revenues associated with the test and documentation phase of the CRAFT program. Government sales have been impacted by delays in the receipt of several expected large orders as well as in the completion of two of its major programs. These decreases were partially offset by higher sales of the TR-420 and the T-47G. Commercial sales increased $87,461 (17.5%) to $586,049 for the three months ended September 30, 2009 as compared to $498,588 in the same period in the prior year. The increase in sales is only the result of the timing of orders and is not a trend that the Company expects to continue.

For the six months ended September 30, 2009, total sales decreased $2,696,987 (36.4%) to $4,710,109 as compared to $7,407,096 for the same period in the prior year. Avionics Government sales decreased $2,627,584 (41.6%) to $3,689,545 for the period as compared to $6,317,129 for the same period last year. The decrease in Avionics Government sales is primarily attributed to: a decrease in shipments of the T-47N, T-30D, TR-401, T-76, T-47G as well as sales associated with the ITATS, which are recognized on a percentage of completion as the initial phase of the programs nears completion. Additionally, the first six months of the prior fiscal year included a negotiated billing to the government in the amount of $406,000 for additional work previously performed and expensed on the CRAFT program as well as increased billings for revenues associated with the test and documentation phase of the CRAFT program. Government sales have been impacted by delays in the receipt of several expected large orders as well as in the completion of two of its major programs. These decreases were partially offset by higher sales of the TR-420, T-30CM, AN/APM-719 and the T-760. Commercial sales decreased $69,403 (6.4%) to $1,020,564 for the six months ended September 30, 2009 as compared to $1,089,967 in the same period in the prior year. This decrease in sales is a result of the continued weak condition of the commercial airline industry.


Gross Margin
------------

Gross margin  decreased  $915,238  (42.8%) to  $1,224,249  for the quarter ended
September 30, 2009 as compared to $2,139,487 for the same quarter in the prior fiscal year. The decrease in gross margin is primarily attributed to the decrease in volume. The gross margin percentage for the quarter ended September 30, 2009 was 51.3% as compared to 55.5% for the quarter ended September 30, 2008. The decrease in gross margin dollars and percentage is also attributed to a negotiated billing in the second quarter of the prior year to the government in the amount of $406,000 for additional work previously performed and expensed on the CRAFT program.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                   -------------------------------------------
            RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)
            ---------------------------------------------------------


Results of Operations (continued)
---------------------------------

Gross Margin (continued)
------------------------

Gross margin decreased $1,336,078 (36.8%) to $2,292,338 for the six months ended September 30, 2009 as compared to $3,628,416 for the same period in the prior fiscal year. The decrease in gross margin is primarily attributed to the decrease in volume. The gross margin percentage for the six months ended
September 30, 2009 was 48.7% as compared to 49% for the six months ended September 30, 2008. The decrease in gross margin dollars and percentage is also attributed to a negotiated billing in the second quarter of the prior year to the government in the amount of $406,000 for additional work previously performed and expensed on the CRAFT program.

Operating Expenses
------------------

Selling, general and administrative expenses decreased $53,066 (6.9%) to $710,718 for the quarter ended September 30, 2009, as compared to $763,784 for the quarter ended September 30, 2008. This decrease is attributed mainly to lower bonus accrual and travel expenses offset partially by an increase in legal fees associated with the litigation (see Note 12 to the Financial Statements).

Selling, general and administrative expenses increased $45,824 (3.1%) to $1,517,966 for the six months ended September 30, 2009, as compared to $1,472,142 for the six months ended September 30, 2008. This increase is attributed mainly to an increase in legal fees associated with the litigation
(see Note 12 to the Financial Statements), and professional fees offset partially by lower outside commissions and lower bonus accrual expense.

Engineering, research and development expenses increased $101,350 (14.2%) to $815,203 and $299,071 (20.6%) to $1,748,075 for the three months and six months ended September 30, 2009 as compared to $713,853 and $1,449,004 for the three and six months ended September 30, 2008. Engineering, research and development expenses are mostly attributed to engineering costs related to the CRAFT and TS-4530 programs.

Interest, net
-------------

Interest expense decreased for the three and six months ended September 30, 2009 primarily as a result of lower interest rates.

Income (Loss) from Continuing Operations before Income Taxes
------------------------------------------------------------

As a result of the above, the Company recorded losses from continuing operations before income taxes of $313,075 and $992,209 for the three and six months ended September 30, 2009 as compared to income from continuing operations before income taxes of $650,197 and $684,488 for the three and six months ended September 30, 2008.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                   -------------------------------------------
            RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)
            ---------------------------------------------------------


Results of Operations (continued)
---------------------------------

Income Taxes
------------

Income tax benefits in the amounts $125,074 and $396,387 were recorded for the three and six months ended September 30, 2009 as compared to income tax provisions in the amounts of $304,365 and $318,065 for the three and six months ended September 30, 2008. The change is due to the losses before taxes for the three and six months ended September 30, 2009 as compared to income before taxes for the three and six months ended September 30, 2008. These amounts represent the effective federal and state tax rate of approximately 40% on the Company's net income or loss before taxes.


Net Income (Loss) from Continuing Operations, Net of Taxes
----------------------------------------------------------

As a result of the above, the Company recorded net losses from continuing operations, net of taxes of $188,001 and $595,822 for the three and six months ended September 30, 2009 as compared to net income from continuing operations, net of taxes of $345,832 and $366,423 for the three and six months ended September 30, 2008.

Income from  Discontinued Operations, Net of taxes
--------------------------------------------------

For the three and six months ended September 30, 2009, the Company recorded income from discontinued operations, net of taxes, of $6,583 and $5,673, respectively, as compared to income from discontinued operations, net of taxes, of $44,819 and $67,239, respectively, for the three and six months ended September 30, 2008, primarily as a result of the lower sales volume. See Note 10 to the Financial Statements.

Net Income (Loss)
-----------------

As a result of the above, the Company recorded net losses of $181,418 and $590,149 for the three and six months ended September 30, 2009 as compared to recording net income of $390,651 and $443,662 for the three and six months ended September 30, 2008.

Liquidity and Capital Resources
-------------------------------

At September 30, 2009, the Company had working capital of $2,935,415 as compared to $3,284,115 at March 31, 2009. For the six months ended September 30, 2009, the Company used $808,001 in cash for operations as compared to $146,861 for the six months ended September 30, 2008. This increase in cash used in operations is primarily attributed to the operating loss for the period and the decrease in accrued expenses partially offset by the decrease in inventories.

Net cash used in investing activities was $16,108 for the six months ended September 30, 2009 as compared to $57,730 for the six months ended September 30, 2008 due to the decrease in purchases of equipment.

Net cash provided by financing activities increased to $679,885 for the six months ended September 30, 2009 from $213,358 for the six months ended September 30, 2008 primarily due to proceeds from the sale of new common stock and the proceeds from the exercise of stock options, discussed below.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                   -------------------------------------------
            RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)
            ---------------------------------------------------------


Liquidity and Capital Resources (continued)
-------------------------------------------

At September 30, 2009 the Company's backlog stood at approximately $18.3 million as compared to approximately $10.0 million at September 30 2008. The backlog at September 30, 2009 includes only the amount of currently exercised delivery orders on open IDIQ (indefinite delivery/indefinite quantity) contracts, and is expected to materially increase when the volume production orders for the two large Navy contracts are received. Historically, the Company obtains a substantial volume of orders which are required to be filled in less than twelve months, and, therefore, these anticipated orders are not reflected in the backlog. Approximately $14.3 million in orders is related to the TS-4530A program, and this amount is included in the backlog at September 30, 2009.

In order to ensure adequate funding, in light of the losses in the first two quarters, and of the anticipated increasing production and sales in the last two quarters, the Company increased its borrowing under its bank credit agreement by $150,000 to $600,000 and raised an additional $520,000 of capital from Directors, through a combination of sales of new shares and the exercise of previously granted stock options. All other shareholders were given the opportunity to purchase additional shares of stock at the same price paid by the directors, but none chose to participate. See Part II, Item 2, below.

The Company has an additional $248,000 available to borrow under its bank credit agreement at September 30, 2009 and is currently discussing with the bank another annual extension of that agreement until September 30, 2010. The bank has agreed to annual extensions for several years, and the Company is confident that the agreement will be extended to September 30, 2010.

Based on its substantial backlog, the additional capital raised from the directors, and the available amount under its bank agreement, the Company believes that it has adequate liquidity for at least the next twelve months.

There was no significant impact on the Company's operations as a result of inflation for the six months ended September 30, 2009. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended March 31, 2009.


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

              See discussion in Note 12 to the Financial Statements, and under M,D&A overview.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds
-------       -----------------------------------------------------------

              In September 2009, the Company sold 76,000 shares of its Common Stock at $4.73 per share to certain Directors and Officers of the Company. All other shareholders were given the opportunity to participate on the same price, terms and conditions subject to a minimum share purchase. A mailing was sent to all shareholders, but no existing shareholders chose to participate. Theses funds were used for working capital needs.

              The shares were sold to the Directors pursuant to the exemption provided by Section 4 of the Securities Act of 1933 and Regulation D thereunder. The Directors were accredited investors under Rule 501(a)(4) under the Securities Act of 1933.

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

                                          TEL-INSTRUMENT ELECTRONICS CORP.

Date:   November 16, 2009                 By:  /s/  Harold K. Fletcher
                                             --------------------------------
                                                    Harold K. Fletcher
                                                    CEO


Date:   November 16, 2009                 By:  /s/  Joseph P. Macaluso
                                             --------------------------------
                                                    Joseph P. Macaluso
                                                    Principal Accounting Officer