Form 10-Q
period 2009-12-31
TEL INSTRUMENT ELECTRONICS CORP
filed 2010-02-16
CIK 96885

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                    ________________________________________

                                    FORM 10-Q

                   QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2009

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

2,613,861 shares of Common stock, $.10 par value as of February 12, 2010.

                     TEL-INSTRUMENT ELECTRONICS CORPORATION
                     --------------------------------------
                                TABLE OF CONTENTS
                                -----------------



                                                                            PAGE
                                                                            ----

              Part I - Financial Information

Item 1.       Condensed Consolidated Financial Statements (Unaudited):

              Condensed Consolidated Balance Sheets
              December 31, 2009 and March 31, 2009                           1

              Condensed Consolidated Statements of Operations -
              Three and Nine Months Ended December 31, 2009 and 2008         2

              Condensed Consolidated Statements of Cash Flows -
              Nine Months Ended December 31, 2009 and 2008                   3

              Notes to Condensed Consolidated Financial Statements          4-13

Item 2.       Management's Discussion and Analysis of the Results of
                   Operations and Financial Condition                      14-22

Item 4.       Controls and Procedures                                        22

              Part II - Other Information

Item 1.       Legal Proceedings                                              22

Item 2.       Unregistered sales of Equity Securities and Use of Proceeds    22

Item 4.       Submission of Matters to a Vote of Security Holders            23

Item 6.       Exhibits                                                       23



              Signatures                                                     23

              Certifications



Item 1 - Financial Statements


                         TEL-INSTRUMENT ELECTRONICS CORPORATION
                         -------------------------------------
                         CONDENSED CONSOLIDATED BALANCE SHEETS
                         -------------------------------------


                                                          December 31,      March 31,
                                                          ------------      ---------
                                                                  2009           2009
                                                                  ----           ----
                                                           (unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                                $   138,640    $   601,887
  Accounts receivable, net                                   1,165,751      1,516,698
  Unbilled government receivables                            1,423,859      1,265,470
  Inventories, net                                           1,899,814      2,206,546
  Prepaid expenses and other                                    74,881         90,509
  Deferred income tax asset                                    842,907        461,631
                                                           -----------    -----------
Total current assets                                         5,545,852      6,142,741

Equipment and leasehold improvements, net                      341,364        437,974
Deferred income tax asset - non-current                      1,248,800        852,413
Other assets                                                    71,214         72,261
                                                           -----------    -----------

Total assets                                               $ 7,207,230    $ 7,505,389
                                                           ===========    ===========

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities:
  Line of credit                                               600,000        450,000
  Accounts payable                                             909,801        456,343
  Deferred revenues                                             33,454         21,891
  Accrued payroll, vacation pay and payroll taxes              343,064        326,202
  Accrued expenses                                           1,219,022      1,604,190
                                                           -----------    -----------
Total current liabilities                                    3,105,341      2,858,626

Deferred revenues                                               32,888         43,243
                                                           -----------    -----------

Total liabilities                                            3,138,229      2,901,869
                                                           -----------    -----------

Commitments

Stockholders' equity:
   Common stock, par value $.10 per share, 2,612,861
      and 2,478,761 issued and outstanding as of
      December 31, 2009 and March 31, 2009, respectively       261,286        247,876
   Additional paid-in capital                                5,415,822      4,801,272
   Accumulated deficit                                      (1,608,107)      (445,628)
                                                           -----------    -----------
Total stockholders' equity                                   4,069,001      4,603,520
                                                           -----------    -----------

Total liabilities and stockholders' equity                 $ 7,207,230    $ 7,505,389
                                                           ===========    ===========


See accompanying notes to condensed consolidated financial statements

                                           1



                                  TEL-INSTRUMENT ELECTRONICS CORPORATION
                                  --------------------------------------
                              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                              -----------------------------------------------
                                                (Unaudited)



                                                 Three Months Ended              Nine Months Ended
                                                 ------------------              -----------------
                                            December 31,    December 31,    December 31,    December 31,
                                            ------------    ------------    ------------    ------------
                                                    2009            2008            2009            2008
                                                    ----            ----            ----            ----
Net sales                                   $  1,633,971    $  2,915,428    $  6,344,080    $ 10,322,524
Cost of sales                                    949,442       1,490,161       3,367,213       5,268,841
                                            ------------    ------------    ------------    ------------

Gross margin                                     684,529       1,425,267       2,976,867       5,053,683

Operating expenses:
  Selling, general and administrative            740,250         709,534       2,258,216       2,181,676
  Engineering, research and development          924,044         684,017       2,672,119       2,133,021
                                            ------------    ------------    ------------    ------------
Total operating expenses                       1,664,294       1,393,551       4,930,335       4,314,697
                                            ------------    ------------    ------------    ------------

Operation income (loss) from continuing
  Operations                                    (979,765)         31,716      (1,953,468)        738,986

Interest income (expense):
  Interest income                                    209           1,710             702           3,783
  Interest expense                               (15,419)        (11,248)        (34,418)        (36,103)
                                            ------------    ------------    ------------    ------------

Income (loss) from continuing operations
       Before income taxes                      (994,975)         22,178      (1,987,184)        706,666

Income tax provision (benefit)                  (397,493)          8,861        (793,880)        326,926
                                            ------------    ------------    ------------    ------------

Net income (loss) from continuing
       operations                               (597,482)         13,317      (1,193,304)        379,740

Income from discontinued operations,
        net of income taxes                       25,152           3,317          30,825          70,556
                                            ------------    ------------    ------------    ------------

Net income (loss)                           $   (572,330)   $     16,634    $ (1,162,479)   $    450,296
                                            ============    ============    ============    ============

Income (loss) from continuing operations

   Basic income (loss) per common share     $      (0.23)   $       0.01    $      (0.47)   $       0.16
                                            ============    ============    ============    ============
   Diluted income (loss) per common share   $      (0.23)   $       0.01    $      (0.47)   $       0.15
                                            ============    ============    ============    ============

Income from discontinued operations,
       Net of income taxes:
   Basic income per common share            $       0.01    $       0.00    $       0.01    $       0.03
                                            ============    ============    ============    ============
   Diluted income per common share          $       0.01    $       0.00    $       0.01    $       0.03
                                            ============    ============    ============    ============

Net Income (loss):
   Basic income (loss) per common share     $      (0.22)   $       0.01    $      (0.46)   $       0.18
                                            ============    ============    ============    ============
   Diluted income (loss) per common share   $      (0.22)   $       0.01    $      (0.46)   $       0.18
                                            ============    ============    ============    ============
Weighted average shares outstanding:
   Basic                                       2,605,148       2,452,718       2,529,752       2,443,854
   Diluted                                     2,605,148       2,481,218       2,529,752       2,472,354


See accompanying notes to condensed consolidated financial statements

                                                     2



                        TEL-INSTRUMENT ELECTRONICS CORPORATION
                        --------------------------------------
                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    -----------------------------------------------
                                      (Unaudited)



                                                                Nine Months Ended
                                                                -----------------
                                                           December 31,   December 31,
                                                           ------------   ------------
                                                                   2009           2008
                                                                   ----           ----
Cash flows from operating activities:
Net  income (loss)                                         $(1,162,479)   $   450,296
Adjustments to reconcile net loss to net
    cash used in operating activities:
       Deferred income taxes                                  (777,663)       308,463
       Depreciation                                            133,263        140,474
       Non-cash stock-based compensation                        55,135         38,971

Changes in assets and liabilities:
    Decrease (increase) in accounts receivable                 350,947     (1,080,980)
    Increase in unbilled government receivables               (158,389)      (210,916)
    Decrease (increase) in inventories                         306,732       (435,013)
    Decrease in prepaid expenses & other current assets         15,628         82,858
    Decrease in other assets                                     1,047          1,080
    Increase (decrease) in accounts payable                    453,458         (8,482)
    Increase (decrease) in accrued payroll, vacation pay
      and payroll taxes                                         16,862        (39,488)
    Increase (decrease) in deferred revenues                     1,208         (5,655)
    (Decrease) increase in accrued expenses                   (385,168)       357,516
                                                           -----------    -----------
Net cash used in operating activities                       (1,149,419)      (400,876)
                                                           -----------    -----------

Cash flows from investing activities:
    Purchases of equipment                                     (36,653)       (81,301)
                                                           -----------    -----------
Net cash used in investing activities                          (36,653)       (81,301)
                                                           -----------    -----------

Cash flows from financing activities:
    Proceeds from the issuance of common stock                 359,470           --
    Proceeds from the exercise of stock options                213,355         64,730
    Proceeds from loan on life insurance policy                   --           67,578
    Proceeds from borrowings from line of credit
                                                               150,000        100,000
                                                           -----------    -----------
Net cash provided by financing activities                      722,825        232,308
                                                           -----------    -----------

Net decrease in cash and cash equivalents                     (463,247)      (249,869)
Cash and cash equivalents at beginning of period               601,887        469,906
                                                           -----------    -----------
Cash and cash equivalents at end of period                 $   138,640    $   220,037
                                                           ===========    ===========

Taxes paid                                                 $     3,990    $    20,790
                                                           ===========    ===========
Interest paid                                              $    15,406    $    23,178
                                                           ===========    ===========


See accompanying notes to condensed consolidated financial statements

                                           3

                        TEL-INSTRUMENT ELECTRONICS CORP.
                        --------------------------------
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                   (Unaudited)


Note 1        Basis of Presentation
------        ---------------------

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of Tel-Instrument Electronics Corp. as of December 31, 2009, the results of operations for the three and nine months ended December 31, 2009 and December 31, 2008, and statements of cash flows for the nine months ended December 31, 2009 and December 31, 2008. These results are not necessarily indicative of the results to be expected for the full year.

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

Note 2        Revenue Recognition - Percentage-of-Completion - ITATS
------        ------------------------------------------------------
              ("Intermediate Level TACAN Test Set") (AN/ARM-206)
              --------------------------------------------------

Due to the unique nature of the ITATS program, wherein a significant portion of this contract will not be delivered for over a year, revenues under this contract are recognized on a percentage-of-completion basis, which recognizes sales and profit as they are earned, rather than at the time of shipment. This contract is nearing completion and a major portion of the revenues associated with this program have been recognized. Revenues and profits are estimated using the cost-to-cost method of accounting where revenues are recognized and profits recorded based upon the ratio of costs incurred to estimate of total costs at completion. The ratio of costs incurred to date to the estimate of total costs at completion is applied to the contract value to determine the revenues and profits. When adjustments in estimated contract revenues or estimated costs at completion are required, any changes from prior estimates are recognized by recording adjustments in the current period for the inception-to-date effect of the changes on current and prior periods. The Company also receives progress billings on this program, which is a funding mechanism by the government to assist contractors on long-term contracts prior to delivery. (See Critical Accounting Policies - Revenue Recognition). These progress payments are applied to Unbilled Government Receivables resulting from revenues recognized under percentage-of-completion accounting.

Note 3        Accounts Receivable, net
------        ------------------------

         The following table sets forth the components of accounts receivable:

                                                   December 31,       March 31,
                                                   ------------       ---------
                                                           2009            2009
                                                           ----            ----

         Government                                $    955,807    $  1,199,989
         Commercial                                     249,862         357,013
         Less: Allowance for doubtful accounts          (39,918)        (40,304)
                                                   ------------    ------------

                                                   $  1,165,751    $  1,516,698
                                                   ============    ============



                        TEL-INSTRUMENT ELECTRONICS CORP.
                        --------------------------------
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
        ----------------------------------------------------------------
                                   (Unaudited)

Note 4        Inventories, net

         Inventories consist of:

                                                   December 31,       March 31,
                                                   ------------       ---------
                                                           2009            2009
                                                           ----            ----

         Purchased parts                           $  1,175,103    $  1,534,184


         Work-in-process                                946,174         918,038
         Finished  goods                                178,537         104,243
         Less: Inventory reserve                       (400,000)       (349,919)
                                                   ------------    ------------

                                                   $  1,899,814    $  2,206,546
                                                   ============    ============

Note 5        Earnings Per Share
------        ------------------

Financial  Accounting  Standards  Board  ("FASB")  ASC 260 (Prior  authoritative
Financial Accounting SFAS No. 128, "Earnings Per Share") requires presentation of basic earnings per share ("basic EPS") and diluted earnings per share
("diluted EPS").

The Company's basic income (loss) per common share is based on net income (loss) for the relevant period, divided by the weighted average number of common shares outstanding during the period. Diluted income (loss) per common share is based on net income (loss), divided by the weighted average number of common shares outstanding during the period, including common share equivalents, such as outstanding stock options. Diluted loss per share for the periods ended December
31, 2009 do not include common stock equivalents, as these stock equivalents would be anti-dilutive.

                                                                    Three Months Ended         Three Months Ended
                                                                    ------------------         ------------------
                                                                     December 31, 2009          December 31, 2008
                                                                     -----------------          -----------------
Basic net income (loss) per share computation:
  Net income (loss) attributable to common stockholders          $            (572,330)     $              16,634
  Weighted-average common shares outstanding                                 2,605,148                  2,452,718
  Basic net income(loss) per share attributable to common
       Stockholders                                              $               (0.22)     $                0.01
Diluted net income (loss) per share computation
  Net income(loss) attributable to common stockholders           $            (572,330)     $              16,634
  Weighted-average common shares outstanding                                 2,605,148                  2,452,718
  Incremental shares attributable to the assumed exercise of
       outstanding stock options                                                  --                       28,500
  Total adjusted weighted-average shares                                     2,605,148                  2,481,218
  Diluted net income(loss) per share attributable to common
      stockholders                                               $               (0.22)     $                0.01





                        TEL-INSTRUMENT ELECTRONICS CORP.
                        --------------------------------
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
        ----------------------------------------------------------------
                                   (Unaudited)


Note 5        Earnings Per Share (continued)
------        ------------------------------

                                                                    Nine Months Ended          Nine Months Ended
                                                                    -----------------          -----------------
                                                                    December 31, 2009          December 31, 2008
                                                                    -----------------          -----------------
Basic net income (loss) per share computation:
  Net income (loss) attributable to common stockholders          $         (1,162,479)      $            450,296
  Weighted-average common shares outstanding                                2,529,752                  2,443,854
  Basic net income(loss) per share attributable to common
        Stockholders                                             $              (0.46)      $               0.18
Diluted net income (loss) per share computation
  Net income(loss) attributable to common stockholders           $         (1,162,479)      $            450,296
  Weighted-average common shares outstanding                                2,529,752                  2,443,854
  Incremental shares attributable to the assumed exercise of
       outstanding stock options                                                 --                       28,500
  Total adjusted weighted-average shares                                    2,529,752                  2,472,354
  Diluted net income(loss) per share attributable to common
       stockholders                                              $              (0.46)      $               0.18


Note 6        Stock Options
------        -------------

Effective April 1, 2006, the Company adopted the Financial  Accounting Standards
Board ("FASB") ASC 718 (Prior  authoritative  Financial Accounting Standards No.
123R, "Share-Based Payment" ("SFAS 123R")), utilizing the modified prospective method. FASB ASC 718 requires the measurement of stock-based compensation based on the fair value of the award on the date of grant. Under the modified prospective method, the provisions of FASB ASC 718 apply to all awards granted after the date of adoption. The Company recognizes compensation cost on awards on a straight-line basis over the vesting period, typically four years. As a result of adopting FASB ASC 718, operations were charged $18,986 and $14205 for the three months ended December 31, 2009 and 2008, respectively, and $55,085 and $38,971 for the nine months ended December 31, 2009 and 2008, respectively. The
Company estimates the fair value of each option using the Black Scholes option-pricing model with the following weighted-average assumptions: expected dividend yield of 0.0%, risk-free interest rate of 2.09% to 2.74%, volatility at 37.28% to 43.06%, and an expected life of 5 years for the nine months ended
December 31, 2009; expected dividend yield of 0.0%, risk-free interest rate of 1.07% to 3.16%, volatility at 37.67% to 40.35%, and an expected life of 5 years for the nine months ended December 31, 2008. The Company estimates forfeiture rate based on historical data. Based on an analysis of historical information, the Company has applied a forfeiture rate of 15%.

                                       6



                        TEL-INSTRUMENT ELECTRONICS CORP.
                        --------------------------------
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
        ----------------------------------------------------------------
                                   (Unaudited)


Note 7        Segment Information
------        -------------------

As a result of the classification of its marine systems division as discontinued operations, in accordance with FASB ASC 280 (Prior authoritative Financial FAS
No. 131, "Disclosures about Segments of an Enterprise and related information"), the Company determined it has two reportable segments for continuing operations
- avionics government and avionics commercial. There are no inter-segment revenues.

The Company is organized primarily on the basis of its avionics products. The avionics government segment consists primarily of the design, manufacture, and sale of test equipment to the U.S. and foreign governments and militaries either directly or through distributors. The avionics commercial segment consists of design, manufacture, and sale of test equipment to domestic and foreign airlines, directly or through commercial distributors, and to general aviation repair and maintenance shops, directly or through distributors. The Company develops and designs test equipment for the avionics industry and as such, the Company's products and designs cross segments.

Management evaluates the performance of its segments and allocates resources to them based on gross margin. The Company's general and administrative costs and sales and marketing expenses are not segment specific. As a result, all operating expenses are not managed on a segment basis. Net interest includes expenses on debt and income earned on cash balances. Segment assets include accounts receivable and work-in-process inventory. Asset information, other than accounts receivable and work-in-process inventory, is not reported, since the Company does not produce such information internally. All long-lived assets are located in the U.S. The table below presents information about reportable segments within the avionics business for the periods ending December 31, 2009 and 2008:

  Three Months Ended                       Avionics       Avionics        Avionics      Corporate
  ------------------                       --------       --------        --------      ---------
  December 31, 2009                           Gov't        Comm'l.           Total          Items           Total
  -----------------                           -----        -------           -----          -----           -----
  Net sales                            $  1,161,985   $    471,986    $  1,633,971                    $  1,633,971
  Cost of sales                             599,848        349,594         949,442                         949,442
                                       ------------   ------------    ------------                    ------------
  Gross margin                              562,137        122,392         684,529                         684,529
                                       ------------   ------------    ------------                    ------------
  Engineering, research, & dev.                                            924,044                         924,044
  Selling, general, and admin.                                             341,152   $    399,098          740,250
  Interest expense, net                                                     15,210           --             15,210
                                                                      ------------   ------------     ------------
  Total expenses                                                         1,280,406        399,098        1,679.504
                                                                      ------------   ------------     ------------

  Income  (loss) from  continuing
  operations before taxes                                             $   (595,877)  $   (399,098)    $   (994,975)
                                                                      ============   ============     ============
  Segment assets                       $  3,969,882   $    519,542    $  4,489,424   $  2,717,806     $  7,207,230
                                       ============   ============    ============   ============     ============


  Three Months Ended                       Avionics       Avionics        Avionics       Corporate
  ------------------                       --------       --------        --------       ---------
  December 31, 2008                           Gov't        Comm'l.           Total           Items           Total
  -----------------                           -----        -------           -----           -----           -----
  Net sales                            $  2,526,036   $    389,392    $  2,915,428                    $  2,915,428
  Cost of sales                           1,230,636        259,525       1,490,161                       1,490,161
                                       ------------   ------------    ------------                    ------------
  Gross margin                            1,295,400        129,867       1,425,267                       1,425,267
                                       ------------   ------------    ------------                    ------------
  Engineering, research, & dev.                                            684,017                         684,017
  Selling, general, and admin.                                             374,185   $     335,349         709,534
  Interest expense, net                                                      9,538            --             9,538
                                                                      ------------   -------------    ------------
  Total expenses                                                         1,067,740         335,349       1,403,089
                                                                      ------------   -------------    ------------
  Income (loss) from continuing
  operations before taxes                                             $    357,527   $    (335,349)   $     22,178
                                                                      ============   =============    ============
  Segment assets                       $  5,809,904   $    339,395    $  6,149,299   $   1,926,064    $  8,075,363
                                       ============   ============    ============   =============    ============

                                                          7



                                          TEL-INSTRUMENT ELECTRONICS CORP.
                                          --------------------------------
                          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                          ----------------------------------------------------------------
                                                     (Unaudited)


Note 7        Segment Information (continued)
------        -------------------------------

  Nine Months Ended                        Avionics       Avionics        Avionics       Corporate
  -----------------                        --------       --------        --------       ---------
  December 31, 2009                           Gov't        Comm'l.           Total           Items           Total
  -----------------                           -----        -------           -----           -----           -----
  Net sales                            $  4,851,530   $  1,492,550    $  6,344,080                    $  6,344,080
  Cost of sales                           2,362,290      1,004,923       3,367,213                       3,367,213
                                       ------------   ------------    ------------                    ------------
  Gross margin                            2,489,240        487,627       2,976,867                       2,976,867
                                       ------------   ------------    ------------                    ------------

  Engineering, research, & dev.                                          2,672,119                       2.672,119
  Selling, general, and admin.                                             998,225   $   1,259,991       2,258,216
  Interest expense, net                                                     33,716            --            33,716
                                                                      ------------   -------------    ------------
  Total expenses                                                         3,704,060       1,259,991       4,964,051
                                                                      ------------   -------------    ------------
  Income (loss) from continuing
  operations before taxes                                             $   (727,193)  $  (1,259,991)   $ (1,987,184)
                                                                      ============   =============    ============


  Nine Months Ended                        Avionics       Avionics        Avionics      Corporate
  -----------------                        --------       --------        --------      ---------
  December 31, 2008                           Gov't        Comm'l.           Total          Items            Total
  -----------------                           -----        -------           -----          -----            -----
  Net sales                            $  8,843,166   $  1,479,358    $ 10,322,524                    $ 10,322,524
  Cost of sales                           4,396,054        872,787       5,268,841                       5,268,841
                                       ------------   ------------    ------------                    ------------
  Gross margin                            4,447,112        606,571       5,053,683                       5,053,683
                                       ------------   ------------    ------------                    ------------

  Engineering, research, & dev.                                          2,133,021                       2,133,021
  Selling, general, and admin.                                           1,049,281   $  1,132,395        2,181,676
  Interest income, net                                                      32,320           --             32,320
                                                                      ------------   ------------     ------------
  Total expenses                                                         3,214,622      1,132,395        4,347,017
                                                                      ------------   ------------     ------------

  Income  (loss)  from   continuing
  operations before taxes                                             $  1,839,061   $ (1,132,395)    $    706,666
                                                                      ============   ============     ============


Note 8        Income Taxes
------        ------------

The Company adopted the provisions of FASB ASC 718 (formerly  Interpretation No.
48 ("FIN 48"),  Accounting for Uncertainty in Income Taxes- an Interpretation of
FASB Statement No. 109), on April 1, 2007. The Company has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions.
The Company does not have any unrecognized tax benefits.

The  tax  effect  of  temporary   differences,   primarily  net  operating  loss
carryforwards,  asset  reserves  and  accrued  liabilities,  gave  rise  to  the
Company's deferred tax asset in the accompanying December 31, 2009 and March 31,
2009 consolidated  balance sheets.  Deferred income taxes are recognized for the tax  consequence of such temporary  differences at the enacted tax rate expected to be in effect when the differences reverse.

                                       8

                        TEL-INSTRUMENT ELECTRONICS CORP.
                        --------------------------------
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
        ----------------------------------------------------------------
                                   (Unaudited)


Note 9        Fair Value Measurements
------        -----------------------

On September 2006, the FASB issued FASB ASC 820, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of FASB ASC 820 were effective April 1, 2008.

As defined in FASB ASC 820, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable, when applicable. The Company classifies fair value balances based on the observability of those inputs. FASB ASC 820 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1
measurement)   and  the  lowest  priority  to   unobservable   inputs  (level  3
measurement).

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

Cash, accounts receivable, accounts payable, and accrued expenses reflected in the consolidated balance sheets are a reasonable estimate of their fair value due to the short-term nature of these instruments. The carrying value of the Company's short-term borrowings is a reasonable estimate of their fair value as borrowings under the Company's credit facility have variable rates that reflect currently available terms and conditions for similar debt. As of December 31, 2009 and March 31, 2009, the Company did not have any financial assets and liabilities measured at fair value on a recurring basis that would be subject to the disclosure provisions of FASB ASC 820.



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

The Company's decision to discontinue its marine operations was based primarily on the historical losses sustained and management's intent to focus on its avionics business

The  following  tables  reflect  sales,  costs  and  expenses,   and  loss  from
discontinued  operations,  net of taxes  for the  three  and nine  months  ended
December 31, 2009 and 2008, respectively.

     ------------------------------------------------------ ----------------------- ------------------------
                                                                      Three Months             Three Months
                                                                      ------------             ------------
                                                                             Ended                    Ended
                                                                             -----                    -----
                                                                 December 31, 2009        December 31, 2008
                                                                 -----------------        -----------------
     ------------------------------------------------------ ----------------------- ------------------------
     Discontinued Operations:
     ------------------------------------------------------ ----------------------- ------------------------
     Sales                                                               $  56,489                $  46,848
     ------------------------------------------------------ ----------------------- ------------------------
     Costs and expenses                                                     14,604                   41,325
                                                                         ---------                ---------
     ------------------------------------------------------ ----------------------- ------------------------
     Income from operations of discontinued operations                      41,885                    5,523
     ------------------------------------------------------ ----------------------- ------------------------
     Income tax provision                                                   16,733                    2,206
                                                                         ---------                ---------
     ------------------------------------------------------ ----------------------- ------------------------
     Income from discontinued operations                                 $  25,152                $   3,317
                                                                         =========                =========
     ------------------------------------------------------ ----------------------- ------------------------


     ------------------------------------------------------ ----------------------- ------------------------
                                                                       Nine Months              Nine Months
                                                                       -----------              -----------
                                                                             Ended                    Ended
                                                                             -----                    -----
                                                                 December 31, 2009        December 31, 2008
                                                                 -----------------        -----------------
     ------------------------------------------------------ ----------------------- ------------------------
     Discontinued Operations:
     ------------------------------------------------------ ----------------------- ------------------------
     Sales                                                               $  99,690                $ 233,449
     ------------------------------------------------------ ----------------------- ------------------------
     Costs and expenses                                                     48,358                  115,954
                                                                         ---------                ---------
     ------------------------------------------------------ ----------------------- ------------------------
     Income from operations of discontinued operations                      51,332                  117,495
     ------------------------------------------------------ ----------------------- ------------------------
     Income tax provision                                                   20,507                   46,939
                                                                         ---------                ---------
     ------------------------------------------------------ ----------------------- ------------------------
     Income from discontinued operations                                 $  30,825                $  70,556
                                                                         =========                =========
     ------------------------------------------------------ ----------------------- ------------------------


Note 11       Reclassifications
-------       -----------------

Certain prior year and period amounts have been reclassified to conform to the current period presentation.

                                       10

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

In December 2009, the Kansas court dismissed the Aeroflex civil suit against the Company. While this decision was based primarily on jurisdictional issues, the ruling did note that Aeroflex, after discovery proceedings, did not provide any evidence that Tel or its employees misappropriated Aeroflex trade secrets. The Kansas ruling also referenced the Army's findings, in its response to the General Accountability Office ("GAO"), which rejected Aeroflex's claims and determined that Tel used its own proprietary technology on this program. Aeroflex has elected to appeal this Kansas decision and has agreed to stay any action against the two former employees until a decision is reached. Tel remains confident as to the outcome of this appeal and any potential follow-on litigation.

However, Tel has incurred substantial legal fees in connection with the litigation, and these costs will have an adverse effect on its results of operations for the fiscal year ending March 31, 2010.

Note 13       New Accounting Pronouncements
-------       -----------------------------

In June 2009, the FASB issued FASB ASC 105 (Prior authoritative literature: SFAS No. 168, The FASB Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles (GAAP), a replacement of FASB Statement No. 162). FASB ASC 105 establishes the FASB Standards Accounting Codification ("Codification") as the source of authoritative GAAP recognized by the FASB to be applied to nongovernmental entities. The only other source of authoritative GAAP is the rules and interpretive releases of the SEC which only apply to SEC registrants. The Codification supersedes all the existing non-SEC accounting and reporting standards upon its effective date. Since the issuance of the Codification did not change or alter existing GAAP, adoption of this statement did not have an impact on the Company's financial position or results of operations, but will change the way in which GAAP is referenced in the Company's financial statements. FASB ASC 105 is effective for interim and annual reporting periods ending after September 15, 2009, and the Company has complied with this pronouncement.

                        TEL-INSTRUMENT ELECTRONICS CORP.
                        --------------------------------
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
        ----------------------------------------------------------------
                                   (Unaudited)


Note 13       New Accounting Pronouncements
-------       -----------------------------

In March 2008,  the FASB issued  FASB ASC 808 (Prior  authoritative  literature:
SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133" ("SFAS 161")), which modifies and expands the disclosure requirements for derivative instruments and hedging activities. FASB ASC 808 requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation and requires quantitative disclosures about fair value amounts and gains and losses on derivative instruments. It also requires disclosures about credit-related contingent features in derivative agreements. FASB ASC 808 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. FASB ASC 808 encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company adopted this standard effective January 1, 2009. The implementation of this standard did not impact the disclosures related to the Company's consolidated financial statements.

In April 2009, the FASB issued FASB ASC 825 (Prior authoritative literature: FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. FASB ASC 825 requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FASB ASC 825 was effective for interim and annual reporting periods ending after June 15, 2009. The Company is making the disclosures required by this statement. In April 2009, the FASB issued FASB ASC 825 (Prior authoritative literature: FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly). FASB ASC 825 provides additional guidance for estimating fair value when the volume and level of activity for an asset or liability have significantly decreased. FASB ASC 825 also includes guidance on identifying circumstances that indicate a transaction is not orderly. FASB ASC 825 emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. FASB ASC 825 was effective for interim and annual reporting periods ending after June 15, 2009, and is applied prospectively. The Company's adoption of FASB ASC 825 did not have an impact on the Company's condensed consolidated financial statements.

                        TEL-INSTRUMENT ELECTRONICS CORP.
                        --------------------------------
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
        ----------------------------------------------------------------
                                   (Unaudited)


Note 13       New Accounting Pronouncements (continued)
-------       -----------------------------------------

In May 2009, the FASB issued FASB ASC 855, Subsequent Events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. The Company adopted FASB ASC 855 effective April 1, 2009 and has evaluated subsequent events after the balance sheet date of December 31, 2009 through the date the financial statements were issued, February 16, 2010.

In October 2009, the FASB issued Accounting Standards Update 2009-13, "Revenue Recognition (Topic 605)". This Update provides amendments to the criteria in Subtopic 605 for separating consideration in multiple-deliverable revenue arrangements. It establishes a hierarchy of selling prices to determine the selling price of each specific deliverable which includes vendor-specific objective evidence (if available), third-party evidence (if vendor-specific evidence is not available), or estimated selling price if neither of the first two are available. This Update also eliminates the residual method for allocating revenue between the elements of an arrangement and requires that arrangement consideration be allocated at the inception of the arrangement. Finally, this Update expands the disclosure requirements regarding a vendor's multiple-deliverable revenue arrangements. This Update is effective for fiscal years beginning on or after June 15, 2010. We do not anticipate any impact from this Update.

Item 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
-------       -------------------------------------------
              RESULTS OF OPERATIONS AND FINANCIAL CONDITION
              ---------------------------------------------


Forward Looking Statements
--------------------------

A number of the statements made by the Company in this report may be regarded as "forward-looking statements" within the meaning of the Securities Exchange Act of 1934 and the rules and regulations thereunder.

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

Due to the unique nature of the ITATS program wherein a significant portion of this contract will not be delivered for over a year, revenues under this contract are recognized on a percentage-of-completion basis, which recognizes sales and profit as they are earned, rather than at the time of shipment. Revenues and profits are estimated using the cost-to-cost method of accounting where revenues are recognized and profits recorded based upon the ratio of costs incurred to date to our estimate of total costs at completion. The ratio of costs incurred to our estimate of total costs at completion is applied to the contract value to determine the revenues and profits. When adjustments in estimated contract revenues or estimated costs at completion are required, any changes from prior estimates are recognized by recording adjustments in the current period for the inception-to-date effect of the changes on current and prior periods. The Company also receives progress billings on this program, which is a funding mechanism by the government to assist contractors on long-term contracts prior to delivery. These progress payments are applied to Unbilled Government Receivables resulting from revenues recognized under percentage-of-completion accounting.

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

Payments received prior to the delivery of units or services performed are recorded as deferred revenues.

Item 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
-------       -------------------------------------------
              RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)
              ---------------------------------------------------------


Critical Accounting Policies (continued)
----------------------------------------

Inventory reserves - inventory reserves or write-downs are estimated for excess, slow-moving and obsolete inventory as well as inventory whose carrying value is in excess of net realizable value. These estimates are based on current assessments about future demands, market conditions and related management initiatives. If market conditions and actual demands are less favorable than those projected by management, additional inventory write-downs may be required. While such estimates have historically been within our expectation and the provision established, the Company cannot guarantee that its estimates will continue to be within the provision established.

Accounts receivable - the Company performs ongoing credit evaluations of its customers and adjusts credit limits based on customer payment and current credit worthiness, as determined by review of their current credit information. The Company continuously monitors credits and payments from its customers and maintains provision for estimated credit losses based on its historical experience and any specific customer issues that have been identified. While such credit losses have historically been within our expectation and the provision established, the Company cannot guarantee that its estimates will continue to be within the provision established.

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

In the event it is determined that the Company would not be able to realize all or a portion of our deferred tax assets in the future, we would reduce such recorded amounts through a charge to income in the period in which that determination is made. Conversely, if we were to determine that we would be able to realize our deferred tax assets in the future in excess of the net carrying amounts, we would decrease the recorded valuation allowance through an increase to income in the period in which that determination is made. In its evaluation of a valuation allowance the Company takes into account existing contracts and backlog, and the probability that options under these contract awards will be exercised as well as sales of existing products. The Company prepares profit projections based on the revenue and expenses forecast to determine that such revenues will produce sufficient taxable income to realize the deferred tax assets

Item 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
-------       -------------------------------------------
              RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)
              ---------------------------------------------------------

General
-------

Management's discussion and analysis of results of operations and financial condition is intended to assist the reader in the understanding and assessment of significant changes and trends related to the results of operations and financial position of the Company together with its subsidiary. This discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying financial notes and Management's Discussion and Analysis in the Company's Annual Report on Form 10-K for the year ended March 31, 2009.

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

Overview
--------

In the third quarter of the current fiscal year, revenues declined and the Company incurred a net loss, principally as a result of a delay in the receipt of a large Navy CRAFT production order as well as manufacturing issues at a key sub-contractor that limited the number of CRAFT units that could be shipped. Revenues for the nine months ended December 31, 2009 declined by 38% from the same period in 2008 and the Company recorded a net loss from continuing operations, net of taxes, for the period of $1,193,304. Profits for the period declined due to the reduction in revenues and due to increased engineering costs for the new projects and legal costs incurred in connection with the Aeroflex litigation discussed below. For the quarter ended December 31, 2009, revenues declined by 44% from last year's comparable quarter to $1.6 million and the Company recorded a net loss from continuing operations of $597,482 for the same reasons discussed above.

The delayed revenues have not been lost, but are expected to be recognized in the next two fiscal quarters. The Company believes that based on expected production orders on existing contracts and its current backlog, revenues and profits will substantially improve beginning in the next fiscal year, with increased sales of the CRAFT AN/USM 719 and AN/USM-708, as well as sales of the AN/ARM-206 and T-4530A. Engineering costs are also expected to decline due to the completion of the engineering for AN/USM-708 and AN/ARM-206 units. The Company anticipates that due to increased revenues and a decrease in engineering and legal costs, the Company will be profitable in the next fiscal year.

On February 8, 2010 the Company won a five year indefinite delivery indefinite quantity contract with the U.S. Air Force with a maximum value of $2.7 million for yet another product, the T-100 TACAN test set. The Company continues to bid on Military solicitations where the Company believes it has a technical or cost advantage.

Item 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
-------       -------------------------------------------
              RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)
              ---------------------------------------------------------


Overview (continued)
--------------------

At December 31, 2009 the Company's backlog stood at approximately $20.6 million as compared to approximately $10 million at December 31, 2008. The backlog at December 31, 2009 includes only the amount of currently exercised delivery orders on open IDIQ (indefinite delivery/indefinite quantity) contracts, and is expected to materially increase when the volume production orders for the Navy CRAFT AN/USM-708 and the ITATS AN/ARM-206 products are received. Historically, the Company obtains a substantial volume of orders which are required to be filled in less than twelve months, and, therefore, these anticipated orders are not reflected in the backlog. The Company has received approximately $14.9 million in orders related to the TS-4530A program, and this amount is included in the backlog at December 31, 2009.

As a result of the decline in revenues and losses incurred due to the delays discussed above, and the increased engineering costs incurred in the development of the AN/USM-708, AN/ARM-206 and the TS4530A, the Company's working capital and cash flow declined. In September 2009, as previously reported, the Company raised approximately $520,000 through the sales of common shares to Directors of the Company. The Company is currently in discussions to raise additional capital, and is confident that it will be able to improve its cash flow.

The Company has renewed its annual bank agreement on September 30th for several years, and is currently in discussion for a renewal until September 30, 2010. Based on those discussions, the Company believes the bank will renew the agreement, but with a lower borrowing limit. The Company currently has borrowed $600,000 against this line, and does not believe that the lower limit discussed with the bank will be materially adverse.

The Company's win of the critical TS-4530A Mode 5 Army program represents a major event for our future. This award, in conjunction with our Navy CRAFT Mode 5 program, provides TIC with undisputed market leadership in the Mode 5 Identification Friend & Foe ("IFF") business and should provide a robust revenue stream for some years to come. The Company has already received $14.9 million in delivery orders on the TS-4530A program out of a maximum contract value of approximately $44 million. In contrast to the multi-year CRAFT program, this is an accelerated development program that takes full advantage of the significant investment that the Company has made in its proprietary Mode 5 technology. TIC has also completed our CRAFT AN/USM-719 test set and this is the only Mode 5 flight-line test set fully certified by the AIMS Program Office. This represents the culmination of a multi-year, multi-million investment by the Company in Mode 5 technology and will provide a significant competitive advantage in the years to come as the U.S. and our NATO allies migrate to this leading edge IFF technology. Moreover, these programs will provide a technical base from which additional advanced products can be developed.

Tel has built a solid infrastructure to support a rapidly growing business and the outlook for the Company is very positive with potential backlog on our new products totaling around $80 million. Our continuing challenge is to finalize the AN/USM-708 and TS-4530A programs on schedule in a cost-effective fashion. We also continue to evaluate other attractive potential market opportunities although our current capital structure and engineering backlog limits our flexibility at this time. We will continue to prudently explore these opportunities as well as additional financing options to allow us to fully capitalize on these market opportunities and support the expected doubling in the size of our business in the next fiscal year.

Item 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
-------       -------------------------------------------
              RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)
              ---------------------------------------------------------


Overview (continued)
--------------------


On March 24, 2009, Aeroflex Wichita, Inc. ("Aeroflex") filed a civil claim against the Company and two of its employees in the District Court, Sedgwick County, Kansas, Case No. 09 CV 1141 (the "Aeroflex Action"), alleging that the Company and two of its employees misappropriated Aeroflex's proprietary technology in connection with TEL winning the Army TS-4530A contract. Many of these same claims had been included in Aeroflex's previous, formal Protest of the Contract award which it filed with the U.S. Government Accounting Office ("GAO"), and which the Company denied. On or about March 17, 2009, the Army Contracts Attorney and the Army Contracting Officer each filed a statement with the GAO, expressly rejecting Aeroflex's allegations that the Company used or infringed Aeroflex proprietary technology in winning the Award, and concluding that the Company had used only its own proprietary technology. On April 6, 2009, Aeroflex withdrew its GAO Protest, but continued the civil litigation.

In December 2009, the Kansas court dismissed the Aeroflex civil suit against the Company. While this decision was based primarily on jurisdictional issues, the ruling did note that Aeroflex, after discovery proceedings, did not provide any evidence that Tel or its employees misappropriated Aeroflex trade secrets. The Kansas ruling also referenced the Army's findings, in its response to the General Accountability Office ("GAO"), which rejected Aeroflex's claims and determined that Tel used its own proprietary technology on this program. Aeroflex has elected to appeal this Kansas decision and has agreed to stay any action against the two former employees until a decision is reached. Tel remains confident as to the outcome of this appeal. (See Note 12 to the Financial Statements).

Sales
-----

For the quarter ended December 31, 2009, total sales decreased $1,281,457 (44%) to $1,633,971 as compared to $2,915,428 for the same quarter in the prior year. Avionics Government sales decreased $1,364,051 (54%) to $1,161,985 for the period as compared to $2,526,036 for the same period last year. The decrease in Avionics Government sales is primarily attributed to a decrease in shipments of the T-47N for which the Company had a large contract from the U.S. Army in the prior year. Government sales have been impacted by delays in the receipt of several expected large orders as well as in the completion of two of its major programs. Commercial sales increased $82,594 (21.2%) to $471.986 for the three months ended December 30, 2009 as compared to $389,392 in the same period in the prior year. The increase in sales is the result of an increase in revenues associated with repairs and is not a trend that the Company expects to continue.

For the nine months ended December 31, 2009, total sales decreased $3,978,444 (38.5%) to $6,344,080 as compared to $10,322,524 for the same period in the prior year. Avionics Government sales decreased $3,991,636 (45.1%) to $4,851,530 for the period as compared to $8,843,166 for the same period last year. The decrease in Avionics Government sales is primarily attributed to: a decrease in shipments of the T-47N, T-30D, TR-401, T-76, T-47G as well as sales associated with the ITATS, which are recognized on a percentage of completion as the initial phase of the programs nears completion. Additionally, the first nine

Item 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
-------       -------------------------------------------
              RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)
              ---------------------------------------------------------


Results of Operations (continued)
---------------------------------

Sales
-----


months of the prior fiscal year included a negotiated billing to the government in the amount of $406,000 for additional work previously performed and expensed on the CRAFT program as well as increased billings for revenues associated with the test and documentation phase of the CRAFT program. Government sales have been impacted by delays in the receipt of several expected large orders as well as delays in the completion of two of its major programs. These decreases were partially offset by higher sales of the TR-420. Commercial sales increased $13,192 (0.9%) to $1,492,550 for the nine months ended December 31, 2009 as compared to $1,479,358 in the same period in the prior year. The increase in sales is the result of an increase in revenues associated with repairs and is not a trend that the Company expects to continue.


Gross Margin
------------

Gross margin decreased $748,738 (52%) to $684,529 for the quarter ended December 31, 2009 as compared to $1,425,267 for the same quarter in the prior fiscal year. The decrease in gross margin is primarily attributed to the decrease in volume. The gross margin percentage for the quarter ended December 31, 2009 was 41.9% as compared to 48.9% for the quarter ended December 31, 2008. The decrease in gross margin dollars and percentage is also attributed to a negotiated billing in the second quarter of the prior year to the government in the amount of $406,000 for additional work previously performed and expensed on the CRAFT program.

Gross margin decreased $2,076,816 (41.1%) to $2,976,867 for the nine months ended December 31, 2009 as compared to $5,053,683 for the same period in the prior fiscal year. The decrease in gross margin is primarily attributed to the decrease in volume. The gross margin percentage for the nine months ended
December 31, 2009 was 46.9% as compared to 49% for the nine months ended December 31, 2008. The decrease in gross margin dollars and percentage is also attributed to a negotiated billing in the second quarter of the prior year to the government in the amount of $406,000 for additional work previously performed and expensed on the CRAFT program.

Operating Expenses
------------------

Selling, general and administrative expenses increased $30,716 (4.3%) to $740,250 for the quarter ended December 31, 2009, as compared to $709,534 for the quarter ended December 31, 2008. This increase is attributed mainly an increase in legal fees associated with the Aeroflex litigation (see Note 12 to the Financial Statements) and the addition of a program manager for the TS-4530A program offset partially by lower outside selling commissions.

Selling, general and administrative expenses increased $76,540 (3.5%) to $2,258,216 for the nine months ended December 31, 2009, as compared to $2,181,676 for the nine months ended December 31, 2008. This increase is attributed mainly to an increase in legal fees associated with the litigation
(see Note 12 to the Financial Statements), and professional fees offset partially by lower outside commissions and lower bonus accrual expense.

Item 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
-------       -------------------------------------------
              RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)
              ---------------------------------------------------------


Results of Operations (continued)
---------------------------------

Operating Expenses (continued)
------------------------------

Engineering, research and development expenses increased $240,027 (35.1%) to $924,044 and $539,098 (25.3%) to $2,672,119 for the three months and nine months ended December 31, 2009 as compared to $684,017 and $2,133,021 for the three and nine months ended December 31, 2008. Engineering, research and development expenses are mostly attributed to engineering costs related to the CRAFT and TS-4530A programs.

Interest, net
-------------

Interest income decreased primarily as a result of lower cash balances.

Interest expense increased by $4,171 for the three months ended December 31, 2009 to $15,419 as compared to $11,248 in the prior year primarily as a result of interest on the loan on the life insurance policy.

Interest expense decreased $1,685 for the nine months ended December 31, 2009 to $34,418 as compared to $36,103 in the prior year primarily as a result of the payment in full of the convertible note payable.


Income (Loss) from Continuing Operations before Income Taxes
------------------------------------------------------------

As a result of the above, the Company recorded losses from continuing operations before income taxes of $994,975 and $1,987,184 for the three and nine months ended December 31, 2009 as compared to income from continuing operations before income taxes of $22,178 and $706,666 for the three and nine months ended December 31, 2008.

Income Taxes
------------

Income tax benefits in the amounts $397,493 and $793,880 were recorded for the three and nine months ended December 31, 2009 as compared to income tax provisions in the amounts of $8,861 and $326,926 for the three and nine months ended December 31, 2008. The change is due to the losses before taxes for the three and nine months ended December 31, 2009 as compared to income before taxes for the three and niine months ended December 31, 2008. These amounts represent the effective federal and state tax rate of approximately 40% on the Company's net income or loss before taxes.


Net Income (Loss) from Continuing Operations, Net of Taxes
----------------------------------------------------------

As a result of the above, the Company recorded net losses from continuing operations, net of taxes of $597,482 and $1,193,304 for the three and nine months ended December 31, 2009 as compared to net income from continuing operations, net of taxes of $13,317 and $379,740 for the three and nine months ended December 31, 2008.

Item 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
-------       -------------------------------------------
              RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)
              ---------------------------------------------------------


Results of Operations (continued)
---------------------------------

Income from Discontinued Operations, Net of taxes
-------------------------------------------------

For the three months ended December 31, 2009, the Company recorded income from discontinued operations, net of taxes, of $25,152 as compared to income from discontinued operations, net of taxes of $3,317. This increase was the result of higher sales. For the nine months ended December 31, 2009, the Company recorded income from discontinued operations, net of taxes, of $30,825 as compared to income from discontinued operations, net of taxes of $70,556 as a result of the lower sales volume See Note 10 to the Financial Statements.

Net Income (Loss)
-----------------

As a result of the above, the Company recorded net losses of $572,330 and $1,162,479 for the three and nine months ended December 31, 2009 as compared to recording net income of $16,634 and $450,296 for the three and nine months ended December 31, 2008.

Liquidity and Capital Resources
-------------------------------

At December 31, 2009, the Company had working capital of $2,440,511 as compared to $3,284,115 at March 31, 2009. For the nine months ended December 31, 2009, the Company used $1,149,419 in cash for operations as compared to $400,876 for the nine months ended December 31, 2008. This increase in cash used in operations is primarily attributed to the increase in the operating loss for the period as compared to the previous year offset partially by the decrease in accounts receivable as compared to an increase in accounts receivable for the nine months ended December 31, 2008.

Net cash used in investing activities was $36,653 for the nine months ended December 31, 2009 as compared to $81,301 for the nine months ended December 31, 2008 due to the decrease in purchases of equipment.

Net cash provided by financing activities increased to $722,825 for the nine months ended December 31, 2009 from $232,308 for the nine months ended December 31, 2008 primarily due to proceeds from the sale of new common stock and the proceeds from the exercise of stock options, discussed below.

At December 31, 2009 the Company's backlog stood at approximately $20.6 million as compared to approximately $10.0 million at December 31 2008. The backlog at December 31, 2009 includes only the amount of currently exercised delivery orders on open IDIQ (indefinite delivery/indefinite quantity) contracts, and is expected to materially increase when the volume production orders for the Navy CRAFT AN/USM-708 and the ITATS AN/ARM-206 products are received. Historically, the Company obtains a substantial volume of orders which are required to be filled in less than twelve months, and, therefore, these anticipated orders are not reflected in the backlog. Approximately $14.3 million in orders is related to the TS-4530A program, and this amount is included in the backlog at December 31, 2009.

The Company raised $520,000 of capital from Directors, through a combination of sales of new shares (at "market") and the exercise of previously granted stock options in September 2009. In addition, the Company is in discussions to raise additional capital and it is confident that it will be able to improve its cash position. (See Overview).

Item 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
-------       -------------------------------------------
              RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)
              ---------------------------------------------------------


Liquidity and Capital Resources (continued)
-------------------------------------------

As discussed, the Company is currently discussing an extension of its credit line.

There was no significant impact on the Company's operations as a result of inflation for the nine months ended December 31, 2009. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended March 31, 2009.

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

               See discussion in Note 12 to the Financial Statements, and MD&A overview.

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

Item 4.       Submission of Matters to a Vote of Security Holders
-------       ---------------------------------------------------

(a) The Annual Meeting of Shareholders was held on December 16, 2009 (the "Annual Meeting").
(b)  Not applicable
(c) At the Annual Meeting, the Company's shareholders voted in favor of re-electing management's nominees for election as directors of the Company as follows:

                                          For                          Against
                                          ---                          -------
     Harold K. Fletcher                2,305,514                       104,442
     George J. Leon                    2,322,701                        87,255
     Robert J. Melnick                 2,307,661                       102,295
     Jeff C. O'Hara                    2,307,661                       102,295
     Robert A. Rice                    2,322,701                        87,255
     Robert H. Walker                  2,322,701                        87,255

(d)  Not applicable

Item 6.       Exhibits
-------       --------

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

                                         TEL-INSTRUMENT ELECTRONICS CORP.

Date:    February 16, 2010               By:  /s/  Harold K. Fletcher
                                            --------------------------------
                                                   Harold K. Fletcher
                                                   CEO

Date:   February 16, 2010                By:  /s/  Joseph P. Macaluso
                                            --------------------------------
                                                   Joseph P. Macaluso
                                                   Principal Accounting Officer