Form 10-K
period 2010-03-31
TEL INSTRUMENT ELECTRONICS CORP
filed 2010-07-14
CIK 96885

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the fiscal year ended March 31, 2010

               Commission File No. 33-18978

TEL-INSTRUMENT ELECTRONICS CORP
(Exact name of Registrant as specified in its charter

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
    Carlstadt, New  Jersey              07072_____
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
Common Stock $.10 par value                                                                                                                                                                                                                          NYSE Amex

Indicate by checkmark if registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes _____        No _X_

Indicate by checkmark if registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes                 No _X_

Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes __X        No  ____.

     Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and    posted pursuant to Rule 405 of Regulation S-T(232.405 of this chapter) during the preseeding 12 months (orfor such shorter period that the registrant was required to submit and post such files).  Yes_____   No______

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” , and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer     Accelerated filer       Non-accelerated filer        Smaller reporting company X

                                                                                     (Do not check if smaller reporting company)

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Act).  Yes              No _X_

The aggregate market value of the voting Common Stock (par value $.10 per share) held by non-affiliates on September 30, 2009 (the last business day of our most recently completed second fiscal quarter) was  $5,608,884 using the closing price on September 30, 2009.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 2,615,361 shares of Common Stock were outstanding as of June 25, 2010

PART I

Item 1.            Description of Business

General

Tel-Instrument Electronics Corp (“Tel”, “TIC” or the “Company”) has been in business since 1947, and is a leading designer and manufacturer of avionics test and measurement solutions for the global commercial air transport, general aviation, and government/military aerospace and defense markets.  The Company designs, manufactures and sells instruments to test and measure, and calibrates and repairs a wide range of airborne navigation and communication equipment.

Tel’s instruments are used to test navigation and communications equipment installed in aircraft, both on the flight line (“ramp testers”) and in the maintenance shop (“bench testers”), and range in list price from $7,500 to $81,000 per unit.  Tel continues to develop new products in anticipation of customers’ needs and to maintain its strong market position.  Its development of multifunction testers has made it easier for customers to perform ramp tests with less operator training, fewer test sets, and lower product support costs.

In the last few years the Company has been competitively awarded three major military contracts as discussed below: CRAFT, ITATS and the TS-4530A programs.

The Company has become a major manufacturer and supplier of IFF (Identification Friend or Foe) flight line test equipment and over the last few years was awarded the major military contracts described below. Tel has the only Mode 5 test unit certified by AIMS. If the production options are exercised in full, these programs have an aggregate revenue value of approximately $80 million over the next few years. The products under these contracts represent cutting edge technology, and should provide Tel with a competitive advantage for years to come. Revenues from these programs will be the foundation for substantial growth for the next few years.

The Company also expects that additional new products will be developed from these new technologies that will upgrade the current product line, which the Company continues to market and sell, and which sales continue to support the Company’s efforts.

Tel has built a solid infrastructure to support a rapidly growing business and the outlook for the Company is positive with potential revenue over the next few years on our new products totaling around $80 million.

We also continue to evaluate other attractive potential market opportunities although our current capital structure and engineering backlog limits our flexibility at this time. During fiscal year 2010, the Company raised approximately $828,000 from the issuance of new stock, issuance of subordinated debentures, and from the exercise of stock options. We will continue to prudently explore these opportunities as well as additional financing options to allow us to fully capitalize on these market opportunities and support the expected doubling in the size of our business in fiscal year 2011.

Item 1.            Description of Business (continued)

General (continued)

CRAFT “Communications/Navigation (COMM/NAV) Radio Frequency (RF) Avionics
Flight line Tester”) (AN/USM-708 and AN/USM-719) with the U.S. Navy

The AN/USM-708 or CRAFT is a key product for the Company as it represents a new generation technology product. The AN/USM-708 and AN/USM-719 (IFF only) contract was competitively awarded to the Company by the United States Navy, and includes a maximum delivery of 1,200 units, if all options are exercised. This contract is approximately a $27 million multi-year, firm-fixed-price, indefinite-delivery/indefinite-quantity contract for the systems engineering, design and integration, fabrication, testing, and production of an AN/USM-708 test set with sonobuoy simulator capabilities. The AN/USM-708 CRAFT unit combines advanced IFF (including Mode 5 encryption technology) navigation, communication, and sonobuoy test capabilities in a portable test set, which will utilize a flexible and expandable digital-signal-processing-based architecture. The AN/USM-719 test set is the only Mode 5 flight-line test set certified by the AIMS Program Office for Mode 5 system integration purposes. This represents the culmination of a multi-year, multi-million investment by the Company in Mode 5 technology and will provide a significant competitive advantage in the years to come as the U.S. and our NATO allies migrate to this leading edge IFF technology.

The contract for the AN/USM-708 and AN/USM-719 is a significant milestone for the Company, because the development of this technology, which has been funded by the Company, will establish Tel’s position as a leader in the industry, and will meet the U.S. Navy’s test requirements for years to come. The Company believes that, given the unique nature of this design, this product could generate sales to other military customers. The Company has already received orders for a limited number of units of the TR-420, a modified CRAFT test set, from customers other than the U.S. Navy.  The AN/USM-708 contract also includes options for units testing encrypted communications, which, if exercised, could represent a major expansion in the Company’s core business.

The Company has received pilot production orders for 162 units of the AN/USM-719 (IFF only) and 20 units of the AN/USM-708 under this contract, totaling approximately $4.2 million in addition to the approximately $4.5 million for testing, documentation and qualification units. In July 2010, the Company received an additional order for 160 AN/USM-708 pilot production units with a $3.6 million contract value. The Company has experienced delays on this program, but has completed the development of the AN/USM-708 and expects to begin design validation testing late summer of 2010 and expects to receive production orders at the end of calendar year 2010. The Company believes that the core technology in the AN/USM-708 can be the foundation for additional products.

Item 1.            Description of Business (continued)

General (continued)

ITATS (“Intermediate Level TACAN Test Set”) (AN/ARM-206) with the U.S. Navy

The AN/ARM-206 or ITATS is a bench test set combining advanced digital technology with state of the art automated testing capabilities. This product will represent an important expansion to Tel’s current product line, and the automated testing capabilities will provide a significant labor savings benefit to our customers. This contract with the U.S. Navy has options for approximately 148 units with a total value of over $12 million; the initial work authorization was $4.4 million. Tel is working with an engineering sub-contractor and, as a result, this program has not requiredas much Tel engineering design effort as needed for the AN/USM-708. Given the unique nature of the design, this unit could also generate significant sales to other military customers, both domestically and overseas. The Company and its subcontractor have made substantial progress on this program and is nearing completion of design validation test. In June 2010, the Company received a production order for 101 units amounting to approximately $5.3 million, although a production release has not yet been issued. The Company expects to begin production shipment in the fourth quarter of calendar year 2010.

TS-4530 IFF test set with the U.S. Army Aviation and Missile Command.

In February 2009, the Company was awarded a five year firm fixed price indefinite-delivery/indefinite-quantity (IDIQ) contract by the U.S. Army Aviation and Missile Command with a maximum dollar value of approximately $44 million, depending on the number of units purchased (see Item 3, Pending Legal Proceedings).

The Company’s win of the critical TS-4530A Mode 5 Army program represents a major event for our future. This award, in conjunction with our Navy CRAFT Mode 5 program, provides TEL with undisputed market leadership in the Mode 5 Identification Friend & Foe (“IFF”) business and should provide a robust revenue stream for some years to come. The Company has already received approximately $15.5 million in delivery orders on the TS-4530A program out of a maximum contract value of approximately $44 million. In contrast to the multi-year CRAFT program, this is an accelerated development program that takes full advantage of the significant investment that the Company has made in its proprietary Mode 5 technology.

This contract includes an initial order for production of 20 Mode 5 conversion kits for the Army’s existing TS-4530 IFF test sets and 20 new Mode 5 test sets. The IDIQ portion of the contract will entail the production quantity of up to 2,980 Mode 5 conversion kits and a quantity of up to 1,980 new production test sets. The Company has already received production orders for 2,390 Mode 5 conversion kits and a quantity of 87 new production test sets. These Mode 5 conversion kits and new IFF test sets will incorporate Tel’s proprietary electronics and IFF technology in addition to Mode S Enhanced Surveillance (”EHS”) test functionality.

The Company expects to begin production of the TS-4530A in the fourth quarter of the current fiscal year ended March 31, 2011.

Item 1.            Description of Business (continued)

General (continued)

Innerspace Technology

In January, 2004, the Company acquired privately held Innerspace Technology, Inc. (“ITI”). ITI had been in the marine instrumentation systems business for over 30 years designing, manufacturing and distributing a variety of shipboard and underwater instruments. As a result of the lack of growth in this business, and the anticipated growth of the avionics business, the Company terminated this business in 2008 and focused its resources on the avionics segment.

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

The civilian market for avionic test equipment is dominated by two designers and manufacturers, Tel and Aeroflex, which is substantially larger than Tel.  This market is relatively narrow and highly competitive.  Tel has been successful because of its high quality, new technology, user friendly products and competitive prices.  However, in recent years commercial airlines have experienced financial difficulties, and, as a result of this, sales of avionics test equipment to airlines have been weak.

The military market is large and is dominated by large corporations with substantially greater resources than the Company, including Aeroflex.  Tel competitively bids for government contracts on the basis of the engineering quality and innovation of its products, competitive price, and "small business set asides" (i.e., statutory provisions requiring the military to entertain bids only from statutorily defined small businesses), and on bids for sub-contracts from major government suppliers.  There are a limited number of competitors who are qualified to bid for “small business set asides.”  The military market consists of many independent purchasing agencies and offices. The process of awarding contracts is heavily regulated by the Department of Defense.

In recent years the Company has won several large, competitively bid contracts from the military and has become an important supplier for the U.S. Military, as well as the NATO countries, for flight line IFF test equipment. The AN/USM-708 program, discussed above, involves a new generation of technology, including the next generation of IFF testing, and is expected to allow the Company to continue to be a major supplier of avionics test equipment to the military for years to come. Tel believes its new technology will also allow it to increase sales to the commercial market in the future.

Item 1.            Description of Business (continued)

General (continued)

Marketing and Distribution

Domestic commercial sales are made throughout the U.S. to commercial airlines and general aviation businesses directly or through distributors. No direct commercial customer accounted for more than 10% of commercial sales in fiscal years 2010 and 2009.  Domestic distributors receive a 15%-20% discount for stocking, selling, and, in some cases, providing product calibration and repairs. Tel gives a 5% to 15% discount to non-stocking distributors, and to independent sales representatives, depending on their sales volume and promotional effort.  The loss of any of one these distributors would not have a material adverse effect on the Company or its operations. Commercial sales represented 24% and 16% of total sales, respectively, for the fiscal years ended March 31, 2010 and 2009. No distributor represented more than 10% of commercial sales.

Marketing to the U.S. Government is made directly by employees of the Company or through independent sales representatives, who receive similar commissions to the commercial distributors. For the years ended March 31, 2010 and 2009, sales to the U.S. Government, including shipments through the government’s logistics center, represented approximately 50% and 66%, respectively, of net avionics sales. The U.S. Military has a number of separate purchasing sites. No direct government customer represented over 10% of government sales for fiscal years 2010 and 2009.

International sales are made throughout the world to government and commercial customers, directly, through American export agents, or through the Company’s overseas distributors at a discount reflecting a 20% to 22% selling commission, under written or oral, year-to-year arrangements. The Company has an exclusive distribution agreement with Muirhead Avionics and Accessories, Ltd (“Muirhead”), based in the United Kingdom, to represent the Company in parts of Europe, and with Milspec Services in Australia and New Zealand.  Tel also sells its products through exclusive distributors in Spain, Portugal, and the Far East and is exploring distribution in other areas.  For the years ended March 31, 2010 and 2009 total international avionics sales were 17% and 15%, respectively, of total sales.  Additionally, the Company has an agreement with M.P.G. Instruments s.r.l., based in Italy, wherein this distributor has the exclusive sales rights for DME/P ramp and bench test units. For the fiscal years ended March 31, 2010 and 2009, sales to M.P.G. Instruments s.r.l represented 5% of total domestic and foreign government sales. The Company continues to explore additional marketing opportunities in other parts of the world, including the Far East.  The Company has no material assets overseas.

Tel also provides customers with calibration and repair services. Repairs and calibrations accounted for 13% and 8% of total sales for the years ended March 31, 2010 and 2009, respectively.

Future domestic market growth, if any, will be affected in part by whether the U.S. Federal Aviation Administration (“FAA”) implements plans to upgrade the U.S. air traffic control system regulations and by continuing recent industry trends towards more sophisticated avionics systems, both of which would require the design and manufacture of new test equipment. The weak financial condition of the commercial airline industry also impacts growth in this segment. Military contracts are awarded and implemented by extensive government regulation. The Company believes its test equipment is recognized by its customers for its quality   durability, reliability, affordability, and by its advanced technology.

Item 1.            Description of Business (continued)

General (continued)

Backlog

Set forth below is Tel’s avionics backlog at March 31, 2010 and 2009.

                                                                                                                                                           Commercial                                    Government                                     Total

March 31, 2010	$209,880	$20,741,843	$20,951,723
March 31, 2009	$53,400	$11,339,621	$11,393,021

Tel believes that most of its backlog at March 31, 2010 will be delivered during the next three fiscal years. The increase in government backlog is mostly attributed to the delivery orders related to the $44 million Indefinite Quantity/Indefinite Delivery (“IDIQ”) award from the U.S. Army on the TS-4530 IFF test set program.  All of the backlog is pursuant to purchase orders and all of the government contracts are fully funded.  However, government contracts are always susceptible to termination for convenience by the government. Historically, the Company obtains orders which are required to be filled in less than 12 months, and therefore, these anticipated orders are not reflected in the backlog.

Suppliers

Tel obtains its purchased parts from a number of suppliers.  These materials are standard in the industry, and the Company foresees no difficulty in obtaining purchased parts, as needed, at acceptable prices.

Patents and Environmental Laws

Tel has no patents or licenses which are material to its business, and there are no material costs incurred to comply with environmental laws.

Engineering, Research, and Development

In the fiscal years ended March 31, 2010 and 2009, Tel spent $3,756,023 and $3,009,294, respectively, on the engineering, research, and development of new and improved products.  None of these amounts were sponsored by customers. Engineering, research, and development expenditures in fiscal year 2010 were made primarily to the T-4530A program and the continued development of the new AN/USM-708 (“CRAFT”) next generation multi-function test set for the U.S. Navy, including the next generation of IFF testing sets, and the incorporation of other product enhancements in existing designs. The Company owns all of these designs.

Tel's management believes that continued significant expenditures for engineering, research, and development are necessary to enable Tel to expand its products, sales, and profits, and to remain competitive.  However, engineering, research, and development expenses are projected to decline in fiscal year 2011 as a result of completion of the development of its major programs.

Item 1.            Description of Business (continued)

Personnel

At June 15, 2010, Tel had twenty-seven full-time employees in manufacturing, materials management, and quality assurance, fourteen in administration and sales, including customer services and product support, and sixteen in engineering, research and development, none of whom belongs to a union. The Company also utilized one part-time individual in administration. From time to time, the Company also employs independent contractors to support its manufacturing, engineering, and sales organizations. At June 15, 2010, the Company utilized three independent consultants in sales, and two in engineering. Tel has been successful in attracting skilled and experienced management, sales and scientific personnel.

Item 2.            Properties

The Company leases 19,564 square feet in Carlstadt, New Jersey as its manufacturing plant and administrative offices, pursuant to a ten-year lease expiring in February, 2011 (see Note 12 to the Notes to the Consolidated Financial Statements). The current facilities are adequate for the Company’s needs, currently and for the near future. Tel is unaware of any environmental problems in connection with its location and, because of the nature of its manufacturing activities, does not anticipate such problems.  The Company is exploring various alternatives since its lease expires in its current facility in February 2011.

Item 3.            Pending Legal Proceedings

On March 24, 2009, Aeroflex Wichita, Inc. (“Aeroflex”) filed a petition against the Company and two of its employees in the District Court, Sedgwick County, Kansas, Case No. 09 CV 1141 (the “Aeroflex Action”), alleging that the Company and its two employees misappropriated Aeroflex’s proprietary technology in connection with the Company winning a substantial contract from the U.S. Army (the “Award”), to develop new Mode-5 radar test sets and kits to upgrade the existing TS-4530 radar test sets to Mode 5. Aeroflex’s petition alleges that in connection with the Award, the Company and its named employees misappropriated Aeroflex’s trade secrets; tortiously interfered with its business relationship; conspired to harm Aeroflex and tortiously interfered with its contract and seeks injunctive relief and damages. The gravamen of all the claims in the Aeroflex Action is that the Company misappropriated and used Aeroflex proprietary technology in winning the Award.

In February 2009, subsequent to the Award to the Company, Aeroflex filed a protest of the Award with the Government Accounting Office (“GAO”). In its protest, Aeroflex alleged, inter alia, that the Company used Aeroflex’s proprietary technology in order to win the Award, the same material allegations as were later alleged in the Aeroflex Action. On or about March 17, 2009, the Army Contracts Attorney and the Army Contracting Officer each filed a statement with the GAO, expressly rejecting Aeroflex’s allegations that the Company used or infringed Aeroflex proprietary technology in winning the Award, and concluding that the Company had used only its own proprietary technology. On April 6, 2009, Aeroflex withdrew its protest.

Item 3.            Pending Legal Proceedings (continued)

In December 2009, the Kansas court dismissed the Aeroflex civil suit against the Company. While this decision was based primarily on jurisdictional issues, the ruling did note that Aeroflex, after discovery proceedings, did not provide any evidence that Tel or its employees misappropriated Aeroflex trade secrets. The Kansas ruling also referenced the Army’s findings, in its response to the General Accountability Office (“GAO”), which rejected Aeroflex’s claims and determined that Tel used its own proprietary technology on this program. Aeroflex has elected to appeal this Kansas decision and has agreed to stay any action against the two former employees until a decision is reached. Tel remains confident as to the outcome of this appeal and any potential follow-on litigation.

However, Tel has incurred substantial legal fees in connection with the litigation, and these costs have had an adverse effect on its results of operations for the fiscal year ended March 31, 2010.

PART II

Item 5.            Market for Registrant's Common Stock and Related Stockholder Matters

The Common Stock, $.10 par value, of the Registrant (“Common Stock”) is traded on the NYSE Amex and its symbol is TIK.  The following table sets forth the high and low per share sale prices for our common stock for the periods indicated as reported for fiscal years 2010 and 2009 by the NYSE Amex:

Fiscal Year
Ended March 31,	High	Low
------------------------------------------	---------------	----------
2010
First Quarter	5.35	4.12
Second Quarter	5.20	3.92
Third Quarter	5.20	4.46
Fourth Quarter	8.05	5.15
2009
First Quarter	4.19	3.59
Second Quarter	4.15	3.70
Third Quarter	3.85	2.18
Fourth Quarter	4.35	3.00
During fiscal year 2010, the Company issued 60,600 shares of common stock upon exercise of stock options granted pursuant to its 2003 and 2006 Employee Stock Option Plans for an aggregate $218,995 which was added to working capital.  All of the shares were issued pursuant to our S-8 Registration Statement filed on August 18, 2005. See Note 14 to the Notes to the Consolidated Financial Statements and Item 11, Executive Compensation, for information on the Company’s Employee Stock Option Plans of 2003 and 2006.

In fiscal year 2009 Mr. Harold K. Fletcher, CEO, converted a $50,000 convertible note due into 20,000 shares of common stock at a conversion price of $2.50 per share. These shares were sold pursuant to Section 4(2) of the Securities Act of 1933, and are restricted against resale. This conversion reduced the Company’s liabilities by $50,000 (see Notes 10 and 11 to Notes to Consolidated Financial Statements).

                       The following table provides information as of March 31, 2010 regarding compensation plans under which equity securities of the Company are authorized for issuance.

Plan category	Number of securities to be issued upon exercise of options	Weighted average exercise price of options	Number of options remaining available for future issuance under Equity Compensation Plans
Equity Compensation Plans approved by shareholders	272,000	$3.88	164,570
Equity Compensation Plans not approved by shareholders	--	--	--
Total	272,000	$3.88	164,570

                        See section on Equity Compensation Plan Information

Approximate number of equity holders

                        The Company has 269 holders of its Common Stock as of March 31, 2010.

Dividends

Registrant has not paid dividends on its Common Stock and does not expect to pay dividends in the foreseeable future.

Item 6.            Selected Financial Data

We are a smaller reporting company as defined in Item 10 (f) of Regulation S-K and therefore are not required to provide the information under this item.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

A number of the statements made by the Company in this report may be regarded as “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1965.

Forward-looking statements include, among others, statements concerning the Company’s outlook, pricing trends and forces within the industry, the completion dates of projects, expected sales growth, cost reduction strategies and their results, long-term goals of the Company and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts.

All predictions as to future results contain a measure of uncertainty and accordingly, actual results could differ materially.  Among the factors that could cause a difference are changes in the general economy; changes in demand for the Company’s products or in the costs and availability of its raw materials; the actions of competitors; the success of our customers, technological change; changes in employee relations; government regulations; litigation, including its inherent uncertainty; difficulties in plant operations and materials transportation; environmental matters; and other unforeseen circumstances.  A number of these factors are discussed in the Company’s filings with the Securities and Exchange Commission.

General

Management’s discussion and analysis of results of operations and financial condition is intended to assist the reader in the understanding and assessment of significant changes and trends related to the results of operations and financial position of the Company together with its subsidiary.  This discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying financial notes, and with the Critical Accounting Policies noted below.  The Company’s fiscal year begins on April 1 and ends on March 31.  Unless otherwise noted, all references in this document to a particular year shall mean the Company’s fiscal year ending on March 31.

During the last few years, the Company won competitively three major contracts: CRAFT (Ramp Test set) and ITATS (Bench test set) from the U.S. Navy, and the TS-4530A upgrade from the U.S. Army. These units employ Tel’s new generation technology, technology which is expected to give Tel a competitive edge in the market for many years to come, and which will be the basis of new competitive products. The three contracts represent potential revenues of approximately $80 million over the next several years, depending on the number of production options exercised by the military (see Item 1, Description of Business.)

Item 7.       Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

In recent months there have been delays in production orders under these contracts and increased engineering costs incurred in connection with these new products. In addition, there have been costs incurred in connection with litigation commenced by a competitor (see Item 3, Pending Litigation.)

Fiscal 2010 was challenging due to the substantial decline in revenues, as a result of the delay in production orders, and the investment of a record $3.7 million in engineering costs.

The development of two of the three new key products has been substantially completed, and both products are currently undergoing evaluation by the U.S. Navy. In the first quarter of the current fiscal year, the Company completed shipment of an order for 99 CRAFT Pilot Production units (AN/USM-719 and AN/USM-708) that was received in November 2009. The Navy has indicated that additional substantial Pilot Production orders for these units could be issued in the near term. Upon successful completion of Navy technical evaluation for the AN/USM-708, it is our expectation that the Navy will fully exercise its remaining production options for CRAFT test sets this fiscal year.

The ITATS AN/ARM-206 TACAN test set is currently in Navy technical evaluation with production orders for 102 units expected to be released later this fiscal year. The Company has already received $15 million of delivery orders for the TS-4530A and the Company plans to deliver 40 units to the Army in the second quarter of this fiscal year that will be used for testing and product evaluation purposes. As a result, Tel anticipates record revenues and a return to solid profitability in the current (2011) fiscal year.

On February 8, 2010 the Company won a five year indefinite delivery indefinite quantity contract with the U.S. Air Force with a maximum value of $2.7 million for yet another product, the TR-100 TACAN test set.  The Company continues to bid on Military solicitations where the Company believes it has a technical or cost advantage.

At March 31, 2010 the Company’s backlog was approximately $21 million as compared to approximately $11 million at March 31, 2009. The backlog at March 31, 2010 includes only the amount of currently exercised delivery orders on open IDIQ (indefinite delivery/indefinite quantity) contracts, and the Company’s backlog is expected to materially increase when the large volume production orders for the AN/USM-708; AN/USM-719; and AN/ARM-206 units are received.

As a result of the decline in revenues and the increased engineering costs discussed above, the Company’s working capital and cash flow substantially declined in fiscal year 2010. The Company raised approximately $828,000 in additional equity and debt financing in fiscal year 2010 to support this intensive engineering effort. The Company will require additional capital to support its aggressive growth plans and is currently in discussions with several parties to secure additional financing and expects to receive additional financing on acceptable terms see Liquidity and capital resources below.)

The Company also has a line of credit from a bank, which expires October 30, 2010.  The agreement includes a borrowing base calculation tied to accounts receivable and inventories with a maximum availability of $1,000,000. At March 31, 2010 the Company had outstanding balances of $600,000 and borrowed an additional $150,000 in the first quarter of fiscal year 2011. As of March 31, 2010, the remaining availability under this line was approximately $189,000 based upon receivables and inventories at March 31, 2010.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Overview (continued)

On June 24, 2010, the Company entered into a non-binding term sheet with a private lender, providing that the Company and the Lender would negotiate an agreement for a five year loan to the Company for $2.5 million at an interest rate of 14% per year. The nonbinding term sheet provides for additional terms to be included in the agreement, usual to these kinds of agreements, including a provision for warrants to the lender to purchase common shares at an exercise price equal to the closing price of the common shares on the NYSE-Amex at the date of the closing of the loan agreement. In the event of certain major corporate events, the lender would have the right to require the Company to purchase the warrant or warrant shares at prices related to the market price of the shares or related to the Company's operating income.

Any final agreement will have other provisions negotiated by the parties. Although no assurance can be given, the Company is reasonably confident that an acceptable agreement can be concluded in the next 45 days.

In December 2009, the Kansas court dismissed the Aeroflex civil suit against the Company. While this decision was based primarily on jurisdictional issues, the ruling did note that Aeroflex, after discovery proceedings, did not provide any evidence that Tel or its employees misappropriated Aeroflex trade secrets. The Kansas ruling also referenced the Army’s findings, in its response to the General Accountability Office (“GAO”), which rejected Aeroflex’s claims and determined that Tel used its own proprietary technology on this program. Aeroflex has elected to appeal this Kansas decision and has agreed to stay any action against the two former employees until a decision is reached. Tel remains confident as to the outcome of this appeal.  See Item 3, Pending Legal Proceedings.

Results of Operations 2010 Compared to 2009

Sales

For the fiscal year ended March 31, 2010, total sales decreased $4,363,300 (32.7%) to $8,963,349 as compared to $13,326,649 for the same period in the prior year. Avionics Government sales decreased $4,131,070 (37.6%) to $6,859,696 for the fiscal year ended March 31, 2010 as compared to $10,990,774 for the prior fiscal year. The decrease in Government sales is primarily attributed to: a decrease in shipments of the T-47N, T-30D, TR-401, T-76 as well as sales associated with the ITATS, which are recognized on a percentage of completion as the initial phase of the programs nears completion. Additionally, the prior fiscal year included a negotiated billing to the government in the amount of $406,000 for additional work previously performed and expensed on the CRAFT program as well as increased billings for revenues associated with the test and documentation phase of the CRAFT program. Government sales have been impacted by delays in the receipt of several expected large orders as well as delays in the completion of two of its major programs. These decreases were partially offset by higher sales of the TR-420. Avionics Commercial sales decreased $83,425 (4%) to $2,001,743 for the fiscal year ended March 31, 2010 as compared to $2,085,168 for the same period in the prior year. This decrease in sales is the result of the continued weak financial condition of the commercial airline industry. Revenues associated with the marine systems business declined as this business has been discontinued.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations 2010 Compared to 2009 (continued)

Gross Margin

Gross margin decreased $2,092,263 (32.9%) to $4,258,040 for the fiscal year ended March 31, 2010 as compared to $6,350,303 for the prior fiscal year.  The decrease in gross margin is primarily attributed to the decrease in volume. The gross margin percentage for the fiscal year ended March 31, 2010 was 47.5% as compared to 47.7% for the fiscal year ended March 31, 2009.   The decrease in gross margin dollars and percentage is also attributed to a negotiated billing in the prior fiscal year to the government in the amount of $406,000 for additional work previously performed and expensed on the CRAFT program.

Operating Expenses

Selling, general and administrative expenses increased $67,509 (2.3%) to $2,984,858 for the fiscal year ended March 31, 2010, as compared to $2,917,349 for the fiscal year ended March 31, 2009. This increase is attributed mainly to an increase in legal fees ($208K) associated with the litigation (See Item 3, Pending Legal Proceedings), and professional fees ($76K) offset partially by lower outside commissions ($188K) and marketing consultant fees ($105K).

Engineering, research and development expenses increased $746,729 (24.8%) to $3,756,023 for fiscal year 2010 as compared to $3,009,294 for the prior fiscal year. Engineering, research and development expenses are mostly attributed to engineering costs related to the TS-4530A and CRAFT programs.

Interest, net

Interest income decreased as a result of lower average cash balances. Interest expense increased as a result of the cumulative increased borrowings and higher interest rate associated with the line of credit.

Income (Loss) before Income Taxes

As a result of the above, the Company recorded a loss before taxes of $2,532,470 for the fiscal year ended March 31, 2010 as compared to income before taxes of $381,476 for the fiscal year ended March 31, 2009.

Income Taxes

For the fiscal year ended March 31, 2010 the Company recorded an income tax benefit of $1,093,587 as compared to an income tax provision in the amount of $185,239 for the fiscal year ended March 31, 2009. The change is due to the income before taxes for the fiscal year ended March 31, 2009 as compared to a calculated future benefit due to a loss before taxes for the fiscal year ended March 31, 2010.

Net Income (Loss)

As a result of the above, the Company recorded a net loss of $1,438,883 for the fiscal year ended March 31, 2010 as compared to net income of $196,237 for the fiscal year ended March 31, 2009.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources

At March 31, 2010, the Company had working capital of $2,319,588 as compared to $3,284,115 at March 31, 2009. For the year ended March 31, 2010, the Company used $1,369,470 in cash for operations as compared to generating $12,639 in cash for the year ended March 31, 2009. This increase in cash used in operations is primarily attributed to the increase in the operating loss for the period as compared to the previous year offset partially by the decrease in accounts receivable and an increase in accounts payable.

Net cash used in investing activities was $77,977 for the fiscal year ended March 31, 2010 as compared to $121,046 for the fiscal year ended March 31, 2009 due to the decrease in purchases of equipment.

Net cash provided by financing activities increased to $1,018,608 for the fiscal year ended March 31, 2010 from $240,388 for the fiscal year ended March 31, 2009 primarily due to proceeds from the sale of new common stock, the exercise of stock options, and issuance of subordinated notes payable.

At March 31, 2010 the Company’s backlog stood at approximately $21 million as compared to approximately $11 million at March 31, 2009. The backlog at March 31, 2010 includes only the amount of currently exercised delivery orders on open IDIQ (indefinite delivery/indefinite quantity) contracts, and is expected to materially increase when the volume production orders for the Navy CRAFT AN/USM-708 and the ITATS AN/ARM-206 products are received. Historically, the Company obtains a substantial volume of orders which are required to be filled in less than twelve months, and, therefore, these anticipated orders are not reflected in the backlog.  Approximately $15 million in orders of the March 31, 2010 backlog is related to the TS-4530A program.

The Company raised $545,000 of capital from Directors, through a combination of sales of new shares (at “market”) and the exercise of previously granted stock options   , $34,000 from the exercise of employee stock options from other employers, and $250,000 from two of its Executive Officers in exchange for subordinated notes payable in February 2010. Each officer also received 5,000 stock options at $8.00 per share, the market price at the date of grant (see Note 10 to the Financial Statements).
The Company has a line of credit from a bank, which expires October 30, 2010.  The agreement includes a borrowing base calculation tied to accounts receivable and inventories with a maximum availability of $1,000,000. At March 31, 2010 the Company had outstanding balances of $600,000 and borrowed an additional $150,000 in the first quarter of fiscal year 2011. As of March 31, 2010, the remaining availability under this line was approximately $189,000 based upon receivables and inventories at March 31, 2010. The line of credit is collateralized by substantially all of the assets of the Company.

On certain government contracts the Company has been granted progress payments from the government, which allows the Company to bill and collect a portion of its incurred costs on long-term programs before shipment of units, thus helping to fund the costs of these programs.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)

On June 24, 2010, the Company entered into a non-binding term sheet with a private lender, providing that the Company and the Lender would negotiate an agreement for a five year loan to the Company for $2.5 million at an interest rate of 14% per year. The nonbinding term sheet provides for additional terms to be included in the agreement, usual to these kinds of agreements, including a provision for warrants to the lender to purchase common shares at an exercise price equal to the closing price of the common shares on the NYSE-Amex at the date of the closing of the loan agreement. In the event of certain major corporate events, the lender would have the right to require the Company to purchase the warrant or warrant shares at prices related to the market price of the shares or related to the Company's operating income.

Any final agreement will have other provisions negotiated by the parties. Although no assurance can be given, the Company is reasonably confident that an acceptable agreement can be concluded in the next 45 days.

There was no significant impact on the Company’s operations as a result of inflation for the year ended March 31, 2010.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of

       Operations (continued)

Critical Accounting Policies

In preparing the financial statements and accounting for the underlying transactions and balances, the Company applies its accounting policies as disclosed in Note 2 of our Notes to Consolidated Financial Statements.  The Company’s accounting policies that require a higher degree of judgment and complexity used in the preparation of financial statements include:

Revenue recognition – revenues are recognized at the time of shipment to, or acceptance by customer, provided title and risk of loss are transferred to the customer.  Provisions, when appropriate, are made where the right to return exists.

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

Inventory reserves – inventory reserves or write-downs are estimated for excess, slow-moving and obsolete inventory as well as inventory whose carrying value is in excess of net realizable value. These estimates are based on current assessments about future demands, market conditions and related management initiatives.  If market conditions and actual demands are less favorable than those projected by management, additional inventory write-downs may be required. While such write-downs have historically been within our expectation and the provision established, the Company cannot guarantee that it will continue to receive positive results.

Warranty reserves – warranty reserves are based upon historical rates and specific items that are identifiable and can be estimated at time of sale.  While warranty costs have historically been within our expectations and the provisions established, future warranty costs could be in excess of our warranty reserves.  A significant increase in these costs could adversely affect operating results for the current period and any future periods these additional costs materialize.  Warranty reserves are adjusted from time to time when actual warranty claim experience differs from estimates.

Item 7.            Management’s Discussion and Analysis of Financial Condition and Results of
        Operations (continued)

Critical Accounting Policies (continued)

Accounts receivable – the Company performs ongoing credit evaluations of its customers and adjusts credit limits based on customer payment and current credit worthiness, as determined by review of their current credit information.  The Company continuously monitors credits and payments from its customers and maintains provision for estimated credit losses based on its historical experience and any specific customer issues that have been identified. For the year ended March 31, 2010 approximately 50% of the Company’s sales were to the U.S. Government. While such credit losses have historically been within our expectation and the provision established, the Company cannot guarantee that it will continue to receive positive results.

Income taxes - deferred tax assets arise from a variety of sources, the most significant being: a) tax losses that can be carried forward to be utilized against profits in future years; b) expenses recognized in the books but disallowed in the tax return until the associated cash flow occurs; and c) valuation changes of assets which need to be tax effected for book purposes but are taxable only when the valuation change is realized. Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using enacted tax rates and laws that are expected to be in effect when such differences are expected to reverse.  The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance for any tax benefit which is not more likely than not to be realized. In assessing the need for a valuation allowance, future taxable income is estimated, considering the realization of tax loss carryforwards. Valuation allowances related to deferred tax assets can also be affected by changes to tax laws, changes to statutory tax rates and future taxable income levels. In the event it was determined that the Company would not be able to realize all or a portion of its deferred tax assets in the future, the Company would reduce such amounts through a charge to income in the period in which that determination is made. Conversely, if it were determined that it would be able to realize the deferred tax assets in the future in excess of the net carrying amounts, Tel would decrease the recorded valuation allowance through an increase to income in the period in which that determination is made.  In its evaluation of a valuation allowance the Company takes into account existing contracts and backlog, and the probability that options under these contract awards will be exercised as well as sales of existing products. The Company prepares profit projections based on the revenue and expenses forecast to determine that such revenues will produce sufficient taxable income to realize the deferred tax assets.

Off Balance Sheet Arrangements

The Company is not party to any off-balance sheet arrangements that may affect its financial position or its results of operations.

Item 7.           Management’s Discussion and Analysis of Financial Condition and Results of
        Operations (continued)

        New Accounting Pronouncements

In October 2009, the FASB issued Accounting Standards update 2009-13, “Revenue Recognition (Topic 605)”. This Update provides amendments to the criteria in Subtopic 605-25 for separating consideration in multiple-deliverable revenue arrangements. It establishes a hierarchy of selling prices to determine the selling price of each specific deliverable which includes vendor-specific objective evidence (if available), third-party evidence (if vendor-specific evidence is not available), or estimated selling price if neither of the first two are available. This update also eliminates the residual method for allocating revenue between the elements of an arrangement and requires that arrangement consideration be allocated at the inception of the arrangement. Finally, this Update expands the disclosure requirements regarding a vendor’s multiple-deliverable revenue arrangements. This update is effective for fiscal years beginning on or after June 15, 2010. We do not anticipate any material impact from this Update.

In January 2010, the FASB issued Accounting Standards update No. 2010-06, Fair Value Measurements and Disclosureswhich provides amendments to Accounting Standards Codification 820-10 (Fair Value Measurements and Disclosures – Overall Subtopic) of the Codification.  The Update requires improved disclosures about fair value measurements.  Separate disclosures need to be made of the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements along with a description of the reasons for the transfers.  Also, disclosure of activity in Level 3 fair value measurements needs to be made on a gross basis rather than as one net number.  The Update also requires: (1) fair value measurement disclosures for each class of assets and liabilities, and (2) disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements, which are required for fair value measurements that fall in either Level 2 or Level 3.  The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the Level 3 activity disclosures, which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  The enhanced disclosure requirements have not had a material impact on the Company’s financial reporting.

Item 8.     Financial Statements and Supplementary Data

Pages
(1)          Financial Statements:

Report of Independent Registered Public Accounting Firm	20

Consolidated Balance Sheets - March 31, 20010 and 2009	21

Consolidated Statements of Operations - Years Ended	22
                   March 31, 2010 and 2009

Consolidated Statements of Changes in Stockholders'	23
                   Equity - Years Ended March 31,
                  2010 and 2009

Consolidated Statements of Cash Flows - Years Ended	24
                  March 31, 2010 and 2009

Notes to Consolidated Financial Statements	25- 46

(2)	Financial Statement Schedule:
II - Valuation and Qualifying Accounts	47

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Tel-Instrument Electronics Corp
Carlstadt, New Jersey

We have audited the accompanying consolidated balance sheets of Tel-Instrument Electronics Corp and subsidiary (the “Company”) as of March 31, 2010 and 2009 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended March 31, 2010.  We have also audited the schedule listed in the accompanying index.  These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tel-Instrument Electronics Corp and subsidiary as of March 31, 2010 and 2009, and the results of their operations and their cash flows for each of the two years in the period ended March 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

          /s/ BDO USA, LLP
    Woodbridge, New Jersey

          July 14, 2010

TEL-INSTRUMENT ELECTRONICS CORP

Consolidated Balance Sheets

ASSETS	March 31, 2010	March 31, 2009
Current assets:
Cash	$173,048	$601,887
Accounts receivable, net of allowance for doubtful accounts
of $39,919 and $40,304, respectively	939,143	1,516,698
Unbilled government receivables	1,491,111	1,265,470
Inventories, net	2,242,227	2,206,546
Prepaid expenses and other current assets	87,535	88,132
Deferred income tax asset	1,234,788	461,631
Total current assets	6,167,852	6,140,364

Equipment and leasehold improvements, net	336,131	437,974
Deferred income tax asset – non-current	1.176,223	852,413
Other assets	54,131	74,638

Total assets	$7,734,337	$7,505,389

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Line of credit	$600,000	$450,000
Subordinated notes payable – related parties, net of debt discount	226,923	-
Accounts payable	1,145,572	456,343
Progress billings	69,412	-
Deferred revenues	50,279	21,891
Accrued expenses - vacation pay, payroll and payroll withholdings	420,572	326,202
Accrued expenses - related parties	42,626	44,053
Accrued expenses – other	1,292,880	1,560,137
Total current liabilities	3,848,264	2,858,626

Deferred revenues	27,957	43,243

Total liabilities	3,876,221	2,901,869

Commitments and contingencies Stockholders’ equity
Common stock, 4,000,000 shares authorized, par value $.10 per share,
2,615,361 and 2,478,761 shares issued and outstanding, respectively	261,536	247,876
Additional paid-in capital	5,481,091	4,801,272
Accumulated deficit	(1,884,511)	(445,628)

Total stockholders’ equity	3,858,116	4,603,520

Total liabilities and stockholders’ equity	$7,734,337	$7,505,389

The accompanying notes are an integral part of the consolidated financial statements

TEL-INSTRUMENT ELECTRONICS CORP
Consolidated Statements of Operations

	For the years ended March 31,
	2010	2009

Net sales	$8,963,349	$13,326,649

Cost of sales	4,705,309	6,976,346

Gross margin	4,258,040	6,350,303

Operating expenses:
Selling, general and administrative	2,984,858	2,917,349
Engineering, research and development	3,756,023	3,009,294

Total operating expenses	6,740,881	5,926,643

Income (loss) from operations	(2,482,841)	423,660

Other income/(expense):
Amortization of debt discount	(1,923)	-
Interest income	823	4,206
Interest expense	(45,493)	(44,140)
Interest expense - related parties	(3,036)	(2,250)

Income (loss) before income taxes	(2,532,470)	381,476

Provision (benefit) for income taxes	(1,093,587)	185,239

Net Income (loss)	$(1,438,883)	$196,237

Net income (loss)
Basic and diluted income (loss) per common share	$(0.56)	$0.08

Weighted average number of shares outstanding
Basic	2,550,645	2,448,607
Diluted	2,550,645	2,448,607

The accompanying notes are an integral part of the consolidated financial statements.

TEL-INSTRUMENT ELECTRONICS CORP
Consolidated Statements of Changes in Stockholders’ Equity

				(Accumulated
	Common Stock		Additional	Deficit)
	# of Shares Issued Amount		Paid-In Capital	Retained Earnings	Total

Balances at April 1, 2008	2,428,261	$242,816	$4,611,272	$(641,865)	$4,212,223

Net loss	-	-	-	196,237	196,237
Non-cash stock-based compensation	-	-	54,064	-	54,064
Tax benefit of stock options exercised			18,186		18,186
Conversion of notes payable to common stock	20,000	2,000	48,000	-	50,000
Issuance of common stock in connection
with the exercise of stock options	30,500	3,060	69,750	-	72,810

Balances at March 31, 2009	2,478,761	247,876	4,801,272	(445,628)	4,603,520

Net loss	-	-	-	(1,438,883)	(1,438,883)
Non-cash stock-based compensation	-	-	90,014	-	90,014
Debt discount associated with stock options
issued in conjunction with subordinated notes	-	-	25,000	-	25,000
Issuance of new shares	76,000	7,600	351,870	-	359,470
Issuance of common stock in connection
with the exercise of stock options	60,600	6,060	212,935	-	218,995

Balances at March 31, 2010	2,615,361	$261,536	$5,481,091	$(1,884,511)	$3,858,116

The accompanying notes are an integral part of the consolidated financial statements.

TEL-INSTRUMENT ELECTRONICS CORP
Consolidated Statements of Cash Flows
	2010		2009
Cash flows from operating activities:
Net income (loss)	$(1,438,883)		$196,237
Adjustments to reconcile net income (loss) to net cash
Provided by (used in) operating activities:
Deferred income taxes	(1,096,967)		136,338
Allowance for doubtful accounts	-		9,650
Depreciation and amortization	179,820		186,691
Amortization of debt discount	1,923		-
Provision for inventory obsolescence	60,081		72,972
Decrease (increase) in cash surrender value of life insurance	(20,484)		3,711
Non-cash stock-based compensation	90,014		54,064
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	577,555		(302,595)
Increase in unbilled government receivables	(225,641)		(165,147)
Increase in inventories	(95,762)		(175,355)
Decrease in taxes receivable	-		44,612
Decrease in prepaid expenses and other	1,445		4,844
(Decrease) increase in accounts payable	689,229		(472,024)
Increase (decrease) in deferred revenues	13,102		(33,698)
(Decrease) increase in accrued expenses	(174,314)		452,339
Increase in progress billings	69,412		-
Net cash provided by (used in) operating activities	(1,369,470	) 2)	12,639 2)

Cash flows from investing activities:
Acquisition of equipment	(77,977)		(121,046)
Net cash used in investing activities	(77,977)		(121,046)

Cash flows from financing activities:
Proceeds from exercise of stock options	218,995		72,810
Proceeds from the issuance of new shares of common stock	359,470		-
Proceeds from subordinated notes payable	250,000
Proceeds from line of credit	150,000		350,000
Repayment of line of credit	-		(250,000)
Proceeds from loan on life insurance policy	40,143		67,578
Net cash provided by financing activities	1,018,608		240,388

Net increase (decrease) in cash	(428,839)		131,981

Cash, beginning of year	601,887		469,906

Cash, end of year	$173,048		$601,887

Supplemental cash flow information:
Taxes paid	$3,380		$20,790
Interest paid	$21,187		$27,116
Supplemental non-cash information
Notes converted into common stock	$-		$50,000
Stock options granted in connection with subordinated notes -
related parties	$25,000		$-

The accompanying notes are an integral part to the consolidated financial statements.

TEL-INSTRUMENT ELECTRONICS CORP
Notes To Consolidated Financial Statements

1.	Business, Organization, and Liquidity

Business and Organization

Tel-Instrument Electronics Corp (“Tel” or the “Company”) has been in business since 1947.  The Company is a leading designer and manufacturer of avionics test and measurement instruments for the global, commercial air transport, general aviation, and government/military defense markets.  Tel provides instruments to test, measure, calibrate, and repair a wide range of airborne navigation and communication equipment.  The Company sells its equipment in both domestic and international markets. Tel continues to develop new products in anticipation of customers’ needs and to maintain its strong market position.  Its development of multifunction testers has made it easier for customers to perform ramp tests with less operator training, fewer test sets, and lower product support costs.  The Company has become a major manufacturer and supplier of IFF (Identification Friend or Foe) flight line test equipment and over the last few years was awarded three major military contracts.

In January, 2004, the Company acquired privately held Innerspace Technology, Inc. (“ITI”). ITI had been in the marine instrumentation systems business for over 30 years designing, manufacturing and distributing a variety of shipboard and underwater instruments. As a result of the lack of growth in this business, and the anticipated growth of the avionics business, the Company terminated this business in 2008 and focused its resources on the avionics segment.  ITI was previously reported as discontinued operations for fiscal year March 31, 2009.  The Company has ceased all efforts to sell the ITI subsidiary;  therefore ITI is no longer classified as a discontiued operation.

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

Revenues for repairs and calibrations of the Company’s products represent 12.7% and 8% of revenues for the years ended March 31, 2010 and 2009, respectively. These revenues are for units that are periodically returned for annual calibrations and/or for repairs after the warranty period has expired. The Company does not recognize any revenue from repairs and calibrations when the units are originally shipped. Revenues on repairs and calibrations are recognized at time the repaired or calibrated unit is shipped as it is at this time that the work is completed. The Company’s terms are F.O.B. Plant, and as such, delivery has occurred, and revenue recognized, when picked up and acknowledged by a common carrier.

TEL-INSTRUMENT ELECTRONICS CORP

Notes To Consolidated Financial Statements

2.	Summary of Significant Accounting Policies (Continued)

Revenue Recognition (continued):

Due to the unique nature of the Intermediate Level TACAN Test Set (“ITATS”) contract, wherein a significant portion of this contract will not be delivered for over a year, revenues under this contract are recognized on a percentage-of-completion basis, which recognizes sales and profit as they are earned, rather than at the time of shipment.  Revenues and profits are estimated using the cost-to-cost method of accounting where revenues are recognized and profits recorded based upon the ratio of costs incurred to estimate of total costs at completion. The ratio of costs incurred to date to the estimate of total costs at completion is applied to the contract value to determine the revenues and profits. When adjustments in estimated contract revenues or estimated costs at completion are required, any changes from prior estimates are recognized by recording adjustments in the current period for the inception-to-date effect of the changes on current and prior periods. The Company also receives progress billings on this program, which is a funding mechanism by the government to assist contractors on long-term contracts prior to delivery.

Shipping and handling costs charged to customers are classified as sales, and the shipping and handling costs incurred are included in cost of sales.

Payments received prior to the delivery of units or services performed are recorded as deferred revenues.

Fair Value of Financial Instruments:

The Company estimates that the fair value of all financial instruments at March 31, 2010 and March 31, 2009, as defined in FASB ASC 825-10, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying consolidated balance sheets.

Effective April 1, 2009, we implemented FASB ASC 825-10, Fair Value Measurements  for our nonfinancial assets and liabilities that are re-measured at fair value on a non-recurring basis. The adoption of FASB ASC 825-10 for our nonfinancial assets and liabilities that are re-measured at fair value on a non-recurring basis did not impact our financial position or results of operations; however, it could have an impact in future periods. In addition, we may have additional disclosure requirements in the event we complete an acquisition or incur impairment of our assets in future periods.

TEL-INSTRUMENT ELECTRONICS CORP

Notes To Consolidated Financial Statements

2.	Summary of Significant Accounting Policies (Continued)

Concentrations of Credit Risk:

Cash held in banks: The Company maintains cash balances at a financial institution that is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to federally insured limits. At times balances may exceed FDIC insured limits. The Company has not experienced any losses in such accounts.

Accounts Receivable: The Company’s avionics customer base is primarily comprised of airlines, distributors, and the U.S. Government. As of March 31, 2010, the Company believes it has no significant risk related to its concentration within its accounts receivable.

Unbilled Government Receivables:

Unbilled government receivables represent unbilled costs primarily related to revenues on its long-term ITATS contract that have been recognized on a percentage-of-completion basis for accounting purposes, but not yet billed to customers. This amount is offset partially by performance-based billings and progress billings that are charged as an offset to the related receivables balance.

Inventories:

Inventories are stated at the lower of cost or market.  Cost is determined on a first-in, first-out basis.  Inventories are written down if the estimated net realizable value is less than the recorded value. The Company reviews the carrying cost of inventories by product to determine the adequacy of reserves for obsolescence. In accounting for inventories, the Company must make estimates regarding the estimated realizable value of inventory. The estimate is based, in part, on the Company’s forecasts of future sales and age of inventory. In accordance with industry practice, service parts inventory is included in current assets, although service parts are carried for established requirements during the serviceable lives of the products and, therefore, not all parts are expected to be sold within one year.

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

Advertising Expenses:

Advertising expenses consist primarily of costs for direct advertising. The Company expenses all advertising costs as incurred, and classifies these costs under selling, general and administrative expenses.  Advertising costs amounted to $200 and $3,095 for the years ended March 31, 2010 and 2009, respectively.

Deferred Revenues:

Amounts billed in advance of the period in which the service is rendered or product delivered are recorded as deferred revenue.  At March 31, 2010 and 2009, deferred revenues totaled $78,236 and $65,134, respectively, and were recorded as a component of other current and long-term liabilities as appropriate on our Consolidated Balance Sheets.  See above for additional information regarding our revenue recognition policies.

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

Accounting for Income Taxes:

The Company accounts for income taxes using the asset and liability method described in FASB ASC 740. Deferred tax assets arise from a variety of sources, the most significant being: a) tax losses that can be carried forward to be utilized against profits in future years; b) expenses recognized in the books but disallowed in the tax return until the associated cash flow occurs; and c) valuation changes of assets which need to be tax effected for book purposes but are taxable only when the valuation change is realized.

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

The Company adopted FASB ASC 740-10, Accounting for Uncertainty in Income Taxes, effective April 1, 2007. ASC 740-10 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740-10 requires that the Company determine whether the benefits of its tax positions are more-likely-than-not of being sustained upon audit based on the technical merits of the tax position. The Company recognizes the impact of an uncertain income tax position taken on its income tax return at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position is not recognized if it has less than a 50% likelihood of being sustained. The implementation of ASC 740-10 had no impact on the Company’s results of operations or financial position.

Despite the Company’s belief that its tax return positions are consistent with applicable tax laws, one or more positions may be challenged by taxing authorities. Settlement of any challenge can result in no change, a complete disallowance, or some partial adjustment reached through negotiations or litigation.

Interest and penalties related to income tax matters, if applicable, will be recognized as income tax expense. During the years ended March 31, 2010 and 2009 the Company did not incur any expense related to interest or penalties for income tax matters, and no such amounts were accrued as of March 31, 2010 and 2009.

TEL-INSTRUMENT ELECTRONICS CORP

Notes To Consolidated Financial Statements (Continued)

2.                     Summary of Significant Accounting Policies (continued)

Stock-based Compensation:

Effective April 1, 2006, the Company adopted the FASB ASC 718, utilizing the modified prospective method. FASB ASC 718 requires the measurement of stock-based compensation based on the fair value of the award on the date of grant. Under the modified prospective method, the provisions of FASB ASC 718 apply to all awards granted after the date of adoption. The Company recognizes compensation cost on awards on a straight-line basis over the vesting period, typically four years. The Company estimates the fair value of each option granted using the Black-Scholes option-pricing model.

Additional information and disclosure are provided in Note 14.

Long-Lived Assets:

The Company assesses the recoverability of the carrying value of its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future, undiscounted cash flows expected to be generated by an asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. No impairment losses have been recognized for the years ended March 31, 2010 and 2009, respectively.

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

Accounts Receivable:

The Company performs ongoing credit evaluations of its customers and adjusts credit limits based on customer payment and current credit worthiness, as determined by review of their current credit information.  The Company continuously monitors credit limits for and payments from its customers and maintains provision for estimated credit losses based on its historical experience and any specific customer issues that have been identified.  While such credit losses have historically been within the Company’s expectation and the provision established, the Company cannot guarantee that this will continue.

Warranty Reserves:

Warranty reserves are based upon historical rates and specific items that are identifiable and can be estimated at time of sale.  While warranty costs have historically been within the Company’s expectations and the provisions established, future warranty costs could be in excess of the Company’s warranty reserves.  A significant increase in these costs could adversely affect the Company’s operating results for the period and the periods these additional costs materialize.  Warranty reserves are adjusted from time to time when actual warranty claim experience differs from estimates.

Risks and Uncertainties:

The Company’s operations are subject to a number of risks, including but not limited to changes in the general economy, demand for the Company’s products, the success of its customers, research and development results, reliance on the government and commercial markets, litigation, and the renewal of its line of credit.  The Company has major contracts with the U.S. Government, which like all government contracts are subject to termination.

New Accounting Pronouncements:

In October 2009, the FASB issued Accounting Standards Update 2009-13, “Revenue Recognition (Topic 605)”. This Update provides amendments to the criteria in Subtopic 605-25 for separating consideration in multiple-deliverable revenue arrangements. It establishes a hierarchy of selling prices to determine the selling price of each specific deliverable which includes vendor-specific objective evidence (if available), third-party evidence (if vendor-specific evidence is not available), or estimated selling price if neither of the first two are available. This Update also eliminates the residual method for allocating revenue between the elements of an arrangement and requires that arrangement consideration be allocated at the inception of the arrangement. Finally, this Update expands the disclosure requirements regarding a vendor’s multiple-deliverable revenue arrangements. This Update is effective for fiscal years beginning on or after June 15, 2010. We do not anticipate any material impact from this Update.

TEL-INSTRUMENT ELECTRONICS CORP

Notes To Consolidated Financial Statements (Continued)

2.	Summary of Significant Accounting Policies (continued)

New Accounting Pronouncements (continued):

In January 2010, the FASB issued Accounting Standards Update No. 2010-06, Fair Value Measurements and Disclosures (the “Update”), which provides amendments to Accounting Standards Codification 820-10 (Fair Value Measurements and Disclosures – Overall Subtopic) of the Codification.  The Update requires improved disclosures about fair value measurements.  Separate disclosures need to be made of the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements along with a description of the reasons for the transfers.  Also, disclosure of activity in Level 3 fair value measurements needs to be made on a gross basis rather than as one net number.  The Update also requires: (1) fair value measurement disclosures for each class of assets and liabilities, and (2) disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements, which are required for fair value measurements that fall in either Level 2 or Level 3.  The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the Level 3 activity disclosures, which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  The enhanced disclosure requirements have not had a material impact on the Company’s financial reporting.

3.	Accounts Receivable

The following table sets forth the components of accounts receivable:

	March 31,
	2010	2009

Government	$735,184	$1,199,989
Commercial	243,878	357,013
Less: Allowance for doubtful accounts	(39,919)	(40,304)
	$939,143	$1,516,698

4.	Inventories

Inventories consist of:

	March 31,
	2010	2009

Purchased parts	$1,432,782	$1,534,184
Work-in-process	1,142,851	918,038
Finished goods	76,594	104,243
Less: Allowance for obsolete inventory	(410,000))	(349,919))
	$2,242,227	$2,206,546

Work-in-process inventory includes $1,101,947 and $328,162 for government Contract contracts at March 31, 2010 and 2009, respectively

TEL-INSTRUMENT ELECTRONICS CORP

Notes To Consolidated Financial Statements (Continued)

5.	Equipment and Leasehold Improvements

                       Equipment and leasehold improvements consist of the following:

	March 31,
	2010	2009

Leasehold Improvements	$506,311	$506,311
Machinery and equipment	1,662,452	1,584,475
Automobiles	16,514	16,514
Sales equipment	544,270	544,270
Assets under capitalized leases	367,623	367,623
Less: Accumulated depreciation & amortization	(2,761,039)	(2,581,219)

	$336,131	$437,974

Depreciation and amortization expense for the years ended March 31, 2010 and 2009 was $179,820 and $186,691 respectively.

6.	Life Insurance Policies

The Company has obtained life insurance policies for which it has been named owner and beneficiary on behalf of its CEO. As of March 31, 2010 the face value of these policies amount to approximately $800,000. At March 31, 2010, the Company has borrowed approximately $382,000 against the cash surrender value of these policies. The amount of the loans have been offset against the cash surrender value of these policies. As of March 31, 2010 and 2009, the net cash surrender value of these policies is $25,642 and $45,302, respectively. These amounts are included in other assets in the accompanying balance sheets.

7.	Accrued Expenses

Accrued vacation pay, deferred wages, payroll and payroll withholdings consist of the following:

	March 31,
	2010	2009

Accrued vacation pay	$240,218	$210,615
Deferred wages	54,279	-
Accrued payroll and payroll withholdings	126,075	115,587

	$420,572	$326,202

Accrued vacation pay, payroll and payroll withholdings includes $145,303 and $84,534 at March 31, 2010 and 2009, respectively, which is due to officers.

TEL-INSTRUMENT ELECTRONICS CORP

Notes To Consolidated Financial Statements (Continued)

7.	Accrued Expenses (continued)

Accrued expenses - other consist of the following:

	March 31,
	2010	2009

Accrued consulting	$308,738	$128,118
Accrued outside contractor costs	649,367	856,615
Accrued commissions	126,934	255,359
Accrued – other	207,841	320,045

	$1,292,880	$1,560,137

Accrued expenses – related parties consists of the following:

	March 31,
	2010	2009
Professional fees to non-employee
officer and stockholder	$37,290	$17,314
Interest and other expenses due to
the Company’s President	2,018	2,500
Interest and other expenses due to
Company’s Chairman/CEO	3,118	24,239

	$42,426	$44,053

8.	Line of Credit

The Company has a line of credit from a bank, which expires October 30, 2010.  The agreement includes a borrowing base calculation tied to accounts receivable and inventories with a maximum availability of $1,000,000. Interest on outstanding balances is payable monthly at an annual interest rate that is two percentage points (2%) above the lender’s prevailing base rate. The Company’s interest rate was 5.25% and 3.75% at March 31, 2010 and 2009, respectively. The Company pays no fees on the unused portion.  The line is collateralized by substantially all of the assets of the Company.  The credit facility requires the Company to maintain certain financial covenants.  As of March 31, 2010 and March 31, 2009, the Company was in compliance with all financial covenants. At March 31, 2010 and 2009, the Company had outstanding balances of $600,000 and $450,000, respectively. As of March 31, 2010, the remaining availability under this line was approximately $189,000 based upon receivables and inventories at March 31, 2010.

In April 2010, the Company borrowed an additional $150,000 against this line of credit.

.
TEL-INSTRUMENT ELECTRONICS CORP

Notes To Consolidated Financial Statements (Continued)

9.	Income Taxes

Income tax provision (benefit):

	March 31,	March 31,
	2010	2009
Current:
Federal	$-	$-24,165)
State and local	3,380	48,902

Total current tax provision	3,380	48,902

Deferred:
Federal	(850,183)	123,716
State and local	(246,784	12,621

Total deferred tax (benefit) provision	(1,096,967)	136,337

Total provision (benefit)	$(1,093,587)	$185,239

The components of the Company’s deferred taxes at March 31, 2010 and 2009 are as follows:

	March 31,	March 31,
	2010	2009
Deferred tax assets:
Net operating loss carryforwards & credits	$2,014,000	930,000
Allowance for doubtful accounts	16,000	16,000
Reserve for inventory obsolescence	164,000	204,000
Inventory capitalization	55,000	45,000
Deferred payroll and accrued interest	16,000	16,000
Vacation accrual	96,000	84,000
Warranty reserve	14,000	26,000
Deferred revenues	21,000	26,000
Stock options	33,000	21,000
Non-compete agreement	21,000	23,000
Depreciation	30,000	18,000
Deferred tax asset	2,480,000	1,409,000
Less valuation allowance	69,000	95,000

Deferred tax asset, net	$2,411,000	1,314,000

Deferred tax asset – current	$1,235,000	462,000
Deferred tax asset – long-term	1,176,000	852,000
Total	$2,411,000	1,314,000

TEL-INSTRUMENT ELECTRONICS CORP

Notes To Consolidated Financial Statements (Continued)

9.	Income Taxes (Continued)

The recognized deferred tax asset is based upon the expected utilization of its benefit from future taxable income. The Company has federal net operating loss (“NOL”) carryforwards of approximately $4,722,000 at March 31, 2010, of which approximately $255,000 is subject to limitations under Section 382 of the Internal Revenue Code. These carryforward losses are available to offset future taxable income, and begin to expire in the year 2024. A valuation allowance has been recorded against certain state NOL carryforwards,  which total approximately $5,217,000 at March 31, 2010, since management does not believe that the realization of these NOL’s is more likely than not. The reduction in the valuation allowance during the year ended March 31, 2010 primarily relates to the expiration of state NOL’s which previously had a valuation allowance related thereto.

The foregoing amounts are management’s estimates and the actual results could differ from those estimates. Future profitability in this competitive industry depends on continually obtaining and fulfilling new profitable sales agreements and modifying products.  The inability to obtain new profitable contracts or the failure of the Company’s engineering development efforts could reduce estimates of future profitability, which could affect the Company’s ability to realize the deferred tax assets.

A reconciliation of the income tax benefit at the statutory Federal tax rate of 34% to the income tax benefit recognized in the financial statements is as follows:

	March 31,	March 31,
	2010	2009
Income tax benefit – statutory rate	$(861,040)	$129,702
Income tax expenses – state and local, net of federal benefit benefit	(160,675)	40,605
Non-deductible expenses	27,560	10,940
Research credits	(89,655)	-
Other	(9,777)	3,992

Income tax expense (benefit)	$(1,093,587))	$185,239

 TEL-INSTRUMENT ELECTRONICS CORP

Notes To Consolidated Financial Statements (Continued)

10.                  Subordinated Notes – Related Party

    On February 22, 2010 the Company borrowed $250,000 in exchange for issuing Subordinated Notes to each of two Executive Officers in the amount of $125,000. Each officer also received 5,000 stock options at $8.00 per share, the market price at the date of grant. These notes are subordinate to the bank credit agreement. The notes become due April 1, 2011 with an interest rate of 1% per month, payable on a monthly basis within 14 days of the end of each month. The holders signed a modification to these notes that interest will only be paid to the extent that these payments are allowed pursuant to the terms of the Company’s Credit Agreement with its bank. This modification is being made to conform to the revised Credit Agreement between Bank of America and Tel-Instrument Electronics Corp. This Modification Agreement precludes the payment of monthly interest to either Holder unless the Company’s ratio of Net Cash Flow to Debt Service expense exceeds a 1.2 ratio as defined in the Credit Agreement. The Holders agree that the Company’s failure to pay the monthly interest amounts pursuant to the terms of the February 22, 2010 Subordinated Notes will not constitute an event of default on the Notes if the Company is precluded from making these payments pursuant to the limitations included in the revised Credit Agreement. Interest expense amounted to $3,036 and $-0- for the years ended March 31, 2010 and 2009, respectively. Repayment of principal is permitted only with consent of the bank.

In connection with the stock options issued in conjunction with this debt the Company recorded a debt discount of $25,000. The debt discount is to be amortized over the life of the loan. For the year ended March 31, 2010, the Company recorded amortization of debt discount in the amount of $1,923. As of March 31, 2010, the Company had unamortized discount of $23,077.

11.               Related Party Transactions

On March 31, 1997, the Company’s Chairman/CEO renegotiated the terms of a non-current note payable-related party.  This note, along with $250,000 of other accrued       expenses due to the Company’s Chairman/CEO, were converted into seven $50,000 convertible subordinated notes (the “Notes”) totaling $350,000.  The Notes were serially due in consecutive years beginning March 31, 1999 with the last note due March 31, 2005.

Subsequently, the Notes were extended and renegotiated as previously reported. On March 31, 2009 the last note, in the principal amount of $50,000, was converted into 20,000 shares of common stock at $2.50 per share in accordance with its terms.

The Company has obtained legal services from a non-employee officer/stockholder with the related fees amounting to $139,134 and $84,948 for the years ended March 31, 2010 and 2009, respectively. The Company obtained management and marketing services from a director/officer/stockholder with the related fees amounting to $35,420 and $73,370 for the years ended March 31, 2010 and 2009, respectively.

TEL-INSTRUMENT ELECTRONICS CORP

Notes To Consolidated Financial Statements (Continued)

12.	Commitments

The Company leases manufacturing and office space under an operating lease agreement expiring in February 2011. Under terms of the lease, the Company pays all real estate taxes and utility costs for the premises.

In addition, the Company has agreements to lease equipment for use in the operations of the business under operating leases.

The following is a schedule of approximate future minimum rental payments for operating leases subsequent to the year ended March 31, 2010.

                                                          Years Ended March 31,

2011	$167,000
2012 and thereafter	2,000
$169,000

Total rent expense, including real estate taxes, was approximately $263,000 and $261,000 for the years ended March 31, 2010 and 2009, respectively.

The Company sponsors a 401k Plan in which employee contributions on a pre-tax basis are supplemented by matching contributions by the Company. The Company charged to operations $20,532 and $15,273 as its matching contribution to the Company’s 401k Plan for the years ended March 31, 2010 and 2009, respectively.

13.	Significant Customer Concentrations

For the years ended March 31, 2010 and 2009, sales to the U.S. Government represented approximately 50% and 66%, respectively of avionics net sales.  No individual customer represented over 10% of net sales for these years.  No customer or distributor accounted for more than 10% of commercial or government net sales.

Foreign net sales were $1,480,341 and $1,944,239 for the years ended March 31, 2010 and 2009, respectively.  All other sales were to customers located in the U.S. The following table presents net sales by U.S. and foreign countries:

	2010	2009
United States	$ 7,483,008	$ 11,382,410
Foreign countries	1,480,341	1,944,239
Total	$ 8,963,349	$ 13,326,649

Net sales from any single foreign country did not comprise more than 10% of consolidated net sales. The Company had no assets outside the United States.

As of March 31, 2010 and 2009, one individual customer balance represented 22% and 15%, respectively, of the Company’s outstanding receivables. Receivables from the U.S. Government represented approximately 39% and 40%, respectively, of total receivables at March 31, 2010 and 2009, respectively.

TEL-INSTRUMENT ELECTRONICS CORP

Notes To Consolidated Financial Statements (Continued)

14.	Stock Option Plans

In May 2003, the Board of Directors adopted the 2003 Stock Option Plan (“the Plan”) which reserved for issuance options to purchase up to 250,000 shares of its Common Stock.  The stockholders approved the Plan at the November 2003 annual meeting.  The Plan, which has a term of ten years from the date of adoption, is administered by the Board of Directors or by a committee appointed by the Board of Directors.  The selection of participants, allotment of shares, and other conditions related to the grant of options, to the extent not set forth in the Plan, are determined by the Board of Directors.  Options granted under the Plan are exercisable up to a period of 5 years from the date of grant at an exercise price which is not less than the fair market value of the common stock at the date of grant, except to a stockholder owning 10% or more of the outstanding common stock of the Company, as to whom the exercise price must not be less than 110% of the fair market value of the common stock at the date of grant. Options are exercisable, on a cumulative basis, 20% at or after each of the first, second, and third anniversary of the grant and 40% after the fourth year anniversary.

In March 2006, the Board of Directors of the Company adopted the 2006 Stock Option Plan which reserves for issuance options to purchase up to 250,000 shares of its common stock and is similar to the 2003 Plan.  The stockholders approved this plan at the December 2006 annual meeting.

The fair value of each option awarded is estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table. Expected volatilities are based on historical volatility of the Company’s stock, and other factors. The expected life of the options granted represents the period of time from date of grant to expiration (5 years). The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant. The per share weighted-average fair value of stock options granted for the years ended March 31, 2010 and 2009 was $2.32 and $1.42, respectively, on the date of grant using the Black Scholes option-pricing model with the following assumptions:

Year	Dividend Yield	Risk-free Interest rate	Volatility	Life
2010	0.0%	2.09%-2.74%	37.28% - 40.01%	5 years
2009	0.0%	1.07%-3.16%	37.67% - 43.61%	5 years

TEL-INSTRUMENT ELECTRONICS CORP

Notes To Consolidated Financial Statements (Continued)

14.                   Stock Option Plan (continued)

A summary of the status of the Company’s stock option plans for the fiscal years ended March 31, 2010 and 2009 and changes during the years are presented below: (in number of options):

	Number of Options	Average Exercise Price	Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding options at April 1, 2008	353,300	$3.34
Options granted	67,500	$3.64
Options exercised	(30,500)	$2.39
Options canceled/forfeited	(52,250)	$2.87

Outstanding options at March 31, 2009	338,050	$3.56	2.5 years	$201,293
Options granted	34,500	$6.06
Options exercised	(60,600)	$3.61
Options canceled/forfeited	(39,950)	$3.41

Outstanding options at March 31, 2010	272,000	$3.88	2.6 years	$1,041,580
Vested Options:
March 31, 2010:	135,100	$3.55	1.8 years	$560,130
March 31, 2009:	182,550	$3.54	1.5 years	$111,221

Remaining options available for grant were 164,570 and 159,120 as of March 31, 2010 and 2009, respectively.

The total intrinsic value of options exercised during the years ended March 31, 2010 and 2009 was $77,845 and $45,465, respectively. Cash received from the exercise of stock options for the years ended March 31, 2010 and 2009 was $218,995 and $72,810, respectively.

For the years ended March 31, 2010 and 2009, the unamortized compensation expense for stock options was $188,477 and $181,393, respectively.

                        Cost is expected to be recognized over a weighted-average period of 3 years.  The total fair value of options vested during the years ended March 31, 2010 and 2009  was                          $94,862 and $83,440, respectively.

A summary of the Company’s non-vested options as of March 31, 2010, and changes during the year ended March 31, 2010 is presented below:

Non-vested Options	# of Options	Weighted-Average Grant-Date Fair value

Non-vested at April 1, 2009	155,500	$3.57
Granted	34,500	$6.06
Vested	(53,100)	$3.54
Forfieted	-0-	$-0-
Non-vested at March 31, 2010	136,900	$4.21

TEL-INSTRUMENT ELECTRONICS CORP

Notes To Consolidated Financial Statements (Continued)

14.                  Stock Option Plan (continued)

The compensation cost that has been charged against income for the Plan was $90,014 and $54,064 for the fiscal years ended March 31, 2010 and 2009, respectively. The total income tax benefit recognized in the statement of operations for share-based compensation arrangements was $12,400 and $13,382 for the fiscal years ended March 31, 2010 and 2009, respectively.

15.               Net Diluted Income (Loss)  Per Share

There are no incremental shares attributable to the assumed exercise of outstanding stock options included in the calculation of diluted income (loss) per share for the fiscal years ended March 31, 201-  and 2009 as the use of the treasury stock method resulted in diluted earnings per share being anti-dilutive.

  16.                 Segment Information

In accordance with FASB ASC 280, “Disclosures about Segments of an Enterprise and related information”, the Company determined it has three reportable segments - avionics government, avionics commercial, and marine systems.  There are no inter-segment revenues.

The Company is organized primarily on the basis of its avionics products.  The avionics government segment consists primarily of the design, manufacture, and sale of test equipment to the U.S. and foreign governments and militaries either directly or through distributors.  The avionics commercial segment consists of design, manufacture, and sale of test equipment to domestic and foreign airlines, directly or through commercial distributors, and to general aviation repair and maintenance shops. The Company develops and designs test equipment for the avionics industry and as such, the Company’s products and designs cross segments. The marine systems segment consists of sales to hydrographic, oceanographic, researchers, engineers, geophysicists, and surveyors. (see Note 1)

Management evaluates the performance of its segments and allocates resources to them based on gross margin. The Company’s general and administrative costs and sales and marketing expenses, and engineering costs are not segment specific. As a result, all operating expenses are not managed on a segment basis.  Net interest includes expenses on debt and income earned on cash balances, both maintained at the corporate level. Segment

TEL-INSTRUMENT ELECTRONICS CORP

Notes To Consolidated Financial Statements (Continued)

16.                   Segment Information (continued)

assets include accounts receivable and work-in-process inventory. Asset information, other than accounts receivable and work-in-process inventory, is not reported, since the Company does not produce such information internally.  All long-lived assets are located in the U.S.

The table below presents information about reportable segments for the years ended March 31:

2010	Avionics Government	Avionics Commercial	Avionics Total	Marine Systems	Corporate/ Reconciling Items	Total
Net sales	$6,859,696	$2,001,743	8,861,439	$101,910	$-	$8,963,349
Cost of Sales	3,351,776	1,343,906	4,695,682	9,627	-	4,705,309

Gross Margin	3,507,920	657,837	4,165,757	92,283	-	4,258,040

Engineering, research, and development			3,715,194	40.829		3,756,023
Selling, general, and admin.			1,313,454	1,426	1,669,978	2,984,858
Amortization of debt discount					1,923	1,923
Interest expense, net			-	-	47,706	47,706
			5,028,648	42,255	1,719,607	6,790,510
Income (loss) before income taxes			$(862,891)	$50,028	$(1,719,607)	$(2,532,470)

Segment Assets	$4,388,274	$284,207	$4,672,481	$-0-	$3,061,857	$7,734,337

2009	Avionics Government	Avionics Commercial	Avionics Total	Marine Systems	Corporate/ Reconciling Items	Total
Net sales	$10,990,774	$2,085,168	13,075,942	$250,707	$-	$13,326,649
Cost of Sales	5,614,057	1,298,541	6,912,598	63,748	-	6,976,346

Gross Margin	$5,376,717	786,627	6,163,344	186,959	-	6,350,303

Engineering, research, and development			2,948,356	60,938		3,009,294
Selling, general, and admin.			1,363,273	25,986	1,528,090	2,917,349
Interest expense, net			-	-	42,184	42,184
			4,311,629	86,924	1,570,274	5,968,827
Income (loss) before income taxes			$1,851,715	$100,035	$(1,570,274)	$381,476

Segment Assets	$4,517,547	$471,167	$4,988,714	$-0-	$2,516,675	$7,505,389

TEL-INSTRUMENT ELECTRONICS CORP

Notes To Consolidated Financial Statements (Continued)

17.          Quarterly Results of Operations (Unaudited)

Quarterly consolidated data for the years ended March 31, 2010 and 2009 is as follows:

	Quarter Ended
FY 2010	June 30	September 30	December 31	March 31

Net sales	$2,342,199	$2,411,112	$1,690,460	$2,519,578
Gross margin	1,078,462	1,247,654	740,815	1,191,109
Loss before taxes	(680,647)	(302,111)	(953,093)	(596,619)
Net loss	(408,731)	(181,418)	(572,330)	(276,404)
Basic and diluted loss per share	(0.16)	(0.07)	(0.23)	(0.10)

	Quarter Ended
FY 2009	June 30	September 30	December 31	March 31

Net sales	$3,633,481	$3,960,216	$2,962,276	$2,770,676
Gross margin	1,562,972	2,228,369	1,441,628	1,117,334
Income (loss)before taxes	71,629	724,832	27,701	(442,686)
Net income (loss)	43,011	390,651	16,634	(254,059)
Basic and diluted income (loss) per share	0.01	0.16	0.01	(0.10)

TEL-INSTRUMENT ELECTRONICS CORP

Notes To Consolidated Financial Statements (Continued)

18.                  Fair Value Measurements

FASB ASC 820-10, Fair Value Measurements and Disclosures defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosures about fair value measurements; however, it does not require any new fair value measurements, rather, its application is made pursuant to other accounting pronouncements that require or permit fair value measurements.

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

Fair value measurements are generally based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our view of market assumptions in the absence of observable market information. The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. FASB ASC 820-10, Fair Value Measurements and Disclosures includes a fair value hierarchy that is intended to increase consistency and comparability in fair value measurements and related disclosures. The fair value hierarchy consists of the following three levels:

Level 1 – Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis. Level 1 primarily consists of financial instruments such as exchange-traded derivatives, marketable securities and listed equities.

Level 2 – Pricing inputs are other than quoted prices in active markets included in level 1, which are either directly or indirectly observable as of the reported date. Level 2 includes those financial instruments that are valued using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors, and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace. Instruments in this category generally include non-exchange-traded derivatives such as commodity swaps, interest rate swaps, options and collars.

TEL-INSTRUMENT ELECTRONICS CORP

Notes To Consolidated Financial Statements (Continued)

18.              Fair Value Measurements (continued)

Level 3 – Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value.

The valuation techniques that may be used to measure fair value are as follows:

Market approach — Uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities

Income approach — Uses valuation techniques to convert future amounts to a single present amount based on current market expectations about those future amounts, including present value techniques, option-pricing models and excess earnings method

Cost approach — Based on the amount that currently would be required to replace the service capacity of an asset (replacement cost)

At March 31, 2010 and 2009 the Company had no assets or liabilities recorded at fair value.

Cash, accounts receivable, accounts payable, subordinated notes payable, and accrued expenses reflected in the consolidated balance sheets are a reasonable estimate of their fair value due to the short-term nature of these instruments.

                        The Company's value of the cash surrender value of life insurance is a reasonable estimate of its fair value.
The carrying value of the Company’s short-term borrowings is a reasonable estimate of its fair value as borrowings under the Company’s credit facility have variable rates that reflect currently available terms and conditions for similar debt.

19.          Litigation

On March 24, 2009, Aeroflex Wichita, Inc. (“Aeroflex”) filed a petition against the Company and two of its employees in the District Court, Sedgwick County, Kansas, Case No. 09 CV 1141 (the “Aeroflex Action”), alleging that the Company and its two employees misappropriated Aeroflex’s proprietary technology in connection with the Company winning a substantial contract from the U.S. Army (the “Award”), to develop new Mode-5 radar test sets and kits to upgrade the existing TS-4530 radar test sets to Mode 5. Aeroflex’s petition alleges that in connection with the award, the Company and its named employees misappropriated Aeroflex’s trade secrets; tortiously interfered with its business relationship; conspired to harm Aeroflex and tortiously interfered with its contract and seeks injunctive relief and damages. The gravamen of all the claims in the Aeroflex Action is that the Company misappropriated and used Aeroflex proprietary technology in winning the Award.

TEL-INSTRUMENT ELECTRONICS CORP

Notes To Consolidated Financial Statements (Continued)

19.          Litigation (continued)

In February 2009, subsequent to the Award to the Company, Aeroflex filed a protest of the Award with the Government Accounting Office (“GAO”). In its protest, Aeroflex alleged, inter alia, that the Company used Aeroflex’s proprietary technology in order to win the Award, the same material allegations as were later alleged in the Aeroflex Action. On or about March 17, 2009, the Army Contracts Attorney and the Army Contracting Officer each filed a statement with the GAO, expressly rejecting Aeroflex’s allegations that the Company used or infringed Aeroflex proprietary technology in winning the Award, and concluding that the Company had used only its own proprietary technology. On April 6, 2009, Aeroflex withdrew its protest.

In December 2009, the Kansas court dismissed the Aeroflex civil suit against the Company. While this decision was based primarily on jurisdictional issues, the ruling did note that Aeroflex, after discovery proceedings, did not provide any evidence that Tel or its employees misappropriated Aeroflex trade secrets. The Kansas ruling also referenced the Army’s findings, in its response to the General Accountability Office (“GAO”), which rejected Aeroflex’s claims and determined that Tel used its own proprietary technology on this program. Aeroflex has elected to appeal this Kansas decision and has agreed to stay any action against the two former employees until a decision is reached. Tel remains confident as to the outcome of this appeal and any potential follow-on litigation.

However, Tel has incurred substantial legal fees in connection with the litigation, and these costs had an adverse effect on its results of operations for the fiscal year ended March 31, 2010.

20.           Subsequent Event

On June 24, 2010, the Company entered into a non-binding term sheet with a private lender, providing that the Company and the Lender would negotiate an agreement for a five year loan to the Company for $2.5 million at an interest rate of 14% per year. The nonbinding term sheet provides for additional terms to be included in the agreement, usual to these kinds of agreements, including a provision for warrants to the lender to purchase common shares at an exercise price equal to the closing price of the common shares on the NYSE-Amex at the date of the closing of the loan agreement. In the event of certain major corporate events, the lender would have the right to require the Company to purchase the warrant or warrant shares at prices related to the market price of the shares or related to the Company's operating income.

Any final agreement will have other provisions negotiated by the parties. Although no assurance can be given, the Company is reasonably confident that an acceptable agreement can be concluded in the next 45 days.

TEL-INSRUMENT ELECTRONICS CORP

Schedule II - Valuation and Qualifying Accounts

Description	Balance at Beginning of the Year	Charged to Costs and Expenses		Deductions	Balance at End of the Year

Year ended March 31, 2010:
Allowance for doubtful Accounts	$40,304	$-	$	_(385)_	$39,919

Allowance for obsolete
Inventory	$349,919	$60,081		$-	$410,000

Year ended March 31, 2009:
Allowance for doubtful
Accounts	$31,206	$9,650	$	_(552)_	$40,304

Allowance for obsolete
Inventory	$276,947	$72,972	$	_ _	$349,919

TEL-INSTRUMENT ELECTRONICS CORP

Item 9.                 Changes in and Disagreements With Accountants on Accounting and
                              Financial Disclosure

      None.

Item 9A (T).        Controls and Procedures

 Evaluation of disclosure controls and procedures.

As of March 31, 2010, management performed, with the participation of our Chief Executive Officer and Principal Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934.  Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosures.   Based on the evaluation required by Rule 13a-15(b) under the Securities Exchange Act of 1934, our Chief Executive Officer and Principal Financial Officer concluded that as of March 31, 2010, such disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control Over Financial Reporting.

Tel’s management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act.  The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with Generally Accepted Accounting Principles (“GAAP”).

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

Management has conducted, with the participation of our Chief Executive Officer and our Principal Accounting Officer, an assessment of the effectiveness of our internal control over financial reporting as of March 31, 2010.  Management’s assessment of internal control over financial reporting used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control over Financial Reporting – Guidance for Smaller Public Companies. Based on this evaluation, Management concluded that our system of internal control over financial reporting was effective as of March 31, 2010, based on these criteria.

Item 9A(T).       Controls and Procedures (continued)

Management’s Annual Report on Internal Control Over Financial Reporting (continued)

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Item 9B.          Other Information

Marc Mastangelo resigned July 2010 (see directors and Officers of the Registrant).

On June 24, 2010, the Company entered into a non-binding term sheet with a private lender, providing that the Company and the Lender would negotiate an agreement for a five year loan to the Company for $2.5 million at an interest rate of 14% per year. The nonbinding term sheet provides for additional terms to be included in the agreement, usual to these kinds of agreements, including a provision for warrants to the lender to purchase common shares at an exercise price equal to the closing price of the common shares on the NYSE-Amex at the date of the closing of the loan agreement. In the event of certain major corporate events, the lender would have the right to require the Company to purchase the warrant or warrant shares at prices related to the market price of the shares or related to the Company's operating income.

Any final agreement will have other provisions negotiated by the parties. Although no assurance can be given, the Company is reasonably confident that an acceptable agreement can be concluded in the next 45 days.

PART III

Item 10.                 Directors and Executive Officers of the Registrant

Year First
Elected a
Name (age)	Position	Director

Harold K. Fletcher (1)	Chairman of the Board,	1982
(84)	President and Chief Executive

George J. Leon (2) (3)	Director; Investment	1986
  (66)                                                                 Manager and beneficiary of
  the George Leon Family Trust
  (investments) since 1986.

           Robert J. Melnick (4)                                                    Director;                                                                              1998
  (76)                                                                 Vice President since 1999;
  Marketing and Management Consultant
  for the Company since 1991.

Jeffrey C. O’Hara, CPA (1)	Director; President since August 2007; 1998
(52)	Vice President since 2005
                                                                    COO since June 2006;
Financial Consultant from
2001; Chief Financial Officer from
1999-2000 of Alarm Security Group.
Robert A. Rice (2) (3)	Director; President and 2004
(54)	Owner of Spurwink Cordage, Inc since
1998 (textile manufacturing).

Robert H. Walker (2) (3)	Director; Retired Executive Vice 1984
(74)	President, Robotic Vision Systems, Inc.
  (design and manufacture of robotic
  vision systems) 1983-1998.

Marc A. Mastrangelo (5)	Vice President – Operations, since
(47)	May 2008, Vice President –
Manufacturing, since August 2007,
Director – Manufacturing, since January 2004

Item 10.         Directors and Executive Officers of the Registrant (Continued)

                        All directors serve until the next annual shareholders’ meeting and until their successors are duly elected and qualified.

(1)	Mr. O’Hara is the son-in-law of Mr. Fletcher
(2)	Member of the Audit Committee
(3)	Member of the Compensation Committee
(4)	Deceased June 2010
(5)	Resigned July 2010

                        Background of Directors and Officers

Harold K. Fletcher has been our principal stockholder and served as our Chairman of the Board and CEO since 1982.  Before joining the Company Mr. Fletcher served as the CEO of Sierra Research Corp, and prior to that Mr. Fletcher was appointed as the Associate Administrator for Procurement Assistance for the Small Business Administration where he was responsible for all procurement preference programs.

George J. Leon has served as a member of the Board of Directors since 1986. Mr. Leon has substantial experience as an investment manager. He serves as Investment Manager and beneficiary of the George Leon Family Trust.

Jeffrey C. O’Hara, CPA has served as a member of the Board of Directors since 1998, and has been Vice President since 2005, COO since 2006, and President since 2007. Mr. O’Hara was previously a Financial Consultant and also served as Chief Financial Officer for Alarm Security Group.

Robert H. Walker has served as member of our Board of Directors since 1984. Mr. Walker, prior to his retirement in 1998 had served as Executive Vice president of Robotic Vision Systems, Inc., which designs, manufactures, markets and sells automated two-dimensional and three-dimensional (2-D and 3-D) machine vision-based products and systems for inspection, measurement and identification. Mr. Walker also served as CFO of that Company.

Robert A. Rice has served as a member of our Board of Directors since 2004. Mr. Rice is currently President and Owner of Spurwink Cordage, Inc. a textile manufacturing company located in New England since 1998.

Item 10.         Directors and Executive Officers of the Registrant (Continued)

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

                        Section 16(a) Beneficial Ownership Reporting Compliance

As of March 31, 2010, the end of the last fiscal year, all officers, directors and 10% beneficial owners, known to the Company, had timely filed required forms reporting beneficial ownership of Company securities, based solely on review of Filed Forms 3 and 4 furnished to the Company.

                        Code of Ethics

The Board of Directors has adopted a written Code of Ethics that applies to all of the Company’s officers and employees, including the Chief Executive Officer and the Principal Accounting Officer.  A copy of the Code of Ethics is available to anyone requesting a copy without cost by writing to the Company, attention Joseph P. Macaluso.

                        Shareholder Recommendations

There have been no material changes to the Company’s procedures by which shareholders may recommend nominees to the Board of Directors.

Item 11.          Executive Compensation

The following table presents information regarding compensation of our principal executive officer, and the two most highly compensated executive officers other than the principal executive officer for services rendered during fiscal years 2010 and 2009.

Summary Compensation Table

Name and Principal Position	Year	Salary ($) (1)	Incentive ($) (2)	Option Awards ($) (3)	All Other Compensation $ (4)	Total ($)
Harold K. Fletcher, CEO (5)	2010	159,000 (6)	-0-	15,524	7,623	182,147
	2009	159,000	6,000	-0-	7,372	172,372

Jeffrey C. O’Hara, President	2009	140,000	-0-	15,524	19,760	175,284
	2009	130,770	6,000	21,573	16,846	175,189

Marc A. Mastrangelo, Vice President – Operations	2009	135,000	-0-	-0-	18,503	153,503
	2009	128,097	6,000	19,640	15,667	169,404

Item 11.                    Executive Compensation (continued)

(1)	The amounts shown in this column represent the dollar value of base cash salary earned by each named executive officer (“NEO”).

(2)	No incentive compensation was made to the NEO’s in 2010, and therefore no amounts are shown.

(3)
Amounts in this column represent the fair value required by ASC Topic 718 to be included in our financial statements for all options granted during that year (see Note 15 to Notes to the Consolidated financial Statements).

(4)	The amounts shown in this column represent amounts for medical and life insurance as well as the Company’s match in the 401(k) Plan.

(5)	See Note 11 to Notes to Consolidated Financial Statements for description of convertible notes previously issued to Mr. Fletcher.

(6)	$54,279 was accrued and unpaid at March 31, 2010.

(7)
Robert J. Melnick, Vice President and director, served pursuant to a consulting contract that provided $29,550 and $73,370 in compensation for the fiscal years ended March 31, 2010 and 2009, respectively. Mr. Melnick died in June 2010. This consulting contract ended August 31, 2010.

Grants of Plan-based Awards Table for Fiscal Year

The following table sets forth information on stock options granted during or for the 2010 fiscal year to our named executive officers in connection with Subordinated Loans made by these officers as described in Note 10 to Notes to Consolidated Financial Statements.

Name	Approval Date	Grant Date	All Other Option Awards: Number of Shares of Stock (#)	Exercise or Base Price of Option Awards ($/Share)	Grant date Fair value of option Awards ($)
Harold K. Fletcher	02/22/10	02/22/10	5,000	$8.00	$15,524
Jeffrey C. O’Hara	02/22/10	02/22/10	5,000	$8.00	$15,524
The exercise price of the options granted was the fair market value at the date of grant of the shares underlying such options. The estimated fair value of the shares underlying such options was determined utilizing the methodology described in Note 14 of the notes to the consolidated financial statements.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth the outstanding stock option grants held by named executive officers at the end of the 2010 fiscal year. The option exercise price set forth in the table is based on the closing market price on the date of grant.
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable (1)	Option Exercise Price ($)	Option Expiration Date

Harold K. Fletcher	-0-	5,000	$8.00	2/22/15

Jeffrey C. O’Hara	6,000	9,000	$3.58	3/02/14
	-0-	5,000	$8.00	2/22/15

Marc A. Mastrangelo	2,400	-0-	$3.55	2/28/11
	6,600	2,400	$3.35	1/24/12
	1,600	6,400	$3.89	3/18/14

(1)	Options are exercisable, on a cumulative basis, 20% at or after each of the first, second, and third anniversary of the grant and 40% after the fourth year anniversary.

Item 11.                    Executive Compensation (continued)

Employment Contracts and Termination of Employment and Change-in-Control

There are no employment contracts, compensatory plans or arrangements, including payments to be received from the Company with respect to any executive officer of Tel which would in any way result in payments to any such person because of his or her resignation, retirement or other termination of employment with the Company, any change in control of the Company or a change in the person's responsibilities following a change in control of the Company.

Options Exercised and Stock Vested During Fiscal Year 2010

The following table sets forth the number of shares acquired upon exercising options awards by our named executive officers (“NEOs”) during fiscal year 2010.

Name	Number of shares acquired on exercise	Value realized on exercise (1)
Harold K. Fletcher	15,000	$17,850
Jeffrey C. O’Hara	24,500	$27,250

(1)	Value stated calculated by subtracting the exercise price from the market value at time of exercise.

Options granted to NEOs are consistent with the terms of options granted to other employees pursuant to the Employee Stock Option Plans (see Note 14 of the notes to the consolidated financial statements). Options granted to NEOs may be tax sheltered to the grantee, and their value constitutes a charge to the Company (see Notes 2 and 14 to the Financial Statements).

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

The percentage of operating profits so determined is then distributed to senior employees, including NEOs and to a category  entitled  "other",  based on (a) the amount of the employee's base salary, (b) his contribution to the Company,  (c) the results of that contribution,  (d) an estimated amount of his  "special effort" on behalf of the Company, (e) his technical expertise, leadership, and management skills, and (f) the level of the overall  compensation paid employees performing similar work in competitive companies. For the year ended March 31, 2009, each NEO received $6,000 under the incentive plan. No incentive awards were made to the NEOs for the year ended March 31, 2010.

Other Benefits

The Company sponsors the Tel-Instrument Electronics Corp 401(k) Plan (the “Plan”), a tax qualified Code Section 401(k) retirement savings plan, for the benefit of its employees, including its NEOs. The Plan encourages savings for retirement by enabling participants to make contributions on a pre-tax basis and to defer taxation on earnings on funds contributed to the Plan. The Company makes matching contributions to the Plan. All NEOs can make contributions to the Plan.  The NEOs also participate in group health and life benefits generally on the same terms and conditions that apply to other employees.

Director Compensation

Directors who are not employees or officers of the Company receive $1,250 in cash and options, at the then market price, to purchase 1,000 shares of common stock for attendance at each in-person meeting and $625 in cash and options to purchase 500 shares for attendance at each formal telephonic meeting of the Board or of a standing committee.  During fiscal year 2010 non-employee directors received the following compensation pursuant to this plan.

Name	Cash Compensation	Option Awards ($)(1)(3)	Total $
George J. Leon	$8,125	$13,221	$21,346
Robert A. Rice	$8,125	$13,221	$21,346
Robert H. Walker	$8,125	$13,221	$21,346
Robert J. Melnick (2)	$1,250	$1,431	$2,681

(1)	Amounts in this column represent the fair value required by ASC 718 included in our financial statements for all options granted during fiscal year 2010.
(2)	Mr. Melnick withdrew as an officer of the Company on August 31, 2009, but continued as a member of the Board of Directors, and was compensated as an outside director.
(3)	The number of currently exercisable options are set forth in the footnotes to Item 12.

Compensation Policy

The Company does not believe that its compensation policies are reasonably likely to increase corporate risk or have a material adverse effect on the Company.

Item 12.                     Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information known to the Company with respect to the beneficial ownership as of April 30, 2010, by (i) all persons who are beneficial owners of five percent (5%) or more of the Company’s Common Stock, (ii) each director and nominee, (iii) the executive officers, and (iv) all current directors and executive officers as a group.

Number of Shares	Percentage
Name and Address	Beneficially Owned	of Class (1)

Named Directors and Officers

Harold K. Fletcher, Director	650,602	(2)	24.9%
728 Garden Street
Carlstadt, NJ 07072

George J. Leon, Director	380,967	(3)	14.5%
116 Glenview
Toronto, Ontario, Canada M4R1P8

Robert J. Melnick, Director	38,100	(4)	1.5%
57 Huntington Road
Basking Ridge, NJ 07920

Jeffrey C. O’Hara, Director	185,600	(5)	7.1%
853 Turnbridge Circle
Naperville, IL 60540

Robert A. Rice, Director	104,304	(6)	4.0%
5 Roundabout Lane
Cape Elizabeth, ME 04107

Robert H. Walker, Director	69,783	(7)	2.7%
27 Vantage Court
Port Jefferson, NY 11777

Donald S. Bab, Secretary	82,034	3.1%
770 Lexington Ave.
New York, New York 10021

Marc A. Mastrangelo,                                                               11,600              (8)                              0.4%
136 Poplar Avenue
Pompton Lakes, NJ 07442

All Officers and Directors	1,522,990	(9)	56.8%
as a Group (8 persons)

Hummingbird Management, LLC                                             263,524           (10)                       10.1%
460 Park Avenue
New York, NY 10022

Item 12.	Security Ownership of Certain Beneficial Owners and Management (Continued)

(1)
The class includes 2,615,361 shares outstanding in the calculation of the percentage of shares owned by a party.   The common stock deemed to be owned by the named party, includes stock which is not outstanding but subject to currently exercisable options held by the individual named in accordance with Rule 13d-3(d)c) of the Exchange Act.  The foregoing information is based on reports made by the named individuals.

(2)	Includes 24,681 shares owned by Mr. Fletcher's wife, and 4,254 shares owned by his son. Mr. Fletcher disclaims beneficial ownership of the shares owned by his wife and son.

(3)
Includes 299,517 shares owned by the George Leon Family Trust, of which Mr. Leon is a beneficiary, and 15,600 shares subject to currently exercisable stock options. Mr. Leon acts as manager of the trust assets pursuant to an informal family, oral arrangement, and disclaims beneficial ownership of the shares owned by the trust.

(4)	Includes 500 shares subject to currently exercisable stock options

(5)	Includes 6,000 shares subject to currently exercisable stock options.

(6)	Includes 14,700 shares subject to currently exercisable stock options

(7)	Includes 15,700 shares subject to currently exercisable stock options.

(8)	Includes 8,600 shares subject to currently exercisable stock options.

(9)	Includes 64,100 shares subject to currently exercisable options held by all executive officers and directors of the Company (including those individually named above).

    (10) Based on Schedule 13D filed with the SEC on April 22, 2010 and furnished to the Company.

Equity Compensation Plan Information

In May 2003, the Board of Directors adopted the 2003 Stock Option Plan (“the Plan”) which reserves for issuance options to purchase up to 250,000 shares of its Common Stock.  The shareholders approved the Plan at the November 2003 annual meeting.  The Plan, which has a term of ten years from the date of adoption, is administered by the Board of Directors or by a committee appointed by the Board of Directors.  The selection of participants, allotment of shares, and other conditions related to the grant of options, to the extent not set forth in the Plan, are determined by the Board of Directors.  Options granted under the Plan are exercisable up to a period of 5 years from the date of grant at an exercise price which is not less than the fair market value of the common stock at the date of grant, except to a shareholder owning 10% or more of the outstanding common stock of the Company, as to which the exercise price must be not less than 110% of the fair market value of the common stock at the date of grant.  Options are exercisable, on a cumulative basis, 20% at or after each of the first, second, and third anniversary of the grant and 40% after the fourth year anniversary.

In March 2006, the Board of Directors of the Company adopted the 2006 Stock Option Plan which reserves for issuance options to purchase up to 250,000 shares of its common stock and is similar to the 2003 Plan. This Plan was ratified by the shareholders at the Annual Meeting in December 2006.

Additionally, at March 31, 2010 the Company has individual employment agreements with eleven individuals which provide for the grant of 70,000 stock options with a weighted average exercise of $3.68 per share.  These employee contracts have been approved by the directors, and were included as consideration for their employment but were not individually approved by shareholders. Since these options were granted under the Stock Option Plans, they are included in the 272,000 shares in the second column of the following schedule.

The following table provides information as of March 31, 2010 regarding compensation plans under which equity securities of the Company are authorized for issuance.

Plan category	Number of securities to be issued upon exercise of options	Weighted average exercise price of options	Number of options remaining available for future issuance under Equity Compensation Plans
Equity Compensation Plans approved by shareholders *	272,000	$3.88	164,570
Equity Compensation Plans not approved by shareholders	--	--	--
Total	272,000	$3.88	164,570

* See Discussion above.  See Note 10 to Notes to the Consolidated Financial Statements.

TEL-INSTRUMENT ELECTRONICS CORP

Item 13.          Certain Relationships and Related Transactions

The disclosures required by this item are contained in Notes 10 and 11 to Notes to Consolidated Financial Statements included in this report. Additionally, several directors purchased shares from the Company as described in Form 8-K filed on September 17, 2009. Any corporate transaction which involves a related person must be approved by the independent directors as being fair and reasonable to the Corporation and its shareholders. Any such approval would be included in the minutes of the Board of Directors.

Item 14.         Principal Accountant Fees and Services

For the fiscal years ended March 31, 2010 and 2009, professional services were performed by BDO USA, LLP, the Company’s independent registered public accountant.  Fees for those years were as follows:

   2010                                 2009

Audit Fees                                                                $108,000                      $105,000
                                                                               Audit-Related Fees                                                          -                                  -
Total Audit and Audit-Related Fees                      108,000                        105,000
                                                                               Tax Fees                                                                           -                                       -
                                                                               All Other Fees                                                         ___-____                 ___-____

                                                                       Total                                                                          $108,000                      $105,000

Audit Fees.  This category includes the audit of the Company’s consolidated financial statements, and reviews of the financial statements included in the Company’s Quarterly Reports on Form 10-Q.  It also includes advice on accounting matters that arose during, or as a result of, the audit or the review of interim financial statements, and services which are normally provided in connection with regulatory filings, or in an auditing engagement.

Audit Related Fees, tax and other fees.  No fees under these categories were paid to BDO USA, LLP in 2010 and 2009.

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

Item 15.                 Exhibits and Financial Statement Schedules

a.)	The following documents are filed as a part of this report:
Pages
(1)	Financial Statements:

Report of Independent Registered Public Accounting Firm	20

Consolidated Balance Sheets - March 31, 2010 and 2009 21

Consolidated Statements of Operations - Years Ended	22
                                                         March 31, 2010 and 2009

Consolidated Statements of Changes in Stockholders'	23
                                                        Equity - Years Ended March 31, 2010 and 2009

Consolidated Statements of Cash Flows - Years Ended 24
March 31, 2010 and 2009

Notes to Consolidated Financial Statements	25 - 46

(2)           Financial Statement Schedule
II - Valuation and Qualifying Accounts	47

TEL-INSTRUMENT ELECTRONICS CORP
Item 15.        Exhibits and Financial Statement Schedules (continued)

c.)	Exhibits identified in parentheses below on file with the Securities and Exchange Commission, are incorporated herein by reference as exhibits hereto.

*	(3.1)	Tel-Instrument Electronics Corp's Certificate of Incorporation, as amended.
*	(3.2)	Tel-Instrument Electronics Corp's By-Laws, as amended.
*	(3.3)	Tel-Instrument Electronics Corp's Restated Certificate of Incorporation dated November 8, 1996.
*	(4.1)	Specimen of Tel-Instrument Electronics Corp's Common Stock Certificate.
*	(10.1)	Lease dated March 1, 2001 by and between Registrant and 210 Garibaldi Group.
*	(10.2)	10% convertible subordinated note between Registrant and Harold K. Fletcher.
*	(10.3)	Purchase agreement between Registrant and Innerspace Technology
*	(10.4)	Agreement between Registrant and Semaphore Capital Advisors, LLC
*	(10.5)	2006 Stock Option Plan
	(10.6)	Subordinated Note Between Registrant and Harold K. Fletcher
	(10.7)	Subordinated Note Between Registrant and Jeffrey C. O’Hara
	(23.1)	Consent of Independent Registered Public Accounting Firm
	(31.1)	Certification by CEO pursuant to Rule 15d-14 under the Securities Exchange Act.
	(31.2)	Certification by CFO pursuant to Rule 15d-14 under the Securities Exchange Act.
	(32.1)	Certification by CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*	Incorporated by reference to Registration 33-18978 dated November 7, 1988.

The Company will furnish to a stockholder, upon request, any exhibit at cost.

TEL-INSTRUMENT ELECTRONICS CORP

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEL-INSTRUMENT ELECTRONICS CORP

(Registrant)

Dated:     July 14, 2010                                                                                    By:  /s/  Harold K. Fletcher
     Chairman and Director
(Principal Executive
Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated and by signature hereto.

                                                                           Signature                                                                  Title                                                    Date

                                                                     /s/ Harold K. Fletcher                                                  Director                                           July 14, 2010
                                                             /s/ Harold K. Fletcher

                                                             /s/  Joseph P. Macaluso                                   Principal Accounting Officer                  July 14, 2010
                                                             /s/  Joseph P. Macaluso

                                                            /s/  George J. Leon                                                            Director                                        July 14, 2010
                                                            /s/  George J. Leon

                                                           /s/  Jeffrey C. O’Hara                                             President, COO and Director                 July 14, 2010
                                                          /s/   Jeffrey C. O’Hara

                                                          /s/   Robert A. Rice                                                              Director                                        July 14, 2010
                                                         /s/    Robert A. Rice

                                                         /s/   Robert H. Walker                                                            Director                                       July 14, 2010
                                                        /s/    Robert H. Walker