Form 10-Q
period 2010-06-30
TEL INSTRUMENT ELECTRONICS CORP
filed 2010-08-23
CIK 96885

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
                                                    ________________________________________

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Registrant’s Telephone No. including Area Code: 201-933-1600

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 Yes   X     No ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer        Accelerated filer      Non-accelerated filer     Smaller reporting company X

                                                                                                                           (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes       No ___

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Act).  Yes   No _X_

Indicate the number of shares outstanding of the issuer's common stock, as of the latest practical date:
                    2,624,323 shares of Common stock, $.10 par value as of August 20, 2010.

TEL-INSTRUMENT ELECTRONICS CORPORATION
TABLE OF CONTENTS

PAGE

    Part I – Financial Information

Item 1.           Condensed Consolidated Financial Statements (Unaudited):

                       Condensed Consolidated Balance Sheets
                       June 30, 2010 and March 31, 2010                                                                                                                                    3

                       Condensed Consolidated Statements of Operations -
                       Three Months Ended June 30, 2010 and 2009                                                                                                                4

                       Condensed Consolidated Statements of Cash Flows -
                       Three Months Ended June 30, 2010 and 2009                                                                                                                5

                       Notes to Condensed Consolidated Financial Statements                                                                                           6-12
Item 2.           Management’s Discussion and Analysis of the Results of
                      Operations and Financial Condition                                                                                                                               13-18

Item 4.           Controls and Procedures                                                                                                                                                    19

                      Part II – Other Information

Item 1.           Legal Proceedings                                                                                                                                                                19

Item 2.           Unregistered sales of Equity Securities and Use of Proceeds                                                                                      19

Item 6.           Exhibits                                                                                                                                                                                   19

                      Signatures                                                                                                                                                                               20

                      Certifications

Item 1 - Financial Statements

TEL-INSTRUMENT ELECTRONICS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2010	March 31, 2010
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$154,514	$173,048
Accounts receivable, net	842,785	939,143
Unbilled government receivables	1,491,111	1,491,111
Inventories, net	2,361,924	2,242,227
Prepaid expenses and other	90,324	87,535
Deferred income tax asset	1,420,728	1,234,788
Total current assets	6,361,386	6,167,852

Equipment and leasehold improvements, net	380,622	336,131
Deferred income tax asset – non-current	1,176,223	1,176,223
Other assets	74,409	54,131
Total assets	$7,992,640	$7,734,337

LIABILITIES & STOCKHOLDERS’ EQUITY

Current liabilities:
Line of credit	750,000	600,000
Subordinated notes payable-related parties, net of debt discount	232,692	226,923
Accounts payable	1,133,071	1,145,572
Progress Billings	520,106	69,412
Deferred revenues	30,155	50,279
Accrued payroll, vacation pay and payroll taxes	486,058	420,572
Accrued expenses	1,202,411	1,335,506
Total current liabilities	4,354,493	3,848,264

Deferred revenues	25,703	27,957
Total liabilities	4,380,196	3,876,221

Commitments

Stockholders' equity:
Common stock, par value $.10 per share, 2,616,861 and 2,615,361 issued and outstanding as of June 30, 2010 and March 31, 2010, respectively	261,686	261,536
Additional paid-in capital	5,510,681	5,481,091
Accumulated deficit	(2,159,923)	(1,884,511)
Total stockholders' equity	3,612,444	3,858,116
Total liabilities and stockholders' equity	$7,992,640	$7,734,337
See accompanying notes to condensed consolidated financial Statements

TEL-INSTRUMENT ELECTRONICS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	June 30, 2010	June 30, 2009

Net sales	$2,455,280	$2,342,199
Cost of sales	1,372,900	1,263,737

Gross margin	1,082,380	1,078,462

Operating expenses:
Selling, general and administrative	758,044	807,397
Engineering, research and development	757,346	944,612
Total operating expenses	1,515,390	1,752,009

Loss from operations	(433,010)	(673,547)

Other income (expense):
Amortization of debt discount	(5,769)	-
Interest income	47	370
Interest expense	(23,505)	(7,472)
Gain on sales of capital asset	3,600	-

Loss before income taxes	(458,637)	(680,649)

Income tax benefit	(183,225)	(271,918)

Net loss	$(275,412)	$(408,731)

Net loss:
Basic and diluted loss per common share	$(0.11)	$(0.16)

Weighted average shares outstanding:
Basic and diluted	2,615,625	2,478,761

See accompanying notes to condensed consolidated financial statements

TEL-INSTRUMENT ELECTRONICS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months ended
	June 30, 2010	June 30, 2009

Cash flows from operating activities:
Net loss	$(275,412)	$(408,731)
Adjustments to reconcile net loss to net cash used in operating activities:
Deferred income taxes	(185,940)	(272,220)
Depreciation	42,310	46,144
Gain on sale of asset	(3,600)
Amortization of debt discount	5,769	-
Non-cash stock-based compensation	23,665	17,705

Changes in assets and liabilities:
Decrease in accounts receivable	96,358	189,732
Increase in unbilled government receivables	-	(149,733)
(Increase) decrease in inventories	(119,697)	197,396
Increase in prepaid expenses & other	(2,789)	(7,980)
Increase in other assets	(20,278)	(1,045)
(Decrease) increase in accounts payable	(12,501)	413,836
Increase (decrease) in accrued payroll, vacation pay and payroll taxes	65,486	(30,328)
Decrease in deferred revenues	(22,378)	(3,751)
Increase in progress billings	450,694	-
Decrease in accrued expenses	(133,095)	(265,253)
Net cash used in operating activities	(91,408)	(274,228)

Cash flows from investing activities:
Proceeds from the sale of capital asset	3,600	-
Purchases of equipment	(86,801)	(11,313)
Net cash used in investing activities	(83,201)	(11,313)

Cash flows from financing activities:
Proceeds from the exercise of stock options	6,075	-
Proceeds from borrowings from line of credit	150,000	150,000
Net cash provided by financing activities	156,075	150,000

Net decrease in cash and cash equivalents	(18,534)	(135,541)
Cash and cash equivalents at beginning of period	173,048	601,887
Cash and cash equivalents at end of period	$154,514	$466,346

Taxes paid	$-	$-
Interest paid	$9,269	$4,391

See accompanying notes to condensed consolidated financial statements

 TEL-INSTRUMENT ELECTRONICS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1                   Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of Tel-Instrument Electronics Corp. as of June 30, 2010, the results of operations for the three months ended June 30, 2010 and June 30, 2009, and statements of cash flows for the three months ended June 30, 2010 and June 30, 2009.  These results are not necessarily indicative of the results to be expected for the full year.

The financial statements have been prepared in accordance with the requirements of Form 10-Q and consequently do not include disclosures normally made in an Annual Report on Form 10-K.  The March 31, 2010 balance sheet included herein was derived from the audited financial statements included in the Company’s annual report on Form 10-K as of that date. Accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2010.

Note 2	Revenue Recognition – Percentage-of-Completion – ITATS (“Intermediate Level TACAN Test Set”) (AN/ARM-206)

Due to the unique nature of the ITATS program, wherein a significant portion of this contract will not be delivered for over a year, revenues under this contract are recognized on a percentage-of-completion basis, which recognizes sales and profit as they are earned, rather than at the time of shipment.  This contract is nearing completion and a major portion of the revenues associated with this program have been recognized. Revenues and profits are estimated using the cost-to-cost method of accounting where revenues are recognized and profits recorded based upon the ratio of costs incurred to estimate of total costs at completion. The ratio of costs incurred to date to the estimate of total costs at completion is applied to the contract value to determine the revenues and profits. When adjustments in estimated contract revenues or estimated costs at completion are required, any changes from prior estimates are recognized by recording adjustments in the current period for the inception-to-date effect of the changes on current and prior periods. The Company also receives progress billings on this program, which is a funding mechanism by the government to assist contractors on long-term contracts prior to delivery. (See Critical Accounting Policies – Revenue Recognition). These progress payments are applied to Unbilled Government Receivables resulting from revenues recognized under percentage-of-completion accounting.

Note 3                      Accounts Receivable, net

The following table sets forth the components of accounts receivable:

	June 30, 2010	March 31, 2010

Government	$531,209	$735,184
Commercial	351,495	243,878
Less: Allowance for doubtful accounts	(39,919)	(39,919)

	$842,785	$939,143

TEL-INSTRUMENT ELECTRONICS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 4            Inventories, net

                     Inventories consist of:

	June 30, 2010	March 31, 2010

Purchased parts	$1,399,441	$1,432,782
Work-in-process	1,326,933	1,142,851
Finished goods	60,550	76,594
Less: Inventory reserve	(425,000)	(410,000)

	$2,361,924	$2,242,227

Note 5                      Earnings (Loss) Per Share

Financial Accounting Standards Board (“FASB”) ASC 260 (Prior authoritative Financial Accounting SFAS No. 128, "Earnings Per Share") requires presentation of basic earnings per share ("basic EPS") and diluted earnings per share ("diluted EPS").

The Company’s basic income (loss) per common share is based on net income (loss) for the relevant period, divided by the weighted average number of common shares outstanding during the period.  Diluted income (loss) per common share is based on net income (loss), divided by the weighted average number of common shares outstanding during the period, including common share equivalents, such as outstanding stock options. Diluted loss per share for the periods ended June 30, 2010 and 2009 do not include common stock equivalents, as these stock equivalents would be anti-dilutive.

	Three Months Ended	Three Months Ended
	June 30, 2010	June 30, 2009
Basic net loss per share computation:
Net loss attributable to common stockholders	$(275,412)	$(408,731)
Weighted-average common shares outstanding	2,615,625	2,478,761
Basic net loss per share attributable to common stockholders	$(0.11)	$(0.16)
Diluted net loss per share computation
Net loss attributable to common stockholders	$(275,412)	$(408,731)
Weighted-average common shares outstanding	2,615,625	2,478,761
Incremental shares attributable to the assumed exercise of outstanding stock options	-	-
Total adjusted weighted-average shares	2,615,625	2,478,761
Diluted net loss per share attributable to common stockholders	$(0.11)	$(0.16)

TEL-INSTRUMENT ELECTRONICS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 6                       Stock Options

The Company adopted the FASB ASC 718, utilizing the modified prospective method. FASB ASC 718 requires the measurement of stock-based compensation based on the fair value of the award on the date of grant.. Under the modified prospective method, the provisions of ASC 718 apply to all awards granted after the date of adoption. The Company recognizes compensation cost on awards on a straight-line basis over the vesting period, typically four years. As a result of adopting ASC 718, operations was charged $23,665 and $17,705 for three months ended June 30, 2010 and 2009, respectively. The Company estimates the fair value of each option using the Black Scholes option-pricing model with the following weighted-average assumptions: expected dividend yield of 0.0%, risk-free interest rate of 1.98% to 2.31%, volatility at 40.74% to 40.76%, and an expected life of 5 years for the three months ended June 30, 2010;  expected dividend yield of 0.0%, risk-free interest rate of 2.09% to 2.74%, volatility at 42.09% to 43.06%, and an expected life of 5 years for the three months ended June 30, 2009.  The Company estimates forfeiture rate based on historical data. Based on an analysis of historical information, the Company has applied a forfeiture rate of 8%.

Note 7                      Segment Information

In accordance with FASB ASC 280, “Disclosures about Segments of an Enterprise and related information”, the Company determined it has three reportable segments - avionics government, avionics commercial and marine systems.  There are no inter-segment revenues.

The Company is organized primarily on the basis of its avionics products.  The avionics government segment consists primarily of the design, manufacture, and sale of test equipment to the U.S. and foreign governments and militaries either directly or through distributors.  The avionics commercial segment consists of design, manufacture, and sale of test equipment to domestic and foreign airlines, directly or through commercial distributors, and to general aviation repair and maintenance shops. The Company develops and designs test equipment for the avionics industry and as such, the Company’s products and designs cross segments. The marine systems segment consists of sales to hydrographic, oceanographic, researchers, engineers, geophysicists, and surveyors, which terminated operations in fiscal year 2010.

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

TEL-INSTRUMENT ELECTRONICS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 7                      Segment Information (continued)

The table below presents information about reportable segments within the avionics business for the periods ending June 30, 2010 and 2009:

Three Months Ended June 30, 2010	Avionics Gov’t	Avionics Comm’l.	Avionics Total	Marine Systems	Corporate Items	Total
Net sales	$ 1,848,473	$ 606,807	$ 2,455,280	-	-	$ 2,455,280
Cost of Sales	_940,672	_432,228	1,372,900	-	-	1,372,900

Gross Margin	907,801	174,579	1,082,380	-	-	1,082,380

Engineering, research, and Development			757,346	-	-	757,346
Selling, general, and admin.			348,095	-	$ 409,949	758,044
Gain on sale of asset			-	-	(3,600)	(3,600)
Interest (income) expense,net					29,227	29,227
Total expenses			1,105,441	-	435,576	1,541,017

Income (loss) before income Taxes			$ (23,061)	-	$ (435,576)	$ (458,637)

Three Months Ended June 30, 2009	Avionics Gov’t	Avionics Comm’l.	Avionics Total	Marine Systems	Corporate Items	Total
Net sales	$ 1,891,240	$ 434,515	$ 2,325,755	$ 16,444	-	$ 2,342,199
Cost of Sales	_974,225	_283,441	1,257,666	6,071	-	1,263,737

Gross Margin	917,015	151,074	1,068,089	10,373	-	1,078,462

Engineering, research, and development			932,872	11,740	-	944,612
Selling, general, and admin.			308,854	150	$ 498,393	807,397
Interest (income) expense,net			7,102	-	-	7,102
Total expenses			1,248,828	11,890	498,393	1,759,111

Income (loss) before income taxes			$ (180,739)	$ (1,517)	$ (498,393)	$ (680,649)

Note 8                      Income Taxes

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

The tax effect of temporary differences, primarily net operating loss carryforwards, asset reserves and accrued liabilities, gave rise to the Company's deferred tax asset in the accompanying June 30, 2010 and March 31, 2010 consolidated balance sheets. Deferred income taxes are recognized for the tax consequence of such temporary differences at the enacted tax rate expected to be in effect when the differences reverse.

TEL-INSTRUMENT ELECTRONICS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 9           Fair Value Measurements

On September 2006, the FASB isssed FASB ASC 820-10, Fair Value Measurements and Disclosures, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS 157 were effective April 1, 2008. The FASB has also issued Staff Position (FSP) SFAS 157-2 (FSP No. 157-2), which delayed the effective date of SFAS 157 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008.

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

Cash, accounts receivable, accounts payable, and accrued expenses reflected in the consolidated balance sheets are a reasonable estimate of their fair value due to the shot-term nature of these instruments. The carrying value of the Company’s short-term borrowings is a reasonable estimate of its fair value as borrowings under the Company’s credit facility have variable rates that reflect currently available terms and conditions for similar debt. As of June 30, 2010 and March 31, 2010, the Company did not have any financial assets and liabilities measured at fair value on a recurring basis that would be subject to the disclosure provisions of SFAS 157.

TEL-INSTRUMENT ELECTRONICS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 10           Reclassifications

Certain prior year and period amounts have been reclassified to conform to the current period presentation.

Note 11           Litigation

On March 24, 2009, Aeroflex Wichita, Inc. (“Aeroflex”) filed a petition against the Company and two of its employees in the District Court, Sedgwick County, Kansas, Case No. 09 CV 1141 (the “Aeroflex Action”), alleging that the Company and its two employees misappropriated Aeroflex’s proprietary technology in connection with the Company winning a substantial contract from the U.S. Army (the “Award”), to develop new Mode-5 radar test sets and kits to upgrade the existing TS-4530 radar test sets to Mode 5. Aeroflex’s petition alleges that in connection with the award, the Company and its named employees misappropriated Aeroflex’s trade secrets; tortuously interfered with its business relationship; conspired to harm Aeroflex and tortuously interfered with its contract and seeks injunctive relief and damages. The gravamen of all the claims in the Aeroflex Action is that the Company misappropriated and used Aeroflex proprietary technology in winning the Award.

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

In December 2009, the Kansas court dismissed the Aeroflex civil suit against the Company. While this decision was based on jurisdictional issues, the ruling did note that Aeroflex, after discovery proceedings, did not provide any evidence that Tel or its employees misappropriated Aeroflex trade secrets. The Kansas ruling also referenced the Army’s findings, in its response to the General Accountability Office (“GAO”), which rejected Aeroflex’s claims and determined that Tel used its own proprietary technology on this program. Aeroflex has elected to appeal this Kansas decision and has agreed to stay any action against the two former employees until a decision is reached. Tel remains confident as to the outcome of this appeal and any potential follow-on litigation.

Note 12           New Accounting Pronouncements

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

TEL-INSTRUMENT ELECTRONICS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 12           New Accounting Pronouncements (continued)

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

In April, 2010, the FASB issued ASU 2010-17, “Revenue Recognition – Milestone Method.” ASU 2010-17 amends ASC 605 “Revenue Recognition” to provide guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. A vendor can recognize consideration that is contingent upon achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive. The amendments in this Update are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted.  The Company does not expect the adoption of ASU 2010-17 to have an effect on the Company’s financial statements.

Note 13        Subsequent Event

On or about July 22, 2010, three directors entered into agreements with the Company providing that, inter alia, if the Company needed additional capital at any time until September 30, 2010, the directors would purchase shares of common stock at the average closing price of the stock on the NYSE-Amex for the three days preceding the date the Company requested the capital. These agreements are limited as to the amount of capital the Company can request from the directors.

On July 26, the Company requested capital under this agreement and sold 7,462 shares of its Common Stock at the average closing price of $6.90 per share to a director pursuant to this agreement. The shares sold were restricted against transfer and were sold pursuant to the exemption from registration provided by Section 4 of the Securities Act of 1933.

Item 2.                    MANAGEMENT’S DISCUSSION AND ANALYSIS OF THE
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Forward Looking Statements

A number of the statements made by the Company in this report may be regarded as “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.

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

All predictions as to future results contain a measure of uncertainty and accordingly, actual results could differ materially.  Among the factors that could cause a difference are:  changes in the general economy; changes in demand for the Company’s products or in the cost and availability of its raw materials; the actions of its competitors; the success of our customers; technological change; changes in employee relations; government regulations; litigation, including its inherent uncertainty; difficulties in plant operations and materials; transportation, environmental matters; and other unforeseen circumstances.  A number of these factors are discussed in the Company’s filings with the Securities and Exchange Commission.

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

Item 2.                      MANAGEMENT’S DISCUSSION AND ANALYSIS OF THE
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

Item 2.                    MANAGEMENT’S DISCUSSION AND ANALYSIS OF THE
RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

General

Management’s discussion and analysis of results of operations and financial condition is intended to assist the reader in the understanding and assessment of significant changes and trends related to the results of operations and financial position of the Company together with its subsidiary.  This discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying financial notes and Management’s Discussion and Analysis in the Company’s Annual Report on Form 10-K for the year ended March 31, 2010.

Overview

Sales in the first quarter increased by approximately $113,000 over the same period in the prior fiscal year. Further sales increases for this quarter were held back by production delays and the timing of the receipt of export licenses. However, the units not shipped in the first quarter are expected to be shipped in the balance of this fiscal year in addition to the units originally scheduled for shipment during the year.

As predicted, operating expenses in the first quarter declined by approximately $240,000, or 14%, over the same period in the prior year primarily as a result of lower engineering costs due to two of the three key Company products nearing the completion of development. Both of these key new products are currently undergoing evaluation by the U.S. Navy. The Company believes that both products will be successfully evaluated and that upon successful completion of the evaluation, the Navy will exercise the remaining production options for the CRAFT AN/USM-708, and will allow the Company to begin production of the order for 102 units of the ITATS AN/ARM-206 already ready received.

The Company has also received $17 million of delivery orders from the U.S. Army for the TS-4530A program, and the Company expects to begin shipping the qualification units by the end of the calendar year, which the Army will use for testing and evaluation.

Also in July 2010, the Company received an additional order for 160 AN/USM-708 pilot production units with a contract value of $3.6 million. These units are scheduled to begin to ship in September 2010.

As a result of the foregoing, as well as projected sales of other products, the Company anticipates a substantial increase in revenues and solid profits in this fiscal year ending March 31, 2011.

At June 30, 2010 the Company’s backlog was approximately $25.4 million as compared to approximately $14.7 million at June 30, 2009. The backlog at June 30, 2010 includes only the amount of currently exercised delivery orders on open IDIQ contracts, and the Company’s backlog is expected to materially increase when the large volume production orders for the AN/USM-708; AN/USM-719; and AN/ARM-206 units are received.

The Company also has a line of credit from a bank, which expires October 30, 2010.  The agreement includes a borrowing base calculation tied to accounts receivable and inventories with a maximum availability of $1,000,000. At June 30, 2010 the Company had borrowed $750,000 against this line. As of June 30, 2010, the Company had no remaining availability under this line based upon receivables and inventories at June 30, 2010. However, the Company did have $250,000 of remaining availability at July 31, 2010 as a result of higher accounts receivable from the increased shipments in July. In August 2010 the Company borrowed an additional $150,000 against this line resulting in remaining availability of $100,000.

Item 2.                    MANAGEMENT’S DISCUSSION AND ANALYSIS OF THE
RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

On June 24, 2010, the Company entered into a non-binding term sheet with a private lender, providing that the Company and the Lender would negotiate an agreement for a five year loan to the Company for $2.5 million at an interest rate of 14% per year. The nonbinding term sheet provides for additional terms to be included in the agreement, usual to these kinds of agreements, including a provision for warrants to the lender to purchase common shares at an exercise price equal to the closing price of the common shares on the NYSE-Amex at the date of the closing of the loan agreement. In the event of certain major corporate events, the lender would have the right to require the Company to purchase the warrant or warrant shares at prices related to the market price of the shares or related to the Company’s operating income.

The final agreement is currently being negotiated by the parties. Although no assurance can be given, the Company is reasonably confident that an acceptable agreement can be concluded by the end of August 2010.

In December 2009, the Kansas court dismissed the Aeroflex civil suit against the Company. While this decision was based on jurisdictional issues, the ruling did note that Aeroflex, after discovery proceedings, did not provide any evidence that Tel or its employees misappropriated Aeroflex trade secrets. The Kansas ruling also referenced the Army’s findings, in its response to the General Accountability Office (“GAO”), which rejected Aeroflex’s claims and determined that Tel used its own proprietary technology on this program. Aeroflex has elected to appeal this Kansas decision and has agreed to stay any action against the two former employees until a decision is reached. Tel remains confident as to the outcome of this appeal.

Sales

For the first quarter ended June 30, 2010, total sales increased $113,081 (4.8%) to $2,455,280 as compared to $2,342,199 for the same quarter in the prior year. Avionics Government sales decreased $42,767 (2.3%) to $1,848,473 for the period as compared to $1,891,240 for the same period last year. The decrease in Avionics Government sales is primarily attributed to decreases in shipments of the TR-420, T-30CM, AN/APM-480 units and upgrades and the revenues associated with ITATS offset mostly by revenue increases associated with the US/USM-719 (CRAFT), US/USM-708 (CRAFT) and TS-4530A program.   Government sales have been impacted by delays in the receipt of several expected large orders as well as production delays and the receipt of export licenses for international shipment. Commercial sales increased $172,292 (39.7%) to $606,807 for the three months ended June 30, 2010 as compared to $434,415 in the same period in the prior year. This increase is due to the timing of orders and shipments related to the T-36C and the TR-220.  The Company continues to experience weakness in the commercial market and does not expect this growth in the commercial segment to continue.

Gross Margin

Gross margin increased $3,918 (0.4%) to $1,082,380 for the three months ended June 30, 2010 as compared to $1,078,462 for the same three months in the prior fiscal year.  The gross margin percentage for the three months ended June 30, 2010 was 44.1% as compared to 46.0% for the three months ended June 30, 2009. This change in gross margin dollars and gross margin percentage is a result of a change in mix of products sold.

Item 2.                    MANAGEMENT’S DISCUSSION AND ANALYSIS OF THE
RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

Results of Operations (continued)

Operating Expenses

Selling, general and administrative expenses decreased $49,353 (6.1%) to $758,044 for the three months ended June 30, 2010, as compared to $807,397 for the three months ended June 30, 2009. This decrease is attributed mainly to a decrease in legal fees associated with the litigation offset partly by an increase in outside commissions.

Engineering, research and development expenses decreased $187,266 (19.8%) to $757,346 for three months ended June 30, 2010 as compared to $944,612 for the three months ended June 30, 2009, primarily as a result of reduced outside contractor expenses associated with the near completion of major programs. Engineering, research and development expenses are mostly attributed to efforts related to the TS-4530 and CRAFT programs.

Other Income (Expense), net

Interest expense increased as a result of increased cumulative borrowings on the line of credit, increased interest expenses associated with the officers’ subordinated notes, and higher interest rate associated with the line of credit. Amortization of debt discount is in connection with the stock options issued in conjunction with the officers’ subordinated notes.

Loss before Income Taxes

As a result of the above, the Company recorded a loss before income taxes of $458,637 for the quarter ended June 30, 2010 as compared to a loss before income taxes of $680,649 for the quarter ended June 30, 2009.

Income Taxes

An income tax benefit of $183,225 was recorded for the three months ended June 30, 2010 as compared to $271,918 for the quarter ended June 30, 2009. The change is due to the lower loss before taxes for the quarter ended June 30, 2010. These amounts represent the effective federal and state tax rate of approximately 40% on the Company’s net income or loss before taxes.

Net Loss

As a result of the above, the Company recorded a net loss of $275,412 for the quarter ended June 30, 2010 as compared to a net loss of $408,731 for the quarter ended June 30, 2009.

Liquidity and Capital Resources

At June 30, 2010, the Company had working capital of $2,006,893 as compared to $2,319,588 at March 31, 2010. For the three months ended June 30, 2010, the Company used $91,408 in cash for operations as compared to using $274,228 in cash for operations for the three months ended June 30, 2009. This is primarily attributed to the increase in progress billings, the lower loss from operations, and the lower increase in accrued expenses and accrued government receivables offset by an increase in inventories and the decrease in accounts payable.

Item 2.                    MANAGEMENT’S DISCUSSION AND ANALYSIS OF THE
RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

Liquidity and Capital Resources (continued)

Net cash used in investing activities was $83,201 for the three months ended June 30, 2010 from $11,313 for the three months ended June 30, 2009 due to the increase in purchases of equipment.

Net cash provided by financing activities for the three months ended June 30, 2010 was $156,075 as compared to $150,000 for the three months ended June 30, 2009. The Company borrowed $150,000 from the line of credit in both periods.

At June 30, 2010 the Company’s backlog was approximately $25.4 million as compared to approximately $14.7 million at June 30, 2009. The backlog at June 30, 2010 includes only the amount of currently exercised delivery orders on open IDIQ (indefinite delivery/indefinite quantity) contracts, and the Company’s backlog is expected to materially increase when the large volume production orders for the AN/USM-708; AN/USM-719; and AN/ARM-206 units are received.

The Company also has a line of credit from a bank, which expires October 30, 2010.  The agreement includes a borrowing base calculation tied to accounts receivable and inventories with a maximum availability of $1,000,000. At June 30, 2010 the Company had outstanding balances of $750,000. As of June 30, 2010, the Company had no remaining availability under this line based upon receivables and inventories at June 30, 2010. However, the Company does have remaining availability at July 31, 2010 as a result of higher accounts receivable from the increased shipments in July. In August 2010 the Company borrowed an additional $150,000 against this line.

On June 24, 2010, the Company entered into a non-binding term sheet with a private lender, providing that the Company and the Lender would negotiate an agreement for a five year loan to the Company for $2.5 million at an interest rate of 14% per year. The nonbinding term sheet provides for additional terms to be included in the agreement, usual to these kinds of agreements, including a provision for warrants to the lender to purchase common shares at an exercise price equal to the closing price of the common shares on the NYSE-Amex at the date of the closing of the loan agreement. In the event of certain major corporate events, the lender would have the right to require the Company to purchase the warrant or warrant shares at prices related to the market price of the shares or related to the Company’s operating income.

The final agreement is currently being negotiated by the parties. Although no assurance can be given, the Company is reasonably confident that an acceptable agreement can be concluded by the end of August 2010.

On certain government contracts the Company has been granted progress payments from the government, which allows the Company to bill and collect a portion of its incurred costs on long-term programs before shipment of units, thus helping to fund the costs of these programs.

There was no significant impact on the Company’s operations as a result of inflation for the three months ended June 30, 2010.  These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended March 31, 2010.

Item 4 (T).           Controls and Procedures

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)).  Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There was no change in the Company’s internal control over financial reporting during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II.                Other Information

Item 1.                Legal Proceedings

                            See discussion in Item 3 of the Company's Report on Form 10-K for the fiscal year ended March 31, 2010, Note 11 to the Financial Statements above, and under
                            Management's Analysis and Discussion of the Results of Operations - Overview included in this report.

Item 2.                Unregistered Sales of Equity Securities and Use of Proceeds

On or about July 22, 2010, three directors entered into agreements with the Company providing that, inter alia, if the Company needed additional capital at any time        until September 30,2010, the directors would purchase shares of common stock at the average closing price of the stock on the NYSE-Amex for the three days preceding the date the Company requested the capital. These agreements are limited as to the amount of capital the Company can request from the directors.

On July 26, the Company requested capital under this agreement and sold 7,462 shares of its Common Stock at the average closing price of $6.90 per share to a director pursuant to this agreement. The shares sold were restricted against transfer and were sold pursuant to the exemption from registration provided by Section 4 of the Securities Act of 1933.

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

                         TEL-INSTRUMENT ELECTRONICS CORP.

Date:           August 23, 2010                                                                                        By:   /s/  Harold K. Fletcher
                                 Harold K. Fletcher
                                 CEO

Date:   August 23, 2010                                                                                                By:  /s/   Joseph P. Macaluso
                                                                                                                                                         Joseph P. Macaluso
                                 Principal Accounting Officer