Form 10-Q
period 2010-09-30
TEL INSTRUMENT ELECTRONICS CORP
filed 2010-11-15
CIK 96885

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
                                                     ________________________________________

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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
 Yes     X       No _____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐                                                                                                   Accelerated filer                    ☐
Non-accelerated filer    ☐                                                                                                   Smaller reporting company  ☒
                                        (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes_____   No _____

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Act).  Yes _____   No __X__

                                                                   Indicate the number of shares outstanding of the issuer's common stock, as of the latest practical date:
                                                                                        2,625,323 shares of Common stock, $.10 par value as of November 5, 2010.

TEL-INSTRUMENT ELECTRONICS CORPORATION
TABLE OF CONTENTS

PAGE

         Part I – Financial Information

Item 1.                     Condensed Consolidated Financial Statements (Unaudited):

 Condensed Consolidated Balance Sheets
 September 30, 2010 and March 31, 2010                                                                                                                                                                                    2

 Condensed Consolidated Statements of Operations -
 Three and Six Months Ended September 30, 2010 and 2009                                                                                                                                                  3

 Condensed Consolidated Statements of Cash Flows -
 Six Months Ended September 30, 2010 and 2009                                                                                                                                                                     4

 Notes to Condensed Consolidated Financial Statements                                                                                                                                                      5-13

Item 2.           Management’s Discussion and Analysis of the Results of
                      Operations and Financial Condition                                                                                                                                                                                                  14-20

Item 4.           Controls and Procedures                                                                                                                                                                                                                     21

                      Part II – Other Information

Item 1.           Legal Proceedings                                                                                                                                                                                                                                21

Item 2.           Unregistered sales of Equity Securities and Use of Proceeds                                                                                                                                                      21

Item 6.           Exhibits                                                                                                                                                                                                                                                  21

                      Signatures                                                                                                                                                                                                                                              22

                      Certifications

                                                                                                                                  i

Item 1 - Financial Statements

TEL-INSTRUMENT ELECTRONICS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2010	March 31, 2010
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$488,306	$173,048
Accounts receivable, net	2,031,624	939,143
Unbilled government receivables	1,491,111	1,491,111
Inventories, net	3,411,764	2,242,227
Prepaid expenses and other	82,759	87,535
Deferred debt expense	108,320	-
Deferred income tax asset	1,479,076	1,234,788
Total current assets	9,092,960	6,167,852

Equipment and leasehold improvements, net	341,106	336,131
Deferred income tax asset – non-current	1,176,223	1,176,223
Deferred debt expense – long-term	427,266	-
Other assets	45,829	54,131
Total assets	$11,083,384	$7,734,337

LIABILITIES & STOCKHOLDERS’ EQUITY

Current liabilities:
Line of credit	-	600,000
Current portion of long-term debt	39,405
Subordinated notes payable-related parties, net of debt discount	238,461	226,923
Accounts payable	1,934,063	1,145,572
Progress Billings	515,502	69,412
Deferred revenues	29,755	50,279
Accrued payroll, vacation pay and payroll taxes	566,312	420,572
Accrued expenses	1,656,775	1,335,506
Total current liabilities	4,980,273	3,848,264

Long-term debt, net of debt discount	2,195,723	-
Warranty liability	281,656	-
Deferred revenues	22,069	27,957
Total liabilities	7,479,721	3,876,221

Commitments

Stockholders' equity:
Common stock, par value $.10 per share, 2,625,323 and 2,615,361 issued and outstanding as of September 30, 2010 and March 31, 2010, respectively	262,532	261,536
Additional paid-in capital	5,589,048	5,481,091
Accumulated deficit	(2,247,917)	(1,884,511)
Total stockholders' equity	3,603,663	3,858,116
Total liabilities and stockholders' equity	$11,083,384	$7,734,337
See accompanying notes to condensed consolidated financial Statements

TEL-INSTRUMENT ELECTRONICS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30, 20100	September 30, 2009	September 30, 2010	September 30, 2009

Net sales	$3,055,933	$2,411,111	$5,511,213	$4,753,310
Cost of sales	1,586,698	1,163,459	2,959,598	2,427,196

Gross margin	1,469,235	1,247,652	2,551,615	2,326,114

Operating expenses:
Selling, general and administrative	692,631	710,809	1,450,675	1,518,206
Engineering, research and development	861,090	827,552	1,618,436	1,772,164
Total operating expenses	1,553,721	1,538,361	3,069,111	3,290,370

Loss from operations	(84,486)	(290,709)	(517,496)	(964,256)

Other income (expense):
Amortization of debt discount	(8,745)	-	(14,514)	-
Amortization of debt expense	(6,018)	-	(6,018)	-
Gain on sale of capital asset	-	-	3,600	-
Interest income	101	123	148	493
Interest expense	(47,194)	(11,525)	(70,699)	(18,996)

Loss before income taxes	(146,342)	(302,111)	(604,979)	(982,759)

Income tax benefit	(58,348)	(120,693)	(241,573)	(392,610)

Net loss	(87,994)	(181,418)	(363,406)	(590,149)

Basic and diluted loss per common share	$(0.03)	$(0.07)	$(0.14)	$(0.24)

Weighted average shares outstanding:
Basic and diluted	2,622,415	2,504,794	2,619,038	2,491,848

See accompanying notes to condensed consolidated financial statements

TEL-INSTRUMENT ELECTRONICS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months ended
	September 30, 2010	September 30, 2009
Cash flows from operating activities:
Net loss	$(363,406)	$(590,149)
Adjustments to reconcile net loss to net cash used in operating activities:
Deferred income taxes	(244,288)	(396,383)
Depreciation and amortization	109,447	90,580
Gain on sale of asset	(3,600)
Non-cash stock-based compensation	49,028	36,149

Changes in assets and liabilities:
(Increase) decrease in accounts receivable, net	(1,092,481)	2,674
Increase in unbilled government receivables	-	(175,730)
(Increase) decrease in inventories	(1,169,537)	543,854
Decrease in prepaid expenses & other	4,776	18,870
Decrease in other assets	8,302	1,497
Increase (decrease) increase in accounts payable	788,491	(8,334)
Increase (decrease) in accrued payroll, vacation pay and payroll taxes	145,740	(8,695)
Decrease in deferred revenues	(26,412)	(4,836)
Increase in progress billings	446,090	-
Decrease in accrued expenses	321,269	(317,498)
Net cash used in operating activities	(1,026,581)	(808,001)

Cash flows from investing activities:
Proceeds from the sale of capital asset	3,600	-
Purchases of equipment	(93,890)	(16,108)
Net cash used in investing activities	(90,290)	(16,108)

Cash flows from financing activities:
Proceeds from the issuance of common stock	50,000	359,470
Proceeds from the exercise of stock options	9,925	170,415
Proceeds from long-term debt	2,500,000	-
Expenses associated with long-term debt	(527,796)	-
Proceeds from borrowings from line of credit	400,000
Repayment of line of credit	(1,000,000)	150,000
Net cash provided by financing activities	1,432,129	679,885

Net increase (decrease) in cash and cash equivalents	315,258	(144,224)
Cash and cash equivalents at beginning of period	173,048	601,887
Cash and cash equivalents at end of period	$488,306	$457,663

Taxes paid	$-	$3,470
Interest paid	$49,221	$9,656

See accompanying notes to condensed consolidated financial statements

     TEL-INSTRUMENT ELECTRONICS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1                      Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of Tel-Instrument Electronics Corp. as of September 30, 2010, the results of operations for the three and six months ended September 30, 2010 and September 30, 2009, and statements of cash flows for the six months ended September 30, 2010 and September 30, 2009.  These results are not necessarily indicative of the results to be expected for the full year.

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

Note 3                      Accounts Receivable, net

The following table sets forth the components of accounts receivable:

	September 30, 2010	March 31, 2010

Government	$1,737,983	$735,184
Commercial	330,311	243,878
Less: Allowance for doubtful accounts	(36,670)	(39,919)

	$2,031,624	$939,143

TEL-INSTRUMENT ELECTRONICS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 4            Inventories, net

Inventories consist of:

	September 30, 2010	March 31, 2010

Purchased parts	$2,136,743	$1,432,782
Work-in-process	1,626,487	1,142,851
Finished goods	78,534	76,594
Less: Inventory reserve	(430,000)	(410,000)

	$3,411,764	$2,242,227

Note 5                      Earnings (Loss) Per Share

Financial Accounting Standards Board (“FASB”) ASC 260 (Prior authoritative Financial Accounting SFAS No. 128, "Earnings Per Share") requires presentation of basic earnings per share ("basic EPS") and diluted earnings per share ("diluted EPS").

The Company’s basic income (loss) per common share is based on net income (loss) for the relevant period, divided by the weighted average number of common shares outstanding during the period.  Diluted income (loss) per common share is based on net income (loss), divided by the weighted average number of common shares outstanding during the period, including common share equivalents, such as outstanding stock options. Diluted loss per share for the periods ended September 30, 2010 and 2009 do not include common stock equivalents, as these stock equivalents would be anti-dilutive.

	Three Months Ended	Three Months Ended
	September 30, 2010	September 30, 2009
Basic and diluted net loss per share computation:
Net loss attributable to common stockholders	$(87,994)	$(181,418)
Weighted-average common shares outstanding	2,622,415	2,504,794
Basic and diluted net loss per share attributable to common stockholders	$(0.03)	$(0.07)

	Six Months Ended	Six Months Ended
	September 30, 2010	September 30, 2009
Basic and diluted net loss per share computation:
Net loss attributable to common stockholders	$(363,406)	$(590,149)
Weighted-average common shares outstanding	2,619,38	2,491,848
Basic and diluted net loss per share attributable to common stockholders	$(0.14)	$(0.24)

TEL-INSTRUMENT ELECTRONICS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 6           Stock Options

The Company adopted the FASB ASC 718, utilizing the modified prospective method. FASB ASC 718 requires the measurement of stock-based compensation based on the fair value of the award on the date of grant. Under the modified prospective method, the provisions of ASC 718 apply to all awards granted after the date of adoption. The Company recognizes compensation cost on awards on a straight-line basis over the vesting period, typically four years. As a result of adopting FASB ASC 718-10, operations were charged $25,363 and $18,444 and $49,028 and $36,149 for three and six months ended September 30, 2010 and 2009, respectively. The Company estimates the fair value of each option using the Black Scholes option-pricing model with the following weighted-average assumptions: expected dividend yield of 0.0%, risk-free interest rate of 1.36% to 2.31%, volatility at 39.84% to 41.11%, and an expected life of 5 years for the six months ended September 30, 2009;  expected dividend yield of 0.0%, risk-free interest rate of 2.09% to 2.74%, volatility at 38.71% to 43.06%, and an expected life of 5 years for the six months ended September 30, 2010. The Company estimates the forfeiture rate based on historical data. Based on an analysis of historical information, the Company has applied a forfeiture rate of 8%.

Note 7                      Segment Information

In accordance with FASB ASC 280, “Disclosures about Segments of an Enterprise and related information”, the Company determined it has three reportable segments - avionics government, avionics commercial, and until March 31, 2010, marine systems.  There are no inter-segment revenues.

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

TEL-INSTRUMENT ELECTRONICS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 7                      Segment Information (continued)

The table below presents information about reportable segments for the periods ending September 30, 2010 and 2009:

Three Months Ended September 30, 2010	Avionics Gov’t	Avionics Comm’l.	Avionics Total	Marine Systems	Corporate Items	Total
Net sales	$2,397,847	$658,086	$3,055,933	-	-	$3,055,933
Cost of Sales	_1,179,606	_407,092	1,586,698	-	-	1,586,698

Gross Margin	1,218,241	250,994	1,469,235	-	-	1,469,235

Engineering, research, and Development			861,090	-	-	861,090
Selling, general, and admin.			347,704	-	$344,927	692,631
Gain on sale of asset			-	-	-	-
Amortization					14,763	14,763
Interest (income) expense,net			-		47,093	47,093
Total expenses			1,208,794	-	406,783	1,615,577

Loss before income taxes			$260,441	-	$(406,783)	$(146,342)

Three Months Ended September 30, 2009	Avionics Gov’t	Avionics Comm’l.	Avionics Total	Marine Systems	Corporate Items	Total
Net sales	$1,798,305	$586,049	$2,384,354	$26,757	-	$2,411.,111
Cost of Sales	_788,216	_371,889	1,160,105	3,354	-	1,163,459

Gross Margin	1,010,089	214,160	1,224,249	23,403	-	1,247,652

Engineering, research, and development			815,203	12,349	-	827,552
Selling, general, and admin.			362,500	91	$348,218	710,809
Interest (income) expense,net			-	-	11,402	11,402
Total expenses			1,177,703	12,440	359,620	1,549,763
7
Loss before income taxes			$46,546	$10,963	(359,620)	$(302,111)

Six Months Ended September 30, 2010	Avionics Gov’t	Avionics Comm’l.	Avionics Total	Marine Systems	Corporate Items	Total
Net sales	$4,246,320	$1,264,893	$5,511,213	-	-	$5,551,213
Cost of Sales	_2,120,278	_839,320	2,959,598	-	-	2,959,598

Gross Margin	2,126,042	425,573	2,551,615	-	-	2,551,615

Engineering, research, and Development			1,618,436	-	-	1,618,436
Selling, general, and admin.			695,799	-	$754,876	1,450,675
Gain on sale of asset			-	-	(3,600)	(3,600)
Amortization					20,532	20,237
Interest expense,net			-	-	70,551	70,551
Total expenses			2,314,235	-	842,349	3,156,594

Loss before income taxes			$237,380	-	$(842,349)	$(604,979)

Six Months Ended September 30, 2009	Avionics Gov’t	Avionics Comm’l.	Avionics Total	Marine Systems	Corporate Items	Total
Net sales	$3,689,545	$1,020,564	$4,710,109	$43,201	-	$4,753,310
Cost of Sales	_1,762,441	_655,330	2,417,771	9,425	-	2,427,196

Gross Margin	1,927,104	365,234	2,292,338	33,776	-	2,326,114

Engineering, research, and development			1,748,075	24,089	-	1,772,164
Selling, general, and admin.			860,893	240	$657,073	1,518,206
Interest (income) expense,net			-	-	18,503	18,503
Total expenses			2,608,968	24,329	675,576	3,308,873

Loss before income taxes			$(316,630)	$9,447	$(675,576)	$(982,759)

TEL-INSTRUMENT ELECTRONICS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

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

The tax effect of temporary differences, primarily net operating loss carryforwards, asset reserves and accrued liabilities, gave rise to the Company's deferred tax asset in the accompanying September 30, 2010 and March 31, 2010 consolidated balance sheets. Deferred income taxes are recognized for the tax consequence of such temporary differences at the enacted tax rate expected to be in effect when the differences reverse.

Note 9           Fair Value Measurements

On September 2006, the FASB issued FASB ASC 820-10, Fair Value Measurements and Disclosures, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of ASC 820-10 are effective for fiscal periods after 2008. The FASB has also issued a Staff Position (FSP) , which delayed the effective date of ASC 820-10 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008.

As defined in ASC 820-10, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. The Company classifies fair value balances based on the observability of those inputs. ASC 820-10 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurement).

The three levels of the fair value hierarchy defined by ASC 820-10 are as follows:

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

                                                                                                                      TEL-INSTRUMENT ELECTRONICS CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 9           Fair Value Measurements (continued)

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
The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as of September 30, 2010 and March 31, 2010. As required by FASB ASC 820-10, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

September 30, 2010	Level I	Level II	Level III	Total
Total Assets	$ -	$ -	$ -	$ -

Warrant liability	-	-	281,656	281,656
Total Liabilities	$-	$-	$281,656	$281,656

March 31, 2010	Level I	Level II	Level III	Total
Total Assets	$ -	$ -	$ -	$ -

Total Liabilities	$-	$-	$-	$-

TEL-INSTRUMENT ELECTRONICS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 9           Fair Value Measurements (continued)

We adopted  the guidance of ASC 815, which requires that our warrant be accounted for as a derivative instrument and that we mark the value of our warrant liability to market and recognize the change in valuation in our statement of operations each reporting period. Determining the warrant liability to be recorded requires us to develop estimates to be used in calculating the fair value of the warrant. The fair value of the warrant is calculated using the Black-Scholes valuation model. The Black-Scholes model requires estimates to be made of the expected volatility of the Company’s stock and a risk-free interest rate, the yield on zero-coupon U.S. Treasury securities is used.

The common stock warrants were not issued with the intent of effectively hedging any future cash flow, fair value of any asset, liability or any net investment in a foreign corporation. The warrants do not qualify for hedge accounting, and, as such, all changes in the fair value of these warrants are recognized currently in the statement of operations until such time as the warrants are exercised or expired. These common stock warrants do not trade in an active securities market, and, as such, we estimate the fair value of these warrants using the Black-Scholes options model using the following assumptions:

September 30, 2010

Risk free interest rate                                                      2.81%

Expected life in years                                                              9

Expected volatility                                                         28.51%

Note 10           Reclassifications

Certain prior year and period amounts have been reclassified to conform to the current period presentation.

Note 11           Litigation

On March 24, 2009, Aeroflex Wichita, Inc. (“Aeroflex”) filed a petition against the Company and two of its employees in the District Court, Sedgwick County, Kansas, Case No. 09 CV 1141 (the “Aeroflex Action”), alleging that the Company and its two employees misappropriated Aeroflex’s proprietary technology in connection with the Company winning a substantial contract from the U.S. Army (the “Award”), to develop new Mode-5 radar test sets and kits to upgrade the existing TS-4530 radar test sets to Mode 5. Aeroflex’s petition alleges that in connection with the award, the Company and its named employees misappropriated Aeroflex’s trade secrets; tortuously interfered with its business relationship; conspired to harm Aeroflex and tortiously interfered with its contract and seeks injunctive relief and damages. The central basis of all the claims in the Aeroflex Action is that the Company misappropriated and used Aeroflex proprietary technology in winning the Award.

In February 2009, subsequent to the Award to the Company, Aeroflex filed a protest of the Award with the Government Accounting Office (“GAO”). In its protest, Aeroflex alleged, inter alia, that the Company used Aeroflex’s proprietary technology in order to win the Award, the same material allegations as were later alleged in the Aeroflex Action. On or about March 17, 2009, the Army Contracts Attorney and the Army Contacting Officer each field a statement with the GAO, expressly rejecting Aeroflex's allegations that the Company used or infringed Aeroflex proprietary technology in winning the Award, and concluding that the Company had used only its own proprietary technology.  On April 6, 2009, Aeroflex withdrew its protest.

TEL-INSTRUMENT ELECTRONICS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 11           Litigation (continued)

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

In January 2010, the FASB issued Accounting Standards Update No. 2010-06, Fair Value Measurements and Disclosures (the “Update”), which provides amendments to Accounting Standards Codification 820-10 (Fair Value Measurements and Disclosures – Overall Subtopic) of the Codification.  The Update requires improved disclosures about fair value measurements.  Separate disclosures need to be made of the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements along with a description of the reasons for the transfers.  Also, disclosure of activity in Level 3 fair value measurements needs to be made on a gross basis rather than a net basis.  The Update also requires: (1) fair value measurement disclosures for each class of assets and liabilities, and (2) disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements, which are required for fair value measurements that fall in either Level 2 or Level 3.  The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the Level 3 activity disclosures, which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  The Company has complied with the new disclosure requirements.

TEL-INSTRUMENT ELECTRONICS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 13        Long-Term Debt

In September 2010 the Company entered into an agreement with BCA Mezzanine Fund LLP (“BCA”) to loan the Company $2.5 million in the form of a Promissory Note (“the “Note”). The Company incurred expenses of $541,604 in connection with this loan, including legal fees, investment banking fees and other transaction fees. These expenses are included as deferred debt expense in the accompanying balance sheet, and these expenses will be amortized over the term of the loan. The features of the note are as follows:

1.
The Note has a term of five (5) years with an interest rate of 14% on the outstanding principal amount. Payments for the first year are interest only, and after the first year the Company will make monthly payments of approximately $69,000 for the remaining term of the loan.

2.
 The Company issued BCA  a nine-year warrant for 136,090 shares, based upon 4.5% of the fully –diluted outstanding shares of the Company’s common stock at $6.70 per share, the average closing price over the three days preceding the closing on the NYSE-Amex Exchange. In the event of specific major corporate events or the maturity of the five-year loan, BCA can require the Company to purchase the warrant and warrant shares at the higher of the then Exchange market price or five times operating income per share. In connection with the warrant issued in conjunction with this debt, the Company recorded a debt discount and warrant liability of $267,848, which will be marked to fair value at the end of each period (see Note 9). The debt discount is to be amortized over the life of the loan.

3.	Loan provisions also contain customary representations and warranties.
4.	BCA has a lien on all of the Company’s assets.
5.	Provisions of the loan also include certain financial covenants that the Company must comply with, beginning December 31, 2010.

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

Overview

As previously reported, the Company concluded a loan agreement in September 2010 in order to raise additional funding to support the increasing volume of sales and as a bridge to the anticipated higher sales and cash flow commencing in the latter part of this fiscal year. The $2.5 million loan agreement with BCA Mezzanine Fund L.P. is a five year loan at 14% per year, payable interest only in the first year at approximately $29,000 per month, and thereafter payments will be approximately $69,000 monthly until paid. The loan is described in Note 13 to the Financial Statements.

The Company used the loan proceeds to repay its bank loan,  pay accounts payable, and working capital needs to fund increases in inventories and accounts receivable. As a result, the Company increased working capital by approximately $1.8 million as it replaced the bank loan, classified as a current liability, with the BCA Loan, which is mostly classified as long-term debt. The Company believes that it now has adequate funding to support the anticipated substantial increase in sales.

Shareholder equity declined by approximately $254,000 during the six months ended September 30, 2010 as the loss for the year was partially offset by proceeds from the issuance of additional common stock. The stock was sold pursuant to the exercise of outstanding employee stock options, and director purchases at the closing market price of the common stock on the NYSE Amex on the date of purchase.

Sales for the quarter ended September 30, 2010 increased $644,822 (26.7%) over the same period in the prior fiscal year to $3,055,933 and the operating loss declined to $84,486 as compared to $290,709 for the quarter ended September 30, 2009.

At September 30, 2010 the Company’s backlog was approximately $32.8 million as compared to approximately $18.3 million at September 30, 2009. Recently, the Company received orders, included in the aforementioned backlog, for approximately $6.5 million, most of which will be shipped in the current fiscal year.

Two of the Company’s key new products are currently undergoing evaluation by the U.S. Navy. The Company believes that both products will be successfully evaluated and that upon successful completion of the evaluation, the Navy will exercise the remaining production options for the CRAFT AN/USM-708, and will allow the Company to begin production of the order for 102 units of the ITATS AN/ARM-206 already received.

Item 2.                    MANAGEMENT’S DISCUSSION AND ANALYSIS OF THE
RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

Overview (continued)

The Company has also received $17 million of delivery orders from the U.S. Army for the TS-4530A program, and the Company expects to begin shipping the qualification units in the next several months.

As a result of the foregoing, as well as projected sales of other products, the Company anticipates a substantial increase in revenues and solid profits in this fiscal year ending March 31, 2011.

As previously reported, on July 30, 2010, Tel received a letter from the staff of the NYSE Amex that, based on the Tel’s financial statements, Tel was no longer in compliance with the Exchange’s requirement for continued listing of its shares under Section 1009 of the Exchange’s rules.  Tel is not in compliance with the listing requirements as its reported stockholders’ equity at March 31, 2010 was $3.85 million as compared to the $4.0 million minimum requirement. Pursuant to Exchange rules, the Company’s stock continues to be listed for trading, and the Company furnished the Exchange with a specific plan of how it will return to compliance on or before January 30, 2012.

On October 18, 2010 the NYSE Amex accepted the Company’s proposed plan to return to compliance with the minimum stockholder equity requirement by January 30, 2012. Based upon the information provided by the Company, the Exchange has determined that the Company has made a reasonable demonstration of its ability to regain compliance with Section 1009 of the Company Guide by January 30, 2012. Based on this, the Exchange will continue the listing of the Company.

The Exchange will periodically review the Company for compliance with the Plan. If the Company does not show progress consistent with the Plan, the Exchange Staff will review the circumstances and could commence delisting proceedings. The Company is confident that it will achieve its objectives and maintain its listing on the NYSE Amex.

In December 2009, the Kansas court dismissed the Aeroflex civil suit against the Company. While this decision was based on jurisdictional issues, the ruling did note that Aeroflex, after discovery proceedings, did not provide any evidence that Tel or its employees misappropriated Aeroflex trade secrets. The Kansas ruling also referenced the Army’s findings, in its response to the General Accountability Office, which rejected Aeroflex’s claims and determined that Tel used its own proprietary technology on this program. Aeroflex has elected to appeal this Kansas decision and has agreed to stay any action against the two former employees until a decision is reached. Tel remains confident as to the outcome of this appeal. See Note 11 to the Financial Statements.

Item 2.                    MANAGEMENT’S DISCUSSION AND ANALYSIS OF THE
RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

Results of Operations (continued)

Sales

For the quarter ended September 30, 2010, total sales increased $644,822 (26.7%) to $3,055,933 as compared to $2,411,111 for the same quarter in the prior year. Avionics Government sales increased $599,542 (33.3%) to $2,397,847 for the period as compared to $1,798,305 for the same period last year. This increase in Avionics Government sales is primarily attributed to AN/APM-719 units partially offset by a decline in sales of the TR-420. Commercial sales increased $72,037 (12.3%) to $658,086 for the three months ended September 30, 2010 as compared to $586,049 in the same period in the prior year.  This increase is due to the timing of orders and shipments.  The Company continues to experience weakness in the commercial market and does not expect this growth in the commercial segment to continue.

For the six months ended September 30, 2010, total sales increased $757,903 (15.9%) to $5,511,213 as compared to $4,753,310 for the same period in the prior year. Avionics Government sales increased $556,775 (15.1%) to $4,246,320 for the period as compared to $3,689,545 for the same period last year. This increase in Avionics Government sales is primarily attributed to AN/APM-719 units partially offset by a decline in sales of the TR-420. Commercial sales increased $244,329 (23.9%) to $1,264,893 for the six months ended September 30, 2010 as compared to $1,020,564 in the same period in the prior year. This increase is due to the timing of orders and shipments.  The Company continues to experience weakness in the commercial market and does not expect this growth in the commercial segment to continue.

Gross Margin

Gross margin increased $221,583 (17.8%) to $1,469,235 for the quarter ended September 30, 2010 as compared to $1,247,652 for the same quarter in the prior fiscal year.  The increase in gross margin is primarily attributed to the increase in volume. The gross margin percentage for the quarter ended September 30, 2010 was 48.1% as compared to 51.7% for the quarter ended September 30, 2009.  Gross profit is lower as a percent of sales due to a change in sales mix.

Gross margin increased $225,501 (9.6%) to $2,551,615 for the six months ended September 30, 2010 as compared to $2,326,114 for the same period in the prior fiscal year.  The increase in gross margin is primarily attributed to the increase in volume. The gross margin percentage for the six months ended September 30, 2010 was 46.3% as compared to 48.9% for the six months ended September 30, 2009. The decrease in gross percentage is due to a change in sales mix.

Item 2.                    MANAGEMENT’S DISCUSSION AND ANALYSIS OF THE
RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

Results of Operations (continued)

Operating Expenses

Selling, general and administrative expenses decreased $18,178 (2.6%) and 67,531 (4.4%) to $692,631 and $1,450,675, respectively,  for the three and six months ended September 30, 2010, as compared to $710,809 and $1,518,206 for the three and six months ended September 30, 2009. This decrease is attributed mainly to a decrease in legal fees associated with the Aeroflex litigation offset partly by an increase in outside commissions.

Engineering, research and development expenses increased $33,538 (4.1%) to $861,090 for three months ended September 2010 as compared to $827,552 for the three months ended September 30, 2009 primarily as a result of increased salaries and fringes offset mostly by lower outside contractor costs. Engineering, research and development expenses decreased $153,728 (8.7%) to $1,618,436 for six months ended September 30, 2010 as compared to $1,772,164 for the six months ended September 30, 2009, primarily as a result of reduced outside contractor expenses associated with the near completion of major programs. Further decreases are expected as major engineering projects are completed.

Other Income (Expense).net

Interest expense increased as a result of interest on the new $2.5 million loan from BCA, increased cumulative borrowings on the line of credit, increased interest expenses associated with the officers’ subordinated notes, and higher interest rate associated with the line of credit. Amortization of debt discount is in connection with the stock options issued in conjunction with the officers’ subordinated notes and warrants issued in conjunction with the loan from BCA. The amortization of deferred expenses is also associated with the loan from BCA.

Loss before Income Taxes

As a result of the above, the Company recorded a loss before income taxes of $146,342, for the quarter ended September 30, 2010 as compared to a loss before income taxes of $302,111 for the quarter ended September 30, 2009. The Company also recorded a loss before income taxes of $604,979 for the six months ended September 30, 2010 as compared to a loss before income taxes of $982,759 for the six months ended September 30, 2009.

Income Taxes

An income tax benefit of $241,573 was recorded for the six months ended September 30, 2010 as compared to $392,610 for the six months ended September 30, 2009. The change is due to the lower loss before taxes for the six months ended September 30, 2010. These amounts represent the effective federal and state tax rate of approximately 40% on the Company’s net income or loss before taxes.

Net Loss

As a result of the above, the Company recorded net losses of $87,699 and $363,111 for the three and six months ended September 30, 2010 as compared to net losses of $181,418 and $590,149 for the three and six months ended September 30, 2009.

Item 2.                    MANAGEMENT’S DISCUSSION AND ANALYSIS OF THE
RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

Liquidity and Capital Resources

At September 30, 2010, the Company had working capital of $4,112,687 as compared to $2,319,588 at March 31, 2010, primarily as a result of the increase in accounts receivable and inventories and the payment of the line of credit with the bank that was classified as a current liability with the long-term BCA loan, partially offset by the increase in accounts payable and other accrued expenses.

During the six months ended September 30, 2010, the Company had a net increase in cash of $315,258.  The Company’s principal sources and uses of funds were as follows:

Cash used in operating activities. For the six months ended September 30, 2010, the Company used $1,026,581 in cash for operations as compared to using $808,001 in cash for operations for the six months ended September 30, 2009. This is primarily attributed to the increase in accounts receivable and inventories offset mostly by an increase in accounts payable and progress billings as well as the lower loss from operations.

Cash used in investing activities. Net cash used in investing activities was $90,290 for the six months ended September 30, 2010 from $16,108 for the six months ended September 30, 2009 due to the increase in purchases of equipment.

Cash provided by financing activities Net cash provided by financing activities for the six months ended September 30, 2010 was $1,432,129 as compared to $679,885 for the six months ended September 30, 2009. In September 2010 the Company raised $2.5 million in financing which was offset by financing costs and repayment to the bank of the line of credit. This amount was also offset partially by lower proceeds from the issuance of common stock and exercise of stock options.

At September 30, 2010 the Company’s backlog was approximately $32.8 million as compared to approximately $18.3 million at September 30, 2009. The backlog at September 30, 2010 includes only the amount of currently exercised delivery orders on open IDIQ (indefinite delivery/indefinite quantity) contracts, and the Company’s backlog is expected to materially increase when the large volume production orders for the AN/USM-708 and AN/ARM-206 units are received.

In September 2010 the Company, pursuant to an agreement with BCA Mezzanine Fund LP, borrowed $2.5 million for five years. See Overview and Note 13 to the Financial Statements.

On certain government contracts the Company has been granted progress payments from the government, which allows the Company to bill and collect a portion of its incurred costs on long-term programs before shipment of units, thus helping to fund the costs of these programs.

There was no significant impact on the Company’s operations as a result of inflation for the six months ended September 30, 2010.  These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended March 31, 2010.

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

Part II.                    Other Information

Item 1.                    Legal Proceedings

See discussion in Item 3 of the Company’s Report on Form 10-K for the fiscal year ended March 31, 2010, Note 11 to the Financial Statements above, and under Management’s Analysis and Discussion of the Results of Operations – Overview included in this report.

Item 2.                   Unregistered Sales of Equity Securities and Use of Proceeds

   On or about July 22, 2010, three directors entered into agreements with the Company providing that, inter alia, if the Company needed additional capital at any time        until September 30, 2010, the directors would purchase shares of common stock at the average closing price of the stock on the NYSE-Amex for the three days preceding the date the Company requested the capital. These agreements are limited as to the amount of capital the Company can request from each director.

   On July 26, the Company requested capital under this agreement and sold 7,462 shares of its Common Stock at the average closing price of $6.70 per share to a      director pursuant to this agreement. The shares sold were restricted against transfer and were sold pursuant to the exemption from registration provided by Section 4 of the Securities Act of 1933.

    See Note 13 to the Financial Statements regarding warrant issued to BCA Mezzanine Fund LP

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

                                                                            TEL-INSTRUMENT ELECTRONICS CORP.

Date:   November 12, 2010                                                                                                                                                By:  /s/  Harold K. Fletcher
                                                                                     Harold K. Fletcher
                                                                                     CEO

Date:   November 12, 2010                                                                                                                                                By:  /s/  Joseph P. Macaluso
                                                                                    Joseph P. Macaluso
                                                                                    Principal Accounting Officer