Form 10-Q
period 2010-12-31
TEL INSTRUMENT ELECTRONICS CORP
filed 2011-02-14
CIK 96885

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                                                                                                     For the quarterly period ended December 31, 2010

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
Yes       X        No ______

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ______   No       X
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Act).  Yes ______   No       X

Indicate the number of shares outstanding of the issuer's common stock, as of the latest practical date:
                                                                                                   2,626,823 shares of Common stock, $.10 par value as of February 3, 2011.

TEL-INSTRUMENT ELECTRONICS CORPORATION
TABLE OF CONTENTS

PAGE

           Part I – Financial Information

Item 1.                  Condensed Consolidated Financial Statements (Unaudited):

 Condensed Consolidated Balance Sheets
 December 31, 2010 and March 31, 2010                                                                                                                                                                                    3

 Condensed Consolidated Statements of Operations -
 Three and Nine Months Ended December 31, 2010 and 2009                                                                                                                                               4

 Condensed Consolidated Statements of Cash Flows -
 Nine Months Ended December 31, 2010 and 2009                                                                                                                                                                  5

 Notes to Condensed Consolidated Financial Statements                                                                                                                                                     6-14

Item 2.                  Management’s Discussion and Analysis of the Results of
                              Operations and Financial Condition                                                                                                                                                                                         15-22

Item 4.                  Controls and Procedures                                                                                                                                                                                                             23

                              Part II – Other Information

Item 1.                  Legal Proceedings                                                                                                                                                                                                                        23

Item 2.                  Unregistered sales of Equity Securities and Use of Proceeds                                                                                                                                              23

Item 4.                  Submission of Matters to a Vote of Security Holders                                                                                                                                                            23-24

Item 5                   Other Information                                                                                                                                                                                                                         24

Item 6.                  Exhibits                                                                                                                                                                                                                                           24

                             Signatures                                                                                                                                                                                                                                       25

                             Certifications

                                                                                                                                                                           2

Item 1 - Financial Statements

TEL-INSTRUMENT ELECTRONICS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2010	March 31, 2010
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$440,086	$173,048
Accounts receivable, net	1,614,232	939,143
Unbilled government receivables	1,490,290	1,491,111
Inventories, net	3,328,969	2,242,227
Prepaid expenses and other	72,816	87,535
Deferred debt expense	108,320	-
Deferred income tax asset	1,373,691	1,234,788
Total current assets	8,428,404	6,167,852

Equipment and leasehold improvements, net	333,294	336,131
Deferred income tax asset – non-current	1,176,223	1,176,223
Deferred debt expense – long-term	400,185	-
Other assets	43,075	54,131
Total assets	$10,381,181	$7,734,337

LIABILITIES & STOCKHOLDERS’ EQUITY

Current liabilities:
Line of credit	-	600,000
Current portion of long-term debt	158,493	-
Capital lease obligations	24,279	-
Subordinated notes payable-related parties, net of debt discount	244,231	226,923
Accounts payable	1,885,957	1,145,572
Progress Billings	-	69,412
Deferred revenues	28,843	50,279
Accrued payroll, vacation pay and payroll taxes	466,030	420,572
Accrued expenses	1,388,448	1,335,506
Total current liabilities	4,196,281	3,848,264

Long-term debt, net of debt discount	2,090,027	-
Warranty liability	411,340	-
Deferred revenues	18,725	27,957
Total liabilities	6,716,373	3,876,221

Commitments

Stockholders' equity:
Common stock, par value $.10 per share, 2,626,823 and 2,615,361 issued and outstanding as of December 31, 2010 and March 31, 2010, respectively	262,682	261,536
Additional paid-in capital	5,621,031	5,481,091
Accumulated deficit	(2,218,905)	(1,884,511)
Total stockholders' equity	3,664,808	3,858,116
Total liabilities and stockholders' equity	$10,381,181	$7,734,337
See accompanying notes to condensed consolidated financial Statements

TEL-INSTRUMENT ELECTRONICS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31, 2010	December 31, 2009	December 31, 2010	December 31, 2009

Net sales	$4,261,222	$1,690,460	$9,772,435	$6,443,770
Cost of sales	2,395,206	949,644	5,354,804	3,376,840

Gross margin	1,866,016	740,816	4,417,631	3,066,930

Operating expenses:
Selling, general and administrative	686,380	741,397	2,137,055	2,259,603
Engineering, research and development	767,366	937,299	2,385,802	2,709,463
Total operating expenses	1,453,746	1,678,696	4,522,857	4,969,066

Income (loss) from operations	412,270	(937,880)	(105,226)	(1,902,136)

Other income (expense):
Amortization of debt discount	(19,164)	-	(33,678)	-
Amortization of debt expense	(27,080)	-	(33,098)	-
Change in fair value of common stock warrant	(129,684)	-	(129,684)	-
Gain on sale of capital asset	-	-	3,600	-
Interest income	71	209	219	702
Interest expense	(102,016)	(15,422)	(172,715)	(34,418)

Income (loss) before income taxes	134,397	(953,093)	(470,582)	(1,935,852)

Income tax provision (benefit)	105,385	(380,763)	(136,188)	(773,373)

Net income (loss)	29,012	(572,330)	(334,394)	(1,162,479)

Income (loss) per common share
Basic	$0.01	$(0.22)	$(0.13)	$(0.46)
Diluted	$0.01	$(0.22)	$(0.13)	$(0.46)

Weighted average shares outstanding:
Basic	2,626,149	2,605,148	2,621,417	2,529,752
Diluted	2,642,747	2,605,148	2,621,417	2,529,752

See accompanying notes to condensed consolidated financial statements

TEL-INSTRUMENT ELECTRONICS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months ended
	December 31, 2010	December 31, 2009
Cash flows from operating activities:
Net loss	$(334,394)	$(1,162,479)
Adjustments to reconcile net loss to net cash used in operating activities:
Deferred income taxes	(138,903)	(777,663)
Depreciation and amortization	202,069	133,263
Change in fair value of common stock warrant	129,684	-
Gain on sale of asset	(3,600)	-
Non-cash stock-based compensation	75,771	55,135

Changes in assets and liabilities:
(Increase) decrease in accounts receivable, net	(675,089)	350,947
Decrease (increase) in unbilled government receivables	821	(158,389)
(Increase) decrease in inventories	(1,086,742)	306,732
Decrease in prepaid expenses & other	14,719	15,628
Decrease in other assets	11,056	1,047
Increase (decrease) increase in accounts payable	740,385	453,458
Increase (decrease) in accrued payroll, vacation pay and payroll taxes	45,458	16,862
Decrease in deferred revenues	(30,668)	1,208
Decrease in progress billings	(69,412)	-
Increase (decrease) in accrued expenses	52,942	(385,168)
Net cash used in operating activities	(1,065,903)	(1,149,419)

Cash flows from investing activities:
Proceeds from the sale of capital asset	3,600	-
Purchases of equipment	(106,070)	(36,653)
Net cash used in investing activities	(102,470)	(36,653)

Cash flows from financing activities:
Proceeds from the issuance of common stock	50,000	359,470
Proceeds from the exercise of stock options	15,315	213,355
Proceeds from long-term debt	2,500,000	-
Expenses associated with long-term debt	(527,796)	-
Proceeds from borrowings from line of credit	400,000	-
Repayment of capitalized lease obligations	(2,108)	-
Repayment of line of credit	(1,000,000)	150,000
Net cash provided by financing activities	1,435,411	722,825

Net increase (decrease) in cash and cash equivalents	267,038	(463,247)
Cash and cash equivalents at beginning of period	173,048	601,887
Cash and cash equivalents at end of period	$440,086	$138,640

Taxes paid	$-	$3,990
Interest paid	$136,408	$15,406

Supplemental Schedule of Non-Cash Financing Activities:
Capital expenditures funded by capital lease borrowings	$26,387	$-

See accompanying notes to condensed consolidated financial statements

        TEL-INSTRUMENT ELECTRONICS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1                      Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of Tel-Instrument Electronics Corp. as of December 31, 2010, the results of operations for the three and nine months ended December 31, 2010 and December 31, 2009, and statements of cash flows for the nine months ended December 31, 2010 and December 31, 2009.  These results are not necessarily indicative of the results to be expected for the full year.

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

Due to the unique nature of the ITATS program, wherein a significant portion of this contract wasl not to be delivered for over a year, revenues under this contract were recognized on a percentage-of-completion basis, which recognizes sales and profit as they are earned, rather than at the time of shipment.  This contract is nearing completion and a major portion of the revenues associated with this program have been recognized. Revenues and profits are estimated using the cost-to-cost method of accounting where revenues are recognized and profits recorded based upon the ratio of costs incurred to estimate of total costs at completion. The ratio of costs incurred to date to the estimate of total costs at completion is applied to the contract value to determine the revenues and profits. When adjustments in estimated contract revenues or estimated costs at completion are required, any changes from prior estimates are recognized by recording adjustments in the current period for the inception-to-date effect of the changes on current and prior periods. The Company also receives progress billings on this program, which is a funding mechanism by the government to assist contractors on long-term contracts prior to delivery. (See Critical Accounting Policies – Revenue Recognition). These progress payments are applied to Unbilled Government Receivables resulting from revenues recognized under percentage-of-completion accounting.

Note 3                      Accounts Receivable, net

The following table sets forth the components of accounts receivable:

	December 31, 2010	March 31, 2010

Government	$1,451,826	$735,184
Commercial	199,076	243,878
Less: Allowance for doubtful accounts	(36,670)	(39,919)

	$1,614,232	$939,143

TEL-INSTRUMENT ELECTRONICS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 4            Inventories, net

Inventories consist of:

	December 31, 2010	March 31, 2010

Purchased parts	$2,226,298	$1,432,782
Work-in-process	1,489,668	1,142,851
Finished goods	53,003	76,594
Less: Inventory reserve	(440,000)	(410,000)

	$3,328,969	$2,242,227

Note 5                      Earnings (Loss) Per Share

Financial Accounting Standards Board (“FASB”) ASC 260 (Prior authoritative Financial Accounting SFAS No. 128, "Earnings Per Share") requires presentation of basic earnings per share ("basic EPS") and diluted earnings per share ("diluted EPS").

The Company’s basic income (loss) per common share is based on net income (loss) for the relevant period, divided by the weighted average number of common shares outstanding during the period.  Diluted income (loss) per common share is based on net income (loss), divided by the weighted average number of common shares outstanding during the period, including common share equivalents, such as outstanding stock options. Diluted loss per share for the nine months ended December 31, 2010 and the three and nine months ended December 31, 2009 do not include common stock equivalents, as these stock equivalents would be anti-dilutive.

	Three Months Ended	Three Months Ended
	December 31,2010	December 31,2009
Basic net income (loss) per share computation:
Net income (loss) attributable to common stockholders	$29,012	$(572,330)
Weighted-average common shares outstanding	2,626,149	2,605,148
Basic net income(loss) per share attributable to common Stockholders	$0.01	$(0.22)
Diluted net income (loss) per share computation
Net income(loss) attributable to common stockholders	$29,012	$(572,330)
Weighted-average common shares outstanding	2,626,149	2,605,148
Incremental shares attributable to the assumed exercise of Outstanding stock options	16,598	-
Total adjusted weighted-average shares	2,642,747	2,605,148
Diluted net income(loss) per share attributable to common stockholders	$0.01	$(0.22)

	Nine Months Ended	Nine Months Ended
	December 31,2010	December 31,2009
Basic and diluted net loss per share computation:
Net loss attributable to common stockholders	$(334,394)	$(1,162,479)
Weighted-average common shares outstanding	2,621,417	2,529,752
Basic and diluted net loss per share attributable to common stockholders	$(0.13)	$(0.46)

TEL-INSTRUMENT ELECTRONICS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 6                       Stock Options

The Company adopted the FASB ASC 718, utilizing the modified prospective method. FASB ASC 718 requires the measurement of stock-based compensation based on the fair value of the award on the date of grant. Under the modified prospective method, the provisions of ASC 718 apply to all awards granted after the date of adoption. The Company recognizes compensation cost on awards on a straight-line basis over the vesting period, typically four years. As a result of adopting FASB ASC 718-10, operations were charged $26,743 and $18,986 and $75,771 and $55,135 for three and nine months ended December 31, 2010 and 2009, respectively. The Company estimates the fair value of each option using the Black Scholes option-pricing model with the following weighted-average assumptions: expected dividend yield of 0.0%, risk-free interest rate of 1.23% to 2.11%, volatility at 39.84% to 41.15%, and an expected life of 5 years for the nine months ended December 31, 2010;  expected dividend yield of 0.0%, risk-free interest rate of 2.09% to 2.74%, volatility at 37.28% to 43.06%, and an expected life of 5 years for the nine months ended December 31, 2009. The Company estimates the forfeiture rate based on historical data. Based on an analysis of historical information, the Company has applied a forfeiture rate of 8%.

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

TEL-INSTRUMENT ELECTRONICS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 7                      Segment Information (continued)

The table below presents information about reportable segments for the periods ending December 31, 2010 and 2009:

Three Months Ended December 31, 2010	Avionics Gov’t	Avionics Comm’l.	Avionics Total	Marine Systems	Corporate Items	Total
Net sales	$ 3,696,348	$ 564,874	$ 4,261,222	-	-	$ 4,261,222
Cost of Sales	2,087,951	307,255	2,395,206	-	-	2,395,206

Gross Margin	1,608,397	257,619	1,866,016	-	-	1,866,016

Engineering, research, and Development			767,366	-	-	767,366
Selling, general, and admin.			364,957	-	$ 321,423	686,380
Change in fair value of common Stock warrant			-	-	129,684	129,684
Amortization					46,244	46,244
Interest (income) expense,net			-		101,945	101,945
Total expenses			1,132,323	-	599,296	1,731,619

Income (loss) before income taxes			$ 733,693	-	$ (599,296)	$ 134,397

Three Months Ended December 31, 2009	Avionics Gov’t	Avionics Comm’l.	Avionics Total	Marine Systems	Corporate Items	Total
Net sales	$ 1,161,985	$ 471,986	$ 1,633,971	$ 56,489	-	$ 1,690,460
Cost of Sales	599,849	349,593	949,442	202	-	949,644

Gross Margin	562,136	122,393	684,529	56,287	-	740,816

Engineering, research, and development			924,044	13,255	-	937,299
Selling, general, and admin.			341,152	1,147	$ 399,098	741,397
Interest (income) expense,net			-	-	15,213	15,213
Total expenses			1,265,196	14,102	414,311	1,693,909
7
Income (loss) before income taxes			$ (580,667)	$ 41,885	(414,311)	$ (953,093)

Nine Months Ended December 31, 2010	Avionics Gov’t	Avionics Comm’l.	Avionics Total	Marine Systems	Corporate Items	Total
Net sales	$ 7,942,668	$ 1,829,767	$ 9,772,435	-	-	$ 9,772,435
Cost of Sales	_4,208,229	1,146,575	5,354,804	-	-	5,354,804

Gross Margin	3,734,439	683,192	4,417,631	-	-	4,417,631

Engineering, research, and Development			2,385,802	-	-	2,385,802
Selling, general, and admin.			1,060,756	-	$ 1,076,299	2,137,055
Gain on sale of asset			-	-	(3,600)	(3,600)
Amortization					66,776	66,776
Change in fair value of common Stock warrant					129,684	129,684
Interest expense,net			-	-	172,496	172,496
Total expenses			3,446,558	-	1,441,655	4,888,213

Income (loss) before income taxes			$ 971,073	-	$ (1,441,655)	$ (470,582)

Nine Months Ended December 31, 2009	Avionics Gov’t	Avionics Comm’l.	Avionics Total	Marine Systems	Corporate Items	Total
Net sales	$ 4,851,530	$ 1,492,550	$ 6,344,080	$ 99,690	-	$ 6,443,770
Cost of Sales	2,362,290	1,004,923	3,367,213	9,627	-	3,376,840

Gross Margin	2,489,240	487,627	2,976,867	90,063	-	3,066,930

Engineering, research, and Development			2,672,119	37,344	-	2,709,463
Selling, general, and admin.			998,225	1,387	$ 1,259,991	2,259,603
Interest (income) expense,net			-	-	33,716	33,716
Total expenses			3,670,344	38,731	1,293,707	5,002,782

Income (loss) before income taxes			$ (693,477)	$ 51,332	$ (1,293,707)	$ (1,935,852)

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

The tax effect of temporary differences, primarily net operating loss carryforwards, asset reserves and accrued liabilities, gave rise to the Company's deferred tax asset in the accompanying December 31, 2010 and March 31, 2010 consolidated balance sheets. Deferred income taxes are recognized for the tax consequence of such temporary differences at the enacted tax rate expected to be in effect when the differences reverse.

Note 9                       Fair Value Measurements

On September 2006, the FASB issued FASB ASC 820-10, Fair Value Measurements and Disclosures, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of ASC 820-10 are effective for fiscal periods after 2008

As defined in ASC 820-10, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. The Company classifies fair value balances based on the observability of those inputs. ASC 820-10 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurement).

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as of December 31, 2010 and March 31, 2010. As required by FASB ASC 820-10, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

December 31, 2010	Level I	Level II	Level III	Total
Total Assets	$ -	$ -	$ -	$ -

Warrant liability	-	-	411,340	411,340
Total Liabilities	$-	$-	$411,340	$411,340

March 31, 2010	Level I	Level II	Level III	Total
Total Assets	$ -	$ -	$ -	$ -

Total Liabilities	$-	$-	$-	$-

TEL-INSTRUMENT ELECTRONICS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 9           Fair Value Measurements (continued)

We adopted the guidance of ASC 815, which requires that we mark the value of our warrant liability (see Note 13)  to market and recognize the change in valuation in our statement of operations each reporting period. Determining the warrant liability to be recorded requires us to develop estimates to be used in calculating the fair value of the warrant. The fair value of the warrant is calculated using the Black-Scholes valuation model.

The common stock warrant was not issued with the intent of effectively hedging any future cash flow, fair value of any asset, liability or any net investment in a foreign corporation. The warrants do not qualify for hedge accounting, and, as such, all changes in the fair value of these warrants are recognized currently in the statement of operations until such time as the warrants are exercised or expire. For the three and nine months ended December 31, 2010 the Company recorded a loss on revaluation of derivation in the amount of $129,684. These common stock warrants do not trade in an active securities market, and, as such, we estimate the fair value of these warrants using the Black-Scholes options model using the following assumptions:

December 31, 2010

                          Risk free interest rate                                                            3.30%

                          Expected life in years                                                                   9

                          Expected volatility                                                                 31.49%

                          Fair market value of stock                                                     $8.09

                          Exercise price                                                                          $6.70

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

TEL-INSTRUMENT ELECTRONICS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited

Note 11           Litigation (continued)

In December 2009, the Kansas court dismissed the Aeroflex civil suit against the Company. While this decision was based on jurisdictional issues, the ruling did note that Aeroflex, after discovery proceedings, did not provide any evidence that Tel or its employees misappropriated Aeroflex trade secrets. The Kansas ruling also referenced the Army’s findings, in its response to the General Accountability Office (“GAO”), which rejected Aeroflex’s claims and determined that Tel used its own proprietary technology on this program. Aeroflex has elected to appeal this Kansas decision and has agreed to stay any action against the two former employees until a decision is reached. The appeal was argued in the Kansas Supreme Court in January 2011 and the Company does not anticipate a decision for some time. Tel remains confident as to the outcome of this appeal and any potential follow-on litigation.

Note 12           New Accounting Pronouncements

In October 2009, the FASB issued Accounting Standards Update 2009-13, “Revenue Recognition (Topic 605)”. This Update provides amendments to the criteria in Subtopic 605-24 for separating consideration in multiple-deliverable revenue arrangements. It establishes a hierarchy to determine the selling price of each specific deliverable which includes vendor-specific objective evidence (if available), third-party evidence (if vendor-specific evidence is not available), or estimated selling price if neither of the first two are available. This Update also eliminates the residual method for allocating revenue between the elements of an arrangement and requires that arrangement consideration be allocated at the inception of the arrangement. Finally, this Update expands the disclosure requirements regarding a vendor’s multiple-deliverable revenue arrangements. This Update is effective for fiscal years beginning on or after June 15, 2010. We do not anticipate any material impact from this Update.

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

3.	Loan provisions also contain customary representations and warranties.
4.	BCA has a lien on all of the Company’s assets. In February 2011, BCA agreed to release part of its lien on Company assets to the U.S. Government to allow for progress billings up to $1,000,000.
5.	Provisions of the loan also include certain financial covenants that the Company must comply with, beginning December 31, 2010.

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

Revenues on repairs and calibrations are recognized at the time the repaired or calibrated unit is shipped, as it is at that time the work is completed.

Due to the unique nature of the ITATS program wherein a significant portion of this contract was not to be delivered for over a year, revenues under this contract were recognized on a percentage-of-completion basis, which recognizes sales and profit as they are earned, rather than at the time of shipment.  Revenues and profits are estimated using the cost-to-cost method of accounting where revenues are recognized and profits recorded based upon the ratio of costs incurred to date to our estimate of total costs at completion. The ratio of costs incurred to our estimate of total costs at completion is applied to the contract value to determine the revenues and profits. When adjustments in estimated contract revenues or estimated costs at completion are required, any changes from prior estimates are recognized by recording adjustments in the current period for the inception-to-date effect of the changes on current and prior periods. The Company also receives progress billings on this program, which is a funding mechanism by the government to assist contractors on long-term contracts prior to delivery.

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

Overview

In the quarter ended December 31, 2010 the Company had record sales of $4.26 million which represented a 152% increase as compared to the same period last year. The revenue increase was due to strong sales of legacy test sets as well as sales of CRAFT 719 and 708 pilot production units. Income from operations increased to approximately $412,000 for the quarter versus an approximately $938,000 loss in the year ago period. Net income for the period was approximately $29,000 due to reductions for: (1) a non-cash charge of $129,684 for revaluing the BCA warrant options to fair market value (see Note 13 to Financial Statements); (2) $102,000 of interest expense; and (3) $105,000 of income tax accruals due to the non-deductibility for income tax purposes of the loss on revaluation of the BCA warrant. The revaluation loss was due to increase in value of common stock underlying the warrant from $6.70 per share at the closing of the loan to $8.09 on December 31, 2010. Additionally, the Company purchased a significant amount of inventory in anticipation of shipping orders received as well as orders anticipated from the government as described below.

Sales for the nine months ended December 31. 2010 were $9,772,435 or 9% more than sales for the entire fiscal year ended March 31, 2010, and loss before taxes improved over last year’s nine month period to a $470,582 loss, an improvement of almost $1.5 million.  Operating expenses in the current nine month period were reduced by $446,209 to $4,522,857, or 9%.

Two of the Company’s key new products are currently undergoing evaluation by the U.S. Navy. Technical Evaluation of the CRAFT program has been going well and should be completed in the next few months. However, the U.S. Navy has delayed production of the 160 units ($3.6 million) of the AN/USM-708 until Technical Evaluation is completed. We are currently negotiating this issue with the U.S. Navy. If production order is not released, this could impact our sales growth in the fourth quarter of the current fiscal year. The Company believes that CRAFT will be successfully evaluated and that upon successful completion of the evaluation, the Navy will also exercise the remaining production options for the CRAFT AN/USM-708.

Production and delivery of the ITATS (“Intermediate Level TACAN Test Set”) (AN/ARM-206) units with the U.S. Navy has been delayed as a result of certain issues during technical evaluation. Our subcontractor on this program has proposed a technical solution which is subject to acceptance by the U.S. Navy. The Company believes that these issues will be resolved, but this will delay the production and sales of the ITATS units. The Company has received a production order for 102 units amounting to approximately $5.3 million.

The TS-4530A program with the U.S. Army is going well and the Company expects to begin shipping the initial prototypes in the fourth quarter of the current fiscal year. The Company has received orders totaling approximately $17.6 million for this program.

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

However, the delays discussed above have adversely affected the Company’s cash flow, and in February 2011,BCA agreed to release part of its lien on Company assets to the U.S. Government to allow for progress billings up to $1,000,000.

Shareholder equity declined by approximately $193,000 for the nine months ended December 31, 2010 as the loss for the year was partially offset by proceeds from the issuance of additional common stock. The stock was sold pursuant to the exercise of outstanding employee stock options, and director purchases at the closing market price of the common stock on the NYSE Amex on the date of purchase.

At December 31, 2010 the Company’s backlog was approximately $30 million as compared to approximately $20.6 million at December 31, 2009. The backlog at December 31, 2010 includes only the amount of currently exercised delivery orders on open IDIQ (indefinite delivery/indefinite quantity) contracts, and is expected to materially increase when the volume production orders for the Navy CRAFT AN/USM-708 units are received. Historically, the Company obtains a substantial volume of orders which are required to be filled in less than twelve months, and, therefore, these anticipated orders are not reflected in the backlog.

As a result of the foregoing, as well as projected sales of other products, the Company anticipates a substantial increase in revenues and solid profits in this fiscal year ending March 31, 2011 as compared to the previous fiscal year. However, fourth quarter sales increases are dependent upon our negotiation with the U.S. Navy regarding the delay of the 160 units of the AN/USM-708 noted above, and shipment of the initial prototypes on the TS-4530A program.

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
In December 2009, the Kansas court dismissed the Aeroflex civil suit against the Company. While this decision was based on jurisdictional issues, the ruling did note that Aeroflex, after discovery proceedings, did not provide any evidence that Tel or its employees misappropriated Aeroflex trade secrets. The Kansas ruling also referenced the Army’s findings, in its response to the General Accountability Office, which rejected Aeroflex’s claims and determined that Tel used its own proprietary technology on this program. Aeroflex has elected to appeal this Kansas decision and has agreed to stay any action against the two former employees until a decision is reached. The appeal was argued in the Kansas Supreme Court in January 2011 and the Company does not anticipate a decision for some time.. Tel remains confident as to the outcome of this appeal and any potential follow-on litigation. See Note 11 to the Financial Statements.

Results of Operations

Sales

For the quarter ended December 31, 2010, total sales increased $2,570,762 (152.1%) to $4,261,222 as compared to $1,690,460 for the same quarter in the prior year. Avionics Government sales increased $2,534,863 (218.1%) to $3,696,848 for the period as compared to $1,161,985 for the same period last year. This increase in Avionics Government sales is primarily attributed to shipments of the AN/USM-719 units and AN/USM-708 for the CRAFT program, the TR-100 with the U.S. Air Force, and the T-47NH with the U.S. Army.  Avionics Commercial sales increased $92,888 (19.7%) to $564,874 for the three months ended December 31, 2010 as compared to $471,986 in the same period in the prior year.  This increase is primarily attributed to revenues associated with repairs and calibrations. There were no sales from Marine Systems as this division was discontinued..

For the nine months ended December 31, 2010, total sales increased $3,328,665 (51.7%) to $9,772,435 as compared to $6,443,770 for the same period in the prior year. Avionics Government sales increased $3,091,138 (63.7%) to $7,942,668 for the period as compared to $4,851,530 for the same period last year. This increase in Avionics Government sales is primarily attributed to shipments of the AN/USM-719 units and AN/USM-708 for the CRAFT program, the TR-100 with the U.S. Air Force, and the T-47NH with the U.S. Army.  Commercial sales increased $337,217 (22.6%) to $1,829,767 for the nine months ended December 31, 2010 as compared to $1,492,550 in the same period in the prior year. This increase is due to the timing of orders and shipments as well as the increase in revenues associated with repairs and calibrations.  The Company continues to experience weakness in the commercial market and does not expect this growth in the commercial segment to continue.

Fourth quarter sales increases are dependent upon our negotiation with the U.S. Navy regarding the delay of the 160 units of the AN/USM-708 noted above, and shipment of the initial prototypes on the TS-4530A program.

Item 2.                    MANAGEMENT’S DISCUSSION AND ANALYSIS OF THE
RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

Results of Operations (continued)

Gross Margin

Gross margin increased $1,125,200 (151.9%) to $1,866,016 for the quarter ended December 31, 2010 as compared to $740,816 for the same quarter in the prior fiscal year.  The increase in gross margin is primarily attributed to the increase in volume. The gross margin percentage for the quarter ended December 31, 2010 was 43.8% the same as for the quarter ended December 31, 2009.

Gross margin increased $1,350,701 (44%) to $4,417,631 for the nine months ended December 31, 2010 as compared to $3,066,930 for the same period in the prior fiscal year.  The increase in gross margin is primarily attributed to the increase in volume. The gross margin percentage for the nine months ended December 31, 2010 was 45.2% as compared to 47.6% for the nine months ended December 31, 2009. The decrease in gross margin percentage is due to a change in sales mix and lower prices on the AN/USM-719.

Operating Expenses

Selling, general and administrative expenses decreased $55,017 (7.4%) and $122,548 (5.4%) to $686,380 and $2,137,055, respectively, for the three and nine months ended December 31, 2010, as compared to $741,397 and $2,259,603 for the three and nine months ended December 31, 2009. This decrease is attributed mainly to a decrease in legal fees associated with the Aeroflex litigation offset partly by an increase in outside commissions.

Engineering, research and development expenses decreased $169,933 (18.1%) to $767,366 for three months ended December 31, 2010 as compared to $937,299 for the three months ended December 31, 2009 primarily as a result of lower outside contractor and material costs associated with the near completion of major programs. Engineering, research and development expenses decreased $323,661 (11.9%) to $2,385,802 for nine months ended December 31, 2010 as compared to $2,709,463 for the nine months ended December 31, 2009, primarily as a result of reduced outside contractor expenses associated with the near completion of major programs.

Income (Loss) From Operations

As a result of the above, the Company recorded income from operations of $412,270, for the quarter ended December 31, 2010 as compared to a loss from operations of $937,880 for the quarter ended December 31, 2009. The Company also recorded a loss from operations of $105,226 for the nine months ended December 31, 2010 as compared to a loss from operations of $1,902,136 for the nine months ended December 31, 2009.

Other Income (Expenses), net
Interest expense increased as a result of interest on the new $2.5 million loan from BCA, increased cumulative borrowings and interest rate on the line of credit (which was not paid off until September 2010), and increased interest expense associated with the officers’ subordinated notes. Amortization of debt discount is in connection with the stock options issued in conjunction with the officers’ subordinated notes and warrants issued in conjunction with the loan from BCA. The amortization of deferred expenses is also associated with the loan from BCA. The Company also incurred a loss associated with the revaluation of the warrant issued to BCA in the amount of $129,684.

Item 2.                    MANAGEMENT’S DISCUSSION AND ANALYSIS OF THE
RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

Results of Operations (continued)

Loss before Income Taxes

As a result of the above, the Company recorded income before income taxes of $134,397, for the quarter ended December 31, 2010 as compared to a loss before income taxes of $953,093 for the quarter ended December 31, 2009. The Company also recorded a loss before income taxes of $470,582 for the nine months ended December 31, 2010 as compared to a loss before income taxes of $1,935,852 for the nine months ended December 31, 2009.

Income Taxes

An income tax provision of $105,385 was recorded for the three months ended December 31, 2010 as compared to an income tax benefit of $380,763 for the three months ended December 31, 2009. The change is due to the income before taxes for the three months ended December 31, 2010. An income tax benefit of $136,188 was recorded for the nine months ended December 31, 2010 as compared to an income tax benefit of $773,373 for the nine months ended December 31, 2009 as a result of the lower loss for the period. These amounts represent the effective federal and state tax rate of approximately 40% on the Company’s net income or loss before taxes, but the Company does not pay Federal Income taxes due to its net operating loss carryforward  The high income tax accrual for the period was due to the non-deductibility of the loss on revaluation of the BCA warrant.

Net Loss

As a result of the above, the Company recorded net income of $29,012 for the three months ended December 31, 2010 as compared to a net loss of $572,330 for the three ended December 31, 2009. The Company recorded a net loss of $334,394 for the nine months ended December 31, 2010 as compared to a net loss of $1,162,479 for the nine months ended December 31, 2009.

Item 2.                    MANAGEMENT’S DISCUSSION AND ANALYSIS OF THE
RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

Liquidity and Capital Resources

At December 31, 2010, the Company had working capital of $4,232,123 as compared to $2,319,588 at March 31, 2010, primarily as a result of the increase in accounts receivable and inventories and the payment of the line of credit with the bank that was classified as a current liability with the long-term BCA loan, partially offset by the increase in accounts payable..

During the nine months ended December 31, 2010, the Company had a net increase in cash of $267,038.  The Company’s principal sources and uses of funds were as follows:

Cash used in operating activities. For the nine months ended December 31, 2010, the Company used $1,065,903 in cash for operations as compared to using $1,149,419 in cash for operations for the nine months ended December 31, 2009. This is primarily attributed to the lower loss from operations mostly offset by increases in accounts receivable and inventories.

Cash used in investing activities. Net cash used in investing activities was $102,470 for the nine months ended December 31, 2010 as compared to $36,653 for the nine months ended December 31, 2009 due to the increase in purchases of equipment.

Cash provided by financing activities Net cash provided by financing activities for the nine months ended December 31, 2010 was $1,435,411 as compared to $722,825 for the nine months ended December 31, 2009. In September 2010 the Company raised $2.5 million in financing which was offset by financing costs and repayment to the bank of the line of credit. This amount was also offset partially by lower proceeds from the issuance of common stock and exercise of stock options.

At December 31, 2010 the Company’s backlog was approximately $30 million as compared to approximately $20.6 million at December 31, 2009. The backlog at December 31, 2010 includes only the amount of currently exercised delivery orders on open IDIQ (indefinite delivery/indefinite quantity) contracts, and the Company’s backlog is expected to materially increase when the large volume production orders for the AN/USM-708 units are received. Historically, the Company obtains a substantial volume of orders which are required to be filled in less than twelve months, and, therefore, these anticipated orders are not reflected in the backlog.

In September 2010 the Company, pursuant to an agreement with BCA Mezzanine Fund LP, borrowed $2.5 million for five years. See Overview and Note 13 to the Financial Statements.

There was no significant impact on the Company’s operations as a result of inflation for the nine months ended December 31, 2010.  These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended March 31, 2010.

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

Item 2.                    Unregistered Sales of Equity Securities and Use of Proceeds

See Note 13 to the Financial Statements regarding warrant issued to BCA Mezzanine Fund LP and the restricted nature of any shares issued upon its exercise.

Item 4.          Submission of Matters to a Vote of Security Holders

(a)	The Annual Meeting of Shareholders was held on December 15, 2010 (the “Annual Meeting”).
(b)	Not applicable
(c)	At the Annual Meeting, the Company’s shareholders voted in favor of re-electing management’s nominees for election as directors of the Company as follows:

	For	Against
Harold K. Fletcher	1,636,996	35,240
George J. Leon	1,672,036	200
Jeff C. O’Hara	1,618,996	53,240
Robert A. Rice	1,672,036	200
Robert H. Walker	1,672,036	200

Item 4.                       Submission of Matters to a Vote of Security Holders (continued)

The shareholders also voted 1,672,036 shares in favor of ratifying the audit committee’s appointment of BDO USA, LLP, as the Company’s independent registered public accountants for the fiscal year ending March 31, 2011.   Shareholders owning 200 shares voted against this proposal.

The shareholders also ratified the of action of Board of Directors to agree to grant BCA Mezzanine Fund LP limited preemptive rights with respect to shares of common stock to be issued to BCA upon its exercise of the warrant.  The vote was 1,608,496 shares in favor with 63,740 shares voted against this proposal.

The shareholders also voted in favor of amending our certificate of incorporation to provide that shares of common stock issued upon exercise of the warrant granted to BCA have preemptive rights, but shall be designated Series A common stock and no other shares of common stock shall have preemptive rights. The vote was 1,608,496 shares in favor with 63,740 shares voted against this proposal.

(d)	Not applicable

Item 5.                       Other Information

The Company filed a restated certificate of incorporation with the state of New Jersey reflecting the shareholders vote in the last paragraph 4(c) above.

Item 6.                       Exhibits

   Exhibits

   31.1  Certification by CEO pursuant to Rule 15d-14 under the Securities Exchange Act.
                                   31.2  Certification by CFO pursuant to Rule 15d-14 under the Securities Exchange Act.
   32.1  Certification by CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                                                                                                        24

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                 TEL-INSTRUMENT ELECTRONICS CORP.

Date:           February 14, 2011                                                                                                                              By:  /s/  Jeffrey C. O’Hara
                                                                        Jeffrey C. O’Hara
                                                                        CEO

Date:           February 14, 2011                                                                                                                              By:  /s/  Joseph P. Macaluso
                                                                        Joseph P. Macaluso
                                                                        Principal Accounting Officer