Form 10-K
period 2011-03-31
TEL INSTRUMENT ELECTRONICS CORP
filed 2011-06-29
CIK 96885

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended March 31, 2011                                   Commission File No. 33-18978

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

Indicate by checkmark if registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☒

Indicate by checkmark if registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No ☒

Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” , and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐    Accelerated filer ☐      Non-accelerated filer ☐       Smaller reporting company ☒

                                                                                     (Do not check if smaller reporting company)

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Act).  Yes ☐  No ☒

The aggregate market value of the voting Common Stock (par value $.10 per share) held by non-affiliates on September 30, 2010 (the last business day of our most recently completed second fiscal quarter) was  $7,954,977 using the closing price on September 30, 2010.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 2,646,215 shares of Common Stock were outstanding as of June 29, 2011.

TEL-INSTRUMENT ELECTRONICS CORP

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

Tel’s instruments are used to test navigation and communications equipment installed in aircraft, both on the flight line (“ramp testers”) and in the maintenance shop (“bench testers”), and range in list price from $7,500 to $81,000 per unit.  Tel continues to develop new products in anticipation of customers’ needs and to maintain its strong market position.  Its development of multifunction testers has made it easier for customers to perform ramp tests with less operator training, a fewer number of test sets, and lower product support costs.

In the past few years, the Company was competitively awarded three major military contracts, CRAFT, ITATS and the TS-4530A programs, discussed below.

The Company has become a major manufacturer and supplier of IFF (Identification Friend or Foe) flight line test equipment. If the production options on the three programs described below are exercised in full, these programs have aggregate revenue of approximately $80 million over the next few years. The products under these contracts represent cutting edge technology and, together with derivative products, should provide Tel with a competitive advantage for years to come. Revenues from these programs will be the foundation for substantial growth for the next few years.

Tel has built a solid infrastructure to support a rapidly growing business and the outlook for the Company is positive with significant revenue expected over the next few years as a result of these new programs and other new products.

We continue to evaluate other attractive potential market opportunities although our current capital structure and engineering backlog limits our flexibility at this time. As previously reported, the Company concluded a loan agreement in September 2010 to raise $2.5 million of  funding to support the increasing volume of sales and as a bridge to the anticipated higher sales and cash flow commencing in the latter part of this fiscal year. The loan is described in Note 11 to the Financial Statements.

Item 1.           Description of Business (continued)

General (continued)

CRAFT “Communications/Navigation (COMM/NAV) Radio Frequency (RF) Avionics
Flight line Tester”) (AN/USM-708 and AN/USM-719) with the U.S. Navy

The AN/USM-708, the basic CRAFT test set, is a key product for the Company as it represents a new generation technology product. The AN/USM-708 and AN/USM-719 (IFF only) contract was competitively awarded to the Company by the United States Navy, and includes a maximum delivery of 1,200 units, if all options are exercised. This contract is approximately a $31 million multi-year, firm-fixed-price, indefinite-delivery/indefinite-quantity contract for the systems engineering, design and integration, fabrication, testing, and production of an AN/USM-708 test set with sonobuoy simulator capabilities. The AN/USM-708 CRAFT unit combines advanced IFF (including Mode 5 encryption technology) navigation, communication, and sonobuoy test capabilities in a portable test set, which will utilize a flexible and expandable digital-signal-processing-based architecture. Both the AN/USM-708 and the AN/USM-719 have been certified by the AIMS Program Office for Mode 5 system integration purposes. This represents the culmination of a multi-year, multi-million investment by the Company in Mode 5 technology and will provide a significant competitive advantage in the years to come as the U.S. and our NATO allies migrate to this leading edge IFF technology.

The contract for the AN/USM-708 and AN/USM-719 is a significant milestone for the Company, because the development of this proprietary technology, which has been funded by the Company, will establish Tel’s position as a leader in the industry, and will meet the U.S. Navy’s test requirements for years to come. The Company believes that, given the unique nature of this design, this product could generate sales to other military customers. The Company has already received orders for a limited number of units of the TR-420, a modified CRAFT test set, from customers other than the U.S. Navy.  The AN/USM-708 contract also includes options for units testing encrypted communications and advanced data link functions, which, if exercised, would represent a major expansion in the Company’s core business. The Company believes that the core technology in the AN/USM-708 can be the foundation for additional military and commercial products. In May 2011, the U.S. Navy evaluated the CRAFT AN/USM- 708 and found it suitable for use in the fleet.

The Company has received pilot production orders and shipped 248 units of the AN/USM-719 (IFF only) totaling approximately $5.2 million. In addition, the Company has received orders for 182 units of the AN/USM-708 under this contract, totaling approximately $4.2 million of which 41 units have been shipped and the balance is expected to be shipped in fiscal 2012. The Company has also received orders for approximately $4.7 million for testing, documentation and qualification units. On April 8, 2011, the Company received an order from the U.S. Navy for an additional 732 units of the AN/USM-708 totaling approximately $16.2 million but the Navy has recently informed the Company that the production release is being delayed pending receipt of a frequency allocation from the FAA. The Navy is working cooperatively with TIC on this issue and we expect to have this resolved in the next 60 days.

Item 1.            Description of Business (continued)

General (continued)

ITATS (“Intermediate Level TACAN Test Set”) (AN/ARM-206) with the U.S. Navy

The AN/ARM-206 or ITATS is a bench test set combining advanced digital technology with state of the art automated testing capabilities. This product will represent an important expansion to Tel’s current product line, and the automated testing capabilities will provide a significant labor savings benefit to our customers. This contract with the U.S. Navy has options for approximately 148 units with a total value of over $12 million; the initial work authorization was $4.4 million. Tel is working with an engineering sub-contractor and, as a result, this program has not required as much Tel engineering design effort as needed for the AN/USM-708. Given the unique nature of the design, this unit could also generate significant sales to other military customers, both domestically and overseas. In June 2010, the Company received a production order for 101 units amounting to approximately $5.3 million, although a production release has not yet been issued. During technical evaluation the U.S. Navy determined that the product needed enhancements to adequately meet the Navy’s requirements. Many of these enhancements represent changes in scope for the product, and changes in scope requested by the government are generally paid for by the government. The Company is in final negotiations to modify the contract to incorporate the Navy’s requested product enhancements, and it is expected that the contract modification will be finalized by the end of July 2011.  As a result of the additional development work to be concluded, production deliveries are not expected to commence for 9-12 months.

TS-4530 IFF test set with the U.S. Army Aviation and Missile Command

In February 2009, the Company was awarded a five year firm fixed price indefinite-delivery/indefinite-quantity (IDIQ) contract by the U.S. Army Aviation and Missile Command with a maximum dollar value of approximately $44 million, depending on the number of units purchased (see Item 3, Pending Legal Proceedings).

The Company’s win of the critical TS-4530A Mode 5 Army program represents a major event for our future. This award, in conjunction with our Navy CRAFT Mode 5 program, provides TEL with undisputed market leadership in the Mode 5 Identification Friend or Foe (“IFF”) business and should provide a robust revenue stream for some years to come. The Company has already received approximately $21.6 million in delivery orders on the TS-4530A program out of a maximum contract value of approximately $44 million. In contrast to the multi-year CRAFT program, this is an accelerated development program that takes full advantage of the significant investment that the Company has made in its proprietary Mode 5 technology.

Item 1.            Description of Business (continued)

General (continued)

TS-4530 IFF test set with the U.S. Army Aviation and Missile Command (continued)

This contract includes an initial order for pre--production of 20 Mode 5 conversion kits for the Army’s existing TS-4530 IFF test sets and 20 new Mode 5 test sets. In the fourth quarter of fiscal year 2011, the Company shipped and Army accepted 6 kits and 7 test sets. The IDIQ portion of the contract will entail the production of up to 2,980 Mode 5 conversion kits and up to 1,980 new production test sets. The Company has already received production orders for 2,409 Mode 5 conversion kits and 520 new production test sets. These Mode 5 conversion kits and new IFF test sets will incorporate Tel’s proprietary electronics and IFF technology in addition to Mode S Enhanced Surveillance (”EHS”) and Automatic Dependent Surveillance - Broadcast (“ADS-B”) test functionality The product is currently in Army testing which is scheduled to be completed in the next several months. Volume production of the TS-4530A is currently scheduled to begin in the third quarter of the current fiscal year subject to receipt of required regulatory approvals.

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

Item 1.            Description of Business (continued)

General (continued)

Competition (continued)

In recent years the Company has won several large, competitively bid contracts from the military and has become an important supplier for the U.S. Military, as well as the NATO countries, of flight line IFF test equipment. The CRAFT AN/USM-708 program, discussed above, involves a new generation of technology, including the next generation of IFF testing, and is expected to enable the Company to continue to be a major supplier of avionics test equipment to the military for years to come. Tel believes its new technology will also allow it to increase sales to the commercial market in the future.

Marketing and Distribution

Domestic commercial sales are made throughout the U.S. to commercial airlines and general aviation businesses directly or through distributors. No direct commercial customer accounted for more than 10% of commercial sales in fiscal years 2011 and 2010.  Domestic distributors receive a 15%-20% discount for stocking, selling, and, in some cases, providing product calibration and repairs. Tel gives a 5% to 15% discount to non-stocking distributors, and to independent sales representatives, depending on their sales volume and promotional effort.  The loss of any one of these distributors would not have a material adverse effect on the Company or its operations. Commercial sales represented 19% and 24% of total sales, respectively, for the fiscal years ended March 31, 2011 and 2010. No distributor represented more than 10% of commercial sales during these periods.

Marketing to the U.S. Government is made directly by employees of the Company or through independent sales representatives, who receive similar commissions to the commercial distributors. For the years ended March 31, 2011 and 2010, sales to the U.S. Government, including shipments through the government’s logistics centers, represented approximately 70% and 50%, respectively, of total sales. The U.S. Military has a number of separate purchasing sites. No direct government customer represented over 10% of government sales for fiscal years 2011 and 2010.

International sales are made throughout the world to government and commercial customers, directly, through American export agents, or through the Company’s overseas distributors at a discount reflecting a 20% to 22% selling commission, under written or oral, year-to-year arrangements. The Company has an exclusive distribution agreement with Muirhead Avionics and Accessories, Ltd (“Muirhead”), based in the United Kingdom, to represent the Company in parts of Europe, and with Milspec Services in Australia and New Zealand.  Tel also sells its products through exclusive distributors in Spain, Portugal, and the Far East and is exploring distribution in other areas.  For the years ended March 31, 2011 and 2010 total international avionics sales were 14% and 17%, respectively, of total sales.  Additionally, the Company has an agreement with M.P.G. Instruments s.r.l., based in Italy, wherein this distributor has the exclusive sales rights for DME/P ramp and bench test units. For the fiscal year ended March 31, 2010, sales to M.P.G. Instruments s.r.l represented 5% of total domestic and foreign government sales. For the fiscal year ended March 31, 2011, sales to M.P.G. Instruments s.r.l were less than 5% of total domestic and foreign government sales. The Company continues to explore additional marketing opportunities in other parts of the world, including the Far East.  The Company has no material assets overseas.

Item 1.            Description of Business (continued)

General (continued)

Marketing and Distribution (continued)

Tel also provides customers with calibration and repair services. Repairs and calibrations accounted for 10% and 13% of total sales for the years ended March 31, 2011 and 2010, respectively.

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

Backlog

Set forth below is Tel’s avionics backlog at March 31, 2011 and 2010.

	Commercial	Government	Total
31-Mar-11	$410,245	$27,209,713	$27,619,958
31-Mar-10	$209,880	$20,741,843	$20,951,723

On April 8, 2011, the Company received an order from the U.S. Navy for an additional 732 AN/USM-708 units totaling approximately $16.2 million but the the Navy has recently informed the Company that the production release is being delayed pending receipt of a frequency allocation from the FAA. The Navy is working cooperatively with TIC on this issue and we expect to have this resolved in the next 60 days. The Company believes that it has fully met its contractual requirements and is currently working with the U.S. Navy to secure a prompt production release. Tel believes that most of its backlog at March 31, 2011 will be delivered during the next three fiscal years. The increase in government backlog at March 31, 2011 is mostly attributed to the delivery orders related to additional units from the U.S. Army for the TS-4530 IFF test set.  All of the backlog is pursuant to purchase orders and all of the government contracts are fully funded.  However, government contracts are always susceptible to termination for convenience by the government. Historically, the Company obtains orders which are required to be filled in less than 12 months, and therefore, these anticipated orders are not reflected in the backlog.

Suppliers

Tel obtains its purchased parts from a number of suppliers.  These materials are standard in the industry, and the Company foresees no difficulty in obtaining purchased parts, as needed, at acceptable prices.

Patents and Environmental Laws

Tel has no patents or licenses which are material to its business, and there are no material costs incurred to comply with environmental laws.

Item 1.            Description of Business (continued)

Engineering, Research, and Development

In the fiscal years ended March 31, 2011 and 2010, Tel spent $3,256,306 and $3,756,023, respectively, on the engineering, research, and development of new and improved products.  None of these amounts were sponsored by customers. Engineering, research, and development expenditures in fiscal year 2011 were made primarily to the T-4530A program and the continued development of the new AN/USM-708 (“CRAFT”) next generation multi-function test set for the U.S. Navy, including the next generation of IFF test sets, and the incorporation of other product enhancements in existing designs. The Company owns all of these designs.

Tel's management believes that continued significant expenditures for engineering, research, and development are necessary to enable Tel to expand its products, sales, and profits, and to remain competitive.

Personnel

At June 15, 2011, Tel had twenty-nine full-time employees in manufacturing, materials management, and quality assurance, fourteen in administration and sales, including customer services and product support, and nineteen in engineering, research and development, none of whom belongs to a union. The Company also utilized one part-time individual in administration. From time to time, the Company also employs independent contractors to support its manufacturing, engineering, and sales organizations. At June 15, 2011, the Company utilized three independent consultants in sales, one in manufacturing, and two in engineering. Tel has been successful in attracting skilled and experienced management, sales and scientific personnel.

Item 2.            Properties

The Company currently leases 19,564 square feet in Carlstadt, New Jersey as its manufacturing plant and administrative offices, pursuant to a ten-year lease expiring in August, 2011 (see Note 13 of the Notes to the Consolidated Financial Statements). Tel is unaware of any environmental problems in connection with its location and, because of the nature of its manufacturing activities, does not anticipate such problems.

In April 2011, the Company entered into a new lease to relocate to a larger (approximately 27,000 square feet), more modern facility in nearby East Rutherford, NJ. The lease is for a five year period with a five year option in a new, one-story facility that will allow for a rapid ramp-up in production volume to support the Company’s customer delivery commitments. The Company does not expect any significant disruption of its manufacturing operations or extraordinary expense as a result of the move.

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

PART II

Item 5.            Market for Registrant's Common Stock and Related Stockholder Matters

The Common Stock, $.10 par value, of the Registrant (“Common Stock”) is traded on the NYSE Amex and its symbol is TIK.  The following table sets forth the high and low per share sale prices for our common stock for the periods indicated as reported for fiscal years 2011 and 2010 by the NYSE Amex:

Fiscal Year
Ended March 31,	High	Low

2011
First Quarter	8.20	6.71
Second Quarter	7.00	6.19
Third Quarter	8.19	6.26
Fourth Quarter	9.30	6.97
2010
First Quarter	5.35	4.12
Second Quarter	5.20	3.92
Third Quarter	5.20	4.46
Fourth Quarter	8.05	5.15

During fiscal year 2011, the Company issued 23,392 shares of common stock upon exercise of stock options granted pursuant to its 2003 and 2006 Employee Stock Option Plans for an aggregate $81,020 which was added to working capital.  All of the shares were issued pursuant to our S-8 Registration Statement filed on August 18, 2005 or pursuant to the exemption provided by Section 4 of the Securities Act of 1933. See Note 15 of the Notes to the Consolidated Financial Statements and Item 11, Executive Compensation, for information on the Company’s Employee Stock Option Plans of 2003 and 2006.

In conjunction with the loan from BCA (see Note 11 of the Notes to the Consolidated Financial Statements), the Company issued BCA a nine-year warrant exercisable for 136,090 shares, based upon 4.5% of the fully–diluted outstanding shares of the Company’s common stock at $6.70 per share, the average closing price over the three days preceding the closing of the loan on the NYSE-Amex Exchange. In the event of specific major corporate events or the maturity of the five-year loan, BCA can require the Company to purchase the warrant and warrant shares at the higher of the then Exchange market price less, in the case of the warrant, the exercise price, or five times operating income per share.

The Company also issued to a third party warrants exercisable for 10,416 shares at $6.70 per share for five years in conjunction with the BCA loan as an additional finder’s fee.

The warrants and the shares issuable upon exercise of each warrant are restricted against transfer in violation of the securities laws.

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

PART II

Item 5.            Market for Registrant's Common Stock and Related Stockholder Matters (cont’d)

The following table provides information as of March 31, 2011 regarding compensation plans under which equity securities of the Company are authorized for issuance.

Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of options remaining available for future issuance under Equity Compensation Plans
Equity Compensation Plans approved by shareholders	248,850	$4.69	164,328
Equity Compensation Plans not approved by shareholders	--	--	--
Total	248,850	$4.69	164,328

See “Equity Compensation Plan Information” under Item 12 below.

Approximate number of equity holders

                        The Company has 269 holders of its Common Stock as of March 31, 2011.

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

Overview

During the last six years, the Company won competitively three major contracts: CRAFT (Ramp Test set) and ITATS (Bench test set) from the U.S. Navy, and the TS-4530A upgrade from the U.S. Army. These units employ Tel’s new proprietary technology, technology which is expected to give Tel a competitive edge in the market for many years to come, and which will be the basis of new competitive products. The three contracts represent potential revenues of approximately $80 million over the next several years, depending on the number of production options exercised by the military (see Item 1, Description of Business.)

In the past few years sales of the Company’s legacy products have been negatively impacted by weakness in the commercial avionics market and lower than expected government orders. Engineering development for the three new programs has also taken longer than expected due in part to customer required specification changes. These delays have limited sales growth while engineering expense continued to be high as a result of the Company completing the design of the units.  As a result profits have been unsatisfactory for the last two years

More recently, the Company has completed the engineering of the CRAFT units, and, the U.S. Navy completed its evaluation of the Company’s CRAFT AN/USM-708 units and found them suitable for use in the fleet. This unit has also received AIMS approval, the government’s quality certifying authority for IFF testing. As a result of the foregoing, the U.S. Navy released pilot production orders for 160 units.  Sales from these units as well as sales from our legacy products and from a contract from the Air Force for a modified version of one of our legacy products in addition to a reduction in engineering expenditures have improved sales and profits.  Revenues for fiscal year 2011 have increased by 51%, and the operating loss significantly decreased from the fiscal year 2010. Moreover, each of the last two quarters of fiscal year 2011 was profitable, and sales for the first quarter of fiscal year 2012 are expected to substantially exceed sales of the comparable quarter of fiscal year 2011.

In order to raise additional funding to support the increasing volume of sales and as a bridge to the anticipated higher sales and cash flow, the Company obtained additional financing. In September 2010, the Company negotiated a five-year, $2.5 million loan with BCA Mezzanine LLP (“BCA”) (see Note 11 of Notes to the Consolidated Financial Statements).

Item 7.           Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Overview (continued)

In April 2011, Mr. Harold K. Fletcher, the Company’s former CEO/Chairman for 30 years, died. At that time, the Company owned life insurance policies on Mr. Fletcher’s life with proceeds of approximately $300,000 coming to the Company. BCA agreed that these funds would be used by the Company for working capital.

Since Mr. Fletcher’s death, the Board unanimously elected Mr. Robert Walker as Non-Executive Chairman of the Board, and unanimously appointed Mr. Steven Fletcher, Mr. Fletcher’s son, as an observer on the Board. Mr. Jeffery O’Hara continues as Chief Executive Officer.

As discussed under “Business” the Company is moving its office and plant to larger and more modern premises in August 2011. The new plant has the extra needed capacity for increasing sales which the Company anticipates for fiscal year 2012 and beyond. The Company does not believe that the move will significantly disrupt operations or will result in excessive or unmanageable costs.

The Company believes that it has adequate backlog and financing to fund its operations for at least the next 12-18 months.

Results of Operations 2011 Compared to 2010

Sales

For the fiscal year ended March 31, 2011, total sales increased $4,577,251 (51.1%) to $13,540,600 as compared to $8,963,349 for the same period in the prior year. Avionics Government sales increased $4,091,463 (59.6%) to $10,951,159 for the fiscal year ended March 31, 2011 as compared to $6,859,696 for the prior fiscal year. The increase in Government sales is primarily attributed to: an increase in shipments of the AN/USM-708, AN/USM-719 and the TR-100AF, a legacy product. Government sales are expected to increase significantly in fiscal year 2012 as the Company begins volume productions of the AN/USM-708 and the conversion kits and new units for the TS-4530A program. Avionics Commercial sales increased $587,698 (29.4%) to $2,589,441 for the fiscal year ended March 31, 2011 as compared to $2,001,743 for the same period in the prior year. This increase in sales is the result of the increased shipment of the TR-220, T-36C as well as an increase in revenues for repairs and calibrations.

Gross Margin

Gross margin increased $2,063,795 (48.5%) to $6,321,835 for the fiscal year ended March 31, 2011 as compared to $4,258,040 for the prior fiscal year.  The increase in gross margin is primarily attributed to the increase in volume. The gross margin percentage for the fiscal year ended March 31, 2011 was 46.7% as compared to 47.5% for the fiscal year ended March 31, 2010.

Item 7.           Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations 2011 Compared to 2010 (continued)

Operating Expenses

Selling, general and administrative expenses decreased $83,100 (2.8%) to $2,901,758 for the fiscal year ended March 31, 2011, as compared to $2,984,858 for the fiscal year ended March 31, 2010. This decrease is attributed mainly to a decrease in legal fees associated with the Aeroflex litigation (See Item 3, Pending Legal Proceedings), offset partly by an increase in outside commissions.

Engineering, research and development expenses decreased $499,717 (13.3%) to $3,256,306 for fiscal year 2011 as compared to $3,756,023 for the prior fiscal year, primarily as a result of reduced outside contractor expenses associated with the near completion of major programs. Engineering, research and development expenses are mostly attributed to engineering costs related to the TS-4530A and CRAFT programs.

Income (Loss) From Operations

As a result of the above, the Company recorded income from operations of $163,771, for the year ended March 31, 2011 as compared to a loss from operations of $2,482,841 for the year ended March 31, 2010.

Other Income (Expense), net

Interest expense and amortization of debt issuance costs increased to $474,333 mostly as a result of interest on the new $2.5 million loan from BCA, which carries a higher interest rate. Amortization of debt discount is in connection with (i) the stock options issued in conjunction with the officers’ subordinated notes and (ii) warrants issued in conjunction with the loan from BCA. The amortization of deferred debt expense is also associated with the loan from BCA. The Company also incurred a non-cash loss associated with the revaluation of warrants issued in conjunction with the loan to BCA in the amount of $84,481 (see Notes 10 and 11 of Notes to the Consolidated Financial Statements).

Loss before Income Taxes

As a result of the above, the Company recorded a loss before taxes of $306,412 for the fiscal year ended March 31, 2011 as compared to a loss before taxes of $2,532,470 for the fiscal year ended March 31, 2010.

Item 7.           Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations 2011 Compared to 2010 (continued)

Income Taxes

For the fiscal year ended March 31, 2011 the Company recorded an income tax benefit of $179,360 as compared to an income tax benefit in the amount of $1,093,587 for the fiscal year ended March 31, 2010 as a result of the lower loss and tax credits for the current period. These amounts represent the effective federal and state tax rate on the Company’s net loss before taxes.

Net Loss

As a result of the above, the Company recorded a net loss of $127,052 for the fiscal year ended March 31, 2011 as compared to a net loss of $1,438,883 for the fiscal year ended March 31, 2010.

Liquidity and Capital Resources

At March 31, 2011, the Company had working capital of $4,374,523 as compared to $2,546,511 at March 31, 2010.

During the year ended March 31, 2011, the Company had a net decrease in cash of $49,093. The Company’s principal sources and uses of funds were as follows:

Cash used in operating activities.  For the year ended March 31, 2011, the Company used $1,395,120 in cash for operations as compared to using $1,369,470 in cash for the year ended March 31, 2010. The lower operating loss for the period was mostly offset by increases in accounts receivable and inventories.

Cash used in investing activities. Net cash used in investing activities was $146,495 for the fiscal year ended March 31, 2011 as compared to $77,977 for the fiscal year ended March 31, 2010 due to an increase in purchases of equipment.

Cash provided by financing activities. Net cash provided by financing activities for the year ended March 31, 2011 was $1,492,522 as compared to $1,018,608 for the year ended March 31, 2010. In September 2010 the Company raised $2.5 million in financing which was offset by financing costs and repayment to the bank of the line of credit. This cash increase was also offset partially by lower proceeds from the issuance of common stock and exercise of stock options.

At March 31, 2011 the Company’s backlog was approximately $28 million as compared to approximately $21 million at March 31, 2010. On April 8, 2011, the Company received an order from the U.S. Navy for an additional 732 units of the CRAFT AN/USM-708 totaling approximately $16.2 million but the Navy has recently informed the Company that the production release is being delayed pending receipt of a frequency allocation from the FAA. The Navy is working cooperatively with TIC on this issue and we expect to have this resolved in the next 60 days. The Company believes that it has fully met its contractual requirements and is currently working with the U.S. Navy to secure prompt production release. Historically, the Company obtains a substantial volume of orders which are required to be filled in less than twelve months, and, therefore, these anticipated orders are not reflected in the backlog.

Subsequent to the end of the fiscal year the Company received approximately $300,000 in insurance proceeds as discussed above in the overview.

Item 7.           Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)

In September 2010, the Company, pursuant to an agreement with BCA Mezzanine Fund LP, borrowed $2.5 million for five years. See Overview and Note 11 to the Financial Statements.

On certain government contracts the Company has been granted progress payments from the government, which allows the Company to bill and collect a portion of its incurred costs on long-term programs before shipment of units, thus helping to fund the costs of these programs.

The Company believes that it has adequate liquidity, borrowing resources and backlog to fund operating plans for at least the next twelve months. Currently, the Company has no material capital expenditure requirements. The Company will have moderate moving and capital expenditure costs associated with the upcoming move.

There was no significant impact on the Company’s operations as a result of inflation for the year ended March 31, 2011.

Critical Accounting Policies

In preparing the financial statements and accounting for the underlying transactions and balances, the Company applies its accounting policies as disclosed in Note 2 of our Notes to Consolidated Financial Statements.  The Company’s accounting policies that require a higher degree of judgment and complexity used in the preparation of financial statements include:

Revenue recognition – revenues are recognized at the time of shipment to, or acceptance by customer, provided title and risk of loss are transferred to the customer.  Provisions, when appropriate, are made where the right to return exists.  In certain instances, the Company may offer the unit on trial basis. The Company does not recognize revenue until the unit has been accepted. The Company only offers product on trial basis in rare instances, and, as such, no provision has been made at March 31, 2011 and 2010.

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

Accounts receivable – the Company performs ongoing credit evaluations of its customers and adjusts credit limits based on customer payment and current credit worthiness, as determined by review of their current credit information.  The Company continuously monitors credits and payments from its customers and maintains provision for estimated credit losses based on its historical experience and any specific customer issues that have been identified. For the year ended March 31, 2011 approximately 70% of the Company’s sales were to the U.S. Government. While such credit losses have historically been within our expectation and the provision established, the Company cannot guarantee that it will continue to receive positive results.

Income taxes - deferred tax assets arise from a variety of sources, the most significant being: a) tax losses that can be carried forward to be utilized against profits in future years; b) expenses recognized in the books but disallowed in the tax return until the associated cash flow occurs; and c) valuation changes of assets which need to be tax effected for book purposes but are deductible only when the valuation change is realized. Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using enacted tax rates and laws that are expected to be in effect when such differences are expected to reverse.  The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance for any tax benefit which is not more likely than not to be realized. In assessing the need for a valuation allowance, future taxable income is estimated, considering the realization of tax loss carryforwards. Valuation allowances related to deferred tax assets can also be affected by changes to tax laws, changes to statutory tax rates and future taxable income levels. In the event it was determined that the Company would not be able to realize all or a portion of its deferred tax assets in the future, the Company would reduce such amounts through a charge to income in the period in which that determination is made. Conversely, if it were determined that it would be able to realize the deferred tax assets in the future in excess of the net carrying amounts, Tel would decrease the recorded valuation

Item 7.           Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

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

        New Accounting Pronouncements

In October 2009, the FASB issued Accounting Standards Update 2009-13, “Revenue Recognition (Topic 605)”. This Update provides amendments to the criteria in Subtopic 605-25 for separating consideration in multiple-deliverable revenue arrangements. It establishes a hierarchy of selling prices to determine the selling price of each specific deliverable which includes vendor-specific objective evidence (if available), third-party evidence (if vendor-specific evidence is not available), or estimated selling price if neither of the first two are available. This Update also eliminates the residual method for allocating revenue between the elements of an arrangement and requires that arrangement consideration be allocated at the inception of the arrangement. Finally, this Update expands the disclosure requirements regarding a vendor’s multiple-deliverable revenue arrangements. This Update was effective for fiscal years beginning on or after June 15, 2010. We do not anticipate any material impact from this Update.

In January 2010, the FASB issued Accounting Standards Update No. 2010-06, Fair Value Measurements and Disclosures (the “Update”), which provides amendments to Accounting Standards Codification 820-10 (Fair Value Measurements and Disclosures – Overall Subtopic) of the Codification.  The Update requires improved disclosures about fair value measurements.  Separate disclosures need to be made of the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements along with a description of the reasons for the transfers.  Also, disclosure of activity in Level 3 fair value measurements needs to be made on a gross basis rather than as one net number.  The Update also requires: (1) fair value measurement disclosures for each class of assets and liabilities, and (2) disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements, which are required for fair value measurements that fall in either Level 2 or Level 3.  The new disclosures and clarifications of existing disclosures were effective for interim and annual reporting periods beginning after December 15, 2009, except for the Level 3 activity disclosures, which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  The enhanced disclosure requirements have not had a material impact on the Company’s financial reporting.

With the exception of the pronouncements noted above, no other accounting standards or interpretations issued or recently adopted are expected to have a material impact on the Company’s financial position, operations or cash flows.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Tel-Instrument Electronics Corp
Carlstadt, New Jersey

We have audited the accompanying consolidated balance sheets of Tel-Instrument Electronics Corp and subsidiary (the “Company”) as of March 31, 2011 and 2010 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended March 31, 2011.  We have also audited the schedule listed in the accompanying index.  These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tel-Instrument Electronics Corp and subsidiary as of March 31, 2011 and 2010, and the results of their operations and their cash flows for each of the two years in the period ended March 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

          /s/ BDO USA, LLP
    Woodbridge, New Jersey

          June 29, 2011

TEL-INSTRUMENT ELECTRONICS CORP
Consolidated Balance Sheets

ASSETS	March 31, 2011	March 31, 2010
Current assets:
Cash	$123,955	$173,048
Accounts receivable, net of allowance for doubtful accounts
of $36,670 and $39,919, respectively	2,585,619	939,143
Unbilled government receivables	1,466,623	1,491,111
Inventories, net	2,970,378	2,242,227
Prepaid expenses and other current assets	70,970	87,535
Deferred debt expense	108,321	-
Deferred income tax asset	1,131,175	1,234,788
Total current assets	8,457,041	6,167,852

Equipment and leasehold improvements, net	330,694	336,131
Deferred debt expense – long-term	373,105	-
Deferred income tax asset – non-current	1,461,664	1,176,223
Other assets	35,235	54,131

Total assets	$10,657,739	$7,734,337

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$282,798	$-
Line of credit	-	600,000
Capital lease obligations	15,685	-
Accounts payable	1,517,326	1,145,572
Accounts payable – related party	81,353	-
Progress billings	424,202	69,412
Deferred revenues	28,382	50,279
Accrued expenses - vacation pay, payroll and payroll withholdings	445,738	420,572
Accrued expenses - related parties	58,372	42,626
Accrued expenses – other	1,228,662	1,292,880
Total current liabilities	4,082,518	3,621,341

Subordinated notes payable – related parties, net of debt discount	250,000	226,923
Long-term debt, net of debt discount	1,979,114	-
Warrant liability	366,137	-
Deferred revenues	15,381	27,957

Total liabilities	6,693,150	3,876,221

Commitments and contingencies

Stockholders’ equity
Common stock, 4,000,000 shares authorized, par value $.10 per share,
2,646,215 and 2,615,361 shares issued and outstanding, respectively	264,621	261,536
Additional paid-in capital	5,711,531	5,481,091
Accumulated deficit	(2,011,563)	(1,884,511)

Total stockholders’ equity	3,964,589	3,858,116

Total liabilities and stockholders’ equity	$10,657,739	$7,734,337

The accompanying notes are an integral part of the consolidated financial statements

TEL-INSTRUMENT ELECTRONICS CORP
Consolidated Statements of Operations

	For the years ended March 31,
	2011	2010

Net sales	$13,540,600	$8,963,349

Cost of sales	7,218,765	4,705,309

Gross margin	6,321,835	4,258,040

Operating expenses:
Selling, general and administrative	2,901,758	2,984,858
Engineering, research and development	3,256,306	3,756,023

Total operating expenses	6,158,064	6,740,881

Income (loss) from operations	163,771	(2,482,841)

Other income/(expense):
Amortization of debt discount	(52,837)	(1,923)
Amortization of debt expense	(60,178)	-
Change in fair value of common stock warrants	(84,481)	-
Gain on sales of capital asset	3,600	-
Interest income	549	823
Interest expense	(248,800)	(45,493)
Interest expense - related parties	(28,036)	(3,036)

Loss before income taxes	(306,412)	(2,532,470)

Provision (benefit) for income taxes	(179,360)	(1,093,587)

Net loss	$(127,052)	$(1,438,883)

Basic and diluted loss per common share	$(0.05)	$(0.56)

Weighted average number of shares outstanding
Basic	2,626,163	2,550,645
Diluted	2,626,163	2,550,645

The accompanying notes are an integral part of the consolidated financial statements.

TEL-INSTRUMENT ELECTRONICS CORP
Consolidated Statements of Changes in Stockholders’ Equity

	Common Stock		Additional
	# of Shares Issued	Amount	Paid-In Capital	(Accumulated Deficit)	Total

Balances at April 1, 2009	2,478,761	247,876	4,801,272	(445,628)	4,603,520

Net loss	-	-	-	(1,438,883)	(1,438,883)
Non-cash stock-based compensation	-	-	90,014	-	90,014
Debt discount associated with stock options
issued in conjunction with subordinated notes	-	-	25,000	-	25,000
Issuance of new shares	76,000	7,600	351,870	-	359,470
Issuance of common stock in connection
with the exercise of stock options	60,600	6,060	212,935	-	218,995

Balances at March 31, 2010	2,615,361	261,536	5,481,091	(1,884,511)	3,858,116

Net loss	-	-	-	(127,052)	(127,052)
Non-cash stock-based compensation	-	-	102,505	-	102,505
Issuance of new shares	7,462	746	49,254	-	50,000
Issuance of common stock in connection
with the exercise of stock options	23,392	2,339	78,681	-	81,020

Balances at March 31, 2011	2,646,215	$264,621	$5,711,531	$(2,011,563)	$3,964,589

The accompanying notes are an integral part of the consolidated financial statements.

TEL-INSTRUMENT ELECTRONICS CORP
Consolidated Statements of Cash Flows

	2011	2010
Cash flows from operating activities:
Net income (loss)	$(127,052)	$(1,438,883)
Adjustments to reconcile net income (loss) to net cash
Provided by (used in) operating activities:
Deferred income taxes	(181,828)	(1,096,967)
Allowance for doubtful accounts	(3,249)	-
Depreciation and amortization	181,919	179,820
Amortization of debt discount	52,837	1,923
Amortization of deferred charges	60,178	-
Change in fair value of common stock warrant	84,481	-
Provision for inventory obsolescence	35,000	60,081
Gain on sale of asset	(3,600)	-
Decrease (increase) in cash surrender value of life insurance	10,977	(20,484)
Non-cash stock-based compensation	102,505	90,014
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(1,643,227)	577,555
Decrease (increase) in unbilled government receivables	24,488	(225,641)
Increase in inventories	(763,151)	(95,762)
Decrease in prepaid expenses and other	24,484	1,445
Increase in accounts payable	453,107	689,229
(Decrease) increase in deferred revenues	(34,473)	13,102
Decrease in accrued expenses	(23,306)	(174,314)
Increase in progress billings	354,790	69,412
Net cash used in operating activities	(1,395,120)	(1,369,470)

Cash flows from investing activities:
Proceeds from sale of capital asset	3,600	-
Acquisition of equipment	(150,095)	(77,977)
Net cash used in investing activities	(146,495)	(77,977)

Cash flows from financing activities:
Proceeds from exercise of stock options	81,020	218,995
Proceeds from the issuance of new shares of common stock	50,000	359,470
Proceeds from long-term debt	2,500,000	250,000
Expenses associated with long-term debt	(527,796)	-
Proceeds from borrowings from line of credit	400,000	150,000
Repayment of line of credit	(1,000,000)	-
Repayment of capitalized lease obligations	(10,702)	-
Proceeds from loan on life insurance policy	-	40,143
Net cash provided by financing activities	1,492,522	1,018,608

Net decrease in cash	(49,093)	(428,839)
Cash, beginning of year	173,048	601,887
Cash, end of year	$123,955	$173,048

Supplemental cash flow information:
Taxes paid	$-	$3,380
Interest paid	$223,097	$21,187
Supplemental non-cash information
Warrants issued in conjunction with long-term debt	$267,869	$-
Stock options granted in connection with subordinated notes -
related parties	$-	$25,000-
Capitalized lease	$26,387	$-

The accompanying notes are an integral part of the consolidated financial statements

TEL-INSTRUMENT ELECTRONICS CORP

Notes To Consolidated Financial Statements

1.	Business, Organization, and Liquidity

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

Revenues for repairs and calibrations of the Company’s products represent 10.1% and 12.7% of revenues for the years ended March 31, 2011 and 2010, respectively. These revenues are for units that are periodically returned for annual calibrations and/or for repairs after the warranty period has expired. The Company does not recognize any revenue from repairs and calibrations when the units are originally shipped. Revenues on repairs and calibrations are recognized at time the repaired or calibrated unit is shipped as it is at this time that the work is completed. The Company’s terms are F.O.B. Plant, and as such, delivery has occurred, and revenue recognized, when picked up and acknowledged by a common carrier.

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

Fair Value of Financial Instruments:

The Company estimates that the fair value of all financial instruments at March 31, 2011 and March 31, 2010, as defined in FASB ASC 825-10-35, “Subsequent Measurement of Investment Securities”, does not differ materially, except for the items discussed below, from the aggregate carrying values of its financial instruments recorded in the accompanying consolidated balance sheets. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value.

The carrying amounts reported in the consolidated balance sheets as of March 31, 2011 and March 31, 2010 for cash, accounts receivable, inventories, prepaid expenses and other current assets, accounts payable and accrued expenses, and other current liabilities approximate the fair value because of the immediate or short-term maturity of these financial instruments. Each reporting period we evaluate market conditions, including available interest rates, credit spreads relative to our credit rating and liquidity in estimating the fair value of our debt. After considering such market conditions, we estimate that the fair value of debt approximates its carrying value at the stated or discounted rate.

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

Accounts Receivable: The Company’s avionics customer base is primarily comprised of airlines, distributors, and the U.S. Government. As of March 31, 2011, the Company believes it has no significant risk related to its concentration within its accounts receivable.

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

Advertising Expenses:

Advertising expenses consist primarily of costs for direct advertising. The Company expenses all advertising costs as incurred, and classifies these costs under selling, general and administrative expenses.  Advertising costs amounted to $200 for the years ended March 31, 2011 and 2010, respectively.

Deferred Revenues:

Amounts billed in advance of the period in which the service is rendered or product delivered are recorded as deferred revenue.  At March 31, 2011 and 2010, deferred revenues totaled $43,763 and $78,236, respectively, and were recorded as a component of other current and long-term liabilities as appropriate on our Consolidated Balance Sheets.  See above for additional information regarding our revenue recognition policies.

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

Accounting for Income Taxes:

The Company accounts for income taxes using the asset and liability method described in FASB ASC 740. Deferred tax assets arise from a variety of sources, the most significant being: a) tax losses that can be carried forward to be utilized against profits in future years; b) expenses recognized in the books but disallowed in the tax return until the associated cash flow occurs; and c) valuation changes of assets which need to be tax effected for book purposes but are deductible only when the valuation change is realized.

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

The Company adopted FASB ASC 740-10-50, Accounting for Uncertainty in Income Taxes. ASC 740-10-50 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740-10 requires that the Company determine whether the benefits of its tax positions are more-likely-than-not of being sustained upon audit based on the technical merits of the tax position. The Company recognizes the impact of an uncertain income tax position taken on its income tax return at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. The implementation of ASC 740-10 had no impact on the Company’s results of operations or financial position.

Despite the Company’s belief that its tax return positions are consistent with applicable tax laws, one or more positions may be challenged by taxing authorities. Settlement of any challenge can result in no change, a complete disallowance, or some partial adjustment reached through negotiations or litigation.

Interest and penalties related to income tax matters, if applicable, will be recognized as income tax expense. During the years ended March 31, 2011 and 2010 the Company did not incur any expense related to interest or penalties for income tax matters, and no such amounts were accrued as of March 31, 2011 and 2010.

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

Long-Lived Assets:

The Company assesses the recoverability of the carrying value of its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future, undiscounted cash flows expected to be generated by an asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. No impairment losses have been recognized for the years ended March 31, 2011 and 2010, respectively.

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

New Accounting Pronouncements:

In October 2009, the FASB issued Accounting Standards Update 2009-13, “Revenue Recognition (Topic 605)”. This Update provides amendments to the criteria in Subtopic 605-25 for separating consideration in multiple-deliverable revenue arrangements. It establishes a hierarchy of selling prices to determine the selling price of each specific deliverable which includes vendor-specific objective evidence (if available), third-party evidence (if vendor-specific evidence is not available), or estimated selling price if neither of the first two are available. This Update also eliminates the residual method for allocating revenue between the elements of an arrangement and requires that arrangement consideration be allocated at the inception of the arrangement. Finally, this Update expands the disclosure requirements regarding a vendor’s multiple-deliverable revenue arrangements. This Update was effective for fiscal years beginning on or after June 15, 2010. We do not anticipate any material impact from this Update.

TEL-INSTRUMENT ELECTRONICS CORP

Notes To Consolidated Financial Statements (Continued)

2.	Summary of Significant Accounting Policies (continued)

New Accounting Pronouncements (continued):

In January 2010, the FASB issued Accounting Standards Update No. 2010-06, Fair Value Measurements and Disclosures (the “Update”), which provides amendments to Accounting Standards Codification 820-10 (Fair Value Measurements and Disclosures – Overall Subtopic) of the Codification.  The Update requires improved disclosures about fair value measurements.  Separate disclosures need to be made of the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements along with a description of the reasons for the transfers.  Also, disclosure of activity in Level 3 fair value measurements needs to be made on a gross basis rather than as one net number.  The Update also requires: (1) fair value measurement disclosures for each class of assets and liabilities, and (2) disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements, which are required for fair value measurements that fall in either Level 2 or Level 3.  The new disclosures and clarifications of existing disclosures were effective for interim and annual reporting periods beginning after December 15, 2009, except for the Level 3 activity disclosures, which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  The enhanced disclosure requirements have not had a material impact on the Company’s financial reporting.

With the exception of the pronouncements noted above, no other accounting standards or interpretations issued or recently adopted are expected to have a material impact on the Company’s financial position, operations or cash flows.

3.	Accounts Receivable

The following table sets forth the components of accounts receivable:

	March 31,
	2011	2010
Government	$2,344,438	$735,184
Commercial	277,851	243,878
Less: Allowance for doubtful accounts	(36,670)	(39,919)
	$2,585,619	$939,143

4.	Inventories

Inventories consist of:

	March 31,
	2011	2010
Purchased parts	$2,119,957	$1,432,782
Work-in-process	1,184,812	1,142,851
Finished goods	110,609	76,594
Less: Allowance for obsolete inventory	(445,000)	(410,000)
	$2,970,378	$2,242,227

Work-in-process inventory includes $1,161,915 and $1,101,947 for government contracts at March 31, 2011 and 2010, respectively.

TEL-INSTRUMENT ELECTRONICS CORP

Notes To Consolidated Financial Statements (Continued)

5.	Equipment and Leasehold Improvements

Equipment and leasehold improvements consist of the following:

	March 31,
	2011	2010

Leasehold Improvements	$517,111	$506,311
Machinery and equipment	1,761,478	1,662,452
Automobiles	16,514	16,514
Sales equipment	579,484	544,270
Assets under capitalized leases	394,010	367,623
Less: Accumulated depreciation & amortization	(2,937,903)	(2,761,039)

	$330,694	$336,131

Depreciation and amortization expense related to the assets above for the years ended March 31, 2011 and 2010 was $181,919 and $179,820 respectively.

6.	Life Insurance Policies

The Company has obtained life insurance policies for which it has been named owner and beneficiary on behalf of its previous Chairman of the Board and Chief Executive Office. As of March 31, 2011 the face value of these policies amount to approximately $800,000. At March 31, 2011, the Company has borrowed and accrued interest of approximately $418,000 against the cash surrender value of these policies. The amount of the loans has been offset against the cash surrender value of these policies. As of March 31, 2011 and 2010, the net cash surrender value of these policies is $14,666 and $25,642, respectively. These amounts are included in other assets in the accompanying balance sheets.

7.	Accounts Payable and Accrued Expenses

Accounts payable – related party includes professional fees to a non-employee officer and stockholder in the amount of $81,353 at March 31, 2011.

Accrued vacation pay, deferred wages, payroll and payroll withholdings consist of the following:

	March 31,
	2011	2010

Accrued vacation pay	$296,443	$240,218
Deferred wages	-	54,279
Accrued payroll and payroll withholdings	149,295	126,075

	$445,738	$420,572

Accrued vacation pay, payroll and payroll withholdings includes $97,058 and $145,303 at March 31, 2011 and 2010, respectively, which is due to officers.

TEL-INSTRUMENT ELECTRONICS CORP

Notes To Consolidated Financial Statements (Continued)

7.	Accounts Payable and Accrued Expenses (continued)

Accrued expenses - other consist of the following:

	March 31,
	2011	2010

Accrued consulting	$83,918	$308,738
Accrued outside contractor costs	843,228	649,367
Accrued commissions	145,229	126,934
Warranty Reserve	104,241	35,000
Accrued – other	52,046	172,841

	$1,228,662	$1,292,880

Accrued expenses – related parties consists of the following:

	March 31,
	2011	2010
Professional fees to non-employee
officer and stockholder	$23,510	$37,490
Interest and other expenses due to
the Company’s President/CEO	19,326	2,018
Interest and other expenses due to
Company’s Chairman	15,536	3,118

	$58,372	$42,626

8.	Line of Credit

The Company had a line of credit from a bank. The agreement included a borrowing base calculation tied to accounts receivable and inventories with a maximum availability of $1,000,000. Interest on outstanding balances was payable monthly at an annual interest rate that was two percentage points (2%) above the lender’s prevailing base rate. The Company’s interest rate was 5.25% at March 31, 2010. The Company paid no fees on the unused portion.  The line was collateralized by substantially all of the assets of the Company.  The credit facility required the Company to maintain certain financial covenants. The Company maintained compliance with all financial covenants. At March 31, 2010, the Company had an outstanding balance of $600,000. During the six months ended September 30, 2010, the Company borrowed an additional $400,000, utilizing the complete line of credit. In September 2010, the Company used a portion of the loan proceeds from BCA Mezzanine Fund LLP (“BCA”) (see Note 11) to repay the bank loan and any accrued interest to terminate this line of credit. As of March 31, 2011, there was no outstanding balance and no available credit line.

TEL-INSTRUMENT ELECTRONICS CORP

Notes To Consolidated Financial Statements (Continued)

9.	Income Taxes

Income tax provision (benefit):

	March 31,	March 31,
	2011	2010
Current:
Federal	$-	$-
State and local	2,468	3,380

Total current tax provision	2,468	3,380

Deferred:
Federal	(67,859)	(850,183)
State and local	(113,969)	(246,784)

Total deferred tax benefit	(181,828)	(1,096,967)

Total benefit	$(179,360)	$(1,093,587)

The components of the Company’s deferred taxes at March 31, 2011 and 2010 are as follows:

	March 31,	March 31,
	2011	2010
Deferred tax assets:
Net operating loss carryforwards	$1,920,000	1,934,000
Tax credits	254,000	80,000
Allowance for doubtful accounts	14,000	16,000
Reserve for inventory obsolescence	178,000	164,000
Inventory capitalization	62,000	55,000
Deferred payroll and accrued interest	13,000	16,000
Vacation accrual	118,000	96,000
Warranty reserve	42,000	14,000
Deferred revenues	12,000	21,000
Stock options	23,000	33,000
Non-compete agreement	19,000	21,000
Depreciation	8,000	30,000
Deferred tax asset	2,663,000	2,480,000
Less valuation allowance	70,000	69,000

Deferred tax asset, net	$2,593,000	2,411,000

Deferred tax asset – current	$1,131,000	1,235,000
Deferred tax asset – long-term	1,462,000	1,176,000
Total	$2,593,000	2,411,000

TEL-INSTRUMENT ELECTRONICS CORP

Notes To Consolidated Financial Statements (Continued)

9.	Income Taxes (Continued)

The recognized deferred tax asset is based upon the expected utilization of its benefit from future taxable income. The Company has federal net operating loss (“NOL”) carryforwards of approximately $4,784,000 at March 31, 2011, of which approximately $255,000 is subject to limitations under Section 382 of the Internal Revenue Code. These carryforward losses are available to offset future taxable income, and begin to expire in the year 2024. A valuation allowance has been recorded against certain NJ State NOL carryforwards, which total approximately $5,030,000 at March 31, 2011, since management does not believe that the realization of these NOL’s is more likely than not.

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

A reconciliation of the income tax benefit at the statutory Federal tax rate of 34% to the income tax benefit recognized in the financial statements is as follows:

	March 31,	March 31,
	2011	2010

Income tax benefit – statutory rate	$(104,180)	$(861,040)
Income tax expenses – state and local, net of federal benefit benefit	(73,591)	(160,675)
Non-deductible expenses	69,015	27,560
Research credits	(71,540)	(89,655)
Other	936	(9,777)

Income tax benefit	$(179,360)	$(1,093,587))

TEL-INSTRUMENT ELECTRONICS CORP

Notes To Consolidated Financial Statements (Continued)

10.                  Subordinated Notes – Related Party

On February 22, 2010 the Company borrowed $250,000 in exchange for issuing Subordinated Notes to each of two Executive Officers and Directors in the amount of $125,000. Each officer and director also received 5,000 stock options at $8.00 per share, the market price at the date of grant. In September 2010, these officers/directors entered into an Intercreditor and Subordination agreement which subordinated their loans to the BCA Loan Agreement (see Note 11 to Notes to Consolidated Financial Statements).  The notes were to become due April 1, 2011 with an interest rate of 1% per month, payable on a monthly basis within 14 days of the end of each month. The Intercreditor  and Subordination Agreement amongst the parties precludes the payment of principal or interest under these subordinated notes unless and until the Senior Obligations have been paid in full or without the express written consent of Senior Lender.  The Holders agree that the Company’s failure to pay the monthly interest amounts pursuant to the terms of the February 22, 2010 Subordinated Notes will not constitute an event of default on the Notes if the Company is precluded from making these payments pursuant to the limitations included in the loan agreement with BCA. Interest expense amounted to $28,036 and $3,036 for the years ended March 31, 2011 and 2010, respectively.

In connection with the stock options issued in conjunction with this debt the Company recorded a debt discount of $25,000. For the years ended March 31, 2011 and 2011, the Company recorded amortization of debt discount in the amounts of $23,077 and $1,923, respectively. As of March 31, 2011 and 2010, the Company had unamortized discount of $-0- and $23,077, respectively.

11.                  Long-Term Debt

In September 2010 the Company entered into an agreement with BCA Mezzanine Fund LLP (“BCA”) to loan the Company $2.5 million in the form of a Promissory Note (“the “Note”). The Company incurred expenses of $541,604 in connection with this loan, including legal fees, investment banking fees and other transaction fees. These expenses are included as deferred debt expense in the accompanying balance sheet, and these expenses will be amortized over the term of the loan. For the year ended March 31, 2011, the Company recorded amortization of debt expense in the amount of $60,178. As of March 31, 2011, the Company had unamortized deferred debt expense in the amount of $481,426 of which $108,321 is classified as a current asset and $373,105 as long-term.

In connection with the warrants issued in conjunction with this debt the Company recorded a debt discount of $267,848. The debt discount is to be amortized over the original life of the loan. For the year ended March 31, 2011, the Company recorded amortization of debt discount in the amount of $29,761.  As of March 31, 2011, the Company had unamortized discount of $238,087.

TEL-INSTRUMENT ELECTRONICS CORP

Notes To Consolidated Financial Statements (Continued)

11.                  Long-Term Debt (continued)

The features of the note are as follows:

1.
The Note has a term of five (5) years with an annual interest rate of 14% on the outstanding principal amount. Payments for the first year are interest only and amount to $28,762 monthly, and after the first year the Company will make monthly payments of approximately $69,000 for the remaining term of the loan.

2.
The Company issued BCA a nine-year warrant for 136,090 shares, based upon 4.5% of the fully –diluted outstanding shares of the Company’s common stock at $6.70 per share, the average closing price over the three days preceding the loan closing on the NYSE-Amex Exchange. In the event of specific major corporate events or the maturity of the five-year loan, BCA can require the Company to purchase the warrant and warrant shares at the higher of the then Exchange market price less the share exercise price, in the case of the warrant, or five times operating income per share. In connection with the warrant issued in conjunction with this debt, the Company recorded a debt discount (see above) and warrant liability, which will be marked to fair value at the end of each period (see Note 19 to Notes to the Consolidated Financial Statements). The debt discount is to be amortized over the life of the loan.

3.	Loan provisions also contain customary representations and warranties.
4.	BCA has a lien on all of the Company’s assets. In February 2011, BCA agreed to release part of its lien on Company assets to the U.S. Government to allow for progress billings up to $1,000,000.
5.
The Company may prepay a portion of the principal amount provided that (i) any such prepayment shall be applied in the inverse order of the maturity of the principal amount of the Note, (ii) the Company shall pay to BCA an additional amount equal to (A) 3% of the outstanding principal amount being prepaid if such prepayment is made during the first loan year, and (B) 2% of the outstanding principal amount then being prepaid if such prepayment is being made during the second loan year. Each payment must be not less than $25,000 or multiples of $25,000 in excess thereof.

6.
Upon the occurrence of a Change of Control or within five (5) Business Days of an O’Hara Life Insurance Realization Event, the Company shall, in each case at the election of BCA, prepay by wire transfer the entire outstanding principal amount of the Note in accordance with the redemption prices (the “Mandatory Redemption Prices”) set forth below (expressed as a percentage of the outstanding principal amount being prepaid and shall pay 103% in the first loan year, 102% in the second loan year, and 100% thereafter), together with (x) Interest, if any, accrued and unpaid on the outstanding principal amount of the Note so prepaid through the date of such prepayment, (y) all reasonable out-of-pocket costs and expenses (including reasonable fees, charges and disbursements of counsel), if any, associated with such prepayment, and (z) all other costs, expenses and indemnities then payable under this Agreement (such amounts, collectively the “Mandatory Redemption Payment”).  If a Change of Control or O’Hara Life Insurance Realization Event shall occur during any Loan Year set forth below, the Mandatory

TEL-INSTRUMENT ELECTRONICS CORP

Notes To Consolidated Financial Statements (Continued)

11.                  Long-Term Debt (continued)

Redemption Price shall be determined based upon the percentage indicated above for such Loan Year multiplied by the principal amount which is being prepaid. At the election of BCA, all or any portion of the Mandatory Redemption Payment may be paid in the form of Marketable Securities in lieu of cash and to the extent available and to the extent not restricted by any SBIC Regulations. In the event BCA makes the election contemplated by the immediately preceding sentence, the Issuer shall issue to Purchaser that number of shares having an aggregate Current Market Price as of such issuance date equal to that portion of the Mandatory Redemption Payment subject to such election.

7.	The senior notes contain a number of affirmative and negative covenants which could restrict our operations. We were in compliance with all of our covenants as of March 31, 2011.
8.	The Company and BCA have amended certain provisions to ease some restrictions.

The annual maturities of long-term debt for the five fiscal years subsequent to March 31, 2011 are as follows:

2012	$282,798
2013	542,382
2014	624,582
2015	719,238
2016	331,000

Total	$2,500,000

12.                  Related Party Transactions

The Company has obtained legal services from a non-employee officer/stockholder with the related fees amounting to $195,225 and $139,134 for the years ended March 31, 2011 and 2010, respectively. The Company obtained management and marketing services from a director/officer/stockholder with the related fees amounting to $-0- and $35,240 for the years ended March 31, 2011 and 2010, respectively.

TEL-INSTRUMENT ELECTRONICS CORP

Notes To Consolidated Financial Statements (Continued)

13.	Commitments

The Company leases manufacturing and office space under an operating lease agreement which expired in February 2011. In February 2011, the Company extended the lease until August 2011 under the same terms and conditions. Under terms of the lease, the Company pays all real estate taxes and utility costs for the premises.

In addition, the Company has agreements to lease equipment for use in the operations of the business under operating leases.

The following is a schedule of approximate future minimum rental payments for operating leases subsequent to the year ended March 31, 2011.

                                                   Years Ended March 31,

2012	$75,000
2013 and thereafter	-0-
$75,000

Total rent expense, including real estate taxes, was approximately $292,000 and $263,000 for the years ended March 31, 2011 and 2010, respectively.

The Company sponsors a 401k Plan in which employee contributions on a pre-tax basis are supplemented by matching contributions by the Company. The Company charged to operations $25,929 and $20,532 as its matching contribution to the Company’s 401k Plan for the years ended March 31, 2011 and 2010, respectively.

14.	Significant Customer Concentrations

For the years ended March 31, 2011 and 2010, sales to the U.S. Government represented approximately 70% and 50%, respectively of avonics net sales.  No other individual customer represented over 10% of net sales for these years.  No customer or distributor accounted for more than 10% of commercial or government net sales.

Foreign net sales were $1,869,455 and $1,480,341 for the years ended March 31, 2011 and 2010, respectively.  All other sales were to customers located in the U.S. The following table presents net sales by U.S. and foreign countries:

	2010	2010
United States	$11,671,145	$7,483,008
Foreign countries	1,869,455	1,480,341
Total	$13,540,600	$8,963,349

Net sales from any single foreign country did not comprise more than 10% of consolidated net sales. The Company had no assets outside the United States.

As of March 31, 2011 and 2010, one individual customer balance represented 14% and 22%, respectively, of the Company’s outstanding receivables. Receivables from the U.S. Government represented approximately 61% and 39%, respectively, of total receivables at March 31, 2011 and 2010, respectively.

TEL-INSTRUMENT ELECTRONICS CORP

Notes To Consolidated Financial Statements (Continued)

15.	Stock Option Plans

In May 2003, the Board of Directors adopted the 2003 Stock Option Plan (“the Plan”) which reserved for issuance options to purchase up to 250,000 shares of its Common Stock.  The stockholders approved the Plan at the November 2003 annual meeting.  The Plan, which has a term of ten years from the date of adoption, is administered by the Board of Directors or by a committee appointed by the Board of Directors.  The selection of participants, allotment of shares, and other conditions related to the grant of options, to the extent not set forth in the Plan, are determined by the Board of Directors.  Options granted under the Plan are exercisable up to a period of 5 years from the date of grant at an exercise price which is not less than the fair market value of the common stock at the date of grant, except as to a stockholder owning 10% or more of the outstanding common stock of the Company, as to whom the exercise price must not be less than 110% of the fair market value of the common stock at the date of grant. Options are exercisable, on a cumulative basis, 20% at or after each of the first, second, and third anniversary of the grant and 40% after the fourth year anniversary.

In March 2006, the Board of Directors of the Company adopted the 2006 Stock Option Plan which reserves for issuance options to purchase up to 250,000 shares of its common stock and is similar to the 2003 Plan.  The stockholders approved this plan at the December 2006 annual meeting.

The fair value of each option awarded is estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table. Expected volatilities are based on historical volatility of the Company’s stock. The expected life of the options granted represents the period of time from date of grant to expiration (5 years). The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant. The per share weighted-average fair value of stock options granted for the years ended March 31, 2011 and 2010 was $2.77 and $2.32, respectively, on the date of grant using the Black Scholes option-pricing model with the following assumptions:

Year	Dividend Yield	Risk-free Interest rate	Volatility	Life
2011	0.0%	1.23%-2.31%	39.84% - 41.15%	5 years
2010	0.0%	2.09%-2.74%	37.28% - 40.01%	5 years

TEL-INSTRUMENT ELECTRONICS CORP

Notes To Consolidated Financial Statements (Continued)

15.                  Stock Option Plan (continued)

A summary of the status of the Company’s stock option plans for the fiscal years ended March 31, 2011 and 2010 and changes during the years are presented below: (in number of options):

	Number of Options	Average Exercise Price	Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding options at April 1, 2009	338,050	$3.56
Options granted	34,500	$6.06
Options exercised	(60,600)	$3.61
Options canceled/forfeited	(39,950)	$3.41

Outstanding options at March 31, 2010	272,000	$3.88	2.6 years	$1,041,580
Options granted	55,000	$7.26
Options exercised	(23,392)	$3.46
Options canceled/forfeited	(54,758)	$3.79

Outstanding options at March 31, 2011	248,850	$4.69	2.5 years	$735,889
Vested Options:
March 31, 2011:	125,090	$3.72	1.6 years	$464,974
March 31, 2010:	135,100	$3.55	1.8 years	$560,130

Remaining options available for grant were 164,328 and 164,570 as of March 31, 2011 and 2010, respectively.

The total intrinsic value of options exercised during the years ended March 31, 2011 and 2010 was $118,621 and $77,845, respectively. Cash received from the exercise of stock options for the years ended March 31, 2011 and 2010 was $81,020 and $218,995, respectively.

For the years ended March 31, 2011 and 2010, the unamortized compensation expense for stock options was $225,580 and $188,477, respectively.

Cost is expected to be recognized over a weighted-average period of 3 years. The total fair value of shares vested during the years ended March 31, 2011 and 2010 was $198,597 and $94,862, respectively.

A summary of the Company’s non-vested shares as of March 31, 2011, and changes during the year ended March 31, 2011 is presented below:

Non-vested Shares	Shares	Weighted-Average Grant-Date Fair value

Non-vested at April 1, 2010	136,900	$4.21
Granted	55,000	$7.26
Vested	(49,740)	$3.99
Forfeited	(18,400)	$4.05
Non-vested at March 31, 2011	123,760	$5.67

TEL-INSTRUMENT ELECTRONICS CORP

Notes To Consolidated Financial Statements (Continued)

15.                  Stock Option Plan (continued)

The compensation cost that has been charged was $102,505 and $90,014 for the fiscal years ended March 31, 2011 and 2010, respectively. The total income tax benefit recognized in the statement of operations for share-based compensation arrangements was $10,188 and $12,400 for the fiscal years ended March 31, 2011 and 2010, respectively, and relates to the compensation cost associated with non-qualified stock options

16.                  Net Diluted Income (Loss) Per Share

There are no incremental shares attributable to the assumed exercise of outstanding stock options included in the calculation of diluted loss per share for the fiscal years ended March 31, 2011and 2010 as the use of the treasury stock method resulted in diluted earnings per share being anti-dilutive.

 17.                 Segment Information

In accordance with FASB ASC 280, “Disclosures about Segments of an Enterprise and related information”, the Company determined it has three reportable segments - avionics government, avionics commercial, and marine systems.  There are no inter-segment revenues.

The Company is organized primarily on the basis of its avionics products.  The avionics government segment consists primarily of the design, manufacture, and sale of test equipment to the U.S. and foreign governments and militaries either directly or through distributors.  The avionics commercial segment consists of design, manufacture, and sale of test equipment to domestic and foreign airlines, directly or through commercial distributors, and to general aviation repair and maintenance shops. The Company develops and designs test equipment for the avionics industry and as such, the Company’s products and designs cross segments. The marine systems segment consists of sales to hydrographic, oceanographic, researchers, engineers, geophysicists, and surveyors (see Note 1). There has been no activity in the marine systems segment during fiscal year 2011.

Management evaluates the performance of its segments and allocates resources to them based on gross margin. The Company’s general and administrative costs and sales and marketing expenses, and engineering costs are not segment specific. As a result, all operating expenses are not managed on a segment basis.  Net interest includes expenses on debt and income earned on cash balances, both maintained at the corporate level. Segment

TEL-INSTRUMENT ELECTRONICS CORP

Notes To Consolidated Financial Statements (Continued)

17.                 Segment Information (continued)

assets include accounts receivable and work-in-process inventory. Asset information, other than accounts receivable and work-in-process inventory, is not reported, since the Company does not produce such information internally.  All long-lived assets are located in the U.S.

The table below presents information about reportable segments for the years ended March 31:

2011	Avionics Government	Avionics Commercial	Avionics Total	Marine Systems	Corporate/ Reconciling Items	Total
Net sales	$10,951,159	$2,589,441	$13,540,600	$-	$-	$13,540,600
Cost of Sales	5,667,799	1,550,966	7,218,765	-	-	7,218,765

Gross Margin	5,283,360	1,038,475	6,321,835	-	-	6,321,835

Engineering, research, and development			3,256,306	-		3,256,306
Selling, general, and admin.			1,427,156	-	1,474,602	2,901,758
Amortization of debt discount			-	-	52,838	52,838
Amortization of debt expense			-	-	60,178	60,178
Change in fair value of common stock warrant			-	-	84,481	84,481
Gain on sale of asset			-	-	(3,600)	(3,600)
Interest expense, net			___-___	-	276,286	276,286
			4,683,462	-	1,944,785	6,628,247
Income (loss) before income taxes			$1,638,373	$-	$(1,944,785)	$(306,412)

Segment Assets	$6,724,010	$298,610	$7,022,620	$-0-	$3,635,119	$10,657,739

2010	Avionics Government	Avionics Commercial	Avionics Total	Marine Systems	Corporate/ Reconciling Items	Total
Net sales	$6,859,696	$2,001,743	8,861,439	$101,910	$-	$8,963,349
Cost of Sales	3,351,776	1,343,906	4,695,682	9,627	___-___	4,705,309

Gross Margin	3,507,920	657,837	4,165,757	92,283	___-___	4,258,040

Engineering, research, and development			3,715,194	40,829		3,756,023
Selling, general, and admin.			1,313,454	1,426	1,669,978	2,984,858
Amortization of debt discount					1,923	1,923
Interest expense, net			___-___	___-___	47,706	47,706
			5,028,648	42,255	1,719,607	6,790,510
Income (loss) before income taxes			$(862,891)	$50,028	$(1,719,607)	$(2,532,470)

Segment Assets	$4,388,274	$284,207	$4,672,481	$-0-	$3,061,857	$7,734,337

TEL-INSTRUMENT ELECTRONICS CORP

Notes To Consolidated Financial Statements (Continued)

18.                  Quarterly Results of Operations (Unaudited)

Quarterly consolidated data for the years ended March 31, 2011 and 2010 is as follows:

	Quarter Ended
FY 2011	June 30	September 30	December 31	March 31

Net sales	$2,455,280	$3,055,933	$4,261,222	$3,768,165
Gross margin	1,082,380	1,469,235	1,866,016	1,904,204
Income (loss) before taxes	(458,637)	(146,342)	134,397	164,170
Net income (loss)	(275,412)	(87,994)	29,012	207,342
Basic and diluted income (loss) per share	(0.11)	(0.03)	0.01	0.08

	Quarter Ended
FY 2010	June 30	September 30	December 31	March 31

Net sales	$2,342,199	$2,411,112	$1,690,460	$2,519,578
Gross margin	1,078,462	1,247,654	740,815	1,191,109
Loss before taxes	(680,647)	(302,111)	(953,093)	(596,619)
Net loss	(408,731)	(181,418)	(572,330)	(276,404)
Basic and diluted loss per share	(0.16)	(0.07)	(0.23)	(0.10)

TEL-INSTRUMENT ELECTRONICS CORP

Notes To Consolidated Financial Statements (Continued)

19.                  Fair Value Measurements

FASB ASC 820-10, Fair Value Measurements and Disclosures defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosures about fair value measurements

As defined in FASB ASC 820-10, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique.

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

19.              Fair Value Measurements (continued)

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

The carrying value of the Company’s borrowings is a reasonable estimate of its fair value as borrowings under the Company’s credit facility have variable rates that reflect currently available terms and conditions for similar debt.

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as of March 31, 2011 and March 31, 2010. As required by FASB ASC 820-10, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

March 31, 2011	Level I	Level II	Level III	Total
Total Assets	$-	$-	$-	$-

Warrant Liability	-	-	366,137	366,137
Total Liabilities	$-	$-	$366,137	$366,137

March 31, 2010	Level I	Level II	Level III	Total
Total Assets	$-	$-	$-	$-

Total Liabilities	$-	$-	$-	$-

TEL-INSTRUMENT ELECTRONICS CORP

Notes To Consolidated Financial Statements (Continued)

19.                 Fair Value Measurements (continued)

We adopted the guidance of ASC 815, which requires that we mark the value of our warrant liability (see Note 11) to market and recognize the change in valuation in our statement of operations each reporting period. Determining the warrant liability to be recorded requires us to develop estimates to be used in calculating the fair value of the warrant. The fair value of the warrant is calculated using the Black-Scholes valuation model.

The common stock warrant was not issued with the intent of effectively hedging any future cash flow, fair value of any asset, liability or any net investment in a foreign corporation. The warrants do not qualify for hedge accounting, and, as such, all changes in the fair value of these warrants are recognized as other income/expense in the statement of operations until such time as the warrants are exercised or expire. Since these common stock warrants do not trade in an active securities market, the Company recognizes a warrant liability and estimates the fair value of these warrants using the Black-Scholes options model using the following assumptions:

	At Inception	March 31, 2011
Risk free interest rate	2.81%	3.47%
Expected life in years	9	8.45
Expected volatility	28.51%	29.11%
Fair market value	$6.70 per share	$7.63 per share
Exercise price	$6.70 per share	$6.70 per share
Warrant liability	$281,656	$366,137

The volatility calculation was based on the 12 months for the Company’s stock prior to the measurement date and the source of the risk free interest rate is the US Treasury rate related to 10 year notes. The exercise price is per the agreement, the fair market value is the closing price of our stock on the date of measurement, and the expected life is based on management’s current estimate of when the warrants will be exercised. All inputs to the Black-Scholes options model are evaluated each reporting period.

20.	Litigation

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

TEL-INSTRUMENT ELECTRONICS CORP

Notes To Consolidated Financial Statements (Continued)

20.	Litigation (continued)

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

21.	Subsequent Events

In April 2011, the Company announced that Harold K. Fletcher, its Chairman of the Board, had passed away at the age of 85. Mr. Fletcher had been Chairman/CEO of the Company from 1982-2010.  The Company is expected to receive approximately $312,000 from the proceeds of life insurance policies on Mr. Fletcher (see Note 6).

In April 2011, the Company entered in new lease to relocate to a larger, more modern facility in nearby East Rutherford, NJ. The lease is for a five year period with a five year option in a new, one-story facility that will allow for a rapid ramp-up in production volume to support the Company’s customer delivery commitments. The Company does not expect any significant disruption of its manufacturing operations as a result of the move.

TEL-INSRUMENT ELECTRONICS CORP

Schedule II - Valuation and Qualifying Accounts

Description	Balance at Beginning of the Year	Charged to Costs and Expenses	Deductions	Balance at End of the Year

Year ended March 31, 2011:
Allowance for doubtful Accounts	$39,919	$-	_(3,249)_	$36,670

Allowance for obsolete Inventory	$410,000	$35,000	$-	$445,000

Year ended March 31, 2010:
Allowance for doubtful Accounts	$40,304	$-	_(385)_	$39,919

Allowance for obsolete Inventory	$349,919	$60,081	_ _	$410,000

TEL-INSTRUMENT ELECTRONICS CORP

Item 9.           Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.        Controls and Procedures

Evaluation of disclosure controls and procedures.

As of March 31, 2011, management performed, with the participation of our Chief Executive Officer and Principal Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934.  Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosures.   Based on the evaluation required by Rule 13a-15(b) under the Securities Exchange Act of 1934, our Chief Executive Officer and Principal Financial Officer concluded that as of March 31, 2011, such disclosure controls and procedures were effective.

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

Management has conducted, with the participation of our Chief Executive Officer and our Principal Accounting Officer, an assessment of the effectiveness of our internal control over financial reporting as of March 31, 2011.  Management’s assessment of internal control over financial reporting used the criteria set forth in SEC Release 33-8810 based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control over Financial Reporting – Guidance for Smaller Public Companies. Based on this evaluation, Management concluded that our system of internal control over financial reporting was effective as of March 31, 2011, based on these criteria.

Item 9A.        Controls and Procedures (continued)

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Item 9B.        Other Information

The Company and BCA amended the BCA Loan Agreement to ease some of the restrictive provisions.

PART III

Item 10.         Directors and Executive Officers of the Registrant

		Year First
		Elected a
Name (age)	Position	Director
George J. Leon (1) (2)	Director; Investment Manager and beneficiary of the George Leon Family Trust(investments) since 1986.	1986
(67)

Jeffrey C. O’Hara, CPA	Director; President since August 2007; Vice President since 2005 COO since June 2006; CEO since December 2010.	1998
(53)

Robert A. Rice (1) (2)	Director; President and Owner of Spurwink Cordage, Inc since1998 (textile manufacturing).	2004
(55)

Robert H. Walker (1) (2) (3)	Director; Retired Executive Vice	1984
(75)	President, Robotic Vision Systems, Inc. (design and manufacture of robotic vision systems) 1983-1998

(1)	Member of the Audit Committee
(2)	Member of the Compensation Committee
(3)	Mr. Walker was elected Chairman of the Board in April 2011.
(4)	In April 2011, Mr. Harold K. Fletcher, its Chairman of the Board passed away at the age of 85. Mr. Fletcher had been Chairman/CEO of the Company from 1982-2010.

Background of Directors and Officers

George J. Leon has served as a member of the Board of Directors since 1986. Mr. Leon has substantial experience as an investment manager and in financial matters. He serves as Investment Manager and beneficiary of the George Leon Family Trust.
Jeffrey C. O’Hara, CPA has served as a member of the Board of Directors since 1998, and has been Vice President since 2005, COO since 2006, and President since 2007.  Mr. O’Hara was made CEO of the Company in December 2010. Mr. O’Hara previously held senior financial and management positions at both Fortune 500 and privately held companies.

Robert H. Walker has served as member of our Board of Directors since 1984 and was elected Chairman of the Board in April 2011. Mr. Walker, prior to his retirement in 1998 had served as Executive Vice president of Robotic Vision Systems, Inc., which designs, manufactures, markets and sells automated two-dimensional and three-dimensional machine vision-based products and systems for inspection, measurement and identification. Mr. Walker also served as CFO of that Company, whose shares were listed on the NASDAQ National Market. Mr. Walker qualifies as the Company’s “Audit Committee Financial Expert” within the meaning of the regulations under the Securities Exchange Act.

Item 10.         Directors and Executive Officers of the Registrant (continued)

Background of Directors and Officers (continued)

Robert A. Rice has served as a member of our Board of Directors since 2004. Mr. Rice is currently President and Owner of Spurwink Cordage, Inc. a textile manufacturing company located in New England since 1998. He has experience in business and financial matters and securities markets and was a stock broker registered with the SEC.
Observers:

Mr. Franz Pool, a partner in BCA, has been a Board observer since September 2010 when the Company concluded its Loan Agreement with BCA. Mr. Pool has served as Managing partner for BCA for a number of years.

Mr. Stephen Fletcher, the son of Mr. Harold Fletcher was appointed an observer on the Board on May 11, 2011. Mr. Fletcher has extensive business, management, financial, and marketing experience.

Audit Committee

The Board of Directors established a separately designated standing Audit Committee in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934.  The Audit Committee is comprised of Messrs. Walker (chairman), Leon, and Rice. Messrs. Walker, Leon, and Rice are independent, as that term is defined under the Securities Exchange Act of 1934, and Mr. Walker is a financial expert as defined in that act. (See “Background of Directors” above).

Section 16(a) Beneficial Ownership Reporting Compliance

As of March 31, 2011, the end of the last fiscal year, all officers, directors and 10% beneficial owners, known to the Company, had timely filed required forms reporting beneficial ownership of Company securities, based solely on review of Filed Forms 3 and 4 furnished to the Company.

Code of Ethics

The Board of Directors has adopted a written Code of Ethics that applies to all of the Company’s officers and employees, including the Chief Executive Officer and the Principal Accounting Officer. A copy of the Code of Ethics has been previously filed. A copy of the Code of Ethics is available to anyone requesting a copy without cost by writing to the Company, attention Joseph P. Macaluso.

Shareholder Recommendations

There have been no material changes to the Company’s procedures by which shareholders may recommend nominees to the Board of Directors since the Company’s last report on Form 10-K.

Item 11.         Executive Compensation

The following table presents information regarding compensation of our principal executive officer, and the two most highly compensated executive officers other than the principal executive officer for services rendered during fiscal years 2011 and 2010.

Summary Compensation Table

Name and Principal Position	Year	Salary ($) (1)	Incentive ($) (2)	Option Awards ($) (3)	All Other Compensation $ (4)	Total ($)
Harold K. Fletcher, CEO (5)	2011	159,000	-0-	-0-	5,990	164,990
	2010	159,000	-0-	15,524	7,623	182,147

Jeffrey C. O’Hara, President (5)	2011	148,750	-0-	44,468	21,659	214,877
	2010	140,000	-0-	15,524	19,760	175,284

Marc A. Mastrangelo, Vice President – Operations (6)	2011	67,500	-0-	-0-	9,090	76,590
	2010	135,000	-0-	-0-	18,503	153,503

(1)	The amounts shown in this column represent the dollar value of base cash salary earned by each named executive officer (“NEO”).

(2)	No incentive compensation was made to the NEO’s in 2011, and therefore no amounts are shown.

(3)
Amounts in this column represent the fair value required by ASC Topic 718 to be included in our financial statements for all options granted during that year (see Note 15 to Notes to the Consolidated Financial Statements).

(4)	The amounts shown in this column represent amounts for medical and life insurance as well as the Company’s match in the 401(k) Plan.

(5)	On December 15, 2010, Mr. O’Hara became CEO and Mr. Fletcher continued as Chairman of the Board.

(6)	Mr. Mastrangelo resigned from his position in July 2010.

Item 11.         Executive Compensation (continued)

Grants of Plan-based Awards Table for Fiscal Year

The following table sets forth information on stock options granted during or for the 2011 fiscal year to our named executive officers in connection with Subordinated Loans made by these officers as described in Note 10 to Notes to Consolidated Financial Statements.

Name	Approval Date	Grant Date	All Other Option Awards: Number of Shares of Stock (#)	Exercise or Base Price of Option Awards ($/Share)	Grant date Fair value of option Awards ($)
Jeffrey C. O’Hara	12/15/10	12/15/10	15,000	$7.62	$44,468

The exercise price of the options granted was the fair market value at the date of grant of the shares underlying such options. The estimated fair value of the shares underlying such options was determined utilizing the methodology described in Note 15 of the notes to the consolidated financial statements.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth the outstanding stock option grants held by named executive officers at the end of the 2011 fiscal year. The option exercise price set forth in the table is based on the closing market price on the date of grant.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable (1)	Option Exercise Price ($)	Option Expiration Date

Harold K. Fletcher	1,000	4,000	$8.00	2/22/15

Jeffrey C. O’Hara	9,000	6,000	$3.58	3/02/14
	1,000	4,000	$8.00	2/22/15
	-0-	15,000	$7.62	12/15/15

(1)	Options are exercisable, on a cumulative basis, 20% at or after each of the first, second, and third anniversary of the grant and 40% after the fourth year anniversary.

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

Options Exercised and Stock Vested During Fiscal Year 2011

No shares were acquired upon exercising options awards by our named executive officers (“NEOs”) during fiscal year 2011.

The following table sets forth the number of shares acquired upon exercising options awards by our named executive officers (“NEOs”) during fiscal year 2011.

Name	Number of shares acquired on exercise	Value realized on exercise (1)
Marc Mastrangelo	1,242	$4,533
(1)	Value stated calculated by subtracting the exercise price from the market value at time of exercise.

Options granted to NEOs are consistent with the terms of options granted to other employees pursuant to the Employee Stock Option Plans (see Note 15 of the notes to the consolidated financial statements). Options granted to NEOs may be tax sheltered to the grantee, and their value constitutes a charge to the Company (see Notes 2 and 15 to the Financial Statements).

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

The percentage of operating profits so determined is then distributed to senior employees, including NEOs and to a category  entitled  "other",  based on (a) the amount of the employee's base salary, (b) his contribution to the Company,  (c) the results of that contribution,  (d) an estimated amount of his  "special effort" on behalf of the Company, (e) his technical expertise, leadership, and management skills, and (f) the level of the overall  compensation paid employees performing similar work in competitive companies. No incentive awards were made to the NEOs for the years ended March 31, 2011 and 2010.

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

Item 11.         Executive Compensation (continued)

Director Compensation

Directors who are not employees or officers of the Company receive $1,250 in cash and options, at the then market price, to purchase 1,000 shares of common stock for attendance at each in-person meeting and $625 in cash and options to purchase 500 shares for attendance at each formal telephonic meeting of the Board or of a standing committee.  As of January 1, 2011, non-employee directors may elect annually to accept the foregoing compensation or waive the stock option element and receive the $2,500 in cash for attendance at the in-person meeting and $1,250 in cash for each formal telephone meeting. During fiscal year 2011 non-employee directors received the following compensation pursuant to this plan.

Name	Cash Compensation	Option Awards ($)(1)(3)	Total $
George J. Leon	$8,750	$13,583	$22,333
Robert A. Rice	$9,375	$15,065	$24,440
Robert H. Walker	$9,375	$15,065	$24,440

(1)	Amounts in this column represent the fair value required by ASC 718 to be included in our financial statements for all options granted during fiscal year 2011.
(2)	The numbers of currently exercisable options are set forth in the footnotes to Item 12 below.

Compensation Policy

The Company does not believe that its compensation policies are reasonably likely to increase corporate risk or have a material adverse effect on the Company.

Item 12.         Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information known to the Company with respect to the beneficial ownership as of April 30, 2011, by (i) all persons who are beneficial owners of five percent (5%) or more of the Company’s Common Stock, (ii) each director and nominee, (iii) the executive officers, and (iv) all current directors and executive officers as a group.

	Number of Shares		Percentage
Name and Address	Beneficially Owned		of Class (1)

Named Directors and Officers

George J. Leon, Director	378,967	(2)	14.2%
116 Glenview
Toronto, Ontario, Canada M4R1P8

Jeffrey C. O’Hara, Director	192,600	(3)	7.2%
853 Turnbridge Circle
Naperville, IL 60540

Robert A. Rice, Director	109,904	(4)	4.1%
5 Roundabout Lane
Cape Elizabeth, ME 04107

Robert H. Walker, Director	70,183	(5)	2.6%
27 Vantage Court
Port Jefferson, NY 11777

Donald S. Bab, Secretary	83,034	(6)	3.1%
770 Lexington Ave.
New York, New York 10021

All Officers and Directors	834,688	(7)	30.9%
as a Group (8 persons)
Estate of Harold K. Fletcher	658,064	(8)	24.9%
and affiliates
728 Garden Street
Carlstadt, NJ 07072

Hummingbird Management, LLC	263,524	(9)	10.1%
460 Park Avenue
New York, NY 10022

Item 12.         Security Ownership of Certain Beneficial Owners and Management  (Continued)

(1)
The class includes 2,646,215 shares outstanding in the calculation of the percentage of shares owned by a party.   The common stock deemed to be owned by the named party, includes stock which is not outstanding but subject to currently exercisable options held by the individual named in accordance with Rule 13d-3(d)c) of the Exchange Act.  The foregoing information is based on reports made by the named individuals.

(2)
Includes 299,517 shares owned by the George Leon Family Trust, of which Mr. Leon is a beneficiary, and 13,600 shares subject to currently exercisable stock options. Mr. Leon acts as manager of the trust assets pursuant to an informal family, oral arrangement, and disclaims beneficial ownership of the shares owned by the trust.

(3)	Includes 16,000 shares subject to currently exercisable stock options

(4)	Includes 13,800 shares subject to currently exercisable stock options.

(5)	Includes 11,100 shares subject to currently exercisable stock options

(6)	Includes 1,000 shares subject to currently exercisable stock options.

(7)	Includes 55,500 shares subject to currently exercisable options held by all executive officers and directors of the Company (including those individually named above).

(8)	Based on Company records

(9)	Based on Schedule 13D filed with the SEC on April 22, 2010 and furnished to the Company.

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

Additionally, at March 31, 2011 the Company has individual employment agreements with twelve individuals which provide for the grant of 80,000 stock options with a weighted average exercise of $4.09 per share.  These employee contracts have been approved by the directors, and were included as consideration for their employment but were not individually approved by shareholders. Since these options were granted under the Stock Option Plans, they are included in the 248,850 shares in the second column of the following schedule.

The following table provides information as of March 31, 2011 regarding compensation plans under which equity securities of the Company are authorized for issuance.

Plan category	Number of securities to be issued upon exercise of options	Weighted average exercise price of options	Number of options remaining available for future issuance under Equity Compensation Plans
Equity Compensation Plans approved by shareholders *	248,850	$4.69	164,328
Equity Compensation Plans not approved by shareholders	--	--	--
Total	248,850	$4.69	164,328
* See Discussion above and Note 15 of Notes to the Consolidated Financial Statements.

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

Item 14.         Principal Accountant Fees and Services

For the fiscal years ended March 31, 2011 and 2010, professional services were performed by BDO USA, LLP, the Company’s independent registered public accountant.  Fees for those years were as follows:

	2010	2011

Audit Fees	$108,000	$113,500
Audit-Related Fees	-	-
Total Audit and Audit-Related Fees	108,000	113,500
Tax Fees	-	-
All Other Fees	-	-

Total	$108,000	$113,500

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

Audit Related Fees, tax and other fees.  No fees under these categories were paid to BDO USA, LLP in 2011 and 2010.

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

Item 15.         Exhibits and Financial Statement Schedules

a.) The following documents are filed as a part of this report:
Pages
(1) Financial Statements:

Report of Independent Registered Public Accounting Firm	21

Consolidated Balance Sheets - March 31, 2011 and 2010	22

Consolidated Statements of Operations - Years Ended March 31, 2011 and 2010	23

Consolidated Statements of Changes in Stockholders' Equity - Years Ended March 31, 2011 and 2010	24

Consolidated Statements of Cash Flows - Years Ended March 31, 2011 and 2010	25

Notes to Consolidated Financial Statements	26 - 50

(2) Financial Statement Schedule
II - Valuation and Qualifying Accounts	51

TEL-INSTRUMENT ELECTRONICS CORP

Item 15.         Exhibits and Financial Statement Schedules (continued)

c.)	Exhibits identified in parentheses below on file with the Securities and Exchange Commission, are incorporated herein by reference as exhibits hereto.

*	(3.1)	Tel-Instrument Electronics Corp's Certificate of Incorporation, as amended.
*	(3.2)	Tel-Instrument Electronics Corp's By-Laws, as amended.
*	(3.3)	Tel-Instrument Electronics Corp's Restated Certificate of Incorporation dated November 8, 1996.
*	(4.1)	Specimen of Tel-Instrument Electronics Corp's Common Stock Certificate.
*	(10.1)	Lease dated March 1, 2001 by and between Registrant and 210 Garibaldi Group.
*	(10.2)	10% convertible subordinated note between Registrant and Harold K. Fletcher.
*	(10.3)	Purchase agreement between Registrant and Innerspace Technology
*	(10.4)	Agreement between Registrant and Semaphore Capital Advisors, LLC
*	(10.5)	2006 Stock Option Plan
*	(10.6)	Subordinated Note Between Registrant and Harold K. Fletcher
*	(10.7)	Subordinated Note Between Registrant and Jeffrey C. O’Hara
*	(10.8)	Shareholder Purchase Agreement between the Registrant and Harold K. Fletcher
*	(10.9)	Shareholder Purchase Agreement between the Registrant and Jeffrey C. O’Hara
*	(10.10)	Shareholder Purchase Agreement between the Registrant and George Leon
	(10.11)	Loan Agreement with BCA Mezzanine Fund, LLP and Amendments 1-3
	(10.12)	Intercreditor and Subordination Agreement among Harold. K. Fletcher, Jeffrey C. O’Hara and BCA Mezzanine Fund, LLP.
	(23.1)	Consent of Independent Registered Public Accounting Firm
	(31.1)	Certification by CEO pursuant to Rule 15d-14 under the Securities Exchange Act.
	(31.2)	Certification by CFO pursuant to Rule 15d-14 under the Securities Exchange Act.
	(32.1)	Certification by CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
* Incorporated by reference to to previously filed documents..

  The Company will furnish to a stockholder, upon request, any exhibit at cost.

TEL-INSTRUMENT ELECTRONICS CORP

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEL-INSTRUMENT ELECTRONICS CORP (Registrant)

Dated: June 29, 2011	By:	/s/ Jeffrey C. O’Hara
Jeffrey C. O'Hara
CEO and Director
(Principal Executive

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated and by signature hereto.

Signature	Title	Date

/s/ Joseph P. Macaluso	Principal Accounting Officer	June 29, 2011
/s/ Joseph P. Macaluso

/s/ George J. Leon	Director	June 29, 2011
/s/ George J. Leon

/s/ Jeffrey C. O’Hara	CEO, President, COO and Director	June 29, 2011
/s/ Jeffrey C. O’Hara

/s/ Robert A. Rice	Director	June 29, 2011
/s/ Robert A. Rice

/s/ Robert H. Walker	Chairman of the Board, Director	June 29, 2011
/s/ Robert H. Walker