Form 10-Q
period 2011-06-30
TEL INSTRUMENT ELECTRONICS CORP
filed 2011-08-22
CIK 96885

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

Commission File No. 33-18978

TEL-INSTRUMENT ELECTRONICS CORP
(Exact name of Registrant as specified in its charter)

New Jersey	22-1441806
(State of incorporation)	(IRS Employer Identification Number)

728 Garden Street Carlstadt, New Jersey	07072
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (201) 933-1600

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of the issuer's common stock, as of the latest practical date:   2,648,215 shares of Common stock, $.10 par value as of August 17, 2011.

TEL-INSTRUMENT ELECTRONICS CORPORATION

Item 1.            Financial Statements

TEL-INSTRUMENT ELECTRONICS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2011	March 31, 2011
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$715,323	123,955
Accounts receivable, net	1,714,744	2,585,619
Unbilled government receivables	1,466,623	1,466,623
Inventories, net	2,520,492	2,970,378
Prepaid expenses and other	101,241	70,970
Deferred debt expense	108,321	108,321
Deferred income tax asset	1,105,802	1,131,175
Total current assets	7,732,546	8,457,041

Equipment and leasehold improvements, net	300,813	330,694
Deferred debt expenses – long-term	346,025	373,105
Deferred income tax asset – non-current	1,461,664	1,461,664
Other assets	52,886	35,235
Total assets	$9,893,934	$10,657,739

LIABILITIES & STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion long-term debt	367,859	282,798
Capital lease obligations	7,353	15,685
Accounts payable	730,260	1,598,679
Progress billings	-	424,202
Deferred revenues – current portion	18,450	28,382
Accrued payroll, vacation pay and payroll taxes	444,357	445,738
Accrued expenses	1,451,387	1,287,034
Total current liabilities	3,019,666	4,082,518

Subordinated notes payable-related parties, net of debt discount	250,000	250,000
Deferred revenues	12,037	15,381
Warranty Liability	534,723	366,137
Long-term debt, net of debt discount	1,907,449	1,979,114
Total liabilities	5,723,875	6,693,150

Commitments

Stockholders' equity:
Common stock, par value $.10 per share, 2,648,215 and 2,646,215 issued and outstanding as of June 30, 2011 and March 31, 2011, respectively	264,821	264,621
Additional paid-in capital	5,740,952	5,711,531
Accumulated deficit	(1,835,714)	(2,011,563)
Total stockholders' equity	4,170,059	3,964,589
Total liabilities and stockholders' equity	$9,893,934	$10,657,739

See accompanying notes to condensed consolidated financial statements.

TEL-INSTRUMENT ELECTRONICS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	June 30, 2011	June 30, 2010

Net sales	$3,990,211	$2,455,280
Cost of sales	2,128,580	1,372,900

Gross margin	1,861,631	1,082,380

Operating expenses:
Selling, general and administrative	798,822	758,044
Engineering, research and development	849,038	757,346
Total operating expenses	1,647,860	1,515,390

Income (loss) from operations	213,771	(433,010)

Other income (expense):
Amortization of debt discount	(13,395)	(5,769)
Amortization of debt expense	(27,080)	-
Change in fair value of common stock warrants	(168,586)	-
Gain on sale of capital asset	-	3,600
Proceeds from life insurance policy	300,029	-
Interest income	93	47
Interest expense	(102,694)	(23,505)

Income (loss) before income taxes	202,138	(458,637)

Income tax provision (benefit)	26,289	(183,225)

Net Income (loss)	$175,849	$(275,412)

Net Income (loss) per share:
Basic income (loss) per common share	$0.07	$(0.11)
Diluted income (loss) per common share	$0.06	$(0.11)

Weighted average shares outstanding:
Basic	2,647,138	2,615,625
Diluted	2,731,749	2,615,625

See accompanying notes to condensed consolidated financial statements.

TEL-INSTRUMENT ELECTRONICS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months ended
	June 30, 2011June 30, 2010

Cash flows from operating activities:
Net income (loss)	$175,849	$(275,412)
Adjustments to reconcile net loss to net cash used in operating activities:
Deferred income taxes	25,373	(185,940)
Depreciation and amortization	56,961	42,310
Provision for inventory obsolescence	10,000	-
Gain on sale of asset	-	(3,600)
Amortization of debt discount	13,396	5,769
Increase in cash surrender value of life insurance	2,011	-
Gain on proceeds from life insurance policy	(300,029)	-
Change in fair value of common stock warrant	168,586	-
Non-cash stock-based compensation	24,231	23,665

Changes in assets and liabilities:
Decrease in accounts receivable	870,875	96,358
Decrease (increase) in inventories	439,886	(119,697)
Increase in prepaid expenses & other	(3,569)	(2,789)
Increase in other assets	(32,316)	(20,278)
Decrease in accounts payable	(868,419)	(12,501)
(Decrease) increase in accrued payroll, vacation pay and payroll taxes	(1,381)	65,486
Decrease in deferred revenues	(13,276)	(22,378)
(Decrease) increase in progress billings	(424,202)	450,694
Increase (decrease) in accrued expenses	164,353	(133,095)
Net cash provided by (used in) operating activities	308,329	(91,408)

Cash flows from investing activities:
Proceeds from the sale of capital asset	-	3,600
Purchases of equipment	-	(86,801)
Net cash used in investing activities	-	(83,201)

Cash flows from financing activities:
Proceeds from the exercise of stock options	5,390	6,075
Repayment of capitalized lease obligations	(8,332)	-
Proceeds from borrowings from line of credit	-	150,000
Proceeds from life insurance policy	285,981	-
Net cash provided by financing activities	283,039	156,075

Net increase (decrease) in cash and cash equivalents	591,368	(18,534)
Cash and cash equivalents at beginning of period	123,955	173,048
Cash and cash equivalents at end of period	$715,323	$154,514

Taxes paid	$-	$-
Interest paid	$87,192	$9,269

See accompanying notes to condensed consolidated financial statements.

TEL-INSTRUMENT ELECTRONICS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1                      Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of Tel-Instrument Electronics Corp. as of June 30, 2011, the results of operations for the three months ended June 30, 2011 and June 30, 2010, and statements of cash flows for the three months ended June 30, 2011 and June 30, 2010.  These results are not necessarily indicative of the results to be expected for the full year.

The financial statements have been prepared in accordance with the requirements of Form 10-Q and consequently do not include disclosures normally made in an Annual Report on Form 10-K.  The March 31, 2011 balance sheet included herein was derived from the audited financial statements included in the Company’s annual report on Form 10-K as of that date. Accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2011.

Note 2                     Revenue Recognition – Percentage-of-Completion – ITATS (“Intermediate Level TACAN Test Set”) (AN/ARM-206)

Due to the unique nature of the ITATS program, wherein a significant portion of this contract will not be delivered for over a year, revenues under this contract are recognized on a percentage-of-completion basis, which recognizes sales and profit as they are earned, rather than at the time of shipment. Revenues and profits are estimated using the cost-to-cost method of accounting where revenues are recognized and profits recorded based upon the ratio of costs incurred to estimate of total costs at completion. The ratio of costs incurred to date to the estimate of total costs at completion is applied to the contract value to determine the revenues and profits. When adjustments in estimated contract revenues or estimated costs at completion are required, any changes from prior estimates are recognized by recording adjustments in the current period for the inception-to-date effect of the changes on current and prior periods. The Company also receives progress billings on this program, which is a funding mechanism by the government to assist contractors on long-term contracts prior to delivery. In July 2011, the Company secured a $599k contract modification from the U.S. Navy to incorporate product enhancements to the ITATS AN/ARM-206 TACAN test set resulting from Navy technical evaluation testing. These changes, and the required product verification testing, are expected to take an estimated nine to 12 months to complete. This additional funding will not have a material bottom line impact as most of the engineering work for this contract will be sub-contracted to DRS Sustainment Systems located in St. Louis. Production deliveries of the 102 ITATS units are now expected to begin in the middle of the next calendar year.  (See Critical Accounting Policies – Revenue Recognition). These progress payments are applied to Unbilled Government Receivables resulting from revenues recognized under percentage-of-completion accounting.

Note 3                     Accounts Receivable, net

The following table sets forth the components of accounts receivable:

	June 30, 2011	March 31, 2011
Government	$1,281,152	$2,344,438
Commercial	470,262	277,851
Less: Allowance for doubtful accounts	(36,670)	(36,670)
	$1,714,744	$2,585,619

TEL-INSTRUMENT ELECTRONICS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 4                     Inventories, net

Inventories consist of:

	June 30, 2011	March 31, 2011

Purchased parts	$1,693,513	$2,119,957
Work-in-process	1,224,968	1,184,812
Finished goods	57,011	110,609
Less: Inventory reserve	(455,000)	(445,000)

	$2,520,492	$2,970,378

Note 5                      Earnings (Loss) Per Share

Financial Accounting Standards Board (“FASB”) ASC 260 requires presentation of basic earnings per share ("basic EPS") and diluted earnings per share ("diluted EPS").

The Company’s basic income (loss) per common share is based on net income (loss) for the relevant period, divided by the weighted average number of common shares outstanding during the period.  Diluted income (loss) per common share is based on net income (loss), divided by the weighted average number of common shares outstanding during the period, including common share equivalents, such as outstanding stock options. Diluted loss per share for the period ended June 30, 2010 does not include common stock equivalents, as these stock equivalents would be anti-dilutive.

	Three Months Ended	Three Months Ended
	June 30, 2011	June 30, 2010
Basic net loss per share computation:
Net Income (loss) attributable to common stockholders	$$175,849	$(275,412)
Weighted-average common shares outstanding	2,647,138	2,615,625
Basic net income (loss) per share attributable to common stockholders	$0.07	$(0.11)
Diluted net loss per share computation
Net Income (loss) attributable to common stockholders	$$175,849	$(275,412)
Weighted-average common shares outstanding	2,647,138	2,615,625
Incremental shares attributable to the assumed exercise of outstanding stock options	84,611	-
Total adjusted weighted-average shares	2,731,749	2,615,625
Diluted net income (loss) per share attributable to common stockholders	$0.06	$(0.11)

TEL-INSTRUMENT ELECTRONICS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 6                      Long-Term Debt

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

The features of the note are as follows:

1.
The Note has a term of five (5) years with an annual interest rate of 14% on the outstanding principal amount. Payments for the first year are interest only and amount to $28,762 monthly and after the first year the Company will make monthly payments of approximately $69,000 for the remaining term of the loan.

2.
The Company issued BCA a nine-year warrant for 136,090 shares, based upon 4.5% of the fully –diluted outstanding shares of the Company’s common stock at $6.70 per share, the average closing price over the three days preceding the loan closing on the NYSE-Amex Exchange. In the event of specific major corporate events or the maturity of the five-year loan, BCA can require the Company to purchase the warrant and warrant shares at the higher of the then Exchange market price less the share exercise price, in the case of the warrant, or five times operating income per share. In connection with the warrant issued in conjunction with this debt, the Company recorded a debt discount (see above) and warrant liability, which is being marked to fair value at the end of each period (see Note 10 to Notes to the Condensed Consolidated Financial Statements). The debt discount is to be amortized over the life of the loan

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

6.
Upon the occurrence of a Change of Control or within five (5) Business Days of an O’Hara Life Insurance Realization Event, the Company shall, in each case at the election of BCA, prepay by wire transfer the entire outstanding principal amount of the Note in accordance with the redemption prices (the “Mandatory Redemption Prices”) set forth below (expressed as a percentage of the outstanding principal amount being prepaid and shall pay 103% in the first loan year, 102% in the second loan year, and 100% thereafter), together with (x) Interest, if any, accrued and unpaid on the outstanding principal amount of the Note so prepaid through the date of such prepayment, (y) all reasonable out-of-pocket costs and expenses (including reasonable fees, charges and disbursements of counsel), if any, associated with such prepayment, and (z) all other costs, expenses and indemnities then payable under this Agreement (such amounts, collectively the “Mandatory Redemption Payment”). If a Change of Control or O’Hara Life Insurance Realization Event shall occur during any Loan Year set forth below, the Mandatory Redemption Price shall be determined based upon the percentage indicated above for such Loan Year multiplied by the principal amount which is being prepaid. At the election of BCA, all or any portion of the Mandatory Redemption Payment may be paid in the form of Marketable Securities in lieu of cash and to the extent available and to the extent not restricted by any SBIC Regulations. In the event BCA makes the election contemplated by the immediately preceding sentence, the Issuer shall issue to Purchaser that number of shares having an aggregate Current Market Price as of such issuance date equal to that portion of the Mandatory Redemption Payment subject to such election.

7.	The senior notes contain a number of affirmative and negative covenants which could restrict our operations. We were in compliance with all of our covenants as of June 30, 2011.
8.	The Company and BCA have amended certain provisions to ease some restrictions.

TEL-INSTRUMENT ELECTRONICS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 7                     Stock Options

The Company adopted the FASB ASC 718, utilizing the modified prospective method. FASB ASC 718 requires the measurement of stock-based compensation based on the fair value of the award on the date of grant. Under the modified prospective method, the provisions of ASC 718 apply to all awards granted after the date of adoption. The Company recognizes compensation cost on awards on a straight-line basis over the vesting period, typically four years. As a result of adopting ASC 718, operations was charged $24,231 and $23,665 for three months ended June 30, 2011 and 2010, respectively. The Company estimates the fair value of each option using the Black Scholes option-pricing model with the following weighted-average assumptions: expected dividend yield of 0.0%, risk-free interest rate of 1.98% to 2.31%, volatility at 40.74% to 40.76% of the Company’s stock, and an expected life of 5 years for options granted for the three months ended June 30, 2010. The Company did not grant any stock options for the three months ended June 30, 2011.  The Company estimates forfeiture rate based on historical data. Based on an analysis of historical information, the Company has applied a forfeiture rate of 8%.

Note 8                      Segment Information

In accordance with FASB ASC 280, “Disclosures about Segments of an Enterprise and related information”, the Company determined it has two reportable segments - avionics government and avionics commercial.  There are no inter-segment revenues.

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

TEL-INSTRUMENT ELECTRONICS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 8                      Segment Information (continued)

The table below presents information about reportable segments within the avionics business for the periods ending June 30, 2011 and 2010:

	Avionics	Avionics	Avionics	Corporate
Three Months Ended June 30, 2011	Gov’t	Comm’l.	Total	Items	Total
Net sales	3,145,592	844,619	3,990,211	-	3,990,211
Cost of Sales	1,674,813	453,767	2,128,580	-	2,128,580

Gross Margin	1,470,779	390,852	1,861,631	-	1,861,631

Engineering, research, and development			849,038		849,038
Selling, general, and admin.			361,816	437,006	798,822
Amortization of debt discount			-	13,395	13,395
Amortization of debt expense			-	27,080	27,080
Change in fair value of common stock warrants			-	168,586	168,586
Proceeds from life insurance			-	(300,029)	(300,029)
Interest (income) expense, net			-	102,601	102,601
Total expenses			1,210,854	448,639	1,659,493

Income (loss) before income taxes			$650,777	$(448,639)	$202,138

	Avionics	Avionics	Avionics	Corporate
Three Months Ended June 30, 2010	Gov’t	Comm’l.	Total	Items	Total
Net sales	1,848,473	$606,807	$2,455,280	$-	$2,455,280
Cost of Sales	940,672	432,228	1,372,900	-	1,372,900

Gross Margin	907,801	174,579	1,082,380	-	1,082,380

Engineering, research, and development			757,346	-	757,346
Selling, general, and admin.			348,095	409,949	758,044
Gain on sale of asset				(3,600)	(3,600)
Interest (income) expense,net				29,227	29,227
Total expenses			1,105,441	435,576	1,541,017

Income (loss) before income taxes			$(23,061)	$(435,576)	$(458,637)

TEL-INSTRUMENT ELECTRONICS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 9                      Income Taxes

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

The tax effect of temporary differences, primarily net operating loss carryforwards, asset reserves and accrued liabilities, gave rise to the Company's deferred tax asset in the accompanying June 30, 2011 and March 31, 2011 consolidated balance sheets. Deferred income taxes are recognized for the tax consequence of such temporary differences at the enacted tax rate expected to be in effect when the differences reverse. (See Critical Accounting Policies)

Note 10           Fair Value Measurements

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
(Unaudited)

Note 10           Fair Value Measurements (continued)

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

The carrying value of the Company’s borrowings is a reasonable estimate of its fair value as borrowings under the Company’s credit facility reflect currently available terms and conditions for similar debt.

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as of June 30, 2011 and March 31, 2011. As required by FASB ASC 820-10, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

June 30, 2011	Level I	Level II	Level III	Total
Total Assets	$-	$-	$-	$-

Warrant liability	-	-	534,723	534,723
Total Liabilities	$-	$-	$534,723	$534,723

March 31, 2011	Level I	Level II	Level III	Total
Total Assets	$-	$-	$--	$-

Warrant liability	-	-	366,137	366,137
Total Liabilities	$-	$-	$366,137	$366,137

TEL-INSTRUMENT ELECTRONICS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 10           Fair Value Measurements (continued

The Company adopted the guidance of ASC 815, which requires that we mark the value of our warrant liability (see Note 6) to market and recognize the change in valuation in our statement of operations each reporting period. Determining the warrant liability to be recorded requires us to develop estimates to be used in calculating the fair value of the warrant. The fair value of the warrant is calculated using the Black-Scholes valuation model.

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

	At Inception	March 31, 2011	June 30, 2011

Risk free interest rate	2.81%	3.47%	3.18%
Expected life in years	9	8.45	8.2
Expected volatility	28.51%	29.11%	39.74%
Fair market value per share	$6.70	$7.63	$9.00
Exercise price	$6.70	$6.70	$6.70
Warrant Liability	$281,656	$366,137	$534,723

The volatility calculation was based on the 18 months for the Company’s stock price prior to the measurement date, utilizing January 1, 2010 as the initial period, as the Company believes that this is the best indicator of future performance, and the source of the risk free interest rate is the US Treasury rate related to 10 year notes. The exercise price is per the agreement, the fair market value is the closing price of our stock on the date of measurement, and the expected life is based on management’s current estimate of when the warrants will be exercised. All inputs to the Black-Scholes options model are evaluated each reporting period.

TEL-INSTRUMENT ELECTRONICS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 11           Reclassifications

Certain prior year and period amounts have been reclassified to conform to the current period presentation.

Note 12           Litigation

On March 24, 2009, Aeroflex Wichita, Inc. (“Aeroflex”) filed a petition against the Company and two of its employees in the District Court, Sedgwick County, Kansas, Case No. 09 CV 1141 (the “Aeroflex Action”), alleging that the Company and its two employees misappropriated Aeroflex’s proprietary technology in connection with the Company winning a substantial contract from the U.S. Army (the “Award”), to develop new Mode-5 radar test sets and kits to upgrade the existing TS-4530 radar test sets to Mode 5. Aeroflex’s petition alleges that in connection with the award, the Company and its named employees misappropriated Aeroflex’s trade secrets; tortuously interfered with its business relationship; conspired to harm Aeroflex and tortuously interfered with its contract and seeks injunctive relief and damages. The crux of all the claims in the Aeroflex Action is that the Company misappropriated and used Aeroflex proprietary technology in winning the Award.

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

In December 2009, the Kansas court dismissed the Aeroflex civil suit against the Company. While this decision was based on jurisdictional issues, the ruling did note that Aeroflex, after discovery proceedings, did not provide any evidence that Tel or its employees misappropriated Aeroflex trade secrets. The Kansas ruling also referenced the Army’s findings, in its response to the General Accountability Office (“GAO”), which rejected Aeroflex’s claims and determined that Tel used its own proprietary technology on this program. Aeroflex has elected to appeal this Kansas decision and has agreed to stay any action against the two former employees until a decision is reached. The appeal was argued in the Kansas Supreme Court in January 2011 and the Company does not anticipate a decision for some time. Tel remains confident as to the outcome of this appeal and any potential follow-on litigation. An estimate of possible loss, if any cannot be made in view of, among other things, the Army findings and the decision of the Kansas Court, discussed above, as well as the fact that there has not yet been discovery of the merits of the claims and defenses.

Note 13           New Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (FASB) issued ASU 2011-04, guidance to improve consistency in application of existing fair value measurement and disclosure requirements.  The standard is intended to clarify the application of the requirements, not to establish valuation standards or affect valuation practices outside of financial reporting.  The guidance is effective for interim and annual periods beginning on or after December 15, 2011, with early adoption prohibited.
In June 2011, the FASB issued ASU 2011-05, guidance to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income.  The standard eliminates the current option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity.  The amendment requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  The amendment does not affect how earnings per share is calculated or presented.  The guidance is effective for interim and annual periods beginning after December 15, 2011.  Early adoption is permitted. The Company currently does not have other comprehensive income. Should the company have other comprehensive income in the future, we will determine if we will present it on a single continuous statement of comprehensive income or in two separate but consecutive statements.

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

Forward-looking statements include, among others, statements concerning the Company’s outlook, pricing trends and forces within the industry, the completion dates of capital projects, expected sales growth, cost reduction strategies and their results, long-term goals of the Company and other statements of expectations, beliefs, including statements regarding litigation and utilization of deferred tax assets, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts.

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

Revenue recognition – revenues are recognized at the time of shipment to, or acceptance by customer provided title and risk of loss is transferred to the customer.  Provisions, when appropriate, are made where the right to return exists.  In certain instances, the Company may offer the unit on trial basis. The Company does not recognize revenue until the unit has been accepted. The Company only offers product on a trial basis in rare instances, and no provision has been made at June 30, 2011 and March 31, 2011.

Revenues on repairs and calibrations are recognized at the time the repaired or calibrated unit is shipped, as it is at the time that the work is completed.

Due to the unique nature of the ITATS program wherein a significant portion of this contract will not be delivered for over a year, revenues under this contract have been recognized on a percentage-of-completion basis, which recognizes sales and profit as they are earned, rather than at the time of shipment.  Revenues and profits are estimated using the cost-to-cost method of accounting where revenues are recognized and profits recorded based upon the ratio of costs incurred to date to our estimate of total costs at completion. The ratio of costs incurred to our estimate of total costs at completion is applied to the contract value to determine the revenues and profits. When adjustments in estimated contract revenues or estimated costs at completion are required, any changes from prior estimates are recognized by recording adjustments in the current period for the inception-to-date effect of the changes on current and prior periods. The Company also receives progress billings on this program, which is a funding mechanism by the government to assist contractors on long-term contracts prior to delivery. In July 2011, the Company secured a $599k contract modification from the U.S. Navy to incorporate product enhancements to the ITATS AN/ARM-206 TACAN test set resulting from Navy technical evaluation testing. These changes, and the required product verification testing, are expected to take an estimated nine to 12 months to complete. This additional funding will not have a material bottom line impact as most of the engineering work for this contract will be sub-contracted to DRS Sustainment Systems located in St. Louis. Production deliveries of the 102 ITATS units are now expected to begin in the middle of the next calendar year.

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

Income taxes - deferred tax assets arise from a variety of sources, the most significant being: a) tax losses that can be carried forward to be utilized against profits in future years; b) expenses recognized in the books but disallowed in the tax return until the associated cash flow occurs; and c) valuation changes of assets which need to be tax effected for book purposes but are taxable only when the valuation change is realized. Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using enacted tax rates and laws that are expected to be in effect when such differences are expected to reverse.  The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance for any tax benefit which is not more likely than not to be realized. In assessing the need for a valuation allowance, future taxable income is estimated, in order to determine the amount of realization of tax loss carryforwards. Valuation allowances related to deferred tax assets can also be affected by changes to tax laws, changes to statutory tax rates and future taxable income levels.

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

All projections contain a measure of uncertainty and accordingly, actual results could differ materially.  As in the case of many development projects, there can be delays which can cause expected revenues to be delayed, and additional expenses to be incurred. Our revenue projections were based upon the contract award, which includes the number of units which are expected to be delivered, and our expectation for the completion of the development and production start-up.

Our projections were largely predicated upon the receipt of timely production orders for the CRAFT 708 based on contractual requirements from our U.S. Navy customer and prior experience with U.S. Navy developmental contracts. The delivery of these units and the associated revenues were delayed due in large part to an extended Navy technical evaluation process that did not successfully conclude until April 2011. The CRAFT 708 is testing new technology and incorporated many functions which were never combined together, and, as such, the duration of the testing and Navy technical evaluation (which is outside the Company’s control) took much longer than prior programs. It is as a result of these delays that the Company incurred losses and the increase in the deferred asset. The Company has successfully completed technical evaluation and has received a production order for $16.2 million. The Company believes, although no assurance can be given, that with this order in combination with existing business and the completion and delivery of units for the TS-4530A program that it will be able to realize its deferred tax asset associated with its net operating loss carryforwards.

Fair Value Measurements – the Company adopted the guidance of ASC 815, which requires that we mark the value of our warrant liability (see Note 10) to market and recognize any change in valuation in our statement of operations each reporting period. Determining the warrant liability to be recorded requires us to develop estimates to be used in calculating the fair value of the warrant. The fair value of the warrant is calculated using the Black-Scholes valuation model.

The common stock warrant was not issued with the intent of effectively hedging any future cash flow, fair value of any asset, liability or any net investment in a foreign corporation. The warrants do not qualify for hedge accounting, and, as such, all changes in the fair value of these warrants are recognized as other income/expense in the statement of operations until such time as the warrants are exercised or expire. Since these common stock warrants do not trade in an active securities market, the Company recognizes a warrant liability and estimates the fair value of these warrants using the Black-Scholes options model.

The volatility calculation was based on the 18 months for the Company’s stock price prior to the measurement date, utilizing January 1, 2010 as the initial period, as the Company believes that this is the best indicator of future performance, and the source of the risk free interest rate is the US Treasury rate related to 10 year notes. The exercise price is per the agreement, the fair market value is the closing price of our stock on the date of measurement, and the expected life is based on management’s current estimate of when the warrants will be exercised. If the Company used different measurements in calculating the volatility of its stock, it could have an impact on its balance sheet and statement of operations. However, the Company believes the measurement period used is the best predictor of the value of the warrant. All inputs to the Black-Scholes options model are evaluated each reporting period.

General

Management’s discussion and analysis of results of operations and financial condition is intended to assist the reader in the understanding and assessment of significant changes and trends related to the results of operations and financial position of the Company together with its subsidiary.  This discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying financial notes and Management’s Discussion and Analysis in the Company’s Annual Report on Form 10-K for the year ended March 31, 2011.

Overview

For the first quarter of Fiscal year 2012, the Company recorded its third consecutive quarter of profitability. For the three months ended June 30, 2011, the Company recorded net income of $175,849 as compared to a net loss of $275,412 for the same period in the prior year. Sales for the three months ended June 30, 2011 increased $1,534,931 (62.5%) to $3,990,211 as compared to the same period last year. Net income was affected by non-cash charges of approximately $199,000 attributed to the Company’s note and warrant issued to BCA Mezzanine Fund LLP in fiscal year 2011, as discussed in Note 6 to the Condensed Consolidated Financial Statements.

As a result of the Company’s improving operations and financial results, sales and profits have continued to increase, and there have been improvements in the Company’s liquidity and stockholders’ equity, which currently exceeds the NYSE Amex requirement of $4 million. The Company has also rescheduled its move to the new facility until this fall.

The U.S. Navy evaluated the Company’s AN/USM-708 test set, which utilizes new generation technology, and concluded it was suitable for fleet use.

The Company announced that it has secured the production release from the U.S. Navy for the $16.2 million CRAFT AN/USM 708 delivery order the Company received in April 2011. Production deliveries on this 732 unit order are expected to begin in the fourth quarter of the current calendar year. The CRAFT 708 is a multi-purpose flight-line test set that will replace up to eight older test sets currently being used by the U.S. Navy.

The Company also has secured a $599k contract modification from the U.S. Navy to incorporate product enhancements to The ITATS AN/ARM-206 TACAN test set resulting from Navy technical evaluation testing. These changes, and the required product verification testing, are expected to take an estimated nine to 12 months to complete. This additional funding will not have a material bottom line impact as most of the engineering work for this contract will be sub-contracted to DRS Sustainment Systems located in St. Louis. Production deliveries of the 102 ITATS units ($5.3 million) are now expected to begin in the middle of the next calendar year.

The TS-4530A product is currently in Army product verification and AIMS testing which is scheduled to be completed in the next several months. Volume production of the TS-4530A is currently scheduled to begin in the third quarter of the current fiscal year subject to receipt of required regulatory approvals.

The Company believes, although no assurance can be given, that with the U.S. Navy’s evaluation approval of the AN/USM-708, and the resolution of the issues regarding the ITATS contract, the Company can look forward to continued financial growth in the near and mid-term. Future approval of the TS-4530A unit will enhance this outlook.

At June 30, 2011 the Company’s backlog was approximately $48.4 million, including the order for 102 ITATS units in the amount of $5 million for which a production order has not yet been released, as compared to approximately $25.4 million at June 30, 2010.

The Company believes that it has adequate liquidity, borrowing resources and backlog to fund operating plans for at least the next twelve months. Currently, the Company has no material capital expenditure requirements. The Company believes it will have moderate moving and capital expenditure costs associated with the upcoming move to a new facility located in East Rutherford, NJ.

Results of Operations

Sales

For the first quarter ended June 30, 2011 total sales increased $1,534,931 (62.5%) to $3,990,211 as compared to $2,455,280 for the same quarter in the prior year. Avionics Government sales increased $1,297,119 (70.2%) to $3,145,592 for the period as compared to $1,848,473 for the same period last year. This increase in Avionics Government sales is primarily attributed to an increase in shipments of the AN/UPM -708, the TR-100AF TACAN test sets to the U.S. Air Force and initial pilot production units of the TS-4530A test sets  offset partially by lower sales of the AN/USM-719. Commercial sales increased $237,812 (39.2%) to $844,619 for the three months ended June 30, 2011 as compared to $606,807 in the same period in the prior year. This increase is primarily attributed to an increase in its repair and overhaul business.

Gross Margin

Gross margin increased $779,251 (72%) to $1,861,631 for the three months ended June 30, 2011 as compared to $1,082,380 for the same three months in the prior fiscal year.  This increase is mostly attributed to the increase in sales volume. The gross margin percentage for the three months ended June 30, 2011 was 46.7% as compared to 44.1% for the three months ended June 30, 2010. This change in gross margin percentage is a result of a change in mix of products sold.

Operating Expenses

Selling, general and administrative expenses increased $40,778 (5.4%) to $798,822 for the three months ended June 30, 2011, as compared to $758,044 for the three months ended June 30, 2010. This increase is attributed mainly to an increase in investor relations expenses and accrued bonus compensation expense offset partially by lower administrative salaries and outside commission expenses.

Engineering, research and development expenses increased $91,692 (12.1%) to $849,038 for three months ended June 30, 2011 as compared to $757,346 for the three months ended June 30, 2010, primarily as a result of an increase in salaries as a result of efforts related to finalize the AN/USM-708 product and efforts related to the TS-4530A program. The Company has completed the design of the AN/USM-708 and the TS-4530A program is undergoing product verification.

Other Income (Expense), net

Interest expense and amortization of debt issuance costs increased to $143,169 mostly as a result of interest on the new $2.5 million loan from BCA, which carries a higher face amount and interest rate. Amortization of debt discount is in connection with (i) the stock options issued in conjunction with the officers’ subordinated notes and (ii) warrants issued in conjunction with the loan from BCA. The amortization of deferred debt expense is also associated with the loan from BCA. The Company also incurred a non-cash loss associated with the revaluation of warrants issued in conjunction with the loan to BCA in the amount of $168,586 (see Note 10 of Notes to the Condensed Consolidated Financial Statements). The Company also recorded a gain of $300,029 from proceeds on a life insurance policy.

Income (Loss) before Income Taxes

As a result of the above, the Company recorded income before income taxes of $202,138 for the quarter ended June 30, 2011 as compared to a loss before income taxes of $458,637 for the quarter ended June 30, 2010.

Income Taxes

For the three months ended June 30, 2011, the Company recorded an income tax provision of $26,289 as compared to an income tax benefit of $183,225 for the three months ended June 30, 2010. The change is the result of the net income in the current year. These amounts represent the effective federal and state tax rate of approximately 40% on the Company’s net income or loss before taxes.  The proceeds on the life insurance policy are not taxable, and the loss on the change in fair value of the common stock warrants is not deductible.

Net Income (Loss)

As a result of the above, the Company recorded net income of $175,849 for the quarter ended June 30, 2011 as compared to a net loss of $275,412 for the quarter ended June 30, 2010.

Liquidity and Capital Resources

At June 30, 2011, the Company had working capital of $4,712,880 as compared to $4,374,523 at March 31, 2011.

During the three months ended June 30 2011, the Company increased cash by $591,638. The Company’s principal sources and uses of funds were as follows:

Cash provided by/used in operating activities.  For the three months ended June 30, 2011, the Company provided $308,329 in cash from operations as compared to using $91,408 in cash for the three months ended June 30, 2010. This increase is primarily attributed to the higher net income and decrease in accounts receivable and inventories offset partially by lower accounts payable and the liquidation of progress billings.

Cash used in investing activities. The Company did not use any of its cash for investing activities for the three months ended June 30, 2011. Net cash used in investing activities was $83,201 for the three months ended June 30, 2010 due primarily to the purchases of equipment.

Cash provided by financing activities. Net cash provided by financing activities for the three months ended June 30, 2011 was $283,039 as compared to $156,075 for the three months ended June 30, 2010. This increase is attributed to the proceeds from a life insurance policy.

In September 2010, the Company, pursuant to an agreement with BCA Mezzanine Fund LP, borrowed $2.5 million for five years (see Note 6 to the Condensed Consolidated Financial Statements).

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

There was no significant impact on the Company’s operations as a result of inflation for the three months ended June 30, 2011.  These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended March 31, 2011.

Item 4.            Controls and Procedures

Controls and Procedures

Evaluation of disclosure controls and procedures.

The Company, including its principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as of the end of the period covered by this report (the “Evaluation Date”). Based upon the evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective. Disclosure controls are controls and procedures designed to reasonably ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls include controls and procedures designed to reasonably ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 1.            Legal Proceedings

See discussion in Item 3 of the Company’s Report on Form 10-K for the fiscal year ended March 31, 2011 and Note 12 to the Condensed Consolidated Financial Statements above.

Item 2.            Unregistered Sales of Equity Securities and Use of Proceeds

 None.

Item 6.             Exhibits

31.1	Certification by CEO pursuant to Rule 15d-14 under the Securities Exchange Act.
31.2	Certification by CFO pursuant to Rule 15d-14 under the Securities Exchange Act.
32.1	Certification by CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**101.INS	XBRL Instance Document
**101.SCH	XBRL Taxonomy Extension Schema
**101.CAL	XBRL Taxonomy Extension Calculation Linkbase
**101.DEF	XBRL Taxonomy Extension Definition Linkbase
**101.LAB	XBRL Taxonomy Extension Label Linkbase
**101.PRE	XBRL Taxonomy Extension Presentation Linkbase

** Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEL-INSTRUMENT ELECTRONICS CORP.

Date: August 22, 2011	By:	/s/ Jeffrey C. O’Hara
Jeffrey C. O’Hara
CEO

Date: August 22, 2011	By:	/s/ Joseph P. Macaluso
Joseph P. Macaluso
Principal Accounting Officer