Form 10-Q
period 2011-09-30
TEL INSTRUMENT ELECTRONICS CORP
filed 2011-11-14
CIK 96885

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

Commission File No. 33-18978

TEL-INSTRUMENT ELECTRONICS CORP
(Exact name of Registrant as specified in its charter)

New Jersey	22-1441806
(State of incorporation)	(IRS Employer Identification Number)

One Branca Road, East Rutherford, New Jersey	07073
(Address of principal executive offices)	(Zip Code)

Former Address: 728 Garden Street, Carlstadt, NJ 07072

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

Indicate the number of shares outstanding of the issuer's common stock, as of the latest practical date: 2,652,315 shares of Common stock, $.10 par value as of November 10, 2011.

TEL-INSTRUMENT ELECTRONICS CORPORATION

Part I.         Financial Information

Item 1.           Financial Statements

TEL-INSTRUMENT ELECTRONICS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2011	March 31, 2011
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$932,289	$123,955
Accounts receivable, net	1,455,363	2,585,619
Unbilled government receivables	1,466,623	1,466,623
Inventories, net	2,645,818	2,970,378
Prepaid expenses and other	121,608	70,970
Deferred debt expense	108,321	108,321
Deferred income tax asset	1,103,599	1,131,175
Total current assets	7,833,621	8,457,041

Equipment and leasehold improvements, net	420,134	330,694
Deferred debt expenses – long-term	318,945	373,105
Deferred income tax asset – non-current	1,461,664	1,461,664
Other assets	62,670	35,235
Total assets	$10,097,034	$10,657,739

LIABILITIES & STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion long-term debt	504,617	282,798
Capital lease obligations	10,445	15,685
Accounts payable	437,241	1,598,679
Progress billings	-	424,202
Deferred revenues – current portion	23,731	28,382
Accrued payroll, vacation pay and payroll taxes	419,109	445,738
Accrued expenses	1,900,369	1,287,034
Total current liabilities	3,295,512	4,082,518

Subordinated notes payable-related parties	250,000	250,000
Capital lease obligations – long-term	57,327
Deferred revenues	8,969	15,381
Warranty Liability	429,832	366,137
Long-term debt, net of debt discount	1,744,682	1,979,114
Total liabilities	5,786,322	6,693,150

Commitments

Stockholders' equity:
Common stock, par value $.10 per share, 2,652,315 and 2,646,215 issued and outstanding as of September 30, 2011 and March 31, 2011, respectively	265,231	264,621
Additional paid-in capital	5,777,879	5,711,531
Accumulated deficit	(1,732,398)	(2,011,563)
Total stockholders' equity	4,310,712	3,964,589
Total liabilities and stockholders' equity	$10,097,034	$10,657,739

See accompanying notes to condensed consolidated financial statements

TEL-INSTRUMENT ELECTRONICS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010

Net sales	$3,674,354	$3,055,933	$7,664,565	$5,511,213
Cost of sales	2,191,127	1,586,698	4,319,707	2,959,598

Gross margin	1,483,227	1,469,235	3,344,858	2,551,615

Operating expenses:
Selling, general and administrative	667,874	692,631	1,466,696	1,450,675
Engineering, research and development	677,933	861,090	1,526,971	1,618,436
Total operating expenses	1,345,807	1,553,721	2,993,667	3,069,111

Income (loss) from operations	137,420	(84,486)	351,191	(517,496)

Other income (expense):
Amortization of debt discount	(13,396)	(8,745)	(26,791)	(14,514)
Amortization of debt expense	(27,080)	(6,018)	(54,160)	(6,018)
Change in fair value of common stock Warrants	104,891		(63,695)
Gain on sale of capital asset	-	-	-	3,600
Proceeds from life insurance policy	-	-	300,029	-
Interest income	101	101	194	148
Interest expense	(96,416)	(47,194)	(199,110)	(70,699)

Income (loss) before income taxes	105,520	(146,342)	307,658	(604,979)

Income tax expense (benefit)	2,204	(58,348)	28,493	(241,573)

Net income (loss)	103,316	(87,994)	279,165	(363,406)

Basic income (loss) per common share	$0.04	$(0.03)	$0.11	$(0.14)
Diluted income (loss) per common share	$0.04	$(0.03)	$0.10	$(0.14)

Weighted average shares outstanding:
Basic	2,650,063	2,622,415	2,648,608	2,619,038
Diluted	2,736,993	2,622,415	2,733,850	2,619,038

See accompanying notes to condensed consolidated financial statements

TEL-INSTRUMENT ELECTRONICS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months ended
	Sept 30,2011	Sept 30, 2010
Cash flows from operating activities:
Net income (loss)	$279,165	$(363,406)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Deferred income taxes	27,576	(244,288)
Depreciation and amortization	112,265	109,447
Provision for inventory obsolescence	(260,000)	-
Gain on sale of asset	-	(3,600)
Amortization of debt discount	26,791	-
Increase in cash surrender value of life insurance	2,011	-
Gain on proceeds from life insurance policy	(300,029)	-
Change in fair value of common stock warrant	63,695	-
Non-cash stock-based compensation	46,494	49,028

Changes in assets and liabilities:
Decrease (increase) in accounts receivable	1,130,256	(1,092,481)
Decrease (increase) in inventories	584,560	(1,169,537)
(Increase) decrease in prepaid expenses & other	(50,638)	4,776
(Increase) decrease in other assets	(42,100)	8,302
(Decrease) increase in accounts payable	(1,161,438)	788,491
(Decrease) increase in accrued payroll, vacation pay & withholdings	(26,629)	145,740
Decrease in deferred revenues	(11,063)	(26,412)
(Decrease) increase in progress billings	(424,202)	446,090
Increase in accrued expenses	613,335	321,269
Net cash provided by (used in) operating activities	610,049	(1,026,581)

Cash flows from investing activities:
Proceeds from the sale of capital asset	-	3,600
Purchases of equipment	(79,772)	(93,890)
Net cash used in investing activities	(79,772)	(90,290)

Cash flows from financing activities:
Proceeds from the issuance of common stock	-	50,000
Proceeds from the exercise of stock options	20,464	9,925
Proceeds from long-term debt	-	2,500,000
Expenses associated with long-term debt	-	(527,796)
Repayment of long-term debt	(39,405)	-
Repayment of capitalized lease obligations	(15,685)	-
Proceeds from borrowings from line of credit	-	400,000
Repayment of line of credit	-	(1,000,000)
Proceeds from life insurance policy	312,683	-
Net cash provided by financing activities	278,057	1,432,129

Net increase in cash and cash equivalents	808,334	315,258
Cash and cash equivalents at beginning of period	123,955	173,048
Cash and cash equivalents at end of period	$932,289	$488,306
Taxes paid	$-	$-
Interest paid	$173,882	$49,221
Capitalized lease obligations	$67,772	$-

See accompanying notes to condensed consolidated financial statements

TEL-INSTRUMENT ELECTRONICS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1                      Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of Tel-Instrument Electronics Corp. as of September 30, 2011, the results of operations for the three and six months ended September 30, 2011 and September 30, 2010, and statements of cash flows for the six months ended September 30, 2011 and September 30, 2010.  These results are not necessarily indicative of the results to be expected for the full year. The financial statements have been prepared in accordance with the requirements of Form 10-Q and consequently do not include disclosures normally made in an Annual Report on Form 10-K.  The March 31, 2011 balance sheet included herein was derived from the audited financial statements included in the Company’s annual report on Form 10-K as of that date. Accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2011.

Note 2 Revenue Recognition – Percentage-of-Completion – ITATS (“Intermediate Level TACAN Test Set”) (AN/ARM-206)

Due to the unique nature of the ITATS program, wherein a significant portion of this contract will not be delivered for over a year, revenues under this contract are recognized on a percentage-of-completion basis, which recognizes sales and profit as they are earned, rather than at the time of shipment. Revenues and profits are estimated using the cost-to-cost method of accounting where revenues are recognized and profits recorded based upon the ratio of costs incurred to estimate of total costs at completion. The ratio of costs incurred to date to the estimate of total costs at completion is applied to the contract value to determine the revenues and profits. When adjustments in estimated contract revenues or estimated costs at completion are required, any changes from prior estimates are recognized by recording adjustments in the current period for the inception-to-date effect of the changes on current and prior periods. The Company also receives progress billings on this program, which is a funding mechanism by the government to assist contractors on long-term contracts prior to delivery. These progress payments are applied to Unbilled Government Receivables resulting from revenues recognized under percentage-of-completion accounting. There have been no progress billings or revenues recognized during the six months ended September 30, 2011.

In July 2011, the Company secured a $599,000 contract modification from the U.S. Navy to incorporate product enhancements to the ITATS AN/ARM-206 TACAN test set resulting from Navy technical evaluation testing. These changes, and the required product verification testing, are expected to take an estimated nine to 12 months to complete. This additional funding will not have a material bottom line impact as most of the engineering work for this contract will be sub-contracted to DRS Sustainment Systems located in St. Louis. Production deliveries of the 102 ITATS units are now expected to begin in the middle of the next calendar year.  (See Critical Accounting Policies – Revenue Recognition).

Note 3                      Accounts Receivable, net

The following table sets forth the components of accounts receivable:

	September 30, 2011	March 31, 2011
Government	$1,238,856	$2,344,438
Commercial	253,177	277,851
Less: Allowance for doubtful accounts	(36,670)	(36,670)
	$1,455,363	$2,585,619

TEL-INSTRUMENT ELECTRONICS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 4                      Inventories, net

Inventories consist of:

	September 30, 2011	March 31, 2011

Purchased parts	$2,024,014	$2,119,957
Work-in-process	766,569	1,184,812
Finished goods	40,235	110,609
Less: Inventory reserve	(185,000))	(445,000))

	$2,645,818	$2,970,378

Note 5                      Income (Loss) Per Share

Financial Accounting Standards Board (“FASB”) ASC 260 requires presentation of basic earnings per share ("basic EPS") and diluted earnings per share ("diluted EPS").

The Company’s basic income (loss) per common share is based on net income (loss) for the relevant period, divided by the weighted average number of common shares outstanding during the period.  Diluted income (loss) per common share is based on net income (loss), divided by the weighted average number of common shares outstanding during the period, including common share equivalents, such as outstanding stock options. Diluted loss per share for the periods ended September 30, 2010 does not include common stock equivalents, as these stock equivalents would be anti-dilutive.

	Three Months Ended	Three Months Ended
	September 30, 2011	September 30, 2010
Basic net income (loss) per share computation:
Net income (loss) attributable to common stockholders	$103,316	$(87,994)
Weighted-average common shares outstanding	$2,650,063	2,622,415
Basic net income (loss) per share attributable to common stockholders	$0.04	$(0.03)
Diluted net income (loss) per share computation
Net income (loss) attributable to common stockholders	$103,316	$(87,994)
Weighted-average common shares outstanding	2,650,063	2,622,415
Incremental shares attributable to the assumed exercise of outstanding stock options	86,930	-
Total adjusted weighted-average shares	2,736,993	2,622,415
Diluted net income (loss) per share attributable to common stockholders	$0.04	$(0.03)

TEL-INSTRUMENT ELECTRONICS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 5                      Income (Loss) Per Share (continued)

	Six Months Ended	Six Months Ended
	September 30, 2011	September 30, 2010
Basic net income (loss) per share computation:
Net income (loss) attributable to common stockholders	$279,165	$(363,406)
Weighted-average common shares outstanding	2,648,608	2,619,038
Basic net income (loss) per share attributable to common stockholders	$0.11	$(0.14)
Diluted net income (loss) per share computation
Net income (loss) attributable to common stockholders	$279,165	$(363,406)
Weighted-average common shares outstanding	2,648,608	2,615,038
Incremental shares attributable to the assumed exercise of outstanding stock options	85,242	-
Total adjusted weighted-average shares	2,733,850	2,615,038
Diluted net income (loss) per share attributable to common stockholders	$0.10	$(0.14)

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

The features of the note are as follows:

1. The Note has a term of five (5) years with an annual interest rate of 14% on the outstanding principal amount. Payments for the first year are interest only and amounted to $28,762 monthly and commencing in September 2011, the Company will make monthly payments of interest and principal of approximately $69,000 for the remaining term of the loan.

2. The Company issued BCA  a nine-year warrant for 136,090 shares, based upon 4.5% of the fully –diluted outstanding shares of the Company’s common stock exercisable at $6.70 per share, the average closing price of the common stock over the three days preceding the loan closing on the NYSE-Amex Exchange. In the event of specific major corporate events or the maturity of the five-year loan, BCA can require the Company to purchase the warrant and warrant shares at the higher of the then Exchange market price less the share exercise price, in the case of the purchase of the warrant, or five times operating income per share. In connection with the warrant issued in conjunction with this debt, the Company recorded a debt discount and warrant liability, which  is being marked to fair value at the end of each period (see Note 10 to Notes to the Condensed Consolidated Financial Statements). The debt discount is to be amortized over the life of the loan.

TEL-INSTRUMENT ELECTRONICS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 6                      Long-Term Debt (continued)

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

6. Upon the occurrence of a Change of Control (as defined in the Agreement) or within five (5) Business Days of an O’Hara Life Insurance Realization Event (as defined in the Agreement), the Company shall, in each case at the election of BCA, prepay by wire transfer the entire outstanding principal amount of the Note in accordance with the redemption prices (the “Mandatory Redemption Prices”) set forth below (expressed as a percentage of the outstanding principal amount being prepaid and shall pay 103% in the first loan year, 102% in the second loan year, and 100% thereafter), together with (x) Interest, if any, accrued and unpaid on the outstanding principal amount of the Note so prepaid through the date of such prepayment, (y) all reasonable out-of-pocket costs and expenses (including reasonable fees, charges and disbursements of counsel), if any, associated with such prepayment, and (z) all other costs, expenses and indemnities then payable under this Agreement (such amounts, collectively the “Mandatory Redemption Payment”).  If a Change of Control or O’Hara Life Insurance Realization Event shall occur during any Loan Year set forth below, the Mandatory Redemption Price shall be determined based upon the percentage indicated above for such Loan Year multiplied by the principal amount which is being prepaid.  At the   election of BCA, all or any portion of the Mandatory Redemption Payment may be paid in the form of common stock of the Company in marketable condition in lieu of cash and to the extent available and to the extent not restricted by any SBIC Regulations.  In the event BCA makes the election contemplated by the immediately preceding sentence, the Issuer shall issue to Purchaser that number of shares having an aggregate Current Market Price as of such issuance date equal to that portion of the Mandatory Redemption Payment subject to such election.

7. The Note contains a number of affirmative and negative covenants which could restrict our operations.  We were in compliance with all of our covenants as of September 30, 2011.

8. The Company and BCA have amended certain provisions to ease some restrictions.

Note 7                      Stock Options

The Company adopted FASB ASC 718, utilizing the modified prospective method. FASB ASC 718 requires the measurement of stock-based compensation based on the fair value of the award on the date of grant. Under the modified prospective method, the provisions of ASC 718 apply to all awards granted after the date of adoption. The Company recognizes compensation cost on awards on a straight-line basis over the vesting period, typically four years. As a result of adopting ASC 718, operations were charged $22,263 and $46,494 for three and six months ended September 30, 2011 respectively, as compared to $25,363 and $49,028 for the three and six months ended September 30, 2010, respectively. The Company estimates the fair value of each option using the Black Scholes option-pricing model with the following weighted-average assumptions: expected dividend yield of 0.0%, risk-free interest rate of 2.09% to 2.74%, volatility at 38.71% to 43.06% of the Company’s stock, and an expected life of 5 years for options granted for the six months ended September 30, 2010. The Company did not grant any stock options for the six months ended September 30, 2011.  The Company estimates forfeiture rate based on historical data. Based on an analysis of historical information, the Company has applied a forfeiture rate of 8%.

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

The table below presents information about reportable segments within the avionics business for the periods ending September 30, 2011 and 2010:

Three Months Ended September 30, 2011	Avionics Gov’t	Avionics Comm’l.	Avionics Total	Corporate Items	Total
Net sales	3,161,291	513,063	3,674,354	-	3,674,354
Cost of Sales	1,826,234	364,893	2,191,127	-	2,191,127

Gross Margin	1, 335,057	148,170	1,483,227	-	1,483,227

Engineering, research, and development			677,933		677,933
Selling, general, and admin.			326,027	341,847	667,874
Amortization of debt discount			-	13,396	13,396
Amortization of debt expense			-	27,080	27,080
Change in fair value of common stock warrants			-	(104,891)	(104,891)
Interest (income) expense, net			-	96,315	96,315
Total expenses			1,003,960	373,747	1,377,707

Income (loss) before income taxes			$479,267	$(373,747)	$105,520

Three Months Ended September 30, 2010	Avionics Gov’t	Avionics Comm’l.	Avionics Total	Corporate Items	Total
Net sales	$2,397,847	$658,086	$3,055,933	$-	$3,055,933
Cost of Sales	1,179,606	407,092	1,586,698	-	1,586,698

Gross Margin	1,218,241	250,994	1,469,235	-	1,469,235

Engineering, research, and development			861,090	-	861,090
Selling, general, and admin.			347,704	344,927	692,631
Amortization of debt discount				8,745	8,745
Amortization of debt expense				6,018	6,018
Interest (income) expense, net			-	47,093	47,093
Total expenses			1,208,794	406,783	1,615,577

Income (loss) before income taxes			$260,441	$(406,783)	$(146,342)

TEL-INSTRUMENT ELECTRONICS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 8                      Segment Information (continued)

Six Months Ended September 30, 2011	Avionics Gov’t	Avionics Comm’l.	Avionics Total	Corporate Items	Total
Net sales	6,306,883	1,357,682	7,664,565	-	7,664,565
Cost of Sales	3,501,047	818,660	4,319,707	-	4,319,707

Gross Margin	2,805,836	539,022	3,344,858	-	3,344,858

Engineering, research, and development			1,526,971		1,526,971
Selling, general, and admin.			687,843	778,853	1,466,696
Amortization of debt discount			-	26,791	26,791
Amortization of debt expense			-	54,160	54,160
Change in fair value of common stock warrants			-	63,695	63,695
Proceeds from life insurance			-	(300,029)	(300,029)
Interest (income) expense, net			-	198,916	198,916
Total expenses			2,214,814	822,386	3,037,200

Income (loss) before income taxes			$1,130,044	$(822,386)	$307,658

Six Months Ended September 30, 2010	Avionics Gov’t	Avionics Comm’l.	Avionics Total	Corporate Items	Total
Net sales	$4,246,320	$1,264,893	$5,511,213	$-	$5,511,213
Cost of Sales	_2,120,278	_839,320	2,959,598	-	2,959,598

Gross Margin	2,126,042	425,573	2,551,615	-	2,551,615

Engineering, research, and Development			1,618,436	-	1,618,436
Selling, general, and admin.			695,799	$754,876	1,450,675
Gain on sale of asset			-	(3,600)	(3,600)
Amortization of debt discount				14,514	14,514
Amortization of debt expense				6,018	6,018
Interest (income) expense, net			-	70,551	70,551
Total expenses			2,314,235	842,349	3,156,594

Income (loss) before income taxes			$237,380	$(842,349)	$(604,979)

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

The tax effect of temporary differences, primarily net operating loss carryforwards, asset reserves and accrued liabilities, gave rise to the Company's deferred tax asset in the accompanying September 30, 2011 and March 31, 2011 consolidated balance sheets. Deferred income taxes are recognized for the tax consequence of such temporary differences at the enacted tax rate expected to be in effect when the differences reverse. (See Critical Accounting Policies – Income Taxes)

Note 10                    Fair Value Measurements

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as of September 30, 2011 and March 31, 2011. As required by FASB ASC 820-10, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

September 30, 2011	Level I	Level II	Level III	Total
Total Assets	$-	$-	$-	$-

Warrant liability	-	-	429,832	429,832
Total Liabilities	$-	$-	$429,832	$429,832

March 31, 2011	Level I	Level II	Level III	Total
Total Assets	$-	$-	$-	$-

Warrant liability	-	-	366,137	366,137
Total Liabilities	$-	$-	$366,137	$366,137

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

	At Inception	March 31, 2011	September 30, 2011

Risk free interest rate	2.81%	3.47%	1.92%
Expected life in years	9	8.45	7.95
Expected volatility	28.51%	29.11%	41.21%
Fair market value per share	$6.70)	$7.63)	$7.99)
Exercise price	$6.70	$6.70	$6.70
Warrant Liability	$281,656	$366,137	$429,832

The volatility calculation was based on the 21 months for the Company’s stock price prior to the measurement date, utilizing January 1, 2010 as the initial period, as the Company believes that this is the best indicator of future performance, and the source of the risk free interest rate is the US Treasury rate related to 10 year notes. The exercise price is per the agreement, the fair market value is the closing price of our stock on the date of measurement, and the expected life is based on management’s current estimate of when the warrants will be exercised. All inputs to the Black-Scholes options model are evaluated each reporting period.

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

Note 12                    Litigation (continued)

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

In December 2009, the Kansas court dismissed the Aeroflex civil suit against the Company. While this decision was based on jurisdictional issues, the ruling did note that Aeroflex, after discovery proceedings, did not provide any evidence that Tel or its employees misappropriated Aeroflex trade secrets. The Kansas ruling also referenced the Army’s findings, in its response to the General Accountability Office (“GAO”), which rejected Aeroflex’s claims and determined that Tel used its own proprietary technology on this program. Aeroflex has elected to appeal this Kansas decision and has agreed to stay any action against the two former employees until a decision is reached. The appeal was argued in the Kansas Supreme Court in January 2011 and the Company does not anticipate a decision for some time. Tel remains confident as to the outcome of this appeal and any potential follow-on litigation. An estimate of possible loss, if any cannot be made in view of, among other things, the Army findings and the decision of the Kansas Court, discussed above, as well as the fact that there has not yet been full discovery of the merits of the claims and defenses.

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

In September 2011, the FASB issued ASU 2011-08, “Intangibles — Goodwill and Other (Topic 350).” The objective of this Update is to simplify how entities test goodwill for impairment. This Update permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The Update is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011. We do not have any goodwill recorded in our financial statements.

Item 2.                     MANAGEMENT’S DISCUSSION AND ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Forward Looking Statements

A number of the statements made by the Company in this report may be regarded as “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Exchange Act of 1934, and the Private Securities Litigation Reform Act of 1995.

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

Revenue recognition – revenues are recognized at the time of shipment to, or acceptance by customer provided title and risk of loss is transferred to the customer.  Provisions, when appropriate, are made where the right to return exists.  In certain instances, the Company may offer the unit on trial basis. The Company does not recognize revenue until the unit has been accepted. The Company only offers product on a trial basis in rare instances, and no provision has been made at September 30, 2011 and March 31, 2011.

Revenues on repairs and calibrations are recognized at the time the repaired or calibrated unit is shipped, as it is at the time that the work is completed.

Due to the unique nature of the ITATS program wherein a significant portion of this contract will not be delivered for over a year, revenues under this contract have been recognized on a percentage-of-completion basis, which recognizes sales and profit as they are earned, rather than at the time of shipment.  Revenues and profits are estimated using the cost-to-cost method of accounting where revenues are recognized and profits recorded based upon the ratio of costs incurred to date to our estimate of total costs at completion. The ratio of costs incurred to our estimate of total costs at completion is applied to the contract value to determine the revenues and profits. When adjustments in estimated contract revenues or estimated costs at completion are required, any changes from prior estimates are recognized by recording adjustments in the current period for the inception-to-date effect of the changes on current and prior periods. The Company also receives progress billings on this program, which is a funding mechanism by the government to assist contractors on long-term contracts prior to delivery. In July 2011, the Company secured a $599,000 contract modification from the U.S. Navy to incorporate product enhancements to the ITATS AN/ARM-206 TACAN test set resulting from Navy technical evaluation testing. These changes, and the required product verification testing, are expected to take an estimated nine to 12 months to complete. This additional funding will not have a material bottom line impact as most of the engineering work for this contract will be sub-contracted to DRS Sustainment Systems located in St. Louis. Production deliveries of the 102 ITATS units are now expected to begin in the middle of the next calendar year.

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

All projections contain a measure of uncertainty and accordingly, actual results could differ materially.  As in the case of many development projects, there can be delays which can cause expected revenues to be delayed, and additional expenses to be incurred. Our revenue projections are based upon the contract award, which includes the number of units which are expected to be delivered, and our expectation for the completion of the development and production start-up.

Our projections were largely predicated upon the receipt of timely production orders for the CRAFT 708 based on contractual requirements from our U.S. Navy customer and prior experience with U.S. Navy developmental contracts. The delivery of these units and the associated revenues were delayed due in large part to an extended Navy technical evaluation process that did not successfully conclude until April 2011. The CRAFT 708 is consists of new technology and incorporated many functions which were never combined together, and, as such, the duration of the testing and Navy technical evaluation (which is outside the Company’s control) took much longer than prior programs. It is as a result of these delays that the Company incurred losses that increased the deferred asset. The Company has successfully completed technical evaluation and has received a production order for CRAFT AN/USM- 708 units valued at $16.2 million. The Company believes, although no assurance can be given, that with this order in combination with existing business and the completion and delivery of units for the TS-4530A program that it will be able to realize its deferred tax asset associated with its net operating loss carryforwards.

Item 2.                     MANAGEMENT’S DISCUSSION AND ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

Critical Accounting Policies (continued)

Fair Value Measurements – the Company adopted the guidance of ASC 815, which requires that we mark the value of our warrant liability (see Note 10) to market and recognize any change in valuation in our statement of operations each reporting period. Determining the warrant liability to be recorded requires us to develop estimates to be used in calculating the fair value of the warrant.The common stock warrant was not issued with the intent of effectively hedging any future cash flow, fair value of any asset, liability or any net investment in a foreign corporation. The warrants do not qualify for hedge accounting, and, as such, all changes in the fair value of these warrants are recognized as other income/expense in the statement of operations until such time as the warrants are exercised or expire. Since these common stock warrants do not trade in an active securities market, the Company recognizes a warrant liability and estimates the fair value of these warrants using the Black-Scholes options model.

The volatility calculation was based on the 21 months for the Company’s stock price prior to the measurement date, utilizing January 1, 2010 as the initial period, as the Company believes that this is the best indicator of future performance, and the source of the risk free interest rate is the US Treasury rate related to 10 year notes. The exercise price is per the agreement, the fair market value is the closing price of our stock on the date of measurement, and the expected life is based on management’s current estimate of when the warrants will be exercised. If the Company used different measurements in calculating the volatility of its stock, it could have an impact on its balance sheet and statement of operations. However, the Company believes the measurement period used is the best predictor of the value of the warrant. All inputs to the Black-Scholes options model are evaluated each reporting period.

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

Overview

Sales and income growth continued to be positive for the six months ended September 30, 2011.  Sales for the six months ended September 30, 2011 increased 39% to $7,664,565 as compared to the same period in the prior year while income from operations increased to $351,191 for the six months ended September 30, 2011 as compared to a loss of $517,496 for the same period in the prior year. These results include a non-cash transaction relating to the change in the valuation of the derivative and the proceeds from an insurance policy.

As a result of the Company’s improving operations and financial results, the Company’s last four quarters have been profitable, liquidity and stockholders’ equity, which currently exceeds the NYSE Amex requirement of $4 million, have also improved. In this regard, cash balances have increased to $932,289 at September 30, 2011 while total current liabilities have decreased by $787,006. The gross profit percentage declined primarily as a result of the change in sales mix, and the higher production start-up costs associated with the AN/USM-708. As noted in Footnote 6 to the Consolidated Financial Statements, principal payments on the loan to BCA commenced in September 2011.

The Company announced that it has secured the production release from the U.S. Navy for the $16.2 million CRAFT AN/USM 708 delivery order the Company received in April 2011. Limited production deliveries on this 732 unit order are expected to begin in the fourth quarter of the current calendar year. The CRAFT 708 is a multi-purpose flight-line test set that will replace up to eight older test sets currently being used by the U.S. Navy.  The Company also has secured $599,000 in connection with a contract modification from the U.S. Navy to incorporate product enhancements to The ITATS AN/ARM-206 TACAN test set resulting from Navy technical evaluation testing. These changes, and the required product verification testing, are expected to take an estimated nine to 12 months to complete. This additional funding will not have a material bottom line impact as most of the engineering work for this contract will be sub-contracted to DRS Sustainment Systems located in St. Louis. Production deliveries of the 102 ITATS units ($5.3 million) are now anticipated to begin in the middle of the next calendar year.

Item 2.                     MANAGEMENT’S DISCUSSION AND ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

Overview (continued)

The TS-4530A product has completed most of the product verification testing and the Company has secured preliminary AIMS approval on the unit. Testing is scheduled to be completed in the next few months. Limited production of the TS-4530A is currently scheduled to begin in the third quarter of the current fiscal year subject to receipt of required regulatory approvals.

The Company believes, although no assurance can be given, that with the U.S. Navy’s evaluation approval of the AN/USM-708, the production release for the AN/USM-708, and the resolution of the issues regarding the ITATS contract, the Company can look forward to continued financial growth in the near and mid-term. Future approval of the TS-4530A unit will enhance this outlook.

To support its rapidly growing business, the Company completed its facility relocation to One Branca Road, East Rutherford, New Jersey. The new facility is a modern one story structure that is approximately 40% larger than our previous two story facility which the Company had occupied for over 60 years. The new facility is outfitted with state-of-the-art manufacturing and engineering work stations as well as updated communication and computer systems.  The cost of moving was modest, and operations were not materially affected. Additionally, the Company had a modest increase in rent primarily a result of the additional space.

At September 30, 2011 the Company’s backlog was approximately $46.7 million, including the order for 102 ITATS units in the amount of $5 million for which a production order has not yet been released, as compared to approximately $32.8 million at September 30, 2010.

The Company believes that it has adequate liquidity, and backlog to fund operating plans for at least the next twelve months. Currently, the Company has no material capital expenditure requirements.

Results of Operations

Sales

For the three and six months ended September 30, 2011 sales increased $618,421 (20.2%) and $2,153,352 (39.1%) to $3,674,354 and $7,664,565, respectively as compared to $3,055,933 and $5,511,213 for the same periods in the prior year.

Avionics Government sales increased $763,444 (31.8%) to $3,161,291 for the three months ended September 30, 2011 as compared to $2,397,847 for the same period last year. This increase in Avionics Government sales is primarily attributed to an increase in shipments of the AN/UPM -708 pilot production units and initial pilot production units of the TS-4530A test sets offset by a decline in sales of the AN/USM-719 and certain other products.

Commercial sales decreased $145,023 (22%) to $513,063 for the three months ended September 30, 2011 as compared to $658,086 in the same period in the prior year.  This decrease is due to lower sales from overhaul and repairs as well as a decline in sales of the TB-2100 and TR-100 offset partially by an increase in sales of the TR-220.

Avionics Government sales increased $2,060,563 (48.5%) to $6,306,883 for the six months ended September 30, 2011 as compared to $4,246,320 for the same period last year. This increase in Avionics Government sales is primarily attributed to an increase in shipments of the AN/UPM -708 pilot production units and initial pilot production units of the TS-4530A test sets, and the TR-100AF offset partially by a decline in sales of the AN/USM-719 and certain other products.

Commercial sales increased $92,789 (7.3%) to $1,357,682 for the six months ended September 30, 2011 as compared to $1,264,893 in the same period in the prior year. This increase is due to an increase in shipments of the TR-220 offset partially by a decrease in sales of the T-36C.

Item 2.                     MANAGEMENT’S DISCUSSION AND ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

Gross Margin

Gross margin increased $13,992 (1%) to $1,483,227 for the quarter ended September 30, 2011 as compared to $1,469,235 for the same quarter in the prior fiscal year.  The gross margin percentage for the quarter ended September 30, 2011 was 40.4% as compared to 48.1% for the quarter ended September 30, 2010.  Gross profit increased as a result of volume but gross profit percentage was negatively impacted by the change in sales mix, and the higher production start-up costs associated with the AN/USM-708.

Gross margin increased $793,243 (31.1%) to $3,344,858 for the six months ended September 30, 2011 as compared to $2,551,615 for the same period in the prior fiscal year.  The gross margin percentage for the six months ended September 30, 2011 was 43.6% as compared to 46.3% for the six months ended September 30, 2010. The increase in gross profit was primarily as a result of the increased sales and the gross margin percentage declined for the same reasons set forth for the quarter.

Operating Expenses

Selling, general and administrative expenses decreased $24,757 (3.6%) to $667,874 for the three months ended September 30, 2011, as compared to $692,631 for the three months ended September 30, 2010. This decrease is attributed mainly to lower administrative salaries and outside commission expenses offset partially by an increase in professional fees, investor relations expenses and recruitment costs.

Selling, general and administrative expenses increased $16,021 (1.1%) to $1,466,696 for the six months ended September 30, 2011, as compared to $1,450,675 for the six months ended September 30, 2010. This increase is attributed mainly to higher consulting and investor relation expenses offset partially by lower administrative compensation expense and lower outside commissions.

Engineering, research and development expenses decreased $183,187 (21.3%) and $91,465 (5.7%) to $677,933 and $1,526,971, respectively, for three and six months ended September 30, 2011 as compared to $861,090 and $1,618,436 for the same periods last year. For the three months ended September 30, 2011, this decrease is primarily attributed to lower outside contractor and recruitment expenses as well as lower purchases of materials. For the six months ended September the decrease is attributed to lower outside contractor and recruitment expenses as well as lower purchases of materials offset partially by an increase in salaries as a result of efforts related to finalize the AN/USM-708 product and efforts related to the TS-4530A program. The Company has completed the design of the AN/USM-708 and the TS-4530A program is also nearing completion. The Company anticipates a modest reduction in these expenses going forward.

Results of Operations (continued)

Other Income (Expense), net

For the three months ended September 30, 2011 interest expense and amortization of debt issuance costs increased $74,935 to $136,892 mostly as a result of interest on the new $2.5 million loan from BCA, which carries a higher face amount and interest rate than the prior credit facility. Amortization of debt discount is in connection with (i) the stock options issued in conjunction with the officers’ subordinated notes and (ii) warrants issued in conjunction with the loan from BCA. The amortization of deferred debt expense is also associated with the loan from BCA. The Company also incurred a non-cash gain associated with the revaluation of warrants issued in conjunction with the loan to BCA in the amount of $104,891 as a result of the decline in stock price on the NYSE Amex (see Note 10 of Notes to the Condensed Consolidated Financial Statements).

For the six months ended September 30, 2011, interest expense and amortization of debt issuance costs increased $188,830 to $280,061 mostly as a result of interest on the new $2.5 million loan from BCA, which carries a higher face amount and interest rate. Amortization of debt discount is in connection with (i) the stock options issued in conjunction with the officers’ subordinated notes and (ii) warrants issued in conjunction with the loan from BCA. The amortization of deferred debt expense is also associated with the loan from BCA. The Company also incurred a non-cash loss associated with the revaluation of warrants issued in conjunction with the loan to BCA in the amount of $63,695 (see Note 10 of Notes to the Condensed Consolidated Financial Statements). The Company also recorded a gain of $300,029 from proceeds on a life insurance policy.

Item 2.                     MANAGEMENT’S DISCUSSION AND ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

Income (Loss) before Income Taxes

As a result of the above, the Company recorded income before income taxes of $105,520 and $307,658, respectively, for the three and six months ended September 30, 2011 as compared to losses before income taxes of $146,342 and $604,979 for the three and six months ended September 30, 2010.

Income Taxes

For the three and six months ended September 30, 2011, the Company recorded income tax provisions of $2,204 and $28,493, respectively, as compared to income tax benefits of $58,348 and $241,573 for the three and six months ended September 30, 2010. The change is the result of the net income in the current year. These amounts represent the effective federal and state tax rate of approximately 40% on the Company’s  net income or loss before taxes.  The proceeds on the life insurance policy are not taxable, and the gain (loss) on the change in fair value of the common stock warrants is not deductible/taxable.

Net Income (Loss)

As a result of the above, the Company recorded net income of $103,316 and $279,165 for the three and six months ended September 30, 2011 as compared to net losses of $87,994 and $363,406 for the three and six months ended September 30, 2010.

Liquidity and Capital Resources

At September 30, 2011, the Company had working capital of $4,538,109 as compared to $4,374,523 at March 31, 2011.

During the six months ended September 30 2011, the Company increased its cash balances by $808,334 to $932,289. The Company’s principal sources and uses of funds were as follows:

Cash provided by/used in operating activities.  For the six months ended September 30, 2011, the Company provided $610,049 in cash from operations as compared to using $1,026,581 in cash for the six months ended September 30, 2010. This increase is primarily attributed to the higher net income and decrease in accounts receivable and inventories offset partially by lower accounts payable and the liquidation of progress billings.

Cash used in investing activities. For the six months ended September 30, 2011, the Company used $79,772 of its cash for investing activities as compared to $90,290 for the six months ended September 30, 2011 due primarily to lower purchases of equipment.

Cash provided by financing activities. Net cash provided by financing activities for the six months ended September 30, 2011 was $278,059 as compared to $1,432,129 for the six months ended September 30, 2010.   In September 2010 the Company raised $2.5 million in financing which was offset by financing costs and repayment to the bank of the line of credit. For the six months ended September 30, 2011, the Company received proceeds of $312,683 from a life insurance policy and $20,464 from the exercise of stock options offset partially by repayment of debt and capital lease obligations.

On certain government contracts the Company has been granted progress payments from the government, which allows the Company to bill and collect a portion of its incurred costs on long-term programs before shipment of units, thus helping to fund the costs of these programs.

The Company believes that it has adequate liquidity and backlog to fund operating plans for at least the next twelve months.

There was no significant impact on the Company’s operations as a result of inflation for the six months ended September 30, 2011.  These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended March 31, 2011.

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

Changes in Internal Control over Financial Reporting

The Company, including its principal executive officer and principal accounting officer, reviewed the Company’s Internal Control over financial reporting, pursuant to Rule 13(a)-15(e) under the Exchange Act and concluded that there was no change in the Company’s internal control over financial reporting during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II.         Other Information

Item 1.                    Legal Proceedings

See discussion in Item 3 of the Company’s Report on Form 10-K for the fiscal year ended March 31, 2011 and Note 12 to the Condensed Consolidated Financial Statements above.

Item 2.                    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 6.                    Exhibits

Exhibits

31.1 Certification by CEO pursuant to Rule 13(a) – 14(a) under the Securities Exchange Act.
31.2 Certification by CFO pursuant to Rule 13(a) – 14(a) under the Securities Exchange Act.
32.1 Certification by CEO and CFO pursuant to 18 U.S.C. Section 1350 and Rule 13(a) – 14(b) under the Securities Exchange Act.
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

TEL-INSTRUMENT ELECTRONICS CORP.

Date: November 14, 2011	By:	/s/ Jeffrey C. O’Hara
Jeffrey C. O’Hara
CEO

Date: November 14, 2011	By:	/s/ Joseph P. Macaluso
Joseph P. Macaluso
Principal Accounting Officer