Form 10-Q
period 2011-12-31
TEL INSTRUMENT ELECTRONICS CORP
filed 2012-02-14
CIK 96885

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2011

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-31990

TEL-INSTRUMENT ELECTRONICS CORP.
(Exact name of registrant as specified in its charter)

New Jersey	22-1441806
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Branca Road East Rutherford, NJ 07073
(Address of principal executive offices)

(201) 933-1600
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

As of February 10, 2012, there were 2,683,715 shares outstanding of the registrant’s common stock.

TEL-INSTRUMENT ELECTRONICS CORPORATION

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

TEL-INSTRUMENT ELECTRONICS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2011	March 31, 2011
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$640,170	$123,955
Accounts receivable, net	1,769,817	2,585,619
Unbilled government receivables	1,466,623	1,466,623
Inventories, net	3,785,971	2,970,378
Prepaid expenses and other	137,542	70,970
Deferred debt expense	108,321	108,321
Deferred income tax asset	1,126,247	1,131,175
Total current assets	9,034,691	8,457,041

Equipment and leasehold improvements, net	617,213	330,694
Deferred debt expenses – long-term	291,865	373,105
Deferred income tax asset – non-current	1,461,664	1,461,664
Other assets	56,872	35,235
Total assets	$11,462,305	$10,657,739

LIABILITIES & STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion long-term debt	522,959	282,798
Capital lease obligations	62,397	15,685
Accounts payable	1,996,916	1,598,679
Progress billings	-	424,202
Deferred revenues – current portion	19,985	28,382
Accrued payroll, vacation pay and payroll taxes	410,865	445,738
Accrued expenses	1,674,819	1,287,034
Total current liabilities	4,687,941	4,082,518

Subordinated notes payable-related parties	250,000	250,000
Capital lease obligations – long-term	166,727	-
Deferred revenues	6,342	15,381
Warranty Liability	299,399	366,137
Long-term debt, net of debt discount	1,620,638	1,979,114
Total liabilities	7,031,047	6,693,150

Commitments

Stockholders' equity:
Common stock, par value $.10 per share, 2,652,815 and 2,646,215 issued and outstanding as of December 31, 2011 and March 31, 2011, respectively	265,281	264,621
Additional paid-in capital	5,800,944	5,711,531
Accumulated deficit	(1,634,967)	(2,011,563)
Total stockholders' equity	4,431,258	3,964,589
Total liabilities and stockholders' equity	$11,462,305	$10,657,739

See accompanying notes to condensed consolidated financial statements.

TEL-INSTRUMENT ELECTRONICS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010

Net sales	$3,673,235	$4,261,222	$11,337,800	$9,772,435
Cost of sales	2,227,856	2,395,206	6,547,563	5,354,804

Gross margin	1,445,379	1,866,016	4,790,237	4,417,631

Operating expenses:
Selling, general and administrative	724,636	686,380	2,191,332	2,137,055
Engineering, research and development	633,136	767,366	2,160,107	2,385,802
Total operating expenses	1,357,772	1,453,746	4,351,439	4,522,857

Income (loss) from operations	87,607	412,270	438,798	(105,226)

Other income (expense):
Amortization of debt discount	(13,386)	(19,164)	(40,177)	(33,678)
Amortization of debt expense	(27,081)	(27,080)	(81,241)	(33,098)
Change in fair value of common stock warrants	130,433	(129,684)	66,738	(129,684)
Gain on sale of capital asset	500	-	500	3,600
Proceeds from life insurance policy	-	-	300,029	-
Interest income	224	71	418	219
Interest expense	(103,155)	(102,016)	(302,265)	(172,715)
Total other expense	(12,465)	(277,873)	(55,998)	(365,356)

Income (loss) before income taxes	75,142	134,397	382,800	(470,582)

Income tax expense (benefit)	(22,289)	105,385	6,204	(136,188)

Net income (loss)	97,431	29,012	376,596	(334,394)

Basic income (loss) per common share	$0.04	$0.01	$0.14	$(0.13)
Diluted income (loss) per common share	$0.04	$0.01	$0.14	$(0.13)

Weighted average shares outstanding:
Basic	2,652,864	2,626,149	2,650,032	2,621,417
Diluted	2,706,078	2,642,747	2,718,720	2,621,417

See accompanying notes to condensed consolidated financial statements.

TEL-INSTRUMENT ELECTRONICS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months ended
	December 31, 2011	December 31, 2010
Cash flows from operating activities:
Net income (loss)	$376,596	$(334,394)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Deferred income taxes	4,928	(138,903)
Depreciation and amortization	117,376	135,293
Allowance for bad debts	(1,200)	-
Provision for inventory obsolescence	1,971	-
Gain on sale of asset	(500)	(3,600)
Amortization of debt discount	40,177	33,678
Amortization of debt expense	81,241	33,098
Increase in cash surrender value of life insurance	2,011	-
Gain on proceeds from life insurance policy	(300,029)	-
Change in fair value of common stock warrant	(66,738)	129,684
Non-cash stock-based compensation	68,324	75,771

Changes in assets and liabilities:
Decrease (increase) in accounts receivable	817,002	(675,089)
Decrease in unbilled government receivables	-	821
Increase in inventories	(817,564)	(1,086,742)
(Increase) decrease in prepaid expenses & other	(66,572)	14,719
(Increase) decrease in other assets	(36,302)	11,056
Increase in accounts payable	398,237	740,385
(Decrease) increase in accrued payroll, vacation pay & withholdings	(34,873)	45,458
Decrease in deferred revenues	(17,436)	(30,668)
Decrease increase in progress billings	(424,202)	(69,412)
Increase in accrued expenses	387,785	52,942
Net cash provided by (used in) operating activities	530,232	(1,065,903)

Cash flows from investing activities:
Proceeds from the sale of capital asset	500	3,600
Purchases of equipment	(149,161)	(106,070)
Net cash used in investing activities	(148,661)	(102,470)

Cash flows from financing activities:
Proceeds from the issuance of common stock	-	50,000
Proceeds from the exercise of stock options	21,749	15,315
Proceeds from long-term debt	-	2,500,000
Expenses associated with long-term debt	-	(527,796)
Repayment of long-term debt	(158,493)	-
Repayment of capitalized lease obligations	(41,295)	(2,108)
Proceeds from borrowings from line of credit	-	400,000
Repayment of line of credit	-	(1,000,000)
Proceeds from life insurance policy	312,683	-
Net cash provided by financing activities	134,644	1,435,411

Net increase in cash and cash equivalents	516,215	267,038
Cash and cash equivalents at beginning of period	123,955	173,048
Cash and cash equivalents at end of period	$640,170	$440,086
Taxes paid	$-	$-
Interest paid	$269,131	$136,408
Capitalized lease obligations	$254,734	$26,387

See accompanying notes to condensed consolidated financial statements

TEL-INSTRUMENT ELECTRONICS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 – Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of Tel-Instrument Electronics Corp. as of December 31, 2011, the results of operations for the three and nine months ended December 31, 2011 and December 31, 2010, and statements of cash flows for the nine months ended December 31, 2011 and December 31, 2010.  These results are not necessarily indicative of the results to be expected for the full year.  The financial statements have been prepared in accordance with the requirements of Form 10-Q and consequently do not include disclosures normally made in an Annual Report on Form 10-K.  The March 31, 2011 balance sheet included herein was derived from the audited financial statements included in the Company’s annual report on Form 10-K as of that date.  Accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2011.

Note 2 – Revenue Recognition – Percentage-of-Completion – ITATS (“Intermediate Level TACAN Test Set”) (AN/ARM-206)

Due to the unique nature of the ITATS program, wherein a significant portion of this contract will not be delivered for over a year, revenues under this contract are recognized on a percentage-of-completion basis, which recognizes sales and profit as they are earned, rather than at the time of shipment.  Revenues and profits are estimated using the cost-to-cost method of accounting where revenues are recognized and profits recorded based upon the ratio of costs incurred to estimate of total costs at completion.  The ratio of costs incurred to date to the estimate of total costs at completion is applied to the contract value to determine the revenues and profits.  When adjustments in estimated contract revenues or estimated costs at completion are required, any changes from prior estimates are recognized by recording adjustments in the current period for the inception-to-date effect of the changes on current and prior periods.  The Company also receives progress billings on this program, which is a funding mechanism by the government to assist contractors on long-term contracts prior to delivery.  These progress payments are applied to Unbilled Government Receivables resulting from revenues recognized under percentage-of-completion accounting.  There have been no progress billings or revenues recognized during the nine months ended December 31, 2011.

In July 2011, the Company secured a $599,000 contract modification from the U.S. Navy to incorporate product enhancements to the ITATS AN/ARM-206 TACAN test set resulting from Navy technical evaluation testing.  These changes, and the required product verification testing, are expected to be completed by mid-year 2012.  This additional funding will not have a material bottom line impact as most of the engineering work for this contract will be sub-contracted to DRS Sustainment Systems located in St. Louis, MO.  Production deliveries of the 102 ITATS units are now expected to begin in the second half of the 2012 calendar year (See Critical Accounting Policies – Revenue Recognition).

Note 3 – Accounts Receivable, net

The following table sets forth the components of accounts receivable:

	December 31, 2011	March 31, 2011
Government	$1,452,902	$2,344,438
Commercial	352,385	277,851
Less: Allowance for doubtful accounts	(35,470)	(36,670)
	$1,769,817	$2,585,619

TEL-INSTRUMENT ELECTRONICS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 4 –Inventories, net

Inventories consist of:
	December 31, 2011	March 31, 2011

Purchased parts	$2,498,245	$2,119,957
Work-in-process	1,369,246	1,184,812
Finished goods	98,480	110,609
Less: Inventory reserve	(180,000))	(445,000))

	$3,785,971	$2,970,378

Note 5 – Income (Loss) Per Share

Financial Accounting Standards Board (“FASB”) ASC 260 requires presentation of basic earnings per share (“basic EPS”) and diluted earnings per share (“diluted EPS”).

The Company’s basic income (loss) per common share is based on net income (loss) for the relevant period, divided by the weighted average number of common shares outstanding during the period.  Diluted income (loss) per common share is based on net income (loss), divided by the weighted average number of common shares outstanding during the period, including common share equivalents, such as outstanding stock options.  Diluted loss per share for the nine months ended December 31, 2010 does not include common stock equivalents, as these stock equivalents would be anti-dilutive.

	Three Months Ended	Three Months Ended
	December 31, 2011	December 31, 2010
Basic net income per share computation:
Net income (loss) attributable to common stockholders	$97,431	$29,012
Weighted-average common shares outstanding	2,652,864	2,626,149
Basic net income per share attributable to common stockholders	$0.04	$0.01
Diluted net income per share computation
Net income attributable to common stockholders	$97,431	$29,012
Weighted-average common shares outstanding	2,652,864	2,626,149
Incremental shares attributable to the assumed exercise of outstanding stock options	53,214	16,598
Total adjusted weighted-average shares	2,706,078	2,642,747
Diluted net income per share attributable to common stockholders	$0.04	$0.01

TEL-INSTRUMENT ELECTRONICS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 5 – Income (Loss) Per Share (Continued)

	Nine Months Ended	Nine Months Ended
	December 31, 2011	December 31, 2010

Basic net income (loss) per share computation:
Net income (loss) attributable to common stockholders	$376,596	$(334,394)
Weighted-average common shares outstanding	2,650,032	2,621,417
Basic net income (loss) per share attributable to common stockholders	$0.14	$(0.13)
Diluted net income (loss) per share computation
Net income (loss) attributable to common stockholders	$$376,596	$(334,394)
Weighted-average common shares outstanding	2,650,032	2,621,417
Incremental shares attributable to the assumed exercise of outstanding stock options	68,688	-
Total adjusted weighted-average shares	2,718,720	2,621,417
Diluted net income (loss) per share attributable to common stockholders	$0.14	$(0.13)

Note 6 – Long-Term Debt

In September 2010, the Company entered into an agreement with BCA Mezzanine Fund LLP (“BCA”) to loan the Company $2.5 million in the form of a Promissory Note (“the “Note”).  The Company incurred expenses of $541,604 in connection with this loan, including legal fees, investment banking fees and other transaction fees.  These expenses are included as deferred debt expense in the accompanying balance sheet, and these expenses are amortized over the term of the loan.

The features of the note are as follows:

(1)
The Note has a term of five (5) years with an annual interest rate of 14% on the outstanding principal amount.  Payments for the first year were interest only and amounted to $28,762 monthly.  In September 2011, the Company began making monthly payments of approximately $69,000 for interest and principal for the remaining term of the loan.

(2)
The Company issued BCA  a nine-year warrant for 136,090 shares, based upon 4.5% of the fully-diluted outstanding shares of the Company’s common stock exercisable at $6.70 per share, the average closing price of the common stock over the three days preceding the loan closing on the NYSE-Amex Exchange.  In the event of specific major corporate events or the maturity of the five-year loan, BCA can require the Company to purchase the warrant and warrant shares at the higher of the then Exchange market price less the share exercise price, in the case of the purchase of the warrant, or five times operating income per share. In connection with the warrant issued in conjunction with this debt, the Company recorded a debt discount and warrant liability, which is being marked to fair value at the end of each period (see Note 10 to Notes to the Condensed Consolidated Financial Statements).  The debt discount is to be amortized over the life of the loan.

(3)	Loan provisions also contain customary representations and warranties.

(4)	BCA has a lien on all of the Company’s assets. In February 2011, BCA agreed to release part of its lien on Company assets to the U.S. Government to allow for progress billings up to $1,000,000.

TEL-INSTRUMENT ELECTRONICS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 6 – Long-Term Debt (Continued)

(5)
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

(6)
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

(7)
The Note contains a number of affirmative and negative covenants which restrict our operations.  The BCA agreement contains a number of affirmative and negative covenants. For the quarter ended December 31, 2011, the Company was not in compliance with three covenants related to maintaining agreed upon financial ratios for fixed charges, and debt service as well as a requirement for capital expenditures. However, the Company received a waiver from BCA on each of the above mentioned covenants.

(8)	The Company and BCA have amended certain provisions to ease some restrictions.

Note 7 – Stock Options

The Company adopted FASB ASC 718, utilizing the modified prospective method.  FASB ASC 718 requires the measurement of stock-based compensation based on the fair value of the award on the date of grant.  Under the modified prospective method, the provisions of ASC 718 apply to all awards granted after the date of adoption.  The Company recognizes compensation cost on awards on a straight-line basis over the vesting period, typically four years.  As a result of adopting ASC 718, operations were charged $21,830 and $68,324 for three and nine months ended December 31, 2011, respectively, as compared to $26,743 and $75,771 for the three and nine months ended December 31, 2010, respectively.  The Company estimates the fair value of each option using the Black Scholes option-pricing model with the following weighted-average assumptions: expected dividend yield of 0.0%, risk-free interest rate of 0.86% to 1.08%, volatility at 36.07% to 36.63% of the Company’s stock, and an expected life of 5 years for options granted for the nine months ended December 31, 2011; expected dividend yield of 0.0%, risk-free interest rate of 1.23% to 2.11%, volatility at 39.84% to 41.15%, and an expected life of 5 years for the nine months ended December 31, 2010.  The Company estimates forfeiture rate based on historical data.  Based on an analysis of historical information, the Company has applied a forfeiture rate of 8%.

TEL-INSTRUMENT ELECTRONICS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 8 – Segment Information

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

The table below presents information about reportable segments within the avionics business for the periods ending December 31, 2011 and 2010:

Three Months Ended December 31, 2011	Avionics Gov’t	Avionics Comm’l.	Avionics Total	Corporate Items	Total
Net sales	$3,163,220	$510,015	$3,673,235	$-	$3,673,235
Cost of Sales	1,841,826	386,030	2,227,856	-	2,227,856

Gross Margin	1,321,394	123,985	1,445,379	-	1,445,379

Engineering, research, and Development			633,136	-	633,136
Selling, general, and admin.			358,388	366,248	724,636
Amortization of debt discount			-	13,386	13,386
Amortization of debt expense			-	27,081	27,081
Change in fair value of common stock warrants			-	(130,433)	(130,433)
Interest (income) expense, net			-	102,431	102,431
Total expenses			991,524	378,713	1,370,237

Income (loss) before income taxes			$453,855	$(378,713)	$75,142

Three Months Ended December 31, 2010	Avionics Gov’t	Avionics Comm’l.	Avionics Total	Corporate Items	Total
Net sales	$3,696,348	$564,874	$4,261,222	$-	$4,261,222
Cost of Sales	2,087,951	307,255	2,395,206	-	2,395,206

Gross Margin	1,608,397	257,619	1,866,016	-	1,866,016

Engineering, research, and Development			767,366	-	767,366
Selling, general, and admin.			364,957	321,423	686,380
Amortization of debt discount				19,164	19,164
Amortization of debt expense				27,080	27,080
Change in fair value of common stock warrants			-	129,684	129,684
Interest (income) expense, net			-	101,945	101,945
Total expenses			1,132,323	599,296	1,731,619

Income (loss) before income taxes			$733,693	$(599,296)	$134,397

TEL-INSTRUMENT ELECTRONICS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 8 – Segment Information (Continued)

Nine Months Ended December 31, 2011	Avionics Gov’t	Avionics Comm’l.	Avionics Total	Corporate Items	Total
Net sales	9,470,103	1,867,697	11,337,800	-	11,337,800
Cost of Sales	5,342,873	1,204,690	6,547,563	-	6,547,563

Gross Margin	4,127,230	663,007	4,790,237	-	4,790,237

Engineering, research, and Development			2,160,107	-	2,160,107
Selling, general, and admin.			1,046,231	1,145,101	2,191,332
Amortization of debt discount			-	40,177	40,177
Amortization of debt expense			-	81,241	81,241
Change in fair value of common stock warrants			-	(66,738)	(66,738)
Proceeds from life insurance			-	(300,029)	(300,029)
Interest (income) expense, net			-	301,347	301,347
Total expenses			3,206,338	1,201,099	4,407,437

Income (loss) before income taxes			$1,583,899	$(1,201,099)	$382,800

Nine Months Ended December 31, 2010	Avionics Gov’t	Avionics Comm’l.	Avionics Total	Corporate Items	Total
Net sales	$7,942,668	$1,829,767	$9,772,435	$-	$9,772,435
Cost of Sales	4,208,229	1,146,575	5,354,804	-	5,354,804

Gross Margin	3,374,439	683,192	4,417,631	-	4,417,631

Engineering, research, and Development			2,385,802	-	2,385,802
Selling, general, and admin.			1,060,756	$1,076,299	2,137,055
Gain on sale of asset			-	(3,600)	(3,600)
Amortization of debt discount				33,678	33,678
Amortization of debt expense				33,098	33,098
Change in fair value of common stock warrants			-	129,684	129,684
Interest (income) expense, net			-	172,496	172,496
Total expenses			3,446,558	1,441,655	4,888,213

Income (loss) before income taxes			$971,073	$(1,441,655)	$(470,582)

TEL-INSTRUMENT ELECTRONICS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 9 – Income Taxes

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

The tax effect of temporary differences, primarily net operating loss carryforwards, asset reserves and accrued liabilities, gave rise to the Company’s deferred tax asset in the accompanying December 31, 2011 and March 31, 2011 consolidated balance sheets.  Deferred income taxes are recognized for the tax consequence of such temporary differences at the enacted tax rate expected to be in effect when the differences reverse (See Critical Accounting Policies – Income Taxes).

Note 10 – Fair Value Measurements

FASB ASC 820-10, Fair Value Measurements and Disclosures defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosures about fair value measurements.

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

•
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

•
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

•
Level 3 – Pricing inputs include significant inputs that are generally less observable from objective sources.  These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value.

TEL-INSTRUMENT ELECTRONICS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 10 – Fair Value Measurements (Continued)

The valuation techniques that may be used to measure fair value are as follows:

•	Market approach — Uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.

•
Income approach — Uses valuation techniques to convert future amounts to a single present amount based on current market expectations about those future amounts, including present value techniques, option-pricing models and excess earnings method.

•	Cost approach — Based on the amount that currently would be required to replace the service capacity of an asset (replacement cost).

The carrying value of the Company’s borrowings is a reasonable estimate of its fair value as borrowings under the Company’s credit facility reflect currently available terms and conditions for similar debt.

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as of December 31, 2011 and March 31, 2011.  As required by FASB ASC 820-10, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

December 31, 2011	Level I	Level II	Level III	Total
Total Assets	$-	$-	$-	$-

Warrant liability	-	-	299,399	299,399
Total Liabilities	$-	$-	$299,399	$299,399

March 31, 2011	Level I	Level II	Level III	Total
Total Assets	$-	$-	$-	$-

Warrant liability	-	-	366,137	366,137
Total Liabilities	$-	$-	$366,137	$366,137

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

TEL-INSTRUMENT ELECTRONICS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 10 – Fair Value Measurements (Continued)

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

	At Inception	March 31, 2011	December 31, 2011

Risk free interest rate	2.81%	3.47%	1.89%
Expected life in years	9.00	8.45	7.70
Expected volatility	28.51%	29.11%	46.03%
Fair market value per share	$6.70	$7.63	$6.08
Exercise price	$6.70	$6.70	$6.70
Warrant Liability	$281,656	$366,137	$299,399

The volatility calculation was based on the 24 months for the Company’s stock price prior to the measurement date, utilizing January 1, 2010 as the initial period, as the Company believes that this is the best indicator of future performance, and the source of the risk free interest rate is the US Treasury rate related to 10 year notes.  The exercise price is per the agreement, the fair market value is the closing price of our stock on the date of measurement, and the expected life is based on management’s current estimate of when the warrants will be exercised.  All inputs to the Black-Scholes options model are evaluated each reporting period.

Note 11 – Reclassifications

Certain prior year and period amounts have been reclassified to conform to the current period presentation.

Note 12 – Litigation

On March 24, 2009, Aeroflex Wichita, Inc. (“Aeroflex”) filed a petition against the Company and two of its employees in the District Court, Sedgwick County, Kansas, Case No. 09 CV 1141 (the “Aeroflex Action”), alleging that the Company and its two employees misappropriated Aeroflex’s proprietary technology in connection with the Company winning a substantial contract from the U.S. Army (the “Award”), to develop new Mode-5 radar test sets and kits to upgrade the existing TS-4530 radar test sets to Mode 5.  Aeroflex’s petition alleges that in connection with the award, the Company and its named employees (i) misappropriated Aeroflex’s trade secrets; (ii) tortiously interfered with its business relationship; (iii) conspired to harm Aeroflex; and (iv) tortiously interfered with its contract and seeks injunctive relief and damages.  The crux of all the claims in the Aeroflex Action is that the Company misappropriated and used Aeroflex proprietary technology in winning the Award.

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

TEL-INSTRUMENT ELECTRONICS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 12 – Litigation (Continued)

In December 2009, the Kansas court dismissed the Aeroflex civil suit against the Company.  While this decision was based on jurisdictional issues, the ruling did note that Aeroflex, after discovery proceedings, did not provide any evidence that the Company or its employees misappropriated Aeroflex trade secrets.  The Kansas ruling also referenced the Army’s findings, in its response to the GAO, which rejected Aeroflex’s claims and determined that the Company used its own proprietary technology on this program.  Aeroflex has elected to appeal this Kansas decision and has agreed to stay any action against the two former employees until a decision is reached.  The appeal was argued in the Kansas Supreme Court in January 2011 and the Company does not know when a decision will be forthcoming.  The Company remains confident as to the outcome of this appeal and any potential subsequent litigation.  An estimate of possible loss, if any, cannot be made in view of, among other things, the Army findings and the decision of the Kansas court, discussed above, as well as the fact that there has not yet been full discovery of the merits of the claims and defenses.

Other than the matter discussed above, we are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations.  There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Note 13 – New Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (FASB) issued ASU 2011-04, guidance to improve consistency in application of existing fair value measurement and disclosure requirements.  The standard is intended to clarify the application of the requirements, not to establish valuation standards or affect valuation practices outside of financial reporting.  The guidance is effective for interim and annual periods beginning on or after December 15, 2011.  Application of ASU 2011-04 did not have a material impact on the Company’s financial statements.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

A number of the statements made by the Company in this report may be regarded as “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Exchange Act of 1934, and the Private Securities Litigation Reform Act of 1995.

Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof.  When used in the filings, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” or the negative of these terms and similar expressions as they relate to us or our management identify forward-looking statements.  Such statements reflect our current view with respect to future events and are subject to risks, uncertainties, assumptions, and other factors.  Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements.  Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”).  These accounting principles require us to make certain estimates, judgments and assumptions.  We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made.  These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. Our financial statements would be affected to the extent there are material differences between these estimates and actual results.  In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application.  There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result.  The following discussion should be read in conjunction with our unaudited consolidated financial statements and notes thereto appearing elsewhere in this report.

General

Management’s discussion and analysis of results of financial condition and results of operations is intended to assist the reader in the understanding and assessment of significant changes and trends related to the results of operations and financial position of the Company together with its subsidiary.  This discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying financial notes and “Management’s Discussion and Analysis of Financial  Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended March 31, 2011, filed with the SEC on June 29, 2011.

Overview

Sales and income growth continued to be positive for the nine months ended December 31, 2011.  Sales for the nine months ended December 31, 2011, increased 16% to $11,337,800 as compared to the same period in the prior year while income from operations increased to $438,798 for the nine months ended December 31, 2011, as compared to a loss of $105,226 for the same period in the prior year.

Previously, the Company announced that it has secured the production release from the U.S. Navy for the $16.2 million CRAFT AN/USM 708 delivery order the Company received in April 2011.  Deliveries on this 732 unit order began in the third quarter of the current calendar year.  The CRAFT 708 is a multi-purpose flight-line test set that will replace up to eight older test sets currently being used by the U.S. Navy.

The TS-4530A product has completed most of the product verification testing and the Company has secured preliminary AIMS approval on the unit.  The Company currently has production orders for over $18 million.  The Company is currently working to complete some final logistical items and limited production is expected to commence in the fourth quarter of the current fiscal year, subject to receipt of required regulatory approvals.

The Company believes, although no assurance can be given, that with the U.S. Navy’s evaluation approval of the AN/USM-708, the production release for the AN/USM-708, and the completion of testing and subsequent beginning of shipment of the TS-4530A kits and units, the Company can look forward to continued financial growth in the near and mid-term.

The Company also has secured $599,000 in connection with a contract modification from the U.S. Navy to incorporate product enhancements to The ITATS AN/ARM-206 TACAN test set resulting from Navy technical evaluation testing.  These changes, and the required product verification testing, are nearing completion.  This additional funding will not have a material bottom line financial impact as most of the engineering work for this contract will be sub-contracted to DRS Sustainment Systems located in St. Louis, MO.  Production deliveries of the 102 ITATS units ($5.3 million) are now anticipated to begin in the second half of the 2012 calendar year.

As a result of the Company’s improving operations and financial results, the Company’s liquidity and stockholders’ equity, which currently exceeds the NYSE Amex requirement of $4 million, have also improved.  The gross profit percentage in the latest quarter declined primarily as a result of the change in sales mix, and the higher production start-up costs associated with the AN/USM-708.  As disclosed in Note 6 to the Consolidated Financial Statements, principal payments on the loan to BCA commenced in September 2011.

To support its rapidly growing business, the Company completed its facility relocation to One Branca Road, East Rutherford, New Jersey.  The new facility is a modern one story structure that is approximately 40% larger than our previous two story facility which the Company had occupied for over 60 years.  The new facility is outfitted with state-of-the-art manufacturing and engineering work stations as well as updated communication and computer systems.  The cost of moving was modest, although the Company did experience some disruption in shipments in the third quarter.  Additionally, the Company had a modest increase in rent primarily a result of the additional space.

At December 31, 2011, the Company’s backlog was approximately $44.9 million, including the order for 102 ITATS units in the amount of $5 million for which a production order has not yet been released, as compared to approximately $30.0 million at December 31, 2010.

The Company believes that it has adequate liquidity, and backlog to fund operating plans for at least the next twelve months.  Currently, the Company has no material future capital expenditure requirements.

Results of Operations

Sales

For the nine months ended December 31, 2011, sales increased $1,565,365 (16.0%) to $11,337,800, as compared to $9,772,435 for the same period in the prior year.

Avionics Government sales increased $1,527,435 (19.2%) to $9,470,103 for the nine months ended December 31, 2011, as compared to $7,942,668 for the same period last year.  This increase in Avionics Government sales is primarily attributed to an increase in shipments of the AN/UPM -708 pilot production units and initial pilot production units of the TS-4530A test sets offset by a decline in sales of the AN/USM-719 and certain other products.

Commercial sales decreased $37,930 (2.1%) to $1,867,697 for the nine months ended December 31, 2011, as compared to $1,829,767 in the same period in the prior year.  This decrease is due higher sales of the TR-220 offset partially by lower sales from overhaul and repairs.

For the three months ended December 31, 2011, sales decreased $587,987 (13.8%) to $3,673,235, as compared to $4,261,222 for the same period in the prior year.  This was partially attributable to manufacturing disruption associated with the October move to the Company’s new facility.

Avionics Government sales decreased $533,128 (14.4%) to $3,163,220 for the three months ended December 31, 2011, as compared to $3,696,348 for the same period last year.  This decrease in Avionics Government sales is primarily attributed to the completion of two contracts for the T-47NH and the TR-100AF in the prior year for which there were no contracts in the current fiscal year.  The Company had expected to offset this decrease with increased shipment of the AN/USM-708 and kits and the TS-4530A test sets.  However, due to certain delays, significant shipments of the AN/USM-708 did not begin until the fourth quarter of the current fiscal year.

Commercial sales decreased $54,859 (9.7%) to $510,015 for the three months ended December 31, 2011 as compared to $564,874 in the same period in the prior year.  This decrease is due to lower sales from overhaul and repairs of the Company’s products.

Gross Margin

Gross margin increased $372,606 (8.4%) to $4,790,237 for the nine months ended December 31, 2011, as compared to $4,417,631 for the same quarter in the prior fiscal year.  The gross margin percentage for the nine months ended December 31, 2011, was 42.3%, as compared to 45.2% for the nine months ended December 31, 2010.  Gross profit increased as a result of volume but gross profit percentage was negatively impacted by the change in sales mix, and the higher production start-up costs associated with the AN/USM-708.

Gross margin decreased $420,637 (22.5%) to $1,445,379 for the three months ended December 31, 2011, as compared to $1,866,016 for the same period in the prior fiscal year.  The gross margin percentage for the three months ended December 31, 2011, was 39.3%, as compared to 43.8% for the three months ended December 31, 2010.  The decrease in gross profit was primarily as a result of the decrease in sales volume and the higher production start-up costs associated with the AN/USM-708.

Operating Expenses

Selling, general and administrative expenses increased $54,277 (2.5%) to $2,191,332 for the nine months ended December 31, 2011, as compared to $2,137,055 for the nine months ended December 31, 2010.  This increase is attributed mainly to higher professional fees, accrued profit sharing expenses, investor relations expenses and recruitment costs offset mostly by lower administrative compensation and outside commission expenses.

Selling, general and administrative expenses increased $38,256 (5.6%) to $724,636 for the three months ended December 31, 2011, as compared to $686,380 for the three months ended December 31, 2010.  This increase is attributed mainly to higher professional fees, investor relations, and travel expenses offset mostly by lower administrative compensation expense and lower outside commissions.

Engineering, research and development expenses decreased $134,230 (17.5%) and $225,695 (9.5%) to $633,136 and $2,160,107, respectively, for three and nine months ended December 31, 2011, as compared to $767,366 and $2,385,802 for the same periods last year.  For the three months ended December 31, 2011, this decrease is primarily attributed to lower salaries and fringe benefits, material costs and outside contractor expenses.  For the nine months ended December 31, 2011, the decrease is attributed to lower outside contractor and recruitment costs as well as lower purchases of materials offset and transfers of charges from other departments partially by an increase in salaries.  Engineering, research and development efforts in the last quarter are attributed mostly to finalization of the TS-4530A product and the transfer to manufacturing as well as assistance to manufacturing for the AN/USM-708 product.  The Company is also working on new products for both the commercial and government markets.

Other Income (Expense), Net

For the three months ended December 31, 2011, total other expense was $12,465, as compared to other income expense of $277,873 for the three months ended December 31, 2010.  This decrease is primarily attributed to the change in the fair value of the common stock warrants from a loss of $129,684 for the three months ended December 31, 2010, as compared to a gain of $130,433 for the three months ended December 31, 2011(see Note 10 of Notes to the Condensed Consolidated Financial Statements).  For the nine months ended December 31, 2011, total other expense was $55,998, as compared to other expense of $365,356 for the nine months ended December 31, 2010.  This decrease is primarily attributed to the change in the fair value of the common stock warrants from a loss of $129,684 for the nine months ended December 31, 2010, as compared to a gain of $66,738 for the three months ended December 31, 2011 (see Note 10 of Notes to the Condensed Consolidated Financial Statements) as well as the proceeds from a life insurance policy in the amount of $300,029.  These amounts were mostly offset by higher interest expense and amortization of debt issuance costs mostly as a result of interest on the $2.5 million loan from BCA, which carries a higher face amount and interest rate than the prior credit facility.

Income (Loss) before Income Taxes

As a result of the above, the Company recorded income before income taxes of $75,142 for the three months ended December 31, 2011, as compared to income before taxes of $134,397 for the three months ended December 31, 2010.  For the nine months ended December 31, 2011, the Company recorded income before taxes of $382,800, as compared to a loss before income taxes of $470,582 for the nine months ended December 31, 2010.

Income Taxes

For the three months ended December 31, 2011, the Company recorded an income tax benefit of $22,289, as compared to an income tax provision of $105,385 for the three months ended December 31, 2010.  For the nine months ended December 31, 2011, the Company recorded an income tax provision of $6,204, as compared to an income tax benefit of $136,188 for the nine months ended December 31, 2010.  These amounts represent the effective federal and state tax rate of approximately 40% on the Company’s net income or loss before taxes.  The proceeds on the life insurance policy are not taxable and the gain (loss) on the change in fair value of the common stock warrants is not deductible/taxable.

Net Income (Loss)

As a result of the above, the Company recorded net income of $97,431 and $376,596, respectively, for the three and nine months ended December 31, 2011, as compared to net income of $29,012 for the three months ended December 31, 2010 and a net loss of $334,394 for the nine months ended December 31, 2010.

Liquidity and Capital Resources

At December 31, 2011, the Company had working capital of $4,346,750, as compared to $4,374,523 at March 31, 2011.

During the nine months ended December 31 2011, the Company increased its cash balances by $516,215 to $640,170.  The Company’s principal sources and uses of funds were as follows:

Cash provided by/used in operating activities. For the nine months ended December 31, 2011, the Company provided $530,232 in cash from operations as compared to using $1,065,903 in cash for the nine months ended December 31, 2010.  This increase is primarily attributed to the higher net income from operations, the proceeds from a life insurance policy and a decrease in accounts receivable offset partially by lower change in accounts payable, inventories and the liquidation of progress billings.

Cash used in investing activities.  For the nine months ended December 31, 2011, the Company used $148,661 of its cash for investing activities, as compared to $102,070 for the nine months ended December 31, 2011, due primarily to an increase in the purchases of equipment related to the move to the new facility.

Cash provided by financing activities. Net cash provided by financing activities for the nine months ended December 31, 2011, was $134,644, as compared to $1,435,411 for the nine months ended December 31, 2010.  In September 2010, the Company raised $2.5 million in financing (see Note 6) which was offset by financing costs and repayment to the bank of the line of credit.  For the nine months ended December 31, 2011, the Company received proceeds of $312,683 from a life insurance policy and $21,749 from the exercise of stock options offset partially by repayment of debt and capital lease obligations associated with the move to our new facility.

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

There was no significant impact on the Company’s operations as a result of inflation for the nine months ended December 31, 2011.  These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K to the SEC for the fiscal year ended March 31, 2011, filed with the SEC on June 29, 2011.

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

Revenue recognition – revenues are recognized at the time of shipment to, or acceptance by customer provided title and risk of loss is transferred to the customer.  Provisions, when appropriate, are made where the right to return exists.  In certain instances, the Company may offer the unit on trial basis.  The Company does not recognize revenue until the unit has been accepted.  The Company only offers product on a trial basis in rare instances, and no provision has been made at December 31, 2011 and March 31, 2011.

Revenues on repairs and calibrations are recognized at the time the repaired or calibrated unit is shipped, as it is at the time that the work is completed.

Due to the unique nature of the ITATS program wherein a significant portion of this contract will not be delivered for over a year, revenues under this contract have been recognized on a percentage-of-completion basis, which recognizes sales and profit as they are earned, rather than at the time of shipment.  Revenues and profits are estimated using the cost-to-cost method of accounting, where revenues are recognized and profits recorded based upon the ratio of costs incurred to date to our estimate of total costs at completion.  The ratio of costs incurred to our estimate of total costs at completion is applied to the contract value to determine the revenues and profits.  When adjustments in estimated contract revenues or estimated costs at completion are required, any changes from prior estimates are recognized by recording adjustments in the current period for the inception-to-date effect of the changes on current and prior periods.

The Company also receives progress billings on this program, which is a funding mechanism by the government to assist contractors on long-term contracts prior to delivery.  In July 2011, the Company secured a $599,000 contract modification from the U.S. Navy to incorporate product enhancements to the ITATS AN/ARM-206 TACAN test set resulting from Navy technical evaluation testing.  These changes, and the required product verification testing, are expected to take an estimated nine to 12 months to complete.  This additional funding will not have a material bottom line impact as most of the engineering work for this contract will be sub-contracted to DRS Sustainment Systems located in St. Louis, MO.  Production deliveries of the 102 ITATS units are now expected to begin in the middle of the next calendar year.

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

Income taxes – deferred tax assets arise from a variety of sources, the most significant being: a) tax losses that can be carried forward to be utilized against profits in future years; b) expenses recognized in the books but disallowed in the tax return until the associated cash flow occurs; and c) valuation changes of assets which need to be tax effected for book purposes but are taxable only when the valuation change is realized.  Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using enacted tax rates and laws that are expected to be in effect when such differences are expected to reverse.  The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance for any tax benefit which is not more likely than not to be realized.  In assessing the need for a valuation allowance, future taxable income is estimated, in order to determine the amount of realization of tax loss carryforwards.  Valuation allowances related to deferred tax assets can also be affected by changes to tax laws, changes to statutory tax rates and future taxable income levels.

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

Our projections were largely predicated upon the receipt of timely production orders for the CRAFT 708 based on contractual requirements from our U.S. Navy customer and prior experience with U.S. Navy developmental contracts.  The delivery of these units and the associated revenues were delayed due in large part to an extended Navy technical evaluation process that did not successfully conclude until April 2011.  The CRAFT 708 consists of new technology and incorporates many functions which were never combined together, and, as such, the duration of the testing and Navy technical evaluation (which is outside the Company’s control) took much longer than prior programs.  It is as a result of these delays that the Company incurred losses that increased the deferred asset.  The Company has successfully completed technical evaluation and has received a production order for CRAFT AN/USM- 708 units valued at $16.2 million.  The Company believes, although no assurance can be given, that with this order in combination with existing business and the completion and delivery of units for the TS-4530A program that it will be able to realize its deferred tax asset associated with its net operating loss carryforwards.

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

The volatility calculation was based on the 24 months for the Company’s stock price prior to the measurement date, utilizing January 1, 2010, as the initial period, as the Company believes that this is the best indicator of future performance, and the source of the risk free interest rate is the U.S. Treasury rate related to 10 year notes.  The exercise price is per the agreement, the fair market value is the closing price of our stock on the date of measurement, and the expected life is based on management’s current estimate of when the warrants will be exercised.  If the Company used different measurements in calculating the volatility of its stock, it could have an impact on its balance sheet and statement of operations.  However, the Company believes the measurement period used is the best predictor of the value of the warrant.  All inputs to the Black-Scholes options model are evaluated each reporting period.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We do not hold any derivative instruments and do not engage in any hedging activities.

Item 4.  Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in the reports we file pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our Principal Executive Officer (“PEO”) and Principal Financial Officer (“PFO”), to allow timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide a reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Management designed the disclosure controls and procedures to provide reasonable assurance of achieving the desired control objectives.

We carried out an evaluation, under the supervision and with the participation of our management, including our PEO and PFO, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report.  Based upon that evaluation, the PEO and PFO concluded that the Company’s disclosure controls and procedures were effective.

(b) Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the quarter ended December 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

Other than as disclosed in Note 12, we are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations.  There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 1A.  Risk Factors.

We believe there are no changes that constitute material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2011, filed with the SEC on June 29, 2011.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company’s equity securities during the quarter ended December 31, 2011.

Item 3.  Defaults Upon Senior Securities.

Not applicable.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

Submission of Matters of a Vote of Security Holders

The Annual Meeting of Stockholders of Tel-Instrument Electronics Corp. (the “Company”) was held on December 14, 2011.  Matters submitted to stockholders at the meeting and the voting results thereof were as follows:

Proposal One – Election of Directors

The stockholders of the Company elected each of the following director nominees proposed by the Company’s Board of Directors to serve until the next annual meeting of stockholders of the Company.  The voting results for each director nominee is set forth below.

Name	For	Against	Broker Non-Votes

Mr. Stephen A. Fletcher	1,701,660	133,274	679,396

Mr. George J. Leon	1,701,660	133,274	679,396

Mr. Jeffrey C. O’Hara	1,701,660	133,274	679,396

Mr. Robert A. Rice	1,701,660	133,274	679,396

Mr. Robert H. Walker	1,701,660	133,274	679,396

Proposal Two – Ratification of Appointment of Independent Auditors

The stockholders of the Company ratified the appointment of BDO USA, LLP, as the Company’s independent auditor for the fiscal year ended March 31, 2012.  The voting results for the appointment of BDO USA, LLP is set forth below.

For	Against

2,498,472	13,858

Item 6.  Exhibits.

Exhibit No.	Description

31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of 2002*

31.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of 2002*

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document**

101.SCH	Taxonomy Extension Schema Document**

101.CAL	Taxonomy Extension Calculation Linkbase Document**

101.DEF	Taxonomy Extension Definition Linkbase Document**

101.LAB	Taxonomy Extension Label Linkbase Document**

101.PRE	Taxonomy Extension Presentation Linkbase Document**

* filed herewith

** Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEL-INSTRUMENT ELECTRONICS CORP.

Date: February 14, 2012	By:	/s/ Jeffrey C. O’Hara
Name: Jeffrey C. O’Hara
Title: Chief Executive Officer Principal Executive Officer

Date: February 14, 2012	By:	/s/ Joseph P. Macaluso
Name: Joseph P. Macaluso
Title: Principal Financial Officer Principal Accounting Officer