Form 10-K
period 2012-03-31
TEL INSTRUMENT ELECTRONICS CORP
filed 2012-07-16
CIK 96885

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the fiscal year ended March 31, 2012

Commission File No. 001-31990
TEL-INSTRUMENT ELECTRONICS CORP
(Exact name of Registrant as specified in its charter)

New Jersey	22-1441806
(State of incorporation)	(IRS Employer Identification Number)

One Branca Road East Rutherford, New Jersey	07073
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:   (201) 933-1600

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common Stock $.10 par value	NYSE Amex

Indicate by checkmark if registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒

Indicate by checkmark if registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☒

Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐    Accelerated filer ☐      Non-accelerated filer ☐       Smaller reporting company ☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Act).  Yes ☐ No ☒

The aggregate market value of the voting Common Stock (par value $.10 per share) held by non-affiliates on September 30, 2011 (the last business day of our most recently completed second fiscal quarter) was $10,630,048 using the closing price on September 30, 2011.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 2,697,215 shares of Common Stock were outstanding as of July 16, 2012.

TEL-INSTRUMENT ELECTRONICS CORP

PART I

Item 1.            Business

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

Tel’s instruments are used to test navigation and communications equipment installed in aircraft, both on the flight line (“ramp testers”) and in the maintenance shop (“bench testers”), and range in list price from $7,500 to $80,000 per unit.  Tel continues to develop new products in anticipation of customers’ needs and to maintain its strong market position.  Its development of multifunction testers has made it easier for customers to perform ramp tests with less operator training, a fewer number of test sets, and lower product support costs.

In the past few years, the Company was competitively awarded three major military contracts, CRAFT, ITATS and the TS-4530A programs, discussed below.

The Company has become a major manufacturer and supplier of IFF (Identification Friend or Foe) flight line test equipment. If the production options on the three programs described below are exercised in full, these programs have aggregate revenue of approximately $60 million over the next few years. The products under these contracts represent cutting edge technology and, together with derivative products, should provide Tel with a competitive advantage for years to come. Revenues from these programs will be the foundation for substantial growth for the next few years.

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

Item 1.            Business (continued)

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

The Company has received pilot production orders and shipped 248 units of the AN/USM-719 (IFF only) totaling approximately $5.2 million. In addition, the Company has received orders for 182 units of the AN/USM-708 under this contract, totaling approximately $4.2 million. The Company has also received orders for approximately $4.7 million for testing, documentation and qualification units. On April 8, 2011, the Company received an order from the U.S. Navy for an additional 732 units of the AN/USM-708 totaling approximately $16.2 million. The Company received the production release during 2012 and produced and invoiced 173 of these units. Most of the CRAFT 719 and 708 units are being held at the Company in a “ship-in-place” arrangement pending receipt of the required frequency allocation form the FAA which is expected to be secured in the 2013 fiscal year.

In March 2012, the U.S. Navy placed a temporary hold on CRAFT 708 production shipments to correct issues discovered in prior CRAFT 719 deliveries and incorporate the final AIMS approved software configuration which includes several product enhancements. The U.S. Navy requested that the Company perform a Root Cause Analysis on the issues seen in the CRAFT 719 units. On June 14, 2012, the U.S. Navy, based upon observations at the Company’s facility, indicated that the Company’s Root Cause Analysis was adequate and that the Company has made progress in addressing the quality issues found in the production of the CRAFT units. As a result, the U.S. Navy granted the Company permission to resume limited production, a combination of new units and rework units. Once these units are completed, the U.S. Navy will assess these units and a determination will be made with respect to resumption of full rate production. The Company expects to resume production during the second quarter of the current fiscal year.

The issues identified with the CRAFT units will require that all CRAFT 719 and CRAFT 708 units be updated with revised software and TIC will revalidate all of the 460 ship-in-place units at TIC before they are shipped to the customer. (These ship-in-place units had been built and paid for by the U.S. Navy but could not be shipped to the field due to regulatory restrictions.)  TIC and the U.S. Navy have been working to finalize an upgraded test procedure for these units. The test procedure needed to be upgraded to reflect the extensive changes to the units over the last few years. The U.S. Navy has also verified and approved these new test procedures and reviewed TIC’s quality assurance procedures. The U.S. Navy has also indicated that additional foreign military sales (“FMS”) are expected for the CRAFT product, and the Company is also actively quoting orders for other customers.

Item 1.            Business (continued)

General (continued)

ITATS (“Intermediate Level TACAN Test Set”) (AN/ARM-206) with the U.S. Navy

The AN/ARM-206 or ITATS is a bench test set combining advanced digital technology with state of the art automated testing capabilities. This product will represent an important expansion to Tel’s current product line, and the automated testing capabilities will provide a significant labor savings benefit to our customers. This contract with the U.S. Navy has options for approximately 148 units with a total value of over $12 million; the initial work authorization was $4.4 million. Tel is working with an engineering sub-contractor and, as a result, this program has not required as much Tel engineering design effort as needed for the AN/USM-708. Given the unique nature of the design, this unit could also generate significant sales to other military customers, both domestically and overseas. In June 2010, the Company received a production order for 102 units amounting to approximately $5.3 million, although a production release has not yet been issued. During technical evaluation the U.S. Navy determined that the product needed enhancements to adequately meet the U.S Navy’s requirements. Many of these enhancements represent changes in scope for the product, and changes in scope requested by the government are generally paid for by the government.

In July 2011, the Company secured a $599,000 contract modification from the U.S. Navy to incorporate product enhancements to the ITATS AN/ARM-206 TACAN test set resulting from U.S. Navy technical evaluation testing.  The AN/ARM-206 ITATS program is proceeding well with the enhancements funded by the U.S. Navy last year now substantially complete and the platform verification substantially completed by the U.S. Navy. TIC is in the process of performing final bench level verification testing on these units and expects to secure a production release on the 102 unit U.S. Navy production delivery order later this summer. It is expected that this product will enter full rate production this calendar year.

TS-4530 IFF test set with the U.S. Army Aviation and Missile Command

In February 2009, the Company was awarded a five year firm fixed price indefinite-delivery/indefinite-quantity (IDIQ) contract by the U.S. Army Aviation and Missile Command with a maximum dollar value of approximately $44 million, depending on the number of units purchased (see Item 3, Pending Legal Proceedings).

The Company’s win of the critical TS-4530A Mode 5 Army program represents a major event for our future. This award, in conjunction with our Navy CRAFT Mode 5 program, provides TEL with undisputed market leadership in the Mode 5 Identification Friend or Foe (“IFF”) business and should provide a constant revenue stream for many years. The Company has already received approximately $22.5 million in delivery orders on the TS-4530A program out of a maximum contract value of approximately $44 million. In contrast to the multi-year CRAFT program, this is an accelerated development program that takes full advantage of the significant investment that the Company has made in its proprietary Mode 5 technology.

Item 1.            Business (continued)

General (continued)

TS-4530 IFF test set with the U.S. Army Aviation and Missile Command (continued)

This contract includes an initial order for pre-production of 20 Mode 5 conversion kits for the Army’s existing TS-4530 IFF test sets and 20 new Mode 5 test sets, which have been delivered. The IDIQ portion of the contract will entail the production of up to 2,980 Mode 5 conversion kits and up to 1,980 new production test sets. The Company has already received production orders for 2,409 Mode 5 conversion kits and 621 new production test sets. These Mode 5 conversion kits and new IFF test sets will incorporate Tel’s proprietary electronics and IFF technology in addition to Mode S Enhanced Surveillance (”EHS”) and Automatic Dependent Surveillance - Broadcast (“ADS-B”) test functionality.

The TS-4530A program has been essentially complete from a design standpoint, and TIC is in the process of scheduling the final production assurance audit with the U.S. Army which is required prior to the commencement of full rate production. TIC and the U.S. Army are working together to secure a full production release on this program. The Company hopes to secure this production release during the second quarter of the current fiscal year. The TS-4530A program is a critical program with almost $20 million of booked production orders which will help drive TIC’s revenues growth and profitability (See Management’s Discussion and Analysis of Financial Condition and Results of Operations).

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

The military market is large and is dominated by large corporations with substantially greater resources than the Company, including Aeroflex.  Tel competitively bids for government contracts on the basis of the engineering quality and innovation of its products, competitive price, and "small business set asides" (i.e., statutory provisions requiring the military to entertain bids only from statutorily defined small businesses), and on bids for sub-contracts from major government suppliers.  There are a limited number of competitors who are qualified to bid for “small business set asides.”  The military market consists of many independent purchasing agencies and offices. The process of awarding contracts is heavily regulated by the U.S. Department of Defense.

Item 1.            Business (continued)

General (continued)

Competition (continued)

In recent years, the Company has won several large, competitively bid contracts from the military and has become an important supplier for the U.S. Military, as well as the NATO countries, of flight line IFF test equipment. The CRAFT AN/USM-708 program, discussed previously, involves a new generation of technology, including the next generation of IFF testing, and is expected to enable the Company to continue to be a major supplier of avionics test equipment to the military for years to come. Tel believes its new technology will also allow it to increase sales to the commercial market in the future.

Marketing and Distribution

Domestic commercial sales are made throughout the U.S. to commercial airlines and general aviation businesses directly or through distributors. No direct commercial customer accounted for more than 10% of commercial sales in fiscal years 2012 and 2011.  Domestic distributors receive a 15%-20% discount for stocking, selling, and, in some cases, providing product calibration and repairs. Tel gives a 5% to 15% discount to non-stocking distributors, and to independent sales representatives, depending on their sales volume and promotional effort.  The loss of any one of these distributors would not have a material adverse effect on the Company or its operations. Commercial sales represented 15% and 19% of total sales, respectively, for the fiscal years ended March 31, 2012 and 2011. One domestic distributor represented 13% of commercial sales for the fiscal year ended March 31, 2012. No distributor represented more than 10% of commercial sales during fiscal year 2011.

Marketing to the U.S. Government is made directly by employees of the Company or through independent sales representatives, who receive similar commissions to the commercial distributors. For the years ended March 31, 2012 and 2011, sales to the U.S. Government, including shipments through the government’s logistics centers, represented approximately 66% and 70%, respectively, of total sales. No other government customer represented over 10% of government sales for fiscal years 2012 and 2011.

International sales are made throughout the world to government and commercial customers, directly, through American export agents, or through the Company’s overseas distributors at a discount reflecting a 20% to 22% selling commission, under written or oral, year-to-year arrangements. The Company has an exclusive distribution agreement with Muirhead Avionics and Accessories, Ltd (“Muirhead”), based in the United Kingdom, to represent the Company in parts of Europe, and with Milspec Services in Australia and New Zealand.  Tel also sells its products through exclusive distributors in Spain, Portugal, and the Far East and is exploring distribution in other areas.  For the years ended March 31, 2012 and 2011 total international avionics sales were 11% and 14%, respectively, of total sales.  Additionally, the Company has an agreement with M.P.G. Instruments s.r.l., based in Italy, wherein this distributor has the exclusive sales rights for DME/P ramp and bench test units. The Company continues to explore additional marketing opportunities in other parts of the world, including the Far East. No international distributor accounted for more than 5% of total sales for the fiscal years ended March 31, 2102 and 2011.  The Company has no material assets overseas.

Item 1.            Business (continued)

General (continued)

Marketing and Distribution (continued)

Tel also provides customers with calibration and repair services. Repairs and calibrations accounted for 7% and 10% of total sales for the years ended March 31, 2012 and 2011, respectively.

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

Backlog

Set forth below is Tel’s avionics backlog at March 31, 2012 and 2011.

	Commercial	Government	Total

March 31, 2012	$229,530	$39,131,357	$39,360,887
March 31, 2011	$410,245	$27,209,713	$27,619,958

Tel believes that most of its backlog at March 31, 2012 will be delivered during the next three fiscal years. The backlog is pursuant to purchase orders and all of the government contracts are fully funded.  However, government contracts are always susceptible to termination for convenience by the government. Historically, the Company obtains orders which are required to be filled in less than 12 months, and therefore, these anticipated orders are not reflected in the backlog.

Suppliers

Tel obtains its purchased parts from a number of suppliers.  These materials are standard in the industry, and the Company foresees no difficulty in obtaining purchased parts, as needed, at acceptable prices.

Patents and Environmental Laws

Tel has no patents or licenses which are material to its business, and there are no material costs incurred to comply with environmental laws.

Item 1.            Business (continued)

Engineering, Research, and Development

In the fiscal years ended March 31, 2012 and 2011, Tel spent $2,794,478, and $3,256,306, respectively, on the engineering, research, and development of new and improved products.  None of these amounts were sponsored by customers. Engineering, research, and development expenditures in fiscal year 2012 were made primarily to the T-4530A program and the completion of the new AN/USM-708 (“CRAFT”) next generation multi-function test set for the U.S. Navy, including the next generation of IFF test sets, and the incorporation of other product enhancements in existing designs. The Company owns all of these designs.

Tel's management believes that continued significant expenditures for engineering, research, and development are necessary to enable Tel to expand its products, sales, and profits, and to remain competitive.

Personnel

At July 16, 2012, Tel had thirty-five full-time employees in manufacturing, materials management, and quality assurance, fourteen in administration and sales, including customer services and product support, and fifteen in engineering, research and development, none of whom belongs to a union. The Company also utilized one part-time individual in administration and one in manufacturing. From time to time, the Company also employs independent contractors to support its manufacturing, engineering, and sales organizations. At July 16, 2012, the Company utilized two independent consultants in sales, and two in engineering. Tel has been successful in attracting skilled and experienced management, sales and scientific personnel.

Item 2.            Properties

In April 2011, the Company entered into a new lease to relocate to a larger (approximately 27,000 square feet), more modern facility in nearby East Rutherford, NJ. The lease is for a five year period with a five year option in a new, one-story facility that will allow for a rapid ramp-up in production volume to support the Company’s customer delivery commitments (see Note 12 of the Notes to the Consolidated Financial Statements). Tel is unaware of any environmental problems in connection with its location and, because of the nature of its manufacturing activities, does not anticipate such problems.

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

In December 2009, the Kansas court dismissed the Aeroflex civil suit against the Company. While this decision was based on jurisdictional issues, the ruling did note that Aeroflex, after discovery proceedings, did not provide any evidence that Tel or its employees misappropriated Aeroflex trade secrets. The Kansas ruling also referenced the Army’s findings, in its response to the General Accountability Office (“GAO”), which rejected Aeroflex’s claims and determined that Tel used its own proprietary technology on this program. Aeroflex has elected to appeal this Kansas decision and has agreed to stay any action against the two former employees until a decision is reached. The appeal was argued in the Kansas Supreme Court in January 2011.

In May 2012 the Kansas Supreme Court reversed the decision of the lower court only as regards to jurisdiction. Tel continues to remain confident as to the outcome of this litigation.

Other than the matter outlined above, we are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of executive officers of our Company, threatened against or affecting our Company, our common stock in which an adverse decision could have a material effect.

Item 4.            Mine Safety Disclosures

Not applicable.

PART II

Item 5.            Market for Registrant's Common Stock and Related Stockholder Matters

The Common Stock, $0.10 par value, of the Registrant (“Common Stock”) is traded on the NYSE Amex and its symbol is TIK.  The following table sets forth the high and low per share sale prices for our common stock for the periods indicated as reported for fiscal years 2012 and 2011 by the NYSE Amex:

Fiscal Year
Ended March 31,
2011	High	Low
First Quarter	$8.20	$6.71
Second Quarter	7.00	6.19
Third Quarter	8.19	6.26
Fourth Quarter	9.30	6.97
2012
First Quarter	$9.23	$7.03
Second Quarter	9.18	7.60
Third Quarter	7.99	6.05
Fourth Quarter	7.92	6.04

During fiscal year 2012, the Company issued 38,000 shares of common stock upon exercise of stock options granted pursuant to its 2003 and 2006 Employee Stock Option Plans for an aggregate $124,631, which was added to working capital.  All of the shares were issued pursuant to our S-8 Registration Statement filed on August 18, 2005 or pursuant to the exemption provided by Section 4 of the Securities Act of 1933. See Note 15 of the Notes to the Consolidated Financial Statements and Item 11, Executive Compensation, for information on the Company’s Employee Stock Option Plans of 2003 and 2006.

In conjunction with the loan from BCA (see Note 11 of the Notes to the Consolidated Financial Statements), the Company issued BCA a nine-year warrant exercisable for 136,090 shares, based upon 4.5% of the fully–diluted outstanding shares of the Company’s common stock at $6.70 per share, the average closing price over the three days preceding the closing of the loan on the NYSE-Amex Exchange. In the event of specific major corporate events or the maturity of the five-year loan, BCA can require the Company to purchase the warrant shares at the higher of the then Exchange market price less, in the case of the warrant, the exercise price, or five times operating income per share.

The Company also issued to a third party warrants exercisable for 10,416 shares at $6.70 per share for five years in conjunction with the BCA loan as an additional finder’s fee.

The warrants and the shares issuable upon exercise of each warrant are restricted against transfer in violation of the securities laws.

Item 5.            Market for Registrant's Common Stock and Related Stockholder Matters (continued)

The following table provides information as of March 31, 2012 regarding compensation plans under which equity securities of the Company are authorized for issuance.

Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of options remaining available for future issuance under Equity Compensation Plans
Equity Compensation Plans approved by shareholders	201,100	$5.14	171,578
Equity Compensation Plans not approved by shareholders	--	--	--
Total	201,100	$5.14	171,578

See “Equity Compensation Plan Information” under Item 12 below.

Approximate number of equity holders

The Company has 254 holders of its Common Stock as of March 31, 2012.

Dividends

We have not declared or paid any dividends on our Common Stock and intend to retain any future earnings to fund development and growth of our business. Therefore, we do not anticipate paying dividends on our common stock for the foreseeable future. There are no restrictions on our present ability to pay dividends to stockholders of our common stock, other than those prescribed by law.

Item 6.            Selected Financial Data

The Company is a smaller reporting company as defined in Item 10 (f) of Regulation S-K and therefore is not required to provide the information under this item.

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

Overview

The Company continues work on its three major contracts: CRAFT (Ramp Test set), ITATS (Bench test set) from the U.S. Navy, and the TS-4530A upgrade from the U.S. Army. These units employ Tel’s new proprietary technology, technology which is expected to give Tel a competitive edge in the market for many years to come, and which will be the basis of new competitive products. The three contracts represent potential revenues of approximately $60 million over the next few years; depending on the number of production options exercised by the military (see Item 1, Business.)

The Company’s legacy products continue to be negatively impacted by weakness in the commercial avionics market and lower than expected government orders. Engineering development for the three new programs has also taken longer than expected due in part to customer required specification changes. These delays have limited sales growth while engineering expense continued to be high as a result of the Company completing the design of the units.

However, the Company completed the fiscal year ended March 31, 2012 with revenues of $16,508,678 and a net profit of $71,016. While the Company did achieve its highest historical sales and was profitable, these numbers were below expectations as a result of the delays in getting to full production on the three major programs. Net profits were also impacted due in part to a warranty reserve to correct issues seen in previously sold CRAFT units.

As previously announced, the Company is forecasting sharply reduced revenues in the first quarter of fiscal year 2013 (period ending June 30, 2012) and a loss due mainly to a temporary hold in CRAFT 708 production shipments to correct issues discovered in prior CRAFT 719 deliveries and incorporate the final AIMS approved software configuration which includes several product enhancements. TIC has also experienced continuing delays in securing a production release on the TS-4530A program from the U.S. Army. TIC has made several management changes to enhance its organizational structure and provide emphasis to the manufacturing stage of the Company’s development as it enters the production phase of its three major programs. The Company is working closely with the U.S. Navy and the U.S. Army to secure production releases on the CRAFT and TS-4530A programs. TIC is still predicting significant revenue and profitability growth for the current fiscal year ending March 31, 2013.

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

At March 31, 2012, the Company’s backlog was approximately $39.4 million, including the order for 102 ITATS units in the amount of $5.3 million for which a production order has not yet been released, as compared to approximately $27.6 million at March 31, 2011.

With the delays on the CRAFT and TS-4530A production in the current quarter ending June 30, 2012, TIC’s cash flow has been negatively impacted. As such, the Company is exploring various alternatives to secure additional short-term financing. This includes working with the government to secure progress payments on these programs. The Company is confident that it will be able to secure the additional funding, and once shipments commence, the Company believes that it will have adequate liquidity, and backlog to fund operating plans for at least the next twelve months.  Currently, the Company has no material future capital expenditure requirements.

Results of Operations 2012 Compared to 2011

Sales

For the fiscal year ended March 31, 2012, total sales increased $2,968,078 (21.9%) to $16,508,678 as compared to $13,540,600 for the same period in the prior year. Avionics Government sales increased $3,062,648 (28%) to $14,013,807 for the fiscal year ended March 31, 2012 as compared to $10,951,159 for the prior fiscal year. This increase in Avionics Government sales is primarily attributed to an increase in shipments of the AN/UPM -708 units and initial pilot production units of the TS-4530A test sets offset by a decline in sales of the AN/USM-719 and certain other products. Government sales are expected to increase significantly in fiscal year 2013 as the Company begins volume productions of the AN/USM-708 and the conversion kits and new units for the TS-4530A program. Avionics Commercial sales decreased $94,570 (3.7%) to $2,494,871 for the fiscal year ended March 31, 2012 as compared to $2,589,441 for the same period in the prior year. This decrease in sales from overhaul and repairs was partially offset by higher sales of the TR-220.

Gross Margin

Gross margin increased $118,607 (1.9%) to $6,440,442 for the fiscal year ended March 31, 2012 as compared to $6,321,835 for the prior fiscal year.  The gross margin percentage for the fiscal year ended March 31, 2012 was 39.0% as compared to 46.7% for the fiscal year ended March 31, 2011.  Gross profit dollars slightly increased as a result of increase in volume but was negatively impacted by the change in sales mix, and the higher production start-up costs associated with the AN/USM-708 as well as for the warranty reserve to correct issues seen in previously sold CRAFT units.

Item 7.            Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations 2012 Compared to 2011 (continued)

Operating Expenses

Selling, general and administrative expenses increased $68,198 (2.8%) to $2,969,956 for the fiscal year ended March 31, 2012, as compared to $2,901,758 for the fiscal year ended March 31, 2011. This increase is attributed mainly to higher professional fees, investor relations expenses, shareholder expenses and recruitment costs offset mostly by lower administrative compensation and outside commission expenses.

Engineering, research and development expenses decreased $461,828 (14.2%) to $2,794,478 for fiscal year 2012 as compared to $3,256,306 for the prior fiscal year, the decrease is attributed to lower outside contractor and recruitment costs as well as lower purchases of materials and lower transfers of charges from other departments partially offset by an increase in salaries.  Engineering, research and development efforts are attributed mostly to finalization of the TS-4530A product and the transfer to manufacturing as well as assistance to manufacturing for the AN/USM-708 product.  The Company is also working on new products for both the commercial and government markets.

Income From Operations

As a result of the above, the Company recorded income from operations of $676,008 for the year ended March 31, 2012 as compared to income from operations of $163,771 for the year ended March 31, 2011.

Other Expense

Other expense declined to $249,273 for the year ended March 31, 2012 as compared to $470,183 for the year ended March 31, 2011. Proceeds from a life insurance policy of $300,029 and the gain incurred with the revaluation of warrants issued in conjunction with the loan to BCA in the amount of $10,847 as compared to a loss of $84,481 in the prior year was partially offset by an increase in interest expense and the amortization of debt expense associated with having the BCA loan in place for the full year as compared to approximately six and one-half months in the previous fiscal year.

Income (Loss) before Income Taxes

As a result of the above, the Company recorded income before taxes of $426,735 for the fiscal year ended March 31, 2012 as compared to a loss before taxes of $306,412 for the fiscal year ended March 31, 2011.

Income Taxes

For the fiscal year ended March 31, 2012, the Company recorded an income tax provision of $355,719 as compared to an income tax benefit in the amount of $179,360 for the fiscal year ended March 31, 2011 as a result of the income for the current period. These amounts represent the effective federal and state tax rate on the Company’s income (loss) before taxes. However, the increase in the tax provision for the year ended March 31, 2012 was affected by a change in the NJ tax law which, in substance, lowered the NJ income tax rate, which resulted in lowering the carrying value of the net deferred tax asset. The Company did not lose any future benefit, and the result is such that the Company will have lower NJ tax expense in the future.

Item 7.            Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations 2012 Compared to 2011 (continued)

Net Income (Loss)

As a result of the above, the Company recorded net income of $71,016 for the fiscal year ended March 31, 2012 as compared to a net loss of $127,052 for the fiscal year ended March 31, 2011.

Liquidity and Capital Resources

At March 31, 2012, the Company had working capital of $4,522,111 as compared to $4,374,523 at March 31, 2011.

During the year ended March 31, 2012, the Company had a net increase in cash of $289,240. The Company’s principal sources and uses of funds were as follows:

Cash provided by (used in) operating activities.  For the year ended March 31, 2012, the Company generated $480,495 in cash for operations as compared to using $1,395,120 in cash for the year ended March 31, 2011.  This increase is primarily attributed to the higher net income from operations, an increase in accounts payable and a decrease in accounts receivable offset partially by lower change in inventories and the liquidation of progress billings.

Cash used in investing activities. Net cash used in investing activities was $300,357 for the fiscal year ended March 31, 2012 as compared to $146,495 for the fiscal year ended March 31, 2011 due to an increase in purchases of equipment.

Cash provided by financing activities. Net cash provided by financing activities for the year ended March 31, 2012 was $109,102 as compared to $1,492,522 for the year ended March 31, 2011. The Company received proceeds of $312,683 from a life insurance policy and $124,631 from the exercise of stock options offset partially by repayment of debt and capital lease obligations associated with the move to our new facility. In fiscal year 2011, the Company raised $2.5 million in financing which was offset by financing costs and repayment to the bank of the line of credit.

At March 31, 2012 the Company’s backlog was approximately $39 million as compared to approximately $28 million at March 31, 2011. Historically, the Company obtains a substantial volume of orders which are required to be filled in less than twelve months, and, therefore, these anticipated orders are not reflected in the backlog.

In September 2010, the Company, pursuant to an agreement with BCA Mezzanine Fund LP, borrowed $2.5 million for five years. See Note 11 to the Financial Statements.

On certain government contracts, the Company can receive progress payments from the government, which allows the Company to bill and collect a portion of its incurred costs on long-term programs before shipment of units, thus helping to fund the costs of these programs.

Item 7.            Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)

With the delays on the CRAFT and TS-4530A production in the current quarter ending June 30, 2012, TIC’s cash flow has been negatively impacted. As such, the Company is exploring various alternatives to secure additional short-term financing. This includes working with the government to secure progress payments on these programs. The Company is confident that it will be able to secure the additional funding, and once shipments commence, the Company believes that it will have adequate liquidity, and backlog to fund operating plans for at least the next twelve months. Failure to secure additional financing and/or commence shipments in the near term would have a material adverse effect on our operations. Currently, the Company has no material future capital expenditure requirements.

There was no significant impact on the Company’s operations as a result of inflation for the year ended March 31, 2012.

Critical Accounting Policies

In preparing the financial statements and accounting for the underlying transactions and balances, the Company applies its accounting policies as disclosed in Note 2 of our Notes to Consolidated Financial Statements.  The Company’s accounting policies that require a higher degree of judgment and complexity used in the preparation of financial statements include:

Revenue recognition – revenues are recognized at the time of shipment to, or acceptance by customer, provided title and risk of loss are transferred to the customer.  Provisions, when appropriate, are made where the right to return exists.  In certain instances, the Company may offer the unit on trial basis. The Company does not recognize revenue until the unit has been accepted. The Company only offers product on a trial basis in rare instances, and, as such, no provision has been made at March 31, 2012 and 2011.

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

Warranty reserves – warranty reserves are based upon historical rates and specific items that are identifiable and can be estimated at time of sale.  While warranty costs have historically been within our expectations and the provisions established, future warranty costs could be in excess of our warranty reserves.  A significant increase in these costs could adversely affect operating results for the current period and any future periods these additional costs materialize.  Warranty reserves are adjusted from time to time when actual warranty claim experience differs from estimates. For the year ended March 31, 2012 warranty costs were $230,028 as compared to $107,310 for the year ended March 31, 2011.

Accounts receivable – the Company performs ongoing credit evaluations of its customers and adjusts credit limits based on customer payment and current credit worthiness, as determined by review of their current credit information.  The Company continuously monitors credits and payments from its customers and maintains provision for estimated credit losses based on its historical experience and any specific customer issues that have been identified. For the year ended March 31, 2012 approximately 66% of the Company’s sales were to the U.S. Government. While such credit losses have historically been within our expectation and the provision established, the Company cannot guarantee that it will continue to receive positive results.

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

New Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (FASB) issued ASU 2011-04, “Fair Value Measurement (ASC 820)”, to improve consistency in application of existing fair value measurement and disclosure requirements.  The standard is intended to clarify the application of the requirements, not to establish valuation standards or affect valuation practices outside of financial reporting.  The guidance was effective for interim and annual periods beginning on or after December 15, 2011.  Adoption of ASU 2011-04 did not have a material impact on the Company’s financial statements.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (ASC 220)” to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income.  The standard eliminates the current option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity.  The amendment requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  The amendment does not affect how earnings per share is calculated or presented.  The guidance was effective for interim and annual periods beginning after December 15, 2011.  Early adoption is permitted. The Company expects the adoption of this pronouncement to not have a material effect on the financial statements.

In December 2011, the FASB issued ASU 2011-11, "Disclosures about Offsetting Assets and Liabilities" ("ASU 2011-11"). ASU 2011-11 creates new disclosure requirements about the nature of an entity’s rights of offset and related arrangements associated with its financial instruments and derivative instruments. The disclosure requirements are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods therein, with retrospective application required, which will be our quarter ending June 30, 2013. The new disclosures are designed to make financial statements that are prepared under U.S. Generally Accepted Accounting Principles more comparable to those prepared under International Financial Reporting Standards. The adoption is not expected to have a material impact on our results of operations, financial position or cash flows.

With the exception of the pronouncements noted above, no other accounting standards or interpretations issued or recently adopted are expected to have a material impact on the Company’s financial position, operations or cash flows.

Item 8.            Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Tel-Instrument Electronics Corp
East Rutherford, New Jersey

We have audited the accompanying consolidated balance sheets of Tel-Instrument Electronics Corp and subsidiary (the “Company”) as of March 31, 2012 and 2011 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended March 31, 2012.  We have also audited the schedule listed in the accompanying index.  These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tel-Instrument Electronics Corp and subsidiary as of March 31, 2012 and 2011, and the results of their operations and their cash flows for each of the two years in the period ended March 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ BDO USA, LLP
     Woodbridge, New Jersey

July 16, 2012

TEL-INSTRUMENT ELECTRONICS CORP
Consolidated Balance Sheets

ASSETS	March 31, 2012	March 31, 2011
Current assets:
Cash	$413,195	$123,955
Accounts receivable, net of allowance for doubtful accounts of $35,470 and $36,670, respectively	1,694,636	2,585,619
Unbilled government receivables	1,780,381	1,466,623
Inventories, net	5,023,975	2,970,378
Prepaid expenses and other current assets	220,255	70,970
Deferred debt expense	108,321	108,321
Deferred income tax asset	1,288,631	1,131,175
Total current assets	10,529,394	8,457,041

Equipment and leasehold improvements, net	706,870	330,694
Deferred debt expense – long-term	264,784	373,105
Deferred income tax asset – non-current	948,489	1,461,664
Other assets	56,872	35,235

Total assets	$12,506,409	$10,657,739

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$542,382	$282,798
Capital lease obligations	64,675	15,685
Accounts payable	2,850,432	1,517,326
Accounts payable – related party	-	81,353
Progress billings	-	424,202
Deferred revenues – current portion	34,767	28,382
Accrued expenses - vacation pay, payroll and payroll withholdings	440,116	445,738
Accrued expenses - related parties	68,777	58,372
Accrued expenses – other	2,006,134	1,228,662

Total current liabilities	6,007,283	4,082,518

Subordinated notes payable – related parties	250,000	250,000
Capital lease obligations – long-term	149,582	-
Long-term debt, net of debt discount	1,490,302	1,979,114
Warrant liability	355,290	366,137
Deferred revenues – long-term	4,637	15,381

Total liabilities	8,257,094	6,693,150

Commitments and contingencies

Stockholders’ equity
Common stock, 4,000,000 shares authorized, par value $.10 per share, 2,684,215 and 2,646,215 shares issued and outstanding, respectively	268,421	264,621
Additional paid-in capital	5,921,441	5,711,531
Accumulated deficit	(1,940,547)	(2,011,563)

Total stockholders’ equity	4,249,315	3,964,589

Total liabilities and stockholders’ equity	$12,506,409	$10,657,739

The accompanying notes are an integral part of the consolidated financial statements.

TEL-INSTRUMENT ELECTRONICS CORP
Consolidated Statements of Operations

	For the years ended March 31,
	2012	2011

Net sales	$16,508,678	$13,540,600

Cost of sales	10,068,236	7,218,765

Gross margin	6,440,442	6,321,835

Operating expenses:
Selling, general and administrative	2,969,956	2,901,758
Engineering, research and development	2,794,478	3,256,306

Total operating expenses	5,764,434	6,158,064

Income from operations	676,008	163,771

Other income (expense):
Amortization of debt discount	(53,570)	(52,837)
Amortization of debt expense	(108,321)	(60,178)
Change in fair value of common stock warrants	10,847	(84,481)
Gain on sales of capital asset	500	3,600
Proceeds from life insurance policy	300,029	-
Interest income	616	549
Interest expense	(367,410)	(248,800)
Interest expense - related parties	(31,964)	(28,036)

Total other expense	(249,273)	(470,183)

Income (loss) before income taxes	426,735	(306,412)

Provision (benefit) for income taxes	355,719	(179,360)

Net income (loss)	$71,016	$(127,052)

Basic income (loss) per common share	$0.03	$(0.05)
Diluted income (loss) per common share	$0.02	$(0.05)

Weighted average number of shares outstanding
Basic	2,657,279	2,626,163
Diluted	2,717,820	2,626,163

The accompanying notes are an integral part of the consolidated financial statements.

TEL-INSTRUMENT ELECTRONICS CORP
Consolidated Statements of Changes in Stockholders’ Equity

	Common Stock		Additional
	# of Shares Issued	Amount	Paid-In Capital	(Accumulated Deficit)	Total

Balances at April 1, 2010	2,615,361	261,536	5,481,091	(1,884,511)	3,858,116

Net loss	-	-		(127,052)	(127,052)
Stock-based compensation	-	-	102,505	-	102,505
Issuance of new shares	7,462	746	49,254	-	50,000
Issuance of common stock in connection
with the exercise of stock options	23,392	2,339	78,681	______-	81,020

Balances at March 31, 2011	2,646,215	$264,621	$5,711,531	$(2,011,563)	$3,964,589

Stock-based compensation	-	-	89,079	-	89,079
Net Income	-	-	-	71,016	71,016
Issuance of common stock in connection
with the exercise of stock options	38,000	3,800	120,831	______-	124,631

Balances at March 31, 2012	2,684,215	$268,421	$5,921,441	$(1,940,547)	$4,249,315

The accompanying notes are an integral part of the consolidated financial statements.

TEL-INSTRUMENT ELECTRONICS CORP
Consolidated Statements of Cash Flows

	For the years ended March 31,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$71,016	$(127,052)
Adjustments to reconcile net income (loss) to net cash Provided by (used in) operating activities:
Deferred income taxes	352,219	(181,828)
Allowance for doubtful accounts	(1,200)	(3,249)
Depreciation and amortization	168,667	181,919
Amortization of debt discount	53,570	52,837
Amortization of debt expense	108,321	60,178
Change in fair value of common stock warrant	(10,847)	84,481
Provision for inventory obsolescence	21,972	35,000
Proceeds from life insurance policy	(300,029)	-
Gain on sale of asset	(500)	(3,600)
Increase in cash surrender value of life insurance	2,011	10,977
Stock-based compensation	89,079	102,505
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	892,183	(1,643,227)
(Increase) decrease in unbilled government receivables	(313,758)	24,488
Increase in inventories	(2,075,569)	(763,151)
(Increase) decrease in prepaid expenses and other	(182,087)	24,484
Increase in accounts payable	1,251,753	453,107
Decrease in deferred revenues	(4,359)	(34,473)
(Decrease) increase in accrued payroll, vacation pay & withholdings	(5,622)	25,166
Increase (decrease) in accrued expenses	787,877	(48,472)
(Decrease) increase in progress billings	(424,202)	354,790
Net cash provided by (used in) operating activities	480,495	(1,395,120)

Cash flows from investing activities:
Proceeds from sale of capital asset	500	3,600
Acquisition of equipment	(300,857)	(150,095)
Net cash used in investing activities	(300,357)	(146,495)

Cash flows from financing activities:
Proceeds from exercise of stock options	124,631	81,020
Proceeds from the issuance of new shares of common stock	-	50,000
Proceeds from long-term debt	-	2,500,000
Repayment of long-term debt	(282,798)	-
Expenses associated with long-term debt	--	(527,796)
Proceeds from borrowings from line of credit	-	400,000
Repayment of line of credit	-	(1,000,000)
Repayment of capitalized lease obligations	(45,414)	(10,702)
Proceeds from life insurance policy	312,683	-
Net cash provided by financing activities	109,102	1,492,522

Net increase (decrease) in cash	289,240	(49,093)
Cash, beginning of year	123,955	173,048
Cash, end of year	$413,195	$123,955

Supplemental cash flow information:
Taxes paid	$1,542	$-
Interest paid	$359,248	$223,097
Supplemental non-cash information
Warrants issued in conjunction with long-term debt	$-	$267,869
Capitalized lease obligations	$243,986	$26,387

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

Revenues for repairs and calibrations of the Company’s products represent 7.4% and 10.1% of revenues for the years ended March 31, 2012 and 2011, respectively. These revenues are for units that are periodically returned for annual calibrations and/or for repairs after the warranty period has expired. The Company does not recognize any revenue from repairs and calibrations when the units are originally shipped. Revenues on repairs and calibrations are recognized at time the repaired or calibrated unit is shipped as it is at this time that the work is completed. The Company’s terms are F.O.B. Plant, and as such, delivery has occurred, and revenue recognized, when picked up and acknowledged by a common carrier.

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

Fair Value of Financial Instruments:

The Company estimates that the fair value of all financial instruments at March 31, 2012 and March 31, 2011, as defined in Financial Accounting Standards Board (“FASB”) ASC 825 “Financial Instruments”, does not differ materially, except for the items discussed below, from the aggregate carrying values of its financial instruments recorded in the accompanying consolidated balance sheets. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value.

The carrying amounts reported in the consolidated balance sheets as of March 31, 2012 and March 31, 2011 for cash, accounts receivable and accounts payable approximate the fair value because of the immediate or short-term maturity of these financial instruments.  Each reporting period we evaluate market conditions including available interest rates, credit spreads relative to our credit rating and liquidity in estimating the fair value of our debt. After considering such market conditions, we estimate that the fair value of debt approximates its carrying value.

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

Accounts Receivable: The Company’s avionics customer base is primarily comprised of airlines, distributors, and the U.S. Government. As of March 31, 2012, the Company believes it has no significant risk related to its concentration within its accounts receivable.

Unbilled Government Receivables:

Unbilled government receivables represent unbilled costs primarily related to revenues on our long-term ITATS contract that have been recognized on a percentage-of-completion basis for accounting purposes, but not yet billed to customers. This amount is offset partially by performance-based billings and progress billings that are charged as an offset to the related receivables balance.

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

Advertising Expenses:

Advertising expenses consist primarily of costs for direct advertising. The Company expenses all advertising costs as incurred, and classifies these costs under selling, general and administrative expenses.  Advertising costs amounted to $200 for the years ended March 31, 2012 and 2011, respectively.

Deferred Revenues:

Amounts billed in advance of the period in which the service is rendered or product delivered are recorded as deferred revenue.  At March 31, 2012 and 2011, deferred revenues totaled $39,404 and $43,763, respectively. See above for additional information regarding our revenue recognition policies.

Net Income (Loss) Per Common Share:

Basic net income (loss) per share attributable to common stockholders is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period.  Diluted income per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period, including common stock equivalents, such as stock options and warrants using the treasury stock method.  Diluted loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period and excludes the anti-dilutive effects of common stock equivalents.

Accounting for Income Taxes:

The Company accounts for income taxes using the asset and liability method described in FASB ASC 740, “Income Taxes”. Deferred tax assets arise from a variety of sources, the most significant being: a) tax losses that can be carried forward to be utilized against profits in future years; b) expenses recognized for financial reporting purposes but disallowed in the tax return until the associated cash flow occurs; and c) valuation changes of assets which need to be tax effected for book purposes but are deductible only when the valuation change is realized.

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

Interest and penalties related to income tax matters, if applicable, will be recognized as income tax expense. During the years ended March 31, 2012 and 2011 the Company did not incur any expense related to interest or penalties for income tax matters, and no such amounts were accrued as of March 31, 2012 and 2011.

TEL-INSTRUMENT ELECTRONICS CORP

Notes To Consolidated Financial Statements (Continued)

2.                     Summary of Significant Accounting Policies (continued)

Stock-based Compensation:

The Company adopted the FASB ASC 718, “Compensation – Stock Compensation”, utilizing the modified prospective method. FASB ASC 718 requires the measurement of stock-based compensation based on the fair value of the award on the date of grant. Under the modified prospective method, the provisions of FASB ASC 718 apply to all awards granted after the date of adoption, April 1, 2006. The Company recognizes compensation cost on awards on a straight-line basis over the vesting period, typically four years. The Company estimates the fair value of each option granted using the Black-Scholes option-pricing model.

Additional information and disclosure are provided in Note 15.

Long-Lived Assets:

The Company assesses the recoverability of the carrying value of its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future, undiscounted cash flows expected to be generated by an asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. No impairment losses have been recognized for the years ended March 31, 2012 and 2011, respectively.

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

Accounts Receivable:

The Company performs ongoing credit evaluations of its customers and adjusts credit limits based on customer payment and current credit worthiness, as determined by review of their current credit information.  The Company continuously monitors credit limits for and payments from its customers and maintains provision for estimated credit losses based on its

TEL-INSTRUMENT ELECTRONICS CORP

Notes To Consolidated Financial Statements (Continued)

2.                     Summary of Significant Accounting Policies (continued)

Accounts Receivable (continued):

historical experience and any specific customer issues that have been identified.  While such credit losses have historically been within the Company’s expectation and the provision established, the Company cannot guarantee that this will continue.

Warranty Reserves:

Warranty reserves are based upon historical rates and specific items that are identifiable and can be estimated at time of sale.  While warranty costs have historically been within the Company’s expectations and the provisions established, future warranty costs could be in excess of the Company’s warranty reserves.  A significant increase in these costs could adversely affect the Company’s operating results for the period and the periods these additional costs materialize.  Warranty reserves are adjusted from time to time when actual warranty claim experience differs from estimates. For the year ended March 31, 2012 warranty costs were $230,028 as compared to $107,310 for the year ended March 31, 2011. These warranty reserves are included in Accrued Expenses – other in the accompanying balance sheets.

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

New Accounting Pronouncements:

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820)”, to improve consistency in application of existing fair value measurement and disclosure requirements.  The standard is intended to clarify the application of the requirements, not to establish valuation standards or affect valuation practices outside of financial reporting.  The guidance was effective for interim and annual periods beginning on or after December 15, 2011.  Adoption of ASU 2011-04 did not have a material impact on the Company’s financial statements.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220)”, to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income.  The standard eliminates the current option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity.  The amendment requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  The amendment does not affect how earnings per share is calculated or presented.  The guidance was effective for interim and annual periods beginning after December 15, 2011.  Early adoption is permitted. The Company expects the adoption of this pronouncement to not have a material effect on the financial statements.

TEL-INSTRUMENT ELECTRONICS CORP

Notes To Consolidated Financial Statements (Continued)

2.                     Summary of Significant Accounting Policies (continued)

New Accounting Pronouncements (continued):

In December 2011, the FASB issued ASU 2011-11, "Disclosures about Offsetting Assets and Liabilities" ("ASU 2011-11"). ASU 2011-11 creates new disclosure requirements about the nature of an entity’s rights of offset and related arrangements associated with its financial instruments and derivative instruments. The disclosure requirements are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods therein, with retrospective application required, which will be our quarter ending June 30, 2013. The new disclosures are designed to make financial statements that are prepared under U.S. Generally Accepted Accounting Principles more comparable to those prepared under International Financial Reporting Standards. The adoption is not expected to have a material impact on our results of operations, financial position or cash flows.

With the exception of the pronouncements noted above, no other accounting standards or interpretations issued or recently adopted are expected to have a material impact on the Company’s financial position, operations or cash flows.

3.                     Accounts Receivable

The following table sets forth the components of accounts receivable:

	March 31,
	2012	2011
Government	$1,272,436	$2,344,438
Commercial	457,670	277,851
Less: Allowance for doubtful accounts	(35,470)	(36,670)
	$1,694,636	$2,585,619

TEL-INSTRUMENT ELECTRONICS CORP

Notes To Consolidated Financial Statements (Continued)

4.                     Inventories

Inventories consist of:

	March 31,
	2012	2011
Purchased parts	$3,452,832	$2,119,957
Work-in-process	1,725,395	1,184,812
Finished goods	45,748	110,609
Less: Allowance for obsolete inventory	(200,000)	(445,000)
	$5,023,975	$2,970,378

Work-in-process inventory includes $1,231,751 and $1,161,915 for government contracts at March 31, 2012 and 2011, respectively.

5.                     Equipment and Leasehold Improvements

Equipment and leasehold improvements consist of the following:

	March 31,
	2012	2011

Leasehold Improvements	$92,663	$517,111
Machinery and equipment	1,407,096	1,761,478
Automobiles	4,741	16,514
Sales equipment	561,571	579,484
Assets under capitalized leases	610,995	394,010
Less: Accumulated depreciation & amortization	(1,970,196)	(2,937,903)

	$706,870	$330,694

Depreciation and amortization expense related to the assets above for the years ended March 31, 2012 and 2011 was $168,667 and $181,919 respectively.

6.                     Life Insurance Policies

The Company had obtained life insurance policies for which it has been named owner and beneficiary on behalf of its previous Chairman of the Board and Chief Executive Officer. As of March 31, 2011 the face value of these policies amounted to approximately $800,000. At March 31, 2011, the Company had borrowed and accrued interest of approximately $418,000 against the cash surrender value of these policies. The amount of the loans has been offset against the cash surrender value of these policies. During the year ended March 31, 2012, the Company recorded a gain of $300,029 from proceeds from these insurance policies. As of March 31, 2012 and 2011, the net cash surrender value of these policies is $-0- and $14,666, respectively. This amount was included in other assets in the accompanying balance sheet as of March 31, 2011.

TEL-INSTRUMENT ELECTRONICS CORP

Notes To Consolidated Financial Statements (Continued)

7.                     Accounts Payable and Accrued Expenses

Accounts payable – related party includes professional fees to a non-employee officer and stockholder in the amount of $81,353 at March 31, 2011.

Accrued vacation pay, deferred wages, payroll and payroll withholdings consist of the following:

	March 31,
	2012	2011

Accrued vacation pay	$269,490	$296,443
Accrued payroll and payroll withholdings	170,626	149,295

	$440,116	$445,738

Accrued vacation pay, payroll and payroll withholdings includes $28,421 and $97,058 at March 31, 2012 and 2011, respectively, which is due to officers.

Accrued expenses - other consist of the following:

	March 31,
	2012	2011

Accrued consulting	$50	$83,918
Accrued outside contractor costs	1,178,232	843,228
Accrued commissions	148,731	145,229
Warranty Reserve	271,629	104,241
Accrued – other	407,492	52,046

	$2,006,134	$1,228,662

Accrued expenses – related parties consists of the following:

	March 31,
	2012	2011

Professional fees to non-employee officer and stockholder	$-	$23,510
Interest and other expenses due to the estate of the Company’s previous Chairman	31,518	15,536
Interest and other expenses due to the Company’s President/CEO	37,259	19,326

	$68,777	$58,372

TEL-INSTRUMENT ELECTRONICS CORP

Notes To Consolidated Financial Statements (Continued)

8.                     Line of Credit
The Company had a line of credit from a bank. The agreement included a borrowing base calculation tied to accounts receivable and inventories with a maximum availability of $1,000,000. Interest on outstanding balances was payable monthly at an annual interest rate that was two percentage points (2%) above the lender’s prevailing base rate. The line was collateralized by substantially all of the assets of the Company.  The credit facility required the Company to maintain certain financial covenants. The Company maintained compliance with all financial covenants. In September 2010, the Company used a portion of the loan proceeds from BCA Mezzanine Fund LLP (“BCA”) (see Note 11) to repay the bank loan and any accrued interest to terminate this line of credit. As of March 31, 2012 and 2011, there was no outstanding balance and no available credit line.

9.                     Income Taxes

Income tax provision (benefit):

	Fiscal Year Ended
	March 31,	March 31,
	2012	2011
Current:
Federal	$-	$-
State and local	3,500	2,468

Total current tax provision	3,500	2,468

Deferred:
Federal	(32,698)	(67,859)
State and local	384,917	(113,969)

Total deferred tax provision (benefit)	352,219	(181,828)

Total provision (benefit)	$355,719	$(179,360)

The state and local deferred tax provision was increased for the year ended March 31, 2012 as a result of a change in New Jersey tax law which, in substance, lowered the New Jersey tax rate, which resulted in lowering the carrying value of the net deferred tax assets by $394,604.

TEL-INSTRUMENT ELECTRONICS CORP

Notes To Consolidated Financial Statements (Continued)

9.                     Income Taxes (Continued)

The components of the Company’s deferred taxes at March 31, 2012 and 2011 are as follows:

	March 31,	March 31,
	2012	2011
Deferred tax assets:
Net operating loss carryforwards	$1,761,000	$1,920,000
Tax credits	239,000	254,000
Allowance for doubtful accounts	13,000	14,000
Reserve for inventory obsolescence	72,000	178,000
Inventory capitalization	92,000	62,000
Deferred payroll and accrued interest	16,000	13,000
Vacation accrual	96,000	118,000
Warranty reserve	97,000	42,000
Deferred revenues	9,000	12,000
Stock options	29,000	23,000
Non-compete agreement	17,000	19,000
Depreciation	(154,000)	8,000
Deferred tax asset	2,287,000	2,663,000
Less valuation allowance	50,000	70,000

Deferred tax asset, net	$2,237,000	$2,593,000

Deferred tax asset – current	$1,289,000	$1,131,000
Deferred tax asset – long-term	948,000	1,462,000
Total	$2,237,000	$2,593,000

TEL-INSTRUMENT ELECTRONICS CORP

Notes To Consolidated Financial Statements (Continued)

9.                     Income Taxes (Continued)

The recognized deferred tax asset is based upon the expected utilization of its benefit from future taxable income. The Company has federal net operating loss (“NOL”) carryforwards of approximately $4,837,000 March 31, 2012, of which approximately $225,000 is subject to limitations under Section 382 of the Internal Revenue Code. These carryforward losses are available to offset future taxable income, and begin to expire in the year 2024. A valuation allowance has been recorded against certain NJ State NOL carryforwards, which total approximately $4,754,000 March 31, 2012, since management does not believe that the realization of these NOL’s is more likely than not. NJ NOL carryforwards expire in 7 years, and certain of these amounts begin to expire in 2013.

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

A reconciliation of the income tax provision (benefit) at the statutory Federal tax rate of 34% to the income tax provision (benefit) recognized in the financial statements is as follows:

	March 31,	March 31,
	2012	2011

Income tax provision (benefit) – statutory rate	$145,088	$(104,180)
Income tax expenses – state and local, net of federal benefit benefit	256,355	(73,591)
Permanent items	(82,578)	69,015
Research credits	(18,057)	(71,540)
True-up of prior years deferred taxes	57,277	-
Other	(2,366)	936

Income tax provision (benefit)	$355,719	$(179,360)

 TEL-INSTRUMENT ELECTRONICS CORP

Notes To Consolidated Financial Statements (Continued)

10.                   Subordinated Notes – Related Party

On February 22, 2010 the Company borrowed $250,000 in exchange for issuing Subordinated Notes to each of two Executive Officers and Directors in the amount of $125,000. Each officer and director also received 5,000 stock options at $8.00 per share, the market price at the date of grant. In September 2010, these officers/directors entered into an Intercreditor and Subordination agreement which subordinated their loans to the BCA Loan Agreement (see Note 11 to Notes to Consolidated Financial Statements).  The notes were to become due April 1, 2011 with an interest rate of 1% per month, payable on a monthly basis within 14 days of the end of each month. The Intercreditor  and Subordination Agreement amongst the parties precludes the payment of principal or interest under these subordinated notes unless and until the Senior Obligations have been paid in full or without the express written consent of Senior Lender.  The Subordinated Note Holders agree that the Company’s failure to pay the monthly interest amounts pursuant to the terms of the February 22, 2010 Subordinated Notes will not constitute an event of default on the Notes if the Company is precluded from making these payments pursuant to the limitations included in the loan agreement with BCA. During fiscal year 2012, the Company’s Chairman, at the time, passed away. His surviving spouse has retained this Subordinated Note and continues to acknowledge the terms. Interest expense amounted to $31,964 and $28,036 for the years ended March 31, 2012 and 2011, respectively.

In connection with the stock options issued in conjunction with this debt the Company recorded a debt discount of $25,000. For the years ended March 31, 2011, the Company recorded amortization of debt discount in the amounts of $23,077. No amortization of debt discount was recognized for the year ended March 31, 2012. As of March 31, 2012 and 2011, the Company had unamortized discount of $-0-.

11.                   Long-Term Debt

In September 2010 the Company entered into an agreement with BCA Mezzanine Fund LLP (“BCA”) to loan the Company $2.5 million in the form of a Promissory Note (“the “Note”). The Company incurred expenses of $541,604 in connection with this loan, including legal fees, investment banking fees and other transaction fees. These expenses are included as deferred debt expense in the accompanying balance sheets, and these expenses are being amortized over the term of the loan. For the years ended March 31, 2012 and 2011, the Company recorded amortization of debt expense in the amount of $108,321 and $60,178, respectively. As of March 31, 2012, the Company had unamortized deferred debt expense in the amount of $373,105 of which $108,321 is classified as a current asset and $264,784 as long-term.  As of March 31, 2011, the Company had unamortized deferred debt expense in the amount of $481,426 of which $108,321 is classified as a current asset and $373,105 as long-term.

In connection with the warrants issued in conjunction with this debt the Company recorded a debt discount of $267,848. The debt discount is being amortized over the life of the loan. For the years ended March 31, 2012 and 2011, the Company recorded amortization of debt discount in the amount of $53,570 and 29,761, respectively.  As of March 31, 2012 and 2011, the Company had unamortized discount of $184,518 and $238,087, respectively, and are classified as a reduction of long-term debt in the accompanying balance sheets.

TEL-INSTRUMENT ELECTRONICS CORP

Notes To Consolidated Financial Statements (Continued)

11.                   Long-Term Debt (continued)

The features of the note are as follows:

1.     The Note has a term of five (5) years with an annual interest rate of 14% on the outstanding principal amount. Payments for the first year are interest only and amounted to $28,762 monthly, and after the first year the Company will make monthly payments of approximately $69,000 for the remaining term of the loan.

2.     The Company issued BCA  a nine-year warrant for 136,090 shares, based upon 4.5% of the fully –diluted outstanding shares of the Company’s common stock at $6.70 per share, the average closing price over the three days preceding the loan closing on the NYSE-Amex Exchange. In the event of specific major corporate events or the maturity of the five-year loan, BCA can require the Company to purchase the warrant and warrant shares at the higher of the then Exchange market price less the share exercise price, in the case of the warrant, or five times operating income per share. In connection with the warrant issued in conjunction with this debt, the Company recorded a debt discount (see above) and warrant liability, which will be marked to fair value at the end of each period (see Note 19 to Notes to the Consolidated Financial Statements). The debt discount is being amortized over the life of the loan.

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

7.    The BCA notes contain a number of affirmative and negative covenants which could restrict our operations.  For the quarter ended March 31, 2012, the Company was not in compliance with five covenants related to EBITDA and maintaining agreed upon financial ratios for fixed charges, total leverage, and debt service as well as a requirement for capital expenditures. However, in July 2012 the Company received a waiver from BCA for each of the above mentioned covenants.

8.     The Company and BCA have amended certain provisions to ease some restrictions.

The annual maturities of long-term debt for the five fiscal years subsequent to March 31, 2012 are as follows:

2013	$542,382
2014	624,582
2015	719,238
2016	331,000

Total	$2,217,202

12.                   Commitments

The Company relocated it operations to a more modern facility that is approximately 40% larger than our previous facility in October 2011. The Company leases this space under an operating lease agreement which expires July 31, 2016. The Company also has an option to renew this lease for an additional 5 years after expiration. Under terms of the lease, the Company is also responsible for its proportionate share of the additional rent to include, all real estate taxes, insurance, snow removal, landscaping and other building charges. The Company is also responsible for the utility costs for the premises.

In addition, the Company has agreements to lease equipment for use in the operations of the business under operating leases.

TEL-INSTRUMENT ELECTRONICS CORP

Notes To Consolidated Financial Statements (Continued)

12.                   Commitments (continued)

The following is a schedule of approximate future minimum rental payments for operating leases subsequent to the year ended March 31, 2012.

Years Ended March 31,
2013	$269,440
2014	261,145
2015	258,518
2016	254,840
2017	84,947
$1,128,890
Total rent expense, including real estate taxes, was approximately $326,000 and $292,000 for the years ended March 31, 2012 and 2011, respectively.

The Company sponsors a 401k Plan in which employee contributions on a pre-tax basis are supplemented by matching contributions by the Company. The Company charged to operations $24,992 and $25,929 as its matching contribution to the Company’s 401k Plan for the years ended March 31, 2012 and 2011, respectively.

13.                   Capitalized Lease Obligations

The Company has entered into lease commitments for furniture and equipment that meet the requirements for capitalization. The equipment has been capitalized and shown in equipment and leasehold improvements in the accompanying balance sheets.  The related obligations are also recorded in the accompanying balance sheets and are based upon the present value of the future minimum lease payments with interest rates ranging from 12% to 15%.  The net book value of equipment acquired under capitalized lease obligations amounted to $248,611 at March 31, 2012. There were no new capital lease obligations during 2011.  As of March 31, 2012, accumulated amortization under capital leases was $362,384.

At March 31, 2012, future payments under capital leases are as follows over each of the next five fiscal years:

2013	$91,335
2014	91,335
2015	59,590
2016	18,685
2017	4,668
Total minimum lease payments	265,613
Less amounts representing interest	(51,356)
Present value of net minimum lease payments	214,257
Less current portion	(64,675)
Long-term capital lease obligation	$149,582

TEL-INSTRUMENT ELECTRONICS CORP

Notes To Consolidated Financial Statements (Continued)

14.                   Significant Customer Concentrations

For the years ended March 31, 2012 and 2011, sales to the U.S. Government represented approximately 66% and 70%, respectively of avionics net sales.  No other individual customer represented over 10% of net sales for these years.  No customer or distributor accounted for more than 10% of commercial or government net sales.

Foreign net sales were $1,732,227 and $1,869,455 for the years ended March 31, 2012 and 2011, respectively.  All other sales were to customers located in the U.S. The following table presents net sales by U.S. and foreign countries:

	2012	2011
United States	$14,776,451	$11,671,145
Foreign countries	1,732,227	1,869,455
Total	$16,508,678	$13,540,600

Net sales from any single foreign country did not comprise more than 10% of consolidated net sales. The Company had no assets outside the United States.

As of March 31, 2012 and 2011, one individual customer balance represented 42% and 14%, respectively, of the Company’s outstanding accounts receivable. Receivables from the U.S. Government represented approximately 24% and 61%, respectively, of total receivables at March 31, 2012 and 2011, respectively.

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

TEL-INSTRUMENT ELECTRONICS CORP

Notes To Consolidated Financial Statements (Continued)

15.                   Stock Option Plan (continued)

The fair value of each option awarded is estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table. Expected volatilities are based on historical volatility of the Company’s stock. The expected life of the options granted represents the period of time from date of grant to expiration (5 years). The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant. The per share weighted-average fair value of stock options granted for the years ended March 31, 2012 and 2011 was $2.42 and $2.77, respectively, on the date of grant using the Black Scholes option-pricing model with the following assumptions:

Year	Dividend Yield	Risk-free Interest rate	Volatility	Life
2012	0.0%	0.86%-1.08%	36.07% - 36.63%	5 years
2011	0.0%	1.23%-2.31%	39.84% - 41.15%	5 years

A summary of the status of the Company’s stock option plans for the fiscal years ended March 31, 2012 and 2011 and changes during the years are presented below: (in number of options):

	Number of Options	Average Exercise Price	Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding options at April 1, 2010	272,000	$3.88
Options granted	55,000	$7.26
Options exercised	(23,392)	$3.46
Options canceled/forfeited	(54,758)	$3.79

Outstanding options at March 31, 2011	248,850	$4.69	2.5 years	$735,889
Options granted	18,000	$7.28
Options exercised	(38,000)	$3.28
Options canceled/forfeited	(27,750)	$5.04

Outstanding options at March 31, 2012	201,100	$5.14	2.1 years	$321,114
Vested Options:
March 31, 2012:	119,760	$4.29	1.3 years	$263,099
March 31, 2011:	125,090	$3.72	1.6 years	$464,974

Remaining options available for grant were 171,578 and 164,328 as of March 31, 2012 and 2011, respectively.

The total intrinsic value of options exercised during the years ended March 31, 2012 and 2011 was $127,154 and $118,621, respectively. Cash received from the exercise of stock options for the years ended March 31, 2012 and 2011 was $124,631 and $81,020, respectively.

For the years ended March 31, 2012 and 2011, the unamortized compensation expense for stock options was $164,686 and $225,580, respectively. Unamortized compensation expense is expected to be recognized over a weighted-average period of 3 years.

Additionally, at March 31, 2012 the Company has individual employment agreements with twelve individuals which provide for the grant of 43,500 stock options with a weighted average exercise of $4.76 per share.  These employee contracts have been approved by the directors, and were included as consideration for their employment but were not individually approved by shareholders. Since these options were granted under the Stock Option Plans, they are included in the 201,100 shares outstanding at March 31, 2012.

TEL-INSTRUMENT ELECTRONICS CORP

Notes To Consolidated Financial Statements (Continued)

15.                   Stock Option Plan (continued)

A summary of the Company’s non-vested shares as of March 31, 2012, and changes during the year ended March 31, 2012 is presented below:

Non-vested Shares	Shares	Weighted-Average Grant-Date Fair value

Non-vested at April 1, 2011	123,760	$5.67
Granted	18,000	$7.28
Vested	(42,920)	$4.78
Forfeited	(17,500)	$6.15
Non-vested at March 31, 2012	81,340	$6.40

The compensation cost that has been charged was $89,079 and $102,505 for the fiscal years ended March 31, 2012 and 2011, respectively. The total income tax benefit recognized in the statement of operations for share-based compensation arrangements was $8,797 and $10,188 for the fiscal years ended March 31, 2012 and 2011, respectively, and relates to the compensation cost associated with non-qualified stock options

16.                   Net Diluted Income (Loss) Per Share

Net income (loss) per share has been computed according to FASB ASC 260, “Earnings per Share,” which requires a dual presentation of basic and diluted earnings (loss) per share (“EPS”). Basic EPS represents net income (loss) divided by the weighted average number of common shares outstanding during a reporting period. Diluted EPS reflects the potential dilution that could occur if securities, including warrants and options, were converted into common stock. The dilutive effect of outstanding warrants and options is reflected in earnings per share by use of the treasury stock method. In applying the treasury stock method for stock-based compensation arrangements, the assumed proceeds are computed as the sum of the amount the employee must pay upon exercise and the amounts of average unrecognized compensation costs attributed to future services.

	March 31, 2012	March 31, 2011
Basic net income (loss) per share computation:
Net income (loss)	$71,016	$(127,052)
Weighted-average common shares outstanding	2,657,279	2,626,163
Basic net income (loss) per share	$0.03	$(0.05)
Diluted net income (loss) per share computation
Net income (loss), excluding gain on change in fair value of stock warrants	$60,169	$(127,052)
Weighted-average common shares outstanding	2,657,279	2,626,163
Incremental shares attributable to the assumed exercise of outstanding stock options and warrants	60,541	-
Total adjusted weighted-average shares	2,717,820	2,626,163
Diluted net income (loss) per share	$0.02	$(0.05)

For the year ended March 31, 2012 and 2011 respectively, 51,500 and 1,500 shares were excluded from the calculation of diluted loss per share because of their anti-dilutive effects.

TEL-INSTRUMENT ELECTRONICS CORP

Notes To Consolidated Financial Statements (Continued)

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

The table below presents information about reportable segments for the years ended March 31:

2012	Avionics Government	Avionics Commercial	Avionics Total	Corporate/ Reconciling Items	Total
Net sales	$14,013,807	$2,494,871	$16,508,678	$-	$16,508,678
Cost of Sales	8,424,141	1,644,095	10,068,236	-	10,068,236

Gross Margin	5,589,666	850,776	6,440,442	-	6,440,442

Engineering, research, and development			2,794,478		2,794,478
Selling, general, and admin.			1,488,114	1,481,842	2,969,956
Amortization of debt discount			-	53,570	53,570
Amortization of debt expense			-	108,321	108,321
Change in fair value of common stock warrant			-	(10,847)	(10,847)
Gain on sale of asset			-	(500)	(500)
Proceeds from life insurance			-	(300,029)	(300,029)
Interest expense, net			-	398,758	398,758
			4,282,592	1,731,115	6,013,707
Income (loss) before income taxes			$2,157,850	$(1,731,115)	$426,735

Segment Assets	$7,743,372	$755,620	$8,498,992	$4,007,417	$12,506,409

TEL-INSTRUMENT ELECTRONICS CORP

Notes To Consolidated Financial Statements (Continued)

17.                   Segment Information (continued)

2011	Avionics Government	Avionics Commercial	Avionics Total	Corporate/ Reconciling Items	Total
Net sales	$10,951,159	$2,589,441	$13,540,600	$-	$13,540,600
Cost of Sales	5,667,799	1,550,966	7,218,765	-	7,218,765

Gross Margin	5,283,360	1,038,475	6,321,835	-	6,321,835

Engineering, research, and development			3,256,306		3,256,306
Selling, general, and admin.			1,427,156	1,474,602	2,901,758
Amortization of debt discount			-	52,838	52,838
Amortization of debt expense			-	60,178	60,178
Change in fair value of common stock warrant			-	84,481	84,481
Gain on sale of asset			-	(3,600)	(3,600)
Interest expense, net			-	276,286	276,286
			4,683,462	1,944,785	6,628,247
Income (loss) before income taxes			$1,638,373	$(1,944,785)	$(306,412)

Segment Assets	$6,724,010	$298,610	$7,022,620	$3,635,119	$10,657,739

18.                   Quarterly Results of Operations (Unaudited)

Quarterly consolidated data for the years ended March 31, 2012 and 2011 is as follows:

	Quarter Ended
FY 2012	June 30	September 30	December 31	March 31
	(restated)
Net sales	$3,990,211	$3,674,354	$3,673,235	$5,170,878
Gross margin	1,861,631	1,483,227	1,445,379	1,650,205
Income before taxes	202,138	105,220	75,142	44,235
Net income (loss) (1)	(80,795)	103,316	97,431	(48,936)
Basic income (loss) per share (1)	(0.03)	0.04	0.04	(0.02)
Diluted income (loss) per share (1)	(0.03)	0.04	0.04	(0.02)

	Quarter Ended
FY 2011	June 30	September 30	December 31	March 31

Net sales	$2,455,280	$3,055,933	$4,261,222	$3,768,165
Gross margin	1,082,380	1,469,235	1,866,016	1,904,204
Income (loss) before taxes	(458,637)	(146,342)	134,397	164,170
Net income (loss)	(275,412)	(87,994)	29,012	207,342
Basic and diluted income (loss) per share	(0.11)	(0.03)	0.01	0.08

(1) The state and local deferred tax provision was increased for the year ended March 31, 2012 as a result of a change in New Jersey tax law which, in substance, lowered the New Jersey tax rate, which resulted in lowering the carrying value of the New Jersey net deferred tax assets and net income by $394,604 and $256,644, respectively. The New Jersey tax law change was effective for the first quarter of fiscal year 2012, ending June 30, 2011. As such, the above table has reflected the adjustment to net income in the first quarter of fiscal year 2012. Such adjustment to net income also lowered the basic and diluted income (loss) per share to ($0.03) from $0.07 and $0.06, respectively. The change has also been reported on Form 8-K. The Company did not lose any future benefit, and the result is such that the Company will have lower NJ tax expense in the future.

TEL-INSTRUMENT ELECTRONICS CORP

Notes To Consolidated Financial Statements (Continued)

19.                   Fair Value Measurements

FASB ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and prescribes disclosures about fair value measurements.

As defined in ASC 820, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. The Company classifies fair value balances based on the observability of those inputs. ASC 820 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurement).

The three levels of the fair value hierarchy defined by ASC 820 are as follows:

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as of March 31, 2012 and March 31, 2011. As required by FASB ASC 820, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

March 31, 2012	Level I	Level II	Level III	Total

Warrant Liability	-	-	355,290	355,290
Total Liabilities	$-	$-	$355,290	$355,290

March 31, 2011	Level I	Level II	Level III	Total

Warrant Liability	-	-	366,137	366,137
Total Liabilities	$-	$-	$366,137	$366,137

The guidance in ASC 815, “Derivatives and Hedging”, requires that we mark the value of our warrant liability (see Note 11) to market and recognize the change in valuation in our statement of operations each reporting period. Determining the warrant liability to be recorded requires us to develop estimates to be used in calculating the fair value of the warrant. The fair value of the warrant is calculated using the Black-Scholes valuation model.

TEL-INSTRUMENT ELECTRONICS CORP

Notes To Consolidated Financial Statements (Continued)

19.                   Fair Value Measurements (continued)

The following table provides a summary of the changes in fair value of our Level 3 financial liabilities for the years ended March 31, 2012 and 2011 as well as the unrealized gains or losses included in income.

	March 31, 2012	March 31, 2011
Fair value, at beginning of period	$366,137	$-

New issuances	-	281,656
Net change in unrealized (gain) loss	(10,847)	84,481

Fair value, at end of period	$355,290	$366,137

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

	At Inception	March 31, 2011	March 31, 2012
Risk free interest rate	2.81%	3.47%	2.23%
Expected life in years	9	8.45	7.45
Expected volatility	28.51%	29.11%	53.19%
Fair market value	$6.70 per share	$7.63 per share	$6.33 per share
Exercise price	$6.70 per share	$6.70 per share	$6.70 per share
Warrant liability	$281,656	$366,137	$355,290

The volatility calculation was based on the 27 months of the Company’s stock price prior to the measurement date, utilizing January 1, 2010 as the initial period, as the Company believes that this is the best indicator of future performance. The source of the risk free interest rate is the US Treasury rate related to 10 year notes. The exercise price is per the agreement, the fair market value is the closing price of our stock on the date of measurement, and the expected life is based on management’s current estimate of when the warrants will be exercised. All inputs to the Black-Scholes options model are evaluated each reporting period.

TEL-INSTRUMENT ELECTRONICS CORP

Notes To Consolidated Financial Statements (Continued)

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

In December 2009, the Kansas court dismissed the Aeroflex civil suit against the Company. While this decision was based on jurisdictional issues, the ruling did note that Aeroflex, after discovery proceedings, did not provide any evidence that Tel or its employees misappropriated Aeroflex trade secrets. The Kansas ruling also referenced the Army’s findings, in its response to the General Accountability Office (“GAO”), which rejected Aeroflex’s claims and determined that Tel used its own proprietary technology on this program. Aeroflex has elected to appeal this Kansas decision and has agreed to stay any action against the two former employees until a decision is reached. The appeal was argued in the Kansas Supreme Court in January 2011.

In May 2012, the Kansas Supreme Court reversed the decision of the lower court only as regards to jurisdiction. Tel continues to remain confident as to the outcome of this litigation.

TEL-INSRUMENT ELECTRONICS CORP

Schedule II - Valuation and Qualifying Accounts

Description	Balance at Beginning of the Year	Charged to Costs and Expenses	Deductions		Balance at End of the Year

Year ended March 31, 2012:
Allowance for doubtful Accounts	$36,670	$-	(1,200)		$35,470

Allowance for obsolete Inventory	$445,000	$21,972	$(266,972	) (1)	$200,000

Year ended March 31, 2011:
Allowance for doubtful Accounts	$39,919	$-	(3,249)		$36,670

Allowance for obsolete Inventory	$410,000	$35,000	-		$445,000

(1) Deductions represent inventories written-off.

Item 9.            Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.         Controls and Procedures

Evaluation of disclosure controls and procedures.

As of March 31, 2012, management performed, with the participation of our Chief Executive Officer and Principal Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934.  Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosures.   Based on the evaluation required by Rule 13a-15(b) under the Securities Exchange Act of 1934, our Chief Executive Officer and Principal Financial Officer concluded that as of March 31, 2012, such disclosure controls and procedures were not effective.

Management’s Annual Report on Internal Control over Financial Reporting

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

Management has conducted, with the participation of our Chief Executive Officer and our Principal Accounting Officer, an assessment of the effectiveness of our internal control over financial reporting as of March 31, 2012.  Management’s assessment of internal control over financial reporting used the criteria set forth in SEC Release 33-8810 based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control over Financial Reporting – Guidance for Smaller Public Companies. Based on this evaluation, Management concluded that our system of internal control over financial reporting was not effective as of March 31, 2012 due to the material weakness discussed below.

Item 9A.         Controls and Procedures (continued)

Management’s Annual Report on Internal Control over Financial Reporting (continued)

Our Chief Executive Officer and Principal Accounting Officer concluded that as of March 31, 2012 that the Company did not maintain a sufficient level of resources related to tax accounting thus contributing to a material weakness in internal control. In connection with the preparation of the Company’s financial statements for the fiscal year ended March 31, 2012, the Company re-evaluated certain accounting policies and procedures relating to taxes and determined that it had not properly accounted for a change in the New Jersey tax law N.J.S.A. 54:10A. Such change, lowered the Company’s New Jersey tax rate, resulting in lowering the carrying value of the New Jersey net deferred tax assets and increasing the tax provision by $256,644. Such change should have been recorded during the period ended June 30, 2011. The change did not cause the Company to lose any future benefit, and the result is such that the Company will have lower New Jersey tax expenses in the future.  Please see Report on Form 8-K filed with the SEC on July 13, 2012.

Notwithstanding the material weakness in accounting for income taxes, management believes that the consolidated financial statements which are included in this Annual Report on Form 10-K fairly present, in all material respects, the financial position of the Company at March 31, 2012 and 2011 and their consolidated results of operations and cash flows for each of the two years in the period ended March 31, 2012 in conformity with U.S. generally accepted accounting principles.

Material Weakness and Related Remediation Initiatives

Through the efforts of management, external consultants, and our Audit Committee, we are currently in the process of executing a plan of action to remediate the material weakness identified above.  We expect to complete this action plan during fiscal year 2013.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Item 9B.         Other Information

The Company and BCA amended the BCA Loan Agreement to ease some of the restrictive provisions.

PART III

Item 10.          Directors and Executive Officers of the Registrant

Name (age)	Position	Year First Elected a Director
Stephen A. Fletcher (1) (51)	Director; General Manager of Kodak’s Digital Printers and Presses Strategic Group; General Manager of New Printing Technologies; Vice President of Consumer Digital Group since 2007	2011

George J. Leon (2) (3) (68)	Director; Investment Manager and beneficiary of the George Leon Family Trust (Investments) since 1986.	1986

Jeffrey C. O’Hara, CPA (1) (54)	Director; President since August 2007; Chief Executive Officer since December2010; Chief Operating Officer since June2006; Vice President since 2005	1998

Robert A. Rice (2) (3) (56)	Director; President and Owner of Spurwink Cordage, Inc since1998 (textile manufacturing).	2004

Robert H. Walker (2) (3) (4) (76)	Director and Chairman of the Board since April 2011; Retired Executive Vice President, Robotic Vision Systems, Inc. (design and manufacture of robotic vision systems) 1983-1998.	1984

(1)
Mr. Fletcher is the son of Mr. Harold K. Fletcher, the former Chairman of Tel-Instrument who passed away in April 2011, and the brother-in-law of Jeffrey C. O’Hara, the Company’s Chief Executive Officer

(2)	Member of the Audit Committee
(3)	Member of the Compensation Committee
(4)	Mr. Walker was elected Chairman of the Board in April 2011.

Background of Directors and Officers

Stephen A. Fletcher was elected to serve as a member of the Board of Directors in 2011. Mr. Fletcher has extensive experience in manufacturing, finance and marketing for digital imaging companies. He has a degree in industrial and operations engineering and an M.B.A. from the University of Michigan.

Mr. Fletcher is the General Manager of Kodak’s Digital Printers and Presses Strategic Product Group in Rochester N.Y. He is responsible for the Company's electro-photographic and commercial inkjet businesses and his organization is tasked with developing new technologies and platforms to position the company as the leader in the world-wide production print market. Prior to Kodak, Mr. Fletcher served as President and COO of Konica Minolta Printing Solutions in Ramsey, New Jersey for more than 5 years.

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

Prior to joining the Company, Mr. O’Hara held various management positions at General Motors, and other mid-sized private companies. Mr. O’Hara has extensive financial, marketing and operations experience and he has held executive positions as both a CFO and President. Mr. O’Hara has also served on several Boards of other companies.

Robert H. Walker has served as member of our Board of Directors since 1984 and was elected Chairman of the Board in April 2011. Mr. Walker, prior to his retirement in 1998 had served as Executive Vice president of Robotic Vision Systems, Inc., which designs, manufactures, markets and sells automated two-dimensional and three-dimensional machine vision-based products and systems for inspection, measurement and identification. Mr. Walker also served as CFO of that Company, whose shares were listed on the NASDAQ National Market. Mr. Walker qualifies as the Company’s “Audit Committee Financial Expert” as defined in the regulations promulgated under the Securities Exchange Act.

Robert A. Rice has served as a member of our Board of Directors since 2004. Mr. Rice is currently President and Owner of Spurwink Cordage, Inc. a textile manufacturing company located in New England since 1998. He has experience in business and financial matters and securities markets and was a stock broker registered with the SEC.

Observer:

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

Section 16(a) Beneficial Ownership Reporting Compliance

As of March 31, 2012, the end of the last fiscal year, all officers, directors and 10% beneficial owners, known to the Company, had timely filed required forms reporting beneficial ownership of Company securities, based solely on review of Filed Forms 3 and 4 furnished to the Company.

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

Item 11.          Executive Compensation

The following table presents information regarding compensation of our principal executive officer, and the two most highly compensated executive officers other than the principal executive officer for services rendered during fiscal years 2012 and 2011.

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary ($) (1)	Incentive ($) (2)	Option Awards ($) (3)	All Other Compensation $ (4)	Total ($)
Harold K. Fletcher, CEO (5) (7)	2012	-0-	-0-	-0-	-0-	-0-
	2011	159,000	-0-	-0-	5,990	164,990

Jeffrey C. O’Hara, CEO President(5)	2012	160,000	6,000	-	20,897	186,897
	2011	148,750	-0-	44,468	21,659	214,877

Joseph P. Macaluso PAO	2012	106,346	2,000	8,648	7,503	124,497
	2011	100,000	-0-	-0-	7,185	107,185

Marc A. Mastrangelo, Vice President – Operations (6)	2012	-0-	-0-	-0-	-0-	-0-
	2011	67,500	-0-	-0-	9,090	76,590

(1)	The amounts shown in this column represent the dollar value of base cash salary earned by each named executive officer (“NEO”).

(2)	Incentive compensation for 2012 is estimated and is based on Board approval. No incentive compensation was made to the NEO’s in 2011 and 2010, and therefore no amounts are shown.

(3)
Amounts in this column represent the fair value required by ASC Topic 718 to be included in our financial statements for all options granted during that year (see Note 15 to Notes to the Consolidated Financial Statements).

(4)	The amounts shown in this column represent amounts for medical and life insurance as well as the Company’s match in the 401(k) Plan.

(5)	On December 15, 2010, Mr. O’Hara became CEO and Mr. Fletcher continued as Chairman of the Board.

(6)	Mr. Mastrangelo resigned from his position in July 2010.

(7)	In April 2011, Mr. Harold K. Fletcher, the Chairman of the Board, passed away. Mr. Fletcher had been Chairman/CEO of the Company during 1982-2010.

Item 11.          Executive Compensation (continued)

Grants of Plan-based Awards Table for Fiscal Year

The following table sets forth information on stock options granted during or for the 2012 fiscal year to our named executive officers

Name	Approval Date	Grant Date	All Other Option Awards: Number of Shares of Stock (#)	Exercise or Base Price of Option Awards ($/Share)	Grant date Fair value of option Awards ($)
Joseph P. Macaluso	12/14/11	12/14/11	4,000	$6.59	$8,648

The exercise price of the options granted was the fair market value at the date of grant of the shares underlying such options. The estimated fair value of the shares underlying such options was determined utilizing the methodology described in Note 16 of the notes to the consolidated financial statements.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth the outstanding stock option grants held by named executive officers at the end of the 2012 fiscal year. The option exercise price set forth in the table is based on the closing market price on the date of grant.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable (1)	Option Exercise Price ($)	Option Expiration Date

Harold K. Fletcher	2,000	3,000	$8.00	2/22/15

Jeffrey C. O’Hara	15,000	-	$3.70	9/17/12
	9,000	6,000	$3.58	3/02/14
	2,000	3,000	$8.00	2/22/15
	3,000	12,000	$7.62	12/15/15

(1)	Options are exercisable, on a cumulative basis, 20% at or after each of the first, second, and third anniversary of the grant and 40% after the fourth year anniversary.

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

Options Exercised and Stock Vested During Fiscal Year 2012

No shares were acquired upon exercising options awards by our named executive officers (“NEOs”) during fiscal year 2012.

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

The percentage of operating profits so determined is then distributed to senior employees, including NEOs and to a category  entitled  "other",  based on (a) the amount of the employee's base salary, (b) his contribution to the Company,  (c) the results of that contribution,  (d) an estimated amount of his  "special effort" on behalf of the Company, (e) his technical expertise, leadership, and management skills, and (f) the level of the overall  compensation paid employees performing similar work in competitive companies. For the 2012 fiscal year, the total bonus pool is approximately $40,000. The Board had not approved allocation of bonus awards to the named executives for the 2012 fiscal year. No incentive awards were made to the NEOs for the year ended March 31, 2011.

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

Item 11.          Executive Compensation (continued)

Director Compensation

Directors who are not employees or officers of the Company receive $1,250 in cash and options, at the then market price, to purchase 1,000 shares of common stock for attendance at each in-person meeting and $625 in cash and options to purchase 500 shares for attendance at each formal telephonic meeting of the Board or of a standing committee.  As of January 1, 2011, non-employee directors may elect annually to accept the foregoing compensation or waive the stock option element and receive the $2,500 in cash for attendance at the in-person meeting and $1,250 in cash for each formal telephone meeting. During fiscal year 2012 non-employee directors received the following compensation pursuant to this plan.

Name	Cash Compensation	Option Awards ($)(1)(2)	Total $
George J. Leon	$11,250	$-0-	$11,250
Robert A. Rice	$11,250	$-0-	$11,250
Robert H. Walker (3)	$11,250	$-0-	$11,250
Stephen A. Fletcher	$2,500	$-0-	$2,500

(1)	Amounts in this column represent the fair value required by ASC 718 to be included in our financial statements for all options granted during fiscal year 2012.
(2)	The numbers of currently exercisable options are set forth in the footnotes to Item 12 below.
(3)	Mr. Walker receives a monthly stipend of $1,200 for his additional responsibility as Chairman of the Board.

Compensation Policy

The Company does not believe that its compensation policies are reasonably likely to increase corporate risk or have a material adverse effect on the Company.

Item 12.          Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information known to the Company with respect to the beneficial ownership as of July 16, 2012, by (i) all persons who are beneficial owners of five percent (5%) or more of the Company’s Common Stock, (ii) each director and nominee, (iii) the executive officers, and (iv) all current directors and executive officers as a group.

Name and Address	Number of Shares Beneficially Owned		Percentage of Class (1)

Named Directors and Officers

Stephen A. Fletcher, Director	629,129	(2)	23.3%
20 Windham Hill
Mendon, NY 14506

George J. Leon, Director	381,067	(3)	14.0%
116 Glenview
Toronto, Ontario, Canada M4R1P8

Jeffrey C. O’Hara, Director	205,600	(4)	7.6%
853 Turnbridge Circle
Naperville, IL 60540

Robert A. Rice, Director	115,904	(5)	4.3%
5 Roundabout Lane
Cape Elizabeth, ME 04107

Robert H. Walker, Director	76,363	(6)	2.8%
27 Vantage Court
Port Jefferson, NY 11777

Joseph P. Macaluso, PAO	23,513		0.9%
167 Tennis Court
Wall Township, NJ 07719

All Officers and Directors as a Group (5 persons)	1,431,596	(7)	51.8%

Hummingbird Management, LLC	263,524	(8)	9.8%
460 Park Avenue
New York, NY 10022

Item 12.          Security Ownership of Certain Beneficial Owners and Management  (continued)

(1)
The class includes 2,696,215 shares outstanding in the calculation of the percentage of shares owned by a party.   The common stock deemed to be owned by the named party, includes stock which is not outstanding but subject to currently exercisable options held by the individual named in accordance with Rule 13d-3(d)c) of the Exchange Act.  The foregoing information is based on reports made by the named individuals.

(2)	Includes 629,129 shares owned by the Estate of Harold K. Fletcher. The filing of this statement shall not be construed as an admission that Mr. Fletcher is the beneficial owner of the shares listed.

(3)
Includes 299,517 shares owned by the George Leon Family Trust, of which Mr. Leon is a beneficiary, and 15,700 shares subject to currently exercisable stock options. Mr. Leon acts as manager of the trust assets pursuant to an informal family, oral arrangement, and disclaims beneficial ownership of the shares owned by the trust.

(4)	Includes 24,000 shares subject to currently exercisable stock options

(5)	Includes 13,800 shares subject to currently exercisable stock options.

(6)	Includes 11,300 shares subject to currently exercisable stock options

(7)	Includes 64,800 shares subject to currently exercisable options held by all executive officers and directors of the Company (including those individually named above).

(8)	Based on Schedule 13D filed with the SEC on April 22, 2010 and furnished to the Company.

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

Additionally, at March 31, 2012 the Company has individual employment agreements with twelve individuals which provide for the grant of 43,500 stock options with a weighted average exercise of $4.76 per share.  These employee contracts have been approved by the directors, and were included as consideration for their employment but were not individually approved by shareholders. Since these options were granted under the Stock Option Plans, they are included in the 201,100 shares in the second column of the following schedule.

Item 12.          Security Ownership of Certain Beneficial Owners and Management  (continued)

Equity Compensation Plan Information (continued)

The following table provides information as of March 31, 2012 regarding compensation plans under which equity securities of the Company are authorized for issuance.

Plan category	Number of securities to be issued upon exercise of options	Weighted average exercise price of options	Number of options remaining available for future issuance under Equity Compensation Plans
Equity Compensation Plans approved by shareholders *	201,100	$5.14	171,578
Equity Compensation Plans not approved by shareholders	--	--	--
Total	201,100	$5.14	171,578

* See Discussion above and Note 15 of Notes to the Consolidated Financial Statements.

Item 13.          Certain Relationships and Related Transactions

On February 22, 2010 the Company borrowed $250,000 in exchange for issuing Subordinated Notes to each of two Executive Officers and Directors in the amount of $125,000. Each officer and director also received 5,000 stock options at $8.00 per share, the market price at the date of grant. In September 2010, these officers/directors entered into an Intercreditor and Subordination agreement which subordinated their loans to the BCA Loan Agreement (see Note 11 to Notes to Consolidated Financial Statements).  The notes were to become due April 1, 2011 with an interest rate of 1% per month, payable on a monthly basis within 14 days of the end of each month. The Intercreditor  and Subordination Agreement amongst the parties precludes the payment of principal or interest under these subordinated notes unless and until the Senior Obligations have been paid in full or without the express written consent of Senior Lender.  The Subordinated Note Holders agree that the Company’s failure to pay the monthly interest amounts pursuant to the terms of the February 22, 2010 Subordinated Notes will not constitute an event of default on the Notes if the Company is precluded from making these payments pursuant to the limitations included in the loan agreement with BCA. During fiscal year 2012, the Company’s Chairman, at the time, passed away. His surviving spouse has retained this Subordinated Note and continues to acknowledge the terms. Interest expense amounted to $31,964 and $28,036 for the years ended March 31, 2012 and 2011, respectively.

In connection with the stock options issued in conjunction with this debt the Company recorded a debt discount of $25,000. For the years ended March 31, 2011, the Company recorded amortization of debt discount in the amounts of $23,077. No amortization of debt discount was recognized for the year ended March 31, 2012. As of March 31, 2012 and 2011, the Company had unamortized discount of $-0-.

Item 14.         Principal Accountant Fees and Services

For the fiscal years ended March 31, 2012 and 2011, professional services were performed by BDO USA, LLP, the Company’s independent registered public accountant.  Fees for those years were as follows:

	2011	2012

Audit Fees	$113,500	$117,500
Audit-Related Fees	-	-
Total Audit and Audit-Related Fees	113,500	117,500
Tax Fees	-	-
All Other Fees	-	-

Total	$113,500	$117,500

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

Audit Related Fees, tax and other fees.  No fees under these categories were paid to BDO USA, LLP in 2012 and 2011.

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

*	(3.1)	Tel-Instrument Electronics Corp's Certificate of Incorporation, as amended.
*	(3.2)	Tel-Instrument Electronics Corp's By-Laws, as amended.
*	(3.3)	Tel-Instrument Electronics Corp's Restated Certificate of Incorporation dated November 8, 1996.
*	(4.1)	Specimen of Tel-Instrument Electronics Corp's Common Stock Certificate.
*	(10.2)	10% convertible subordinated note between Registrant and Harold K. Fletcher.
*	(10.3)	Purchase agreement between Registrant and Innerspace Technology
*	(10.4)	Agreement between Registrant and Semaphore Capital Advisors, LLC
*	(10.5)	2006 Stock Option Plan
*	(10.6)	Subordinated Note Between Registrant and Harold K. Fletcher
*	(10.7)	Subordinated Note Between Registrant and Jeffrey C. O’Hara
*	(10.8)	Shareholder Purchase Agreement between the Registrant and Harold K. Fletcher
*	(10.9)	Shareholder Purchase Agreement between the Registrant and Jeffrey C. O’Hara
*	(10.10)	Shareholder Purchase Agreement between the Registrant and George Leon
	(10.11)	Loan Agreement with BCA Mezzanine Fund, LLP and Amendments 1-3
	(10.12)	Intercreditor and Subordination Agreement among Harold. K. Fletcher, Jeffrey C. O’Hara and BCA Mezzanine Fund, LLP.
	(23.1)	Consent of Independent Registered Public Accounting Firm
	(31.1)	Certification by CEO pursuant to Rule 15d-14 under the Securities Exchange Act.
	(31.2)	Certification by CFO pursuant to Rule 15d-14 under the Securities Exchange Act.
	(32.1)	Certification by CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to previously filed documents.

The Company will furnish to a stockholder, upon request, any exhibit at cost.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEL-INSTRUMENT ELECTRONICS CORP
(Registrant)

Dated: July 16, 2012	By:	/s/ Jeffrey C. O’Hara
Jeffrey C. O’Hara
CEO and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated and by signature hereto.

Signature	Title	Date

/s/ Jeffrey C. O’Hara	CEO, President, COO and Director	July 16, 2012
Jeffrey C. O’Hara

/s/ Joseph P. Macaluso	Principal Accounting Officer	July 16, 2012
Joseph P. Macaluso

/s/ Stephen A. Fletcher	Director	July 16, 2012
Stephen A. Fletcher

/s/ George J. Leon	Director	July 16, 2012
George J. Leon

/s/ Robert A. Rice	Director	July 16, 2012
Robert A. Rice

/s/ Robert H. Walker	Chairman of the Board, Director	July 16, 2012
Robert H. Walker