Form 10-Q
period 2012-06-30
TEL INSTRUMENT ELECTRONICS CORP
filed 2012-08-20
CIK 96885

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2012

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

As of August 10, 2012, there were 2,712,215 shares outstanding of the registrant’s common stock.

TEL-INSTRUMENT ELECTRONICS CORPORATION

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

TEL-INSTRUMENT ELECTRONICS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2012	March 31, 2012
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$166,674	413,195
Accounts receivable, net	539,446	1,694,636
Unbilled government receivables	1,768,208	1,780,381
Inventories, net	7,101,996	5,023,975
Prepaid expenses and other	134,587	220,255
Deferred debt expense	108,321	108,321
Deferred income tax asset	1,288,631	1,288,631
Total current assets	11,107,863	10,529,394

Equipment and leasehold improvements, net	654,287	706,870
Deferred debt expenses – long-term	237,704	264,784
Deferred income tax asset – non-current	1,112,334	948,489
Other assets	56,872	56,872
Total assets	$13,169,060	$12,506,409

LIABILITIES & STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion long-term debt	605,492	542,382
Capital lease obligations	67,921	64,675
Accounts payable	3,821,297	2,850,432
Deferred revenues – current portion	25,765	34,767
Accrued payroll, vacation pay and payroll taxes	484,585	440,116
Accrued expenses	2,615,472	2,074,911
Total current liabilities	7,620,532	6,007,283

Subordinated notes payable-related parties, net of debt discount	250,000	250,000
Capital Lease Obligations	131,910	149,582
Deferred revenues	3,470	4,637
Warranty Liability	105,896	355,290
Long-term debt, net of debt discount	1,355,525	1,490,302
Total liabilities	9,467,333	8,257,094

Commitments

Stockholders' equity:
Common stock, par value $.10 per share, 2,710,715 and 2,646,215 issued and outstanding as of June 30, 2012 and March 31, 2012, respectively	271,071	268,421
Additional paid-in capital	6,040,003	5,921,441
Accumulated deficit	(2,609,347)	(1,940,547)
Total stockholders' equity	3,701,727	4,249,315
Total liabilities and stockholders' equity	$13,169,060	$12,506,409

See accompanying notes to condensed consolidated financial statements.

TEL-INSTRUMENT ELECTRONICS CORPORATION
 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	June 30, 2012	June 30, 2011
		(Restated)
Net sales	$1,177,288	$3,990,211
Cost of sales	893,594	2,128,580

Gross margin	283,694	1,861,631

Operating expenses:
Selling, general and administrative	653,888	798,822
Engineering, research and development	578,604	849,038
Total operating expenses	1,232,492	1,647,860

Income (loss) from operations	(948,798)	213,771

Other income (expense):
Amortization of debt discount	(13,392)	(13,395)
Amortization of debt expense	(27,080)	(27,080)
Change in fair value of common stock warrants	249,394	(168,586)
Proceeds from life insurance policy	-	300,029
Interest income	-	93
Interest expense	(92,468)	(102,694)
Total other income (expense)	116,454	(11,633)

Income (loss) before income taxes	(832,344)	202,138

Income tax provision (benefit)	(163,544)	282,933

Net loss	$(668,800)	$(80,795)

Net loss per share:
Basic loss per common share	$(0.25)	$(0.03)
Diluted loss per common share	$(0.25)	$(0.03)

Weighted average shares outstanding:
Basic	2,698,984	2,647,138
Diluted	2,698,984	2,647,138

See accompanying notes to condensed consolidated financial statements.

TEL-INSTRUMENT ELECTRONICS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended
	June 30, 2012	June 30, 2011
		(Restated)
Cash flows from operating activities:
Net loss	$(668,800)	$(80,795)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Deferred income taxes	(163,845)	282,017
Depreciation and amortization	53,231	29,881
Provision for inventory obsolescence	-	10,000
Amortization of debt discount	13,392	13,395
Amortization of debt expense	27,080	27,080
Increase in cash surrender value of life insurance	-	2,011
Proceeds from life insurance policy	-	(300,029)
Change in fair value of common stock warrant	(249,394)	168,586
Non-cash stock-based compensation	22,277	24,231

Changes in assets and liabilities:
Decrease in accounts receivable	1,155,190	870,875
Decrease in unbilled government receivables	12,173	-
(Increase) decrease in inventories	(2,078,021)	439,886
Decrease (increase) in prepaid expenses & other	85,668	(3,569)
Increase in other assets	-	(32,316)
Increase (decrease) in accounts payable	970,865	(868,418)
(Decrease) increase in accrued payroll, vacation pay & withholdings	44,469	(1,381)
Decrease in deferred revenues	(10,169)	(13,276)
Decrease increase in progress billings	-	(424,202)
Increase in accrued expenses	540,561	164,353
Net cash (used in) provided by operating activities	(245,323)	308,329

Cash flows from investing activities:
Purchases of equipment	(648)	-
Net cash used in investing activities	(648)	-

Cash flows from financing activities:
Proceeds from the exercise of stock options	98,935	5,390
Repayment of long-term debt	(85,059)	-
Repayment of capitalized lease obligations	(14,426)	(8,332)
Proceeds from life insurance policy	-	285,981
Net cash (used in) provided by financing activities	(550)	283,039

Net (decrease) increase in cash and cash equivalents	(246,521)	591,368
Cash and cash equivalents at beginning of period	413,195	123,955
Cash and cash equivalents at end of period	$166,674	$715,323
Taxes paid	$-	$-
Interest paid	$83,809	$87,192

See accompanying notes to condensed consolidated financial statements.

TEL-INSTRUMENT ELECTRONICS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 – Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of Tel-Instrument Electronics Corp. as of June 30, 2012, the results of operations for the three months ended June 30, 2012 and June 30, 2011, and statements of cash flows for the three months ended June 30, 2012 and June 30, 2011  These results are not necessarily indicative of the results to be expected for the full year.  The financial statements have been prepared in accordance with the requirements of Form 10-Q and consequently do not include disclosures normally made in an Annual Report on Form 10-K.  The March 31, 2012 balance sheet included herein was derived from the audited financial statements included in the Company’s annual report on Form 10-K as of that date.  Accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2012.

Note 2 – Revenue Recognition – Percentage-of-Completion – ITATS (“Intermediate Level TACAN Test Set”) (AN/ARM-206)

Due to the unique nature of the ITATS program, wherein a significant portion of this contract will not be delivered for over a year, revenues under this contract are recognized on a percentage-of-completion basis, which recognizes sales and profit as they are earned, rather than at the time of shipment.  Revenues and profits are estimated using the cost-to-cost method of accounting where revenues are recognized and profits recorded based upon the ratio of costs incurred to estimate of total costs at completion.  The ratio of costs incurred to date to the estimate of total costs at completion is applied to the contract value to determine the revenues and profits.  When adjustments in estimated contract revenues or estimated costs at completion are required, any changes from prior estimates are recognized by recording adjustments in the current period for the inception-to-date effect of the changes on current and prior periods.  The Company also receives progress billings on this program, which is a funding mechanism by the government to assist contractors on long-term contracts prior to delivery.  These progress payments are applied to Unbilled Government Receivables resulting from revenues recognized under percentage-of-completion accounting.  There have been no progress billings or revenues recognized during the three months ended June 30, 2012.

In July 2011, the Company secured a $599,000 contract modification from the U.S. Navy to incorporate product enhancements to the ITATS AN/ARM-206 TACAN test set resulting from U.S. Navy technical evaluation testing.  The AN/ARM-206 ITATS program is proceeding well with the enhancements funded by the U.S. Navy last year now substantially complete and the platform verification substantially completed by the U.S. Navy. TIC is in the process of performing final bench level verification testing on these units and expects to secure a production release on the 102 unit U.S. Navy production delivery order. It is expected that this product will enter full rate production this calendar year.

Note 3 – Accounts Receivable, net

The following table sets forth the components of accounts receivable:

	June 30, 2012	March 31, 2012
Government	$238,513	$1,272,436
Commercial	336,403	457,670
Less: Allowance for doubtful accounts	(35,470)	(35,470)
	$539,446	$1,694,636

TEL-INSTRUMENT ELECTRONICS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 4 –Inventories, net

Inventories consist of:

	June 30, 2012	March 31, 2012

Purchased parts	$5,292,049	$3,452,832
Work-in-process	1,982,159	1,725,395
Finished goods	27,788	45,748
Less: Inventory reserve	(200,000)	(200,000)

	$7,101,996	$5,023,975

Note 5 – Loss Per Share

Financial Accounting Standards Board (“FASB”) ASC 260 requires presentation of basic earnings per share (“basic EPS”) and diluted earnings per share (“diluted EPS”).

The Company’s basic income (loss) per common share is based on net income (loss) for the relevant period, divided by the weighted average number of common shares outstanding during the period.  Diluted income (loss) per common share is based on net income (loss), divided by the weighted average number of common shares outstanding during the period, including common share equivalents, such as outstanding stock options.  Diluted loss per share for the three months ended June 30, 2012 and 2011 do not include common stock equivalents, as these stock equivalents would be anti-dilutive.

	Three Months Ended	Three Months Ended
	June 30, 2012	June 30, 2011 (Restated)
Basic net loss per share computation:
Net loss attributable to common stockholders	$(668,800)	$(80,795)
Weighted-average common shares outstanding	2,698,984	2,647,138
Basic net loss per share attributable to common stockholders	$(0.25)	$(0.03)
Diluted net loss per share computation
Net loss attributable to common stockholders	$(668,800)	$(80,795)
Weighted-average common shares outstanding	2,698,984	2,647,138
Incremental shares attributable to the assumed exercise of outstanding stock options	-	-
Total adjusted weighted-average shares	2,698,984	2,647,138
Diluted net loss per share attributable to common stockholders	$(0.25)	$(0.03)

TEL-INSTRUMENT ELECTRONICS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 6 – Long-Term Debt

In September 2010, the Company entered into an agreement with BCA Mezzanine Fund LLP (“BCA”) to loan the Company $2,500,000 in the form of a Promissory Note (“the “Note”).  The Company incurred expenses of $541,604 in connection with this loan, including legal fees, investment banking fees and other transaction fees.  These expenses are included as deferred debt expense in the accompanying balance sheet, and these expenses are amortized over the term of the loan.

The features of the note are as follows:

(1)
The Note has a term of five (5) years with an annual interest rate of 14% on the outstanding principal amount.  Payments for the first year were interest only and amounted to $28,762 monthly.  In September 2011, the Company began making monthly payments of approximately $69,000 for interest and principal for the remaining term of the loan.

(2)
The Company issued BCA  a nine-year warrant for 136,090 shares, based upon 4.5% of the fully-diluted outstanding shares of the Company’s common stock exercisable at $6.70 per share, the average closing price of the common stock over the three days preceding the loan closing on the NYSE-Mkt Exchange.  In the event of specific major corporate events or the maturity of the five-year loan, BCA can require the Company to purchase the warrant and warrant shares at the higher of the then Exchange market price less the share exercise price, in the case of the purchase of the warrant, or five times operating income per share. In connection with the warrant issued in conjunction with this debt, the Company recorded a debt discount and warrant liability, which is being marked to fair value at the end of each period (see Note 10 to Notes to the Condensed Consolidated Financial Statements).  The debt discount is to be amortized over the life of the loan.

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

(6)
Upon the occurrence of a Change of Control (as defined in the Agreement) or within five (5) Business Days of an O’Hara Life Insurance Realization Event (as defined in the Agreement), the Company shall, in each case at the election of BCA, prepay by wire transfer the entire outstanding principal amount of the Note in accordance with the redemption prices (the “Mandatory Redemption Prices”) set forth below (expressed as a percentage of the outstanding principal amount being prepaid and shall pay 103% in the first year of the loan, 102% in the second year of the loan, and 100% thereafter), together with (x) Interest, if any, accrued and unpaid on the outstanding principal amount of the Note so prepaid through the date of such prepayment, (y) all reasonable out-of-pocket costs and expenses (including reasonable fees, charges and disbursements of counsel), if any, associated with such prepayment, and (z) all other costs, expenses and indemnities then payable under this Agreement (such amounts, collectively the “Mandatory Redemption Payment”).  If a Change of Control or O’Hara Life Insurance Realization Event shall occur during any Loan Year set forth below, the Mandatory Redemption Price shall be determined based upon the percentage indicated above for such Loan Year multiplied by the principal amount which is being prepaid.  At the   election of BCA, all or any portion of the Mandatory Redemption Payment may be paid in the form of common stock of the Company in marketable condition in lieu of cash and to the extent available and to the extent not restricted by any SBIC Regulations.  In the event BCA makes the election contemplated by the immediately preceding sentence, the Company shall issue to BCA that number of shares having an aggregate Current Market Price as of such issuance date equal to that portion of the Mandatory Redemption Payment subject to such election.

(7)
The Note contains a number of affirmative and negative covenants which restrict our operations.  The BCA agreement contains a number of affirmative and negative covenants. For the quarter ended June 30, 2012, the Company was not in compliance with four covenants related to maintaining agreed upon financial ratios for fixed charges, leverage and debt service as well as a requirement for earnings before interest, taxes, depreciation and amortization (EBITDA).  However, the Company received a waiver from BCA on each of the above mentioned covenants.

(8)	The Company and BCA have amended certain provisions to ease some restrictions.

TEL-INSTRUMENT ELECTRONICS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 7 – Stock Options

The Company adopted FASB ASC 718, utilizing the modified prospective method.  FASB ASC 718 requires the measurement of stock-based compensation based on the fair value of the award on the date of grant.  Under the modified prospective method, the provisions of ASC 718 apply to all awards granted after the date of adoption.  The Company recognizes compensation cost on awards on a straight-line basis over the vesting period, typically four years.  As a result of adopting ASC 718, operations was charged $22,277 and $24,231 for three months ended June 30, 2012 and 2011, respectively.  The Company estimates the fair value of each option using the Black Scholes option-pricing model. The Company did not grant any options during the three months ended June 30, 2012 and 2011.

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

The table below presents information about reportable segments within the avionics business for the periods ending June 30, 2012 and 2011:

Three Months Ended	Avionics	Avionics	Avionics	Corporate
June 30, 2012	Gov’t	Comm’l.	Total	Items	Total
Net sales	549,966	627,322	1,177,288	-	1,177,288
Cost of Sales	315,929	577,665	893,594	-	893,594
Gross Margin	234,037	49,657	283,694	-	283,694

Engineering, research, and development			578,604		578,604
Selling, general, and admin.			316,989	336,899	653,888
Amortization of debt discount				13,392	13,392
Amortization of debt expense				27,080	27,080
Change in fair value of common stock warrants				(249,394)	(249,393)
Interest (income) expense, net			0	92,468	92,467
Total expenses			895,593	220,445	1,116,038

Loss before income			(611,899)	(220,445)	(832,344)

TEL-INSTRUMENT ELECTRONICS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 8 – Segment Information (Continued)

Three Months Ended	Avionics	Avionics	Avionics	Corporate
June 30, 2011	Gov’t	Comm’l.	Total	Items	Total
Net sales	3,145,592	844,619	3,990,211	-	3,990,211
Cost of Sales	1,674,813	453,767	2,128,580	-	2,128,580
Gross Margin	1,470,779	390,852	1,861,631	-	1,861,631

Engineering, research, and development			849,038		849,038
Selling, general, and admin.			361,816	437,006	798,822
Amortization of debt discount				13,395	13,395
Amortization of debt expense				27,080	27,080
Change in fair value of common stock warrants				168,586	168,586
Proceeds from life insurance				(300,029)	(300,029)
Interest (income) expense, net			-	102,601	102,601
Total expenses			1,210,854	448,639	1,659,493

Income (loss) before income			650,777	(448,639)	202,138

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

The tax effect of temporary differences, primarily net operating loss carryforwards, asset reserves and accrued liabilities, gave rise to the Company’s deferred tax asset in the accompanying June 30, 2012 and March 31, 2012 condensed consolidated balance sheets.  Deferred income taxes are recognized for the tax consequence of such temporary differences at the enacted tax rate expected to be in effect when the differences reverse (See Critical Accounting Policies – Income Taxes).

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

·
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

·
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

·
Level 3 – Pricing inputs include significant inputs that are generally less observable from objective sources.  These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value.

The valuation techniques that may be used to measure fair value are as follows:

·	Market approach — Uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.

·
Income approach — Uses valuation techniques to convert future amounts to a single present amount based on current market expectations about those future amounts, including present value techniques, option-pricing models and excess earnings method.

·	Cost approach — Based on the amount that currently would be required to replace the service capacity of an asset (replacement cost).

The carrying value of the Company’s borrowings is a reasonable estimate of its fair value as borrowings under the Company’s credit facility reflect currently available terms and conditions for similar debt.

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as of June 30, 2012 and March 31, 2012.  As required by FASB ASC 820-10, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

TEL-INSTRUMENT ELECTRONICS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 10 – Fair Value Measurements (Continued)

The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

June 30, 2012	Level I	Level II	Level III	Total
Total Assets	$-	$-	$-	$-

Warrant liability	-	-	105,896	105,896
Total Liabilities	$-	$-	$105,896	$105,896

March 31, 2012	Level I	Level II	Level III	Total
Total Assets	$-	$-	$-	$-

Warrant liability	-	-	355,290	355,290
Total Liabilities	$-	$-	$355,290	$355,290

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

	At Inception	March 31, 2012	June 30, 2012

Risk free interest rate	2.81%	2.23%	1.67%
Expected life in years	9.00	7.45	7.20
Expected volatility	28.51%	53.19%	41.45%
Fair market value per share	$6.70	$6.33	$3.68
Exercise price	$6.70	$6.70	$6.70
Warrant Liability	$281,656	$355,290	$105,896

The volatility calculation was based on the 30 months for the Company’s stock price prior to the measurement date, utilizing January 1, 2010 as the initial period, as the Company believes that this is the best indicator of future performance, and the source of the risk free interest rate is the US Treasury rate related to 10 year notes.  The exercise price is per the agreement, the fair market value is the closing price of our stock on the date of measurement, and the expected life is based on management’s current estimate of when the warrants will be exercised.  All inputs to the Black-Scholes options model are evaluated each reporting period.

TEL-INSTRUMENT ELECTRONICS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Note 13 – Restatement

The state and local deferred tax provision was increased for the year ended March 31, 2012 as a result of a change in New Jersey tax law which, in substance, lowered the New Jersey tax rate, which resulted in lowering the carrying value of the New Jersey net deferred tax assets and net income by $394,604 and $256,644, respectively. The New Jersey tax law change was effective for the first quarter of fiscal year 2012, ending June 30, 2011. As such, the accompanying statement of operations has been restated to reflect the adjustment to net income in the first quarter of fiscal year 2012. This change has also been reported in the Company’s report on Form 8-K filed on July 13, 2012. The Company did not lose any future benefit, and the result is such that the Company will have lower NJ tax expense in the future.

Note 14 – New Accounting Pronouncements

For the three months ended June 30, 2012, there have been no significant accounting pronouncements or changes in accounting pronouncements that have become effective that are expected to have a material impact on the Company’s financial position, operations or cash flows.

Note 15 – Subsequent Event

On July 26, 2012 the Company entered into a Securities Purchase Agreement with a private investor.  Pursuant to the terms of the Purchase Agreement, the Company issued (i) a senior secured promissory note in favor of the Private Investor in the aggregate principal amount of $600,000, approximately $481,000 net of expenses, accruing interest at a rate of 14% per annum and (ii) a common stock purchase warrant to purchase 50,000 shares of the Company’s common stock, par value $0.10 per share. The Note, together with all unpaid interest and principal is due on March 31, 2013.  The Common Stock underlying the Warrant is exercisable at a price of $3.35 per share and the Warrant expires on September 10, 2019. In conjunction with the Purchase Agreement the Company entered into an (i) Investor Rights Agreement, (ii) Securities Agreement, (iii) Intercreditor Agreement and (iv) Subordination Agreement. The Company reported the foregoing on its Current Report on Form 8-K on August 3, 2012.

On August 15, 2012, the Company received approval for a $990,000 progress payment invoice related to the CRAFT program. It is expected that the funding will be received within the following 2 weeks.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

This quarterly report on Form 10-Q and other reports filed by the Company from time to time with the SEC contain or may contain forward-looking statements (collectively the “Filings”) and information that are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management.  Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof.  When used in the Filings, the words “anticipate”, “believe”, “estimate”, “expect”, “future”, “intend”, “plan”, or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements.  Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including the risks contained in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended March 31, 2012, filed with the SEC on July 16, 2012 relating to the Company’s industry, the Company’s operations and results of operations, and any businesses that the Company may acquire.  Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance, or achievements.  Except as required by applicable law, including the securities laws of the United States, the Company does not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”).  These accounting principles require us to make certain estimates, judgments and assumptions.  We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made.  These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented.  Our financial statements would be affected to the extent there are material differences between these estimates and actual results.  In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application.  There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result.  The following discussion should be read in conjunction with our financial statements and notes thereto appearing elsewhere in this report.

Overview

As previously reported, TIC has recorded sharply reduced revenues and a significant loss in the first quarter of fiscal 2013 ended June 30, 2012 due mainly to a temporary hold in CRAFT 708 production shipments to correct issues discovered in prior CRAFT 719 deliveries and to incorporate the final AIMS approved software configuration which includes several product enhancements. TIC also continues to experience delays in securing a production release on the TS-4530A program from the Army. The Company is working closely with the Navy and the Army to secure production releases on the CRAFT and TS-4530A programs and is optimistic that this will occur within the short-term.

With the delays on the CRAFT and TS-4530A production in the current quarter ending June 30, 2012, TIC’s cash flow has been negatively impacted. As such, the Company secured additional short-term financing and a progress payment from the government on the CRAFT program. Based on expected production releases, the Company believes that it will have adequate liquidity, and backlog to fund operating plans for at least the next twelve months.  Currently, the Company has no material future capital expenditure requirements.

If the Company is unable to obtain production releases with a reasonable period of time and/or our vendors begin to pursue legal action demanding payments, it would result in a material adverse effect on the Company’s operations and its ability to pay its obligations. As such, the Company may need to pursue additional sources of financing and/or additional progress payments.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued).

Overview (continued)

CRAFT “Communications/Navigation (COMM/NAV) Radio Frequency (RF) Avionics Flight line Tester”) (AN/USM-708 and AN/USM-719) with the U.S. Navy

In March 2012, the U.S. Navy placed a temporary hold on CRAFT 708 production shipments to correct issues discovered in prior CRAFT 719 deliveries and incorporate the final AIMS approved software configuration which includes several product enhancements. The U.S. Navy requested that the Company perform a Root Cause Analysis on the issues seen in the CRAFT 719 units. On June 14, 2012, the U.S. Navy, based upon observations at the Company’s facility, indicated that the Company’s Root Cause Analysis was adequate and that the Company has made progress in addressing the quality issues found in the production of the CRAFT units. As a result, the U.S. Navy granted the Company permission to resume limited production, a combination of new units and rework units. Once these units are completed, the U.S. Navy will assess these units and a determination will be made with respect to resumption of full rate production. Currently, a number of units have been reviewed by the U.S. Navy, and the U.S. Navy has been satisfied with their operation. The Company expects to resume production in September 2012. The Company has approximately $12,400,000 in orders for this program.

The issues identified with the CRAFT units will require that all CRAFT 719 and CRAFT 708 units be updated with revised software and TIC will revalidate all of the 460 ship-in-place units at TIC before they are shipped to the customer. (These ship-in-place units had been built and paid for by the U.S. Navy but could not be shipped to the field due to regulatory restrictions.)  TIC and the U.S. Navy have finalized the upgraded test procedure for these units. The test procedure needed to be upgraded to reflect the extensive changes to the units over the last few years. The U.S. Navy has also verified and approved these new test procedures and reviewed TIC’s quality assurance procedures. The U.S. Navy has also indicated that additional foreign military sales (“FMS”) are expected for the CRAFT product, and the Company is also actively quoting orders for other customers.

TS-4530 IFF test set with the U.S. Army Aviation and Missile Command (continued)

The TS-4530A program has been essentially complete from a design standpoint. The Mode 5 conversion kits and new IFF test sets will incorporate Tel’s proprietary electronics and IFF technology in addition to Mode S Enhanced Surveillance (”EHS”) and Automatic Dependent Surveillance - Broadcast (“ADS-B”) test functionality. In August 2012 the U.S. Army completed its production assurance review. This production assurance review went very well, and represents an important event with respect to entering full rate production phase of this program. In September, this product is scheduled to undergo final regression testing by the Department of Defense (DoD) AIMS Program Office to approve its TS-4530A Flight Line Test Set authorizing its use for Mark XIIA IFF (“Identification Friend and Foe”), Mode S (ELS/EHS/ADS-B) and TCAS systems.  Once approved, TIC and the U.S. Army will work together to secure timing on a full production release for this program. On August 14, 2012, the U.S. Army released an order for 30 TS-4530A low rate initial production (“LRIP”) Kits. The Company hopes to secure the production release early in the third quarter of the current fiscal year. The TS-4530A program is a critical program with almost $20,000,000  of booked production orders which will help drive TIC’s revenues growth and profitability.

At June 30, 2012, the Company’s backlog was approximately $38,900,000 as compared to approximately $48.,00,000 million at June 30, 2011.

Results of Operations

Sales

For the three months ended June 30, 2012, sales decreased $ 2,812,923 (70.5%) to $ 1,177,288, as compared to $ 3,990,211 for the same period in the prior year.

Avionics Government sales decreased $ 2,595,626 (82.5%) to $ 549,966 for the three months ended June 30, 2012, as compared to $3,145,592 for the same period last year.  This decrease in Avionics Government sales is due mainly to a temporary hold in CRAFT 708 production shipments to correct issues discovered in prior CRAFT 719 deliveries and incorporate the final AIMS approved software configuration which includes several product enhancements. TIC has also continues to experience delays in securing a production release on the TS-4530A program from the Army. The Company continues to work closely with the Navy and the Army to secure production releases on the CRAFT and TS-4530A programs and is optimistic that this will occur in the near term.

Commercial sales decreased $217,297 (25.7%) to $ 627,322 for the three months ended June 30, 2012, as compared to $ 844,619 in the same period in the prior year.   This decrease is due to lower sales of the TR-220 and from overhaul and repairs. This decrease is due to economic conditions in the commercial market which remains depressed.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations (continued)

Gross Margin

Gross margin decreased $1,577,937 (84.8%) to $283,694 for the three months ended June 30, 2012 as compared to $1,861,631 for the same three months in the prior fiscal year.  Gross profit was affected by the lower sales volume due to the temporary hold in CRAFT 708 production shipments and the delay in securing a production release on the TS-4530A program.  The gross margin percentage for the three months ended June 30, 2012, was 24.1%, as compared to 46.7%, for the three months ended June 30, 2011.

Operating Expenses

Selling, general and administrative expenses decreased 144,934 (18.1%) to $653,888 for the three months ended June 30, 2012, as compared to $798,822 for the three months ended June 30, 2011.  This decrease is attributed mainly to lower marketing consulting, outside commissions, professional fees and no accrued bonus compensation expense for the period.

Engineering, research and development expenses decreased $270,434 (31.9%) to $578,604 for three months ended June 30, 2012 as compared to $849,038 for the three months ended June 30, 2011, primarily as a result of a decrease in salaries and consulting fees as a result of the Company finalizing the engineering efforts on the CRAFT and TS-4530A programs.

Other Income (Expense), Net

For the three months ended June 30, 2012, total other income was $116,454, as compared to other expense of $11,633 for the three months ended June 30, 2011. For the three months ended June 30, 2012 the Company recorded a gain on valuation of the common stock warrants of $249,394 as compared to a loss of $168,586 for the three months ended June 30, 2011. This was offset partially by the proceeds from a life insurance policy during the three months ended June 30, 2011 in the amount of $300,029.

Income (Loss) before Income Taxes

As a result of the above, the Company recorded a loss before income taxes of $832,344 for the three months ended June 30, 2012, as compared to income before taxes of $202,138 for the three months ended June 30, 2011.

Income Taxes

For the three months ended June 30, 2012, the Company recorded an income tax benefit of $163,544 as compared to an income tax provision of $282,933 for the three months ended June 30, 2011.  For the three months ended June 30, 2012 the amount represents the effective federal and state tax rate on the Company’s loss before taxes.  The state and local deferred tax provision was increased for the year ended March 31, 2012 as a result of a change in New Jersey tax law which, in substance, lowered the New Jersey tax rate, which resulted in lowering the carrying value of the New Jersey net deferred tax assets and net income by $394,604 and $256,644, respectively. The New Jersey tax law change was effective for the first quarter of fiscal year 2012, ending June 30, 2011. As such, the three months ended June 30, 2011 statement of operations included herein has been restated to reflect the adjustment to the income tax provision and net income. The change has also been reported on Form 8-K. The Company did not lose any future benefit, and the result is such that the Company will have lower NJ tax expense in the future.

Net Income (Loss)

As a result of the above, the Company recorded a net loss of $668,600 for the three months ended June 30, 2012, as compared to a net loss of $80,795 for the three months ended June 30, 2011.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources

At June 30, 2012, the Company had working capital of $3,487,331, as compared to $4,522,111 at March 31, 2012. This change is primarily the result of the reduction in accounts receivable as a result of the lower sales.

During the three months ended June 30 2012, the Company’s cash balances decreased by $246,521 to $166,674.  The Company’s principal sources and uses of funds were as follows:

Cash provided by/used in operating activities. For the three months ended June 30, 2012, the Company used $245,323 in cash for operations as compared to providing $308,329 in cash from operations for the three months ended June 30, 2011.  This decrease is primarily attributed to the lower operating income and increase in inventories offset partially by the increase in accounts payable and accrued expenses.

Cash used in investing activities.  For the three months ended June 30, 2012, the Company used $648 of its cash for investing activities, as compared to $-0- for the three months ended June 30, 2011.

Cash provided by financing activities. Net cash used in financing activities for the three months ended June 30, 2012 was $550, as compared to providing $283,039 for the three months ended June 30, 2011.  This decrease was primarily the result of the proceeds from a life insurance policy that the Company received during the three months ended June 30, 2011 which did not occur this year.

On July 26, 2012 the Company entered into a Securities Purchase Agreement with a private investor.  Pursuant to the terms of the Purchase Agreement, the Company issued (i) a senior secured promissory note in favor of the Private Investor in the aggregate principal amount of $600,000, approximately $481,000 net of expenses, accruing interest at a rate of 14% per annum and (ii) a common stock purchase warrant to purchase 50,000 shares of the Company’s common stock, par value $0.10 per share. The Note, together with all unpaid interest and principal is due on March 31, 2013.  The Common Stock underlying the Warrant is exercisable at a price of $3.35 per share and the Warrant expires on September 10, 2019. In conjunction with the Purchase Agreement the Company entered into an (i) Investor Rights Agreement, (ii) Securities Agreement, (iii) Intercreditor Agreement and (iv) Subordination Agreement.

On certain government contracts the Company has been granted progress payments from the government, which allows the Company to bill and collect a portion of its incurred costs on long-term programs before shipment of units, thus helping to fund the costs of these programs. In August 2012, the Company received approval for a $990,000 progress billing.

The Company believes that it has adequate liquidity, based on its backlog, to fund operating plans for at least the next twelve months. If the Company is unable to obtain production releases with a reasonable period of time and/or our vendors begin to pursue legal action demanding payments, it would result in a material adverse effect on the Company’s operations and its ability to pay its obligations. As such, the Company may need to pursue additional sources of financing and/or additional progress payments.

There was no significant impact on the Company’s operations as a result of inflation for the three months ended June 30, 2012.  These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2012, filed with the SEC on July 16, 2012.

Off-Balance Sheet Arrangements

As of June 30, 2012, the Company had no off-balance sheet arrangements.

Critical Accounting Policies

Our critical accounting policies are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended March 31, 2012. There have been no changes in our critical accounting policies. Our significant accounting policies are described in our notes to the 2012 consolidated financial statements included in our annual report on Form 10-K for the year ended March 31, 2012.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our PEO and PFO, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report.  Based upon that evaluation, the PEO and PFO concluded that the Company’s disclosure controls and procedures were not effective due to the fact that the Company did not maintain a sufficient level of resources related to tax accounting thus contributing to a material weakness in internal control. In connection with the preparation of the Company’s financial statements for the fiscal year ended March 31, 2012, the Company re-evaluated certain accounting policies and procedures relating to taxes and determined that it had not properly accounted for a change in the New Jersey tax law N.J.S.A. 54:10A. Such change lowered the Company’s New Jersey tax rate, resulting in lowering the carrying value of the New Jersey net deferred tax assets and increasing the tax provision by $256,644. Such change should have been recorded during the period ended June 30, 2011. The change did not cause the Company to lose any future benefit, and the result is such that the Company will have lower New Jersey tax expenses in the future.  Please see Report on Form 8-K filed with the SEC on July 13, 2012.

Notwithstanding the material weakness in accounting for income taxes, management believes that the condensed consolidated financial statements which are included in this Quarterly Report on Form 10-Q fairly present, in all material respects, the financial position of the Company at June 30, 2012 and March 31, 2012 and their condensed consolidated results of operations and cash flows for each of the three months ended June 30, 2012 and 2011 in conformity with U.S. generally accepted accounting principles.

Material Weakness and Related Remediation Initiatives

Through the efforts of management, external consultants, and our Audit Committee, we are currently in the process of executing a plan of action to remediate the material weakness identified above.  We expect to complete this action plan during fiscal year 2013.

(b) Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the quarter ended June 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors.

We believe there are no changes that constitute material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2012, filed with the SEC on July 16, 2012.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company’s equity securities during the quarter ended June 30, 2012.

Item 3.  Defaults Upon Senior Securities.

Not applicable.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

There is no other information required to be disclosed under this item which was not previously disclosed.

Item 6.  Exhibits.

Exhibit No.	Description

4.1	Form of Promissory Note *

10.1	Form of Securities Purchase Agreement*

10.2	Form of Intercreditor Agreement*

10.3	Form of Investor Rights Agreement*

10.4	Form of Subordination Agreement*

10.5	Form of Security Agreement*

31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of 2002*

31.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of 2002*

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document**

101.SCH	Taxonomy Extension Schema Document**

101.CAL	Taxonomy Extension Calculation Linkbase Document**

101.DEF	Taxonomy Extension Definition Linkbase Document**

101.LAB	Taxonomy Extension Label Linkbase Document**

101.PRE	Taxonomy Extension Presentation Linkbase Document**

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

TEL-INSTRUMENT ELECTRONICS CORP.

Date: August 20, 2012	By:	/s/ Jeffrey C. O’Hara
Name: Jeffrey C. O’Hara
Title: Chief Executive Officer Principal Executive Officer

Date: August 20, 2012	By:	/s/ Joseph P. Macaluso
Name: Joseph P. Macaluso
Title: Principal Financial Officer Principal Accounting Officer