Form 10-Q/A
period 2011-06-30
TEL INSTRUMENT ELECTRONICS CORP
filed 2012-10-12
CIK 96885

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2011

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 33-18978

TEL-INSTRUMENT ELECTRONICS CORP.
(Exact name of registrant as specified in its charter)

New Jersey	22-1441806
(State of incorporation)	(I.R.S. Employer ID Number

(Exact name of registrant as specified in its charter)

728 Garden Street, Carlstadt, New Jersey	07072
(Address of Principal Executive Offices)	(Zip Code)

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

EXPLANATORY NOTE

In connection with the preparation of the Company‘s financial statements for the period ended March 31, 2012, the Company re-evaluated certain accounting policies and procedures relating to taxes and determined that it had not properly accounted for a change in the New Jersey tax law N.J.S.A. 54:10A. Such change lowered the Company’s New Jersey tax rate, resulting in lowering the carrying value of the New Jersey net deferred tax assets and increasing the tax provision by $256,644. The restatement did not cause the Company to lose any future benefit, and the result is such that the Company will have lower New Jersey tax expenses in the future.

It was determined that the New Jersey tax law change was effective for the Company’s first quarter of fiscal year 2012 ended June 30, 2011. These accounting corrections had no impact on the Company’s income before tax and solely affect the Company’s net income (loss), basic income (loss) per share and diluted income (loss) per share for the quarter ended June 30, 2011. The adjustment is a non-cash item and does not affect the Company’s operating activities or cash flows from operations.

No other changes have been made.  For more current information regarding the Company, readers should refer to the more recent reports filed by the Company with the Securities and Exchange Commission.

TEL-INSTRUMENT ELECTRONICS CORPORATION

Item 1 - Financial Statements

TEL-INSTRUMENT ELECTRONICS CORPORATION
RESTATED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2011	March 31, 2011
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$715,323	$123,955
Accounts receivable, net	1,714,744	2,585,619
Unbilled government receivables	1,466,623	1,466,623
Inventories, net	2,520,492	2,970,378
Prepaid expenses and other	101,241	70,970
Deferred debt expense	108,321	108,321
Deferred income tax asset	849,158	1,131,175
Total current assets	7,475,902	8,457,041

Equipment and leasehold improvements, net	300,813	330,694
Deferred debt expenses – long-term	346,025	373,105
Deferred income tax asset – non-current	1,461,664	1,461,664
Other assets	52,886	35,235
Total assets	$9,637,290	$10,657,739

LIABILITIES & STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion long-term debt	367,859	282,798
Capital lease obligations	7,353	15,685
Accounts payable	730,260	1,598,679
Progress billings	-	424,202
Deferred revenues – current portion	18,450	28,382
Accrued payroll, vacation pay and payroll taxes	444,357	445,738
Accrued expenses	1,451,387	1,287,034
Total current liabilities	3,019,666	4,082,518

Subordinated notes payable-related parties, net of debt discount	250,000	250,000
Deferred revenues	12,037	15,381
Warranty Liability	534,723	366,137
Long-term debt, net of debt discount	1,907,449	1,979,114
Total liabilities	5,723,875	6,693,150

Commitments

Stockholders' equity:
Common stock, par value $.10 per share, 2,648,215 and 2,646,215 issued and outstanding as of June 30, 2011 and March 31, 2011, respectively	264,821	264,621
Additional paid-in capital	5,740,952	5,711,531
Accumulated deficit	(2,092,358)	(2,011,563)
Total stockholders' equity	3,913,415	3,964,589
Total liabilities and stockholders' equity	$9,637,290	$10,657,739

See accompanying notes to restated condensed consolidated financial statements.

TEL-INSTRUMENT ELECTRONICS CORPORATION
RESTATED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	June 30, 2011	June 30, 2010

Net sales	$3,990,211	$2,455,280
Cost of sales	2,128,580	1,372,900

Gross margin	1,861,631	1,082,380

Operating expenses:
Selling, general and administrative	798,822	758,044
Engineering, research and development	849,038	757,346
Total operating expenses	1,647,860	1,515,390

Income (loss) from operations	213,771	(433,010)

Other income (expense):
Amortization of debt discount	(13,395)	(5,769)
Amortization of debt expense	(27,080)	-
Change in fair value of common stock warrants	(168,586)	-
Gain on sale of capital asset	-	3,600
Proceeds from life insurance policy	300,029	-
Interest income	93	47
Interest expense	(102,694)	(23,505)

Income (loss) before income taxes	202,138	(458,637)

Income tax provision (benefit)	282,933	(183,225)

Net loss	$(80,795)	$(275,412)

Net loss per share:
Basic loss per common share	$(0.03)	$(0.11)
Diluted loss per common share	$(0.03)	$(0.11)

Weighted average shares outstanding:
Basic	2,647,138	2,615,625
Diluted	2,647,138	2,615,625

See accompanying notes to restated condensed consolidated financial statements.

TEL-INSTRUMENT ELECTRONICS CORPORATION
RESTATED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months ended
	June 30, 2011	June 30, 2010
Cash flows from operating activities:
Net income (loss)	$(80,795)	$(275,412)
Adjustments to reconcile net loss to net cash used in operating activities:
Deferred income taxes	282,017	(185,940)
Depreciation and amortization	56,961	42,310
Provision for inventory obsolescence	10,000	-
Gain on sale of asset	-	(3,600)
Amortization of debt discount	13,396	5,769
Increase in cash surrender value of life insurance	2,011	-
Gain on proceeds from life insurance policy	(300,029)	-
Change in fair value of common stock warrant	168,586	-
Non-cash stock-based compensation	24,231	23,665

Changes in assets and liabilities:
Decrease in accounts receivable	870,875	96,358
Decrease (increase) in inventories	439,886	(119,697)
Increase in prepaid expenses & other	(3,569)	(2,789)
Increase in other assets	(32,316)	(20,278)
Decrease in accounts payable	(868,419)	(12,501)
(Decrease) increase in accrued payroll, vacation pay and payroll taxes	(1,381)	65,486
Decrease in deferred revenues	(13,276)	(22,378)
(Decrease) increase in progress billings	(424,202)	450,694
Increase (decrease) in accrued expenses	164,353	(133,095)
Net cash provided by (used in) operating activities	308,329	(91,408)

Cash flows from investing activities:
Proceeds from the sale of capital asset	-	3,600
Purchases of equipment	-	(86,801)
Net cash used in investing activities	-	(83,201)

Cash flows from financing activities:
Proceeds from the exercise of stock options	5,390	6,075
Repayment of capitalized lease obligations	(8,332)	-
Proceeds from borrowings from line of credit	-	150,000
Proceeds from life insurance policy	285,981	-
Net cash provided by financing activities	283,039	156,075

Net increase (decrease) in cash and cash equivalents	591,368	(18,534)
Cash and cash equivalents at beginning of period	123,955	173,048
Cash and cash equivalents at end of period	$715,323	$154,514

Taxes paid	$-	$-
Interest paid	$87,192	$9,269

See accompanying notes to restated condensed consolidated financial statements.

TEL-INSTRUMENT ELECTRONICS CORP.
NOTES TO RESTATED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1                      Basis of Presentation

In the opinion of management, the accompanying unaudited restated condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of Tel-Instrument Electronics Corp. as of June 30, 2011, the results of operations for the three months ended June 30, 2011 and June 30, 2010, and statements of cash flows for the three months ended June 30, 2011 and June 30, 2010.  These results are not necessarily indicative of the results to be expected for the full year.

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

TEL-INSTRUMENT ELECTRONICS CORP.
NOTES TO RESTATED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
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

The Company’s basic income (loss) per common share is based on net income (loss) for the relevant period, divided by the weighted average number of common shares outstanding during the period.  Diluted income (loss) per common share is based on net income (loss), divided by the weighted average number of common shares outstanding during the period, including common share equivalents, such as outstanding stock options. Diluted loss per share for the periods ended June 30, 2011 and 2010 do not include common stock equivalents, as these stock equivalents would be anti-dilutive.

	Three Months Ended	Three Months Ended
	June 30, 2011	June 30, 2010
Basic net loss per share computation:
Net loss attributable to common stockholders	$(80,795)	$(275,412)
Weighted-average common shares outstanding	2,647,138	2,615,625
Basic net loss per share attributable to common stockholders	$(0.03)	$(0.11)
Diluted net loss per share computation
Net loss attributable to common stockholders	$(80,795)	$(275,412)
Weighted-average common shares outstanding	2,647,138	2,615,625
Incremental shares attributable to the assumed exercise of outstanding stock options	-	-
Total adjusted weighted-average shares	2,647,138	2,615,625
Diluted net income (loss) per share attributable to common stockholders	$(0.03)	$(0.11)

TEL-INSTRUMENT ELECTRONICS CORP.
NOTES TO RESTATED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
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

2.
The Company issued BCA  a nine-year warrant for 136,090 shares, based upon 4.5% of the fully –diluted outstanding shares of the Company’s common stock at $6.70 per share, the average closing price over the three days preceding the loan closing on the NYSE-Amex Exchange. In the event of specific major corporate events or the maturity of the five-year loan, BCA can require the Company to purchase the warrant and warrant shares at the higher of the then Exchange market price less the share exercise price, in the case of the warrant, or five times operating income per share. In connection with the warrant issued in conjunction with this debt, the Company recorded a debt discount (see above) and warrant liability, which  is being marked to fair value at the end of each period (see Note 10 to Notes to the Restated Condensed Consolidated Financial Statements). The debt discount is to be amortized over the life of the loan.

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

TEL-INSTRUMENT ELECTRONICS CORP.
NOTES TO RESTATED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 6                      Long-Term Debt (continued)

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

TEL-INSTRUMENT ELECTRONICS CORP.
NOTES TO RESTATED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
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

TEL-INSTRUMENT ELECTRONICS CORP.
NOTES TO RESTATED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS(continued)
(Unaudited)

Note 8                      Segment Information (continued)

The table below presents information about reportable segments within the avionics business for the periods ending June 30, 2011 and 2010:

Three Months Ended June 30, 2011	Avionics Gov’t	Avionics Comm’l.	Avionics Total	Corporate Items	Total
Net sales	3,145,592	844,619	3,990,211	-	3,990,211
Cost of Sales	1,674,813	453,767	2,128,580	-	2,128,580

Gross Margin	1,470,779	390,852	1,861,631	-	1,861,631

Engineering, research, and development			849,038		849,038
Selling, general, and admin.			361,816	437,006	798,822
Amortization of debt discount			-	13,395	13,395
Amortization of debt expense			-	27,080	27,080
Change in fair value of common stock warrants			-	168,586	168,586
Proceeds from life insurance			-	(300,029)	(300,029)
Interest (income) expense, net			-	102,601	102,601
Total expenses			1,210,854	448,639	1,659,493

Income (loss) before income taxes			$650,777	$(448,639)	$202,138

Three Months Ended June 30, 2010	Avionics Gov’t	Avionics Comm’l.	Avionics Total	Corporate Items	Total
Net sales	1,848,473	$606,807	$2,455,280	$-	$2,455,280
Cost of Sales	940,672	432,228	1,372,900	-	1,372,900

Gross Margin	907,801	174,579	1,082,380	-	1,082,380

Engineering, research, and development			757,346	-	757,346
Selling, general, and admin.			348,095	409,949	758,044
Gain on sale of asset				(3,600)	(3,600)
Interest (income) expense,net				29,227	29,227
Total expenses			1,105,441	435,576	1,541,017

Income (loss) before income taxes			$(23,061)	$(435,576)	$(458,637)

TEL-INSTRUMENT ELECTRONICS CORP.
NOTES TO RESTATED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
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

The tax effect of temporary differences, primarily net operating loss carryforwards, asset reserves and accrued liabilities, gave rise to the Company's deferred tax asset in the accompanying June 30, 2011 and March 31, 2011 consolidated balance sheets. Deferred income taxes are recognized for the tax consequence of such temporary differences at the enacted tax rate expected to be in effect when the differences reverse. (See Critical Accounting Policies)

In connection with the preparation of the Company’s financial statements for the period ended June 30, 2011, the Company re-evaluated certain accounting policies and procedures relating to taxes and determined that it had not properly accounted for a change in the New Jersey tax law N.J.S.A. 54:10A. Such change lowered the Company’s New Jersey tax rate, resulting in lowering the carrying value of the New Jersey net deferred tax assets and increasing the tax provision by $256,644. The restatement did not cause the Company to lose any future benefit, and the result is such that the Company will have lower New Jersey tax expenses in the future.

It was determined that the New Jersey tax law change was effective for the Company’s first quarter of fiscal year 2012 ended June 30, 2011. These accounting corrections had no impact on the Company’s income before tax and solely affect the Company’s net income (loss), basic income (loss) per share and diluted income (loss) per share for the quarter ended June 30, 2011. The adjustment is a non-cash item and does not affect the Company’s operating activities or cash flows from operations.

TEL-INSTRUMENT ELECTRONICS CORP.
NOTES TO RESTATED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

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

The valuation techniques that may be used to measure fair value are as follows:

Market approach — Uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities

Income approach — Uses valuation techniques to convert future amounts to a single present amount based on current market expectations about those future amounts, including present value techniques, option-pricing models and excess earnings method

TEL-INSTRUMENT ELECTRONICS CORP.
NOTES TO RESTATED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 10                   Fair Value Measurements (continued)

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

TEL-INSTRUMENT ELECTRONICS CORP.
NOTES TO RESTATED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
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

	At Inception	March 31, 2011	June 30, 2011

Risk free interest rate	2.81%	3.47%	3.18%
Expected life in years	9	8.45	8.2
Expected volatility	28.51%	29.11%	39.74%
Fair market value per share	$6.70)	$7.63)	$9.00)
Exercise price	$6.70	$6.70	$6.70
Warrant Liability	$281,656	$366,137	$534,723

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

TEL-INSTRUMENT ELECTRONICS CORP.
NOTES TO RESTATED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
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

Overview

For the three months ended June 30, 2011, the Company recorded a net loss of $80,795 as compared to a net loss of $275,412 for the same period in the prior year. Sales for the three months ended June 30, 2011 increased $1,534,931 (62.5%) to $3,990,211 as compared to the same period last year. Net income was affected by non-cash charges of approximately $199,000 attributed to the Company’s note and warrant issued to BCA Mezzanine Fund LLP in fiscal year 2011, as discussed in Note 6 to the Condensed Consolidated Financial Statements.

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

Income Taxes

For the three months ended June 30, 2011, the Company recorded an income tax provision of $282,933 as compared to an income tax benefit of $183,225 for the three months ended June 30, 2010. These amounts represent the effective federal and state tax rate of approximately 34.1% on the Company’s net income or loss before taxes.  The proceeds on the life insurance policy are not taxable, and the loss on the change in fair value of the common stock warrants is not deductible. In addition, in connection with the preparation of the Company’s financial statements for the period ended March 31, 2012, the Company re-evaluated certain accounting policies and procedures relating to taxes and determined that it had not properly accounted for a change in the New Jersey tax law N.J.S.A. 54:10A. Such change lowered the Company’s New Jersey tax rate, resulting in lowering the carrying value of the New Jersey net deferred tax assets and increasing the tax provision by $256,644. The restatement did not cause the Company to lose any future benefit, and the result is such that the Company will have lower New Jersey tax expenses in the future. Such change is reflected in the $282,933 tax provision noted above.

Net Loss

As a result of the above, the Company recorded a net loss of $80,795 for the quarter ended June 30, 2011 as compared to a net loss of $275,412 for the quarter ended June 30, 2010.

Item 2.                     MANAGEMENT’S DISCUSSION AND ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

Liquidity and Capital Resources

At June 30, 2011, the Company had working capital of $4,456,236 as compared to $4,374,523 at March 31, 2011.

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

Notwithstanding the material weakness in accounting for income taxes, management believes that the condensed consolidated financial statements which are included in this Quarterly Report on Form 10-Q/A fairly present, in all material respects, the financial position of the Company at June 30, 2011 and March 31, 2011 and their condensed consolidated results of operations and cash flows for each of the three months ended June 30, 2011 and 2010 in conformity with U.S. generally accepted accounting principles.

Material Weakness and Related Remediation Initiatives

Through the efforts of management, external consultants, and our Audit Committee, we are currently in the process of executing a plan of action to remediate the material weakness identified above. We expect to complete this action plan during fiscal year 2013.

(b) Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the quarter ended June 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II.         Other Information

Item 1.                    Legal Proceedings

See discussion in Item 3 of the Company’s Report on Form 10-K for the fiscal year ended March 31, 2011 and Note 12 to the Condensed Consolidated Financial Statements above.

Item 2.                    Unregistered Sales of Equity Securities and Use of Proceeds

 None.

Item 6.                    Exhibits

Exhibits

	31.1	Certification by CEO pursuant to Rule 15d-14 under the Securities Exchange Act.
	31.2	Certification by CFO pursuant to Rule 15d-14 under the Securities Exchange Act.
	32.1	Certification by CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**	101.INS	XBRL Instance Document
**	101.SCH	XBRL Taxonomy Extension Schema
**	101.CAL	XBRL Taxonomy Extension Calculation Linkbase
**	101.DEF	XBRL Taxonomy Extension Definition Linkbase
**	101.LAB	XBRL Taxonomy Extension Label Linkbase
**	101.PRE	XBRL Taxonomy Extension Presentation Linkbase

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

TEL-INSTRUMENT ELECTRONICS CORP.

Date: October 12, 2012	By:	/s/ Jeffrey C. O’Hara
Jeffrey C. O’Hara
CEO

Date: October 12, 2012	By:	/s/ Joseph P. Macaluso
Joseph P. Macaluso
Principal Accounting Officer