Form 10-Q/A
period 2011-09-30
TEL INSTRUMENT ELECTRONICS CORP
filed 2012-10-12
CIK 96885

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

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

It was determined that the New Jersey tax law change was effective for the Company’s first quarter of fiscal year 2012 ended June 30, 2011. These accounting corrections had no impact on the Company’s income before tax and solely affect the Company’s net income (loss), basic income (loss) per share and diluted income (loss) per share for the six months ended September 30, 2011. There was no effect on the quarter ended September 30, 2011. The adjustment is a non-cash item and does not affect the Company’s operating activities or cash flows from operations.

No other changes have been made.  For more current information regarding the Company, readers should refer to the more recent reports filed by the Company with the Securities and Exchange Commission.

TEL-INSTRUMENT ELECTRONICS CORPORATION

Part I.              Financial Information

Item 1.                     Financial Statements

TEL-INSTRUMENT ELECTRONICS CORPORATION
RESTATED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2011	March 31, 2011
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$932,289	$123,955
Accounts receivable, net	1,455,363	2,585,619
Unbilled government receivables	1,466,623	1,466,623
Inventories, net	2,645,818	2,970,378
Prepaid expenses and other	121,608	70,970
Deferred debt expense	108,321	108,321
Deferred income tax asset	846,955	1,131,175
Total current assets	7,576,977	8,457,041

Equipment and leasehold improvements, net	420,134	330,694
Deferred debt expenses – long-term	318,945	373,105
Deferred income tax asset – non-current	1,461,664	1,461,664
Other assets	62,670	35,235
Total assets	$9,840,390	$10,657,739

LIABILITIES & STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion long-term debt	504,617	282,798
Capital lease obligations	10,445	15,685
Accounts payable	437,241	1,598,679
Progress billings	-	424,202
Deferred revenues – current portion	23,731	28,382
Accrued payroll, vacation pay and payroll taxes	419,109	445,738
Accrued expenses	1,900,369	1,287,034
Total current liabilities	3,295,512	4,082,518

Subordinated notes payable-related parties	250,000	250,000
Capital lease obligations – long-term	57,327
Deferred revenues	8,969	15,381
Warranty Liability	429,832	366,137
Long-term debt, net of debt discount	1,744,682	1,979,114
Total liabilities	5,786,322	6,693,150

Commitments

Stockholders' equity:
Common stock, par value $.10 per share, 2,652,315 and 2,646,215 issued and outstanding as of September 30, 2011 and March 31, 2011, respectively	265,231	264,621
Additional paid-in capital	5,777,879	5,711,531
Accumulated deficit	(1,989,042)	(2,011,563)
Total stockholders' equity	4,054,068	3,964,589
Total liabilities and stockholders' equity	$9,840,390	$10,657,739

See accompanying notes to restated condensed consolidated financial statements

TEL-INSTRUMENT ELECTRONICS CORPORATION
RESTATED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010

Net sales	$3,674,354	$3,055,933	$7,664,565	$5,511,213
Cost of sales	2,191,127	1,586,698	4,319,707	2,959,598

Gross margin	1,483,227	1,469,235	3,344,858	2,551,615

Operating expenses:
Selling, general and administrative	667,874	692,631	1,466,696	1,450,675
Engineering, research and development	677,933	861,090	1,526,971	1,618,436
Total operating expenses	1,345,807	1,553,721	2,993,667	3,069,111

Income (loss) from operations	137,420	(84,486)	351,191	(517,496)

Other income (expense):
Amortization of debt discount	(13,396)	(8,745)	(26,791)	(14,514)
Amortization of debt expense	(27,080)	(6,018)	(54,160)	(6,018)
Change in fair value of common stock Warrants	104,891		(63,695)
Gain on sale of capital asset	-	-	-	3,600
Proceeds from life insurance policy	-	-	300,029	-
Interest income	101	101	194	148
Interest expense	(96,416)	(47,194)	(199,110)	(70,699)

Income (loss) before income taxes	105,520	(146,342)	307,658	(604,979)

Income tax expense (benefit)	2,204	(58,348)	285,137	(241,573)

Net income (loss)	103,316	(87,994)	22,521	(363,406)

Basic income (loss) per common share	$0.04	$(0.03)	$0.01	$(0.14)
Diluted income (loss) per common share	$0.04	$(0.03)	$0.01	$(0.14)

Weighted average shares outstanding:
Basic	2,650,063	2,622,415	2,648,608	2,619,038
Diluted	2,736,993	2,622,415	2,733,850	2,619,038

See accompanying notes to restated condensed consolidated financial statements

TEL-INSTRUMENT ELECTRONICS CORPORATION
RESTATED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months ended
	Sept 30, 2011	Sept 30, 2010
Cash flows from operating activities:
Net income (loss)	$22,521	$(363,406)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Deferred income taxes	284,220	(244,288)
Depreciation and amortization	112,265	109,447
Provision for inventory obsolescence	(260,000)	-
Gain on sale of asset	-	(3,600)
Amortization of debt discount	26,791	-
Increase in cash surrender value of life insurance	2,011	-
Gain on proceeds from life insurance policy	(300,029)	-
Change in fair value of common stock warrant	63,695	-
Non-cash stock-based compensation	46,494	49,028

Changes in assets and liabilities:
Decrease (increase) in accounts receivable	1,130,256	(1,092,481)
Decrease (increase) in inventories	584,560	(1,169,537)
(Increase) decrease in prepaid expenses & other	(50,638)	4,776
(Increase) decrease in other assets	(42,100)	8,302
(Decrease) increase in accounts payable	(1,161,438)	788,491
(Decrease) increase in accrued payroll, vacation pay & withholdings	(26,629)	145,740
Decrease in deferred revenues	(11,063)	(26,412)
(Decrease) increase in progress billings	(424,202)	446,090
Increase in accrued expenses	613,335	321,269
Net cash provided by (used in) operating activities	610,049	(1,026,581)

Cash flows from investing activities:
Proceeds from the sale of capital asset	-	3,600
Purchases of equipment	(79,772)	(93,890)
Net cash used in investing activities	(79,772)	(90,290)

Cash flows from financing activities:
Proceeds from the issuance of common stock	-	50,000
Proceeds from the exercise of stock options	20,464	9,925
Proceeds from long-term debt	-	2,500,000
Expenses associated with long-term debt	-	(527,796)
Repayment of long-term debt	(39,405)	-
Repayment of capitalized lease obligations	(15,685)	-
Proceeds from borrowings from line of credit	-	400,000
Repayment of line of credit	-	(1,000,000)
Proceeds from life insurance policy	312,683	-
Net cash provided by financing activities	278,057	1,432,129

Net increase in cash and cash equivalents	808,334	315,258
Cash and cash equivalents at beginning of period	123,955	173,048
Cash and cash equivalents at end of period	$932,289	$488,306
Taxes paid	$-	$-
Interest paid	$173,882	$49,221
Capitalized lease obligations	$67,772	$-

See accompanying notes to restated condensed consolidated financial statements

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

TEL-INSTRUMENT ELECTRONICS CORP.
NOTES TO RESTATED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 4                      Inventories, net

Inventories consist of:

	September 30, 2011	March 31, 2011

Purchased parts	$2,024,014	$2,119,957
Work-in-process	766,569	1,184,812
Finished goods	40,235	110,609
Less: Inventory reserve	(185,000)	(445,000)

	$2,645,818	$2,970,378

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

TEL-INSTRUMENT ELECTRONICS CORP.
NOTES TO RESTATED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 5                      Income (Loss) Per Share (continued)

	Six Months Ended	Six Months Ended
	September 30, 2011	September 30, 2010
Basic net income (loss) per share computation:
Net income (loss) attributable to common stockholders	$22,521	$(363,406)
Weighted-average common shares outstanding	2,648,608	2,619,038
Basic net income (loss) per share attributable to common stockholders	$0.01	$(0.14)
Diluted net income (loss) per share computation
Net income (loss) attributable to common stockholders	$22,521	$(363,406)
Weighted-average common shares outstanding	2,648,608	2,615,038
Incremental shares attributable to the assumed exercise of outstanding stock options	85,242	-
Total adjusted weighted-average shares	2,733,850	2,615,038
Diluted net income (loss) per share attributable to common stockholders	$0.01	$(0.14)

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

TEL-INSTRUMENT ELECTRONICS CORP.
NOTES TO RESTATED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 8                      Segment Information (continued)

Six Months Ended September 30, 2011	Avionics Gov’t	Avionics Comm’l.	Avionics Total	Corporate Items	Total
Net sales	6,306,883	1,357,682	7,664,565	-	7,664,565
Cost of Sales	3,501,047	818,660	4,319,707	-	4,319,707

Gross Margin	2,805,836	539,022	3,344,858	-	3,344,858

Engineering, research, and Development			1,526,971		1,526,971
Selling, general, and admin.			687,843	778,853	1,466,696
Amortization of debt discount			-	26,791	26,791
Amortization of debt expense			-	54,160	54,160
Change in fair value of common stock warrants			-	63,695	63,695
Proceeds from life insurance			-	(300,029)	(300,029)
Interest (income) expense, net			-	198,916	198,916
Total expenses			2,214,814	822,386	3,037,200

Income (loss) before income taxes			$1,130,044	$(822,386)	$307,658

Six Months Ended September 30, 2010	Avionics Gov’t	Avionics Comm’l.	Avionics Total	Corporate Items	Total
Net sales	$4,246,320	$1,264,893	$5,511,213	$-	$5,511,213
Cost of Sales	2,120,278	839,320	2,959,598	-	2,959,598

Gross Margin	2,126,042	425,573	2,551,615	-	2,551,615

Engineering, research, and Development			1,618,436	-	1,618,436
Selling, general, and admin.			695,799	$754,876	1,450,675
Gain on sale of asset			-	(3,600)	(3,600)
Amortization of debt discount				14,514	14,514
Amortization of debt expense				6,018	6,018
Interest (income) expense, net			-	70,551	70,551
Total expenses			2,314,235	842,349	3,156,594

Income (loss) before income taxes			$237,380	$(842,349)	$(604,979)

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

It was determined that the New Jersey tax law change was effective for the Company’s first quarter of fiscal year 2012 ended June 30, 2011. These accounting corrections had no impact on the Company’s income before tax and solely affect the Company’s net income (loss), basic income (loss) per share and diluted income (loss) per share for the six months ended September 30, 2011. There was no effect on the quarter ended September 30, 2011. The adjustment is a non-cash item and does not affect the Company’s operating activities or cash flows from operations.

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

	At Inception	March 31, 2011	September 30, 2011

Risk free interest rate	2.81%	3.47%	1.92%
Expected life in years	9	8.45	7.95
Expected volatility	28.51%	29.11%	41.21%
Fair market value per share	$6.70	$7.63	$7.99
Exercise price	$6.70	$6.70	$6.70
Warrant Liability	$281,656	$366,137	$429,832

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

Sales (continued)

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

Income Taxes

For the three and six months ended September 30, 2011, the Company recorded income tax provisions of $2,204 and $285,137, respectively, as compared to income tax benefits of $58,348 and $241,573 for the three and six months ended September 30, 2010. These amounts represent the effective federal and state tax rate of approximately 34.1% on the Company’s net income or loss before taxes.  The proceeds on the life insurance policy are not taxable, and the gain (loss) on the change in fair value of the common stock warrants is not deductible/taxable. In addition, in connection with the preparation of the Company’s financial statements for the period ended March 31, 2012, the Company re-evaluated certain accounting policies and procedures relating to taxes and determined that it had not properly accounted for a change in the New Jersey tax law N.J.S.A. 54:10A. Such change lowered the Company’s New Jersey tax rate, resulting in lowering the carrying value of the New Jersey net deferred tax assets and increasing the tax provision by $256,644. The restatement did not cause the Company to lose any future benefit, and the result is such that the Company will have lower New Jersey tax expenses in the future. Such change is reflected in the $285,137 tax provision noted above for the six months ended September 30, 2011.

Net Income (Loss)

As a result of the above, the Company recorded net income of $103,316 and $22,521 for the three and six months ended September 30, 2011 as compared to net losses of $87,994 and $363,406 for the three and six months ended September 30, 2010.

Item 2.                     MANAGEMENT’S DISCUSSION AND ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

Liquidity and Capital Resources

At September 30, 2011, the Company had working capital of $4,281,465as compared to $4,374,523 at March 31, 2011.

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

Notwithstanding the material weakness in accounting for income taxes, management believes that the condensed consolidated financial statements which are included in this Quarterly Report on Form 10-Q/A fairly present, in all material respects, the financial position of the Company at September 30, 2011 and March 31, 2011 and their condensed consolidated results of operations and cash flows for each of the three and six months ended September 30, 2011 and 2010 in conformity with U.S. generally accepted accounting principles.

Material Weakness and Related Remediation Initiatives

Through the efforts of management, external consultants, and our Audit Committee, we are currently in the process of executing a plan of action to remediate the material weakness identified above. We expect to complete this action plan during fiscal year 2013.

(b) Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the quarter ended September 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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