Form 10-Q/A
period 2011-12-31
TEL INSTRUMENT ELECTRONICS CORP
filed 2012-10-12
CIK 96885

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

EXPLANATORY NOTE

In connection with the preparation of the “Company’s financial statements for the period ended March 31, 2012, the Company re-evaluated certain accounting policies and procedures relating to taxes and determined that it had not properly accounted for a change in the New Jersey tax law N.J.S.A. 54:10A. Such change lowered the Company’s New Jersey tax rate, resulting in lowering the carrying value of the New Jersey net deferred tax assets and increasing the tax provision by $256,644. The restatement did not cause the Company to lose any future benefit, and the result is such that the Company will have lower New Jersey tax expenses in the future.

It was determined that the New Jersey tax law change was effective for the Company’s first quarter of fiscal year 2012 ended June 30, 2011. These accounting corrections had no impact on the Company’s income before tax and solely affect the Company’s net income (loss), basic income (loss) per share and diluted income (loss) per share for the nine months ended December 31, 2011. There was no effect on the quarter ended December 31, 2011. The adjustment is a non-cash item and does not affect the Company’s operating activities or cash flows from operations.

No other changes have been made.  For more current information regarding the Company, readers should refer to the more recent reports filed by the Company with the Securities and Exchange Commission.

TEL-INSTRUMENT ELECTRONICS CORPORATION

 PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

TEL-INSTRUMENT ELECTRONICS CORPORATION
RESTATED CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2011	March 31, 2011
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$640,170	$123,955
Accounts receivable, net	1,769,817	2,585,619
Unbilled government receivables	1,466,623	1,466,623
Inventories, net	3,785,971	2,970,378
Prepaid expenses and other	137,542	70,970
Deferred debt expense	108,321	108,321
Deferred income tax asset	869,603	1,131,175
Total current assets	8,778,047	8,457,041

Equipment and leasehold improvements, net	617,213	330,694
Deferred debt expenses – long-term	291,865	373,105
Deferred income tax asset – non-current	1,461,664	1,461,664
Other assets	56,872	35,235
Total assets	$11,205,661	$10,657,739

LIABILITIES & STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion long-term debt	522,959	282,798
Capital lease obligations	62,397	15,685
Accounts payable	1,996,916	1,598,679
Progress billings	-	424,202
Deferred revenues – current portion	19,985	28,382
Accrued payroll, vacation pay and payroll taxes	410,865	445,738
Accrued expenses	1,674,819	1,287,034
Total current liabilities	4,687,941	4,082,518

Subordinated notes payable-related parties	250,000	250,000
Capital lease obligations – long-term	166,727	-
Deferred revenues	6,342	15,381
Warranty Liability	299,399	366,137
Long-term debt, net of debt discount	1,620,638	1,979,114
Total liabilities	7,031,047	6,693,150

Commitments

Stockholders' equity:
Common stock, par value $.10 per share, 2,652,815 and 2,646,215 issued and outstanding as of December 31, 2011 and March 31, 2011, respectively	265,281	264,621
Additional paid-in capital	5,800,944	5,711,531
Accumulated deficit	(1,891,611)	(2,011,563)
Total stockholders' equity	4,174,614	3,964,589
Total liabilities and stockholders' equity	$11,205,661	$10,657,739

See accompanying notes to restated condensed consolidated financial statements.

TEL-INSTRUMENT ELECTRONICS CORPORATION
RESTATED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010

Net sales	$3,673,235	$4,261,222	$11,337,800	$9,772,435
Cost of sales	2,227,856	2,395,206	6,547,563	5,354,804

Gross margin	1,445,379	1,866,016	4,790,237	4,417,631

Operating expenses:
Selling, general and administrative	724,636	686,380	2,191,332	2,137,055
Engineering, research and development	633,136	767,366	2,160,107	2,385,802
Total operating expenses	1,357,772	1,453,746	4,351,439	4,522,857

Income (loss) from operations	87,607	412,270	438,798	(105,226)

Other income (expense):
Amortization of debt discount	(13,386)	(19,164)	(40,177)	(33,678)
Amortization of debt expense	(27,081)	(27,080)	(81,241)	(33,098)
Change in fair value of common stock warrants	130,433	(129,684)	66,738	(129,684)
Gain on sale of capital asset	500	-	500	3,600
Proceeds from life insurance policy	-	-	300,029	-
Interest income	224	71	418	219
Interest expense	(103,155)	(102,016)	(302,265)	(172,715)
Total other expense	(12,465)	(277,873)	(55,998)	(365,356)

Income (loss) before income taxes	75,142	134,397	382,800	(470,582)

Income tax expense (benefit)	(22,289)	105,385	262,848	(136,188)

Net income (loss)	97,431	29,012	119,952	(334,394)

Basic income (loss) per common share	$0.04	$0.01	$0.05	$(0.13)
Diluted income (loss) per common share	$0.04	$0.01	$0.04	$(0.13)

Weighted average shares outstanding:
Basic	2,652,864	2,626,149	2,650,032	2,621,417
Diluted	2,706,078	2,642,747	2,718,720	2,621,417

See accompanying notes to restated condensed consolidated financial statements.

TEL-INSTRUMENT ELECTRONICS CORPORATION
RESTATED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months ended
	December 31, 2011	December 31, 2010
Cash flows from operating activities:
Net income (loss)	$119,952	$(334,394)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Deferred income taxes	261,572	(138,903)
Depreciation and amortization	117,376	135,293
Allowance for bad debts	(1,200)	-
Provision for inventory obsolescence	1,971	-
Gain on sale of asset	(500)	(3,600)
Amortization of debt discount	40,177	33,678
Amortization of debt expense	81,241	33,098
Increase in cash surrender value of life insurance	2,011	-
Gain on proceeds from life insurance policy	(300,029)	-
Change in fair value of common stock warrant	(66,738)	129,684
Non-cash stock-based compensation	68,324	75,771

Changes in assets and liabilities:
Decrease (increase) in accounts receivable	817,002	(675,089)
Decrease in unbilled government receivables	-	821
Increase in inventories	(817,564)	(1,086,742)
(Increase) decrease in prepaid expenses & other	(66,572)	14,719
(Increase) decrease in other assets	(36,302)	11,056
Increase in accounts payable	398,237	740,385
(Decrease) increase in accrued payroll, vacation pay & withholdings	(34,873)	45,458
Decrease in deferred revenues	(17,436)	(30,668)
Decrease increase in progress billings	(424,202)	(69,412)
Increase in accrued expenses	387,785	52,942
Net cash provided by (used in) operating activities	530,232	(1,065,903)

Cash flows from investing activities:
Proceeds from the sale of capital asset	500	3,600
Purchases of equipment	(149,161)	(106,070)
Net cash used in investing activities	(148,661)	(102,470)

Cash flows from financing activities:
Proceeds from the issuance of common stock	-	50,000
Proceeds from the exercise of stock options	21,749	15,315
Proceeds from long-term debt	-	2,500,000
Expenses associated with long-term debt	-	(527,796)
Repayment of long-term debt	(158,493)	-
Repayment of capitalized lease obligations	(41,295)	(2,108)
Proceeds from borrowings from line of credit	-	400,000
Repayment of line of credit	-	(1,000,000)
Proceeds from life insurance policy	312,683	-
Net cash provided by financing activities	134,644	1,435,411

Net increase in cash and cash equivalents	516,215	267,038
Cash and cash equivalents at beginning of period	123,955	173,048
Cash and cash equivalents at end of period	$640,170	$440,086
Taxes paid	$-	$-
Interest paid	$269,131	$136,408
Capitalized lease obligations	$254,734	$26,387

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

TEL-INSTRUMENT ELECTRONICS CORP.
NOTES TO RESTATED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

TEL-INSTRUMENT ELECTRONICS CORP.
NOTES TO RESTATED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 5 – Income (Loss) Per Share (Continued)

	Nine Months Ended	Nine Months Ended
	December 31, 2011	December 31, 2010

Basic net income (loss) per share computation:
Net income (loss) attributable to common stockholders	$119,952	$(334,394)
Weighted-average common shares outstanding	2,650,032	2,621,417
Basic net income (loss) per share attributable to common stockholders	$0.05	$(0.13)
Diluted net income (loss) per share computation
Net income (loss) attributable to common stockholders	$119,952	$(334,394)
Weighted-average common shares outstanding	2,650,032	2,621,417
Incremental shares attributable to the assumed exercise of outstanding stock options	68,688	-
Total adjusted weighted-average shares	2,718,720	2,621,417
Diluted net income (loss) per share attributable to common stockholders	$0.04	$(0.13)

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

TEL-INSTRUMENT ELECTRONICS CORP.
NOTES TO RESTATED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

TEL-INSTRUMENT ELECTRONICS CORP.
NOTES TO RESTATED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

TEL-INSTRUMENT ELECTRONICS CORP.
NOTES TO RESTATED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

 TEL-INSTRUMENT ELECTRONICS CORP.
NOTES TO RESTATED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

It was determined that the New Jersey tax law change was effective for the Company’s first quarter of fiscal year 2012 ended June 30, 2011. These accounting corrections had no impact on the Company’s income before tax and solely affect the Company’s net income (loss), basic income (loss) per share and diluted income (loss) per share for nine months ended September 30, 2011. There was no effect on the quarter ended December 31, 2011. The adjustment is a non-cash item and does not affect the Company’s operating activities or cash flows from operations.

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

TEL-INSTRUMENT ELECTRONICS CORP.
NOTES TO RESTATED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

TEL-INSTRUMENT ELECTRONICS CORP.
NOTES TO RESTATED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

Income Taxes

For the three months ended December 31, 2011, the Company recorded an income tax benefit of $22,289, as compared to an income tax provision of $105,385 for the three months ended December 31, 2010.  For the nine months ended December 31, 2011, the Company recorded an income tax provision of $262,848, as compared to an income tax benefit of $136,188 for the nine months ended December 31, 2010.  These amounts represent the effective federal and state tax rate of approximately 34.1% on the Company’s net income or loss before taxes.  The proceeds on the life insurance policy are not taxable and the gain (loss) on the change in fair value of the common stock warrants is not deductible/taxable. In addition, in connection with the preparation of  the Company’s financial statements for the period ended March 31, 2012, the Company re-evaluated certain accounting policies and procedures relating to taxes and determined that it had not properly accounted for a change in the New Jersey tax law N.J.S.A. 54:10A. Such change lowered the Company’s New Jersey tax rate, resulting in lowering the carrying value of the New Jersey net deferred tax assets and increasing the tax provision by $256,644. The restatement did not cause the Company to lose any future benefit, and the result is such that the Company will have lower New Jersey tax expenses in the future. Such change is reflected in the $262,848 tax provision noted above for the nine months ended December 31, 2011.

Net Income (Loss)

As a result of the above, the Company recorded net income of $97,431 and $119,952, respectively, for the three and nine months ended December 31, 2011, as compared to net income of $29,012 for the three months ended December 31, 2010 and a net loss of $334,394 for the nine months ended December 31, 2010.

Liquidity and Capital Resources

At December 31, 2011, the Company had working capital of $4,090,106, as compared to $4,374,523 at March 31, 2011.

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

Notwithstanding the material weakness in accounting for income taxes, management believes that the condensed consolidated financial statements which are included in this Quarterly Report on Form 10-Q/A fairly present, in all material respects, the financial position of the Company at December 31, 2011 and March 31, 2011 and their condensed consolidated results of operations and cash flows for each of the three and nine months ended December 31, 2011 and 2010 in conformity with U.S. generally accepted accounting principles.

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

TEL-INSTRUMENT ELECTRONICS CORP.

Date: October 12, 2012	By: /s/ Jeffrey C. O’Hara
Name: Jeffrey C. O’Hara
Title: Chief Executive Officer Principal Executive Officer

Date: October 12, 2012	By: /s/ Joseph P. Macaluso
Name: Joseph P. Macaluso
Title: Principal Financial Officer Principal Accounting Officer