Form 10-Q
period 2012-09-30
TEL INSTRUMENT ELECTRONICS CORP
filed 2012-11-21
CIK 96885

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2012

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

As of November 14, 2012, there were 2,851,105 shares outstanding of the registrant’s common stock.

TEL-INSTRUMENT ELECTRONICS CORPORATION

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

TEL-INSTRUMENT ELECTRONICS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2012	March 31, 2012
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$196,270	413,195
Accounts receivable, net	860,487	1,694,636
Unbilled government receivables	1,762,254	1,780,381
Inventories, net	6,564,837	5,023,975
Prepaid expenses and other	101,514	220,255
Deferred debt expense	190,030	108,321
Deferred income tax asset	1,099,169	1,288,631
Total current assets	10,774,561	10,529,394

Equipment and leasehold improvements, net	645,553	706,870
Deferred debt expenses – long-term	210,624	264,784
Deferred income tax asset – non-current	1,753,977	948,489
Other assets	56,872	56,872
Total assets	$13,441,587	$12,506,409

LIABILITIES & STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion long-term debt	1,113,356	542,382
Capital lease obligations	70,401	64,675
Accounts payable	3,382,728	2,850,432
Progress Billings	405,551	-
Deferred revenues – current portion	18,721	34,767
Accrued payroll, vacation pay and payroll taxes	476,848	440,116
Accrued expenses	2,437,697	2,074,911
Total current liabilities	7,905,302	6,007,283

Subordinated notes payable-related parties, net of debt discount	250,000	250,000
Capital Lease Obligations	113,594	149,582
Deferred revenues	2,662	4,637
Warrant Liability	198,903	355,290
Long-term debt, net of debt discount	1,369,607	1,490,302
Total liabilities	9,840,068	8,257,094

Commitments

Stockholders' equity:
Common stock, par value $.10 per share, 2,795,549 and 2,684,215 issued and outstanding as of September 30, 2012 and March 31, 2012, respectively	279,554	268,421
Additional paid-in capital	6,361,017	5,921,441
Accumulated deficit	(3,039,052)	(1,940,547)
Total stockholders' equity	3,601,519	4,249,315
Total liabilities and stockholders' equity	$13,441,587	$12,506,409

See accompanying notes to condensed consolidated financial statements.

TEL-INSTRUMENT ELECTRONICS CORPORATION
 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
				(Restated)
Net sales	$2,394,950	$3,674,354	3,572,238	$7,664,565
Cost of sales	1,792,527	2,191,127	2,686,121	4,319,707

Gross margin	602,423	1,483,227	886,117	3,344,858

Operating expenses:
Selling, general and administrative	686,346	667,874	1,340,234	1,466,696
Engineering, research and development	548,800	677,933	1,127,404	1,526,971
Total operating expenses	1,235,146	1,345,807	2,467,638	2,993,667

Income (loss) from operations	(632,723)	137,420	(1,581,521)	351,191

Other income (expense):
Amortization of debt discount	(31,009)	(13,396)	(44,401)	(26,791)
Amortization of debt expense	(56,711)	(27,080)	(83,791)	(54,160)
Financing Costs	(26,477)	-	(26,477)	-
Change in fair value of common stock Warrants	(337)	104,891	249,057	(63,695)
Proceeds from life insurance policy	-	-	-	300,029
Interest income	13	101	13	194
Interest expense	(131,032)	(96,416)	(223,500)	(199,110)
Total other income (expense)	(245,553)	(31,900)	(129,099)	(43,533)

Income (loss) before income taxes	(878,276)	105,520	(1,710,620)	307,658

Income tax expense (benefit)	(448,571)	2,204	(612,115)	285,137

Net income (loss)	$(429,705)	$103,316	$(1,098,505)	$22,521

Basic income (loss) per common share	$(0.16)	$0.04	$(0.41)	$0.01
Diluted income (loss) per common share	$(0.16)	$0.04	$(0.41)	$0.01

Weighted average shares outstanding:
Basic	2,717,585	2,650,063	2,708,335	2,648,608
Diluted	2,717,585	2,736,993	2,708,335	2,733,850

See accompanying notes to condensed consolidated financial statements.

TEL-INSTRUMENT ELECTRONICS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended
	September 30, 2012	September 30, 2011
		(Restated)
Cash flows from operating activities:
Net loss	$(1,098,505)	$22,521
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Deferred income taxes	(616,026)	284,220
Depreciation and amortization	106,625	58,104
Provision for inventory obsolescence	-	(260,000)
Amortization of debt discount	44,401	26,791
Amortization of debt expense	83,791	54,161
Increase in cash surrender value of life insurance	-	2,011
Proceeds from life insurance policy	-	(300,029)
Warrants issued in exchange for services	26,477	-
Change in fair value of common stock warrant	(249,057)	63,695
Non-cash stock-based compensation	46,277	46,494

Changes in assets and liabilities:
Decrease in accounts receivable	834,149	1,130,256
Decrease in unbilled government receivables	18,127	-
(Increase) decrease in inventories	(1,540,862)	584,560
Decrease (increase) in prepaid expenses & other	118,741	(50,638)
Increase in other assets	-	(42,100)
Increase (decrease) in accounts payable	532,296	(1,161,438)
Increase (decrease) in accrued payroll, vacation pay & withholdings	36,732	(26,629)
Decrease in deferred revenues	(18,021)	(11,063)
Increase (decrease) increase in progress billings	405,551	(424,202)
Increase in accrued expenses	362,786	613,335
Net cash (used in) provided by operating activities	(906,518)	610,049

Cash flows from investing activities:
Purchases of equipment	(45,308)	(79,772)
Net cash used in investing activities	(45,308)	(79,772)

Cash flows from financing activities:
Proceeds from the exercise of stock options	104,430	20,464
Proceeds from the sale of common stock	300,002	-
Proceeds from long-term debt	600,000	-
Expenses associated with long-term debt	(111,340)	-
Repayment of long-term debt	(127,929)	(39,405)
Repayment of capitalized lease obligations	(30,262)	(15,685)
Proceeds from life insurance policy	-	312,683
Net cash provided by financing activities	734,901	278,057

Net (decrease) increase in cash and cash equivalents	(216,925)	808,334
Cash and cash equivalents at beginning of period	413,195	123,955
Cash and cash equivalents at end of period	$196,270	$932,289
Taxes paid	$-	$-
Interest paid	$181,903	$173,882
Capitalized lease obligations	-	67,772

See accompanying notes to condensed consolidated financial statements.

TEL-INSTRUMENT ELECTRONICS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 – Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of Tel-Instrument Electronics Corp (the “Company” or “TIC”) as of September 30, 2012, the results of operations for the three and six months ended September 30, 2012 and September 30, 2011, and statements of cash flows for the six months ended September 30, 2012 and September 30, 2011.  These results are not necessarily indicative of the results to be expected for the full year.  The financial statements have been prepared in accordance with the requirements of Form 10-Q and consequently do not include disclosures normally made in an Annual Report on Form 10-K.  The March 31, 2012 balance sheet included herein was derived from the audited financial statements included in the Company’s annual report on Form 10-K as of that date.  Accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2012.

Note 2 – Revenue Recognition – Percentage-of-Completion – ITATS (“Intermediate Level TACAN Test Set”) (AN/ARM-206)

Due to the unique nature of the ITATS program, wherein a significant portion of this contract will not be delivered for over a year, revenues under this contract are recognized on a percentage-of-completion basis, which recognizes sales and profit as they are earned, rather than at the time of shipment.  Revenues and profits are estimated using the cost-to-cost method of accounting where revenues are recognized and profits recorded based upon the ratio of costs incurred to estimate of total costs at completion.  The ratio of costs incurred to date to the estimate of total costs at completion is applied to the contract value to determine the revenues and profits.  When adjustments in estimated contract revenues or estimated costs at completion are required, any changes from prior estimates are recognized by recording adjustments in the current period for the inception-to-date effect of the changes on current and prior periods.  The Company also receives progress billings on this program, which is a funding mechanism by the government to assist contractors on long-term contracts prior to delivery.  These progress payments are applied to Unbilled Government Receivables resulting from revenues recognized under percentage-of-completion accounting.  There have been no progress billings or revenues recognized during the six months ended September 30, 2012 in connection with the ITATS program.

The AN/ARM-206 ITATS program is proceeding well with the enhancements funded by the U.S. Navy last year now finished. The Company is in the process of performing final acceptance testing on the initial prototype units and expects to secure approval on these units in calendar year 2012. The Company currently has orders for 102 units for approximately $5.3 million. It is expected that shipments will commence in the first half of calendar year 2013.

Note 3 – Accounts Receivable, net

The following table sets forth the components of accounts receivable:

	September 30, 2012	March 31, 2012
Government	$580,826	$1,272,436
Commercial	315,131	457,670
Less: Allowance for doubtful accounts	(35,470)	(35,470)
	$860,487	$1,694,636

TEL-INSTRUMENT ELECTRONICS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 4 –Inventories, net

Inventories consist of:

	September 30, 2012	March 31, 2012

Purchased parts	$4,539,202	$3,452,832
Work-in-process	2,084,641	1,725,395
Finished goods	140,994	45,748
Less: Inventory reserve	(200,000)	(200,000)

	$6,564,837	$5,023,975

Note 5 – Loss Per Share

Financial Accounting Standards Board (“FASB”) ASC 260 requires presentation of basic earnings per share (“basic EPS”) and diluted earnings per share (“diluted EPS”).

The Company’s basic income (loss) per common share is based on net income (loss) for the relevant period, divided by the weighted average number of common shares outstanding during the period.  Diluted income per common share is based on net income, divided by the weighted average number of common shares outstanding during the period, including common share equivalents, such as outstanding stock options.  Diluted loss per share for the three and six months ended September 30, 2012 do not include common stock equivalents, as these stock equivalents would be anti-dilutive.

	Three Months Ended	Three Months Ended
	September 30, 2012	September 30, 2011
Basic net income (loss) per share computation:
Net income (loss) attributable to common stockholders	$(429,705)	$	$ 103,316
Weighted-average common shares outstanding	2,717,585		2,650,063
Basic net income (loss) per share attributable to common stockholders	$(0.16)		$0.04
Diluted net income (loss) per share computation
Net income (loss) attributable to common stockholders	$(429,705)	$	$ 103,316
Weighted-average common shares outstanding	2,717,585		2,650,063
Incremental shares attributable to the assumed exercise of outstanding stock options	-		86,930
Total adjusted weighted-average shares	2.717,585		2,736,993
Diluted net income (loss) per share attributable to common stockholders	$(0.16)		$0.04

	Six Months Ended	Six Months Ended
	September 30, 2012	September 30, 2011
		(Restated)
Basic net income (loss) per share computation:
Net income (loss) attributable to common stockholders	$(1,098,505)	$22,521
Weighted-average common shares outstanding	2,708,335	2,648,608
Basic net income (loss) per share attributable to common stockholders	$(0.41)	$0.01
Diluted net income (loss) per share computation
Net income (loss) attributable to common stockholders	$(1,098,505)	$22,521
Weighted-average common shares outstanding	2,708,335	2,648,608
Incremental shares attributable to the assumed exercise of outstanding stock options	-	85,242
Total adjusted weighted-average shares	2,708,335	2,733,850
Diluted net income (loss) per share attributable to common stockholders	$(0.41)	$0.01

TEL-INSTRUMENT ELECTRONICS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 6 – Long-Term Debt

In September 2010, the Company entered into an agreement with BCA Mezzanine Fund LLP (“BCA”) to loan the Company $2,500,000 in the form of a Promissory Note (the “Note”).  The Company incurred expenses of $541,604 in connection with this loan, including legal fees, investment banking fees and other transaction fees.  These expenses are included as deferred debt expense in the accompanying balance sheet, and these expenses are amortized over the term of the loan.

The features of the Note are as follows:

(1)
The Note has a term of five (5) years with an annual interest rate of 14% on the outstanding principal amount.  Payments for the first year were interest only and amounted to $28,762 monthly.  In September 2011, the Company began making monthly payments of approximately $69,000 for interest and principal for the remaining term of the loan. BCA had agreed to allow the Company to defer principal payments for the three months ended September 30, 2012. BCA has also agreed to allow the Company to defer principal payments due on October 31 and November 30, 2012. These amounts are deferred until September 2015.

(2)
At inception, the Company issued BCA  a nine-year warrant for 136,090 shares, based upon 4.5% of the fully-diluted outstanding shares of the Company’s common stock exercisable at $6.70 per share, the average closing price of the common stock over the three days preceding the loan closing on the NYSE-Mkt Exchange.  In the event of specific major corporate events or the maturity of the five-year loan, BCA can require the Company to purchase the warrant and warrant shares at the higher of the then Exchange market price less the share exercise price, in the case of the purchase of the warrant, or five times operating income per share. In connection with the warrant issued in conjunction with the issuance of this debt, the Company recorded a debt discount and warrant liability, which is being marked to fair value at the end of each period (see Note 10 to Notes to the Condensed Consolidated Financial Statements).  The debt discount is to be amortized over the life of the loan.

(3)	Loan provisions also contain customary representations and warranties.

(4)	BCA has a lien on all of the Company’s assets. In February 2011, BCA agreed to release part of its lien on Company assets to the U.S. Government to allow for progress billings up to $1,000,000.

(5)
The Company was required to pay prepayment fees if the Company decided to prepay a portion of the principal amount during the first two years of the loan. The Company may now prepay a portion of the principal amount without any prepayment penalty.  Each payment must be not less than $25,000 or multiples of $25,000 in excess thereof.

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

(7)
The Note contains a number of affirmative and negative covenants which restrict our operations.  The BCA agreement contains a number of affirmative and negative covenants. For the quarter ended September 30, 2012, the Company was not in compliance with four covenants related to maintaining agreed upon financial ratios for fixed charges, leverage and debt service as well as a requirement for earnings before interest, taxes, depreciation and amortization (EBITDA) However, the Company received a waiver from BCA on each of the above mentioned covenants.

(8)	The Company and BCA have amended certain provisions to ease some restrictions.

TEL-INSTRUMENT ELECTRONICS CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 6 – Long-Term Debt (continued)

In consideration for the waiver for non-compliance of the financial covenants at March 31, 2012, BCA received warrants to purchase 20,000 shares of the Company’s common stock. The common stock underlying the Warrant is exercisable at a price of $3.35 per share and the Warrant expires on September 10, 2019. Determining the warrant value to be recorded requires us to develop estimates to be used in calculating the fair value of the warrant.  The fair value of the warrant is calculated using the Black-Scholes valuation model. The value of the warrant was charged to financing costs in the accompanying statement of operations in the amount of $26,477 (see Note 10).

On July 26, 2012 the Company entered into a Securities Purchase Agreement with a private investor.  Pursuant to the terms of the Purchase Agreement, the Company issued (i) a senior secured promissory note in favor of the Private Investor in the aggregate principal amount of $600,000, approximately $489,000 net of expenses, accruing interest at a rate of 14% per annum and (ii) a common stock purchase warrant to purchase 50,000 shares of the Company’s common stock, par value $0.10 per share. The Note, together with all unpaid interest and principal is due on March 31, 2013.  The Common Stock underlying the Warrant is exercisable at a price of $3.35 per share and the Warrant expires on September 10, 2019. In conjunction with the Purchase Agreement the Company entered into an (i) Investor Rights Agreement, (ii) Securities Agreement, (iii) Intercreditor Agreement and (iv) Subordination Agreement. The Company reported the foregoing on its Current Report on Form 8-K on August 3, 2012.

In connection with the warrant issued in conjunction with this debt, the Company recorded a debt discount and warrant liability, which is being marked to fair value at the end of each period (see Note 10 to Notes to the Condensed Consolidated Financial Statements).  The Company adopted the guidance of ASC 815, which requires that we mark the value of our warrant liability (see Note 10) to market and recognize the change in valuation in our statement of operations each reporting period. Determining the warrant liability to be recorded requires us to develop estimates to be used in calculating the fair value of the warrant.  The fair value of the warrant calculated using the Black-Scholes valuation model was $65,193. The corresponding debt discount is being amortized over the life of the loan.

The new note, dated July 26, 2012 with the private investor, contains a number of affirmative and negative covenants which restrict our operations.  The agreement contains a number of affirmative and negative covenants. For the quarter ended September 30, 2012, the Company was not in compliance with four covenants related to maintaining agreed upon financial ratios for fixed charges, leverage and debt service as well as a requirement for earnings before interest, taxes, depreciation and amortization (EBITDA).  However, the Company received a waiver on each of the above mentioned covenants.

Note 7 – Stock Options

The Company adopted FASB ASC 718, utilizing the modified prospective method.  FASB ASC 718 requires the measurement of stock-based compensation based on the fair value of the award on the date of grant.  Under the modified prospective method, the provisions of ASC 718 apply to all awards granted after the date of adoption.  The Company recognizes compensation cost on awards on a straight-line basis over the vesting period, typically four years.  As a result of adopting ASC 718, operations were charged $24,000 and $46,277 for three months and six months ended September 30, 2012, respectively, as compared to $22,263 and $46,494 for the three and six months ended September 30, 2011, respectively. The Company estimates the fair value of each option using the Black Scholes option-pricing model. The Company did not grant any options during the six months ended September 30, 2012 and 2011.

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

TEL-INSTRUMENT ELECTRONICS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 8 – Segment Information(continued)

The table below presents information about reportable segments within the avionics business for the three and six month periods ending September 30, 2012 and 2011:

Three Months Ended September 30, 2012	Avionics Government	Avionics Commercial	Avionics Total	Corporate Items	Total
Net sales	1,847,545	547,405	2,394,950	-	2,394,950
Cost of Sales	1,296,733	495,794	1,792,527	-	1,792,527
Gross Margin	550,812	51,611	602,423	-	602,423

Engineering, research, and development			548,800		548,800
Selling, general, and admin.			310,147	376,199	686,346
Amortization of debt discount				31,009	31,009
Amortization of debt expense				56,711	56,711
Financing costs				26,477	26,477
Change in fair value of common stock warrants				337	337
Interest expense, net				131,019	131,019
Total expenses			858,947	621,752	1,480,699

Loss before income taxes			(256,524)	(621,752)	(878,276)

Three Months Ended September 30, 2011	Avionics Government	Avionics Commercial	Avionics Total	Corporate Items	Total
Net sales	3,161,291	513,063	3,674,354	-	3,674,354
Cost of Sales	1,826,234	364,893	2,191,127	-	2,191,127

Gross Margin	1, 335,057	148,170	1,483,227	-	1,483,227

Engineering, research, and development			677,933		677,933
Selling, general, and admin.			326,027	341,847	667,874
Amortization of debt discount			-	13,396	13,396
Amortization of debt expense			-	27,080	27,080
Change in fair value of common stock warrants			-	(104,891)	(104,891)
Interest expense, net			-	96,315	96,315
Total expenses			1,003,960	373,747	1,377,707

Income (loss) before income taxes			$479,267	$(373,747)	$105,520

TEL-INSTRUMENT ELECTRONICS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 8 – Segment Information (Continued)

Six Months Ended September 30, 2012	Avionics Government	Avionics Commercial	Avionics Total	Corporate Items	Total
Net sales	2,397,509	1,174,729	3,572,238	-	3,572,238
Cost of Sales	1,571,288	1,114,833	2,686,121	-	2,686,121
Gross Margin	826,221	59,896	886,117	-	886,117

Engineering, research, and development			1,127,404		1,127,404
Selling, general, and admin.			627,137	713,097	1,340,234
Amortization of debt discount				44,401	44,401
Amortization of debt expense				83,791	83,791
Financing costs				26,477	26,477
Change in fair value of common stock warrants				(249,057)	(249,057)
Interest expense, net				223,487	223,487
Total expenses			1,754,541	842,196	2,596,737

Loss before income			(868,424)	(842,196)	(1,710,620)

Six Months Ended September 30, 2011	Avionics Gov’t	Avionics Comm’l.	Avionics Total	Corporate Items	Total
Net sales	6,306,883	1,357,682	7,664,565	-	7,664,565
Cost of Sales	3,501,047	818,660	4,319,707	-	4,319,707

Gross Margin	2,805,836	539,022	3,344,858	-	3,344,858

Engineering, research, and development			1,526,971		1,526,971
Selling, general, and admin.			687,843	778,853	1,466,696
Amortization of debt discount			-	26,791	26,791
Amortization of debt expense			-	54,160	54,160
Change in fair value of Common stock warrants			-	63,695	63,695
Proceeds from life insurance			-	(300,029)	(300,029)
Interest expense, net			-	198,916	198,916
Total expenses			2,214,814	822,386	3,037,200

Income (loss) before income taxes			$1,130,044	$(822,386)	$307,658

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

The tax effect of temporary differences, primarily net operating loss carryforwards, asset reserves and accrued liabilities, gave rise to the Company’s deferred tax asset in the accompanying September 30, 2012 and March 31, 2012 condensed consolidated balance sheets.  Deferred income taxes are recognized for the tax consequence of such temporary differences at the enacted tax rate expected to be in effect when the differences reverse (See Critical Accounting Policies – Income Taxes).

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as of September 30, 2012 and March 31, 2012.  As required by FASB ASC 820-10, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

September 30, 2012	Level I	Level II	Level III	Total
Total Assets	$-	$-	$-	$-

Warrant liability	-	-	198,903	198,903
Total Liabilities	$-	$-	$198,903	$198,903

March 31, 2012	Level I	Level II	Level III	Total
Total Assets	$-	$-	$-	$-

Warrant liability	-	-	355,290	355,290
Total Liabilities	$-	$-	$355,290	$355,290

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

Values at Inception

Date of Warrant	Expiration Date	Number of Warrants	Exercise Price	Fair Market Value Per Share	Expected Volatility	Remaining Life in Years	Risk Free Interest Rate	Warrant Liability
09-10-2010	09-10-2019	136,920	$6.70	$6.70	28.51%	9	2.81%	$267,848
09-10-2010	09-10-2015	10,416	$6.70	$6.70	28.51%	5	1.59%	$13,808
07-26-2012	09-10-2019	50,000	$3.35	$3.90	42.04%	7	0.94%	$66,193
07-26-2012	09-10-2019	20,000	$3.35	$3.90	42.04%	7	0.94%	$26,477

Values at March 31, 2012

Date of Warrant	Expiration Date	Number of Warrants	Exercise Price	Fair Market Value Per Share	Expected Volatility	Remaining Life in Years	Risk Free Interest Rate	Warrant Liability
09-10-2010	09-10-2019	136,920	$6.70	$6.33	53.19%	7.45	2.23%	$338,116
09-10-2010	09-10-2015	10,416	$6.70	$6.33	53.19%	3.45	2.23%	$17,174

TEL-INSTRUMENT ELECTRONICS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 10 – Fair Value Measurements (continued)

Values at September 30, 2012

Date of Warrant	Expiration Date	Number of Warrants	Exercise Price	Fair Market Value Per Share	Expected Volatility	Remaining Life in Years	Risk Free Interest Rate	Warrant Liability
09-10-2010	09-10-2019	136,920	$6.70	$3.72	43.48%	6.95	1.64%	$108,063
09-10-2010	09-10-2015	10,416	$6.70	$3.72	43.48%	2.95	1.59%	$3,314
07-26-2012	09-10-2019	50,000	$3.35	$3.72	43.48%	6.83	0.94%	$62,519
07-26-2012	09-10-2019	20,000	$3.35	$3.72	43.48%	6.83	0.94%	$25,007

The volatility calculation was based on the 33 months for the Company’s stock price prior to the measurement date, utilizing January 1, 2010 as the initial period, as the Company believes that this is the best indicator of future performance, and the source of the risk free interest rate is the US Treasury rate related to 10 year notes.  The exercise price is per the agreement, the fair market value is the closing price of our stock on the date of measurement, and the expected life is based on management’s current estimate of when the warrants will be exercised.  All inputs to the Black-Scholes options model are evaluated each reporting period.

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

TEL-INSTRUMENT ELECTRONICS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Note 14 – Subscription Agreements

On September 26, 2012, the Company secured an equity purchase commitment for up to $500,000 in total from the Chief Executive Officer, a director and an affiliate to the Company to be called upon at the Company’s discretion. The stock subscription agreements provide for the sale of up to $500,000 of newly issued restricted shares at a price of $3.60 per share, the closing average price of Tel’s shares following the signing of the individual stock subscription agreements. A total of $300,000 has been called upon by the Company as of September 30, 2012, and the Company issued 83,333 shares of restricted stock in exchange for this amount to the three investors with the additional $200,000 called upon in October 2012.   This financing will be used for general business purposes.

The price was determined to be fair by a Special Valuation Committee of the Board, composed of Messrs. Robert H. Walker and Robert Rice, who did not participate in this share purchase.

In November 2012, the Company received $500,000 from an investment group in exchange for 149,254 shares of newly issued Company common stock at a price of $3.35 per share. These funds will be used for general operating purposes.

Note 15 – New Accounting Pronouncements

For the six months ended September 30, 2012, there have been no significant accounting pronouncements or changes in accounting pronouncements that have become effective that are expected to have a material impact on the Company’s financial position, operations or cash flows.

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

Overview

The Company recorded sharply reduced revenues and a significant loss for the six months ended September 30, 2012 due mainly to the limited production on the CRAFT 708 program and delays in securing a production release on the TS-4530A program from the Army.

The production delays on the CRAFT and TS-4530A programs have negatively impacted the Company’s cash flow. As such, the Company secured additional short-term financing in July for $600,000, received a progress payment from the government on the CRAFT program for approximately $990,000 (approximately $584,000 had been repaid as of September 30, 2012), received an equity purchase for $500,000 from the Company’s Chief Executive Officer, a director and an affiliate to the Company, and in November 2012 received approximately $500,000 from an investment group in exchange for approximately 149,250 shares. Based on expected production releases, the Company believes that it will have adequate liquidity, and backlog to fund operating plans for at least the next twelve months.  Currently, the Company has no material future capital expenditure requirements.

If the Company is unable to obtain production releases within a reasonable period of time and/or our vendors or lenders begin to pursue legal action demanding payments, it would result in a material adverse effect on the Company’s operations and its ability to pay its obligations. As such, the Company may need to pursue additional sources of financing and/or additional progress payments.

CRAFT “Communications/Navigation (COMM/NAV) Radio Frequency (RF) Avionics Flight line Tester”) (AN/USM-708 and AN/USM-719) with the U.S. Navy

In March 2012, the U.S. Navy placed a temporary hold on CRAFT 708 production shipments to correct issues discovered in prior CRAFT 719 deliveries and incorporate the final AIMS approved software configuration which includes several product enhancements. The U.S. Navy requested that the Company perform a Root Cause Analysis on the issues seen in the CRAFT 719 units. On June 14, 2012, the U.S. Navy, based upon observations at the Company’s facility, indicated that the Company’s Root Cause Analysis was adequate and that the Company has made progress in addressing the quality issues found in the production of the CRAFT units. As a result, the U.S. Navy granted the Company permission to resume limited production, a combination of new units and rework units. The U.S. Navy continues to monitor the production of these units.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview (continued)

The U.S. Navy has been satisfied with the production results, and, as such, has approved a substantial increase in production levels for the month of November 2012. This will help the Company’s cash flow, and the Company expects to resume full rate production in the next few months. As of September 30, 2012, the Company had approximately $11,700,000 in orders for this program.

The issues identified with the CRAFT units required that all CRAFT 719 and CRAFT 708 units be updated with revised software and that TIC will revalidate all of the 460 ship-in-place units at TIC before they are shipped to the customer. (These ship-in-place units had been built and paid for by the U.S. Navy but could not be shipped to the field due to regulatory restrictions.)  TIC and the U.S. Navy have finalized the upgraded test procedure for these units. The test procedure needed to be upgraded to reflect the extensive changes to the units over the last few years. The U.S. Navy has also verified and approved these new test procedures and reviewed TIC’s quality assurance procedures. The U.S. Navy has also indicated that additional foreign military sales (“FMS”) are expected for the CRAFT product, and the Company is also actively quoting orders for other customers. The CRAFT unit recently received a Stage Four approval from the FAA, and the Company will shortly begin full-rate deployment to the U.S. Navy.

TS-4530 IFF test set with the U.S. Army Aviation and Missile Command (continued)

The TS-4530A program has been essentially complete from a design standpoint. The Mode 5 conversion kits and new IFF test sets will incorporate Tel’s proprietary electronics and IFF technology in addition to Mode S Enhanced Surveillance (”EHS”) and Automatic Dependent Surveillance - Broadcast (“ADS-B”) test functionality. In August 2012 the U.S. Army completed its production assurance review. This production assurance review went very well, and represented an important event with respect to entering full rate production phase of this program. This product continues to undergo final testing, and the Company needs the Department of Defense (DOD) AIMS Program Office to approve its TS-4530A Flight Line Test Set authorizing its use for Mark XIIA IFF (“Identification Friend and Foe”), Mode S (ELS/EHS/ADS-B) and TCAS systems.  Once approved, TIC and the U.S. Army will work together to secure timing on a full production release for this program. The Company expects to secure this approval within the next few months. On August 14, 2012, the U.S. Army released an order for 30 TS-4530A low rate initial production (“LRIP”) Kits. The TS-4530A program is a critical program with almost $20,000,000 of booked production orders which will help drive TIC’s revenue growth and profitability.

At September 30, 2012, the Company’s backlog was approximately $38,000,000 as compared to approximately $46,700,000 at September 30, 2011.

Results of Operations

Sales

For the three and six months ended September 30, 2012, sales decreased $1,279,404 (34.8%) and $4,092,237 (53.4%), respectively, to $2,394,950 and $3,572,238 for the three and six months ended September 30, 2012 as compared to $3,674,354 and $7,664,565 for the same periods in the prior year.

Avionics Government sales decreased $1,313,746 (41.6%) and $3,909,374 (62.0%), respectively, to $1,847,545 and $2,397,509 for the three and six months September 30, 2012, as compared to $3,161,291 and $6,306,883 for the same periods last year.  This decrease in Avionics Government sales is due mainly to a temporary hold in CRAFT 708 production shipments to correct issues discovered in prior CRAFT 719 deliveries and incorporate the final AIMS approved software configuration which includes several product enhancements. TIC also continues to experience delays in securing a production release on the TS-4530A program from the Army. The Company continues to work closely with the Navy and the Army to secure production releases on the CRAFT and TS-4530A programs and is optimistic that this will occur in the near term.

Commercial sales increased $34,342 (6.7%) to $547,405 for the three months ended September 30, 2012 as compared to $513,063 for the three months ended September 30, 2012. This increase is mostly due to the timing of the deliveries and is not considered to be a trend.  Commercial sales decreased $182,953 (13.5%) to $1,174,729 for the six months ended September 30, 2012, as compared to $1,357,682 in the same period in the prior year.   This decrease is due to lower sales of the TR-220 and from overhaul and repairs. This decrease is due to economic conditions in the commercial market which remains depressed.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations (continued)

Gross Margin

Gross margin decreased $880,804 (59.4%) and $2,458,741 (73.5%), respectively to $602,423 and $886,117 for the three and six months ended September 30, 2012 as compared to $1,483,227 and $3,344,858 for the same periods in the prior fiscal year.  Gross profit was materially affected by the lower sales volume due to the temporary hold in CRAFT 708 production shipments and the delay in securing a production release on the TS-4530A program.  The gross margin percentage for the three months ended September 30, 2012 was 25.2%, as compared to 40.4%, for the three months ended September 30, 2011.  The gross margin percentage for the six months ended September 30, 2012 was 24.8%, as compared to 43.6%, for the six months ended September 30, 2011.

Operating Expenses

Selling, general and administrative expenses increased $18,472 (2.8%) to $686,346 for the three months ended September 30, 2012, as compared to $667,874 for the three months ended September 30, 2011.  This increase is attributed mainly to higher outside commissions, and professional fees offset partially by lower salaries. Selling, general and administrative expenses increased $126,462 (8.6%) to $1,340,234 for the six months ended September 30, 2012, as compared to $1,466,696 for the six months ended September 30, 2011.  This decrease is attributed mainly to lower marketing consulting, outside commissions, salaries and no accrued bonus compensation expense for the period.

Engineering, research and development expenses decreased $129,133 (19.0%) and $399,567 (26.2%), respectively, to $548,800 and $1,127,404 for the three and six months ended September 30, 2012 as compared to $677,933 and $1,526,971 for the three and six months ended September 30, 2011, primarily as a result of a decrease in salaries and consulting fees as a result of the Company finalizing the engineering efforts on the CRAFT and TS-4530A programs.

Other Income (Expense), Net

For the three months ended September 30, 2012, total other expense was $245,553, as compared to other expense of $31,900 for the three months ended September 30, 2011. This increase is the result of higher interest expense and the amortization related to debt expenses. Additionally, for the three months ended September 30, 2012, the Company recorded a loss of $337 on the valuation of common stock warrants as compared to a gain of $104,891 for the three months ended September 30, 2011.  For the six months ended September 30, 2012, the Company's total other expense was $129,099 as compared to other expense of $43,533 for the six months ended September 30, 2011. For the six months ended September 30, 2012, the Company recorded a gain on valuation of the common stock warrants of $249,057 as compared to a loss of $63,695 for the six months ended September 30, 2011. The Company also reported higher interest and amortization expense for this period. This was offset partially by the proceeds from a life insurance policy during the six months ended September 30, 2011 in the amount of $300,029.

Income (Loss) before Income Taxes

As a result of the above, the Company recorded a loss before income taxes of $878,276 for the three months ended September 30, 2012, as compared to income before taxes of $105,520 for the three months ended September 30, 2011.  The Company also recorded a loss before income taxes of $1,710,620 for the six months ended September 30, 2012, as compared to income before taxes of $307,658 for the six months ended September 30, 2011.

Income Taxes

For the six months ended September 30, 2012, the Company recorded an income tax benefit of $612,115 as compared to an income tax provision of $285,137 for the six months ended September 30, 2011.  For the six months ended September 30, 2012 the amount represents the statutory federal and state tax rate on the Company’s loss before taxes.  The state and local deferred tax provision was increased for the year ended March 31, 2012 as a result of a change in New Jersey tax law which, in substance, lowered the New Jersey tax rate, which resulted in lowering the carrying value of the New Jersey net deferred tax assets and net income by $394,604 and $256,644, respectively. The New Jersey tax law change was effective for the first quarter of fiscal year 2012, ending June 30, 2011. As such, the six months ended September 30, 2011 statement of operations included herein has been restated to reflect the adjustment to the income tax provision and net income. The change has also been reported on Form 8-K. The Company did not lose any future benefit, and the result is such that the Company will have lower NJ tax expense in the future.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Net Income (Loss)

As a result of the above, the Company recorded a net loss of $429,705 for the three months ended September 30, 2012, as compared to net income of $103,316 for the three months ended September 30, 2011. The Company also recorded a net loss of $1,098,505 for the six months ended September 30, 2012, as compared to net income of $22,521 for the six months ended September 30, 2011

Liquidity and Capital Resources

At September 30, 2012, the Company had net working capital of $2,869,259, as compared to $4,522,111 at March 31, 2012. This change is primarily the result of the reduction in accounts receivable as a result of the lower sales.

During the six months ended September 30 2012, the Company’s cash balances decreased by $216,925 to $196,270.  The Company’s principal sources and uses of funds were as follows:

Cash provided by/used in operating activities. For the six months ended September 30, 2012, the Company used $906,518 in cash for operations as compared to providing $610,049 in cash from operations for the six months ended September 30, 2011.  This decrease is primarily attributed to the lower operating income and increase in inventories offset partially by the increase in accounts payable and accrued expenses.

Cash used in investing activities.  For the six months ended September 30, 2012, the Company used $45,308 of its cash for investing activities, as compared to $79,772 for the six months ended September 30, 2011 as result of lower purchases of equipment..

Cash provided by financing activities. Net cash provided by financing activities for the six months ended September 30, 2012 was $734,901, as compared to providing $278,057 for the three months ended September 30, 2011.  This increase was primarily the result of proceeds from the sale of common stock and proceeds from the issuance of long-term debt for the six months ended September 30, 2012.

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

On certain government contracts the Company has been granted progress payments from the government, which allows the Company to bill and collect a portion of its incurred costs on long-term programs before shipment of units, thus helping to fund the costs of these programs. In August 2012, the Company received a progress payment in the amount of $990,000.

On September 26, 2012, the Company secured an equity purchase commitment for up to $500,000 in total from the Chief Executive Officer, a director and an affiliate to the Company to be called upon at the Company’s discretion. The stock subscription agreements provide for the sale of up to $500,000 of newly issued restricted shares at a price of $3.60 per share, the closing average price of Tel’s shares following the signing of the individual stock subscription agreements. A total of $300,000 has been called upon by the Company as of September 30, 2012, and the Company issued 83,333 shares of restricted stock in exchange for this amount to the three investors with the additional $200,000 called upon in October 2012.   This financing will be used for general business purposes. The price was determined to be fair by a Special Valuation Committee of the Board, composed of Messrs. Robert H. Walker and Robert Rice, who did not participate in this share purchase.

In November 2012, the Company received approximately $500,000 from an investment group for 149,254 shares at $3.35 per share.

The Company believes that it has adequate liquidity, based on its backlog, to fund operating plans for at least the next twelve months. If the Company is unable to obtain production releases within a reasonable period of time and/or our vendors or lenders begin to pursue legal action demanding payments, it would result in a material adverse effect on the Company’s operations and its ability to pay its obligations. As such, the Company may need to pursue additional sources of financing and/or additional progress payments.

There was no significant impact on the Company’s operations as a result of inflation for the six months ended September 30, 2012.  These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2012, filed with the SEC on July 16, 2012.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Off-Balance Sheet Arrangements

As of September 30, 2012, the Company had no off-balance sheet arrangements.

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

Notwithstanding the material weakness in accounting for income taxes, management believes that the condensed consolidated financial statements which are included in this Quarterly Report on Form 10-Q fairly present, in all material respects, the financial position of the Company at September 30, 2012 and March 31, 2012 and their condensed consolidated results of operations  for each of the three and six months ended September 30, 2012 and 2011, and its cash flows for the six months ended September 30, 2012 and 2011 in conformity with U.S. generally accepted accounting principles.

Material Weakness and Related Remediation Initiatives

Through the efforts of management, external consultants, and our Audit Committee, we are currently in the process of executing a plan of action to remediate the material weakness identified above.  We expect to complete this action plan during fiscal year 2013.

(b) Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the quarter ended September 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On September 26, 2012, the Company secured an equity purchase commitment for up to an aggregate of  $500,000 from the Chief Executive Officer, a director and an affiliate to the Company to be called upon at the Company’s discretion.

The stock subscription agreements provide for the sale of up to $500,000 of newly issued restricted shares at a price of $3.60 per share, the closing average price of Tel’s shares following the signing of the individual stock subscription agreements. A total of $300,000 has been called upon by the Company as of September 30, 2012, and the Company issued 83,333 shares of restricted stock in exchange for this amount to the three investors with the additional $200,000 called upon in October 2012.   This financing will be used for general business purposes.

The price was determined to be fair by a Special Valuation Committee of the Board, composed of Messrs. Robert H. Walker and Robert Rice, who did not participate in this share purchase.

In November 2012, the Company received approximately $500,000 from an investment group for 149,254 shares at $3.35 per share.

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

TEL-INSTRUMENT ELECTRONICS CORP.

Date: November 21, 2012	By:	/s/ Jeffrey C. O’Hara
Name: Jeffrey C. O’Hara
Title: Chief Executive Officer Principal Executive Officer

Date: November 21, 2012	By:	/s/ Joseph P. Macaluso
Name: Joseph P. Macaluso
Title: Principal Financial Officer Principal Accounting Officer