Form 10-Q
period 2012-12-31
TEL INSTRUMENT ELECTRONICS CORP
filed 2013-02-19
CIK 96885

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2012

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

As of February 18, 2013, there were 3,011,739 shares outstanding of the registrant’s common stock.

TEL-INSTRUMENT ELECTRONICS CORP

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

TEL-INSTRUMENT ELECTRONICS CORP
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2012	March 31, 2012
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$98,794	413,195
Accounts receivable, net	652,916	1,694,636
Unbilled government receivables	1,051,657	1,780,381
Inventories, net	6,804,031	5,023,975
Prepaid expenses and other	93,874	220,255
Deferred debt expense	148,727	108,321
Deferred income tax asset	1,099,169	1,288,631
Total current assets	9,949,168	10,529,394

Equipment and leasehold improvements, net	607,546	706,870
Deferred debt expenses – long-term	183,544	264,784
Deferred income tax asset – non-current	2,057,765	948,489
Other assets	56,872	56,872
Total assets	12,854,895	12,506,409

LIABILITIES & STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion long-term debt	1,187,534	542,382
Capital lease obligations – current portion	72,023	64,675
Accounts payable	4,373,431	3,223,291
Deferred revenues – current portion	24,426	34,767
Accrued payroll, vacation pay and payroll taxes	369,455	440,116
Accrued expenses	1,174,606	1,702,052
Total current liabilities	7,201,475	6,007,283

Subordinated notes payable-related parties	250,000	250,000
Capital lease obligations	94,607	149,582
Deferred revenues	1,853	4,637
Warrant liability	200,634	355,290
Long-term debt, net of debt discount	1,333,377	1,490,302
Total liabilities	9,081,946	8,257,094

Commitments

Stockholders' equity:
Common stock, par value $.10 per share, 3,000,639 and 2,684,215 issued and outstanding as of December 31, 2012 and March 31, 2012, respectively	300,061	268,421
Additional paid-in capital	7,057,117	5,921,441
Accumulated deficit	(3,584,229)	(1,940,547)
Total stockholders' equity	3,772,949	4,249,315
Total liabilities and stockholders' equity	$12,854,895	$12,506,409

See accompanying notes to condensed consolidated financial statements.

TEL-INSTRUMENT ELECTRONICS CORP
 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011
				(Restated)
Net sales	$2,350,020	$3,673,235	5,922,258	$11,337,800
Cost of sales	1,896,652	2,227,856	4,582,773	6,547,563

Gross margin	453,368	1,445,379	1,339,485	4,790,237

Operating expenses:
Selling, general and administrative	587,146	724,636	1,927,380	2,191,332
Engineering, research and development	481,055	633,136	1,608,459	2,160,107
Total operating expenses	1,068,201	1,357,772	3,535,839	4,351,439

Income (loss) from operations	(614,833)	87,607	(2,196,354)	438,798

Other income (expense):
Amortization of debt discount	(37,948)	(13,386)	(82,349)	(40,177)
Amortization of debt expense	(68,384)	(27,081)	(152,175)	(81,241)
Financing Costs	(21,441)	-	(47,918)	-
Change in fair value of common stock warrants	19,710	130,433	268,767	66,738
Gain on sale of capital asset	-	500	-	500
Proceeds from life insurance policy	-	-	-	300,029
Interest income	420	224	433	418
Interest expense	(126,489)	(103,155)	(349,989)	(302,265)
Total other income (expense)	(234,132)	(12,465)	(363,231)	(55,998)

Income (loss) before income taxes	(848,965)	75,142	(2,559,585)	382,800

Income tax expense (benefit)	(303,788)	(22,289)	(915,903)	262,848

Net income (loss)	$(545,177)	$97,431	$(1,643,682)	$119,952

Basic income (loss) per common share	$(0.19)	$0.04	$(0.59)	$0.05
Diluted income (loss) per common share	$(0.19)	$0.04	$(0.59)	$0.04

Weighted average shares outstanding:
Basic	2,912,516	2,652,864	2,776,643	2,650,032
Diluted	2,912,516	2,706,078	2,776,643	2,718,720

See accompanying notes to condensed consolidated financial statements.

TEL-INSTRUMENT ELECTRONICS CORP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended
	December 31, 2012	December 31, 2011
		(Restated)
Cash flows from operating activities:
Net income (loss)	$(1,643,682)	$119,952
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Deferred income taxes	(919,814)	261,572
Depreciation and amortization	160,140	117,376
Allowance for bad debts	-	(1,200)
Provision for inventory obsolescence	-	1,971
Gain on sale of asset	-	(500)
Amortization of debt discount	82,349	40,177
Amortization of debt expense	152,174	81,241
Increase in cash surrender value of life insurance	-	2,011
Proceeds from life insurance policy	-	(300,029)
Warrants issued in exchange for services	47,918	-
Change in fair value of common stock warrant	(268,767)	(66,738)
Non-cash stock-based compensation	62,884	68,324

Changes in assets and liabilities:
Decrease in accounts receivable	1,041,720	817,002
Decrease in unbilled government receivables	728,724	-
Increase in inventories	(1,780,056)	(817,564)
Decrease (increase) in prepaid expenses & other	126,381	(66,572)
Increase in other assets	-	(36,302)
Increase in accounts payable	1,150,140	876,047
Decrease in accrued payroll, vacation pay & withholdings	(70,661)	(34,873)
Decrease in deferred revenues	(13,125)	(17,436)
Increase (decrease) increase in progress billings	-	(424,202)
Decrease in accrued expenses	(527,446)	(90,025)
Net cash (used in) provided by operating activities	(1,671,121)	530,232

Cash flows from investing activities:
Proceeds from the sale of capital asset	-	500
Purchases of equipment	(60,816)	(149,161)
Net cash used in investing activities	(60,816)	(148,661)

Cash flows from financing activities:
Proceeds from the exercise of stock options	104,430	21,749
Proceeds from the sale of common stock	1,000,002	-
Proceeds from long-term debt	600,000	-
Expenses associated with long-term debt	(111,340)	-
Repayment of long-term debt	(127,929)	(158,493)
Repayment of capitalized lease obligations	(47,627)	(41,295)
Proceeds from life insurance policy	-	312,683
Net cash provided by financing activities	1,417,536	134,644

Net (decrease) increase in cash and cash equivalents	(314,401)	516,215
Cash and cash equivalents at beginning of period	413,195	123,955
Cash and cash equivalents at end of period	$98,794	$640,170
Taxes paid	$-	$-
Interest paid	$261,413	$269,131
Capitalized lease obligations	$-	$254,734

See accompanying notes to condensed consolidated financial statements.

TEL-INSTRUMENT ELECTRONICS CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 – Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of Tel-Instrument Electronics Corp (the “Company” or “TIC”) as of December 31, 2012, the results of operations for the three and nine months ended December 31, 2012 and December 31, 2011, and statements of cash flows for the nine months ended December 31, 2012 and December 31, 2011.  These results are not necessarily indicative of the results to be expected for the full year.  The financial statements have been prepared in accordance with the requirements of Form 10-Q and consequently do not include disclosures normally made in an Annual Report on Form 10-K.  The March 31, 2012 balance sheet included herein was derived from the audited financial statements included in the Company’s annual report on Form 10-K as of that date.  Accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2012.

Note 2 – Revenue Recognition – Percentage-of-Completion – ITATS (“Intermediate Level TACAN Test Set”) (AN/ARM-206)

Due to the unique nature of the ITATS program, wherein a significant portion of this contract will not be delivered for over a year, revenues under this contract are recognized on a percentage-of-completion basis, which recognizes sales and profit as they are earned, rather than at the time of shipment.  Revenues and profits are estimated using the cost-to-cost method of accounting where revenues are recognized and profits recorded based upon the ratio of costs incurred to estimate of total costs at completion.  The ratio of costs incurred to date to the estimate of total costs at completion is applied to the contract value to determine the revenues and profits.  When adjustments in estimated contract revenues or estimated costs at completion are required, any changes from prior estimates are recognized by recording adjustments in the current period for the inception-to-date effect of the changes on current and prior periods.  The Company also receives progress billings on this program, which is a funding mechanism by the government to assist contractors on long-term contracts prior to delivery.  These progress payments are applied to Unbilled Government Receivables resulting from revenues recognized under percentage-of-completion accounting.  There have been no progress billings or revenues recognized during the nine months ended December 31, 2012 in connection with the ITATS program.

The AN/ARM-206 ITATS program is proceeding well with the enhancements funded by the U.S. Navy last year now finished. The Company has completed final acceptance testing on the initial prototype units and has secured approval on these units in February 2012. The Company is currently undergoing its Production Readiness Review with the U.S. Navy.  The Company currently has orders for 102 units for approximately $5.3 million. It is expected that shipments will commence in the first half of calendar year 2013.

Note 3 – Accounts Receivable, net

The following table sets forth the components of accounts receivable:

	December 31, 2012	March 31, 2012
Government	$338,924	$1,272,436
Commercial	349,462	457,670
Less: Allowance for doubtful accounts	(35,470)	(35,470)
	$652,916	$1,694,636

Note 4 –Inventories, net

Inventories consist of:

	December 31, 2012	March 31, 2012

Purchased parts	$5,201,484	$3,452,832
Work-in-process	1,791,992	1,725,395
Finished goods	10,555	45,748
Less: Inventory reserve	(200,000)	(200,000)

	$6,804,031	$5,023,975

TEL-INSTRUMENT ELECTRONICS CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 5 – Loss Per Share

Financial Accounting Standards Board (“FASB”) ASC 260 requires presentation of basic earnings per share (“basic EPS”) and diluted earnings per share (“diluted EPS”).

The Company’s basic income (loss) per common share is based on net income (loss) for the relevant period, divided by the weighted average number of common shares outstanding during the period.  Diluted income per common share is based on net income, divided by the weighted average number of common shares outstanding during the period, including common share equivalents, such as outstanding stock options.  Diluted loss per share for the three and nine months ended December 31, 2012 does not include common stock equivalents, as these stock equivalents would be anti-dilutive.

	Three Months Ended	Three Months Ended
	December 31, 2012	December 31, 2011
Basic net income (loss) per share computation:
Net income (loss) attributable to common stockholders	$(545,177)	$97,431
Weighted-average common shares outstanding	2,912,516	2,652,864
Basic net income (loss) per share attributable to common stockholders	$(0.19)	$0.04
Diluted net income (loss) per share computation
Net income (loss) attributable to common stockholders	$(545,177)	$ $ 97,431
Weighted-average common shares outstanding	2,912,516	2,652,864
Incremental shares attributable to the assumed exercise of outstanding stock options	-	53,214
Total adjusted weighted-average shares	2,912,516	2,706,078
Diluted net income (loss) per share attributable to common stockholders	$(0.19)	$0.04

	Nine Months Ended	Nine Months Ended
	December 31, 2012	December 31, 2011
		(Restated)
Basic net income (loss) per share computation:
Net income (loss) attributable to common stockholders	$(1,643,682)	$119,952
Weighted-average common shares outstanding	2,776,643	2,650,032
Basic net income (loss) per share attributable to common stockholders	$(0.59)	$0.05
Diluted net income (loss) per share computation
Net income (loss) attributable to common stockholders	$(1,643,682)	$119,952
Weighted-average common shares outstanding	2,776,643	2,650,032
Incremental shares attributable to the assumed exercise of outstanding stock options	-	68,688
Total adjusted weighted-average shares	2,776,643	2,718,720
Diluted net income (loss) per share attributable to common stockholders	$(0.59)	$0.04

TEL-INSTRUMENT ELECTRONICS CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 6 – Long-Term Debt

In September 2010, the Company entered into an agreement with BCA Mezzanine Fund LLP (“BCA”) to loan the Company $2,500,000 in the form of a Promissory Note (the “Note”).  The Company incurred expenses of $541,604 in connection with this loan, including legal fees, investment banking fees and other transaction fees.  These expenses are included as deferred debt expense in the accompanying balance sheet, and these expenses are being amortized over the term of the loan.

The features of the Note are as follows:

(1)
The Note has a term of five (5) years with an annual interest rate of 14% on the outstanding principal amount.  Payments for the first year were interest only and amounted to $28,762 monthly.  In September 2011, the Company began making monthly payments of approximately $69,000 for interest and principal for the remaining term of the loan. BCA had agreed to allow the Company to defer principal payments for the three months ended September 30, 2012. BCA has also agreed to allow the Company to defer principal payments due on October 31 and November 30, 2012. These amounts are deferred until September 2015. BCA has also agreed to allow the Company to defer principal payments due on December 31, 2012 and January 31, 2013 to February 2013.

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

(7)
The Note contains a number of affirmative and negative covenants which restrict our operations.  The BCA agreement contains a number of affirmative and negative covenants. For the quarter ended December 31, 2012, the Company was not in compliance with four covenants related to maintaining agreed upon financial ratios for fixed charges, leverage and debt service as well as a requirement for earnings before interest, taxes, depreciation and amortization (EBITDA) However, the Company received a waiver from BCA on each of the above mentioned covenants.

(8)	The Company and BCA have amended certain provisions to certain restrictions.

TEL-INSTRUMENT ELECTRONICS CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 6 – Long-Term Debt (continued)

In consideration for the waiver for non-compliance of the financial covenants at March 31, 2012, BCA received warrants to purchase 20,000 shares of the Company’s common stock. The common stock underlying the warrant are exercisable at a price of $3.35 per share and the warrants expire on September 10, 2019. Determining the warrant value to be recorded requires us to develop estimates to be used in calculating the fair value of the warrant.  The fair value of the warrant is calculated using the Black-Scholes valuation model. The value of the warrant was charged to financing costs in the accompanying statement of operations in the amount of $26,477 for the nine months ended December 31, 2012 (see Note 10).

In consideration for the waiver for non-compliance of the financial covenants as September 30, 2012 and for the deferral of principal payments due on October 31 and November 30, 2012 to the end of the term of the loan (maturity), BCA received warrants to purchase 20,000 shares of the Company’s common stock. The common stock underlying the warrants are exercisable at a price of $3.56 per share and the warrant expire on September 10, 2019. Determining the warrant value to be recorded requires us to develop estimates to be used in calculating the fair value of the warrant.  The fair value of the warrant is calculated using the Black-Scholes valuation model. The value of the warrant was charged to financing costs in the accompanying statement of operations in the amount of $21,441 for the three and nine months ended December 31, 2012 (see Note 10).

In consideration for the waiver for non-compliance of the financial covenants as December 31, 2012 and for the deferral of principal payments due on December 31, 2012 and January 31, 2013, BCA received warrants to purchase 20,000 shares of the Company’s common stock. The common stock underlying the warrant is exercisable at a price of $3.58 per share and the warrants expire on September 10, 2019. Fair value of the warrant is calculated using the Black-Scholes valuation model. The value of the warrant is $23,714. In addition, the Company agreed to pay an additional closing fee of 1% of the original principal in the amount of $25,000.

On July 26, 2012 the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with a private investor (the “Private Investor”).  Pursuant to the terms of the Purchase Agreement, the Company issued (i) a senior secured promissory note in favor of the Private Investor in the aggregate principal amount of $600,000, approximately $489,000 net of expenses, accruing interest at a rate of 14% per annum and (ii) a common stock purchase warrant to purchase 50,000 shares of the Company’s common stock, par value $0.10 per share. The Note, together with all unpaid interest and principal is due on March 31, 2013.  The common stock underlying the warrant is exercisable at a price of $3.35 per share and the warrant expires on September 10, 2019. In conjunction with the Purchase Agreement the Company entered into an (i) Investor Rights Agreement, (ii) Securities Agreement, (iii) Intercreditor Agreement and (iv) Subordination Agreement. The Company reported the foregoing on its Current Report on Form 8-K on August 3, 2012.

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

The new promissory note, dated July 26, 2012 with the Private Investor, contains a number of affirmative and negative covenants which restrict our operations.  The agreement contains a number of affirmative and negative covenants. For the quarter ended December 31, 2012, the Company was not in compliance with four covenants related to maintaining agreed upon financial ratios for fixed charges, leverage and debt service as well as a requirement for earnings before interest, taxes, depreciation and amortization (EBITDA).  However, the Company received a waiver on each of the above mentioned covenants.

Note 7 – Stock Options

The Company adopted FASB ASC 718, utilizing the modified prospective method.  FASB ASC 718 requires the measurement of stock-based compensation based on the fair value of the award on the date of grant.  Under the modified prospective method, the provisions of ASC 718 apply to all awards granted after the date of adoption.  The Company recognizes compensation cost on awards on a straight-line basis over the vesting period, typically four years.  As a result of adopting ASC 718, operations were charged $16,607 and $62,884 for three months and nine months ended December 31, 2012, respectively, as compared to $21,830 and $68,324 for the three and nine months ended December 31, 2011, respectively. The Company estimates the fair value of each option using the Black Scholes option-pricing model with the following weighted-average assumptions: expected dividend yield of 0.0%, risk-free interest rate of 0.86% to 1.08%, volatility at 36.07% to 36.63% of the Company’s stock, and an expected life of 5 years for options granted for the nine months ended December 31, 2011. The Company estimates forfeiture rate based on historical data.  Based on an analysis of historical information, the Company applied a forfeiture rate of 8%. The Company did not grant any options during the nine months ended December 31, 2012.

TEL-INSTRUMENT ELECTRONICS CORP
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

The table below presents information about reportable segments within the avionics business for the three and nine month periods ending December 31, 2012 and 2011:

Three Months Ended December 31, 2012	Avionics Government	Avionics Commercial	Avionics Total	Corporate Items	Total
Net sales	1,828,941	521,079	2,350,020	-	2,350,020
Cost of Sales	1,480,584	416,068	1,896,652	-	1,896,652
Gross Margin	348,357	105,011	453,368	-	453,368

Engineering, research, and development			481,055		481,055
Selling, general and administrative			264,627	322,519	587,146
Amortization of debt discount				37,948	37,948
Amortization of debt expense				68,384	68,384
Financing costs				21,441	21,441
Change in fair value of common stock warrants				(19,710)	(19,710)
Interest expense, net				126,069	126,069
Total expenses			745,682	556,651	1,302,333

Loss before income taxes			(292,314)	(556,651)	(848,965)

Three Months Ended December 31, 2011	Avionics Government	Avionics Commercial	Avionics Total	Corporate Items	Total
Net sales	3,163,220	510,015	3,673,235	-	3,673,235
Cost of Sales	1,841,826	386,030	2,227,856	-	2,227,856
Gross Margin	1,321,394	123,985	1,445,379	-	1,445,379

Engineering, research, and development			633,136		633,136
Selling, general and administrative			358,388	366,248	724,636
Amortization of debt discount			-	13,386	13,386
Amortization of debt expense			-	27,081	27,081
Financing costs			-	-	-
Change in fair value of common stock warrants			-	(130,433)	(130,433)
Interest expense, net			-	102,431	102,431
Total expenses			991,524	378,713	1,370,237

Income (loss) before income taxes			$453,855	$(378,713)	$75,142

TEL-INSTRUMENT ELECTRONICS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 8 – Segment Information (Continued)

Nine Months Ended December 31, 2012	Avionics Government	Avionics Commercial	Avionics Total	Corporate Items	Total
Net sales	4,226,451	1,695,807	5,922,258	-	5,922,258
Cost of Sales	3,051,873	1,530,900	4,582,773	-	4,582,773
Gross Margin	1,174,578	164,907	1,339,485	-	1,339,485

Engineering, research, and development			1,608,459	-	1,608,459
Selling, general and administrative			891,764	1,035,616	1,927,380
Amortization of debt discount				82,349	82,349
Amortization of debt expense				152,175	152,175
Financing costs				47,918	47,918
Change in fair value of common stock warrants				(268,767)	(268,767)
Proceeds from life insurance				-	-
Interest expense, net				349,556	349,556
Total expenses			2,500,223	1,398,847	3,899,070

Loss before income			(1,160,738)	(1,398,847)	(2,559,585)

Nine Months Ended December 31, 2011	Avionics Government	Avionics Commercial	Avionics Total	Corporate Items	Total
Net sales	9,470,103	1,867,697	11,337,800	-	11,337,800
Cost of Sales	5,342,873	1,204,690	6,547,563	-	6,547,563
Gross Margin	4,127,230	663,007	4,790,237	-	4,790,237

Engineering, research, and development			2,160,107	-	2,160,107
Selling, general and administrative			1,046,231	1,145,101	2,191,332
Amortization of debt discount			-	40,177	40,177
Amortization of debt expense			-	81,241	81,241
Financing costs			-	-	-
Change in fair value of common stock warrants			-	(66,738)	(66,738)
Proceeds from life insurance			-	(300,029)	(300,029)
Interest (income) expense, net			-	301,347	301,347
Total expenses			3,206,338	1,201,099	4,407,437

Income (loss) before income taxes			$1,583,899	$(1,201,099)	$382,800

TEL-INSTRUMENT ELECTRONICS CORP
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

The tax effect of temporary differences, primarily net operating loss carryforwards, asset reserves and accrued liabilities, gave rise to the Company’s deferred tax asset in the accompanying December 31, 2012 and March 31, 2012 condensed consolidated balance sheets.  Deferred income taxes are recognized for the tax consequence of such temporary differences at the enacted tax rate expected to be in effect when the differences reverse (See Critical Accounting Policies – Income Taxes).

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

   TEL-INSTRUMENT ELECTRONICS CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 10 – Fair Value Measurements (continued)

The carrying value of the Company’s borrowings is a reasonable estimate of its fair value as borrowings under the Company’s credit facility reflect currently available terms and conditions for similar debt.

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as of December 31 2012 and March 31, 2012.  As required by FASB ASC 820-10, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

December 31, 2012	Level I	Level II	Level III	Total
Total Assets	$-	$-	$-	$-

Warrant liability	-	-	200,634	200,634
Total Liabilities	$-	$-	$200,634	$200,634

March 31, 2012	Level I	Level II	Level III	Total
Total Assets	$-	$-	$-	$-

Warrant liability	-	-	355,290	355,290
Total Liabilities	$-	$-	$355,290	$355,290

The Company adopted the guidance of ASC 815, which requires that we mark the value of our warrant liability (see Note 6) to market and recognize the change in valuation in our statement of operations each reporting period. Determining the warrant liability to be recorded requires us to develop estimates to be used in calculating the fair value of the warrant.  The fair value of the warrants is calculated using the Black-Scholes valuation model.

The following table provides a summary of the changes in fair value of our Level 3 financial liabilities from March 31, 2012 through December 31, 2012 as well as the portion of gains or losses included in income attributable to unrealized gains or losses related to the liability held at December 31, 2012:

Level 3 Reconciliation	Beginning at beginning of period	Gains and losses for the period (realized and unrealized)	Purchases, issuances, sales and settlements, net	Transfers in or out of Level 3	Balance at the end of period

Warrant liability	355,290	(268,767)	114,111		200,634
Total Liabilities	$355,290	$(268,767)	$114,111	$-	$200,634

(1)  $66,193 recorded as deferred debt expense and $47,918 recorded as financing costs

TEL-INSTRUMENT ELECTRONICS CORP
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

Values at Inception

Date of Warrant	Expiration Date	Number of Warrants	Exercise Price	Fair Market Value Per Share	Expected Volatility	Remaining Life in Years	Risk Free Interest Rate	Warrant Liability
09-10-2010	09-10-2019	136,920	$6.70	$6.70	28.51%	9	2.81%	$267,848
09-10-2010	09-10-2015	10,416	$6.70	$6.70	28.51%	5	1.59%	$13,808
07-26-2012	09-10-2019	50,000	$3.35	$3.90	42.04%	7	0.94%	$66,193
07-26-2012	09-10-2019	20,000	$3.35	$3.90	42.04%	7	0.94%	$26,477
11-20-2012	09-10-2019	20,000	$3.56	$3.50	42.45%	6.83	1.09%	21,441

Values at March 31, 2012

Date of Warrant	Expiration Date	Number of Warrants	Exercise Price	Fair Market Value Per Share	Expected Volatility	Remaining Life in Years	Risk Free Interest Rate	Warrant Liability
09-10-2010	09-10-2019	136,920	$6.70	$6.33	53.19%	7.45	2.23%	$338,116
09-10-2010	09-10-2015	10,416	$6.70	$6.33	53.19%	3.45	2.23%	$17,174

Values at December 31, 2012

Date of Warrant	Expiration Date	Number of Warrants	Exercise Price	Fair Market Value Per Share	Expected Volatility	Remaining Life in Years	Risk Free Interest Rate	Warrant Liability
09-10-2010	09-10-2019	136,920	$6.70	$3.65	42.07%	6.70	1.18%	$93,222
09-10-2010	09-10-2015	10,416	$6.70	$3.65	42.07%	2.70	0.36%	$2,572
07-26-2012	09-10-2019	50,000	$3.35	$3.65	42.07%	6.58	1.18%	$58,612
07-26-2012	09-10-2019	20,000	$3.35	$3.65	42.07%	6.58	1.18%	$23,444
11-20-2012	09-10-2019	20,000	$3.56	$3.65	42.07%	6.75	1.18%	$22,784

The volatility calculation was based on the 36 months for the Company’s stock price prior to the measurement date, utilizing January 1, 2010 as the initial period, as the Company believes that this is the best indicator of future performance, and the source of the risk free interest rate is the US Treasury rate related to 10 year notes.  The exercise price is per the agreement, the fair market value is the closing price of our stock on the date of measurement, and the expected life is based on management’s current estimate of when the warrants will be exercised.  All inputs to the Black-Scholes options model are evaluated each reporting period.

Note 11 – Reclassifications

Certain prior year and period amounts have been reclassified to conform to the current period presentation.

TEL-INSTRUMENT ELECTRONICS CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 12 – Litigation

On March 24, 2009, Aeroflex Wichita, Inc. (“Aeroflex”) filed a petition against the Company and two of its employees in the District Court, Sedgwick County, Kansas, Case No. 09 CV 1141 (the “Aeroflex Action”), alleging that the Company and its two employees misappropriated Aeroflex’s proprietary technology in connection with the Company winning a substantial contract from the U.S. Army (the “Award”), to develop new Mode-5 radar test sets and kits to upgrade the existing TS-4530 radar test sets to Mode 5. Aeroflex’s petition alleges that in connection with the Award, the Company and its named employees misappropriated Aeroflex’s trade secrets; tortiously interfered with its business relationship; conspired to harm Aeroflex and tortiously interfered with its contract and seeks injunctive relief and damages. The central basis of all the claims in the Aeroflex Action is that the Company misappropriated and used Aeroflex proprietary technology and confidential information in winning the Award. In February 2009, subsequent to the Award to the Company, Aeroflex filed a protest of the Award with the Government Accounting Office (“GAO”). In its protest, Aeroflex alleged, inter alia, that the Company used Aeroflex’s proprietary technology in order to win the Award, the same material allegations as were later alleged in the Aeroflex Action. On or about March 17, 2009, the Army Contracts Attorney and the Army Contracting Officer each filed a statement with the GAO, expressly rejecting Aeroflex’s allegations that the Company used or infringed Aeroflex proprietary technology in winning the Award, and concluding that the Company had used only its own proprietary technology. On April 6, 2009, Aeroflex withdrew its protest.

In December 2009, the Kansas district court dismissed on jurisdiction grounds the Aeroflex Action. Aeroflex appealed this decision.  In May 2012, the Kansas Supreme Court reversed the decision and remanded the Aeroflex Action to the district court for further proceedings. The district court has established discovery deadlines and the case is set for trial on January 14, 2014.  Tel is optimistic as to the outcome of this litigation.  However, the outcome of any litigation is unpredictable and an adverse decision in this matter could have a material adverse effect on our financial condition, results of operations or liquidity.

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

Note 14 – Subscription Agreements

On September 26, 2012, the Company secured an equity purchase commitment for up to $500,000 in total from the Chief Executive Officer, a director and an affiliate to the Company to be called upon at the Company’s discretion. The stock subscription agreements provide for the sale of up to $500,000 of newly issued restricted shares at a price of $3.60 per share, the closing average price of the Company’s common stock following the signing of the individual stock subscription agreements. All of the $500,000 has been called upon by the Company as of December 31, 2012, and the Company issued 138,890 shares of restricted stock in exchange for this amount to the three investors.   This financing will be used for general business purposes.

The price was determined to be fair by a Special Valuation Committee of the Board, composed of Messrs. Robert H. Walker and Robert A. Rice, who did not participate in this share purchase.

In November 2012, the Company received $500,000 from an investment group in exchange for 149,254 shares of newly issued Company common stock at a price of $3.35 per share. These funds will be used for general operating purposes.

Note 15 – New Accounting Pronouncements

For the nine months ended December 31, 2012, there have been no significant accounting pronouncements or changes in accounting pronouncements that have become effective that are expected to have a material impact on the Company’s financial position, operations or cash flows.

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

Overview

The Company recorded sharply reduced revenues and a significant loss for the nine months ended December 31, 2012 due mainly to the limited production on the CRAFT 708 program and delays in securing a production release on the TS-4530A program from the Army.

The production delays on the CRAFT and TS-4530A programs have negatively impacted the Company’s cash flow. As such, the Company secured additional short-term financing in July for $600,000, received a progress payment from the government on the CRAFT program for approximately $990,000 (which has been repaid as of December 31, 2012), received an equity purchase for $500,000 from the Company’s Chief Executive Officer, a director and an affiliate to the Company, and in November 2012 received approximately $500,000 from an investment group in exchange for approximately 149,250 shares of newly issued common stock. Based on expected production releases, the Company believes that it will have adequate liquidity, and backlog to fund operating plans for at least the next twelve months.  Currently, the Company has no material future capital expenditure requirements.

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

CRAFT “Communications/Navigation (COMM/NAV) Radio Frequency (RF) Avionics Flight line Tester”) (AN/USM-708 and AN/USM-719) with the U.S. Navy

In March 2012, the U.S. Navy placed a temporary hold on CRAFT 708 production shipments to correct issues discovered in prior CRAFT 719 deliveries and incorporate the final AIMS approved software configuration which includes several product enhancements. The U.S. Navy requested that the Company perform a Root Cause Analysis on the issues seen in the CRAFT 719 units. On June 14, 2012, the U.S. Navy, based upon observations at the Company’s facility, indicated that the Company’s Root Cause Analysis was adequate and that the Company has made progress in addressing the quality issues found in the production of the CRAFT units. As a result, the U.S. Navy granted the Company permission to resume limited production, a combination of new units and rework units. The U.S. Navy continued to monitor the production of these units.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview (continued)

The U.S. Navy has been satisfied with the production results, and, as such, has approved a full rate production release for this program, which will help the Company’s cash flow. As of December 31, 2012, the Company had approximately $10,400,000 in orders remaining for this program.

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

TS-4530 IFF test set with the U.S. Army Aviation and Missile Command

The TS-4530A program has been essentially complete from a design standpoint. The Mode 5 conversion kits and new IFF test sets will incorporate the Company’s proprietary electronics and IFF technology in addition to Mode S Enhanced Surveillance (”EHS”) and Automatic Dependent Surveillance - Broadcast (“ADS-B”) test functionality. In August 2012 the U.S. Army completed its production assurance review. In February 2013, this product successfully completed final testing conducted by the Department of Defense (DOD) AIMS Program Office to approve its TS-4530A Flight Line Test Set authorizing its use for Mark XIIA IFF (“Identification Friend and Foe”), Mode S (ELS/EHS/ADS-B) and TCAS systems. This represents an important event with respect to entering full rate production phase of this program. The Company still needs to pass the Mode S (ELS/EHS/ADS-B) test to obtain final approval, but the Company is expecting an interim approval with a waiver for the Mode S test. TIC and the U.S. Army are working together to secure timing for a production release for this program. The Company expects to secure this interim approval before the end of the fiscal year ended March 31, 2013. The TS-4530A program is a critical program with almost $20,000,000 of booked production orders which will help drive TIC’s revenue growth and profitability.

ITATS (“Intermediate Level TACAN Test Set”) (AN/ARM-206) with the U.S. Navy

The AN/ARM-206 ITATS program is proceeding well with the enhancements funded by the U.S. Navy last year now finished. The Company has completed final acceptance testing on the initial prototype units and has secured approval on these units in February 2013. The Company has also completed its Production Readiness Review with the U.S. Navy.  The Company currently has orders for 102 units for approximately $5.3 million. It is expected that shipments will commence in the first half of calendar year 2013.

At December 31, 2012, the Company’s backlog was approximately $36,915,000 as compared to approximately $44,790,000 at December 31, 2011.

Results of Operations

Sales

For the three and nine months ended December 31, 2012, sales decreased $1,323,215 (36.0%) and $5,415,542 (47.8%), respectively, to $2,350,020 and $5,922,258 for the three and nine months ended December 31, 2012 as compared to $3,673,235 and $11,337,800 for the same periods in the prior year.

Avionics Government sales decreased $1,334,279 (42.2%) and $5,243,652 (55.4%), respectively, to $1,828,941 and $4,226,451 for the three and nine months December 31, 2012, as compared to $3,163,220 and $9,470,103 for the same periods last year.  For the three months ended December 31, 2012, this decrease is attributed to lower sales on the CRAFT program (AN/USM-708 and AN/USM-719) as a result of the temporary hold on CRAFT production shipments to correct issues discovered in prior CRAFT 719 deliveries and incorporate the final AIMS approved software configuration which includes several product enhancements. Additionally, sales decreased as a result of lower sales related to the TS-4530A program.   For the nine months ended December 31, 2012, the decrease in Avionics Government sales is due mainly to a temporary hold in CRAFT 708 production shipments as well as lower sales related to the TS-4530A program and the TR-100 for which the Company delivered on an Air Force program last year.

Commercial sales increased $11,664 (2.2%) to $521,079 for the three months ended December 31, 2012 as compared to $510,015 for the three months ended December 31, 2011. This increase is mostly due to the timing of the deliveries and is not considered to be a trend.  Commercial sales decreased $171,890 (9.2%) to $1,695,807 for the nine months ended December 31, 2012, as compared to $1,867,697 in the same period in the prior year.   For the nine months ended December 31, 2012, this decrease in sales is due to lower sales of the TR-220. This decrease is due to economic conditions in the commercial market which remains depressed.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations (continued)

Gross Margin

Gross margin decreased $992,011 (68.6%) and $3,450,752 (72.0%), respectively to $453,368 and $1,339,485 for the three and nine months ended December 31, 2012 as compared to $1,445,379 and $4,790,237 for the same periods in the prior fiscal year.  Gross profit was materially affected by the lower sales volume due to the temporary hold in CRAFT 708 production shipments and the delay in securing a production release on the TS-4530A program.  The gross margin percentage for the three months ended December 31, 2012 was 19.3%, as compared to 39.3% for the three months ended December 31, 2011.  The gross margin percentage for the nine months ended December 31, 2012 was 22.6%, as compared to 42.3%, for the nine months ended December, 2011.

Operating Expenses

Selling, general and administrative expenses decreased $137,490 (19.0%) to $587,146 for the three months ended December 31, 2012, as compared to $724,636 for the three months ended December 31, 2011.  This decrease is primarily attributed to lower personnel costs, outside commissions and travel expenses. Selling, general and administrative expenses decreased $263,952 (12.0%) to $1,927,380 for the nine months ended December 31, 2012, as compared to $2,191,332 for the nine months ended December 31, 2011.  This decrease is attributed mainly to lower personnel costs, marketing consulting, and travel expenses.

Engineering, research and development expenses decreased $152,081 (24.0%) and $551,648 (25.5%), respectively, to $481,055 and $1,608,459 for the three and nine months ended December 31, 2012 as compared to $633,136 and $2,160,107 for the three and nine months ended December 31, 2011, primarily as a result of a decrease in salaries and consulting fees as a result of the Company finalizing the engineering efforts on the CRAFT and TS-4530A programs.

Other Income (Expense), Net

For the three months ended December 31, 2012, total other expense was $234,132, as compared to other expense of $12,465 for the three months ended December 31, 2011. This increase is the result of higher interest expense and the amortization related to debt expenses. Additionally, for the three months ended December 31, 2012, the Company recorded a gain of $19,710 on the valuation of common stock warrants as compared to a gain of $130,433 for the three months ended December 31, 2011.  For the nine months ended December 31, 2012, the Company's total other expense was $363,231 as compared to other expense of $55,998 for the nine months ended December 31, 2011. For the nine months ended December 31, 2012, the Company recorded a gain on valuation of the common stock warrants of $268,767 as compared to a gain of $66,738 for the nine months ended December 31, 2011. The Company also reported higher interest and amortization expense for this period. This was offset partially by the proceeds from a life insurance policy during the nine months ended December 31, 2011 in the amount of $300,029.

Income (Loss) before Income Taxes

As a result of the above, the Company recorded a loss before income taxes of $848,965 for the three months ended December 31, 2012, as compared to income before taxes of $75,142 for the three months ended December 31, 2011.  The Company also recorded a loss before income taxes of $2,559,585 for the nine months ended December 31, 2012, as compared to income before taxes of $382,800 for the nine months ended December 31, 2011.

Income Taxes

For the nine months December 31, 2012, the Company recorded an income tax benefit of $915,903 as compared to an income tax provision of $262,848 for the nine months ended December 31, 2011.  For the nine months ended December 31, 2012 the amount represents the statutory federal and state tax rate on the Company’s loss before taxes.  The state and local deferred tax provision was increased for the year ended March 31, 2012 as a result of a change in New Jersey tax law which, in substance, lowered the New Jersey tax rate, which resulted in lowering the carrying value of the New Jersey net deferred tax assets and net income by $394,604 and $256,644, respectively. The New Jersey tax law change was effective for the first quarter of fiscal year 2012, ending June 30, 2011. As such, the nine months ended December 31, 2011 statement of operations included herein has been restated to reflect the adjustment to the income tax provision and net income. The change has also been reported on Form 8-K. The Company did not lose any future benefit, and the result is such that the Company will have lower NJ tax expense in the future.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Net Income (Loss)

As a result of the above, the Company recorded a net loss of $545,177 for the three months ended December 31, 2012, as compared to net income of $97,431 for the three months ended December 31, 2011. The Company also recorded a net loss of $1,643,682 for the nine months ended December 31, 2012, as compared to net income of $119,952 for the nine months ended December 31, 2011

Liquidity and Capital Resources

December 31, 2012, the Company had net working capital of $2,747,693 as compared to $4,522,111 at March 31, 2012. This change is primarily the result of the reduction in accounts receivable as a result of the lower sales.

During the nine months ended December 31 2012, the Company’s cash balances decreased by $314,401 to $98,794.  The Company’s principal sources and uses of funds were as follows:

Cash provided by/used in operating activities. For the nine months ended December 31, 2012, the Company used $1,671,121 in cash for operations as compared to providing $530,232 in cash from operations for the nine months ended December 31, 2011.  This decrease is primarily attributed to the lower operating income and increase in inventories.

Cash used in investing activities.  For the nine months ended December 31, 2012, the Company used $60,816 of its cash for investing activities, as compared to $149,161 for the nine months ended December 31, 2011 as result of lower purchases of equipment.

Cash provided by financing activities. Net cash provided by financing activities for the nine months ended December 31, 2012 was $1,417,536, as compared to providing $134,644 for the nine months ended December 31, 2011.  This increase was primarily the result of proceeds from the sale of common stock and proceeds from the issuance of long-term debt.

On July 26, 2012 the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with a private investor (the “Private Investor”).  Pursuant to the terms of the Purchase Agreement, the Company issued (i) a senior secured promissory note in favor of the Private Investor in the aggregate principal amount of $600,000, approximately $489,000 net of expenses, accruing interest at a rate of 14% per annum and (ii) a common stock purchase warrant to purchase 50,000 shares of the Company’s common stock, par value $0.10 per share. The Note, together with all unpaid interest and principal is due on March 31, 2013.  The common stock underlying the warrant is exercisable at a price of $3.35 per share and the warrant expires on September 10, 2019. In conjunction with the Purchase Agreement the Company entered into an (i) Investor Rights Agreement, (ii) Securities Agreement, (iii) Intercreditor Agreement and (iv) Subordination Agreement. The Company reported the foregoing on its Current Report on Form 8-K on August 3, 2012.

On certain government contracts the Company has been granted progress payments from the government, which allows the Company to bill and collect a portion of its incurred costs on long-term programs before shipment of units, thus helping to fund the costs of these programs. In August 2012, the Company received a progress payment in the amount of $990,000.

On September 26, 2012, the Company secured an equity purchase commitment for up to $500,000 in total from the Chief Executive Officer, a director and an affiliate to the Company to be called upon at the Company’s discretion. The stock subscription agreements provide for the sale of up to $500,000 of newly issued restricted shares at a price of $3.60 per share, the closing average price of the Company’s common stock following the signing of the individual stock subscription agreements. All of the $500,000 has been called upon by the Company as of December 31, 2012, and the Company issued 138,890 shares of restricted stock in exchange for this amount to the three investors.   This financing will be used for general business purposes. The price was determined to be fair by a Special Valuation Committee of the Board, composed of Messrs. Robert H. Walker and Robert Rice, who did not participate in this share purchase.

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

There was no significant impact on the Company’s operations as a result of inflation for the nine months ended December 31, 2012.  These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2012, filed with the SEC on July 16, 2012.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Off-Balance Sheet Arrangements

As of December 31, 2012, the Company had no off-balance sheet arrangements.

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

Notwithstanding the material weakness in accounting for income taxes, management believes that the condensed consolidated financial statements which are included in this Quarterly Report on Form 10-Q fairly present, in all material respects, the financial position of the Company at December 31, 2012 and March 31, 2012 and their condensed consolidated results of operations  for each of the three and nine months ended December 31, 2012 and 2011, and its cash flows for the nine months ended December 31, 2012 and 2011 in conformity with U.S. generally accepted accounting principles.

Material Weakness and Related Remediation Initiatives

Through the efforts of management, external consultants, and our Audit Committee, we are currently in the process of executing a plan of action to remediate the material weakness identified above.  We expect to complete this action plan during fiscal year 2013.

(b) Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the quarter ended December 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On September 26, 2012, the Company secured an equity purchase commitment for up to $500,000 in total from the Chief Executive Officer, a director and an affiliate to the Company to be called upon at the Company’s discretion. The stock subscription agreements provide for the sale of up to $500,000 of newly issued restricted shares at a price of $3.60 per share, the closing average price of Tel’s shares following the signing of the individual stock subscription agreements. All of the $500,000 has been called upon by the Company as of December 31, 2012, and the Company issued 138,890 shares of restricted stock in exchange for this amount to the three investors.   This financing will be used for general business purposes.

The price was determined to be fair by a Special Valuation Committee of the Board, composed of Messrs. Robert H. Walker and Robert A. Rice, who did not participate in this share purchase.

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

TEL-INSTRUMENT ELECTRONICS CORP.

Date: February 19, 2013	By:	/s/ Jeffrey C. O’Hara
Name: Jeffrey C. O’Hara
Title: Chief Executive Officer Principal Executive Officer

Date: February 19, 2013	By:	/s/ Joseph P. Macaluso
Name: Joseph P. Macaluso
Title: Principal Financial Officer Principal Accounting Officer