Form 10-K
period 2013-03-31
TEL INSTRUMENT ELECTRONICS CORP
filed 2013-07-16
CIK 96885

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the fiscal year ended March 31, 2013

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

Large accelerated filer ☐    Accelerated filer ☐      Non-accelerated filer ☐       Smaller reporting company ☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Act).  Yes ☐ No ☒

The aggregate market value of the voting Common Stock (par value $.10 per share) held by non-affiliates on September 30, 2012 (the last business day of our most recently completed second fiscal quarter) was $6,305,225 using the closing price on September 30, 2012.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 3,211,739 shares of Common Stock were outstanding as of July 8, 2013.

TEL-INSTRUMENT ELECTRONICS CORP

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Included in this Annual Report on Form 10-K are “forward-looking” statements, as well as historical information. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that the expectations reflected in these forward-looking statements will prove to be correct. Our actual results could differ materially from those anticipated in forward-looking statements as a result of certain factors, including matters described in the section titled “Risk Factors.” Forward-looking statements include those that use forward-looking terminology, such as the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “project,” “plan,” “will,” “shall,” “should,” and similar expressions, including when used in the negative. Although we believe that the expectations reflected in these forward-looking statements are reasonable and achievable, these statements involve risks and uncertainties and we cannot assure you that actual results will be consistent with these forward-looking statements. Important factors that could cause our actual results, performance or achievements to differ from these forward-looking statements include the following:

  the availability and adequacy of our cash flow to meet our requirements;
  economic, competitive, demographic, business and other conditions in our local and regional markets;
  changes in our business and growth strategy;
  changes or developments in laws, regulations or taxes in the entertainment industry;
  actions taken or not taken by third-parties, including our contractors and competitors;
  the availability of additional capital; and
  other factors discussed elsewhere in this Annual Report.
All forward-looking statements attributable to us are expressly qualified in their entirety by these and other factors.  We undertake no obligation to update or revise these forward-looking statements, whether to reflect events or circumstances after the date initially filed or published, to reflect the occurrence of unanticipated events or otherwise unless required by applicable law.

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

The Company has become a major manufacturer and supplier of IFF (Identification Friend or Foe) flight line test equipment. If the production options on the three programs described below are exercised in full, these programs have aggregate revenue of approximately $55 million over the next few years. The products under these contracts represent cutting edge technology and, together with derivative products, should provide Tel with a competitive advantage for years to come. Revenues from these programs will be the foundation for substantial growth for the next few years.

Tel believes it has built a solid infrastructure to support a rapidly growing business and the outlook for the Company is positive with significant revenue expected over the next few years as a result of these new programs and other new products.

We continue to evaluate other attractive potential market opportunities although our current capital structure and engineering backlog limits our flexibility at this time.

CRAFT “Communications/Navigation (COMM/NAV) Radio Frequency (RF) Avionics Flight line Tester”) (AN/USM-708 and AN/USM-719) with the U.S. Navy

The AN/USM-708, the basic CRAFT test set, is a key product for the Company as it represents a new generation technology product. The AN/USM-708 and AN/USM-719 (IFF only) contract was competitively awarded to the Company by the United States Navy, and includes a maximum delivery of 1,200 units, all of which have been exercised. This contract totaled approximately $31 million and is a multi-year, firm-fixed-price, indefinite-delivery/indefinite-quantity contract for the systems engineering, design and integration, fabrication, testing, and production of an AN/USM-708 test set. The AN/USM-708 CRAFT unit combines advanced IFF (including Mode 5 encryption technology) navigation, communication, and sonobuoy test capabilities in a portable test set, which will utilize a flexible and expandable digital-signal-processing-based architecture. Both the AN/USM-708 and the AN/USM-719 have been certified by the AIMS Program Office. This represents the culmination of a multi-year, multi-million investment by the Company in Mode 5 technology and will provide a significant competitive advantage in the years to come as the U.S. and our NATO allies migrate to this leading edge IFF technology.

Item 1.          Business (continued)

General (continued)

CRAFT “Communications/Navigation (COMM/NAV) Radio Frequency (RF) Avionics Flight line Tester”) (AN/USM-708 and AN/USM-719) with the U.S. Navy

The contract for the AN/USM-708 and AN/USM-719 is a significant milestone for the Company, because the development of this proprietary technology, which has been funded by the Company, will establish Tel’s position as a leader in the industry, and will meet the U.S. Navy’s test requirements for years to come. The Company believes that, given the unique nature of this design, this product will generate sales to other military customers.  The AN/USM-708 contract also includes options for units testing encrypted communications and advanced data link functions, which, if exercised, would represent a major expansion in the Company’s core business. The Company believes that the core technology in the AN/USM-708 can be the foundation for additional military and commercial products

The Company has received pilot production orders and shipped 248 units of the AN/USM-719 (IFF only) totaling approximately $5.2 million. In addition, the Company has received orders for 182 units of the AN/USM-708 under this contract, totaling approximately $4.2 million. The Company has also received orders for approximately $4.7 million for testing, documentation and qualification units. On April 8, 2011, the Company received an order from the U.S. Navy for an additional 732 units of the AN/USM-708 totaling approximately $16.2 million. The Company received the production release during 2012 and commenced production. Most of the CRAFT 719 and 708 units are being held at the Company in a “ship-in-place” arrangement pending receipt of the required frequency allocation form the FAA.

In March 2012, the U.S. Navy placed a temporary hold on CRAFT 708 production shipments to correct issues discovered in prior CRAFT 719 deliveries and incorporate the final AIMS approved software configuration which includes several product enhancements. The U.S. Navy requested that the Company perform a Root Cause Analysis on the issues seen in the CRAFT 719 units. On June 14, 2012, the U.S. Navy, based upon observations at the Company’s facility, indicated that the Company’s Root Cause Analysis was adequate and that the Company had satisfactorily addressed the quality issues found in the production of the CRAFT units. As a result, the U.S. Navy granted the Company permission to resume limited production, a combination of new units and rework units. The U.S. Navy continued to monitor the production of these units.

The U.S. Navy has been satisfied with the production results, and, as such, has approved a full rate production release for this program, which will help the Company’s cash flow. As of March 31, 2013, the Company had approximately $9,331,000 in orders remaining for this program. The number of units to be shipped is a combination of new units, upgraded ship-in-place units (already paid for by the government) and units returned for repairs from the field.

The issues identified with the CRAFT units required that all CRAFT 719 and CRAFT 708 units be updated with revised software and hardware modifications and that TIC revalidates all of the 460 ship-in-place units at TIC before they are shipped to the customer. (These ship-in-place units had been built and paid for by the U.S. Navy but could not be shipped to the field due to regulatory restrictions.)  TIC and the U.S. Navy have finalized the upgraded test procedure for these units. The test procedure needed to be upgraded to reflect the extensive changes to the units over the last few years. The U.S. Navy has also verified and approved these new test procedures and reviewed TIC’s quality assurance procedures. As of March 31, 2013, a total of 310 ship-in-place units out of the total of 460 remain to be upgraded. The U.S. Navy has also indicated that additional follow-on orders for up to 275 units may be issued within the next year. The Company is also actively quoting orders for other customers. The CRAFT unit recently received a Stage Four approval from the FAA, and the Company is  beginning full-rate deployment to the U.S. Navy.

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

The Company’s win of the critical TS-4530A Mode 5 U.S. Army program represented a major event for our future. This award, in conjunction with our U.S. Navy CRAFT Mode 5 program, provides Tel with undisputed market leadership in the Mode 5 Identification Friend or Foe (“IFF”) business and should provide a constant revenue stream for many years. The Company has already received approximately $22.5 million in delivery orders on the TS-4530A program out of a maximum contract value of approximately $44 million. This program takes full advantage of the significant investment that the Company has made in its proprietary Mode 5 technology.

The TS-4530A program is complete from a design standpoint. The Mode 5 conversion kits and new IFF test sets will incorporate the Company’s proprietary electronics and IFF technology in addition to Mode S Enhanced Surveillance (”EHS”) and Automatic Dependent Surveillance - Broadcast (“ADS-B”) test functionality. In August 2012 the U.S. Army completed its production assurance review. In February 2013, this product successfully completed testing conducted by the Department of Defense (“DOD”) AIMS Program Office to approve its TS-4530A Flight Line Test Set authorizing its use for Mark XIIA IFF (“Identification Friend and Foe”), Mode S (ELS/EHS/ADS-B) and TCAS systems, but the Company still needed to pass the Mode S (ELS/EHS/ADS-B) test to obtain final approval. This final AIMS approval was received in June 2013. This represents an important event with respect to entering full rate production phase of this program. The only thing left to complete is the logistics documentation. The Company is currently in the process of incorporating the final comments from the U.S. Army into the documents. The U.S. Army has indicated that it will issue a limited rate production order in excess of $3 million for 235 TS-4530A sets and 128 kits in the next two weeks. The Company7 and the U.S. Army continue to work together to secure timing for a full rate production release for this program. The TS-4530A program is a critical program which will help drive TIC’s revenue growth and profitability. (See Management’s Discussion and Analysis of Financial Condition and Results of Operations).

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

The ITATS development program is complete and the U.S. Navy issued a production release in February 2013 for 102 units at a contract value of $5.3 million. TIC has been having issues getting vendors on board with this contract due to payment delays to vendors related to the other two major programs, which vendors also supply parts to this program.. As a result, the U.S. Navy has issued a cure letter notice on June 6, 2013. TIC has responded with an alternative proposal to the U.S. Navy dated July 1, 2013 that is being reviewed by U.S. Navy program management and contracts. The U.S. Navy appears to be receptive to this proposal and has asked for additional supporting documentation. The income statement and balance sheet will be significantly improved if we reach agreement with the U.S. Navy on this proposed contract change. TIC is cautiously optimistic that we will reach a favorable agreement with the U.S. Navy on this request, but there can be no assurances that we will do so.

Item 1.          Business (continued)

General (continued)

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

The civilian market for avionic test equipment is dominated by two designers and manufacturers, Tel and Aeroflex, with Aeroflex being substantially larger than Tel.  This market is relatively narrow and highly competitive.  Tel has been successful because of its high quality, new technology, user friendly products and competitive prices.  In recent years commercial airlines have experienced financial difficulties, and, as a result of this, sales of avionics test equipment to airlines have been weak.

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

In recent years, the Company has won several large, competitively bid contracts from the military and has become the primary supplier for the U.S. Military, as well as the NATO countries, of flight line IFF test equipment. The CRAFT AN/USM-708 program, discussed previously, involves a new generation of technology, including the next generation of IFF testing, and is expected to enable the Company to continue to be a major supplier of avionics test equipment to the military for years to come. Tel believes its new technology will also allow it to increase sales to the commercial market in the future.

Marketing and Distribution

Domestic commercial sales are made throughout the U.S. to commercial airlines and general aviation businesses directly or through distributors. No direct commercial customer accounted for more than 10% of commercial sales in fiscal years 2013 and 2012.  Domestic distributors receive a 15%-20% discount for stocking, selling, and, in some cases, providing product calibration and repairs. Tel gives a 5% to 15% discount to non-stocking distributors, and to independent sales representatives, depending on their sales volume and promotional effort.  The loss of any one of these distributors would not have a material adverse effect on the Company or its operations. Commercial sales represented 26% and 15% of total sales, respectively, for the fiscal years ended March 31, 2013 and 2012. The increase in the percentage of commercial sales to overall sales increased as a result of the significant decrease in government sales for fiscal year 2013. Commercial sales actually declined 18% in fiscal year 2013 as compared to fiscal year 2012. No distributor represented more than 10% of commercial sales during fiscal year 2013. One domestic distributor represented 13% of commercial sales for the fiscal year ended March 31, 2012.

Marketing to the U.S. Government is made directly by employees of the Company or through independent sales representatives, who receive similar commissions to the commercial distributors. For the years ended March 31, 2013 and 2012, sales to the U.S. Government, including shipments through the government’s logistics centers, represented approximately 65% and 66%, respectively, of total sales. No other government customer represented over 10% of government sales for fiscal years 2013 and 2012.

International sales are made throughout the world to government and commercial customers, directly, through American export agents, or through the Company’s overseas distributors at a discount reflecting a 20% to 22% selling commission, under written or oral, year-to-year arrangements. The Company has an exclusive distribution agreement with Muirhead Avionics and Accessories, Ltd (“Muirhead”), based in the United Kingdom, to represent the Company in parts of Europe, and with Milspec Services in Australia and New Zealand.  Tel also sells its products through exclusive distributors in Spain, Portugal, and the Far East and is exploring distribution in other areas.  For the years ended March 31, 2013 and 2012 total international avionics sales were 12% and 11%, respectively, of total sales. Additionally, the Company has an agreement with M.P.G. Instruments s.r.l., based in Italy, wherein this distributor has the exclusive sales rights for DME/P ramp and bench test units. The Company continues to explore additional marketing opportunities in other parts of the world, including the Far East. No international distributor accounted for more than 5% of total sales for the fiscal years ended March 31, 2013 and 2012. The Company has no material assets overseas.

Item 1.          Business (continued)

General (continued)

Marketing and Distribution (continued)

Tel also provides customers with calibration and repair services. Repairs and calibrations accounted for 15% and 7% of total sales for the years ended March 31, 2013 and 2012, respectively.

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

Backlog

Set forth below is Tel’s avionics backlog at March 31, 2013 and 2012.

	Commercial	Government	Total

March 31, 2013	$388,941	$35,974,074	$36,363,015
March 31, 2012	$229,530	$39,131,357	$39,360,887

Tel believes that most of its backlog at March 31, 2013 will be delivered during the next three fiscal years. The backlog is pursuant to purchase orders and all of the government contracts are fully funded.  However, government contracts are always susceptible to termination for convenience by the government. Historically, the Company obtains orders which are required to be filled in less than 12 months, and therefore, these anticipated orders are not reflected in the backlog.

Suppliers

Tel obtains its purchased parts from a number of suppliers.  These materials are standard in the industry, and the Company foresees no difficulty in obtaining purchased parts, as needed, at acceptable prices.

Patents and Environmental Laws

Tel has no patents or licenses which are material to its business, and there are no material costs incurred to comply with environmental laws.

Item 1.          Business (continued)

Engineering, Research, and Development

In the fiscal years ended March 31, 2013 and 2012, Tel spent $2,149,591 and $2,794,478, respectively, on the engineering, research, and development of new and improved products.  None of these amounts were sponsored by customers. Engineering, research, and development expenditures in fiscal year 2013 were made primarily for the T-4530A program, the Acceptance Testing for the AN/USM-708 (“CRAFT”), ITATS and the incorporation of other product enhancements in existing designs. The Company owns all of these designs.

Tel's management believes that continued significant expenditures for engineering, research, and development are necessary to enable Tel to expand its products, sales, and profits, and to remain competitive.

Personnel

At July 8, 2013, Tel had thirty-two full-time employees in manufacturing, materials management, and quality assurance, eleven in administration and sales, including customer services and product support, and ten in engineering, research and development, none of whom belongs to a union. From time to time, the Company also employs independent contractors to support its manufacturing, engineering, and sales organizations. At July 8, 2013, the Company utilized one independent consultant in manufacturing, two in sales, and two in engineering. Tel has been successful in attracting skilled and experienced management, sales and scientific personnel.

                        Where You Can Find More Information

The public may read and copy any materials the Company files with the U.S. Securities and Exchange Commission (the “SEC”) at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0030.  The SEC maintains an Internet website (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

Item 1A.     Risk Factors

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 2.        Properties

The Company leases its only facility in East Rutherford, NJ (approximately 27,000 square feet) under an operating lease agreement which expires July 31, 2016. The lease is for a five year period, beginning August 1, 2011, with a five year option in a one-story facility that will allow for a rapid ramp-up in production volume to support the Company’s customer delivery commitments (see Note 10 of the Notes to the Consolidated Financial Statements). Under terms of the lease, the Company is also responsible for its proportionate share of the additional rent to include, all real estate taxes, insurance, snow removal, landscaping and other building charges. The Company is also responsible for the utility costs for the premises.  Tel is unaware of any environmental problems in connection with its location and, because of the nature of its manufacturing activities, does not anticipate such problems.

Item 3.          Legal Proceedings

On March 24, 2009, Aeroflex Wichita, Inc. (“Aeroflex”) filed a petition against the Company and two of its employees in the District Court, Sedgwick County, Kansas, Case No. 09 CV 1141 (the “Aeroflex Action”), alleging that the Company and its two employees misappropriated Aeroflex’s proprietary technology in connection with the Company winning a substantial contract from the U.S. Army (the “Award”), to develop new Mode-5 radar test sets and kits to upgrade the existing TS-4530 radar test sets to Mode 5. Aeroflex’s petition alleges that in connection with the Award, the Company and its named employees misappropriated Aeroflex’s trade secrets; tortiously interfered with its business relationship; conspired to harm Aeroflex and tortiously interfered with its contract and seeks injunctive relief and damages. The central basis of all the claims in the Aeroflex Action is that the Company misappropriated and used Aeroflex proprietary technology and confidential information in winning the Award. In February 2009, subsequent to the Award to the Company, Aeroflex filed a protest of the Award with the Government Accounting Office (“GAO”). In its protest, Aeroflex alleged, inter alia, that the Company used Aeroflex’s proprietary technology in order to win the Award, the same material allegations as were later alleged in the Aeroflex Action. On or about March 17, 2009, the U.S. Army Contracts Attorney and the U.S. Army Contracting Officer each filed a statement with the GAO, expressly rejecting Aeroflex’s allegations that the Company used or infringed Aeroflex proprietary technology in winning the Award, and concluding that the Company had used only its own proprietary technology. On April 6, 2009, Aeroflex withdrew its protest.

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

Item 4.          Mine Safety Disclosures

Not applicable.

PART II

Item 5.          Market for Registrant's Common Equity,  Related Stockholder Matters and Issuer Purchases of Equity Securities

       a) Market Information

The Common Stock, $0.10 par value, of the Registrant (“Common Stock”) is traded on the NYSE - MKT and its symbol is TIK.  The following table sets forth the high and low per share sale prices for our common stock for the periods indicated as reported for fiscal years 2013 and 2012 by the NYSE - MKT:

Fiscal Year
Ended March 31,
2013	High	Low
First Quarter	$6.35	$3.40
Second Quarter	4.27	3.25
Third Quarter	3.95	3.42
Fourth Quarter	3.87	3.22
2012
First Quarter	$9.23	$7.03
Second Quarter	9.18	7.60
Third Quarter	7.99	6.05
Fourth Quarter	7.92	6.04

b) Holders

The Company has 222 holders of its Common Stock as of March 31, 2013. This figure does not take into account those shareholders whose certificates are held in the name of broker-dealers or other nominees.

c) Dividends

We have not declared or paid any dividends on our Common Stock and intend to retain any future earnings to fund development and growth of our business. Therefore, we do not anticipate paying dividends on our common stock for the foreseeable future. There are no restrictions on our present ability to pay dividends to stockholders of our common stock, other than those prescribed by law.

d) Securities Authorized fir Issuance under Equity Compensation Plans

The following table provides information as of March 31, 2013 regarding compensation plans under which equity securities of the Company are authorized for issuance.

Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of options remaining available for future issuance under Equity Compensation Plans
Equity Compensation Plans approved by shareholders	114,600	$5.53	218,978
Equity Compensation Plans not approved by shareholders	--	--	--
Total	114,600	$5.53	218,978

See “Equity Compensation Plan Information” under Item 12 below.

Item 5.         Market for Registrant's Common Stock and Related Stockholder Matters (continued)

d) Securities Authorized fir Issuance under Equity Compensation Plans (continued)

During fiscal year 2013, the Company issued 39,100 shares of common stock upon exercise of stock options granted pursuant to its 2006 Employee Stock Option Plan for an aggregate $138,090, which was added to working capital.  All of the shares were issued pursuant to our S-8 Registration Statement filed on August 18, 2005 or pursuant to the exemption provided by Section 4 of the Securities Act of 1933. See Note 14 of the Notes to the Consolidated Financial Statements and Item 11, Executive Compensation, for information on the Company’s Employee Stock Option Plan of 2006.

In conjunction with the loan from BCA (see Note 9 of the Notes to the Consolidated Financial Statements), the Company issued BCA a nine-year warrant exercisable for 136,090 shares, based upon 4.5% of the fully–diluted outstanding shares of the Company’s common stock at $6.70 per share, the average closing price over the three days preceding the closing of the loan on the NYSE – MKT. In the event of specific major corporate events or the maturity of the five-year loan, BCA can require the Company to purchase the warrant shares at the higher of the then Exchange market price less, in the case of the warrant, the exercise price, or five times operating income per share.

The Company also issued to a third party warrants exercisable for 10,416 shares at $6.70 per share for five years in conjunction with the BCA loan as an additional finder’s fee.

In consideration for the waiver for non-compliance of the financial covenants and for the deferral of certain principal payments, BCA received warrants to purchase a total of 60,000 shares of the Company’s common stock at prices ranging from $3.35 to $3.58 during fiscal year 2013 (see Note 9 of the Notes to the Consolidated Financial Statements).

The warrants and the shares issuable upon exercise of each warrant are restricted against transfer in violation of the securities laws.

Rule 10B-18 Transactions

During the year ended March 31, 2013, there were no repurchases of the Company’s common stock by the Company.

Recent Sales of Unregistered Securities

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

Effective May 31, 2013, a Private Investor converted its total outstanding principal of $600,000, penalty of $25,000 and accrued interest for the month of May in the amount of $12,400 for a total of $637,400 for 200,000 shares of common stock at a price of $3.19 per share.

The securities mentioned above were not registered under the Securities Act of 1933, as amended (the “Securities Act”), and qualified for exemption under Section 4(2) of the Securities Act because the issuance of the securities did not involve a public offering. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the transaction, size of the offering, manner of the offering and number of securities offered.

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

Overview

The Company recorded sharply reduced revenues and a significant loss for the year ended March 31, 2013 due mainly to a temporary hold in CRAFT 708 production shipments to correct issues discovered in prior CRAFT 719 deliveries and incorporate the final AIMS approved software configuration which includes several product enhancements. The Company has also experienced continuing delays in securing a production release on the TS-4530A program from the U.S. Army. The Company is working closely with the U.S. Navy to increase production for the CRAFT program and with the U.S. Army to secure production releases on the TS-4530A program. TIC is expecting significant revenue and profitability growth for the fiscal year ending March 31, 2014 as it expects to be in production on the CRAFT program for the full year  as well as anticipating a large limited rate production order  and a full production release from the U.S. Army during fiscal year 2014, as it has now received the AIMS approval (see Item 1, Business.)

The production delays on the CRAFT and TS-4530A programs have negatively impacted the Company’s cash flow. As such, the Company secured additional short-term financing in July 2012 for $600,000 (coverted to common stock in May 2013), received an equity purchase for $500,000 from the Company’s Chief Executive Officer, a director and an affiliate to the Company, in November 2012 received approximately $500,000 from an investment group in exchange for approximately 149,250 shares of newly issued common stock, and received a performance-based payment from the government in the amount of $858,050, which was used to pay old outstanding accounts payable of a significant vendor.  The Company continues to explore various alternatives to secure additional short-term financing. This includes working with the government to secure progress payments on these programs. Based on expected production releases, the Company believes that it will have adequate liquidity, and backlog to fund operating plans for at least the next twelve months.  Currently, the Company has no material future capital expenditure requirements.

If the Company is unable to obtain production releases within a reasonable period of time and/or our vendors or lenders begin to pursue legal action demanding payments, it would result in a material adverse effect on the Company’s operations and its ability to pay its obligations. As such, the Company may need to pursue additional sources of financing and/or additional progress payments. There can be no assurances that the Company can secure additional financing.

At March 31, 2013, the Company’s backlog was approximately $36.3 million as compared to approximately $39.4 million at March 31, 2012.

Item 7.          Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations 2013 Compared to 2012

Sales

For the fiscal year ended March 31, 2013, total sales decreased $8,681,920 (52.6%) to $7,827,258 as compared to $16,508,678 for the same period in the prior year. Avionics Government sales decreased $8,233,860 (58.8%) to $5,779,947 for the fiscal year ended March 31, 2013 as compared to $14,013,807 for the prior fiscal year. The decrease in Avionics Government sales is due mainly to a temporary hold in CRAFT 708 production shipments as well as lower sales related to the TS-4530A program and the TR-100 for which the Company delivered on an Air Force program last year.  Government sales are expected to increase significantly in fiscal year 2014 as the Company will be in production for the full year for the CRAFT AN/USM-708 and the anticipated commencement of production for the TS-4530A program. Avionics Commercial sales decreased $447,560 (17.9%) to $2,047,311 for the fiscal year ended March 31, 2013 as compared to $2,494,871 for the same period in the prior year as result of the lower sales of the TR-220. The economic conditions in the commercial market remain depressed.

Gross Margin

Gross margin decreased $5,472,221 (85.1%) to $961,222 for the fiscal year ended March 31, 2013 as compared to $6,440,442 for the prior fiscal year.  The gross margin percentage for the fiscal year ended March 31, 2013 was 12.3% as compared to 39.0% for the fiscal year ended March 31, 2012.  Gross profit was materially affected by the lower sales volume due to the temporary hold in CRAFT 708 production shipments, the delay in securing a production release on the TS-4530A program as well as substantial manufacturing variances and increased warranty costs relating to the CRAFT ship-in-place units

Operating Expenses

Selling, general and administrative expenses decreased $405,319 (13.6%) to $2,564,637 for the fiscal year ended March 31, 2013, as compared to $2,969,956 for the fiscal year ended March 31, 2012. This decrease is primarily attributed to lower personnel costs, as a result of a reduction in personnel, and lower commission expenses as a result of the lower sales volume.

Engineering, research and development expenses decreased $644,887 (23.1%) to $2,149,591 for fiscal year 2013 as compared to $2,794,478 for the prior fiscal year, primarily as a result of a decrease in salaries and consulting fees related to the Company completing the development efforts on its major programs. Engineering, research, and development expenditures in fiscal year 2013 were made primarily for the T-4530A program, the Acceptance Testing for the AN/USM-708 (“CRAFT”), ITATS and the incorporation of other product enhancements in existing designs. The Company owns all of these designs.

Income From Operations

As a result of the above, the Company recorded a loss from operations of $3,753,006 for the year ended March 31, 2013 as compared to income from operations of $676,008 for the year ended March 31, 2012.

Other Expense

Other expense increased to $563,145 for the year ended March 31, 2013 as compared to $249,273 for the year ended March 31, 2012. This increase is the result of higher interest expense, amortization related to financing costs, and financing costs as a result of warrants issued to BCA Mezzanine Fund LLP for waivers (see Note 9 to Notes to the Consolidated Financial Statements. For the year ended March 31, 2013, the Company recorded a gain on valuation of the common stock warrants of $294,785 as compared to a gain of $10,847 for the year ended March 31, 2012. This was offset partially by the proceeds from a life insurance policy for the year ended March 31, 2012 in the amount of $300,029.

Income (Loss) before Income Taxes

As a result of the above, the Company recorded a loss before taxes of $4,316,151 for the fiscal year ended March 31, 2013 as compared to income before taxes of $426,735 for the fiscal year ended March 31, 2012.

Item 7.         Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations 2013 Compared to 2012 (continued)

Income Taxes

For the year ended March 31, 2013, the Company recorded an income tax benefit of $1,543,580 as compared to an income tax provision of $355,719 for the year ended March 31, 2012.  For the year ended March 31, 2013 the amount represents the statutory federal and state tax rate on the Company’s loss before taxes.  The state and local deferred tax provision was increased for the year ended March 31, 2012 as a result of a change in New Jersey tax law which, in substance, lowered the New Jersey tax rate, which resulted in lowering the carrying value of the New Jersey net deferred tax assets and net income by $394,604 and $256,644, respectively. The New Jersey tax law change was effective for the first quarter of fiscal year 2012, ending June 30, 2011 This change was also reported on Form 8-K, filed with the Securities and Exchange Commission on July 13, 2013. The Company did not lose any future benefit, and the result is such that the Company will have lower NJ tax expense in the future.

Net Income (Loss)

As a result of the above, the Company recorded a net loss of $2,772,571 for the fiscal year ended March 31, 2013 as compared to net income of $71,016 for the fiscal year ended March 31, 2012.

Liquidity and Capital Resources

At March 31, 2013, the Company had working capital of $1,008,849 as compared to $4,522,111 at March 31, 2012.

During the year ended March 31, 2013, the Company had a net decrease in cash of $102,898. The Company’s principal sources and uses of funds were as follows:

Cash provided by (used in) operating activities.  For the year ended March 31, 2013, the Company used $1,296,368 in cash for operations as compared to generating $480,495 in cash for the year ended March 31, 2012. This decrease is primarily attributed to the high operating loss for the year and decrease in accrued expenses offset partially by a decrease in unbilled receivables, lower inventory growth and the liquidation of progress billings.

Cash used in investing activities. Net cash used in investing activities was $109,157 for the fiscal year ended March 31, 2013 as compared to $300,357 for the fiscal year ended March 31, 2012 due to a decrease in purchases of equipment.

Cash provided by financing activities. Net cash provided by financing activities for the year ended March 31, 2013 was $1,302,627 as compared to $109,102 for the year ended March 31, 2012. This increase was primarily the result of proceeds from the sale of common stock and proceeds from the issuance of long-term debt.

At March 31, 2013 the Company’s backlog was approximately $36.4 million as compared to approximately $39.4 million at March 31, 2012. Historically, the Company obtains a substantial volume of orders which are required to be filled in less than twelve months, and, therefore, these anticipated orders are not reflected in the backlog.

In September 2010, the Company, pursuant to an agreement with BCA Mezzanine Fund LP, borrowed $2.5 million for five years. See Note 9 to the Financial Statements.

On certain government contracts, the Company can and has received progress payments from the government, which allows the Company to bill and collect a portion of its incurred costs on long-term programs before shipment of units, thus helping to fund the costs of these programs.

Item 7.          Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)

On July 26, 2012 the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with a private investor (the “Private Investor”).  Pursuant to the terms of the Purchase Agreement, the Company issued (i) a senior secured promissory note (the “Note”) in favor of the Private Investor in the aggregate principal amount of $600,000, approximately $489,000 net of expenses, accruing interest at a rate of 14% per annum and (ii) a common stock purchase warrant to purchase 50,000 shares of the Company’s common stock, par value $0.10 per share. The Note, together with all unpaid interest and principal was due on March 31, 2013.  The common stock underlying the warrant is exercisable at a price of $3.35 per share and the warrant expires on September 10, 2019. In conjunction with the Purchase Agreement the Company entered into an (i) Investor Rights Agreement, (ii) Securities Agreement, (iii) Intercreditor Agreement and (iv) Subordination Agreement. The Company reported the foregoing on its Current Report on Form 8-K on August 3, 2012.

The Company did not pay the $600,000 as of March 31, 2013. As a consequence the Company incurred a $25,000 penalty and the default interest of an additional 10%. The Company paid the default interest for the month of April. Effective May 31, 2013, the Private Investor converted the total outstanding principal of $600,000, penalty of $25,000 and accrued interest for the month of May in the amount of $12,400 for a total of $637,400 for 200,000 shares of common stock at a price of $3.19 per share.

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

In November 2012, the Company received $500,000 from an investment group in exchange for 149,254 shares of newly issued Company common stock at a price of $3.35 per share. These funds were used for general operating purposes.

The production delays on the CRAFT and TS-4530A programs have negatively impacted the Company’s cash flow. As such, the Company secured additional short-term financing in July for $600,000, received an equity purchase for $500,000 from the Company’s Chief Executive Officer, a director and an affiliate to the Company, in November 2012 received approximately $500,000 from an investment group in exchange for approximately 149,250 shares of newly issued common stock, and received a performance-based payment from the government in the amount of $858,050, which was used to pay old outstanding accounts payable of a significant vendor. The Company continues to explore various alternatives to secure additional short-term financing. This includes working with the government to secure progress payments on these programs.

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

There was no significant impact on the Company’s operations as a result of inflation for the year ended March 31, 2013.

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

Revenue recognition – revenues are recognized at the time of shipment to, or acceptance by customer, provided title and risk of loss are transferred to the customer.  Provisions, when appropriate, are made where the right to return exists.  In certain instances, the Company may offer the unit on trial basis. The Company does not recognize revenue until the unit has been accepted. The Company only offers product on a trial basis in rare instances, and, as such, no provision has been made at March 31, 2013 and 2012.

Revenues for repairs and calibrations of the Company’s products represent 14.9% and 7.4% of revenues for the years ended March 31, 2013 and 2012, respectively. These revenues are for units that are periodically returned for annual calibrations and/or for repairs after the warranty period has expired. The Company does not recognize any revenue from repairs and calibrations when the units are originally shipped. Revenues on repairs and calibrations are recognized at time the repaired or calibrated unit is shipped as it is at this time that the work is completed. The Company’s terms are F.O.B. Plant, and as such, delivery has occurred, and revenue recognized, when picked up and acknowledged by a common carrier.

Due to the unique nature of the Intermediate Level TACAN Test Set (“ITATS”) contract, wherein a significant portion of this contract was not delivered for over a year, revenues under this contract were recognized on a percentage-of-completion basis, which recognizes sales and profit as they are earned, rather than at the time of shipment.  Revenues and profits were estimated using the cost-to-cost method of accounting where revenues are recognized and profits recorded based upon the ratio of costs incurred to estimate of total costs at completion. The ratio of costs incurred to date to the estimate of total costs at completion was applied to the contract value to determine the revenues and profits. When adjustments in estimated contract revenues or estimated costs at completion are required, any changes from prior estimates are recognized by recording adjustments in the current period for the inception-to-date effect of the changes on current and prior periods. The Company also received progress billings on this program, which is a funding mechanism by the government to assist contractors on long-term contracts prior to delivery. These progress payments are applied to Unbilled Government Receivables resulting from revenues recognized under percentage-of-completion accounting. As of March 31, 2013, the section of this contract was completed, the customer was billed, and the unbilled government receivables were cleared. All other invoices on the program will be for production items, and revenues will be recognized at the time of shipment to, or acceptance by the customer, provided title and risk of loss is transferred to the customer

Shipping and handling costs charged to customers are classified as sales, and the shipping and handling costs incurred are included in cost of sales.

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

Warranty reserves – warranty reserves are based upon historical rates and specific items that are identifiable and can be estimated at time of sale.  While warranty costs have historically been within our expectations and the provisions established, future warranty costs could be in excess of our warranty reserves.  A significant increase in these costs could adversely affect operating results for the current period and any future periods these additional costs materialize.  Warranty reserves are adjusted from time to time when actual warranty claim experience differs from estimates. For the year ended March 31, 2013 warranty costs were $203,783 as compared to $230,028 for the year ended March 31, 2012.

Item 7.          Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Critical Accounting Policies (continued)

Accounts receivable – the Company performs ongoing credit evaluations of its customers and adjusts credit limits based on customer payment and current credit worthiness, as determined by review of their current credit information.  The Company continuously monitors credits and payments from its customers and maintains provision for estimated credit losses based on its historical experience and any specific customer issues that have been identified. For the year ended March 31, 2013 approximately 65% of the Company’s sales were to the U.S. Government. While such credit losses have historically been within our expectation and the provision established, the Company cannot guarantee that it will continue to receive positive results.

Income taxes - deferred tax assets arise from a variety of sources, the most significant being: a) tax losses that can be carried forward to be utilized against profits in future years; b) expenses recognized in the books but disallowed in the tax return until the associated cash flow occurs; and c) valuation changes of assets which need to be tax effected for book purposes but are deductible only when the valuation change is realized. Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using enacted tax rates and laws that are expected to be in effect when such differences are expected to reverse.  The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance for any tax benefit which is not more likely than not to be realized. In assessing the need for a valuation allowance, future taxable income is estimated, considering the realization of tax loss carryforwards. Valuation allowances related to deferred tax assets can also be affected by changes to tax laws, changes to statutory tax rates and future taxable income levels. In the event it was determined that the Company would not be able to realize all or a portion of its deferred tax assets in the future, the Company would reduce such amounts through a charge to income in the period in which that determination is made. Conversely, if it were determined that it would be able to realize the deferred tax assets in the future in excess of the net carrying amounts, Tel would decrease the recorded valuation  allowance through an increase to income in the period in which that determination is made.  In its evaluation of a valuation allowance, the Company takes into account existing contracts and backlog, and the probability that options under these contract awards will be exercised as well as sales of existing products. The Company prepares profit projections based on the revenue and expenses forecast to determine that such revenues will produce sufficient taxable income to realize the deferred tax assets.

Off Balance Sheet Arrangements

The Company is not party to any off-balance sheet arrangements that may affect its financial position or its results of operations.

New Accounting Pronouncements

No recently issued accounting pronouncements had or are expected to have a material impact on the Company’s consolidated financial statements.

Item 7A.       Quantitative and Qualitative Disclosures About Market Risk

       We do not engage in any hedging activities.

Item 8.          Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Tel-Instrument Electronics Corp
East Rutherford, New Jersey

We have audited the accompanying consolidated balance sheets of Tel-Instrument Electronics Corp and subsidiary (the “Company”) as of March 31, 2013 and 2012 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended March 31, 2013.  In connection with our audits of the financial statements, we have also audited the financial statement schedule listed in the accompanying index.  These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tel-Instrument Electronics Corp and subsidiary as of March 31, 2013 and 2012, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ BDO USA, LLP

    Woodbridge, New Jersey

July 16, 2013

TEL-INSTRUMENT ELECTRONICS CORP
Consolidated Balance Sheets

ASSETS	March 31, 2013	March 31, 2012
Current assets:
Cash	$310,297	$413,195
Accounts receivable, net of allowance for doubtful accounts of $18,940 and $35,470, respectively	557,879	1,694,636
Unbilled government receivables	-	1,780,381
Inventories, net	6,241,181	5,023,975
Prepaid expenses and other current assets	115,852	220,255
Deferred financing costs	108,321	108,321
Deferred tax asset	1,238,421	1,288,631
Total current assets	8,571,951	10,529,394

Equipment and leasehold improvements, net	587,958	706,870
Deferred financing costs – long-term	156,463	264,784
Deferred tax asset – non-current	2,546,190	948,489
Other assets	56,872	56,872

Total assets	$11,919,434	$12,506,409

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$1,229,643	$542,382
Capital lease obligations – current portion	74,508	64,675
Accounts payable	4,272,431	2,850,432
Deferred revenues – current portion	18,460	34,767
Accrued expenses - vacation pay, payroll and payroll withholdings	442,522	440,116
Accrued expenses - related parties	100,536	68,777
Accrued expenses – other	1,425,002	2,006,134

Total current liabilities	7,563,102	6,007,283

Subordinated notes payable – related parties	250,000	250,000
Capital lease obligations – long-term	76,055	149,582
Long-term debt, net of debt discount	1,134,549	1,490,302
Warrant liability	198,330	355,290
Deferred revenues – long-term	1,045	4,637

Total liabilities	9,223,081	8,257,094

Commitments and contingencies

Stockholders’ equity
Common stock, 4,000,000 shares authorized, par value $.10 per share, 3,011,739 and 2,684,215 shares issued and outstanding, respectively	301,171	268,421
Additional paid-in capital	7,108,300	5,921,441
Accumulated deficit	(4,713,118)	(1,940,547)

Total stockholders’ equity	2,696,353	4,249,315

Total liabilities and stockholders’ equity	$11,919,434	$12,506,409

The accompanying notes are an integral part of the consolidated financial statements.

TEL-INSTRUMENT ELECTRONICS CORP
Consolidated Statements of Operations

	For the years ended March 31,
	2013	2012

Net sales	$7,827,258	$16,508,678

Cost of sales	6,866,036	10,068,236

Gross margin	961,222	6,440,442

Operating expenses:
Selling, general and administrative	2,564,637	2,969,956
Engineering, research and development	2,149,591	2,794,478

Total operating expenses	4,714,228	5,764,434

(Loss) income from operations	(3,753,006)	676,008

Other income (expense):
Amortization of debt discount	(129,763)	(53,570)
Amortization of deferred financing costs	(219,662)	(108,321)
Change in fair value of common stock warrants	294,785	10,847
Gain on sales of capital asset	-	500
Proceeds from life insurance policy	-	300,029
Interest income	434	616
Interest expense	(478,939)	(367,410)
Interest expense - related parties	(30,000)	(31,964)

Total other expense	(563,145)	(249,273)

(Loss) income before income taxes	(4,316,151)	426,735

(Benefit) provision for income taxes	(1,543,580)	355,719

Net (loss) income	$(2,772,571)	$71,016

Basic (loss) income per common share	$(0.98)	$0.03
Diluted (loss) income per common share	$(0.98)	$0.02

Weighted average number of shares outstanding
Basic	2,834,257	2,657,279
Diluted	2,834,257	2,717,820

The accompanying notes are an integral part of the consolidated financial statements.

TEL-INSTRUMENT ELECTRONICS CORP
Consolidated Statements of Changes in Stockholders’ Equity

	Common Stock		Additional
	# of Shares Issued	Amount	Paid-In Capital	Accumulated Deficit	Total

Balances at April 1, 2011	2,646,215	264,621	5,711,531	(2,011,563)	3,964,589

Net income	-	-		71,016	71,016
Stock-based compensation	-	-	89,079	-	89,079
Issuance of common stock in connection with the exercise of stock options	38,000	3,800	120,831	-	124,631

Balances at March 31, 2012	2,684,215	$268,421	$5,921,441	$(1,940,547)	$4,249,315

Stock-based compensation	-	-	81,517	-	81,517
Net loss	-	-	-	(2,772,571)	(2,772,571)
Issuance of new shares in connection with stock subscription agreements	288,424	28,840	971,162	-	1,000,002
Issuance of common stock in connection with the exercise of stock options	39,100	3,910	134,180	-	138,090

Balances at March 31, 2013	3,011,739	$301,171	$7,108,300	$(4,713,118)	$2,696,353

The accompanying notes are an integral part of the consolidated financial statements.

TEL-INSTRUMENT ELECTRONICS CORP
Consolidated Statements of Cash Flows

	For the years ended March 31,
	2013	2012
Cash flows from operating activities:
Net (loss) income	$(2,772,571)	$71,016
Adjustments to reconcile net (loss) income to net cash (Used in) provided by operating activities:
Deferred income taxes	(1,547,491)	352,219
Allowance for doubtful accounts	(16,530)	(1,200)
Depreciation and amortization	228,069	168,667
Amortization of debt discount	129,763	53,570
Amortization of deferred financing costs	219,662	108,321
Change in fair value of common stock warrant	(294,785)	(10,847)
Provision for inventory obsolescence	-	21,972
Proceeds from life insurance policy	-	(300,029)
Gain on sale of asset	-	(500)
Increase in cash surrender value of life insurance	-	2,011
Stock-based compensation	81,517	89,079
Changes in assets and liabilities:
Decrease in accounts receivable	1,153,287	892,183
Decrease (increase) in unbilled government receivables	1,780,381	(313,758)
Increase in inventories	(1,217,206)	(2,075,569)
Dncrease (increase) in prepaid expenses and other	104,403	(182,087)
Increase in accounts payable	1,421,999	1,251,753
Decrease in deferred revenues	(19,899)	(4,359)
Increase (decrease) in accrued payroll, vacation pay & withholdings	2,406	(5,622)
Increase (decrease) in accrued expenses – related party and other	(549,373)	787,877
(Decrease) increase in progress billings	-	(424,202)
Net cash provided by (used in) operating activities	(1,296,368)	480,495

Cash flows from investing activities:
Proceeds from sale of capital asset	-	500
Acquisition of equipment	(109,157)	(300,857)
Net cash used in investing activities	(109,157)	(300,357)

Cash flows from financing activities:
Proceeds from exercise of stock options	138,090	124,631
Proceeds from the issuance of new shares of common stock	1,000,002	-
Proceeds from issuance of debt	600,000	-
Expenses associated with long-term debt	(111,341)	-
Repayment of long-term debt	(260,430)	(282,798)
Repayment of capitalized lease obligations	(63,694)	(45,414)
Proceeds from life insurance policy	-	312,683
Net cash provided by financing activities	1,302,627	109,102

Net (decrease) increase in cash	(102,898)	289,240
Cash, beginning of year	413,195	123,955
Cash, end of year	$310,297	$413,195

Supplemental cash flow information:
Taxes paid	$-	$1,542
Interest paid	$368,188	$359,248
Supplemental non-cash information
Warrants issued in conjunction with long-term debt	$66,193	$-
Warants issued to lender for waiver of debt covenants	$71,632	$-
Capitalized lease obligations	$-	$243,986

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

Revenues for repairs and calibrations of the Company’s products represent 14.9% and 7.4% of revenues for the years ended March 31, 2013 and 2012, respectively. These revenues are for units that are periodically returned for annual calibrations and/or for repairs after the warranty period has expired. The Company does not recognize any revenue from repairs and calibrations when the units are originally shipped. Revenues on repairs and calibrations are recognized at time the repaired or calibrated unit is shipped as it is at this time that the work is completed. The Company’s terms are F.O.B. Plant, and as such, delivery has occurred, and revenue recognized, when picked up and acknowledged by a common carrier.

TEL-INSTRUMENT ELECTRONICS CORP

Notes To Consolidated Financial Statements

2.                   Summary of Significant Accounting Policies (Continued)

Revenue Recognition (continued):

Due to the unique nature of the Intermediate Level TACAN Test Set (“ITATS”) contract, wherein a significant portion of this contract was not delivered for over a year, revenues under this contract (approximately $5 million) were recognized on a percentage-of-completion basis, which recognizes sales and profit as they are earned, rather than at the time of shipment.  Revenues and profits were estimated using the cost-to-cost method of accounting where revenues are recognized and profits recorded based upon the ratio of costs incurred to estimate of total costs at completion. The ratio of costs incurred to date to the estimate of total costs at completion was applied to the contract value to determine the revenues and profits. When adjustments in estimated contract revenues or estimated costs at completion are required, any changes from prior estimates are recognized by recording adjustments in the current period for the inception-to-date effect of the changes on current and prior periods. The Company also received progress billings on this program, which is a funding mechanism by the government to assist contractors on long-term contracts prior to delivery. These progress payments are applied to Unbilled Government Receivables resulting from revenues recognized under percentage-of-completion accounting. As of March 31, 2013, the section of this contract was completed, the customer was billed, and the unbilled government receivables were cleared. All other invoices on the program will be for production items, and revenues will be recognized at the time of shipment to, or acceptance by the customer, provided title and risk of loss is transferred to the customer

Shipping and handling costs charged to customers are classified as sales, and the shipping and handling costs incurred are included in cost of sales.

Payments received prior to the delivery of units or services performed are recorded as deferred revenues.

Fair Value of Financial Instruments:

The Company estimates that the fair value of all financial instruments at March 31, 2013 and March 31, 2012, as defined in Financial Accounting Standards Board (“FASB”) ASC 825 “Financial Instruments”, does not differ materially, except for the items discussed below, from the aggregate carrying values of its financial instruments recorded in the accompanying consolidated balance sheets. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value.

The carrying amounts reported in the consolidated balance sheets as of March 31, 2013 and March 31, 2012 for cash, accounts receivable and accounts payable approximate the fair value because of the immediate or short-term maturity of these financial instruments.  Each reporting period we evaluate market conditions including available interest rates, credit spreads relative to our credit rating and liquidity in estimating the fair value of our debt. After considering such market conditions, we estimate that the fair value of debt approximates its carrying value.

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

Accounts Receivable: The Company’s avionics customer base is primarily comprised of airlines, distributors, and the U.S. Government. As of March 31, 2013, the Company believes it has no significant risk related to its concentration within its accounts receivable.

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

Advertising Expenses:

Advertising expenses consist primarily of costs for direct advertising. The Company expenses all advertising costs as incurred, and classifies these costs under selling, general and administrative expenses.  Advertising costs amounted to $200 for the years ended March 31, 2013 and 2012, respectively.

Deferred Revenues:

Amounts billed in advance of the period in which the service is rendered or product delivered are recorded as deferred revenue.  At March 31, 2013 and 2012, deferred revenues totaled $19,505 and $39,404, respectively. See above for additional information regarding our revenue recognition policies.

Net (Loss) Income Per Common Share:

Basic net (loss) income per share attributable to common stockholders is computed by dividing net (loss) income by the weighted-average number of common shares outstanding during the period.  Diluted income per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period, including common stock equivalents, such as stock options and warrants using the treasury stock method.  Diluted loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period and excludes the anti-dilutive effects of common stock equivalents.

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

The Company accounts for uncertainties in income taxes under ASC 740-10-50 which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740-10 requires that the Company determine whether the benefits of its tax positions are more-likely-than-not of being sustained upon audit based on the technical merits of the tax position. The Company recognizes the impact of an uncertain income tax position taken on its income tax return at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. The implementation of ASC 740-10 had no impact on the Company’s results of operations or financial position.

Despite the Company’s belief that its tax return positions are consistent with applicable tax laws, one or more positions may be challenged by taxing authorities. Settlement of any challenge can result in no change, a complete disallowance, or some partial adjustment reached through negotiations or litigation.

Interest and penalties related to income tax matters, if applicable, will be recognized as income tax expense. During the years ended March 31, 2013 and 2012 the Company did not incur any expense related to interest or penalties for income tax matters, and no such amounts were accrued as of March 31, 2013 and 2012.

TEL-INSTRUMENT ELECTRONICS CORP

Notes To Consolidated Financial Statements (Continued)

2.                   Summary of Significant Accounting Policies (continued)

Stock-based Compensation:

The Company accounts for stock-based compensation utilizing the modified prospective method under FASB ASC 718 which requires the measurement of stock-based compensation based on the fair value of the award on the date of grant. The Company recognizes compensation cost on awards on a straight-line basis over the vesting period, typically four years. The Company estimates the fair value of each option granted using the Black-Scholes option-pricing model.

Additional information and disclosure are provided in Note 14.

Long-Lived Assets:

The Company assesses the recoverability of the carrying value of its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future, undiscounted cash flows expected to be generated by an asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. No impairment losses have been recognized for the years ended March 31, 2013 and 2012, respectively.

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

Warranty Reserves:

Warranty reserves are based upon historical rates and specific items that are identifiable and can be estimated at time of sale.  While warranty costs have historically been within the Company’s expectations and the provisions established, future warranty costs could be in excess of the Company’s warranty reserves.  A significant increase in these costs could adversely affect the Company’s operating results for the period and the periods these additional costs materialize.  Warranty reserves are adjusted from time to time when actual warranty claim experience differs from estimates. For the year ended March 31, 2013 warranty costs were $203,783 as compared to $230,028 for the year ended March 31, 2012. These warranty reserves are included in Accrued Expenses – other in the accompanying consolidated balance sheets.

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

New Accounting Pronouncements:

No recently issued accounting pronouncements had or are expected to have a material impact on the Company’s consolidated financial statements.

TEL-INSTRUMENT ELECTRONICS CORP

Notes To Consolidated Financial Statements (Continued)

3.                   Accounts Receivable

The following table sets forth the components of accounts receivable:

	March 31,
	2013	2012
Government	$423,165	$1,272,436
Commercial	153,654	457,670
Less: Allowance for doubtful accounts	(18,940)	(35,470)
	$557,879	$1,694,636

4.                   Inventories

Inventories consist of:

	March 31,
	2013	2012
Purchased parts	$4,418,989	$3,452,832
Work-in-process	1,636,325	1,725,395
Finished goods	385,867	45,748
Less: Allowance for obsolete inventory	(200,000)	(200,000)
	$6,241,181	$5,023,975

Work-in-process inventory includes $1,236,593 and $1,231,751 for government contracts at March 31, 2013 and 2012, respectively.

5.                   Equipment and Leasehold Improvements

Equipment and leasehold improvements consist of the following:

	March 31,
	2013	2012

Leasehold Improvements	$94,413	$92,663
Machinery and equipment	1,474,192	1,407,096
Automobiles	4,741	4,741
Sales equipment	591,109	561,571
Assets under capitalized leases	610,995	610,995
Less: Accumulated depreciation & amortization	(2,187,492)	(1,970,196)

	$587,958	$706,870

Depreciation and amortization expense related to the assets above for the years ended March 31, 2013 and 2012 was $228,069 and $168,667 respectively.

TEL-INSTRUMENT ELECTRONICS CORP

Notes To Consolidated Financial Statements (Continued)

6.                   Accounts Payable and Accrued Expenses

Accrued vacation pay, deferred wages, payroll and payroll withholdings consist of the following:

	March 31,
	2013	2012

Accrued vacation pay	$273,612	$269,490
Accrued payroll and payroll withholdings	168,910	170,626

	$442,522	$440,116

Accrued vacation pay, payroll and payroll withholdings includes $40,500 and $28,421 at March 31, 2013 and 2012, respectively, which is due to officers.

Accrued expenses - other consist of the following:

	March 31,
	2013	2012

Accrued interest	$110,751	$-
Accrued outside contractor costs	882,351	1,178,232
Accrued commissions	8,448	148,731
Warranty Reserve	287,470	271,629
Accrued – other	135,982	407,542

	$1,425,002	$2,006,134

Accrued expenses – related parties consists of the following:

	March 31,
	2013	2012

Interest due to the estate of the Company’s former Chairman	$46,518	$31,518
Interest and other expenses due to the Company’s President/CEO	54,018	37,259

	$100,536	$68,777

TEL-INSTRUMENT ELECTRONICS CORP

Notes To Consolidated Financial Statements (Continued)

7.                   Income Taxes

Income tax (benefit) provision:

	Fiscal Year Ended
	March 31,	March 31,
	2013	2012
Current:
Federal	$-	$-
State and local	3,911	3,500

Total current tax provision	3,911	3,500

Deferred:
Federal	(1,561,076)	(32,698)
State and local	13,585	384,917

Total deferred tax (benefit) provision	(1,547,491)	352,219

Total (benefit) provision	$(1,543,580)	$355,719

The components of the Company’s deferred taxes at March 31, 2013 and 2012 are as follows:

	March 31,	March 31,
	2013	2012
Deferred tax assets:
Net operating loss carryforwards	$3,086,000	$1,761,000
Tax credits	279,000	239,000
Allowance for doubtful accounts	7,000	13,000
Reserve for inventory obsolescence	69,000	72,000
Inventory capitalization	183,000	92,000
Deferred payroll and accrued interest	-	16,000
Vacation accrual	95,000	96,000
Warranty reserve	100,000	97,000
Deferred revenues	2,000	9,000
Stock options	32,000	29,000
Non-compete agreement	14,000	17,000
Depreciation	(82,000)	(154,000)
Deferred tax asset	3,785,000	2,287,000
Less valuation allowance	1,000	50,000

Deferred tax asset, net	$3,784,000	$2,237,000

Deferred tax asset – current	$1,238,000	$1,289,000
Deferred tax asset – long-term	2,546,000	948,000
Total	$3,784,000	$2,237,000

TEL-INSTRUMENT ELECTRONICS CORP

Notes To Consolidated Financial Statements (Continued)

7.                   Income Taxes (Continued)

The recognized deferred tax asset is based upon the expected utilization of its benefit from future taxable income. The Company has federal net operating loss (“NOL”) carryforwards of approximately $9,078,000 as of March 31, 2013, of which approximately $225,000 is subject to limitations under Section 382 of the Internal Revenue Code. These carryforward losses are available to offset future taxable income, and begin to expire in the year 2024. A valuation allowance has been recorded against certain NJ State NOL carryforwards, which total approximately $8,305,000 as of March 31, 2013, since management does not believe that the realization of these NOL’s is more likely than not. NJ NOL carryforwards expire in 7 years, and certain of these amounts begin to expire in 2013.

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

A reconciliation of the income tax (benefit) provision at the statutory Federal tax rate of 34% to the income tax (benefit) provision recognized in the financial statements is as follows:

	March 31,	March 31,
	2013	2012

Income tax (benefit) provision – statutory rate	$(1,467,491)	$145,088
Income tax expenses – state and local, net of federal benefit	3,500	256,355
Permanent items	(38,350)	(82,578)
Research credits	-	(18,057)
True-up of prior years deferred taxes	(67,246)	57,277
Change in state rate	85,945	-
Change in valuation allowance	(49,718)
Other	(10,220)	(2,366)

Income tax (benefit) provision	$(1,543,580)	$355,719

8.                   Subordinated Notes – Related Parties

On February 22, 2010 the Company borrowed $250,000 in exchange for issuing Subordinated Notes to each of two Executive Officers and Directors in the amount of $125,000. Each officer and director also received 5,000 stock options at $8.00 per share, the market price at the date of grant. In September 2010, these officers/directors entered into an Intercreditor and Subordination agreement which subordinated their loans to the BCA Loan Agreement (see Note 9 to Notes to Consolidated Financial Statements).  The notes were to become due April 1, 2011 with an interest rate of 1% per month, payable on a monthly basis within 14 days of the end of each month. The Intercreditor  and Subordination Agreement amongst the parties precludes the payment of principal or interest under these subordinated notes unless and until the Senior Obligations have been paid in full or without the express written consent of Senior Lender.  The Subordinated Note Holders agree that the Company’s failure to pay the monthly interest amounts pursuant to the terms of the February 22, 2010 Subordinated Notes will not constitute an event of default on the Notes if the Company is precluded from making these payments pursuant to the limitations included in the loan agreement with BCA. During fiscal year 2012, the Company’s Chairman, at the time, passed away. His surviving spouse has retained this Subordinated Note and continues to acknowledge the terms. Interest expense amounted to $30,000 and $31,964 for the years ended March 31, 2013 and 2012, respectively.

In connection with the stock options issued in conjunction with this debt the Company recorded a debt discount of $25,000. The debt discount has been fully amortized and no amortization of debt discount was recognized for the years ended March 31, 2013 and 2012.

TEL-INSTRUMENT ELECTRONICS CORP

Notes To Consolidated Financial Statements (Continued)

 9.                 Long-Term Debt

In September 2010 the Company entered into an agreement with BCA Mezzanine Fund LLP (“BCA”) to loan the Company $2.5 million in the form of a Promissory Note (“the “Note”). The Company incurred expenses of $541,604 in connection with this loan, including legal fees, investment banking fees and other transaction fees. The Company also issued to a third party warrants exercisable for 10,416 shares at $6.70 per share for five years in conjunction with the BCA loan as an additional finder’s fee.  These expenses are included as deferred financing costs in the accompanying balance sheets, and are being amortized over the term of the loan using the straight-line method which approximates the effective interest rate method. For the years ended March 31, 2013 and 2012, the Company recorded amortization of deferred financing costs in the amount of $108,321. As of March 31, 2013, the Company had unamortized deferred financing costs in the amount of $264,784 of which $108,321 is classified as a current asset and $156,463 as long-term.   As of March 31, 2012, the Company had unamortized deferred financing costs in the amount of $373,105 of which $108,321 is classified as a current asset and $264,784 as long-term.

In connection with the warrants issued with this debt, the Company recorded a debt discount of $267,848. The debt discount is being amortized over the life of the loan. For each of the years ended March 31, 2013 and 2012, the Company recorded amortization of debt discount in the amount of $53,570.  As of March 31, 2013 and 2012, the Company had unamortized discount of $130,948 and $184,518, respectively, and are classified as a reduction of long-term debt in the accompanying consolidated balance sheets.

The features of the note are as follows:

1.
The Note has a term of five (5) years with an annual interest rate of 14% on the outstanding principal amount. Payments for the first year are interest only and amounted to $28,762 monthly.  In September 2011, the Company began making monthly payments of approximately $69,000 for interest and principal for the remaining term of the loan. BCA had agreed to allow the Company to defer principal payments for the three months ended September 30, 2012. BCA has also agreed to allow the Company to defer principal payments due on October 31 and November 30, 2012. These amounts are deferred until September 2015. BCA has also agreed to allow the Company to defer principal payments due on December 31, 2012 and January 31, 2013 to February 2013, at which time the Company paid these deferred principal payments

2.
At inception, the Company issued BCA  a nine-year warrant for 136,090 shares, based upon 4.5% of the fully –diluted outstanding shares of the Company’s common stock at $6.70 per share, the average closing price over the three days preceding the loan closing on the NYSE-MKT Exchange. In the event of specific major corporate events or the maturity of the five-year loan, BCA can require the Company to purchase the warrant and warrant shares at the higher of the then Exchange market price less the share exercise price, in the case of the warrant, or five times operating income per share. In connection with the warrant issued in conjunction with this debt, the Company recorded a debt discount (see above) and warrant liability, which is marked to fair value at the end of each period (see Note 18 to Notes to the Consolidated Financial Statements). The debt discount is being amortized over the life of the loan.

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

TEL-INSTRUMENT ELECTRONICS CORP

Notes To Consolidated Financial Statements (Continued)

 9.                 Long-Term Debt (continued)

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

7.
The BCA notes contain a number of affirmative and negative covenants which could restrict our operations.  For the quarter ended March 31, 2013, the Company was not in compliance with four covenants related to EBITDA and maintaining agreed upon financial ratios for fixed charges, total leverage and debt service. In consideration for the waiver for non-compliance of the financial covenants as of March 31, 2013 and for the deferral of principal payments, BCA received warrants to purchase 20,000 shares of the Company’s common stock. The common stock underlying the warrant is exercisable at a price of $3.33 per share and the warrants expire on September 10, 2019.

8.
The Company and BCA have amended certain provisions to ease some restrictions, including non-compliance with financial covenants, deferral of principal payments, and approval to obtain progress payments from the government.

In consideration for the waiver for non-compliance of the financial covenants at March 31, 2012, BCA received warrants to purchase 20,000 shares of the Company’s common stock. The common stock underlying the warrant is exercisable at a price of $3.35 per share and the warrants expire on September 10, 2019. Determining the warrant value to be recorded requires us to develop estimates to be used in calculating the fair value of the warrant.  The fair value of the warrant is calculated using the Black-Scholes valuation model. The value of the warrant was charged to debt discount in the accompanying balance sheet in the amount of $26,477 for the year ended March 31, 2013 and will be amortized over the remaining term of the loan. (see Note 18).

In consideration for the waiver for non-compliance of the financial covenants as September 30, 2012 and for the deferral of principal payments due on October 31 and November 30, 2012 to the end of the term of the loan (maturity), BCA received warrants to purchase 20,000 shares of the Company’s common stock. The common stock underlying the warrants is exercisable at a price of $3.56 per share and the warrant expires on September 10, 2019. Determining the warrant value to be recorded requires us to develop estimates to be used in calculating the fair value of the warrant.  The fair value of the warrant is calculated using the Black-Scholes valuation model. The value of the warrant was charged to debt discount in the accompanying balance sheet in the amount of $21,441 for the year ended March 31, 2013 and will be amortized over the remaining term of the loan. (see Note 18).

In consideration for the waiver for non-compliance of the financial covenants as December 31, 2012 and for the deferral of principal payments due on December 31, 2012 and January 31, 2013, BCA received warrants to purchase 20,000 shares of the Company’s common stock. The common stock underlying the warrant is exercisable at a price of $3.58 per share and the warrants expire on September 10, 2019. Fair value of the warrant is calculated using the Black-Scholes valuation model. The value of the warrant was charged to debt discount in the accompanying balance sheet in the amount of $23,714 for the year ended March 31, 2013 and will be amortized over the remaining term of the loan. (see Note 18).  In addition, the Company agreed to pay an additional closing fee of 1% of the original principal in the amount of $25,000.

All warrants issued to BCA are recorded as a liability and are marked to fair value each reporting period, and the resulting change is reflected in the consolidated statements of operations.

TEL-INSTRUMENT ELECTRONICS CORP

Notes To Consolidated Financial Statements (Continued)

 9.                 Long-Term Debt (continued)

On July 26, 2012 the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with a private investor (the “Private Investor”).  Pursuant to the terms of the Purchase Agreement, the Company issued (i) a senior secured promissory note in favor of the Private Investor in the aggregate principal amount of $600,000, approximately $489,000 net of expenses, accruing interest at a rate of 14% per annum and (ii) a common stock purchase warrant to purchase 50,000 shares of the Company’s common stock, par value $0.10 per share. The Note, together with all unpaid interest and principal was due on March 31, 2013.  The common stock underlying the warrant is exercisable at a price of $3.35 per share and the warrant expires on September 10, 2019. In conjunction with the Purchase Agreement the Company entered into an (i) Investor Rights Agreement, (ii) Securities Agreement, (iii) Intercreditor Agreement and (iv) Subordination Agreement. The Company reported the foregoing on its Current Report on Form 8-K on August 3, 2012.

In connection with the warrants issued in conjunction with this debt, the Company recorded a debt discount and warrant liability, which is being marked to fair value at the end of each period (see Note 18 to Notes to the Consolidated Financial Statements).  The Company adjusts the value of the warrant liability (see Note 18) to fair value and recognizes the change in valuation in our statement of operations each reporting period. Determining the the fair value of the warrant liability requires estimates to be used utilizing the Black-Scholes valuation model and the value at issuance was $66,193. The corresponding debt discount is being amortized over the life of the loan and was fully amortized as of March 31, 2013.

The promissory note, dated July 26, 2012 with the Private Investor, contains a number of affirmative and negative covenants which restrict our operations.  For the quarter ended March 31, 2013, the Company was not in compliance with four covenants related to maintaining agreed upon financial ratios for fixed charges, leverage and debt service as well as a requirement for earnings before interest, taxes, depreciation and amortization (EBITDA).  However, the Company received a waiver on each of the above mentioned covenants.

The Company did not pay the $600,000 as of March 31, 2013. As a consequence the Company incurred a $25,000 penalty and the default interest of an additional 10%. The Company paid the default interest for the month of April. Effective May 31, 2013, the Private Investor converted the outstanding principal of $600,000, penalty of $25,000 and accrued interest for the month of May in the amount of $12,400 for a total of $637,400 in to 200,000 shares of common stock at a price of $3.19 per share.

The annual maturities of long-term debt for the five fiscal years subsequent to March 31, 2013 are as follows:

2014	$1,229,643
2015	673,486
2016	678,643
2017	-

Total	$2,581,772

10.                 Commitments

The Company leases its only facility in East Rutherford, NJ under an operating lease agreement which expires July 31, 2016. The Company also has an option to renew this lease for an additional 5 years after expiration. Under terms of the lease, the Company is also responsible for its proportionate share of the additional rent to include, all real estate taxes, insurance, snow removal, landscaping and other building charges. The Company is also responsible for the utility costs for the premises.

In addition, the Company has agreements to lease equipment for use in the operations of the business under operating leases.

TEL-INSTRUMENT ELECTRONICS CORP

Notes To Consolidated Financial Statements (Continued)

10.                 Commitments (continued)

The following is a schedule of approximate future minimum rental payments for operating leases subsequent to the year ended March 31, 2013.

Years Ended March 31,
2014	$269,853
2015	258,518
2016	254,840
2017	84,947
2018	--
$868,158

Total rent expense, including common charges related to the building as well as equipment rentals, was approximately $314,000 and $326,000 for the years ended March 31, 2013 and 2012, respectively.

The Company sponsors a 401k Plan in which employee contributions on a pre-tax basis are supplemented by matching contributions by the Company. The Company charged to operations $21,768 and $24,992 as its matching contribution to the Company’s 401k Plan for the years ended March 31, 2013 and 2012, respectively.

11.                 Capitalized Lease Obligations

The Company has entered into lease commitments for furniture and equipment that meet the requirements for capitalization. The equipment has been capitalized and shown in equipment and leasehold improvements in the accompanying balance sheets.  The related obligations are also recorded in the accompanying consolidated balance sheets and are based upon the present value of the future minimum lease payments with interest rates ranging from 12% to 15%.  The net book value of equipment acquired under capitalized lease obligations amounted to $192,386 and $248,611 at March 31, 2013 and 2012, respectively. There were no new capital lease obligations during fiscal year 2013.  As of March 31, 2013 and 2012, accumulated amortization under capital leases was $418,609 and $362,384, respectively.

At March 31, 2013, future payments under capital leases are as follows over each of the next five fiscal years:

2014	$91,335
2015	59,592
2016	18,685
2017	4,670
2018	--
Total minimum lease payments	174,282
Less amounts representing interest	(23,719)
Present value of net minimum lease payments	150,563
Less current portion	(74,508)
Long-term capital lease obligation	$76,055

TEL-INSTRUMENT ELECTRONICS CORP

Notes To Consolidated Financial Statements (Continued)

12.                 Significant Customer Concentrations

For the years ended March 31, 2013 and 2012, sales to the U.S. Government represented approximately 65% and 66%, respectively of avionics net sales.  No other individual customer represented over 10% of net sales for these years.  No customer or distributor accounted for more than 10% of commercial or government net sales.

Net sales to foreign customers were $933,426 and $1,732,227 for the years ended March 31, 2013 and 2012, respectively.  All other sales were to customers located in the U.S. The following table presents net sales by U.S. and foreign countries:

	2013	2012
United States	$6,893,832	$14,776,451
Foreign countries	933,426	1,732,227
Total	$7,827,258	$16,508,678

Net sales related to any single foreign country did not comprise more than 10% of consolidated net sales. The Company had no assets outside the United States.

As of March 31, 2013 and 2012, one individual customer balance represented 13% and 42%, respectively, of the Company’s outstanding accounts receivable. Receivables from the U.S. Government represented approximately 53% and 24%, respectively, of total receivables at March 31, 2013 and 2012, respectively.

13.                 Subscription Agreements

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

In November 2012, the Company received $500,000 from an investment group in exchange for 149,534 shares of newly issued Company common stock at a price of $3.35 per share. These funds will be used for general operating purposes.

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

TEL-INSTRUMENT ELECTRONICS CORP

Notes To Consolidated Financial Statements (Continued)

14.                 Stock Option Plan (continued)

The fair value of each option awarded is estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table. Expected volatilities are based on historical volatility of the Company’s stock. The expected life of the options granted represents the period of time from date of grant to expiration (5 years). The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant. The per share weighted-average fair value of stock options granted for the years ended March 31, 2013 and 2012 was $1.40 and $2.42, respectively, on the date of grant using the Black Scholes option-pricing model with the following assumptions:

Year	Dividend Yield	Risk-free Interest rate			Volatility			Life
2013	0.0%			0.79%			45.3%	5 years
2012	0.0%	0.86%	-	1.08%	36.07%	-	36.63%	5 years

A summary of the status of the Company’s stock option plans for the fiscal years ended March 31, 2013 and 2012 and changes during the years are presented below: (in number of options):

	Number of Options	Average Exercise Price	Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding options at April 1, 2011	248,850	$4.69
Options granted	18,000	$7.28
Options exercised	(38,000)	$3.28
Options canceled/forfeited	(27,750)	$5.04

Outstanding options at March 31, 2012	201,100	$5.14	2.1 years	$321,114
Options granted	10,000	$3.50
Options exercised	(39,100)	$3.53
Options canceled/forfeited	(57,400)	$5.17

Outstanding options at March 31, 2013	114,600	$5.53	2.0 years	$-0-
Vested Options:
March 31, 2013:	71,100	$4.29	1.4 years	$-0-
March 31, 2012:	119,760	$4.29	1.3 years	$263,099

Remaining options available for grant were 218,978 and 171,578 as of March 31, 2013 and 2012, respectively.

The total intrinsic value of options exercised during the years ended March 31, 2013 and 2012 was $38,940 and $127,154, respectively. Cash received from the exercise of stock options for the years ended March 31, 2013 and 2012 was $138,090 and $124,631, respectively.

For the years ended March 31, 2013 and 2012, the unamortized compensation expense for stock options was $108,807 and $164,686, respectively. Unamortized compensation expense is expected to be recognized over a weighted-average period of 3 years.

Additionally, at March 31, 2013 the Company has an employment agreement with one individual which provides for the grant of 5,000 stock options with an exercise of $3.54 per share.  This employee contract was approved by the directors, and was included as consideration for employment but was not individually approved by shareholders. Since these options were granted under the Stock Option Plans, they are included in the 114,600 shares outstanding at March 31, 2013.

TEL-INSTRUMENT ELECTRONICS CORP

Notes To Consolidated Financial Statements (Continued)

14.                 Stock Option Plan (continued)

A summary of the Company’s non-vested shares as of March 31, 2013, and changes during the year ended March 31, 2013 is presented below:

Non-vested Shares	Shares	Weighted-Average Grant-Date Fair value

Non-vested at April 1, 2012	81,340	$6.40
Granted	10,000	$3.50
Vested	(28,200)	$5.11
Forfeited	(19,640)	$7.24
Non-vested at March 31, 2013	43,500	$6.25

The compensation cost that has been charged was $81,517 and $89,079 for the fiscal years ended March 31, 2013 and 2012, respectively. The total income tax benefit recognized in the statement of operations for share-based compensation arrangements was $7,190 and $8,797 for the fiscal years ended March 31, 2013 and 2012, respectively, and relates to the compensation cost associated with non-qualified stock options

15.                 Net Diluted (Loss) Income Per Share

Net (loss) income per share has been computed according to FASB ASC 260, “Earnings per Share,” which requires a dual presentation of basic and diluted earnings (loss) per share (“EPS”). Basic EPS represents net (loss) income divided by the weighted average number of common shares outstanding during a reporting period. Diluted EPS reflects the potential dilution that could occur if securities, including warrants and options, were converted into common stock. The dilutive effect of outstanding warrants and options is reflected in earnings per share by use of the treasury stock method. In applying the treasury stock method for stock-based compensation arrangements, the assumed proceeds are computed as the sum of the amount the employee must pay upon exercise and the amounts of average unrecognized compensation costs attributed to future services.

	March 31, 2013	March 31, 2012
Basic net (loss) income per share computation:
Net (loss) income	$(2,772,571)	$71,016
Weighted-average common shares outstanding	2,834,257	2,657,279
Basic net (loss) income per share	$(0.98)	$0.03
Diluted net (loss) income per share computation
Net (loss) income	$(2,772,571)	$60,169	(1)
Weighted-average common shares outstanding	2,834,257	2,657,279
Incremental shares attributable to the assumed exercise of outstanding stock options and warrants	-	60,541
Total adjusted weighted-average shares	2,834,257	2,717,820
Diluted net (loss) income per share	$(0.98)	$0.02

 (1) For the year ended March 31, 2012 net income excludes the gain on the change in the value of stock warrants.

For the year ended March 31, 2013, all outstanding warrants and options were excluded from the computation of diluted loss per share because their effect would be anti-dilutive. For the year ended March 31, 2012, 51,500 shares were excluded from the calculation of diluted loss per share because of their anti-dilutive effects.

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

The table below presents information about reportable segments for the years ended March 31:

2013	Avionics Government	Avionics Commercial	Avionics Total	Corporate/ Reconciling Items	Total
Net sales	$5,779,947	$2,047,311	$7,827,258	$-	$7,827,258
Cost of Sales	4,934,322	1,931,714	6,866,036	-	6,866,036

Gross Margin	845,625	115,597	961,222	-	961,222

Engineering, research, and development			2,149,591		2,149,591
Selling, general, and admin.			1,162,608	1,402,029	2,564,637
Amortization of debt discount			-	129,763	129,763
Amortization of deferred financing costs			-	219,662	219,662
Change in fair value of common stock warrant			-	(294,785)	(294,785)
Interest expense, net			-	508,505	508,505
			3,312,199	1,965,174	5,277,373
(Loss) income before income taxes			$(2,350,977)	$(1,965,174)	$(4,316,151)

Segment Assets	$5,191,777	$1,651,204	$6,848,981	$5,070,453	$11,919,434

TEL-INSTRUMENT ELECTRONICS CORP

Notes To Consolidated Financial Statements (Continued)

16.                   Segment Information (continued)

2012	Avionics Government	Avionics Commercial	Avionics Total	Corporate/ Reconciling Items	Total
Net sales	$14,013,807	$2,494,871	$16,508,678	$-	$16,508,678
Cost of Sales	8,424,141	1,644,095	10,068,236	-	10,068,236

Gross Margin	5,589,666	850,776	6,440,442	-	6,440,442

Engineering, research, and Development			2,794,478		2,794,478
Selling, general, and admin.			1,488,114	1,481,842	2,969,956
Amortization of debt discount			-	53,570	53,570
Amortization of deferred financing costs			-	108,321	108,321
Proceeds from life insurance			-	(300,029)	(300,029)
Change in fair value of common stock warrant			-	(10,847)	(10,847)
Gain on sale of asset			-	(500)	(500)
Interest expense, net			-	398,758	398,758
			4,282,592	1,731,115	6,013,707
Income (loss) before income taxes			$2,157,850	$(1,731,115)	$426,735

Segment Assets	$7,743,372	$755,620	$8,498,992	$4,007,417	$12,506,409

17.                   Quarterly Results of Operations (Unaudited)

  Quarterly consolidated data for the years ended March 31, 2013 and 2012 is as follows:

FY 2013	June 30	September 30	December 31	March 31
Net sales	$1,177,288	$2,394,950	$2,350,020	$1,905,000
Gross margin	283,694	602,423	453,368	(378,263)	(2)
Loss before taxes	(832,344)	(878,276)	(848,965)	(1,756,566)
Net loss	(668,800)	(429,705)	(545,177)	(1,128,889)
Basic loss per share	(0.25)	(0.16)	(0.19)	(0.38)
Diluted loss per share	(0.25)	(0.16)	(0.19)	(0.38)

	Quarter Ended
FY 2012	June 30	September 30	December 31	March 31
	(restated)
Net sales	$3,990,211	$3,674,354	$3,673,235	$5,170,878
Gross margin	1,861,631	1,483,227	1,445,379	1,650,205
Income before taxes	202,138	105,220	75,142	44,235
Net income (loss) (1)	(80,795)	103,316	97,431	(48,936)
Basic income (loss) per share (1)	(0.03)	0.04	0.04	(0.02)
Diluted income (loss) per share (1)	(0.03)	0.04	0.04	(0.02)

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
(2) During the fourth quarter of fiscal 2013, the Company recorded a write down of inventory of approximately of $180,000 related to book to physical adjustments, approximately $200,000 of additional third party costs related to vendor services,  manufacturing variances, and incurred charges related to temporarily curtailing production in order to enhance quality procedures in its production process.

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

TEL-INSTRUMENT ELECTRONICS CORP

Notes To Consolidated Financial Statements (Continued)

18.                 Fair Value Measurements (continued)

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as of March 31, 2013 and March 31, 2012. As required by FASB ASC 820, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

March 31, 2013	Level I	Level II	Level III	Total

Warrant Liability	$-	$-	$198,330	$198,330
Total Liabilities	$-	$-	$198,330	$198,330

March 31, 2012	Level I	Level II	Level III	Total

Warrant Liability	$-	$-	$355,290	$355,290
Total Liabilities	$-	$-	$355,290	$355,290

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

The following table provides a summary of the changes in fair value of our Level 3 financial liabilities for the years ended March 31, 2013 and 2012 as well as the unrealized gains or losses included in income.

	March 31, 2013	March 31, 2012
Fair value, at beginning of period	$355,290	$366,137

New issuances	137,825	-
Change in fair value	(294,785)	(10,847)

Fair value, at end of period	$198,330	$355,290

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

Values at Inception

Date of Warrant	Expiration Date	Number of Warrants	Exercise Price	Fair Market Value Per Share	Expected Volatility	Remaining Life in Years	Risk Free Interest Rate	Warrant Liability
09-10-2010	09-10-2019	136,920	$6.70	$6.70	28.51%	9	2.81%	$267,848
09-10-2010	09-10-2015	10,416	$6.70	$6.70	28.51%	5	1.59%	$13,808
07-26-2012	09-10-2019	50,000	$3.35	$3.90	42.04%	7	0.94%	$66,193
07-26-2012	09-10-2019	20,000	$3.35	$3.90	42.04%	7	0.94%	$26,477
11-20-2012	09-10-2019	20,000	$3.56	$3.50	42.45%	6.83	1.09%	21,441
02-14-2013	09-10-2019	20,000	$3.58	$3.80	41.72%	6.58	1.43%	23,714

Values at March 31, 2012

Date of Warrant	Expiration Date	Number of Warrants	Exercise Price	Fair Market Value Per Share	Expected Volatility	Remaining Life in Years	Risk Free Interest Rate	Warrant Liability
09-10-2010	09-10-2019	136,920	$6.70	$6.33	53.19%	7.45	2.23%	$338,116
09-10-2010	09-10-2015	10,416	$6.70	$6.33	53.19%	3.45	2.23%	$17,174

Values at March 31, 2013

Date of Warrant	Expiration Date	Number of Warrants	Exercise Price	Fair Market Value Per Share	Expected Volatility	Remaining Life in Years	Risk Free Interest Rate	Warrant Liability
09-10-2010	09-10-2019	136,920	$6.70	$3.50	41.45%	6.45	1.24%	$81,080
09-10-2010	09-10-2015	10,416	$6.70	$3.50	41.45%	2.45	0.25%	$1,870
07-26-2012	09-10-2019	50,000	$3.35	$3.50	41.45%	6.33	1.24%	$53,269
07-26-2012	09-10-2019	20,000	$3.35	$3.50	41.45%	6.33	1.24%	$21,307
11-20-2012	09-10-2019	20,000	$3.56	$3.50	41.45%	6.50	1.24%	$20,664
02-14-2013	09-10-2019	20,000	$3.67	$3.50	41.45%	6.45	1.24%	20,140

The volatility calculation was based on the 39 months of the Company’s stock price prior to the measurement date, utilizing January 1, 2010 as the initial period, as the Company believes that this is the best indicator of future performance. The source of the risk free interest rate is the US Treasury rate related to 7 year notes. The exercise price is per the agreement, the fair market value is the closing price of our stock on the date of measurement, and the expected life is based on management’s current estimate of when the warrants will be exercised. All inputs to the Black-Scholes options model are evaluated each reporting period.

TEL-INSTRUMENT ELECTRONICS CORP

Notes To Consolidated Financial Statements (Continued)

19.                    Litigation

On March 24, 2009, Aeroflex Wichita, Inc. (“Aeroflex”) filed a petition against the Company and two of its employees in the District Court, Sedgwick County, Kansas, Case No. 09 CV 1141 (the “Aeroflex Action”), alleging that the Company and its two employees misappropriated Aeroflex’s proprietary technology in connection with the Company winning a substantial contract from the U.S. Army (the “Award”), to develop new Mode-5 radar test sets and kits to upgrade the existing TS-4530 radar test sets to Mode 5. Aeroflex’s petition alleges that in connection with the Award, the Company and its named employees misappropriated Aeroflex’s trade secrets; tortiously interfered with its business relationship; conspired to harm Aeroflex and tortiously interfered with its contract and seeks injunctive relief and damages. The central basis of all the claims in the Aeroflex Action is that the Company misappropriated and used Aeroflex proprietary technology and confidential information in winning the Award. In February 2009, subsequent to the Award to the Company, Aeroflex filed a protest of the Award with the Government Accounting Office (“GAO”). In its protest, Aeroflex alleged, inter alia, that the Company used Aeroflex’s proprietary technology in order to win the Award, the same material allegations as were later alleged in the Aeroflex Action. On or about March 17, 2009, the U.S. Army Contracts Attorney and the U.S. Army Contracting Officer each filed a statement with the GAO, expressly rejecting Aeroflex’s allegations that the Company used or infringed Aeroflex proprietary technology in winning the Award, and concluding that the Company had used only its own proprietary technology. On April 6, 2009, Aeroflex withdrew its protest.

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

20.                     Subsequent Events

 Effective May 31, 2013, the Private Investor converted the outstanding principal of $600,000, penalty of $25,000 and accrued interest for the month of May in the amount of $12,400 for a total of $637,400 in to 200,000 shares of common stock at a price of $3.19 per share.

The Company executed Waiver and Amendment No. 8, dated July 12, 2013, which stated that in consideration for the waiver for non-compliance of the financial covenants as of March 31, 2013 and for the deferral of principal payments, BCA will receive warrants to purchase 20,000 shares of the Company’s common stock. The common stock underlying the warrant is exercisable at a price of $3.33 per share and the warrants expire on September 10, 2019.

TEL-INSRUMENT ELECTRONICS CORP

Schedule II - Valuation and Qualifying Accounts

Description	Balance at Beginning of the Year	Charged to Costs and Expenses	Deductions		Balance at End of the Year

Year ended March 31, 2013:
Allowance for doubtful Accounts	$35,470	$-	(16,530)		$18,940

Allowance for obsolete Inventory	$200,000	$-	$-		$200,000

Year ended March 31, 2012:
Allowance for doubtful Accounts	$36,670	$-	(1,200)		$35,470

Allowance for obsolete Inventory	$445,000	$21,972	(266,972	) (1)	$200,000

(1) Deductions represent inventories written-off.

Item 9.          Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There are no reportable events under this item for the year ended March 31, 2013.

Item 9A.       Controls and Procedures

a) Evaluation of disclosure controls and procedures.

As of March 31, 2013, management performed, with the participation of our Chief Executive Officer and Principal Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934.  Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosures.   Based on the evaluation required by Rule 13a-15(b) under the Securities Exchange Act of 1934, our Chief Executive Officer and Principal Financial Officer concluded that as of March 31, 2012, such disclosure controls and procedures were not effective.

b) Remediation

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Material weakness had been identified as of March 31, 2012 related to not maintaining a sufficient level of resources related to tax accounting.

During Fiscal Year 2013, management remediated the previously existing material weakness in its level of resources related to tax accounting.  The Company hired external consultants to assist management in its tax accounting, preparation of its tax accounts, and to ensure ongoing tax compliance.

c) Management’s Annual Report on Internal Control over Financial Reporting

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

Management has conducted, with the participation of our Chief Executive Officer and our Principal Accounting Officer, an assessment of the effectiveness of our internal control over financial reporting as of March 31, 2013.  Management’s assessment of internal control over financial reporting used the criteria set forth in SEC Release 33-8810 based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control over Financial Reporting – Guidance for Smaller Public Companies. Based on this evaluation, Management concluded that our system of internal control over financial reporting was effective as of March 31, 2013, based on these criteria.

d) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Item 9B.       Other Information

The Company and BCA amended the BCA Loan Agreement to ease some of the restrictive provisions, including non-compliance with financial covenants, deferral of principal payments, and approval to obtain progress payments from the government.

PART III

Item 10.          Directors and Executive Officers of the Registrant

Name (age)	Position	Year First Elected a Director
Stephen A. Fletcher (1) (52)	Director; General Manager of Kodak’s Digital Printers and Presses Strategic Group; General Manager of New Printing Technologies; Vice President of Consumer Digital Group since 2007	2011

George J. Leon (2) (3) (69)	Director; Investment Manager and beneficiary of the George Leon Family Trust (Investments) since 1986.	1986

Jeffrey C. O’Hara, CPA (1) (55)	Director; President since August 2007; Chief Executive Officer since December 2010; Chief Operating Officer since June 2006; Vice President since 2005	1998

Robert A. Rice (2) (3) (57)	Director; President and Owner of Spurwink Cordage, Inc since1998 (textile manufacturing).	2004

Robert H. Walker (2) (3) (4) (77)	Director and Chairman of the Board since April 2011; Retired Executive Vice President, Robotic Vision Systems, Inc. (design and manufacture of robotic vision systems) 1983-1998.	1984

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

Section 16(a) Beneficial Ownership Reporting Compliance

As of March 31, 2013, the end of the last fiscal year, all officers, directors and 10% beneficial owners, known to the Company, had timely filed required forms reporting beneficial ownership of Company securities, based solely on review of Filed Forms 3 and 4 furnished to the Company.

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

Item 11.        Executive Compensation

The following table presents information regarding compensation of our principal executive officer, and the two most highly compensated executive officers other than the principal executive officer for services rendered during fiscal years 2013 and 2012.

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary ($) (1)	Incentive ($) (2)	Option Awards ($) (3)	All Other Compensation $ (4)	Total ($)

Jeffrey C. O’Hara, CEO President (5)	2013	160,000	-	-	21,222	181,222
	2012	160,000	-	-	20,897	180,897

Joseph P. Macaluso PAO	2013	110,000	-	-	6,471	116,471
	2012	106,346	-	8,648	7,503	122,497

(1)	The amounts shown in this column represent the dollar value of base cash salary earned by each named executive officer (“NEO”).

(2)	No incentive compensation was made to the NEO’s in 2013 and 2012, and therefore no amounts are shown.

(3)
Amounts in this column represent the fair value required by ASC Topic 718 to be included in our financial statements for all options granted during that year (see Note 14 to Notes to the Consolidated Financial Statements).

(4)	The amounts shown in this column represent amounts for medical and life insurance as well as the Company’s match in the 401(k) Plan.

(5)	On December 15, 2010, Mr. O’Hara became CEO.

Grants of Plan-based Awards Table for Fiscal Year

                      There were no stock options granted during or for the 2013 fiscal year to our named executive officers.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth the outstanding stock option grants held by named executive officers at the end of the 2013 fiscal year. The option exercise price set forth in the table is based on the closing market price on the date of grant.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable (1)	Option Exercise Price ($)	Option Expiration Date

Joseph P. Macaluso	800	3,200	$6.59	12/14/16

Jeffrey C. O’Hara	15,000	-	$3.58	03/02/14
	3,000	2,000	$8.00	02/22/15
	6,000	9,000	$7.62	12/15/15

(1)	Options are exercisable, on a cumulative basis, 20% at or after each of the first, second, and third anniversary of the grant and 40% after the fourth year anniversary.

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

Options Exercised and Stock Vested During Fiscal Year 2012

The following table sets forth the number of shares acquired upon exercising options awards by our named executive officers (“NEOs”) during fiscal year 2013.

Name	Number of shares acquired on exercise	Value realized on exercise (1)
Jeffrey C. O’Hara	5,000	$(100)

(1) Value stated calculated by subtracting the exercise price from the market value at time of exercise.

Options granted to NEOs are consistent with the terms of options granted to other employees pursuant to the Employee Stock Option Plans (see Note 14 of the Notes to the Consolidated Financial Statements). Options granted to NEOs may be tax sheltered to the grantee, and their value constitutes a charge to the Company (see Notes 4 and 14 of the Notes to the Consolidated Financial Statements).

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

The percentage of operating profits so determined is then distributed to senior employees, including NEOs and to a category  entitled  "other",  based on (a) the amount of the employee's base salary, (b) his contribution to the Company,  (c) the results of that contribution,  (d) an estimated amount of his  "special effort" on behalf of the Company, (e) his technical expertise, leadership, and management skills, and (f) the level of the overall  compensation paid employees performing similar work in competitive companies.  No incentive awards were made to the NEOs for the years ended March 31, 2013 ad 2012.

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

Item 11.        Executive Compensation (continued)

Director Compensation

Directors who are not employees or officers of the Company receive $1,250 in cash and options, at the then market price, to purchase 1,000 shares of common stock for attendance at each in-person meeting and $625 in cash and options to purchase 500 shares for attendance at each formal telephonic meeting of the Board or of a standing committee.  As of January 1, 2011, non-employee directors may elect annually to accept the foregoing compensation or waive the stock option element and receive the $2,500 in cash for attendance at the in-person meeting and $1,250 in cash for each formal telephone meeting. During fiscal year 2013 non-employee directors received the following compensation pursuant to this plan.

Name	Cash Compensation	Option Awards ($)(1)(2)	Total $
George J. Leon	$16,250	$-0-	$16,250
Robert A. Rice	$16,250	$-0-	$16,250
Robert H. Walker (3)	$16,250	$-0-	$16,250
Stephen A. Fletcher	$15,000	$-0-	$15,000

(1)                   Amounts in this column represent the fair value required by ASC 718 to be included in our financial statements for all options granted during fiscal year 2013.
(2)                   The numbers of currently exercisable options are set forth in the footnotes to Item 12 below.
(3)                   Mr. Walker receives a monthly stipend of $2,400 for his additional responsibility as Chairman of the Board.

Compensation Policy

The Company does not believe that its compensation policies are reasonably likely to increase corporate risk or have a material adverse effect on the Company.

Item 12.        Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information known to the Company with respect to the beneficial ownership as of July 8, 2013, by (i) all persons who are beneficial owners of five percent (5%) or more of the Company’s Common Stock, (ii) each director and nominee, (iii) the executive officers, and (iv) all current directors and executive officers as a group.

Name and Address	Number of Shares Beneficially Owned		Percentage of Class (1)

Named Directors and Officers

Stephen A. Fletcher, Director	-0-	(2)	0%
20 Windham Hill
Mendon, NY 14506

George J. Leon, Director	434,823	(3)	13.5%
116 Glenview
Toronto, Ontario, Canada M4R1P8

Jeffrey C. O’Hara, Director	261,156	(4)	8.1%
853 Turnbridge Circle
Naperville, IL 60540

Robert A. Rice, Director	116,504	(5)	3.6%
5 Roundabout Lane
Cape Elizabeth, ME 04107

Robert H. Walker, Director	79,363	(6)	2.5%
27 Vantage Court
Port Jefferson, NY 11777

Joseph P. Macaluso, PAO	24,313	(7)	0.8%
167 Tennis Court
Wall Township, NJ 07719

All Officers and Directors as a Group (6 persons)	916,479	(8)	28.0%

Mrs. Sadie Fletcher	656,907	(9)	20.5%
657 Downing Lane
Williamsville, NY 14221

Item 12.          Security Ownership of Certain Beneficial Owners and Management  (continued)

(1)
The class includes 3,211,739 shares outstanding in the calculation of the percentage of shares owned by a party. The common stock deemed to be owned by the named party, includes stock which is not outstanding but subject to currently exercisable options held by the individual named in accordance with Rule 13d-3(d)c) of the Exchange Act. The foregoing information is based on reports made by the named individuals.

(2)
Mr. Stephen A. Fletcher is the son of Mr. Harold K. Fletcher, former Chief Executive Officer and director of the Company. Mr. Stephen A. Fletcher is the son of Mrs. Sadie Fletcher who beneficially owns 656,907 shares by virtue of the Estate of Harold K. Fletcher. Mr. Fletcher disclaims beneficial ownership of the shares owned by the Estate of Harold K. Fletcher.

(3)
Includes 299,517 shares owned by the George Leon Family Trust, of which Mr. Leon is a beneficiary, and 10,200 shares subject to currently exercisable stock options. Mr. Leon acts as manager of the trust assets pursuant to an informal family, oral arrangement, and disclaims beneficial ownership of the shares owned by the trust.

(4)	Includes 24,000 shares subject to currently exercisable stock options owned by Mr. O’Hara.
(5)	Includes 10,700 shares subject to currently exercisable stock options owned by Mr. Rice.
(6)	Includes 10,700 shares subject to currently exercisable stock options owned by Mr. Walker.
(7)	Includes 800 shares subject to currently exercisable stock options owned by Mr. Macaluso.
(8)	Includes 56,400 shares subject to currently exercisable options held by all executive officers and directors of the Company (including those individually named above).
(9)
Represents 656,907 shares owned by the Estate of Harold K. Fletcher, former Chief Executive Officer and director of the Company. Mrs. Fletcher is the mother of Stephen A. Fletcher, a director of the Company.

                         Equity Compensation Plan Information

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

Additionally, at March 31, 2013 the Company has individual employment agreements with one individual which provides for the grant of 5,000 stock options with an exercise of $3.54 per share.  This employee contract was approved by the directors, and was included as consideration for employment but was not individually approved by shareholders. Since these options were granted under the Stock Option Plans, they are included in the 114,600 securities to be issued upon the exercise of stock options in the second column of the following schedule.

Item 12.       Security Ownership of Certain Beneficial Owners and Management  (continued)

Equity Compensation Plan Information (continued)

The following table provides information as of March 31, 2013 regarding compensation plans under which equity securities of the Company are authorized for issuance.

Plan category	Number of securities to be issued upon exercise of options	Weighted average exercise price of options	Number of options remaining available for future issuance under Equity Compensation Plans
Equity Compensation Plans approved by shareholders *	114,600	$5.53	218,978
Equity Compensation Plans not approved by shareholders	--	--	--
Total	114,600	$5.53	218,978

* See Discussion above and Note 14 of Notes to the Consolidated Financial Statements.

Item 13.       Certain Relationships and Related Transactions

On February 22, 2010 the Company borrowed $250,000 in exchange for issuing Subordinated Notes to each of two Executive Officers and Directors in the amount of $125,000. Each officer and director also received 5,000 stock options at $8.00 per share, the market price at the date of grant. In September 2010, these officers/directors entered into an Intercreditor and Subordination agreement which subordinated their loans to the BCA Loan Agreement (see Note 11 to Notes to Consolidated Financial Statements).  The notes were to become due April 1, 2011 with an interest rate of 1% per month, payable on a monthly basis within 14 days of the end of each month. The Intercreditor  and Subordination Agreement amongst the parties precludes the payment of principal or interest under these subordinated notes unless and until the Senior Obligations have been paid in full or without the express written consent of Senior Lender.  The Subordinated Note Holders agree that the Company’s failure to pay the monthly interest amounts pursuant to the terms of the February 22, 2010 Subordinated Notes will not constitute an event of default on the Notes if the Company is precluded from making these payments pursuant to the limitations included in the loan agreement with BCA. During fiscal year 2012, the Company’s Chairman, at the time, passed away. His surviving spouse has retained this Subordinated Note and continues to acknowledge the terms. Interest expense amounted to $30,000 and $31,964 for the years ended March 31, 2013 and 2012, respectively.

In connection with the stock options issued in conjunction with this debt the Company recorded a debt discount of $25,000. The debt discount has been fully amortized and no amortization of debt discount was recognized for the years ended March 31, 2013 and 2012. As of March 31, 2013 and 2012, the Company had unamortized discount of $-0-.

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

Item 14.         Principal Accountant Fees and Services

For the fiscal years ended March 31, 2013 and 2012, professional services were performed by BDO USA, LLP, the Company’s independent registered public accountant.  Fees for those years were as follows:

	2013	2012

Audit Fees	$117,500	$117,500
Audit-Related Fees	-	-
Total Audit and Audit-Related Fees	117,500	117,500
Tax Fees	-	-
All Other Fees	-	-

Total	$117,500	$117,500

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

Audit Related Fees, tax and other fees.  No fees under these categories were paid to BDO USA, LLP in 2013 and 2012.

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

*	(3.1)	Tel-Instrument Electronics Corp's Certificate of Incorporation, as amended.
*	(3.2)	Tel-Instrument Electronics Corp's By-Laws, as amended.
*	(3.3)	Tel-Instrument Electronics Corp's Restated Certificate of Incorporation dated November 8, 1996.
*	(4.1)	Specimen of Tel-Instrument Electronics Corp's Common Stock Certificate.
*	(10.2)	10% convertible subordinated note between Registrant and Harold K. Fletcher.
*	(10.3)	Purchase agreement between Registrant and Innerspace Technology
*	(10.4)	Agreement between Registrant and Semaphore Capital Advisors, LLC
*	(10.5)	2006 Stock Option Plan
*	(10.6)	Subordinated Note Between Registrant and Harold K. Fletcher
*	(10.7)	Subordinated Note Between Registrant and Jeffrey C. O’Hara
*	(10.8)	Shareholder Purchase Agreement between the Registrant and Harold K. Fletcher
*	(10.9)	Shareholder Purchase Agreement between the Registrant and Jeffrey C. O’Hara
*	(10.10)	Shareholder Purchase Agreement between the Registrant and George Leon
*	(10.11)	Loan Agreement with BCA Mezzanine Fund, LLP and Amendments 1-3
*	(10.12)	Intercreditor and Subordination Agreement among Harold. K. Fletcher, Jeffrey C. O’Hara and BCA Mezzanine Fund, LLP.
*	(10.13)	Subscription Agreement between Registrant and Subscriber, dated November 8, 2012
	(23.1)	Consent of Independent Registered Public Accounting Firm
	(31.1)	Certification by CEO pursuant to Rule 15d-14 under the Securities Exchange Act.
	(31.2)	Certification by CFO pursuant to Rule 15d-14 under the Securities Exchange Act.
	(32.1)	Certification by CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	101.INS	XBRL Instance Document
	101.SCH	Taxonomy Extension Schema Document
	101.CAL	Taxonomy Extension Calculation Linkbase Document
	101.DEF	Taxonomy Extension Definition Linkbase Document
	101.LAB	Taxonomy Extension Label Linkbase Document
	101.PRE	Taxonomy Extension Presentation Linkbase Document

*	Incorporated by reference to previously filed documents.

The Company will furnish to a stockholder, upon request, any exhibit at cost.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEL-INSTRUMENT ELECTRONICS CORP
(Registrant)

Dated: July 16, 2013	By:	/s/ Jeffrey C. O’Hara
Jeffrey C. O’Hara
CEO and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated and by signature hereto.

Signature	Title	Date

/s/ Jeffrey C. O’Hara	CEO, President, COO and Director	July 16, 2013
Jeffrey C. O’Hara

/s/ Joseph P. Macaluso	Principal Accounting Officer	July 16, 2013
Joseph P. Macaluso

/s/ Stephen A. Fletcher	Director	July 16, 2013
Stephen A. Fletcher

/s/ George J. Leon	Director	July 16, 2013
George J. Leon

/s/ Robert A. Rice	Director	July 16, 2013
Robert A. Rice

/s/ Robert H. Walker	Chairman of the Board, Director	July 16, 2013
Robert H. Walker