Form 10-Q
period 2013-06-30
TEL INSTRUMENT ELECTRONICS CORP
filed 2013-08-14
CIK 96885

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2013

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

As of August 5,  2013, there were 3,243,087 shares outstanding of the registrant’s common stock.

TEL-INSTRUMENT ELECTRONICS CORP

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

TEL-INSTRUMENT ELECTRONICS CORP
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2013	March 31, 2013
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$193,950	310,297
Accounts receivable, net	970,052	557,879
Inventories, net	5,477,243	6,241,181
Prepaid expenses and other	87,042	115,852
Deferred financing costs	108,321	108,321
Deferred income tax asset	1,238,421	1,238,421
Total current assets	8,075,029	8,571,951

Equipment and leasehold improvements, net	534,607	587,958
Deferred financing costs – long-term	129,383	156,463
Deferred income tax asset – non-current	2,564,059	2,546,190
Other assets	56,872	56,872
Total assets	11,359,950	11,919,434

LIABILITIES & STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion long-term debt	598,663	1,229,643
Capital lease obligations – current portion	77,231	74,508
Accounts payable	2,815,982	4,272,431
Progress billing	858,050	-
Deferred revenues – current portion	11,930	18,460
Accrued payroll, vacation pay and payroll taxes	431,904	442,522
Accrued expenses	1,643,586	1,525,538
Total current liabilities	6,437,346	7,563,102

Subordinated notes payable-related parties	350,000	250,000
Capital lease obligations – long-term	55,695	76,055
Deferred revenues – long-term	236	1,045
Warrant liability	173,758	198,330
Long-term debt, net of debt discount	1,051,976	1,134,549
Total liabilities	8,069,011	9,223,081

Commitments

Stockholders' equity:
Common stock, par value $.10 per share, 3,211,739 and 3,011,739 issued and outstanding as of June 30, 2013 and March 31, 2013, respectively	321,171	301,171
Additional paid-in capital	7,768,658	7,108,300
Accumulated deficit	(4,798,890)	(4,713,118)
Total stockholders' equity	3,290,939	2,696,353
Total liabilities and stockholders' equity	$11,359,950	$11,919,434

See accompanying notes to condensed consolidated financial statements.

TEL-INSTRUMENT ELECTRONICS CORPORATION
 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	June 30, 2013	June 30, 2012

Net sales	$3,199,975	$1,177,288
Cost of sales	2,013,817	893,594

Gross margin	1,186,158	283,694

Operating expenses:
Selling, general and administrative	653,250	653,888
Engineering, research and development	480,377	578,604
Total operating expenses	1,133,627	1,232,492

Income (loss) from operations	52,531	(948,798)

Other income (expense):
Amortization of debt discount	(22,987)	(13,392)
Amortization of deferred financing costs	(27,080)	(27,080)
Change in fair value of common stock warrants	24,572	249,394
Loss on extinguishment of debt	(26,600)	-
Interest expense	(104,077)	(92,468)
Total other income (expense)	(156,172)	116,454

Loss before income taxes	(103,641)	(832,344)

Income tax benefit	(17,869)	(163,544)

Net loss	$(85,772)	$(668,800)

Net loss per share:
Basic loss per common share	$(0.03)	$(0.25)
Diluted loss per common share	$(0.03)	$(0.25)

Weighted average shares outstanding:
Basic	3,079,871	2,698,984
Diluted	3,079,871	2,698,984

See accompanying notes to condensed consolidated financial statements.

TEL-INSTRUMENT ELECTRONICS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended
	June 30, 2013	June 30, 2012

Cash flows from operating activities:
Net loss	$(85,772)		$(668,800)
Adjustments to reconcile net loss to net cash used in operating activities:
Deferred income taxes	(17,869)		(163,845)
Depreciation and amortization	53,351		53,231
Amortization of debt discount	22,987		13,392
Amortization of deferred financing costs	27,080		27,080
Loss on extinguishment of debt	26,600
Change in fair value of common stock warrant	(24,572)		(249,394)
Non-cash stock-based compensation	16,358		22,277

Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(412,173)		1,155,190
Decrease in unbilled government receivables	-		12,173
Decrease (increase) in inventories	763,938		(2,078,021)
Decrease in prepaid expenses & other	28,810		85,668
Increase (decrease) in accounts payable	(1,456,449)		970,865
(Decrease) increase in accrued payroll, vacation pay & withholdings	(10,618)		44,469
Decrease in deferred revenues	(7,339)		(10,169)
Increase in progress billings	858,050		-
Increase in accrued expenses	155,448		540,561
Net cash used in operating activities	(62,170)		(245,323)

Cash flows from investing activities:
Purchases of equipment	-		(648)
Net cash used in investing activities	-		(648)

Cash flows from financing activities:
Proceeds from note payable – related party	100,000		-
Proceeds from the exercise of stock options	-		98,935
Repayment of long-term debt	(136,540)		(85,059)
Repayment of capitalized lease obligations	(17,637)		(14,426)
Net cash used in financing activities	(54,177)		(550)

Net decrease in cash and cash equivalents	(116,347)		(246,521)
Cash and cash equivalents at beginning of period	310,297		413,195
Cash and cash equivalents at end of period	$193,950		$166,674

Supplemental cash flow information:
Taxes paid	$-		$-
Interest paid	$101,554		$83,809

Supplemental non-cash information:
Converted debt to equity	$600,000		$-
Converted accrued interest to equity	$37,400	$

See accompanying notes to condensed consolidated financial statements.

TEL-INSTRUMENT ELECTRONICS CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 – Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of Tel-Instrument Electronics Corp (the “Company” or “TIC”) as of June 30, 2013, the results of operations for the three months ended June 30, 2013 and June 30, 2012, and statements of cash flows for the three months ended June 30, 2013 and June 30, 2012.  These results are not necessarily indicative of the results to be expected for the full year.  The financial statements have been prepared in accordance with the requirements of Form 10-Q and consequently do not include disclosures normally made in an Annual Report on Form 10-K.  The March 31, 2013 balance sheet included herein was derived from the audited financial statements included in the Company’s annual report on Form 10-K as of that date.  Accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2013.

Note 2 – Summary of Significant Accounting Policies

During the three months ended June 30, 2013, there have been no material changes in the Company’s significant accounting policies to those previously disclosed in the Company’s Form 10-K for the year ended March 31, 2013.

Note 3 – Accounts Receivable, net

The following table sets forth the components of accounts receivable:

	June 30, 2013	March 31, 2013
Government	$813,376	$423,165
Commercial	173,958	153,654
Less: Allowance for doubtful accounts	(17,282)	(18,940)
	$970,052	$557,879

Note 4 –Inventories, net

Inventories consist of:

	June30, 2013	March 31, 2013

Purchased parts	$4,227,353	$4,418,989
Work-in-process	1,404,489	1,636,325
Finished goods	45,401	385,867
Less: Inventory reserve	(200,000)	(200,000)

	$5,477,243	$6,241,181

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

Diluted loss per share for the three months ended June 30, 2013 and 2012 does not include common stock equivalents, as these stock equivalents would be anti-dilutive.

	Three Months Ended	Three Months Ended
	June 30, 2013	June 30, 2012
Basic net loss per share computation:
Net loss	$(85,772)	$(668,800)
Weighted-average common shares outstanding	3,079,871	2,698,984
Basic net loss per share	$(0.03)	$(0.25)
Diluted net loss per share computation:
Net loss	$(85,772)	$(668,800)
Weighted-average common shares outstanding	3,079,871	2,698,984
Incremental shares attributable to the assumed exercise of outstanding stock options	-	-
Total adjusted weighted-average shares	3,079,871	2,698,984
Diluted net loss per share	$(0.03)	$(0..25)

Note 6 – Long-Term Debt

In September 2010, the Company entered into an agreement with BCA Mezzanine Fund LLP (“BCA”) to loan the Company $2,500,000 in the form of a Promissory Note (the “Note”).  The Note contains a number of affirmative and negative covenants which restrict our operations.  For the quarter ended June 30, 2013, the Company was not in compliance with four covenants related to maintaining agreed upon financial ratios for fixed charges, leverage and debt service as well as a requirement for earnings before interest, taxes, depreciation and amortization (EBITDA). However, the Company received a waiver from BCA on each of the above mentioned covenants.

In consideration for the waiver for non-compliance of the financial covenants at March 31, 2013, on July 12, 2013 BCA received warrants to purchase 20,000 shares of the Company’s common stock. The common stock underlying the warrants is exercisable at a price of $3.33 per share and the warrants expire on September 10, 2019. Determining the warrant value to be recorded requires us to develop estimates to be used in calculating the fair value of the warrant.  The fair value of the warrant is calculated using the Black-Scholes valuation model. The value of the warrant will be recorded as a debt discount of $19,523, and will be amortized over the remaining life of the loan.

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

TEL-INSTRUMENT ELECTRONICS CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 6 – Long-Term Debt (continued)

Effective May 31, 2013, the Private Investor converted the outstanding principal of $600,000, penalty of $25,000 and accrued interest for the month of May in the amount of $12,400 for a total of $637,400 in to 200,000 shares of common stock at a price of $3.187 per share. The fair value of these shares at the date of conversion was $3.32 per share. As such, the Company recorded a loss on the extinguishment of debt in the amount of $26,600 and this amount is included in the accompanying statement of operations for the three months ended June 30, 2013. As further consideration to the Private Investor, the Company agreed that each time the Company issues any new Common Stock in the next two years (excluding the exercise of existing stock options and warrants currently outstanding), at a price lower than $3.187 per share purchase price, the Company will issue additional shares to the Private Investor, for no additional consideration, based on the differential between the $3.187 price and the price paid for the newly issued stock.

Note 7 – Segment Information

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

The table below presents information about reportable segments within the avionics business for the three month periods ending June 30, 2013 and 2012:

Three Months Ended June 30, 2013	Avionics Government	Avionics Commercial	Avionics Total	Corporate Items	Total
Net sales	2,802,842	397,133	3,199,975	-	3,199,975
Cost of Sales	1,662,246	351,571	2,013,817	-	2,013,817
Gross Margin	1,140,596	45,562	1,186,158	-	1,186,158

Engineering, research, and development			480,377		480,377
Selling, general and administrative			264,145	389,105	653,250
Amortization of debt discount				22,987	22,987
Amortization of deferred financing costs				27,080	27,080
Loss on extinguishment of debt				26,600	26,600
Change in fair value of common stock warrants				(24,572)	(24,572)
Interest expense, net				104,077	104,077
Total expenses			744,522	545,277	1,289,799

Income (loss) before income taxes			441,636	(545,277)	(103,641)

TEL-INSTRUMENT ELECTRONICS CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 7 – Segment Information (continued)

Three Months Ended June 30, 2012	Avionics Government	Avionics Commercial	Avionics Total	Corporate Items	Total
Net sales	549,966	627,322	1,177,288	-	1,177,288
Cost of Sales	315,929	577,665	893,594	-	893,594
Gross Margin	234,037	49,657	283,694	-	283,694

Engineering, research, and development			578,604		578,604
Selling, general, and administrative			316,989	336,899	653,888
Amortization of debt discount				13,392	13,392
Amortization of deferred financing costs				27,080	27,080
Change in fair value of common stock warrants				(249,394)	(249,394)
Interest (income) expense, net				92,468	92,468
Total expenses			895,593	220,445	1,116,038

Loss before income taxes			(611,899)	(220,445)	(832,344)

Note 8 – Income Taxes

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

The tax effect of temporary differences, primarily net operating loss carryforwards, asset reserves and accrued liabilities, gave rise to the Company’s deferred tax asset in the accompanying June 30, 2013 and March 31, 2013 condensed consolidated balance sheets.  Deferred income taxes are recognized for the tax consequence of such temporary differences at the enacted tax rate expected to be in effect when the differences reverse.

TEL-INSTRUMENT ELECTRONICS CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 9 – Fair Value Measurements

FASB ASC 820-10, Fair Value Measurements and Disclosures defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosures about fair value measurements.

As defined in ASC 820-10, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price).  The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique.  These inputs can be readily observable, market corroborated, or generally unobservable.  The Company classifies fair value balances based on the observation of those inputs. ASC 820-10 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurement).

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
(Unaudited)

Note 9 – Fair Value Measurements (continued)

The carrying value of the Company’s borrowings is a reasonable estimate of its fair value as borrowings under the Company’s credit facility reflect currently available terms and conditions for similar debt.

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as of June 30, 2013 and March 31, 2013.  As required by FASB ASC 820-10, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

June 30, 2013	Level I	Level II	Level III	Total
Total Assets	$-	$-	$-	$-

Warrant liability	-	-	173,758	173,758
Total Liabilities	$-	$-	$173,758	$173,758

March 31, 2013	Level I	Level II	Level III	Total
Total Assets	$-	$-	$-	$-

Warrant liability	-	-	198,330	198,330
Total Liabilities	$-	$-	$198,330	$198,330

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

The following table provides a summary of the changes in fair value of our Level 3 financial liabilities from March 31, 2013 through June 30, 2013 as well as the portion of gains or losses included in income attributable to unrealized gains or losses related to the liability held at June 30, 2013:

Level 3 Reconciliation	Beginning at beginning of period	Gains and losses for the period (realized and unrealized)	Purchases, issuances, sales and settlements, net	Transfers in or out of Level 3	Balance at the end of period

Warrant liability	198,330	(24,572)	-	-	173,758
Total Liabilities	$198,330	$(24,572)	$-	$-	$173,758

TEL-INSTRUMENT ELECTRONICS CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 9 – Fair Value Measurements (continued)

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

Values at Inception

Date of Warrant	Expiration Date	Number of Warrants	Exercise Price	Fair Market Value Per Share	Expected Volatility	Remaining Life in Years	Risk Free Interest Rate	Warrant Liability
09-10-2010	09-10-2019	136,920	$6.70	$6.70	28.51%	9	2.81%	$267,848
09-10-2010	09-10-2015	10,416	$6.70	$6.70	28.51%	5	1.59%	$13,808
07-26-2012	09-10-2019	50,000	$3.35	$3.90	42.04%	7	0.94%	$66,193
07-26-2012	09-10-2019	20,000	$3.35	$3.90	42.04%	7	0.94%	$26,477
11-20-2012	09-10-2019	20,000	$3.56	$3.50	42.45%	6.83	1.09%	$21,441
02-14-2013	09-10-2019	20,000	$3.58	$3.80	41.25%	6.58	1.43%	$23,714

Values at March 31, 2013

Date of Warrant	Expiration Date	Number of Warrants	Exercise Price	Fair Market Value Per Share	Expected Volatility	Remaining Life in Years	Risk Free Interest Rate	Warrant Liability
09-10-2010	09-10-2019	136,920	$6.70	$3.50	41.45%	6.45	1.24%	$81,080
09-10-2010	09-10-2015	10,416	$6.70	$3.50	41.45%	2.45	0.25%	$1,870
07-26-2012	09-10-2019	50,000	$3.35	$3.50	41.45%	6.33	1.24%	$53,269
07-26-2012	09-10-2019	20,000	$3.35	$3.50	41.45%	6.33	1.24%	$21,307
11-20-2012	09-10-2019	20,000	$3.56	$3.50	41.45%	6.50	1.24%	$20,664
02-14-2013	09-10-2019	20,000	$3.67	$3.50	41.45%	6.45	1.24%	$20,140

TEL-INSTRUMENT ELECTRONICS CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 9 – Fair Value Measurements (continued)

Values at June 30, 2013

Date of Warrant	Expiration Date	Number of Warrants	Exercise Price	Fair Market Value Per Share	Expected Volatility	Remaining Life in Years	Risk Free Interest Rate	Warrant Liability
09-10-2010	09-10-2019	136,920	$6.70	$3.30	40.41%	6.20	1.96%	$69,139
09-10-2010	09-10-2015	10,416	$6.70	$3.30	40.41%	2.30	0.36%	$1,188
07-26-2012	09-10-2019	50,000	$3.35	$3.30	40.41%	6.08	1.96%	$47,801
07-26-2012	09-10-2019	20,000	$3.35	$3.30	40.41%	6.08	1.96%	$19,120
11-20-2012	09-10-2019	20,000	$3.56	$3.30	40.41%	6.25	1.96%	$18,511
02-14-2013	09-10-2019	20,000	$3.67	$3.30	40.41%	6.20	1.96%	$17,999

The volatility calculation was based on the 42 months for the Company’s stock price prior to the measurement date, utilizing January 1, 2010 as the initial period, as the Company believes that this is the best indicator of future performance, and the source of the risk free interest rate is the US Treasury rate related to 10 year notes.  The exercise price is per the agreement, the fair market value is the closing price of our stock on the date of measurement, and the expected life is based on management’s current estimate of when the warrants will be exercised.  All inputs to the Black-Scholes options model are evaluated each reporting period.

Note 10 – Reclassifications

Certain prior year and period amounts have been reclassified to conform to the current period presentation.

Note 11 – Litigation

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

Note 12 – New Accounting Pronouncements

For the three months ended June 30, 2013, there have been no significant accounting pronouncements or changes in accounting pronouncements that have become effective that are expected to have a material impact on the Company’s financial position, operations or cash flows.

Note 13 – Subsequent Event

In June 2013, a related party received a note payable from the Company in exchange for $100,000 which the Company used for working capital needs. On July 24, 2013, the related party converted its note payable in the amount of $100,000 into 31,348 shares of the Company’s common stock at a price of $3.19 per share. The price was approved by the Board of Directors and was the same price as the 200,000 shares issued to the Private Investor upon the conversion of debt on May 31, 2013. The fair value of these shares at the date of conversion was $3.86 per share. As such, in July 2013, the Company recorded additional interest expense of $21,003.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

This quarterly report on Form 10-Q and other reports filed by the Company from time to time with the SEC contain or may contain forward-looking statements (collectively the “Filings”) and information that are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management.  Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof.  When used in the Filings, the words “anticipate”, “believe”, “estimate”, “expect”, “future”, “intend”, “plan”, or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements.  Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including the risks contained in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended March 31, 2013, filed with the SEC on July 16, 2013 relating to the Company’s industry, the Company’s operations and results of operations, and any businesses that the Company may acquire.  Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

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

Overview

For the quarter ended June 30, 2013 sales increased $2,022,687 (171.8%) to $3,199,975 as compared to $1,177,288 for the quarter ended June 30, 2012. This increase is mostly attributed to the resumption of shipments on the CRAFT program as well as shipment for a partial release on the TS-4530A program.  The Company is expecting significant revenue and profitability growth for the fiscal year ending March 31, 2014 as it expects to be in production on the CRAFT program for the full year, as well as shipping the $3.3 million limited rate production order it received in July 2013 on the TS-4530 program. The Company has received final AIMS certification for this TS-4530A, but a full production release on this contract will not be provided until the remaining logistics documentation items (e.g., technical manual) are approved by the U.S. Army. The Company currently has $18.3 million of existing TS-4530A orders on this Indefinite-Delivery-Indefinite Quantity (“IDIQ”) contract program. The Army has the option of purchasing up to an additional $18 million of units under this IDIQ contract. The commencement of TS-4530A volume shipments will augment the Company’s liquidity position as the Company has a substantial amount of the material in house to commence production.

During the first quarter, the Private Investor converted the outstanding principal of $600,000, penalty of $25,000 and accrued interest for the month of May in the amount of $12,400 for a total of $637,400 in to 200,000 shares of common stock at a price of $3.19 per share.

In June 2013 a related party received a note payable from the Company in exchange for $100,000, which the Company used for working capital needs. On July 24, 2013, the related party converted its note payable in the amount of $100,000 into 31,348 shares of the Company’s common stock at a price of $3.19 per share.

In consideration for the waiver for non-compliance of the financial covenants at March 31, 2013, on July 12, 2013 BCA received warrants to purchase 20,000 shares of the Company’s common stock. The common stock underlying the warrant is exercisable at a price of $3.33 per share and the warrants expire on September 10, 2019.

As a result of the substantial operating losses incurred in the last year, the Company is not currently in compliance with the NYSE-MKT’s continued listing standards. Based on the information provided by the Company on June 17, 2013, the Exchange has determined that the Company has made a reasonable demonstration of its ability to regain compliance. As such, the Company listing is being continued pursuant to an extension and will continue to be monitored against this plan with the next NYSE evaluation date being August 15, 2013. Failure to make progress against this plan could result in the Exchange staff initiating delisting provisions. The Company is optimistic that it will demonstrate sufficient progress to maintain our NYSE-MKT listing.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview (continued)

In June 2013, the Company received a performance-based payment from the government in the amount of $858,050, which was used to pay old outstanding accounts payable of a significant vendor. The Company made solid progress during the first quarter in working down outstanding payables to its vendors. Based on existing and expected production releases, the Company believes that it will have adequate liquidity, and backlog to fund operating plans for at least the next twelve months.  Currently, the Company has no material future capital expenditure requirements.

If the Company is unable to obtain a full rate production release on the TS-4530A program within a reasonable period of time and/or our vendors or lenders begin to pursue legal action demanding payments, it would result in a material adverse effect on the Company’s operations and its ability to pay its obligations. As such, the Company may need to pursue additional sources of financing and/or additional progress payments. There can be no assurances that the Company can secure additional financing.

At June 30, 2013, the Company’s backlog was approximately $34.2 million as compared to approximately $38.9 million at June 30, 2012.

Results of Operations

Sales

For the three months ended June 30, 2013 sales increased $2,022,867 (171.8%) to $3,199,975 for the three months ended June 30, 2013 as compared to $1,177,288 for the three months ended June 30, 2012.

Avionics Government sales increased $2,252,876 (409.6%) to $2,802,842 for the three months ended June 30, 2013 as compared to $549,966 for the same period last year.  This increase is mostly attributed to the resumption of shipments on the CRAFT program, which were on temporary hold last year to correct issues discovered in prior deliveries and to incorporate the final AIMS approved software configuration which includes several product enhancements, as well as shipment for a partial release on the TS-4530A program

Commercial sales decreased $230,189 (36.7%) to $397,133 for the three months ended June 30, 2013 as compared to $627,322 for the three months ended June 30, 2012.  The decrease in sales in primarily attributed to parts availability issues and lower sales from the overhaul and repairs business. The economic conditions in the commercial market remain depressed.

Gross Margin

Gross margin increased $902,464 (318.1%) to $1,186,158 for the three months ended June 30, 2013 as compared to $283,694 for the same period in the prior fiscal year.  Gross profit was favorably impacted by the increase in sales volume as a result of the resumption of shipments on the CRAFT program, which were on temporary hold last year to correct issues discovered in prior deliveries and to incorporate the final AIMS approved software configuration which includes several product enhancements, as well as the shipment of units for the TS-4530A program. The gross margin percentage for the three months ended June 30, 2013 was 37.1%, as compared to 24.1% for the three months ended June 30, 2012.

Operating Expenses

Selling, general and administrative expenses decreased $638 (0.1%) to $653,250 for the three months ended June 30, 2013 as compared to $653,888 for the three months ended June 30, 2012.  This decrease is primarily attributed to lower personnel costs mostly offset by increased professional fees and outside commissions. The increase in professional fees is primarily due to higher legal costs related to the Aeroflex civil action.

Engineering, research and development expenses decreased $98,227 (17.0%) to $480,377 for the three months ended June 30, 2013 as compared to $578,604 for the three months ended June 30, 2012, primarily as a result of a decrease in personnel costs as a result of the Company finalizing the engineering efforts on the CRAFT and TS-4530A programs.

Other Income (Expense), Net

For the three months ended June 30, 2013, total other expense was $156,172, as compared to other income of $116,454 for the three months ended June 30, 2012. This change is primarily due to the gain on the change in the valuation of common stock warrants of $249,394 in the prior fiscal year as compared to $24,572 for the three months ended June 30, 2013. This was partially offset by higher interest expense and an increase in the amortization of deferred charges and the loss on the extinguishment of debt.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations (continued)

Income (Loss) before Income Taxes

As a result of the above, the Company recorded a loss before income taxes of $103,641 for the three months ended June 30, 2013, as compared to $832,344 for the three months ended June 30, 2012.

Income Taxes

For the three months ended June 30, 2013, the Company recorded an income tax benefit of $17,869 as compared to an income tax benefit of $163,544 for the three months ended June 30, 2012.  For the three months ended June 30, 2013, the amount represents the statutory federal and state tax rate on the Company’s loss before taxes.

Net Income (Loss)

As a result of the above, the Company recorded a net loss of $85,772 for the three months ended June 30, 2013, as compared to a net loss of $668,800 for the three months ended June 30, 2012.

Liquidity and Capital Resources

At June 30, 2013, the Company had net working capital of $1,637,683 as compared to $1,008,849 at March 31, 2013. This change is primarily the result of the conversion of short-term debt into equity.

During the three months ended June 30 2013, the Company’s cash balances decreased by $116,347 to $193,950.  The Company’s principal sources and uses of funds were as follows:

Cash used in operating activities. For the three months ended June 30, 2013, the Company used $62,170 in cash for operations as compared to using $245,323 in cash for operations for the three months ended June 30, 2012.  This improvement is the result of the improvement in operating income, decrease in inventories and the increase in progress billings partially offset by the decrease in accounts payable and accounts receivable.

Cash used in investing activities.  For the three months ended June 30, 2013, the Company did not use any cash for investing activities as compared to using $648 for the three months ended June 30, 2012.

Cash provided by financing activities. For the three months ended June 30, 2013, the Company used $54,177 in financing activities as compared to using $550 for the three months ended June 30, 2012.  This increase was primarily the result of the increase in the repayment of long-term debt.

During the first quarter, the Private Investor converted the outstanding principal of $600,000, penalty of $25,000 and accrued interest for the month of May in the amount of $12,400 for a total of $637,400 in to 200,000 shares of common stock at a price of $3.19 per share.

In June 2013 a related party received a note payable from the Company in exchange for $100,000, which the Company used for working capital needs. On July 24, 2013, the related party converted its note payable in the amount of $100,000 into 31,348 shares of the Company’s common stock at a price of $3.19 per share.

In consideration for the waiver for non-compliance of the financial covenants at March 31, 2013, on July 12, 2013 BCA received warrants to purchase 20,000 shares of the Company’s common stock. The common stock underlying the warrant is exercisable at a price of $3.33 per share and the warrants expire on September 10, 2019.

As a result of the substantial operating losses incurred in the last year, the Company is not currently in compliance with the NYSE-MKT’s continued listing standards. Based on the information provided by the Company on June 17, 2013, the Exchange has determined that the Company has made a reasonable demonstration of its ability to regain compliance. As such, the Company listing is being continued pursuant to an extension and will continue to be monitored against this plan with the next NYSE evaluation date being August 15, 2013. Failure to make progress against this plan could result in the Exchange staff initiating delisting provisions. The Company is optimistic that it will demonstrate sufficient progress to maintain our NYSE-MKT listing.

In June 2013, the Company received a performance-based payment from the government in the amount of $858,050, which was used to pay old outstanding accounts payable of a significant vendor.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)

Based on existing and expected production releases, the Company believes that it will have adequate liquidity, and backlog to fund operating plans for at least the next twelve months.  Currently, the Company has no material future capital expenditure requirements.

If the Company is unable to obtain a full rate production release on the TS-4530A program within a reasonable period of time and/or our vendors or lenders begin to pursue legal action demanding payments, it would result in a material adverse effect on the Company’s operations and its ability to pay its obligations. As such, the Company may need to pursue additional sources of financing and/or additional progress payments. There can be no assurances that the Company can secure additional financing.

There was no significant impact on the Company’s operations as a result of inflation for the three months ended June 30, 2013.  These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2013, filed with the SEC on July 16, 2013.

Off-Balance Sheet Arrangements

As of June 30, 2013, the Company had no off-balance sheet arrangements.

Critical Accounting Policies

Our critical accounting policies are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended March 31, 2013. There have been no changes in our critical accounting policies. Our significant accounting policies are described in our notes to the 2013 consolidated financial statements included in our annual report on Form 10-K for the year ended March 31, 2013.

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

Other than described above, we are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations.  There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our Common Stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 1A.  Risk Factors.

We believe there are no changes that constitute material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2013, filed with the SEC on July 16, 2013.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Effective May 31, 2013, the Private Investor converted the outstanding principal of $600,000, penalty of $25,000 and accrued interest for the month of May in the amount of $12,400 for a total of $637,400 in to 200,000 shares of common stock at a price of $3.19 per share.

On July 24, 2013, a director of the Company purchased 31,348 shares of the Company’s Common Stock at a price of $3.19 per share for a total amount of $100,000 which was used for working capital needs.

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

TEL-INSTRUMENT ELECTRONICS CORP.

Date: August 14, 2013	By:	/s/ Jeffrey C. O’Hara
Name: Jeffrey C. O’Hara
Title: Chief Executive Officer Principal Executive Officer

Date: August 14, 2013	By:	/s/ Joseph P. Macaluso
Name: Joseph P. Macaluso
Title: Principal Financial Officer Principal Accounting Officer