Form 10-Q
period 2013-09-30
TEL INSTRUMENT ELECTRONICS CORP
filed 2013-11-13
CIK 96885

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2013

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

As of November 6, 2013, there were 3,246,087 shares outstanding of the registrant’s common stock.

TEL-INSTRUMENT ELECTRONICS CORP

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

TEL-INSTRUMENT ELECTRONICS CORP
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2013	March 31, 2013
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$145,751	310,297
Accounts receivable, net	1,368,658	557,879
Inventories, net	4,712,040	6,241,181
Prepaid expenses and other	146,996	115,852
Deferred financing costs	108,321	108,321
Deferred income tax asset	1,238,421	1,238,421
Total current assets	7,720,187	8,571,951

Equipment and leasehold improvements, net	494,819	587,958
Deferred financing costs – long-term	102,303	156,463
Deferred income tax asset – non-current	2,553,709	2,546,190
Other assets	56,872	56,872
Total assets	10,927,890	11,919,434

LIABILITIES & STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion long-term debt	668,469	1,229,643
Capital lease obligations – current portion	79,468	74,508
Accounts payable	2,819,192	4,272,431
Progress billings	795,050	-
Deferred revenues – current portion	24,140	18,460
Accrued payroll, vacation pay and payroll taxes	375,858	442,522
Accrued expenses	1,370,654	1,525,538
Total current liabilities	6,132,831	7,563,102

Subordinated notes payable-related parties	250,000	250,000
Capital lease obligations – long-term	34,125	76,055
Deferred revenues – long-term	-	1,045
Warrant liability	282,213	198,330
Long-term debt, net of debt discount	873,450	1,134,549
Total liabilities	7,572,619	9,223,081

Commitments

Stockholders' equity:
Common stock, par value $.10 per share, 3,243,087 and 3,011,739 issued and outstanding as of September 30, 2013 and March 31, 2013, respectively	324,306	301,171
Additional paid-in capital	7,902,329	7,108,300
Accumulated deficit	(4,871,364)	(4,713,118)
Total stockholders' equity	3,355,271	2,696,353
Total liabilities and stockholders' equity	$10,927,890	$11,919,434

See accompanying notes to condensed consolidated financial statements.

TEL-INSTRUMENT ELECTRONICS CORP
 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012

Net sales	$4,034,581	$2,394,950	7,234,556	$3,572,238
Cost of sales	2,758,832	1,792,527	4,772,649	2,686,121

Gross margin	1,275,749	602,423	2,461,907	886,117

Operating expenses:
Selling, general and administrative	671,410	686,346	1,324,660	1,340,234
Engineering, research and development	448,572	548,800	928,949	1,127,404
Total operating expenses	1,119,982	1,235,146	2,253,609	2,467,638

Income (loss) from operations	155,767	(632,723)	208,298	(1,581,521)

Other income (expense):
Amortization of debt discount	(25,600)	(31,009)	(48,587)	(44,401)
Loss on extinguishment of debt	0	0	(26,600)	0
Amortization of deferred financing costs	(27,080)	(56,711)	(54,160)	(83,791)
Financing costs	-	(26,477)	-	(26,477)
Change in fair value of common stock Warrants	(67,345)	(337)	(42,773)	249,057
Interest income	34	13	34	13
Interest expense	(97,390)	(131,032)	(201,467)	(223,500)
Total other income (expense)	(217,381)	(245,553)	(373,553)	(129,099)

Loss before income taxes	(61,614)	(878,276)	(165,255)	(1,710,620)

Income tax expense (benefit)	10,860	(448,571)	(7,009)	(612,115)

Net loss	$(72,474)	$(429,705)	$(158,246)	$(1,098,505)

Basic income (loss) per common share	$(0.02)	$(0.16)	$(0.05)	$(0.41)
Diluted income (loss) per common share	$(0.02)	$(0.16)	$(0.05)	$(0.41)

Weighted average shares outstanding:
Basic	3,235,250	2,717,585	3,157,985	2,708,335
Diluted	3,235,250	2,717,585	3,157,985	2,708,335

See accompanying notes to condensed consolidated financial statements.

TEL-INSTRUMENT ELECTRONICS CORP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended
	September 30, 2013	September 30, 2012

Cash flows from operating activities:
Net loss	$(158,246)	$(1,098,505)
Adjustments to reconcile net loss to net cash used in operating activities:
Deferred income taxes	(7,519)	(616,026)
Depreciation and amortization	104,365	106,625
Amortization of debt discount	48,587	44,401
Amortization of deferred financing costs	54,160	83,791
Loss on extinguishment of debt	26,600	-
Warrants issued in exchange for services	-	26,477
Change in fair value of common stock warrants	42,773	(249,057)
Non-cash interest expense associated with conversion of note	21,003	-
Non-cash stock-based compensation	32,161	46,277

Changes in assets and liabilities:
(Increase) decrease in accounts receivable, net	(810,779)	834,149
Decrease in unbilled government receivables	-	18,127
Decrease (increase) in inventories, net	1,529,141	(1,540,862)
(Increase) decrease in prepaid expenses & other	(31,144)	118,741
(Decrease) increase in accounts payable	(1,453,239)	532,296
(Decrease) increase in accrued payroll, vacation pay & withholdings	(66,664)	36,732
Increase (decrease) in deferred revenues	4,635	(18,021)
Increase in progress billings	795,050	405,551
(Decrease) increase in accrued expenses	(117,484)	362,786
Net cash provided by (used in) operating activities	13,400	(906,518)

Cash flows from investing activities:
Purchases of equipment	(11,226)	(45,308)
Net cash used in investing activities	(11,226)	(45,308)

Cash flows from financing activities:
Proceeds from note payable – related party	100,000	-
Proceeds from the sale of common stock	-	300,002
Proceeds from the issuance of debt	-	600,000
Expenses associated with the issuance of debt	-	(111,340)
Proceeds from the exercise of stock options	-	104,430
Repayment of long-term debt	(229,750)	(127,929)
Repayment of capitalized lease obligations	(36,970)	(30,262)
Net cash (used in) provided by financing activities	(166,720)	734,901

Net decrease in cash and cash equivalents	(164,546)	(216,925)
Cash and cash equivalents at beginning of period	310,297	413,195
Cash and cash equivalents at end of period	$145,751	$196,270

Supplemental cash flow information:
Taxes paid	$-	$-
Interest paid	$192,837	$181,903

Supplemental non-cash information:
Conversion of debt to equity	$700,000	$-
Conversion of accrued interest into equity	$37,400	$-

See accompanying notes to condensed consolidated financial statements.

TEL-INSTRUMENT ELECTRONICS CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 – Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of Tel-Instrument Electronics Corp (the “Company” or “TIC”) as of September 30, 2013, the results of operations for the three and six months ended September 30, 2013 and September 30, 2012, and statements of cash flows for the six months ended September 30, 2013 and September 30, 2012.  These results are not necessarily indicative of the results to be expected for the full year.  The financial statements have been prepared in accordance with the requirements of Form 10-Q and consequently do not include disclosures normally made in an Annual Report on Form 10-K.  The March 31, 2013 balance sheet included herein was derived from the audited financial statements included in the Company’s Annual Report on Form 10-K as of that date.  Accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2013 , as filed with the United States Securities and Exchange Commission (the “SEC”) on July 16, 2013

Note 2 – Summary of Significant Accounting Policies

During the six months ended September 30, 2013, there have been no material changes in the Company’s significant accounting policies to those previously disclosed in the Company’s Annual Report on Form 10-K for the year ended March 31, 2013, as filed with the SEC on July 16, 2013.

Note 3 – Accounts Receivable, net

The following table sets forth the components of accounts receivable:

	September 30, 2013	March 31, 2013
Government	$1,116,472	$423,165
Commercial	269,468	153,654
Less: Allowance for doubtful accounts	(17,282)	(18,940)
	$1,368,658	$557,879

Note 4 –Inventories, net

Inventories consist of:

	September 30, 2013	March 31, 2013

Purchased parts	$3,845,654	$4,418,989
Work-in-process	1,020,630	1,636,325
Finished goods	45,756	385,867
Less: Inventory reserve	(200,000)	(200,000)

	$4,712,040	$6,241,181

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

Diluted loss per share for the three and six months ended September 30, 2013 and 2012 does not include common stock equivalents, as these stock equivalents would be anti-dilutive.

	Three Months Ended	Three Months Ended
	September 30, 2013	September 30, 2012
Basic net loss per share computation:
Net loss	$(72,474)	$(429,705)
Weighted-average common shares outstanding	3,235,250	2,717,585
Basic net loss per share	$(0.02)	$(0.16)
Diluted net loss per share computation:
Net loss	$(72,474)	$(429,705)
Weighted-average common shares outstanding	3,235,250	2,717,585
Incremental shares attributable to the assumed exercise of outstanding stock options	-	-
Total adjusted weighted-average shares	3,235,250	2,717,585
Diluted net loss per share	$(0.02)	$(0.16)

	Six Months Ended	Six Months Ended
	September 30, 2013	September 30, 2012
Basic net loss per share computation:
Net loss	$(158,246)	$(1,098,505)
Weighted-average common shares outstanding	3,157,985	2,708,335
Basic net loss per share	$(0.05)	$(0.41)
Diluted net loss per share computation:
Net loss	$(158,246)	$(1,098,505)
Weighted-average common shares outstanding	3,157,985	2,708,335
Incremental shares attributable to the assumed exercise of outstanding stock options	-	-
Total adjusted weighted-average shares	3,157,985	2,708,335
Diluted net loss per share	$(0.05)	$(0.41)

TEL-INSTRUMENT ELECTRONICS CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 6 – Long-Term Debt

In September 2010, the Company entered into an agreement with BCA Mezzanine Fund LLP (“BCA”) to loan the Company $2,500,000 in the form of a Promissory Note (the “Note”).  The Note contains a number of affirmative and negative covenants which restrict our operations.  For the quarter ended September 30, 2013, the Company was not in compliance with four covenants related to maintaining agreed upon financial ratios for fixed charges, leverage and debt service as well as a requirement for earnings before interest, taxes, depreciation and amortization (EBITDA). However, the Company received a waiver from BCA on each of the above mentioned covenants.

In consideration for the waiver for non-compliance of the financial covenants at June 30, 2013, on August 12, 2013 BCA received warrants to purchase 20,000 shares of the Company’s common stock. The common stock underlying the warrants is exercisable at a price of $3.69 per share and the warrants expire on September 10, 2019. Determining the warrant value to be recorded requires us to develop estimates to be used in calculating the fair value of the warrant.  The fair value of the warrant is calculated using the Black-Scholes valuation model. The value of the warrant will be recorded as a debt discount of $21,587, and will be amortized over the remaining life of the loan.

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

On July 26, 2012 the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with a private investor (the “Private Investor”).  Pursuant to the terms of the Purchase Agreement, the Company issued (i) a senior secured promissory note (the “Note”) in favor of the Private Investor in the aggregate principal amount of $600,000, approximately $489,000 net of expenses, accruing interest at a rate of 14% per annum and (ii) a common stock purchase warrant to purchase 50,000 shares of the Company’s common stock, par value $0.10 per share. The Note, together with all unpaid interest and principal was due on March 31, 2013.  The common stock underlying the warrant is exercisable at a price of $3.35 per share and the warrant expires on September 10, 2019. In conjunction with the Purchase Agreement the Company entered into an (i) Investor Rights Agreement, (ii) Securities Agreement, (iii) Intercreditor Agreement and (iv) Subordination Agreement. The Company reported the foregoing on its Current Report on Form 8-K filed with the SEC on August 3, 2012.

Effective May 31, 2013, the Private Investor converted the outstanding principal of $600,000, penalty of $25,000 and accrued interest for the month of May in the amount of $12,400 for a total of $637,400 into 200,000 shares of common stock at a price of $3.187 per share. The fair value of these shares at the date of conversion was $3.32 per share. As such, the Company recorded a loss on the extinguishment of debt in the amount of $26,600 and this amount is included in the accompanying statement of operations for the six months ended September 30, 2013. As further consideration to the Private Investor, the Company agreed that each time the Company issues any new shares of Common Stock in the next two years (excluding the exercise of existing stock options and warrants currently outstanding), at a price lower than a purchase orice of $3.187 per share purchase price, the Company will issue additional shares to the Private Investor, for no additional consideration, based on the differential between the $3.187 price and the price paid for the newly issued shares of common stock.

Note 7 – Note Payable – Related Party

In June 2013, a related party received a note payable from the Company in exchange for $100,000 which the Company used for working capital needs. On July 24, 2013, the related party converted its note payable in the amount of $100,000 into 31,348 shares of the Company’s common stock at a price of $3.19 per share. The price was approved by the board of directors (the “Board”) of the Company and was the same price as the 200,000 shares issued to the Private Investor upon the conversion of debt on May 31, 2013. The fair value of these shares at the date of conversion was $3.86 per share. As such, in July 2013, the Company recorded additional interest expense of $21,003.

TEL-INSTRUMENT ELECTRONICS CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 8 – Segment Information

In accordance with FASB ASC 280, “Disclosures about Segments of an Enterprise and related information,” the Company determined it has two reportable segments - avionics government and avionics commercial.  There are no inter-segment revenues.

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

The table below presents information about reportable segments within the avionics business for the three and six month periods ending September 30, 2013 and 2012:

Three Months Ended September 30, 2013	Avionics Government	Avionics Commercial	Avionics Total	Corporate Items	Total
Net sales	3,453,919	580,662	4,034,581	-	4,034,581
Cost of Sales	2,419,505	339,327	2,758,832	-	2,758,832
Gross Margin	1,034,414	241,335	1,275,749	-	1,275,749

Engineering, research, and development			448,572		448,572
Selling, general and administrative			293,632	377,778	671,410
Amortization of debt discount				25,600	25,600
Amortization of deferred financing costs				27,080	27,080
Change in fair value of common stock warrants				67,345	67,345
Interest expense, net				97,356	97,356
Total expenses			742,204	595,159	1,337,363

Income (loss) before income taxes			533,545	(595,159)	(61,614)

Three Months Ended September 30, 2012	Avionics Government	Avionics Commercial	Avionics Total	Corporate Items	Total
Net sales	1,847,545	547,405	2,394,950	-	2,394,950
Cost of Sales	1,296,733	495,794	1,792,527	-	1,792,527
Gross Margin	550,812	51,611	602,423	-	602,423

Engineering, research, and development			548,800		548,800
Selling, general, and administrative			310,147	376,199	686,346
Amortization of debt discount				31,009	31,009
Amortization of deferred financing costs				56,711	56,711
Financing costs				26,477	26,477
Change in fair value of common stock warrants				337	337
Interest (income) expense, net				131,019	131,019
Total expenses			858,947	621,752	1,480,699

Loss before income taxes			(256,524)	(621,752)	(878,276)

TEL-INSTRUMENT ELECTRONICS CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 8 – Segment Information (continued)

Six Months Ended September 30, 2013	Avionics Government	Avionics Commercial	Avionics Total	Corporate Items	Total
Net sales	6,256,761	977,795	7,234,556	-	7,234,556
Cost of Sales	4,081,751	690,898	4,772,649	-	4,772,649
Gross Margin	2,175,010	286,897	2,461,907	-	2,461,907

Engineering, research, and development			928,949		928,949
Selling, general and administrative			557,777	766,883	1,324,660
Amortization of debt discount				48,587	48,587
Amortization of deferred financing costs				54,160	54,160
Loss on extinguishment of debt				26,600	26,600
Change in fair value of common stock warrants				42,773	42,773
Interest expense, net				201,433	201,433
Total expenses			1,486,726	1,140,436	2,627,162

Income (loss) before income taxes			975,181	(1,140,436)	(165,255)

Six Months Ended September 30, 2012	Avionics Government	Avionics Commercial	Avionics Total	Corporate Items	Total
Net sales	2,397,509	1,174,729	3,572,238	-	3,572,238
Cost of Sales	1,571,288	1,114,833	2,686,121	-	2,686,121
Gross Margin	826,221	59,896	886,117	-	886,117

Engineering, research, and development			1,127,404		1,127,404
Selling, general and administrative			627,137	713,097	1,340,234
Amortization of debt discount				44,401	44,401
Amortization of deferred financing costs				83,791	83,791
Financing costs				26,477	26,477
Change in fair value of common stock warrants				(249,057)	(249,057)
Interest expense, net				223,487	223,487
Total expenses			1,754,541	842,196	2,596,737

Income (loss) before income taxes			(868,424)	(842,196)	(1,710,620)

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

The tax effect of temporary differences, primarily net operating loss carryforwards, asset reserves and accrued liabilities, gave rise to the Company’s deferred tax asset in the accompanying September 30, 2013 and March 31, 2013 condensed consolidated balance sheets.  Deferred income taxes are recognized for the tax consequence of such temporary differences at the enacted tax rate expected to be in effect when the differences reverse.

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as of September 30, 2013 and March 31, 2013.  As required by FASB ASC 820-10, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

September 30, 2013	Level I	Level II	Level III	Total
Total Assets	$-	$-	$-	$-

Warrant liability	-	-	282,213	282,213
Total Liabilities	$-	$-	$282,213	$282,213

March 31, 2013	Level I	Level II	Level III	Total
Total Assets	$-	$-	$-	$-

Warrant liability	-	-	198,330	198,330
Total Liabilities	$-	$-	$198,330	$198,330

The Company adopted the guidance of ASC 815 (“Derivative and Hedging”), which requires that we mark the value of our warrant liability (see Note 6) to market and recognize the change in valuation in our statement of operations each reporting period. Determining the warrant liability to be recorded requires us to develop estimates to be used in calculating the fair value of the warrant.  The fair value of the warrants is calculated using the Black-Scholes valuation model.

The following table provides a summary of the changes in fair value of our Level 3 financial liabilities from March 31, 2013 through September 30, 2013, as well as the portion of gains or losses included in income attributable to unrealized gains or losses related to the liability held at September 30, 2013:

Level 3 Reconciliation	Beginning at beginning of period	Gains and losses for the period (realized and unrealized)	Purchases, issuances, sales and settlements, net	Transfers in or out of Level 3	Balance at the end of period

Warrant liability	198,330	42,773	41,110	-	282,213
Total Liabilities	$198,330	$42,773	$41,110	$-	$282,213

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

Values at Inception

Date of Warrant	Expiration Date	Number of Warrants	Exercise Price	Fair Market Value Per Share	Expected Volatility	Remaining Life in Years	Risk Free Interest Rate	Warrant Liability
09-10-2010	09-10-2019	136,920	$6.70	$6.70	28.51%	9	2.81%	$267,848
09-10-2010	09-10-2015	10,416	$6.70	$6.70	28.51%	5	1.59%	$13,808
07-26-2012	09-10-2019	50,000	$3.35	$3.90	42.04%	7	0.94%	$66,193
07-26-2012	09-10-2019	20,000	$3.35	$3.90	42.04%	7	0.94%	$26,477
11-20-2012	09-10-2019	20,000	$3.56	$3.50	42.45%	6.83	1.09%	$21,441
02-14-2013	09-10-2019	20,000	$3.58	$3.80	41.25%	6.58	1.43%	$23,714
07-12-2013	09-10-2019	20,000	$3.33	$3.32	40.26%	6.17	2.00%	$19,523
08-12-2013	09-10-2019	20,000	$3.69	$3.69	40.20%	6.08	2.01%	$21,587

Values at March 31, 2013

Date of Warrant	Expiration Date	Number of Warrants	Exercise Price	Fair Market Value Per Share	Expected Volatility	Remaining Life in Years	Risk Free Interest Rate	Warrant Liability
09-10-2010	09-10-2019	136,920	$6.70	$3.50	41.45%	6.45	1.24%	$81,080
09-10-2010	09-10-2015	10,416	$6.70	$3.50	41.45%	2.45	0.25%	$1,870
07-26-2012	09-10-2019	50,000	$3.35	$3.50	41.45%	6.33	1.24%	$53,269
07-26-2012	09-10-2019	20,000	$3.35	$3.50	41.45%	6.33	1.24%	$21,307
11-20-2012	09-10-2019	20,000	$3.56	$3.50	41.45%	6.50	1.24%	$20,664
02-14-2013	09-10-2019	20,000	$3.67	$3.50	41.45%	6.45	1.24%	$20,140

Values at September 30, 2013

Date of Warrant	Expiration Date	Number of Warrants	Exercise Price	Fair Market Value Per Share	Expected Volatility	Remaining Life in Years	Risk Free Interest Rate	Warrant Liability
09-10-2010	09-10-2019	136,920	$6.70	$4.00	39.76%	5.95	1.39%	$93,564
09-10-2010	09-10-2015	10,416	$6.70	$4.00	39.76%	1.95	0.33%	$1,983
07-26-2012	09-10-2019	50,000	$3.35	$4.00	39.76%	5.95	1.39%	$63,670
07-26-2012	09-10-2019	20,000	$3.35	$4.00	39.76%	5.95	1.39%	$25,468
11-20-2012	09-10-2019	20,000	$3.56	$4.00	39.76%	5.95	1.39%	$24,380
02-14-2013	09-10-2019	20,000	$3.67	$4.00	39.76%	5.95	1.39%	$23,835
07-1-2013	09-10-2019	20,000	$3.33	$4.00	39.76%	5.95	1.39%	$25,575
08-12-2013	09-10-2019	20,000	$3.69	$4.00	39.76%	5.95	1.39%	$23,738

The volatility calculation was based on the 45 months for the Company’s stock price prior to the measurement date, utilizing January 1, 2010 as the initial period, as the Company believes that this is the best indicator of future performance, and the source of the risk free interest rate is the US Treasury rate.  The exercise price is per the agreement, the fair market value is the closing price of our stock on the date of measurement, and the expected life is based on management’s current estimate of when the warrants will be exercised.  All inputs to the Black-Scholes options model are evaluated each reporting period.

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

In December 2009, the Kansas District Court dismissed on jurisdiction grounds the Aeroflex Action. Aeroflex appealed this decision. In May 2012, the Kansas Supreme Court reversed the decision and remanded the Aeroflex Action to the District Court for further proceedings. The case is in discovery. Aeroflex has not yet identified to the court's satisfaction the trade secrets that Aeroflex alleges to have been misappropriated. Because of the pending discovery disputes, discovery is still in the early stages and no firm trial date has been set. Tel is optimistic as to the outcome of this litigation. However, the outcome of any litigation is unpredictable and an adverse decision in this matter could have a material adverse effect on our financial condition, results of operations or liquidity.

Note 13 – New Accounting Pronouncements

For the six months ended September 30, 2013, there have been no significant accounting pronouncements or changes in accounting pronouncements that have become effective that are expected to have a material impact on the Company’s financial position, operations or cash flows.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This quarterly report on Form 10-Q and other reports filed by the Company from time to time with the SEC contain or may contain forward-looking statements (collectively the “Filings”) and information that are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management.  Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof.  When used in the Filings, the words “anticipate”, “believe”, “estimate”, “expect”, “future”, “intend”, “plan”, or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements.  Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including the risks contained in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended March 31, 2013, filed with the SEC on July 16, 2013, relating to the Company’s industry, the Company’s operations and results of operations, and any businesses that the Company may acquire.  Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

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

Overview

For the six months ended September 30, 2013 sales increased $3,662,318 (102.5%) to $7,234,556 as compared to $3,572,238 for the quarter ended September 30, 2012. This increase is mostly attributed to the resumption of shipments on the CRAFT program as well as shipment for a partial release on the TS-4530A program.  The Company is expecting significant revenue and profitability growth for the fiscal year ending March 31, 2014 as it expects to be in production on the CRAFT program for the full year, as well as shipping the $3.3 million limited rate production order it received in July 2013 on the TS-4530 program. The Company has also received $1.3 million in orders for its legacy products, which it expects to ship during the second half of the current fiscal year. The Company has received final AIMS certification for this TS-4530A, but a full production release on this contract will not be provided until the remaining logistics documentation items (e.g., technical manual) are approved by the U.S. Army. The Company currently has $17.7 million of existing TS-4530A orders on this Indefinite-Delivery-Indefinite Quantity (“IDIQ”) contract program. The Army has the option of purchasing up to an additional $18 million of units under this IDIQ contract. The commencement of TS-4530A volume shipments will augment the Company’s liquidity position as the Company has a substantial amount of the material in house to commence production.

In October 2013, the Company received an additional contract for the CRAFT program with a maximum value of $9.5 million. The order is a not-to-exceed $9.5 million fixed-price, indefinite-delivery/indefinite-quantity (“IDIQ”) contract for the manufacture and delivery of communications/navigation radio frequency avionics flight line tester CRAFT AN/USM-708 and/or AN/USM-719. This contract is in support of the U.S. Navy, U.S. Marine Corps, U.S. Army and various Foreign Military Sales customers under the Foreign Military Sales program. This follow-on contract further strengthens our position in the industry as the predominant supplier of Mode 5 test equipment. The CRAFT unit has been well received by the end users and we look forward to working with the U.S. Navy on this program, and believe it will be the Mode 5 test set of choice for a number of years. The Company has received three delivery orders against this new contract for the additional test sets at a total value of $4.1 million. The Company currently has $11.2 million of existing orders on the CRAFT program and an option to purchase up to $5.4 million of additional units.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Overview (continued)

During the first six months of fiscal year 2014, the Private Investor converted the outstanding principal of $600,000, penalty of $25,000 and accrued interest for the month of May in the amount of $12,400 for a total of $637,400 into 200,000 shares of the Company’s common stock at a price of $3.19 per share.

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

In consideration for the waiver for non-compliance of the financial covenants at June 30, 2013, on August 12, 2013 BCA received warrants to purchase 20,000 shares of the Company’s common stock. The common stock underlying the warrants is exercisable at a price of $3.69 per share and the warrants expire on September 10, 2019.

As a result of the substantial operating losses incurred in the last year, the Company is not currently in compliance with the NYSE-MKT’s (the “Exchange”) continued listing standards. Based on the information provided by the Company on August 15, 2013, the Exchange has determined, based on the information provided and the improved first quarter results that the Company had made a reasonable demonstration of its ability to regain compliance by the end of the revised plan period which is now February 20, 2014.  As such, the Company listing is being continued pursuant to an extension and will continue to be monitored against this plan.

The Company also received a letter from the staff of the Exchange that, based on the Company’s financial statements at March 31, 2013, Tel was no longer in compliance with the minimum stockholders’ equity requirement of $4.0 million, and had also reported net losses in three of its last four fiscal years, as set forth in Section 1003(a)(ii) of the NYSE MKT Company Guide. The Company was afforded the opportunity to submit a plan of compliance to the Exchange and based on information provided by the Company, the Exchange notified the Company that it accepted the Company’s plan of compliance and granted an extension until November 7, 2014.

The Company is optimistic that it will demonstrate sufficient progress to maintain our NYSE-MKT listing.

In June 2013, the Company received a performance-based payment from the government in the amount of $858,050, which was used to pay old outstanding accounts payable of a significant vendor. The Company made solid progress during the first six months of the current fiscal year in working down outstanding payables to its vendors. Based on existing and expected production releases, the Company believes that it will have adequate liquidity, and backlog to fund operating plans for at least the next twelve months.  Currently, the Company has no material future capital expenditure requirements.

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

At September 30, 2013, the Company’s backlog was approximately $33.4 million, not including the $4.1 million in CRAFT orders received in October 2013, as compared to approximately $38.0 million at September 30, 2012.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations

Sales

For the three and six months ended September 30, 2013, sales increased $1,639,631 (68.5%) and $3,662,318 (102.5%), respectively, to  $4,034,581 and $7,234,556 for the three and six months ended September 30, 2013 as compared to $2,394,950 and $3,572,238 for the three and six months ended September 30, 2012.

Avionics Government sales increased $1,606,374 (86.9%) and $3,859,252 (161.0%), respectively, to  $3,453,919 and $6,256,761 for the three and six months ended September 30, 2013 as compared to $1,847,545 and $2,397,509 for the three and six months ended September 30, 2012. This increase is mostly attributed to the resumption of shipments on the CRAFT program, which were on temporary hold last year to correct issues discovered in prior deliveries and to incorporate the final AIMS approved software configuration which includes several product enhancements, as well as shipment for a partial release on the TS-4530A program.

Commercial sales increased $33,257 (6.1%) to $580,662 for the three months ended September 30, 2013 as compared to $547,405 for the three months ended September 30, 2012. This increase is mostly due to the timing of the deliveries and is not considered to be a trend.  Commercial sales decreased $196,934 (16.8%) to $977,795 for the six months ended September 30, 2013, as compared to $1,174,729 in the same period in the prior year.   The decrease in sales is primarily attributed to parts availability issues and lower sales from the overhaul and repairs business. The economic conditions in the commercial market remain depressed.

Gross Margin

Gross margin increased $673,326 (111.8%) and $1,575,790 (177.8%), respectively to $1,275,749 and $2,461,907 for the three and six months ended September 30, 2013 as compared to $602,423 and $886,117 for the three and six months ended September 30, 2012. Gross profit was favorably impacted by the increase in sales volume as a result of the resumption of shipments on the CRAFT program, which were on temporary hold last year to correct issues discovered in prior deliveries and to incorporate the final AIMS approved software configuration which includes several product enhancements, as well as the shipment of units for the TS-4530A program.  The gross margin percentage for the three months ended September 30, 2013 was 31.6%, as compared to 25.2%, for the three months ended September 30, 2012.  The gross margin percentage for the six months ended September 30, 2013 was 34.0%, as compared to 24.8%, for the six months ended September 30, 2012.

Operating Expenses

Selling, general and administrative expenses decreased $14,936 (2.2%) and $15,574, (1.2%), respectively, to $671,410 and $1,324,660 for the three and six months ended September 30, 2013 as compared to $686,346 and $1,340,234 for the three and six months ended September 30, 2012. For the three months ended September 30, 2013, the decrease was attributed mainly to lower commission and personnel costs partially offset by high program management costs. .For the nine months ended September 30, 2013 lower personnel costs was mostly offset by higher professional and program management fees and shareholder relation expenses.

Engineering, research and development expenses decreased $100,228 (18.3%) and $198,455 (17.6%), respectively, to $448,572 and $928,949 for the three and six months ended September 30, 2013 as compared to $548,800 and $1,127,404 for the three and six months ended September 30, 2012, primarily as a result of a decrease in personnel costs as a result of the Company finalizing the engineering efforts on the CRAFT and TS-4530A programs.

Other Income (Expense), Net

For the three months ended September 30, 2013, total other expense was $217,381 as compared to other expense of $245,553 for the three months ended September 30, 2012. This change is primarily due to lower interest expense, amortization of debt discount and financing costs offset partially by the higher loss on the change in the valuation of common stock warrants as compared to the prior period last year.

For the six months ended September 30, 2013, total other expense was $373,553 as compared to other expense of $129,099 for the six months ended September 30, 2012. This change is primarily due to the change in the valuation of common stock warrants as compared to the prior period last year. For the six months ended September 30, 2013, the Company recorded a loss of $42,773 as compared to a gain of $249,057 for the six months ended September 30, 2012.

Income (Loss) before Income Taxes

As a result of the above, the Company recorded a loss before income taxes of $61,614 for the three months ended September 30, 2013 as compared to a loss before taxes of $878,276 for the three months ended September 30, 2012.  The Company also recorded a loss before income taxes of $165,255 for the six months ended September 30, 2013 as compared to loss before income taxes of $1,710,620 for the six months ended September 30, 2012.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations (continued)

Income Taxes

For the six months ended September 30, 2013, the Company recorded an income tax benefit of $7,009 as compared to an income tax benefit of $612,115 for the six months ended September 30, 2012.  These amounts represent the statutory federal and state tax rate on the Company’s loss before taxes.

Net Income (Loss)

As a result of the above, the Company recorded a net loss of $72,474 for the three months ended September 30, 2013, as compared to a net loss of $429,705 for the three months ended September 30, 2012. The Company also recorded a net loss of $158,246 for the six months ended September 30, 2013, as compared to a net loss of $1,098,505 for the six months ended September 30, 2012

Liquidity and Capital Resources

At September 30, 2013, the Company had net working capital of $1,587,356 as compared to $1,008,849 at March 31, 2013. This change is primarily the result of the conversion of short-term debt into equity.

During the six months ended September 30 2013, the Company’s cash balance decreased by $164,546 to $145,751.  The Company’s principal sources and uses of funds were as follows:

Cash provided by (used in) operating activities. For the six months ended September 30, 2013, the Company provided $13,400 in cash for operations as compared to using $906,518 in cash for operations for the six months ended September 30, 2012.  This improvement is the result of the improvement in operating income, decrease in inventories and the increase in progress billings partially offset by the decrease in accounts payable and accounts receivable.

Cash used in investing activities.  For the six months ended September 30, 2013, the Company used $11,226 of its cash for investing activities, as compared to $45,308 for the six months ended September 30, 2012 as result of lower purchases of equipment.

Cash (used in) provided by financing activities. For the six months ended September 30, 2013, the Company used $166,720 in financing activities as compared to providing $734,901 for the six months ended September 30, 2012.  For the six months ended September 30, 2012 the Company received proceeds from the sale of common stock and proceeds from the issuance of long-term debt in the amount of $788,662 as compared to $100,000 for the six months ended September 30, 2013. Additionally, the Company repaid debt and capital lease obligations of $266,720 for the six months ended September 30, 2013 as compared to $158,191 for the six months ended September 30, 2012. The Company also received proceeds from the exercise of stock options in the amount of $104,430 for the six months ended September 30, 2012 and $-0- for the six months ended September 30, 2013.

During the first six months of the current fiscal year, the Private Investor converted the outstanding principal of $600,000, penalty of $25,000 and accrued interest for the month of May in the amount of $12,400 for a total of $637,400 into 200,000 shares of common stock at a price of $3.19 per share.

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

In consideration for the waiver for non-compliance of the financial covenants at June 30, 2013, on August 12, 2013 BCA received warrants to purchase 20,000 shares of the Company’s common stock. The common stock underlying the warrants is exercisable at a price of $3.69 per share and the warrants expire on September 10, 2019.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)

As a result of the substantial operating losses incurred in the last year, the Company is not currently in compliance with the Exchange’s continued listing standards. Based on the information provided by the Company on August 15, 2013, the Exchange has determined, based on the information provided and the improved first quarter results that the Company had made a reasonable demonstration of its ability to regain compliance by the end of the revised plan period which is now February 20, 2014.  As such, the Company listing is being continued pursuant to an extension and will continue to be monitored against this plan.

The Company also received a letter from the staff of the Exchange that, based on the Company’s  financial statements at March 31, 2013, the Company was no longer in compliance with the minimum stockholders’ equity requirement of $4.0 million, and had also reported net losses in three of its last four fiscal years, as set forth in Section 1003(a)(ii) of the NYSE MKT Company Guide. The Company was afforded the opportunity to submit a plan of compliance to the Exchange and based on information provided by the Company, the Exchange notified the Company that it accepted the Company’s plan of compliance and granted an extension until November 7, 2014.

The Company is optimistic that it will demonstrate sufficient progress to maintain our NYSE-MKT listing.

In June 2013, the Company received a performance-based payment from the government in the amount of $858,050, which was used to pay old outstanding accounts payable of a significant vendor. The Company made solid progress during the first six months of the current fiscal year in working down outstanding payables to its vendors.

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

There was no significant impact on the Company’s operations as a result of inflation for the six months ended September 30, 2013.  These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2013, filed with the SEC on July 16, 2013.

Off-Balance Sheet Arrangements

As of September 30, 2013, the Company had no off-balance sheet arrangements.

Critical Accounting Policies

Our critical accounting policies are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended March 31, 2013 as filed with the SEC on July 16, 2013. There have been no changes in our critical accounting policies. Our significant accounting policies are described in our notes to the 2013 consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2013 as filed with the SEC on July 16, 2013.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

We do not hold any derivative instruments and do not engage in any hedging activities.

Item 4.  Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

The Company, including its principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this report (the “Evaluation Date”). Based upon the evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective. Disclosure controls are controls and procedures designed to reasonably ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls include controls and procedures designed to reasonably ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

On March 24, 2009, Aeroflex Wichita, Inc. (“Aeroflex”) filed a petition against the Company and two of its employees in the District Court, Sedgwick County, Kansas, Case No. 09 CV 1141 (the “Aeroflex Action”), alleging that the Company and its two employees misappropriated Aeroflex’s proprietary technology in connection with the Company winning a substantial contract from the U.S. Army (the “Award”), to develop new Mode 5 radar test sets and kits to upgrade the existing TS-4530 radar test sets to Mode 5. Aeroflex’s petition alleges that in connection with the Award, the Company and its named employees misappropriated Aeroflex’s trade secrets; tortiously interfered with its business relationship; conspired to harm Aeroflex and tortiously interfered with its contract and seeks injunctive relief and damages. The central basis of all the claims in the Aeroflex Action is that the Company misappropriated and used Aeroflex proprietary technology and confidential information in winning the Award. In February 2009, subsequent to the Award to the Company, Aeroflex filed a protest of the Award with the Government Accounting Office (“GAO”). In its protest, Aeroflex alleged, inter alia, that the Company used Aeroflex’s proprietary technology in order to win the Award, the same material allegations as were later alleged in the Aeroflex Action. On or about March 17, 2009, the U.S. Army Contracts Attorney and the U.S. Army Contracting Officer each filed a statement with the GAO, expressly rejecting Aeroflex’s allegations that the Company used or infringed Aeroflex proprietary technology in winning the Award, and concluding that the Company had used only its own proprietary technology. On April 6, 2009, Aeroflex withdrew its protest.

In December 2009, the Kansas District Court dismissed on jurisdiction grounds the Aeroflex Action. Aeroflex appealed this decision. In May 2012, the Kansas Supreme Court reversed the decision and remanded the Aeroflex Action to the District Court for further proceedings. The case is in discovery. Aeroflex has not yet identified to the court's satisfaction the trade secrets that Aeroflex alleges to have been misappropriated. Because of the pending discovery disputes, discovery is still in the early stages and no firm trial date has been set. Tel is optimistic as to the outcome of this litigation. However, the outcome of any litigation is unpredictable and an adverse decision in this matter could have a material adverse effect on our financial condition, results of operations or liquidity.

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

Item 3.  Defaults Upon Senior Securities.

There has been no default in the payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company.

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

TEL-INSTRUMENT ELECTRONICS CORP.

Date: November 13, 2013	By:	/s/ Jeffrey C. O’Hara
Name: Jeffrey C. O’Hara
Title: Chief Executive Officer Principal Executive Officer

Date: November 13, 2013	By:	/s/ Joseph P. Macaluso
Name: Joseph P. Macaluso
Title: Principal Financial Officer Principal Accounting Officer