Form 10-Q
period 2013-12-31
TEL INSTRUMENT ELECTRONICS CORP
filed 2014-02-14
CIK 96885

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2013

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

As of February 10, 2014, there were 3,248,387 shares outstanding of the registrant’s common stock.

TEL-INSTRUMENT ELECTRONICS CORP

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

TEL-INSTRUMENT ELECTRONICS CORP
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2013	March 31, 2013
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$216,347	310,297
Accounts receivable, net	1,129,913	557,879
Inventories, net	4,509,600	6,241,181
Prepaid expenses and other	143,929	115,852
Deferred financing costs	113,876	108,321
Deferred income tax asset	1,239,761	1,238,421
Total current assets	7,353,426	8,571,951

Equipment and leasehold improvements, net	445,735	587,958
Deferred financing costs – long-term	78,921	156,463
Deferred income tax asset – non-current	2,494,347	2,546,190
Other assets	56,872	56,872
Total assets	10,429,301	11,919,434

LIABILITIES & STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion long-term debt	641,254	1,229,643
Capital lease obligations – current portion	69,448	74,508
Accounts payable	2,233,671	4,272,431
Progress billings	795,050	-
Deferred revenues – current portion	8,155	18,460
Accrued payroll, vacation pay and payroll taxes	394,432	442,522
Accrued expenses	1,389,487	1,525,538
Total current liabilities	5,531,497	7,563,102

Subordinated notes payable-related parties	250,000	250,000
Capital lease obligations – long-term	25,159	76,055
Deferred revenues – long-term	118,350	1,045
Warrant liability	511,939	198,330
Long-term debt, net of debt discount	743,290	1,134,549
Total liabilities	7,180,235	9,223,081

Commitments

Stockholders' equity:
Common stock, par value $0.10 per share, 3,248,387 and 3,011,739 issued and outstanding as of December 31, 2013 and March 31, 2013, respectively	324,886	301,171
Additional paid-in capital	7,941,477	7,108,300
Accumulated deficit	(5,017,297)	(4,713,118)
Total stockholders' equity	3,249,066	2,696,353
Total liabilities and stockholders' equity	$10,429,301	$11,919,434

See accompanying notes to condensed consolidated financial statements.

TEL-INSTRUMENT ELECTRONICS CORP
 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012

Net sales	$4,089,029	$2,350,020	11,323,585	$5,922,258
Cost of sales	2,693,342	1,896,652	7,465,991	4,582,773

Gross margin	1,395,687	453,368	3,857,594	1,339,485

Operating expenses:
Selling, general and administrative	697,919	587,146	2,022,579	1,927,380
Engineering, research and development	449,477	481,055	1,378,426	1,608,459
Total operating expenses	1,147,396	1,068,201	3,401,005	3,535,839

Income (loss) from operations	248,291	(614,833)	456,589	(2,196,354)

Other income (expense):
Amortization of debt discount	(27,120)	(37,948)	(75,707)	(82,349)
Loss on extinguishment of debt	0	-	(26,600)	-
Amortization of deferred financing costs	(27,827)	(68,383)	(81,987)	(152,174)
Financing costs	-	(21,441)	-	(47,918)
Change in fair value of common stock Warrants	(229,726)	19,710	(272,499)	268,767
Interest income	129	420	163	433
Interest expense	(50,828)	(126,490)	(252,295)	(349,990)
Total other income (expense)	(335,372)	(234,132)	(708,925)	(363,231)

Loss before income taxes	(87,081)	(848,965)	(252,336)	(2,559,585)

Income tax expense (benefit)	58,852	(303,788)	51,843	(915,903)

Net loss	$(145,933)	$(545,177)	$(304,179)	$(1,643,682)

Basic income (loss) per common share	$(0.04)	$(0.19)	$(0.10)	$(0.59)
Diluted income (loss) per common share	$(0.04)	$(0.19)	$(0.10)	$(0.59)

Weighted average shares outstanding:
Basic	3,247,387	2,912,516	3,189,123	2,776,643
Diluted	3,247,387	2,912,516	3,189,123	2,776,643

See accompanying notes to condensed consolidated financial statements.

TEL-INSTRUMENT ELECTRONICS CORP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended
	December 31, 2013	December 31, 2012

Cash flows from operating activities:
Net loss	$(304,179)	$(1,643,682)
Adjustments to reconcile net loss to net cash used in operating activities:
Deferred income taxes	50,503	(919,814)
Depreciation and amortization	153,818	160,140
Amortization of debt discount	75,707	82,349
Amortization of deferred financing costs, net	81,987	152,174
Loss on extinguishment of debt	26,600	-
Warrants issued in exchange for services	-	47,918
Change in fair value of common stock warrants	272,499	(268,767)
Non-cash interest expense associated with conversion of note	21,003	-
Non-cash stock-based compensation	48,519	62,884

Changes in assets and liabilities:
(Increase) decrease in accounts receivable, net	(572,034)	1,041,720
Decrease in unbilled government receivables	-	728,724
Decrease (increase) in inventories, net	1,731,581	(1,780,056)
(Increase) decrease in prepaid expenses & other	(28,077)	126,381
(Decrease) increase in accounts payable	(2,038,760)	1,150,140
Decrease in accrued payroll, vacation pay & withholdings	(48,090)	(70,661)
Increase (decrease) in deferred revenues	107,000	(13,125)
Increase in progress billings	795,050	-
(Decrease) increase in accrued expenses	(98,651)	(527,446)
Net cash provided by (used in) operating activities	274,476	(1,671,121)

Cash flows from investing activities:
Purchases of equipment	(11,595)	(60,816)
Net cash used in investing activities	(11,595)	(60,816)

Cash flows from financing activities:
Proceeds from note payable – related party	100,000	-
Proceeds from the sale of common stock	-	1,000,002
Proceeds from the issuance of debt	-	600,000
Expenses associated with the issuance of debt	-	(111,340)
Proceeds from the exercise of stock options	23,370	104,430
Repayment of long-term debt	(424,245)	(127,929)
Repayment of capitalized lease obligations	(55,956)	(47,627)
Net cash (used in) provided by financing activities	(356,831)	1,417,536

Net decrease in cash and cash equivalents	(93,950)	(314,401)
Cash and cash equivalents at beginning of period	310,297	413,195
Cash and cash equivalents at end of period	$216,347	$98,794

Supplemental cash flow information:
Taxes paid	$-	$-
Interest paid	$276,546	$261,413

Supplemental non-cash information:
Conversion of debt to equity	$700,000	$-
Conversion of accrued interest into equity	$37,400	$-

See accompanying notes to condensed consolidated financial statements.

TEL-INSTRUMENT ELECTRONICS CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 – Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of Tel-Instrument Electronics Corp (the “Company” or “TIC”) as of December 31, 2013, the results of operations for the three and nine months ended December 31, 2013 and December 31, 2012, and statements of cash flows for the nine months ended December 31, 2013 and December 31, 2012.  These results are not necessarily indicative of the results to be expected for the full year.  The financial statements have been prepared in accordance with the requirements of Form 10-Q and consequently do not include disclosures normally made in an Annual Report on Form 10-K.  The March 31, 2013 balance sheet included herein was derived from the audited financial statements included in the Company’s Annual Report on Form 10-K as of that date.  Accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2013 , as filed with the United States Securities and Exchange Commission (the “SEC”) on July 16, 2013.

Note 2 – Summary of Significant Accounting Policies

During the nine months ended December 31, 2013, there have been no material changes in the Company’s significant accounting policies to those previously disclosed in the Company’s Annual Report on Form 10-K for the year ended March 31, 2013, as filed with the SEC on July 16, 2013.

Note 3 – Accounts Receivable, net

The following table sets forth the components of accounts receivable:

	December 31, 2013	March 31, 2013
Government	$1,042,639	$423,165
Commercial	104,556	153,654
Less: Allowance for doubtful accounts	(17,282)	(18,940)
	$1,129,913	$557,879

Note 4 – Inventories, net

Inventories consist of:

	December 31, 2013	March 31, 2013

Purchased parts	$3,624,430	$4,418,989
Work-in-process	1,050,622	1,636,325
Finished goods	34,548	385,867
Less: Inventory reserve	(200,000)	(200,000)

	$4,509,600	$6,241,181

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

Diluted loss per share for the three and nine months ended December 31, 2013 and 2012 does not include common stock equivalents, as these stock equivalents would be anti-dilutive.

	Three Months Ended	Three Months Ended
	December 31, 2013	December 31, 2012
Basic net loss per share computation:
Net loss	$(145,933)	$(545,177)
Weighted-average common shares outstanding	3,247,387	2,912,516
Basic net loss per share	$(0.04)	$(0.19)
Diluted net loss per share computation:
Net loss	$(145,933)	$(545,177)
Weighted-average common shares outstanding	3,247,387	2,912,516
Incremental shares attributable to the assumed exercise of outstanding stock options	-	-
Total adjusted weighted-average shares	3,247,387	2,912,516
Diluted net loss per share	$(0.04)	$(0.19)

	Nine Months Ended	Nine Months Ended
	December 31, 2013	December 31, 2012
Basic net loss per share computation:
Net loss	$(304,179)	$(1,643,682)
Weighted-average common shares outstanding	3,189,123	2,776,643
Basic net loss per share	$(0.10)	$(0.59)
Diluted net loss per share computation:
Net loss	$(304,179)	$(1,643,682)
Weighted-average common shares outstanding	3,189,123	2,776,643
Incremental shares attributable to the assumed exercise of outstanding stock options	-	-
Total adjusted weighted-average shares	3,189,123	2,776,643
Diluted net loss per share	$(0.10)	$(0.59)

TEL-INSTRUMENT ELECTRONICS CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 6 – Long-Term Debt

In September 2010, the Company entered into an agreement with BCA Mezzanine Fund LLP (“BCA”) to loan the Company $2,500,000 in the form of a Promissory Note (the “Note”).  The Note contains a number of affirmative and negative covenants which restrict our operations.  For the quarter ended December 31, 2013, the Company was not in compliance with four covenants related to maintaining agreed upon financial ratios for fixed charges, leverage and debt service as well as a requirement for earnings before interest, taxes, depreciation and amortization (EBITDA). On February 13, 2014 the Company received a waiver from BCA on each of the above mentioned covenants.  In consideration for this waiver for non-compliance of the financial covenants, the Company incurred an incremental fee of $10,000.

In consideration for the waiver for non-compliance of the financial covenants at September 30, 2013, on November 12, 2013, the Company incurred an incremental fee of $10,000.

In consideration for the waiver for non-compliance of the financial covenants at June 30, 2013, on August 12, 2013, BCA received warrants to purchase 20,000 shares of the Company’s common stock. The common stock underlying the warrants is exercisable at a price of $3.69 per share and the warrants expire on September 10, 2019. Determining the warrant value to be recorded requires us to develop estimates to be used in calculating the fair value of the warrant.  The fair value of the warrant is calculated using the Black-Scholes valuation model. The value of the warrant will be recorded as a debt discount of $21,587, and will be amortized over the remaining life of the loan.

In consideration for the waiver for non-compliance of the financial covenants at March 31, 2013, on July 12, 2013, BCA received warrants to purchase 20,000 shares of the Company’s common stock. The common stock underlying the warrants is exercisable at a price of $3.33 per share and the warrants expire on September 10, 2019. Determining the warrant value to be recorded requires us to develop estimates to be used in calculating the fair value of the warrant.  The fair value of the warrant is calculated using the Black-Scholes valuation model. The value of the warrant will be recorded as a debt discount of $19,523, and will be amortized over the remaining life of the loan.

On July 26, 2012, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with a private investor (the “Private Investor”).  Pursuant to the terms of the Purchase Agreement, the Company issued (i) a senior secured promissory note (the “2012 Note”) in favor of the Private Investor in the aggregate principal amount of $600,000, approximately $489,000 net of expenses, accruing interest at a rate of 14% per annum and (ii) a common stock purchase warrant to purchase 50,000 shares of the Company’s common stock, par value $0.10 per share. The 2012 Note, together with all unpaid interest and principal was due on March 31, 2013.  The common stock underlying the warrant is exercisable at a price of $3.35 per share and the warrant expires on September 10, 2019. In conjunction with the Purchase Agreement the Company entered into an (i) Investor Rights Agreement, (ii) Securities Agreement, (iii) Intercreditor Agreement and (iv) Subordination Agreement. The Company reported the foregoing on its Current Report on Form 8-K filed with the SEC on August 3, 2012.

Effective May 31, 2013, the Private Investor converted the outstanding principal of $600,000, penalty of $25,000 and accrued interest for the month of May 2013 in the amount of $12,400 for a total of $637,400 into 200,000 shares of the Company’s common stock at a price of $3.187 per share. The fair value of these shares at the date of conversion was $3.32 per share. As such, the Company recorded a loss on the extinguishment of debt in the amount of $26,600 and this amount is included in the accompanying statement of operations for the nine months ended December 31, 2013. As further consideration to the Private Investor, the Company agreed that each time the Company issues any new shares of its common stock in the next two years (excluding the exercise of existing stock options and warrants currently outstanding), at a price lower than a purchase price of $3.187 per share, the Company will issue additional shares to the Private Investor, for no additional consideration, based on the differential between the $3.187 price and the price paid for the newly issued shares of common stock.

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

The table below presents information about reportable segments within the avionics business for the three and nine month periods ending December 31, 2013 and 2012:

Three Months Ended December 31, 2013	Avionics Government	Avionics Commercial	Avionics Total	Corporate Items	Total
Net sales	3,797,272	291,757	4,089,029	-	4,089,029
Cost of Sales	2,415,427	277,915	2,693,342	-	2,693,342
Gross Margin	1,381,845	13,842	1,395,687	-	1,395,687

Engineering, research, and development			449,477		449,477
Selling, general and administrative			375,255	322,664	697,919
Amortization of debt discount				27,120	27,120
Amortization of deferred financing costs				27,826	27,826
Change in fair value of common stock warrants				229,726	229,726
Interest expense, net				50,700	50,700
Total expenses			824,732	658,036	1,482,768

Income (loss) before income taxes			570,955	(658,036)	(87,081)

Three Months Ended December 31, 2012	Avionics Government	Avionics Commercial	Avionics Total	Corporate Items	Total
Net sales	1,828,941	521,079	2,350,020	-	2,350,020
Cost of Sales	1,480,584	416,068	1,896,652	-	1,896,652
Gross Margin	348,357	105,011	453,368	-	453,368

Engineering, research, and development			481,055		481,055
Selling, general, and administrative			264,627	322,519	587,146
Amortization of debt discount				37,948	37,948
Amortization of deferred financing costs				68,384	68,384
Financing costs				21,441	21,441
Change in fair value of common stock warrants				(19,710)	(19,710)
Interest (income) expense, net				126,069	126,069
Total expenses			745,682	556,651	1,302,333

Loss before income taxes			(292,314)	(556,651)	(848,965)

TEL-INSTRUMENT ELECTRONICS CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 8 – Segment Information (continued)

Nine Months Ended December 31 2013	Avionics Government	Avionics Commercial	Avionics Total	Corporate Items	Total
Net sales	10,054,033	1,269,552	11,323,585	-	11,323,585
Cost of Sales	6,497,178	968,813	7,465,991	-	7,465,991
Gross Margin	3,556,855	300,739	3,857,594	-	3,857,594

Engineering, research, and development			1,378,426		1,378,426
Selling, general and administrative			933,033	1,089,546	2,022,579
Amortization of debt discount				75,707	75,707
Amortization of deferred financing costs				81,986	81,986
Loss on extinguishment of debt				26,600	26,600
Change in fair value of common stock warrants				272,499	272,499
Interest expense, net				252,133	252,133
Total expenses			2,311,459	1,798,471	4,109,930

Income (loss) before income taxes			1,546,135	(1,798,471)	(252,336)

Nine Months Ended December 31, 2012	Avionics Government	Avionics Commercial	Avionics Total	Corporate Items	Total
Net sales	4,226,451	1,695,807	5,922,258	-	5,922,258
Cost of Sales	3,051,873	1,530,900	4,582,773	-	4,582,773
Gross Margin	1,174,578	164,907	1,339,485	-	1,339,485

Engineering, research, and development			1,608,459	-	1,608,459
Selling, general and administrative			891,764	1,035,616	1,927,380
Amortization of debt discount				82,349	82,349
Amortization of deferred financing costs				152,175	152,175
Financing costs				47,918	47,918
Change in fair value of common stock warrants				(268,767)	(268,767)
Interest expense, net				349,556	349,556
Total expenses			2,500,223	1,398,847	3,899,070

Income (loss) before income taxes			(1,160,738)	(1,398,847)	(2,559,585)

TEL-INSTRUMENT ELECTRONICS CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 9 – Income Taxes

The Company adopted FASB ASC 740-10, Accounting for Uncertainty in Income Taxes, effective April 1, 2007 (“ASC 740-10”).  ASC 740-10 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The Company has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions.  The Company does not have any unrecognized tax benefits.

The tax effect of temporary differences, primarily net operating loss carryforwards, asset reserves and accrued liabilities, gave rise to the Company’s deferred tax asset in the accompanying December 31, 2013 and March 31, 2013 condensed consolidated balance sheets.  Deferred income taxes are recognized for the tax consequence of such temporary differences at the enacted tax rate expected to be in effect when the differences reverse.

Note 10 – Fair Value Measurements

FASB ASC 820-10, Fair Value Measurements and Disclosures (“ASC 820-10) defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosures about fair value measurements.

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as of December 31, 2013 and March 31, 2013.  As required by ASC 820-10, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

December 31, 2013	Level I	Level II	Level III	Total
Total Assets	$-	$-	$-	$-

Warrant liability	-	-	511,939	511,939
Total Liabilities	$-	$-	$511,939	$511,939

March 31, 2013	Level I	Level II	Level III	Total
Total Assets	$-	$-	$-	$-

Warrant liability	-	-	198,330	198,330
Total Liabilities	$-	$-	$198,330	$198,330

The Company adopted the guidance of ASC 815 “Derivative and Hedging”, which requires that we mark the value of our warrant liability (see Note 6) to market and recognize the change in valuation in our statement of operations each reporting period. Determining the warrant liability to be recorded requires us to develop estimates to be used in calculating the fair value of the warrant.  The fair value of the warrants is calculated using the Black-Scholes valuation model.

The following table provides a summary of the changes in fair value of our Level 3 financial liabilities from March 31, 2013 through December 31, 2013, as well as the portion of gains or losses included in income attributable to unrealized gains or losses related to the liability held at December 30, 2013:

Level 3 Reconciliation	Beginning at beginning of period	Gains and losses for the period (realized and unrealized)	Purchases, issuances, sales and settlements, net	Transfers in or out of Level 3	Balance at the end of period

Warrant liability	198,330	272,499	41,110	-	511,939
Total Liabilities	$198,330	$272,499	$41,110	$-	$511,939

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

Values at Inception

Date of Warrant	Expiration Date	Number of Warrants	Exercise Price	Fair Market Value Per Share	Expected Volatility	Remaining Life in Years	Risk Free Interest Rate	Warrant Liability
09-10-2010	09-10-2019	136,920	$6.70	$6.70	28.51%	9	2.81%	$267,848
09-10-2010	09-10-2015	10,416	$6.70	$6.70	28.51%	5	1.59%	$13,808
07-26-2012	09-10-2019	50,000	$3.35	$3.90	42.04%	7	0.94%	$66,193
07-26-2012	09-10-2019	20,000	$3.35	$3.90	42.04%	7	0.94%	$26,477
11-20-2012	09-10-2019	20,000	$3.56	$3.50	42.45%	6.83	1.09%	$21,441
02-14-2013	09-10-2019	20,000	$3.58	$3.80	41.25%	6.58	1.43%	$23,714
07-12-2013	09-10-2019	20,000	$3.33	$3.32	40.26%	6.17	2.00%	$19,523
08-12-2013	09-10-2019	20,000	$3.69	$3.69	40.20%	6.08	2.01%	$21,587

Values at March 31, 2013

Date of Warrant	Expiration Date	Number of Warrants	Exercise Price	Fair Market Value Per Share	Expected Volatility	Remaining Life in Years	Risk Free Interest Rate	Warrant Liability
09-10-2010	09-10-2019	136,920	$6.70	$3.50	41.45%	6.45	1.24%	$81,080
09-10-2010	09-10-2015	10,416	$6.70	$3.50	41.45%	2.45	0.25%	$1,870
07-26-2012	09-10-2019	50,000	$3.35	$3.50	41.45%	6.33	1.24%	$53,269
07-26-2012	09-10-2019	20,000	$3.35	$3.50	41.45%	6.33	1.24%	$21,307
11-20-2012	09-10-2019	20,000	$3.56	$3.50	41.45%	6.50	1.24%	$20,664
02-14-2013	09-10-2019	20,000	$3.67	$3.50	41.45%	6.45	1.24%	$20,140

Values at December 31, 2013

Date of Warrant	Expiration Date	Number of Warrants	Exercise Price	Fair Market Value Per Share	Expected Volatility	Remaining Life in Years	Risk Free Interest Rate	Warrant Liability
09-10-2010	09-10-2019	136,920	$6.70	$5.55	40.73%	5.70	1.75%	$183,711
09-10-2010	09-10-2015	10,416	$6.70	$5.55	40.73%	1.70	0.38%	$5,809
07-26-2012	09-10-2019	50,000	$3.35	$5.55	40.73%	5.70	1.75%	$109,407
07-26-2012	09-10-2019	20,000	$3.35	$5.55	40.73%	5.70	1.75%	$43,762
11-20-2012	09-10-2019	20,000	$3.56	$5.55	40.73%	5.70	1.75%	$42,321
02-14-2013	09-10-2019	20,000	$3.67	$5.55	40.73%	5.70	1.75%	$41,592
07-1-2013	09-10-2019	20,000	$3.33	$5.55	40.73%	5.70	1.75%	$43,876
08-12-2013	09-10-2019	20,000	$3.69	$5.55	40.73%	5.70	1.75%	$41,461

The volatility calculation was based on the 48 months for the Company’s stock price prior to the measurement date, utilizing January 1, 2010 as the initial period, as the Company believes that this is the best indicator of future performance, and the source of the risk free interest rate is the US Treasury rate.  The exercise price is per the agreement, the fair market value is the closing price of our stock on the date of measurement, and the expected life is based on management’s current estimate of when the warrants will be exercised.  All inputs to the Black-Scholes options model are evaluated each reporting period.

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

Note 13 – New Accounting Pronouncements

For the nine months ended December 31, 2013, there have been no significant accounting pronouncements or changes in accounting pronouncements that have become effective that are expected to have a material impact on the Company’s financial position, operations or cash flows.

Note 14 – Subsequent Event

In January 2014, the Company negotiated a $2.14 million contract modification on the ITATS program. The ITATS product (“AN/ARM-206”) is a fully automated TACAN test set for use in U.S. Navy Intermediate Level repair locations. This contract modification entails the sale of certain Intellectual Property (“IP”) to the U.S. Navy plus the sale of ancillary test support equipment and a modest increase in the recurring price to reflect several product enhancements. A portion of the IP sale proceeds will go to the Company’s subcontractor on this program. This contract modification is expected to result in a pre-tax benefit of about $1.2 million over the next two fiscal quarters. The sale of the IP for the ITATS program should have no impact on sales of these units to the U.S. Navy or other customers. Management believes that the sale of the ITATS IP should improve the Company’s balance sheet and liquidity position and help facilitate the commencement of the ITATS full rate production this summer.

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

Overview

For the nine months ended December 31, 2013, the Company recorded operating income of $456,589 as compared to an operating loss of $2,196,354 for the nine months ended December 31, 2012. For the nine months ended December 31, 2013, the Company recorded a loss before taxes of $252,336 as compared to a loss before taxes of $2,559,585 for the nine months ended December 31, 2012. Excluding the non-cash loss on the change in the valuation of the common stock warrants, the Company has a profit before taxes of $20,163. The Company hopes to continue this positive trend. If the Company is unable to obtain a full rate production release on the TS-4530A program within a reasonable period of time, earnings growth could be delayed.

For the nine months ended December 31, 2013, sales increased $5,401,327 (91.2%) to $11,323,585 as compared to $5,922,258 for the nine months ended December 31, 2012. This increase is mostly attributed the shipment of units and kits for the TS-4530A program against a partial release from the U.S. Army, resumption of shipments on the CRAFT program as well as an increase in revenues for the Company’s legacy products.  The Company had received $1.3 million in orders for its legacy products, of which a portion was shipped in the quarter ended December 31, 2013 with the balance to be shipped in the fourth quarter of  the current fiscal year. The Company has received final AIMS certification for this TS-4530A, but a full production release on this contract will not be provided until the remaining logistics documentation items (e.g., technical manual) are approved by the U.S. Army. The Company has completed the major portion of the documentation and is working closely with the U.S. Army to secure a full production release as it has shipped most of the units and kits required under the initial production release. It is critical that the Company receives this production release to continue the growth and profitability it is starting to achieve.  In the last few months the Company has received additional orders under this contract totaling approximately $4.1 million. The Company currently has $19.7 million of existing TS-4530A orders on this Indefinite-Delivery-Indefinite Quantity (“IDIQ”) contract program. The commencement of TS-4530A volume shipments will augment the Company’s liquidity position as the Company has a substantial amount of the material in house to commence production.

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

During the first nine months of fiscal year 2014, the Private Investor converted the outstanding principal of $600,000, penalty of $25,000 and accrued interest for the month of May 2013 in the amount of $12,400 for a total of $637,400 into 200,000 shares of the Company’s common stock at a price of $3.19 per share.

In June 2013 a related party received a note payable from the Company in exchange for $100,000, which the Company used for working capital needs. On July 24, 2013, the related party converted its note payable in the amount of $100,000 into 31,348 shares of the Company’s common stock at a price of $3.19 per share.

In consideration for the waiver for non-compliance of the financial covenants at March 31, 2013, on July 12, 2013, BCA received warrants to purchase 20,000 shares of the Company’s common stock. The common stock underlying the warrant is exercisable at a price of $3.33 per share and the warrants expire on September 10, 2019.

In consideration for the waiver for non-compliance of the financial covenants at June 30, 2013, on August 12, 2013, BCA received warrants to purchase 20,000 shares of the Company’s common stock. The common stock underlying the warrants is exercisable at a price of $3.69 per share and the warrants expire on September 10, 2019.

In consideration for the waiver for non-compliance of the financial covenants at September 30, 2013, on November 12, 2013, the Company incurred an incremental fee of $10,000.

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

In June 2013, the Company received a performance-based payment from the government in the amount of $858,050, which was used to pay old outstanding accounts payable of a significant vendor. The Company made solid progress during the first nine months of the current fiscal year in working down outstanding payables to its vendors. Based on existing and expected production releases, the Company believes that it will have adequate liquidity, and backlog to fund operating plans for at least the next twelve months.  Currently, the Company has no material future capital expenditure requirements.

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

At December 31, 2013, the Company’s backlog was approximately $36.0 million as compared to approximately $36.9 million at December 31, 2012.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations

Sales

For the three and nine months ended December 31, 2013, sales increased $1,739,039 (74.0%) and $5,401,327 (91.2%), respectively, to  $4,089,059 and $11,323,585 for the three and nine months ended December 31, 2013 as compared to $2,350,020 and $5,922,258 for the three and nine months ended December 31, 2012.

Avionics government sales increased $1,968,331 (107.6%) and $5,827,582 (137.9%), respectively, to  $3,797,272 and $10,054,033 for the three and nine months ended December 31, 2013 as compared to $1,828,941 and $4,226,451 for the three and nine months ended December 31, 2012. This increase is mostly attributed to the shipment of units and kits for the TS-4530A program against a partial release from the U.S. Army, resumption of shipments on the CRAFT program as well as an increase in revenues for the Company’s legacy products.

Commercial sales decreased $229,322 (44.0%) and $426,255 (25.1%), respectively, to $291,757 and $1,269,552 for the three and nine months ended December 31, 2013, as compared to $521,079 and $1,695,807 for the three and nine months ended December 31, 2012.   The decrease in sales is primarily attributed to parts availability issues and lower sales from the overhaul and repairs business. The economic conditions in the commercial market remain depressed.

Gross Margin

Gross margin increased $942,319 (207.8%) and $2,518,109 (188.0%), respectively to $1,395,687 and $3,857,594 for the three and nine months ended December 31, 2013, as compared to $453,368 and $1,339,485 for the three and nine months ended December 31, 2012. Gross profit was favorably impacted by the increase in sales volume as a result of the increase in shipments of units and kits for the TS-4530A program against a partial release from the U.S. Army, resumption of shipments on the CRAFT program as well as an increase in revenues for the Company’s legacy products. The gross margin percentage for the three months ended December 31, 2013 was 34.1%, as compared to 19.3% for the three months ended December 31, 2012.  The gross margin percentage for the nine months ended December 31, 2013 was 34.1%, as compared to 22.6%, for the nine months ended December 31, 2012.

Operating Expenses

Selling, general and administrative expenses increased $110,773 (18.9%) and $95,199, (4.9%), respectively, to $697,919 and $2,022,579 for the three and nine months ended December 31, 2013, as compared to $587,146 and $1,927,380 for the three and nine months ended December 31, 2012. For the three months ended December 31, 2013, the increase was primarily attributed to an increase in outside commission expenses associated with higher sales of the Company’s legacy products. For the nine months ended December 31, 2013, the increase was attributed to higher outside commission expenses, increased program management fees offset partially with lower personnel costs.

Engineering, research and development expenses decreased $31,578 (6.6%) and $230,033 (14.3%), respectively, to $449,477 and $1,378,426 for the three and nine months ended December 31, 2013 as compared to $481,055 and $1,608,459 for the three and nine months ended December 31, 2012, primarily as a result of a decrease in personnel costs as a result of the Company finalizing the engineering efforts on the CRAFT and TS-4530A programs.

Income (Loss) From Operations

As a result of the above, the Company recorded operating income of $248,291 and $456,589, respectively, for the three and nine months ended December 31, 2013, as compared to operating losses of $614,833 and $2,196,354, respectively, for the three and nine months ended December 31, 2012.

Other Income (Expense), Net

For the three months ended December 31, 2013, total other expense was $335,372 as compared to other expense of $234,132 for the three months ended December 31, 2012. This change is primarily due to the higher non-cash loss on the change in the valuation of common stock warrants as compared to the prior period last year offset partially by lower interest expense, amortization of debt discount and financing costs. For the three months ended December 31, 2013 the Company recorded a loss on the change in the valuation of common stock warrants in the amount of $229,726, primarily as a result of the higher stock price, as compared to a gain in the valuation of common stock warrants in the amount of $19,710 for the three months ended December 31, 2012, an unfavorable change of $249,436.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations (continued)

Other Income (Expense), Net (continued)

For the nine months ended December 31, 2013, total other expense was $708,295 as compared to other expense of $363,231 for the nine months ended December 31, 2012. This change is primarily due to the higher non-cash loss on the change in the valuation of common stock warrants as compared to the prior period last year offset partially by lower interest expense, amortization of debt discount and financing costs. For the nine months ended December 31, 2013 the Company recorded a non-cash loss on the change in the valuation of common stock warrants in the amount of $272,499, primarily as a result of the higher stock price, as compared to a gain in the valuation of common stock warrants in the amount of $268,767 for the nine months ended December 31, 2012, an unfavorable change of $541,266.

Income (Loss) before Income Taxes

As a result of the above, the Company recorded a loss before income taxes of $87,081 for the three months ended December 31, 2013, as compared to a loss before taxes of $848,965 for the three months ended December 31, 2012.  The Company also recorded a loss before income taxes of $252,336 for the nine months ended December 31, 2013, as compared to loss before income taxes of $2,559,585 for the nine months ended December 31, 2012.  The Company would have recorded a profit before taxes of $142,645 for the three months ended December 31, 2013, excluding the non-cash loss on the change in the valuation of common stock warrants in the amount of $229,726, and a profit before taxes of $20,163 for the nine months ended December 31, 2013, excluding the non-cash loss on the change in the valuation of common stock warrants in the amount of $272,499.

Income Taxes

For the nine months ended December 31, 2013, the Company recorded a provision for income taxes in the amount of $51,843 as compared to an income tax benefit of $915,903 for the nine months ended December 31, 2012.  These amounts represent the statutory federal and state tax rate on the Company’s income (loss) before taxes. For the nine months ended December 31, 2013, the Company recorded a provision for income taxes as the Company recorded a profit before taxes because the non-cash loss on the change in the valuation of common stock warrants is not deductible for tax purposes.

Net Income (Loss)

As a result of the above, the Company recorded a net loss of $145,933 for the three months ended December 31, 2013, as compared to a net loss of $545,177 for the three months ended December 31, 2012. The Company also recorded a net loss of $304,179 for the nine months ended December 31, 2013, as compared to a net loss of $1,643,682 for the nine months ended December 31, 2012.

Liquidity and Capital Resources

At December 31, 2013, the Company had net working capital of $1,821,929 as compared to $1,008,849 at March 31, 2013. This change is primarily the result of the conversion of short-term debt into equity and a reduction in accounts payable offset partially by a decline in inventories.

During the nine months ended December 31, 2013, the Company’s cash balance decreased by $93,950 to $216,347.  The Company’s principal sources and uses of funds were as follows:

Cash provided by (used in) operating activities. For the nine months ended December 31, 2013, the Company provided $274,476 in cash for operations as compared to using $1,671,121 in cash for operations for the nine months ended December 31, 2012.  This improvement is the result of the improvement in operating income, decrease in inventories and the increase in progress billings partially offset by the decrease in accounts payable and accounts receivable.

Cash used in investing activities.  For the nine months ended December 31, 2013, the Company used $11,595 of its cash for investing activities, as compared to $60,816 for the nine months ended December 31, 2012 as result of lower purchases of equipment.

Cash (used in) provided by financing activities. For the nine months ended December 31, 2013, the Company used $356,831 in financing activities as compared to providing $1,417,536 for the nine months ended December 31, 2012.  For the nine months ended December 31, 2012, the Company received net proceeds from the sale of common stock and proceeds from the issuance of long-term debt in the amount of $1,488,662 as compared to $100,000 for the nine months ended December 31, 2013. Additionally, the Company repaid debt and capital lease obligations of $470,201 for the nine months ended December 31, 2013 as compared to $175,556 for the nine months ended December 31, 2012.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)

During the first nine months of the current fiscal year, the Private Investor converted the outstanding principal of $600,000, penalty of $25,000 and accrued interest for the month of May 2013 in the amount of $12,400 for a total of $637,400 into 200,000 shares of common stock at a price of $3.19 per share.

In June 2013, a related party received a note payable from the Company in exchange for $100,000, which the Company used for working capital needs. On July 24, 2013, the related party converted its note payable in the amount of $100,000 into 31,348 shares of the Company’s common stock at a price of $3.19 per share.

In consideration for the waiver for non-compliance of the financial covenants at March 31, 2013, on July 12, 2013, BCA received warrants to purchase 20,000 shares of the Company’s common stock. The common stock underlying the warrant is exercisable at a price of $3.33 per share and the warrants expire on September 10, 2019.

In consideration for the waiver for non-compliance of the financial covenants at June 30, 2013, on August 12, 2013, BCA received warrants to purchase 20,000 shares of the Company’s common stock. The common stock underlying the warrants is exercisable at a price of $3.69 per share and the warrants expire on September 10, 2019.

In consideration for the waiver for non-compliance of the financial covenants at September 30, 2013, on November 12, 2013, the Company incurred an incremental fee of $10,000.

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

In June 2013, the Company received a performance-based payment from the government in the amount of $858,050, which was used to pay old outstanding accounts payable of a significant vendor. The Company made solid progress during the first nine months of the current fiscal year in working down outstanding payables to its vendors.

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

There was no significant impact on the Company’s operations as a result of inflation for the nine months ended December 31, 2013.  These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2013, filed with the SEC on July 16, 2013.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Off-Balance Sheet Arrangements

As of December 31, 2013, the Company had no off-balance sheet arrangements.

Critical Accounting Policies

Our critical accounting policies are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended March 31, 2013, as filed with the SEC on July 16, 2013. There have been no changes in our critical accounting policies. Our significant accounting policies are described in our notes to the 2013 consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2013, as filed with the SEC on July 16, 2013.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company’s equity securities during the quarter ended December 31, 2013, other than those previously reported in a Current Report on Form 8-K.

Item 3.  Defaults Upon Senior Securities.

There has been no default in the payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

There is no other information required to be disclosed under this item which was not previously disclosed.

Item 6.  Exhibits.

Exhibit No.	Description

31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of 2002*

31.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of 2002*

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document*

101.SCH	Taxonomy Extension Schema Document*

101.CAL	Taxonomy Extension Calculation Linkbase Document*

101.DEF	Taxonomy Extension Definition Linkbase Document*

101.LAB	Taxonomy Extension Label Linkbase Document*

101.PRE	Taxonomy Extension Presentation Linkbase Document*

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEL-INSTRUMENT ELECTRONICS CORP.

Date: February 14, 2014	By:	/s/ Jeffrey C. O’Hara
Name: Jeffrey C. O’Hara
Title: Chief Executive Officer Principal Executive Officer

Date: February 14, 2014	By:	/s/ Joseph P. Macaluso
Name: Joseph P. Macaluso
Title: Principal Financial Officer Principal Accounting Officer