Form 10-K
period 2014-03-31
TEL INSTRUMENT ELECTRONICS CORP
filed 2014-06-30
CIK 96885

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the fiscal year ended March 31, 2014

Commission File No. 001-31990

TEL-INSTRUMENT ELECTRONICS CORP
(Exact name of Registrant as specified in its charter)

New Jersey	22-1441806
(State of incorporation)	(IRS Employer Identification Number)

One Branca Road East Rutherford, New Jersey	07073
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:   (201) 933-1600

Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Name of Exchange on Which Registered
Common Stock $.10 par value	NYSE - MKT

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

Large accelerated filer ☐    Accelerated filer ☐      Non-accelerated filer ☐       Smaller reporting company ☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Act).  Yes ☐ No ☒

The aggregate market value of the voting Common Stock (par value $.10 per share) held by non-affiliates on September 30, 2013 (the last business day of our most recently completed second fiscal quarter) was $6,779,532 using the closing price on September 30, 2013.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 3,251,387 shares of Common Stock were outstanding as of June 18, 2014.

TEL-INSTRUMENT ELECTRONICS CORP

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Included in this Annual Report on Form 10-K are “forward-looking” statements, as well as historical information. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that the expectations reflected in these forward-looking statements will prove to be correct. Our actual results could differ materially from those anticipated in forward-looking statements as a result of certain factors, including matters described in the section titled “Risk Factors.” Forward-looking statements include those that use forward-looking terminology, such as the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “project,” “plan,” “will,” “shall,” “should,” and similar expressions, including when used in the negative. Although we believe that the expectations reflected in these forward-looking statements are reasonable and achievable, these statements involve risks and uncertainties and we cannot assure you that actual results will be consistent with these forward-looking statements. Important factors that could cause our actual results, performance or achievements to differ from these forward-looking statements include the following:

•       the availability and adequacy of our cash flow to meet our requirements;

•       economic, competitive, demographic, business and other conditions in our local and regional markets;

•       changes in our business and growth strategy;

•       changes or developments in laws, regulations or taxes in the electronics/aerospace industry;

•       actions taken or not taken by third-parties, including our vendors, customers and competitors;

•       the availability of additional capital; and

•       other factors discussed elsewhere in this Annual Report.

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

Tel’s instruments are used to test navigation and communications equipment installed in aircraft, both on the flight line (“ramp testers”) and in the maintenance shop (“bench testers”), and range in list price from $7,500 to $80,750 per unit.  Tel continues to develop new products in anticipation of customers’ needs, and to maintain its strong market position.  Its development of multifunction testers has made it easier for customers to perform ramp tests with less operator training, a fewer number of test sets, and lower product support costs.

The Company has become a major manufacturer and supplier of IFF (Identification Friend or Foe) flight line test equipment. The Company has been awarded two major contracts from both the U.S. Navy and the U.S. Army for IFF flight line test equipment (see below). The products under these contracts represent cutting edge technology and, together with derivative products, should provide Tel with a competitive advantage for years to come. Revenues from these programs will be the foundation for our growth for the next few years.

Tel believes it has built a solid infrastructure to support a rapidly growing business, and the outlook for the Company is positive with significant revenue expected over the next few years as a result of these new programs and other new products.

We continue to evaluate other attractive potential market opportunities although our current capital structure limits our flexibility at this time.

CRAFT “Communications/Navigation (COMM/NAV) Radio Frequency (RF) Avionics Flight line Tester”) (AN/USM-708 and AN/USM-719) with the U.S. Navy

The AN/USM-708, the basic CRAFT test set, is a key product for the Company as it represents a new generation technology product. The AN/USM-708 and AN/USM-719 (IFF only) contract was competitively awarded to the Company by the United States Navy. The AN/USM-708 CRAFT unit combines advanced IFF (including Mode 5 encryption technology) navigation, communication, and sonobuoy test capabilities in a portable test set, which will utilize a flexible and expandable digital-signal-processing-based architecture. Both the AN/USM-708 and the AN/USM-719 have been certified by the AIMS Program Office. This represents the culmination of a multi-year, multi-million dollar investment by the Company in Mode 5 technology and will provide a significant competitive advantage in the years to come as the U.S. and our NATO allies migrate to this leading edge IFF technology.

The contract for the AN/USM-708 and AN/USM-719 was a significant milestone for the Company because the development of this proprietary technology, which has been funded by the Company, establishes Tel’s position as a leader in the industry, and will meet the U.S. Navy’s test requirements for years to come. The Company believes that, given the unique nature of this design, this product will generate sales to other military customers.  The AN/USM-708 contract also includes options for units testing encrypted communications and advanced data link functions, which, if exercised, would represent a major expansion in the Company’s core business. The Company believes that the core technology in the AN/USM-708 can be the foundation for additional military and commercial products

The initial contract was for 1,200 test sets with a contract value of approximately $31 million.  The Company has received orders for all 1,200 test sets, and also included approximately $4.7 million for testing, documentation and qualification units.  In October 2013, the Company received an additional award for CRAFT products with a maximum value of $9.5 million. This new contract is in support of the U.S. Navy, U.S. Marine Corps, U.S. Army and various Foreign Military Sales customers under the Foreign Military Sales program. The Company has received orders totaling approximately $4.1 million under this new contract. This brings the total contract value to over $40 million with total orders received exceeding $35 million. The Company received the production release during 2012 and commenced production. Most of the CRAFT 719 and 708 units were being held at the Company in a “ship-in-place” arrangement pending receipt of the required frequency allocation from the FAA. The Company has delivered a majority of these “ship-in-place” units. As of March 31, 2014, the Company had open orders for AN/USM-708 and AN/USM-719 for 394 test sets, totaling approximately $10 million.

Item 1.         Business (continued)

General (continued)

CRAFT “Communications/Navigation (COMM/NAV) Radio Frequency (RF) Avionics Flight line Tester”) (AN/USM-708 and AN/USM-719) with the U.S. Navy (continued)

The Company has resolved its prior quality issues, which included the final AIMS approved software configuration, including several product enhancements. The Company has been in full rate production during fiscal year 2014.   The number of units shipped has been a combination of new units, upgraded ship-in-place units (already paid for by the government) and units returned for repairs from the field.

The issues identified with the CRAFT units required that all CRAFT AN/USM - 708 and CRAFT AN/USM - 719 units be updated with revised software and hardware modifications and that TIC revalidates all of the 460 ship-in-place units at TIC before they are shipped to the customer. (These ship-in-place units had been built and paid for by the U.S. Navy but could not be shipped to the field due to regulatory restrictions)  TIC and the U.S. Navy have finalized the upgraded test procedure for these units. The test procedure needed to be upgraded to reflect the extensive changes to the units over the last few years. The U.S. Navy has also verified and approved these new test procedures and reviewed TIC’s quality assurance procedures. As of March 31, 2014, a total of 119 ship-in-place units out of the total of 460 remain to be upgraded.

The Company also received and shipped in fiscal year 2014 a $755,580 order from Lockheed Martin for 21 AN/USM-708 (“CRAFT”) test sets to be used on the Joint Strike Fighter program.

TS-4530 IFF test set with the U.S. Army Aviation and Missile Command

In February 2009, the Company was awarded a firm fixed price indefinite-delivery/indefinite-quantity (IDIQ) contract by the U.S. Army Aviation and Missile Command with a maximum dollar value of approximately $44 million, depending on the number of units purchased (see Item 3, Pending Legal Proceedings). The Company’s win of the critical TS-4530A Mode 5 U.S. Army program represented another major event for our future. This award, in conjunction with our U.S. Navy CRAFT Mode 5 program, provides Tel with undisputed market leadership in the Mode 5 Identification Friend or Foe (“IFF”) business and should provide a constant revenue stream for at least the next few years. This program takes full advantage of the significant investment that the Company has made in its proprietary Mode 5 technology.

The program is for Mode 5 conversion kits and new IFF test sets, which incorporate the Company’s proprietary electronics and IFF technology in addition to Mode S Enhanced Surveillance (”EHS”) and Automatic Dependent Surveillance - Broadcast (“ADS-B”) test functionality. The U.S. Army completed its production assurance review, and the Company has successfully completed testing conducted by the Department of Defense (“DOD”) AIMS Program Office to approve its TS-4530A Flight Line Test Set authorizing its use for Mark XIIA IFF (“Identification Friend or Foe”), Mode S (ELS/EHS/ADS-B) and TCAS systems. The TS-4530A program is a critical program which will help drive TIC’s revenue growth and profitability. (See Management’s Discussion and Analysis of Financial Condition and Results of Operations.)

The Company has received approximately $26.9 million in delivery orders on the TS-4530A program out of a maximum contract value of approximately $44 million. During fiscal year 2014 the Company received a limited rate production order in the amount of $3.3 million for 235 TS-4530A sets and 128 kits. These units have been completed and the majority of these units are being held at the Company in a “ship-in-place” arrangement pending receipt of instructions from the U.S. Army. As of March 31, 2014, the Company has open orders for 2,350 kits and 687 sets, totaling $19.5 million. The Company recently received a full production release for the kits, and will commence shipment of these kits in July 2014. We expect the full rate production release for the sets to occur within the next several months.

Item 1.          Business (continued)

General (continued)

ITATS (“Intermediate Level TACAN Test Set”) (AN/ARM-206) with the U.S. Navy

The AN/ARM-206 or ITATS is a bench test set combining advanced digital technology with state of the art automated testing capabilities. The ITATS product is a fully automated TACAN test set for use in U.S. Navy Intermediate Level repair locations. This product represents an important expansion to Tel’s current product line, and the automated testing capabilities will provide a significant labor savings benefit to our customers. This contract with the U.S. Navy has options for approximately 148 units with a total value of over $12 million. Tel has worked with an engineering sub-contractor and, as a result, this program has not required as much Tel engineering design effort as needed for the AN/USM-708. Given the unique nature of the design, this unit could also generate significant sales to other military customers, both domestically and overseas.

The ITATS development program is complete and the U.S. Navy issued a production release in February 2013 for 102 units at a contract value of $5.3 million. TIC has been having issues getting vendors on board with this program due to program and payment delays to vendors. As a result, the U.S. Navy issued a cure letter notice on June 6, 2013. The Company and the U. S. Navy worked together to secure a favorable outcome for both parties. As a result, the Company, with the help of the U.S. Navy, has resolved the open issues and shipment of the AN/ARM-206 will commence in July 2014

In January 2014, the Company received a $2.14 million contract modification on the ITATS program This contract modification entails the sale of certain Intellectual Property (“IP”) to the U.S. Navy plus the sale of ancillary test support equipment, and a modest increase in the recurring price to reflect several product enhancements. As part of this contract modification, the Company sold certain IP in the amount of $1,526,795 of which $1,200,000 of the IP sale proceeds was paid to the Company’s subcontractor on this program. As part of this of this agreement with the Company’s subcontractor, upon payment of the $1,200,000, the outstanding amount due to the subcontractor in the amount of $790,535 was discharged. The Company also received $117,095 for engineering enhancements for this program. The sale of the IP for the ITATS program should have no impact on sales of these units to the U.S. Navy or other customers.

Legacy Products

During fiscal 2014, the Company received and delivered the following significant orders:

•
U.S. Army for 50 T-47N Test Sets for a total of $858,900. This order is part of a five year IDIQ (indefinite delivery/indefinite quantity) contract for up to 235 T-47N Test Sets. After receipt of this order, a total of 75 T-47N Test Sets could be exercised under this IDIQ contract.

•	A $459,186 order from Poland, through its European distributor, for 29 T-47G Test Sets.

•	A $597,835 order from Saudi Arabia for T-47G Test Sets.

•	A $108,000 order from Continental Airlines for its TR-220 Commercial Test Set.

Historically, the Company receives regular smaller orders for both its commercial and government products, as these products are widely used in the Avionics Test Equipment market.

Item 1.          Business (continued)

General (continued)

Competition

The Company manufactures and sells commercial and military products as a single avionics business, and its designs and products cross both markets.

The general aviation market consists of some 1,000 avionics repair and maintenance service shops at private and commercial airports in the United States which purchase test equipment to assist in the repair of aircraft electronics. The commercial aviation market consists of approximately 80 domestic and foreign commercial airlines.

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

In recent years, the Company has won several large, competitively bid contracts from the military and has become the primary supplier for the U.S. Military, as well as the NATO countries, of flight line IFF test equipment. The CRAFT AN/USM-708 and TS-4530 programs, discussed previously, involve a new generation of technology, including the next generation of IFF testing, and is expected to enable the Company to continue to be a major supplier of avionics test equipment to the military for years to come. Tel believes its new technology will also allow it to increase sales to the commercial market in the future.

Marketing and Distribution

Domestic commercial sales are made throughout the U.S. to commercial airlines and general aviation businesses directly or through distributors. No direct commercial customer accounted for more than 10% of commercial sales in fiscal years 2014 and 2013.  Domestic distributors receive a 15%-20% discount for stocking, selling, and, in some cases, providing product calibration and repairs. Tel gives a 5% to 15% discount to non-stocking distributors, and to independent sales representatives, depending on their sales volume and promotional effort.  The loss of any one of these distributors would not have a material adverse effect on the Company or its operations. Commercial sales represented 11% and 26% of total avionics sales, respectively, for the fiscal years ended March 31, 2014 and 2013. The decrease in the percentage of commercial sales to overall sales decreased as a result of the significant increase in government sales for fiscal year 2014. Commercial sales actually declined 13% in fiscal year 2014 as compared to fiscal year 2013. No distributor represented more than 10% of commercial sales during fiscal years 2014 and  2013.

Marketing to the U.S. Government is made directly by employees of the Company or through independent sales representatives, who receive similar commissions to the commercial distributors. For the years ended March 31, 2014 and 2013, sales to the U.S. Government, including shipments through the government’s logistics centers, represented approximately 64% and 65%, respectively, of avionics sales. No other government customer represented over 10% of government sales for fiscal years 2014 and 2013.

International sales are made throughout the world to government and commercial customers, directly through American export agents, or through the Company’s overseas distributors at a discount reflecting a 20% to 22% selling commission, under written or oral, year-to-year arrangements. The Company has an exclusive distribution agreement with Muirhead Avionics and Accessories, Ltd (“Muirhead”), based in the United Kingdom, to represent the Company in parts of Europe, and with Milspec Services in Australia and New Zealand.  Tel also sells its products through exclusive distributors in Spain, Portugal, and the Far East and is exploring distribution in other areas.  For the years ended March 31, 2014 and 2013, total international avionics sales were 16% and 12%, respectively, of avionics sales. Additionally, the Company has an agreement with M.P.G. Instruments s.r.l., based in Italy, wherein this distributor has the exclusive sales rights for DME/P ramp and bench test units. The Company continues to explore additional marketing opportunities in other parts of the world, including the Far East. No international distributor accounted for more than 10% of total avionics sales for the fiscal years ended March 31, 2014 and 2013. The Company has no material assets overseas.

Item 1.          Business (continued)

General (continued)

Marketing and Distribution (continued)

Tel also provides customers with calibration and repair services. Repairs and calibrations accounted for 5% and 15% of avionic sales for the years ended March 31, 2014 and 2013, respectively. Sales from repair and calibration services declined approximately 30% in fiscal year 2014 as compared to fiscal year 2013.

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

Backlog

Set forth below is Tel’s avionics backlog at March 31, 2014 and 2013.

	Commercial	Government	Total

March 31, 2014	$529,779	$37,061,555	$37,591,334
March 31, 2013	$388,941	$35,974,074	$36,363,015

Tel believes that most of its backlog at March 31, 2014 will be delivered during the next three fiscal years. The backlog is pursuant to purchase orders, and all of the government contracts are fully funded.  However, government contracts are always susceptible to termination for convenience by the government. Historically, the Company obtains orders which are required to be filled in less than 12 months, and therefore, these anticipated orders are not reflected in the backlog.

Suppliers

Tel obtains its purchased parts from a number of suppliers.  These materials are standard in the industry, and the Company foresees no difficulty in obtaining purchased parts, as needed, at acceptable prices.

Patents and Environmental Laws

Tel has no patents or licenses which are material to its business, and there are no material costs incurred to comply with environmental laws.

Engineering, Research, and Development

In the fiscal years ended March 31, 2014 and 2013, Tel spent $1,853,338 and $2,149,591, respectively, on the engineering, research, and development of new and improved products.  None of these amounts were sponsored by customers. Engineering, research, and development expenditures in fiscal year 2014 were made primarily for the   T-4530A program, AN/USM-206, continuing engineering for the CRAFT program, and the incorporation of other product enhancements in existing designs. The Company owns all of these designs with the exception of the AN/ARM-206 design.

Tel's management believes that continued significant expenditures for engineering, research, and development are necessary to enable Tel to expand its products, sales, and profits, and to remain competitive.

Personnel

At June 18, 2014, Tel had thirty-nine full-time employees in manufacturing, materials management, and quality assurance, eleven in administration and sales, including customer services and product support, and nine in engineering, research and development, none of whom belongs to a union. From time to time, the Company also employs independent contractors to support its manufacturing, engineering, and sales organizations. At June 18, 2014, the Company utilized three independent contractors in manufacturing for assembly and test, one in sales and program management, and one in engineering. Tel has been successful in attracting skilled and experienced management, sales and engineering personnel.

Item 1.          Business (continued)

Where You Can Find More Information

The public may read and copy any materials the Company files with the U.S. Securities and Exchange Commission (the “SEC”) at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0030.  The SEC maintains an Internet website (sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

Item 1A.      Risk Factors

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 1B.       Unresolved Staff Comments

Not Applicable.

Item 2.          Properties

The Company leases its only facility in East Rutherford, NJ (approximately 27,000 square feet) under an operating lease agreement which expires July 31, 2016. The lease is for a five year period, beginning August 1, 2011, with a five year option in a one-story facility that will allow for a rapid ramp-up in production volume to support the Company’s customer delivery commitments (see Note 12 of the Notes to the Consolidated Financial Statements). Under terms of the lease, the Company is also responsible for its proportionate share of the additional rent to include all real estate taxes, insurance, snow removal, landscaping and other building charges. The Company is also responsible for the utility costs for the premises.  Tel is unaware of any environmental problems in connection with its location and because of the nature of its manufacturing activities, does not anticipate such problems.

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

In December 2009, the Kansas District Court dismissed on jurisdiction grounds the Aeroflex Action. Aeroflex appealed this decision. In May 2012, the Kansas Supreme Court reversed the decision and remanded the Aeroflex Action to the District Court for further proceedings. Discovery is ongoing. The case is set for trial on May 19, 2015. Tel is optimistic as to the outcome of this litigation. However, the outcome of any litigation is unpredictable and an adverse decision in this matter could have a material adverse effect on our financial condition, results of operations or liquidity.

Item 3.          Legal Proceedings (continued)

On October 9, 2013, the SEC notified the Company that it may be in violation of Section 16(a) for failure to accurately and timely file beneficial ownership reports (the “Filings”) for certain officers and directors.  The Company accepted responsibility for filing all such reports on behalf of each officer and director.

The Company apparently made certain coding errors with respect to certain of the Filings, in addition to, not filing within two business days of a reportable transaction as reported by an officer or director. Based on the above, the SEC notified the Company that it may be in violation of Section 16(a). Currently, all transactions by the Holders have been disclosed with the SEC and the Company believes that the transactions which required timely Section 16(a) reports did not involve a material amount of equity securities.  Additionally, no sales were made by any officer of director and the violation is related to disclosure only.

The Company has made an Offer to Settle to the Commission and is finalizing such Offer. The Company has also revised its procedures for Section 16(a) reports to ensure complete compliance.

Other than the matters outlined above, we are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of executive officers of our Company, threatened against or affecting our Company, or our common stock in which an adverse decision could have a material effect.

Item 4.           Mine Safety Disclosures

Not applicable.

PART II

Item 5.          Market for Registrant's Common Equity,  Related Stockholder Matters and Issuer Purchases of Equity Securities

       a) Market Information

The Common Stock, $0.10 par value, of the Registrant (“Common Stock”) is traded on the NYSE - MKT and its symbol is TIK.  The following table sets forth the high and low per share sale prices for our common stock for the periods indicated as reported for fiscal years 2014 and 2013 by the NYSE - MKT:

Fiscal Year
Ended March 31,
2014	High	Low
First Quarter	$3.50	$3.18
Second Quarter	4.18	3.21
Third Quarter	5.92	3.80
Fourth Quarter	6.48	4.18
2013
First Quarter	$6.35	$3.40
Second Quarter	4.27	3.25
Third Quarter	3.95	3.42
Fourth Quarter	3.87	3.22

b) Holders

The Company has 209 holders of its Common Stock as of March 31, 2014. This figure does not take into account those shareholders whose certificates are held in the name of broker-dealers or other nominees.

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

d) Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of March 31, 2014 regarding compensation plans under which equity securities of the Company are authorized for issuance.

Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of options remaining available for future issuance under Equity Compensation Plans
Equity Compensation Plans approved by shareholders	88,000	$6.12	237,278
Equity Compensation Plans not approved by shareholders	--	--	--
Total	88,000	$6.12	237,278

See “Equity Compensation Plan Information” under Item 12 below.

Item 5.         Market for Registrant's Common Stock and Related Stockholder Matters (continued)

d) Securities Authorized for Issuance under Equity Compensation Plans (continued)

During fiscal year 2014, the Company issued 8,300 shares of common stock upon exercise of stock options granted pursuant to its 2006 Employee Stock Option Plan for an aggregate $33,020, which was added to working capital.  All of the shares were issued pursuant to our S-8 Registration Statement filed on August 18, 2005 or pursuant to the exemption provided by Section 4 of the Securities Act of 1933. See Note 16 of the Notes to the Consolidated Financial Statements and Item 11, Executive Compensation, for information on the Company’s Employee Stock Option Plan of 2006.

In conjunction with the loan from BCA (see Note 10 of the Notes to the Consolidated Financial Statements), the Company issued BCA a nine-year warrant exercisable for 136,920 shares, based upon 4.5% of the fully–diluted outstanding shares of the Company’s common stock at $6.70 per share, the average closing price over the three days preceding the closing of the loan on the NYSE – MKT. In the event of specific major corporate events or the maturity of the five-year loan, BCA can require the Company to purchase the warrant shares at the higher of the then Exchange market price less, in the case of the warrant, the exercise price, or five times operating income per share.

The Company also issued to a third party warrants exercisable for 10,416 shares at $6.70 per share for five years in conjunction with the BCA loan as an additional finder’s fee.

In consideration for the waiver for non-compliance of the financial covenants and for the deferral of certain principal payments, BCA received warrants to purchase a total of 100,000 shares of the Company’s common stock at prices ranging from $3.33 to $3.69 during fiscal years 2014 and 2013 (see Note 10 of the Notes to the Consolidated Financial Statements).

In conjunction with a loan from a private investor (see Note 10 of the Notes to the Consolidated Financial Statements, the Company issued a warrant exercisable for 50,000 shares of the Company’s common stock at $3.35 per share, expiring September 10, 2019.

The warrants and the shares issuable upon exercise of each warrant are restricted against transfer in violation of the securities laws.

Rule 10B-18 Transactions

During the year ended March 31, 2014, there were no repurchases of the Company’s common stock by the Company.

Recent Sales of Unregistered Securities

Effective May 31, 2013, a Private Investor converted its total outstanding principal of $600,000, penalty of $25,000 and accrued interest for the month of May in the amount of $12,400 for a total of $637,400 for 200,000 shares of common stock at a price of $3.187 per share.

In June 2013, a related party received a note payable from the Company in exchange for $100,000 which the Company used for working capital needs. On July 24, 2013, the related party converted its note payable in the amount of $100,000 into 31,348 shares of the Company’s common stock at a price of $3.187 per share. The price was approved by the board of directors (the “Board”) of the Company and was the same price as the 200,000 shares issued to the Private Investor upon the conversion of debt on May 31, 2013.

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

Overview

For the year ended March 31, 2014, total sales increased $8,001,033 (102.2%) to $15,828,291 as compared to $7,827,258 for the year ended March 31, 2013. This increase is mostly attributed to the shipment of units and kits for the TS-4530A program against a partial release from the U.S. Army, an increase in revenues for the Company’s legacy products, as well as increase in revenues on the CRAFT program.

The Company recently received a full production release for the kits, and will commence shipment of these kits in July 2014. We expect the full rate production release for the sets to occur within the next several months. The Company continues to ship the AN/USM-708 CRAFT test sets.   During the last quarter of fiscal year 2014 the Company has received additional orders under this contract totaling approximately $3.9 million. The Company currently has $19.7 million of existing TS-4530A orders on this Indefinite-Delivery-Indefinite Quantity (“IDIQ”) contract program. The commencement of TS-4530A volume shipments will augment the Company’s liquidity position as the Company has a substantial amount of the material in-house to commence production.

For the year ended March 31, 2014, the Company recorded operating income of $1,363,902 as compared to an operating loss of $3,753,006 for the year ended March 31, 2013. This increase is due to the increase in avionics sales as discussed above as well as the reversal of a liability in the amount of $790,535, which was discharged by the vendor. The Company hopes to continue this positive trend. If the Company is unable to obtain a full rate production release of the sets on the TS-4530A program within a reasonable period of time, earnings growth could be delayed.

In October 2013, the Company received an additional contract for the CRAFT program with a maximum value of $9.5 million. The order is a not-to-exceed $9.5 million fixed-price, indefinite-delivery/indefinite-quantity (“IDIQ”) contract for the manufacture and delivery of communications/navigation radio frequency avionics flight line tester CRAFT AN/USM-708 and/or AN/USM-719. This contract is in support of the U.S. Navy, U.S. Marine Corps, U.S. Army and various Foreign Military Sales customers under the Foreign Military Sales program. This follow-on contract further strengthens our position in the industry as the predominant supplier of Mode 5 test equipment. The CRAFT unit has been well received by the end users and we look forward to working with the U.S. Navy on this program, and believe it will be the Mode 5 test set of choice for a number of years. The Company has received three delivery orders against this new contract for the additional test sets at a total value of $4.1 million. The Company currently has approximately $10.0 million of existing orders on the CRAFT program, and an option to purchase up to $5.4 million of additional units.

Item 7.         Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview (continued)

The Company has also started production on the ITATS program, and expects shipments to commence in July 2014. The Company has $5.6 million in open orders for this program.

In June 2013 a related party received a note payable from the Company in exchange for $100,000, which the Company used for working capital needs. On July 24, 2013, the related party converted its note payable in the amount of $100,000 into 31,348 shares of the Company’s common stock at a price of $3.187 per share.

During fiscal year 2014, the Company has not been in compliance with its financial covenants. In consideration for the waivers for non-compliance of the financial covenants, BCA received warrants and fees (see Note 10 to Notes to the Consolidated Financial Statements).

As a result of the substantial operating losses incurred in fiscal year 2013, the Company is not currently in compliance with the NYSE-MKT’s (the “Exchange”) continued listing standards. Based on the information provided by the Company on February 20, 2014, the Exchange has determined, based on the information provided and the improved results that the Company had made a reasonable demonstration of its ability to regain compliance and granted the Company an extension until July 10, 2014. As such, the Company listing is being continued pursuant to an extension and will continue to be monitored against this plan.

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

In June 2013, the Company received a performance-based payment from the government in the amount of $858,050, which was used to pay old outstanding accounts payable of a significant vendor. The Company made solid progress during fiscal year 2014 in working down outstanding payables to its vendors. Based on existing and expected production releases, the Company believes that it will have adequate liquidity and backlog to fund operating plans for at least the next twelve months.  Currently, the Company has no material future capital expenditure requirements.

The Company recently received a full production release for the kits and will commence shipment of these kits in July 2014. We expect the full rate production release for the sets to occur within the next several months.

Based on existing and expected production releases, the Company believes that it will have adequate liquidity, and backlog to fund operating plans for at least the next twelve months.  Currently, the Company has no material future capital expenditure requirements. However, there can be no assurances that the Company will achieve profitability or will not require additional financing.

At March 31, 2014, the Company’s backlog was approximately $37.6 million as compared to approximately $36.4 million at March 31, 2013.

Results of Operations 2014 Compared to 2013

Sales

For the fiscal year ended March 31, 2014, total sales increased $8,001,033 (102.2%) to $15,828,291 as compared to $7,827,258 for the same period in the prior year. Total Avionics sales increased $7,674,238 (98.0% to $15,501,496 for the year ended March 31, 2014 as compared to $7,827,258 for the fiscal year ended March 31, 2013. Avionics government sales increased $7,947,029 (137.5%) to $13,726,976 for the year ended March 31, 2014 as compared to $5,779,947 for the year ended March 31, 2013. This increase is mostly attributed to the shipment of units and kits for the TS-4530A program against a partial release from the U.S. Army, an increase in revenues for the Company’s legacy products as well as increase in revenues on the CRAFT program.  Commercial sales decreased $272,791 (13.3%) to $1,774,520 for the year ended March 31, 2014 as compared to $2,047,311 for the same period in the prior fiscal year.  The decrease in sales is primarily attributed to lower sales from the overhaul and repairs business. The economic conditions in the commercial market remain depressed.

Item 7.         Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations 2014 Compared to 2013

Gross Margin

Gross margin increased $5,402,665 (562.1%) to $6,363,887 for the fiscal year ended March 31, 2014 as compared to $961,222 for the prior fiscal year.  Gross profit was favorably impacted by the increase in sales volume as a result of the increase in shipments of units and kits for the TS-4530A program against a partial release from the U.S. Army, an increase in revenues for the Company’s legacy products as well as an increase in revenues on the CRAFT program. The gross margin percentage for the fiscal year ended March 31, 2014 was 40.2% as compared to 12.3% for the fiscal year ended March 31, 2013.  Gross profit was favorably impacted by the increase in sales volume as a result of the increase in shipments of units and kits for the TS-4530A program against a partial release from the U.S. Army, an increase in revenues for the Company’s legacy products as well as an increase in revenues on the CRAFT program. The gross profit percentage was also favorably impacted by the reversal of a liability in the amount of $790,535, which was discharged by the vendor.

Operating Expenses

Selling, general and administrative expenses increased $582,010 (22.7%) to $3,146,647 for the fiscal year ended March 31, 2014, as compared to $2,564,637 for the fiscal year ended March 31, 2013. This increase was attributed to higher outside commission expenses, higher legal costs associated with the Aeroflex litigation, an increase in accrued profit sharing expense, and increased program management fees offset partially with lower personnel costs.

Engineering, research and development expenses decreased $296,253 (13.8%) to $1,853,338 for fiscal year 2014 as compared to $2,149,591 for the prior fiscal year, primarily as a result of a decrease in personnel costs as a result of the Company finalizing the engineering efforts on the CRAFT and TS-4530A programs.

Income (Loss) From Operations

As a result of the above, the Company recorded income from operations in the amount of $1,363,902 for the fiscal year ended March 31, 2014 as compared to a loss from operations of $3,753,006 for the year ended March 31, 2013.

Other Expense

Other expense increased to $659,529 for the year ended March 31, 2014 as compared to $563,145 for the year ended March 31, 2013. This change is primarily due to the higher non-cash loss on the change in the valuation of common stock warrants as compared to the prior period last year offset partially by lower interest expense, amortization of debt discount and financing costs. For year ended March 31, 2014, the Company recorded a non-cash loss on the change in the valuation of common stock warrants in the amount of $114,869, primarily as a result of the higher stock price, as compared to a gain in the valuation of common stock warrants in the amount of $294,785 for the year ended March 31, 2013, an unfavorable change of $409,654.

Income (Loss) before Income Taxes

As a result of the above, the Company recorded income before taxes of $704,373 for the year ended March 31, 2014 as compared to a loss before taxes of $4,316,151 for the fiscal year ended March 31, 2013.

Item 7.         Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations 2014 Compared to 2013 (continued)

Income Taxes

For the year ended March 31, 2014, the Company recorded a provision for income taxes in the amount of $442,845 as compared to an income tax benefit of $1,543,580 for the year ended March 31, 2013.  These amounts represent the statutory federal and state tax rate on the Company’s income (loss) before taxes. For the year ended March 31, 2014, the Company recorded a provision for income taxes as the Company recorded a profit before taxes for the current fiscal year.

Net Income (Loss)

As a result of the above, the Company recorded net income in the amount of $261,528 for the year ended March 31, 2014 as compared to a net loss of $2,772,571 for the fiscal year ended March 31, 2013.

Liquidity and Capital Resources

At March 31, 2014, the Company had working capital of $2,452,798 as compared to $1,008,849 at March 31, 2013.

During the year ended March 31, 2014, the Company had a net decrease in cash of $78,179. The Company’s principal sources and uses of funds were as follows:

Cash provided by (used in) operating activities.  For the year ended March 31, 2014, the Company generated $432,639 in cash from operations as compared to using $1,296,368 in cash for operations for the year ended March 31, 2013.  This improvement is the result of the improvement in operating income, decrease in inventories and the increase in progress billings partially offset by the decrease in accounts payable and accounts receivable.

Cash used in investing activities. Net cash used in investing activities was $65,851 for the fiscal year ended March 31, 2014 as compared to $109,157 for the fiscal year ended March 31, 2013 as a result of lower purchases of equipment.

Cash provided by financing activities. For the year ended March 31, 2014, the Company used $444,967 in financing activities as compared to providing $1,302,627 for the year ended March 31, 2013.  During the previous fiscal year ended March 31, 2013, the Company received net proceeds from the sale of common stock and proceeds from the issuance of long-term debt in the amount of $1,488,661 as compared to $100,000 for the year ended March 31, 2014.  Additionally, the Company repaid debt and capital lease obligations of $577,987 for the year ended March 31, 2014 as compared to $324,124 for the year ended March 31, 2013.

At March 31, 2014 the Company’s backlog was approximately $37.6 million as compared to approximately $36.4 million at March 31, 2013. Historically, the Company obtains a substantial volume of orders which are required to be filled in less than twelve months, and, therefore, these anticipated orders are not reflected in the backlog.

In September 2010, the Company, pursuant to an agreement with BCA Mezzanine Fund LP, borrowed $2.5 million for five years. See Note 10 to the Financial Statements.

During the year ended March 31, 2014, the Private Investor converted the outstanding principal of $600,000, penalty of $25,000 and accrued interest for the month of May 2013 in the amount of $12,400 for a total of $637,400 into 200,000 shares of common stock at a price of $3.187 per share.

In June 2013, a related party received a note payable from the Company in exchange for $100,000, which the Company used for working capital needs. On July 24, 2013, the related party converted its note payable in the amount of $100,000 into 31,348 shares of the Company’s common stock at a price of $3.187 per share.

Item 7.          Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)

During fiscal year 2014, the Company has not been in compliance with its financial covenants. In consideration for the waivers for non-compliance of the financial covenants, BCA received warrants and fees (see Note 10 to Notes to the Consolidated Financial Statements).

As a result of the substantial operating losses incurred in fiscal year 2013, the Company is not currently in compliance with the NYSE-MKT’s (the “Exchange”) continued listing standards. Based on the information provided by the Company on February 20, 2014, the Exchange has determined, based on the information provided and the improved results that the Company had made a reasonable demonstration of its ability to regain compliance and granted the Company an extension until July 10, 2014. As such, the Company listing is being continued pursuant to an extension and will continue to be monitored against this plan.

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

The Company is optimistic that it will continue to demonstrate sufficient progress to maintain our NYSE-MKT listing.

In June 2013, the Company received a performance-based payment from the government in the amount of $858,050, which was used to pay old outstanding accounts payable of a significant vendor. The balance due to the government on the performance-based payment at March 31, 2014 was $775,475.  The Company has also made solid progress during the fiscal year 2014 in working down outstanding payables to its vendors.

Based on existing and expected production releases, the Company believes that it will have adequate liquidity, and backlog to fund operating plans for at least the next twelve months.  Currently, the Company has no material future capital expenditure requirements.

The Company recently received a full production release for the kits and will commence shipment of these kits in July 2014. We expect the full rate production release for the sets to occur within the next several months.

Based on existing and expected production releases, the Company believes that it will have adequate liquidity, and backlog to fund operating plans for at least the next twelve months.  Currently, the Company has no material future capital expenditure requirements. However, there can be no assurances that the Company will achieve profitability or will not require additional financing.

There was no significant impact on the Company’s operations as a result of inflation for the year ended March 31, 2014.

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

Revenue recognition – revenues are recognized at the time of shipment to, or acceptance by customer, provided title and risk of loss are transferred to the customer.  Provisions, when appropriate, are made where the right to return exists.  In certain instances, the Company may offer the unit on trial basis. The Company does not recognize revenue until the unit has been accepted. The Company only offers product on a trial basis in rare instances, and, as such, no provision has been made at March 31, 2014 and 2013.

Revenues for repairs and calibrations of the Company’s products represent 5.2% and 14.9% of revenues for the years ended March 31, 2014 and 2013, respectively. These revenues are for units that are periodically returned for annual calibrations and/or for repairs after the warranty period has expired. Revenues on repairs and calibrations are recognized at time the repaired or calibrated unit is shipped as it is at this time that the work is completed. The Company’s terms are F.O.B. Plant, and as such, delivery has occurred, and revenue recognized, when picked up and acknowledged by a common carrier.

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

Warranty reserves – warranty reserves are based upon historical rates and specific items that are identifiable and can be estimated at time of sale.  While warranty costs have historically been within our expectations and the provisions established, future warranty costs could be in excess of our warranty reserves.  A significant increase in these costs could adversely affect operating results for the current period and any future periods these additional costs materialize.  Warranty reserves are adjusted from time to time when actual warranty claim experience differs from estimates. For the year ended March 31, 2014 warranty costs were $288,685 as compared to $203,783 for the year ended March 31, 2013.

Item 7.          Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Critical Accounting Policies (continued)

Accounts receivable – the Company performs ongoing credit evaluations of its customers and adjusts credit limits based on customer payment and current credit worthiness, as determined by review of their current credit information.  The Company continuously monitors credits and payments from its customers and maintains provision for estimated credit losses based on its historical experience and any specific customer issues that have been identified. For the year ended March 31, 2014 approximately 64% of the Company’s sales were to the U.S. Government. While such credit losses have historically been within our expectation and the provision established, the Company cannot guarantee that it will continue to receive positive results.

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

New Accounting Pronouncements

In May 2014, FASB issued ASU 2014-09, "Revenue from Contracts with Customers." This ASU is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. This ASU is effective for annual reporting periods beginning after December 15, 2016 and early adoption is not permitted. Accordingly, the Company will adopt this ASU on April 1, 2017. Companies may use either a full retrospective or modified retrospective approach to adopt this ASU and management is currently evaluating which transition approach to use. The Company is currently evaluating the impact of ASU 2014-09.

No other recently issued accounting pronouncements had or are expected to have a material impact on the Company’s consolidated financial statements.

Item 7A.       Quantitative and Qualitative Disclosures About Market Risk

      We do not hold any derivative instruments and do not engage in any hedging activities.

Item 8.          Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Tel-Instrument Electronics Corp
East Rutherford, New Jersey

We have audited the accompanying consolidated balance sheets of Tel-Instrument Electronics Corp and subsidiary (the “Company”) as of March 31, 2014 and 2013 and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended.  In connection with our audits of the financial statements, we have also audited the financial statement schedule listed in the accompanying index.  These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tel-Instrument Electronics Corp and subsidiary as of March 31, 2014 and 2013, and the results of its operations and its cash flows for the years then ended., in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ BDO USA, LLP

    Woodbridge, New Jersey

June 30, 2014

TEL-INSTRUMENT ELECTRONICS CORP
Consolidated Balance Sheets

ASSETS	March 31, 2014	March 31, 2013
Current assets:
Cash	$232,118	$310,297
Accounts receivable, net of allowance for doubtful accounts of $27,282 and $18,940, respectively	2,095,640	557,879
Inventories, net	4,025,391	6,241,181
Prepaid expenses and other current assets	263,592	115,852
Deferred financing costs	108,321	108,321
Deferred tax asset	1,089,538	1,238,421
Total current assets	7,814,600	8,571,951

Equipment and leasehold improvements, net	450,873	587,958
Deferred financing costs – long-term	48,142	156,463
Deferred tax asset – non-current	2,273,068	2,546,190
Other assets	47,670	56,872

Total assets	$10,634,353	$11,919,434

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$718,848	$1,229,643
Capital lease obligations – current portion	53,608	74,508
Accounts payable	2,289,858	4,272,431
Progress billings	775,475	-
Deferred revenues – current portion	37,452	18,460
Accrued expenses - vacation pay, payroll and payroll withholdings	444,238	442,522
Accrued expenses - related parties	123,036	100,536
Accrued expenses – other	919,287	1,425,002
Total current liabilities	5,361,802	7,563,102

Subordinated notes payable – related parties	250,000	250,000
Capital lease obligations – long-term	21,320	76,055
Long-term debt, net of debt discount	596,526	1,134,549
Warrant liability	354,309	198,330
Deferred revenues – long-term	133,650	1,045
Other long-term liabilities	56,100	-

Total liabilities	6,773,707	9,223,081

Commitments and contingencies

Stockholders’ equity
Common stock, 4,000,000 shares authorized, par value $.10 per share, 3,251,387 and 3,011,739 shares issued and outstanding, respectively	325,136	301,171
Additional paid-in capital	7,987,100	7,108,300
Accumulated deficit	(4,451,590)	(4,713,118)

Total stockholders’ equity	3,860,646	2,696,353

Total liabilities and stockholders’ equity	$10,634,353	$11,919,434

The accompanying notes are an integral part of the consolidated financial statements.

TEL-INSTRUMENT ELECTRONICS CORP
Consolidated Statements of Operations

	For the years ended March 31,
	2014	2013

Net sales	$15,828,291	$7,827,258

Cost of sales	9,464,404	6,866,036

Gross margin	6,363,887	961,222

Operating expenses:
Selling, general and administrative	3,146,647	2,564,637
Engineering, research and development	1,853,338	2,149,591

Total operating expenses	4,999,985	4,714,228

Income (loss) from operations	1,363,902	(3,753,006)

Other income (expense):
Amortization of debt discount	(104,644)	(129,763)
Amortization of deferred financing costs	(108,321)	(219,662)
Change in fair value of common stock warrants	(114,869)	294,785
Loss on extinguishment of debt	(26,600)	-
Interest income	226	434
Interest expense	(275,321)	(478,939)
Interest expense - related parties	(30,000)	(30,000)

Total other expense	(659,529)	(563,145)

Income (loss) before income taxes	704,373	(4,316,151)

Provision (benefit) for income taxes	442,845	(1,543,580)

Net income (loss)	$261,528	$(2,772,571)

Basic income (loss) per common share	$0.08	$(0.98)
Diluted income (loss) per common share	$0.10	$(0.98)

Weighted average number of shares outstanding
Basic	3,204,028	2,834,257
Diluted	3,228,894	2,834,257

The accompanying notes are an integral part of the consolidated financial statements.

TEL-INSTRUMENT ELECTRONICS CORP
Consolidated Statements of Changes in Stockholders’ Equity

	Common Stock		Additional
	# of Shares Issued	Amount	Paid-In Capital	Accumulated Deficit	Total

Balances at April 1, 2012	2,684,215	$268,421	$5,921,441	$(1,940,547)	$4,249,315

Stock-based compensation	-	-	81,517	-	81,517
Net loss	-	-	-	(2,772,571)	(2,772,571)
Issuance of new shares in connection with stock subscription agreements	288,424	28,840	971,162	-	1,000,002
Issuance of common stock in connection with the exercise of stock options	39,100	3,910	134,180	-	138,090

Balances at March 31, 2013	3,011,739	$301,171	$7,108,300	$(4,713,118)	$2,696,353

Stock-based compensation	-	-	84,742	-	84,742
Net income	-	-	-	261,528	261,528
Issuance of new shares in connection with conversion of debt into common stock	200,000	20,000	644,000	-	664,000
Issuance of new shares in connection with conversion of note payable into common stock	31,348	3,135	117,868	-	121,003
Issuance of common stock in connection with the exercise of stock options	8,300	830	32,190	-	33,020

Balances at March 31, 2014	3,251,387	$325,136	$7,987,100	$(4,451,590)	$3,860,646

The accompanying notes are an integral part of the consolidated financial statements.

TEL-INSTRUMENT ELECTRONICS CORP
Consolidated Statements of Cash Flows

	For the years ended March 31,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$261,528	$(2,772,571)
Adjustments to reconcile net (loss) income to net cash (Used in) provided by operating activities:
Deferred income taxes	423,345	(1,547,491)
Allowance for doubtful accounts	10,000	(16,530)
Depreciation and amortization	202,936	228,069
Amortization of debt discount	104,644	129,763
Amortization of deferred financing costs	108,321	219,662
Change in fair value of common stock warrant	114,869	(294,785)
Provision for inventory obsolescence	5,000	-
Loss on extinguishment of debt	26,600	-
Non-cash interest expense associated with conversion of note payable	21,003	-
Non-cash stock-based compensation	84,742	81,517
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(1,547,761)	1,153,287
Decrease in unbilled government receivables	-	1,780,381
Decrease (increase) in inventories	2,210,790	(1,217,206)
(Increase) decrease in prepaid expenses and other assets	(138,538)	104,403
(Decrease) increase in accounts payable	(1,982,573)	1,421,999
Increase (decrease) in deferred revenues	151,597	(19,899)
Increase in accrued payroll, vacation pay & withholdings	1,716	2,406
Decrease in accrued expenses – related party and other	(457,155)	(549,373)
Increase in progress billings	775,475	-
Increase in other long-term liabilties	56,100	-
Net cash provided by (used in) operating activities	432,639	(1,296,368)

Cash flows from investing activities:
Acquisition of equipment	(65,851)	(109,157)
Net cash used in investing activities	(65,851)	(109,157)

Cash flows from financing activities:
Proceeds from exercise of stock options	33,020	138,090
Proceeds from note payable – related party	100,000	1,000,002
Proceeds from issuance of debt	23,712	600,000
Expenses associated with long-term debt	-	(111,341)
Repayment of long-term debt	(526,064)	(260,430)
Repayment of capitalized lease obligations	(75,635)	(63,694)
Net cash provided by (used in) financing activities	(444,967)	1,302,627

Net decrease in cash	(78,179)	(102,898)
Cash, beginning of year	310,297	413,195
Cash, end of year	$232,118	$310,297

Supplemental cash flow information:
Taxes paid	$1,340	$-
Interest paid	$310,489	$368,188
Supplemental non-cash information:
Warrants issued in conjunction with long-term debt	$-	$66,193
Warrants issued to lender for waiver of debt covenants	$41,110	$71,632
Conversion of debt to equity	$700,000	$-
Conversion of accrued interest to equity	$37,400	$-

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

Revenues for repairs and calibrations of the Company’s products represented 5.2% and 14.9% of sales for the years ended March 31, 2014 and 2013, respectively. These revenues are for units that are periodically returned for annual calibrations and/or for repairs after the warranty period has expired. Revenues on repairs and calibrations are recognized at the time the repaired or calibrated unit is shipped, as it is at this time that the work is completed. The Company’s terms are F.O.B. Plant, and as such, delivery has occurred, and revenue recognized, when picked up and acknowledged by a common carrier.

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

With respect to warranty revenues, upon the completion of two years from the date of sale, considered to be the warranty period, the Company offers customers an optional warranty. Amounts received for warranties are recorded as deferred revenue and recognized over the respective terms of the agreements.

Fair Value of Financial Instruments:

The Company estimates that the fair value of all financial instruments at March 31, 2014 and March 31, 2013, as defined in Financial Accounting Standards Board (“FASB”) ASC 825 “Financial Instruments”, does not differ materially, except for the items discussed below, from the aggregate carrying values of its financial instruments recorded in the accompanying consolidated balance sheets. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value.

The carrying amounts reported in the consolidated balance sheets as of March 31, 2014 and March 31, 2013 for cash, accounts receivable and accounts payable approximate the fair value because of the immediate or short-term maturity of these financial instruments.  Each reporting period we evaluate market conditions including available interest rates, credit spreads relative to our credit rating and liquidity in estimating the fair value of our debt. After considering such market conditions, we estimate that the fair value of debt approximates its carrying value.

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

Accounts Receivable: The Company’s avionics customer base is primarily comprised of airlines, distributors, and the U.S. Government. As of March 31, 2014, the Company believes it has no significant risk related to its concentration within its accounts receivable.

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

Advertising Expenses:

Advertising expenses consist primarily of costs for direct advertising. The Company expenses all advertising costs as incurred, and classifies these costs under selling, general and administrative expenses.  Advertising costs amounted to $-0- and $200 for the years ended March 31, 2014 and 2013, respectively.

Deferred Revenues:

Amounts billed in advance of the period in which the service is rendered or product delivered are recorded as deferred revenue.  At March 31, 2014 and 2013, deferred revenues totaled $171,102 and $19,505, respectively. See above for additional information regarding our revenue recognition policies.

Progress Billings:

Progress billings are a form of government funding for fixed-price contracts that are provided in recognition of the need for working capital, for long lead items, and work in-process expenditures. These payments from the government are recorded as progress billings in the liability section of the balance sheet. These amounts are reduced as the end item product is shipped. At March 31, 2014 and 2013, progress billings totaled $775,475 and $-0-, respectively.

Net Income (Loss) per Common Share:

Basic net income (loss) per share attributable to common stockholders is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period.  Diluted income per share is computed by dividing diluted net income by the weighted-average number of common shares outstanding during the period, including common stock equivalents, such as stock options and warrants using the treasury stock method.  Diluted loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period, and excludes the anti-dilutive effects of common stock equivalents.

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

Interest and penalties related to income tax matters, if applicable, will be recognized as income tax expense. During the years ended March 31, 2014 and 2013 the Company did not incur any expense related to interest or penalties for income tax matters, and no such amounts were accrued as of March 31, 2014 and 2013.

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

Additional information and disclosure are provided in Note 16.

Long-Lived Assets:

The Company assesses the recoverability of the carrying value of its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future, undiscounted cash flows expected to be generated by an asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. No impairment losses have been recognized for the years ended March 31, 2014 and 2013, respectively.

TEL-INSTRUMENT ELECTRONICS CORP

Notes To Consolidated Financial Statements (Continued)

2.                   Summary of Significant Accounting Policies (continued)

Use of Estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires that management make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.  The most significant estimates include income taxes, percentage-of-completion sales recognition, warranty claims, inventory and accounts receivable valuations.

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

Warranty Reserves:

Warranty reserves are based upon historical rates and specific items that are identifiable and can be estimated at time of sale.  While warranty costs have historically been within the Company’s expectations and the provisions established, future warranty costs could be in excess of the Company’s warranty reserves.  A significant increase in these costs could adversely affect the Company’s operating results for the period and the periods these additional costs materialize.  Warranty reserves are adjusted from time to time when actual warranty claim experience differs from estimates. For the year ended March 31, 2014 warranty costs were $288,685 as compared to $203,783 for the year ended March 31, 2013. These warranty reserves are included in Accrued expenses – other in the accompanying consolidated balance sheets.

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

New Accounting Pronouncements:

In May 2014, FASB issued ASU 2014-09, "Revenue from Contracts with Customers." This ASU is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of good or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. This ASU is effective for annual reporting periods beginning after December 15, 2016 and early adoption is not permitted. Accordingly, the Company will adopt this ASU on April 1, 2017. Companies may use either a full retrospective or modified retrospective approach to adopt this ASU and management is currently evaluating which transition approach to use. The Company is currently evaluating the impact of ASU 2014-09.

No other recently issued accounting pronouncements had or are expected to have a material impact on the Company’s consolidated financial statements.

TEL-INSTRUMENT ELECTRONICS CORP

Notes To Consolidated Financial Statements (Continued)

3.                   Accounts Receivable

The following table sets forth the components of accounts receivable:

	March 31,
	2014	2013
Government	$1,982,215	$423,165
Commercial	140,707	153,654
Less: Allowance for doubtful accounts	(27,282)	(18,940)
	$2,095,640	$557,879

4.                   Inventories

Inventories consist of:

	March 31,
	2014	2013
Purchased parts	$3,085,070	$4,418,989
Work-in-process	1,134,714	1,636,325
Finished goods	10,607	385,867
Less: Allowance for obsolete inventory	(205,000)	(200,000)
	$4,025,391	$6,241,181

Work-in-process inventory includes $1,092,928 and $1,236,593 for government contracts at March 31, 2014 and 2013, respectively.

5.                   Equipment and Leasehold Improvements

Equipment and leasehold improvements consist of the following:

	March 31,
	2014	2013
Leasehold Improvements	$94,413	$94,413
Machinery and equipment	1,516,332	1,474,192
Automobiles	28,452	4,741
Sales equipment	586,265	591,109
Assets under capitalized leases	610,995	610,995
Less: Accumulated depreciation & amortization	(2,385,584)	(2,187,492)
	$450,873	$587,958

Depreciation and amortization expense related to the assets above for the years ended March 31, 2014 and 2013 was $202,936 and $228,069 respectively.

6.                   Intellectual Property

In January 2014, the Company received a $2.14 million contract modification on the ITATS program. The ITATS product (“AN/ARM-206”) is a fully automated TACAN test set for use in U.S. Navy Intermediate Level repair locations. This contract modification entails the sale of certain Intellectual Property (“IP”) to the U.S. Navy plus the sale of ancillary test support equipment and an increase in the recurring price to reflect several product enhancements. The Company sold certain IP in the amount of $1,526,795, of which $1,200,000 of the IP sale proceeds was paid to the Company’s subcontractor on this program to secure the IP.  As a result, the net amount of $326,795 is recorded in net sales in the accompanying Statement of Operations. As part of this agreement with the Company’s subcontractor, upon payment of the $1,200,000, the outstanding amount due to the subcontractor in the amount of $790,535 was discharged and is recorded as a reduction of cost of goods sold. The Company also received $117,095 for engineering enhancements for this program, which was recorded as sales in fiscal year 2014. The sale of the IP for the ITATS program should have no impact on future sales of these units to the U.S. Navy or other customers.

TEL-INSTRUMENT ELECTRONICS CORP

Notes To Consolidated Financial Statements (Continued)

7.                   Accrued Expenses

Accrued vacation pay, deferred wages, payroll and payroll withholdings consist of the following:

	March 31,
	2014	2013

Accrued vacation pay	$267,991	$273,612
Accrued compensation and payroll withholdings	176,247	168,910

	$444,238	$442,522

Accrued vacation pay, payroll and payroll withholdings includes $48,529 and $40,500 at March 31, 2014 and 2013, respectively, which is due to officers.

Accrued expenses - other consist of the following:

	March 31,
	2014	2013

Accrued interest	$17,672	$110,751
Accrued outside contractor costs	104,610	882,351
Accrued commissions	188,840	8,448
Accrued legal costs	215,582	40,688
Warranty reserve	194,062	287,470
Accrued – other	198,521	95,294

	$919,287	$1,425,002

The following table provides a summary of the changes in warranty reserves for the years ended March 31, 2014 and 2013:

	March 31, 2014	March 31, 2013
Warranty reserve, at beginning of period	$287,470	$271,629
Warranty expense	288,685	203,783
Warranty deductions	(382,093)	(187,942)
Warranty reserve, at end of period	$194,062	$287,470

Accrued expenses – related parties consists of the following:

	March 31,
	2014	2013

Interest due to the estate of the Company’s former Chairman	$61,518	$46,518
Interest and other expenses due to the Company’s President/CEO	61,518	54,018

	$123,036	$100,536

TEL-INSTRUMENT ELECTRONICS CORP

Notes To Consolidated Financial Statements (Continued)

8.                   Income Taxes

Income tax (benefit) provision:

	Fiscal Year Ended
	March 31,	March 31,
	2014	2013
Current:
Federal	$16,000	$-
State and local	3,500	3,911

Total current tax provision	19,500	3,911

Deferred:
Federal	401,283	(1,561,076)
State and local	22,062	13,585

Total deferred tax provision (benefit)	423,345	(1,547,491)

Total provision (benefit)	$442,845	$(1,543,580)

The approximate values of the components of the Company’s deferred taxes at March 31, 2014 and 2013 are as follows:

	March 31,	March 31,
	2014	2013
Deferred tax assets:
Net operating loss carryforwards	$2,662,000	$3,086,000
Tax credits	283,000	279,000
Allowance for doubtful accounts	9,000	7,000
Reserve for inventory obsolescence	70,000	69,000
Inventory capitalization	98,000	183,000
Deferred payroll	30,000	-
Vacation accrual	91,000	95,000
Warranty reserve	66,000	100,000
Deferred revenues	58,000	2,000
Stock options	36,000	32,000
Non-compete agreement	12,000	14,000
Depreciation	(52,000)	(82,000)
Deferred tax asset	3,363,000	3,785,000
Less valuation allowance	-	1,000

Deferred tax asset, net	$3,363,000	$3,784,000

Deferred tax asset – current	$1,090,000	$1,238,000
Deferred tax asset – long-term	2,273,000	2,546,000
Total	$3,363,000	$3,784,000

TEL-INSTRUMENT ELECTRONICS CORP

Notes To Consolidated Financial Statements (Continued)

8.                   Income Taxes (Continued)

The recognized deferred tax asset is based upon the expected utilization of its benefit from future taxable income. The Company has federal net operating loss (“NOL”) carryforwards of approximately $7,819,000 as of March 31, 2014, of which approximately $225,000 is subject to limitations under Section 382 of the Internal Revenue Code. These carryforward losses are available to offset future taxable income, and begin to expire in the year 2027. NJ State NOL carryforwards approximate $7,021,000 as of March 31, 2014. NJ NOL carryforwards expire in 7 years, and certain of these amounts begin to expire in 2014.

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

A reconciliation of the income tax (benefit) provision at the statutory Federal tax rate of 34% to the income tax (benefit) provision recognized in the financial statements is as follows:

	March 31,	March 31,
	2014	2013

Income tax (benefit) provision – statutory rate	$239,487	$(1,467,491)
Income tax expenses – state and local, net of federal benefit	19,500	3,500
Permanent items	141,474	(38,350)
True-up of prior years deferred taxes	19,536	(67,246)
Change in state rate	-	85,945
Change in valuation allowance	(171)	(49,718)
Other	23,019	(10,220)

Income tax provision (benefit)	$442,845	$(1,543,580)

9.                   Subordinated Notes – Related Parties

On February 22, 2010 the Company borrowed $250,000 in exchange for issuing Subordinated Notes to each of two Executive Officers and Directors in the amount of $125,000. Each officer and director also received 5,000 stock options at $8.00 per share, the market price at the date of grant. In September 2010, these officers/directors entered into an Intercreditor and Subordination agreement which subordinated their loans to the BCA Loan Agreement (see Note 10 to Notes to Consolidated Financial Statements).  The notes were to become due April 1, 2011 with an interest rate of 1% per month, payable on a monthly basis within 14 days of the end of each month. The Intercreditor  and Subordination Agreement amongst the parties precludes the payment of principal or interest under these subordinated notes unless and until the Senior Obligations have been paid in full or without the express written consent of Senior Lender.  The Subordinated Note Holders agree that the Company’s failure to pay the monthly interest amounts pursuant to the terms of the February 22, 2010 Subordinated Notes will not constitute an event of default on the Notes if the Company is precluded from making these payments pursuant to the limitations included in the loan agreement with BCA. During fiscal year 2012, the Company’s Chairman, at the time, passed away. His surviving spouse has retained this Subordinated Note and continues to acknowledge the terms. Total interest expense for both amounted to $30,000 for the years ended March 31, 2014 and 2013.

TEL-INSTRUMENT ELECTRONICS CORP

Notes To Consolidated Financial Statements (Continued)

10.                 Long-Term Debt

BCA Mezzanine Fund LLP

In September 2010 the Company entered into an agreement with BCA Mezzanine Fund LLP (“BCA”) to loan the Company $2.5 million in the form of a Promissory Note (“the “Note”). The Company incurred expenses of $541,604 in connection with this loan, including legal fees, investment banking fees and other transaction fees, including third party warrants exercisable for 10,416 shares at $6.70 per share for five years in conjunction with the BCA loan as a finder’s fee.  These expenses are included as deferred financing costs in the accompanying balance sheets, and are being amortized over the term of the loan using the straight-line method which approximates the effective interest rate method. For the years ended March 31, 2014 and 2013, the Company recorded amortization of deferred financing costs in the amount of $108,321. As of March 31, 2014, the Company had unamortized deferred financing costs in the amount of $156,463 of which $108,321 is classified as a current asset and $48,142 as long-term.   As of March 31, 2013, the Company had unamortized deferred financing costs in the amount of $264,784 of which $108,321 is classified as a current asset and $146,463 as long-term.

The Company also issued warrants to BCA for 136,920 shares at $6.70 per share for nine years in conjunction with the loan. In connection with the initial warrants issued with this debt, the Company recorded a debt discount of $267,848. The debt discount is being amortized over the life of the loan. For each of the years ended March 31, 2014 and 2013, the Company recorded amortization of debt discount in the amount of $53,570.  As of March 31, 2014 and 2013, the Company had unamortized discount of $77,378 and $130,948, respectively, and are classified as a reduction of long-term debt in the accompanying consolidated balance sheets.

The features of the note are as follows:

1.
The Note has a term of five (5) years with an annual interest rate of 14% on the outstanding principal amount. Payments for the first year were interest only and amounted to $28,762 monthly.  In September 2011, the Company began making monthly payments of approximately $69,000 for interest and principal for the remaining term of the loan. BCA had agreed to allow the Company to defer principal payments for the three months ended September 30, 2012. BCA has also agreed to allow the Company to defer principal payments due on October 31, 2012 November 30, 2012, and June 30, 2013. These amounts are deferred until September 2015. BCA has also agreed to allow the Company to defer principal payments due on December 31, 2012 and January 31, 2013 to February 2013, at which time the Company paid these deferred principal payments.

2.
At inception, the Company issued BCA  a nine-year warrant for 136,920 shares, based upon 4.5% of the fully –diluted outstanding shares of the Company’s common stock at $6.70 per share, the average closing price over the three days preceding the loan closing on the NYSE-MKT Exchange. In the event of specific major corporate events or the maturity of the five-year loan, BCA can require the Company to purchase the warrant and warrant shares at the higher of the then Exchange market price less the share exercise price, in the case of the warrant, or five times operating income per share. In connection with the warrant issued in conjunction with this debt, the Company recorded a debt discount (see above) and warrant liability, which is marked to fair value at the end of each period (see Note 20 to Notes to the Consolidated Financial Statements). The debt discount is being amortized over the life of the loan.

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

TEL-INSTRUMENT ELECTRONICS CORP

Notes To Consolidated Financial Statements (Continued)

10.                 Long-Term Debt (continued)

                        BCA Mezzanine Fund LLP (continued)

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

7.
The BCA notes contain a number of affirmative and negative covenants which could restrict our operations.  For the quarter ended March 31, 2014, the Company was not in compliance with two covenants related to maintaining agreed upon financial ratios for fixed charges and debt service. In June 2014, the Company was granted a waiver for non-compliance of the financial covenants as of March 31, 2014.

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

In consideration for the waiver for non-compliance of the financial covenants as December 31, 2012 and for the deferral of principal payments due on December 31, 2012 and January 31, 2013, BCA received warrants to purchase 20,000 shares of the Company’s common stock. The common stock underlying the warrant is exercisable at a price of $3.58 per share and the warrants expire on September 10, 2019. Fair value of the warrant is calculated using the Black-Scholes valuation model. The value of the warrant was charged to debt discount in the accompanying balance sheet in the amount of $23,714 for the year ended March 31, 2013 and will be amortized over the remaining term of the loan. (see Note 20).  In addition, the Company agreed to pay an additional closing fee of 1% of the original principal in the amount of $25,000, which is also being amortized over the remaining term of the loan.

TEL-INSTRUMENT ELECTRONICS CORP

Notes To Consolidated Financial Statements (Continued)

10.                 Long-Term Debt (continued)

BCA Mezzanine Fund LLP (continued)

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

In consideration for the waiver for non-compliance of the financial covenants at September 30, 2013, on November 12, 2013, the Company incurred an incremental fee of $10,000, which was recorded as a debt discount and will be amortized over the remaining life of the loan.

For the quarter ended December 31, 2013, the Company was not in compliance with four covenants related to maintaining agreed upon financial ratios for fixed charges, leverage and debt service as well as a requirement for earnings before interest, taxes, depreciation and amortization (EBITDA). On February 13, 2014 the Company received a waiver from BCA on each of the above mentioned covenants.  In consideration for this waiver for non-compliance of the financial covenants, the Company incurred an incremental fee of $10,000, which was recorded as a debt discount and will be amortized over the remaining life of the loan.

Total amortization expense associated with the initial warrants, additional warrants and fees were $104,644 and $57,570 for the years ended March 31, 2014 and 2013, respectively.   As of March 31, 2014 and 2013, the Company had unamortized discount associated with the initial warrants, additional warrants and fees of $174,046 and $217,580, respectively, and are classified as a reduction of long-term debt in the accompanying consolidated balance sheets.

All warrants issued to BCA are recorded as a liability and are marked to fair value each reporting period, and the resulting change is reflected in the consolidated statements of operations (see Note 20).

Private Investor

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

In connection with the warrants issued in conjunction with this debt, the Company recorded a debt discount and warrant liability, which is being marked to fair value at the end of each period (see Note 20 to Notes to the Consolidated Financial Statements).  The Company adjusts the value of the warrant liability (see Note 20) to fair value and recognizes the change in valuation in our statement of operations each reporting period. Determining the the fair value of the warrant liability requires estimates to be used utilizing the Black-Scholes valuation model and the value at issuance was $66,193. The corresponding debt discount was amortized over the life of the loan and was fully amortized as of March 31, 2013.

TEL-INSTRUMENT ELECTRONICS CORP

Notes To Consolidated Financial Statements (Continued)

10.                 Long-Term Debt (continued)

Private Investor (continued)

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

The Company did not pay the $600,000 due as of March 31, 2013. As a consequence the Company incurred a $25,000 penalty and the default interest of an additional 10%. The Company paid the default interest for the month of April. Effective May 31, 2013, the Private Investor converted the outstanding principal of $600,000, penalty of $25,000 and accrued interest for the month of May 2013 in the amount of $12,400 for a total of $637,400 into 200,000 shares of the Company’s common stock at a price of $3.187 per share. The fair value of these shares at the date of conversion was $3.32 per share. As such, the Company recorded a loss on the extinguishment of debt in the amount of $26,600 and this amount is included in the accompanying statement of operations. As further consideration to the Private Investor, the Company agreed that each time the Company issues any new shares of its common stock in the next two years (excluding the exercise of existing stock options and warrants currently outstanding), at a price lower than a purchase price of $3.187 per share, the Company will issue additional shares to the Private Investor, for no additional consideration, based on the differential between the $3.187 price and the price paid for the newly issued shares of common stock.  No new shares have been issued to the Private Investor.

Automobile Loan

In March 2014, the Company entered into a loan with Ford Credit for its van in the amount of $23,712. The Note has a term of five (5) years with an annual interest rate of 8.79% with monthly payments of $492.  The outstanding balance at March 31, 2014 was $23,538.

The annual maturities of long-term debt for the five fiscal years subsequent to March 31, 2014 are as follows:

2015	$718,848
2016	755,375
2017	4,751
2018	5,186
2019	5,260

Total Principal	1,489,420
Less: Debt Discount	(174,046)
Total Debt	$1,315,374

11.                 Note Payable – Related Payable

In June 2013, a related party received a note payable from the Company in exchange for $100,000 which the Company used for working capital needs. On July 24, 2013, the related party converted its note payable in the amount of $100,000 into 31,348 shares of the Company’s common stock at a price of $3.187 per share. The price was approved by the board of directors (the “Board”) of the Company and was the same price as the 200,000 shares issued to the Private Investor upon the conversion of debt on May 31, 2013. The fair value of these shares at the date of conversion was $3.86 per share. As such, in July 2013, the Company recorded additional interest expense of $21,003.

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

In addition, the Company has agreements to lease equipment for use in the operations of the business under operating leases.

The following is a schedule of approximate future minimum rental payments for operating leases subsequent to the year ended March 31, 2014.

Years Ended March 31,
2015	$267,660
2016	254,840
2017	84,947
2018	--
2019	--
$607,447

Total rent expense, including common charges related to the building as well as equipment rentals, was approximately $312,000 and $314,000 for the years ended March 31, 2014 and 2013, respectively.

The Company sponsors a 401k Plan in which employee contributions on a pre-tax basis are supplemented by matching contributions by the Company. The Company charged to operations $18,585 and $21,768 as its matching contribution to the Company’s 401k Plan for the years ended March 31, 2014 and 2013, respectively.

13.                 Capitalized Lease Obligations

The Company has entered into lease commitments for furniture and equipment that meet the requirements for capitalization. The equipment has been capitalized and shown in equipment and leasehold improvements in the accompanying balance sheets.  The related obligations are also recorded in the accompanying consolidated balance sheets and are based upon the present value of the future minimum lease payments with interest rates ranging from 12% to 15%.  The net book value of equipment acquired under capitalized lease obligations amounted to $164,274 and $192,386 at March 31, 2014 and 2013, respectively. There were no new capital lease obligations during fiscal years 2014 and 2013.  As of March 31, 2014 and 2013, accumulated amortization under capital leases was $446,721 and $418,608, respectively.

At March 31, 2014, future payments under capital leases are as follows over each of the next five fiscal years:

2015	$59,592
2016	18,685
2017	4,670
2018	--
2019	--
Total minimum lease payments	82,947
Less amounts representing interest	(8,019)
Present value of net minimum lease payments	74,928
Less current portion	(53,608)
Long-term capital lease obligation	$21,320

TEL-INSTRUMENT ELECTRONICS CORP

Notes To Consolidated Financial Statements (Continued)

14.                 Significant Customer Concentrations

For the years ended March 31, 2014 and 2013, sales to the U.S. Government represented approximately 64% and 65%, respectively of net sales.  No other individual customer represented over 10% of net sales for these years.  No customer or distributor accounted for more than 10% of commercial or government net sales.

Net sales to foreign customers were $2,517,159 and $933,426 for the years ended March 31, 2014 and 2013, respectively.  All other sales were to customers located in the U.S. The following table presents net sales by U.S. and foreign countries:

	2014	2013
United States	$13,311,132	$6,893,832
Foreign countries	2,517,159	933,426
Total Avionics Sales	$15,828,291	$7,827,258

Net sales related to any single foreign country did not comprise more than 10% of consolidated net avionics sales. The Company had no assets outside the United States.

As of March 31, 2014, two customers accounted for a total of 60% of the Company’s outstanding accounts receivable. As of March 31, 2013, one individual customer balance represented 13% of the Company’s outstanding accounts receivable. Receivables from the U.S. Government represented approximately 26% and 53%, respectively, of total receivables at March 31, 2014 and 2013, respectively.

15.                 Subscription Agreements

On September 26, 2012, the Company secured an equity purchase commitment for up to $500,000 in total from the Chief Executive Officer, a director and an affiliate to the Company to be called upon at the Company’s discretion. The stock subscription agreements provide for the sale of up to $500,000 of newly issued restricted shares at a price of $3.60 per share, the closing average price of the Company’s common stock following the signing of the individual stock subscription agreements. All of the $500,000 has been called upon by the Company as of December 31, 2012, and the Company issued 138,890 shares of restricted stock in exchange for this amount to the three investors.   This financing was used for general business purposes.

The price was determined to be fair by a Special Valuation Committee of the Board, composed of Messrs. Robert H. Walker and Robert A. Rice, who did not participate in this share purchase.

In November 2012, the Company received $500,000 from an investment group in exchange for 149,534 shares of newly issued Company common stock at a price of $3.35 per share. These funds were also used for general operating purposes.

16.                 Stock Option Plans

In March 2006, the Board of Directors adopted the 2006 Stock Option Plan (“the Plan”) which reserved for issuance options to purchase up to 250,000 shares of its Common Stock.  The stockholders approved the Plan at the December 2006 annual meeting.  The Plan, which has a term of ten years from the date of adoption, is administered by the Board of Directors or by a committee appointed by the Board of Directors. The selection of participants, allotment of shares, and other conditions related to the grant of options, to the extent not set forth in the Plan, are determined by the Board of Directors.  Options granted under the Plan are exercisable up to a period of 5 years from the date of grant at an exercise price which is not less than the fair market value of the common stock at the date of grant, except as to a stockholder owning 10% or more of the outstanding common stock of the Company, as to whom the exercise price must not be less than 110% of the fair market value of the common stock at the date of grant. Options, for the most part are exercisable, on a cumulative basis, 20% at or after each of the first, second, and third anniversary of the grant and 40% after the fourth year anniversary. These terms can be modified based upon approval of the Board of Directors.

TEL-INSTRUMENT ELECTRONICS CORP

Notes To Consolidated Financial Statements (Continued)

16.                 Stock Option Plan (continued)

The fair value of each option awarded is estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table. Expected volatilities are based on historical volatility of the Company’s stock. The expected life of the options granted represents the period of time from date of grant to expiration (5 years). The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant. The per share weighted-average fair value of stock options granted for the years ended March 31, 2014 and 2013 was $1.76 and $1.40, respectively, on the date of grant using the Black Scholes option-pricing model with the following assumptions:

	Dividend Yield	Risk-free Interest rate	Volatility	Life
2014	0.0%	1.37%	46.31%	5 years
2013	0.0%	0.79%	45.30%	5 years

A summary of the status of the Company’s stock option plans for the fiscal years ended March 31, 2014 and 2013 and changes during the years are presented below: (in number of options):

	Number of Options	Average Exercise Price	Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding options at April 1, 2012	201,100	$5.14
Options granted	10,000	$3.50
Options exercised	(39,100)	$3.53
Options canceled/forfeited	(57,400)	$5.17

Outstanding options at March 31, 2013	114,600	$5.53	2.0 years	$-0-
Options granted	10,000	$4.22
Options exercised	(8,300)	$3.98
Options canceled/forfeited	(28,300)	$3.67

Outstanding options at March 31, 2014	88,000	$6.12	2.0 years	$11,200
Vested Options:
March 31, 2014:	61,800	$6.12	1.2 years	$9,200
March 31, 2013:	71,100	$5.14	1.4 years	$-0-

Remaining options available for grant were 237,278 and 218,978 as of March 31, 2014 and 2013, respectively.

The total intrinsic value of options exercised during the years ended March 31, 2014 and 2013 were $3,760 and $38,940, respectively. Cash received from the exercise of stock options for the years ended March 31, 2014 and 2013 was $33,020 and $138,090, respectively.

For the years ended March 31, 2014 and 2013, the unamortized compensation expense for stock options was $39,255 and $108,807, respectively. Unamortized compensation expense is expected to be recognized over a weighted-average period of approximately 1 year.

TEL-INSTRUMENT ELECTRONICS CORP

Notes To Consolidated Financial Statements (Continued)

16.                 Stock Option Plan (continued)

A summary of the Company’s non-vested shares as of March 31, 2014, and changes during the year ended March 31, 2014 is presented below:

Non-vested Shares	Shares	Weighted-Average Grant-Date Fair value

Non-vested at April 1, 2013	43,500	$6.18
Granted	10,000	$4.22
Vested	(27,300)	$5.52
Forfeited	-	$-
Non-vested at March 31, 2014	26,200	$6.13

The compensation cost that has been charged was $84,742 and $81,517 for the fiscal years ended March 31, 2014 and 2013, respectively. The total income tax benefit recognized in the statement of operations for share-based compensation arrangements was $3,468 and $7,190 for the fiscal years ended March 31, 2014 and 2013, respectively, and relates to the compensation cost associated with non-qualified stock options

17.                 Net Diluted Income (Loss) per Share

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

	March 31, 2014	March 31, 2013
Basic net income (loss) per share computation:
Net income(loss)	$261,528	$(2,772,571)
Weighted-average common shares outstanding	3,204,028	2,834,257
Basic net income (loss) per share	$0.08	$(0.98)
Diluted net income (loss) per share computation
Net income (loss)	$261,528	$(2,772,571)
Add: Change in fair value of warrants	71,757	-
Diluted income (loss)	333,285	(2,772,571)
Weighted-average common shares outstanding	3,204,028	2,834,257
Incremental shares attributable to the assumed exercise of outstanding stock options and warrants	24,866	-
Total adjusted weighted-average shares	3,228,894	2,834,257
Diluted net income (loss) per share	$0.10	$(0.98)

For the year ended March 31, 2014, 78,000 stock options and 147,336 warrants were excluded from the computation of diluted income per share as their effect would be anti-dilutive.

For the year ended March 31, 2013, all outstanding warrants and options were excluded from the computation of diluted loss per share because their effect would be anti-dilutive.

TEL-INSTRUMENT ELECTRONICS CORP

Notes To Consolidated Financial Statements (Continued)

18.                 Segment Information

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

The table below presents information about reportable segments for the years ended March 31:

2014	Avionics Government	Avionics Commercial	Avionics Total	Corporate/ Reconciling Items		Total
Net sales	$13,726,976	$1,774,520	$15,501,496	$326,795	(1)	$15,828,291
Cost of Sales	8,003,137	1,461,267	9,464,404	-		9,464,404

Gross Margin	5,723,839	313,253	6,037,092	326,795		6,363,887

Engineering, research, and Development			1,853,338	-		1,853,338
Selling, general, and administrative			1,372,342	1,774,305		3,146,647
Amortization of debt discount			-	104,644		104,644
Amortization of deferred financing costs			-	108,321		108,321
Change in fair value of common stock warrant			-	114,869		114,869
Loss on extinguishment of debt			-	26,600		26,600
Interest expense, net			-	305,095		305,095
			3,225,680	2,433,834		5,659,514
Income (loss) before income taxes			$2,811,412	$(2,107,039)		$704,373

Segment Assets	$5,801,273	$319,758	$6,121,031	$4,513,322		$10,634,353

(1) Represents sale of intellectual property

 TEL-INSTRUMENT ELECTRONICS CORP

Notes To Consolidated Financial Statements (Continued)

18.                 Segment Information (continued)

2013	Avionics Government	Avionics Commercial	Avionics Total	Corporate/ Reconciling Items	Total
Net sales	$5,779,947	$2,047,311	$7,827,258	$-	$7,827,258
Cost of Sales	4,934,322	1,931,714	6,866,036	-	6,866,036

Gross Margin	845,625	115,597	961,222	-	961,222

Engineering, research, and Development			2,149,591		2,149,591
Selling, general, and administrative			1,162,608	1,402,029	2,564,637
Amortization of debt discount			-	129,763	129,763
Amortization of deferred financing costs			-	219,662	219,662
Change in fair value of common stock warrant			-	(294,785)	(294,785)
Interest expense, net			-	508,505	508,505
			3,312,199	1,965,174	5,277,373
Loss before income taxes			$(2,350,977)	$(1,965,174)	$(4,316,151)

Segment Assets	$5,191,777	$1,651,204	$6,848,981	$5,070,453	$11,919,434

19.                 Quarterly Results of Operations (Unaudited)

Quarterly consolidated data for the years ended March 31, 2014 and 2013 is as follows:

FY 2014	June 30	September 30	December 31	March 31
Net sales	$3,199,975	$4,034,581	$4,089,029	$4,504,706
Gross margin	1,186,158	1,275,749	1,395,687	2,506,293	(1)
Income (loss) before taxes	(103,641)	(61,614)	(87,081)	956,709
Net income (loss)	(85,772)	(72,474)	(145,933)	565,707
Basic income (loss) per share	(0.03)	(0.02)	(0.04)	0.17
Diluted income (loss) per share	(0.03)	(0.02)	(0.04)	0.14

	Quarter Ended
FY 2013	June 30	September 30	December 31	March 31

Net sales	$1,177,288	$2,394,950	$2,350,020	$1,905,000
Gross margin	283,694	602,423	453,368	(378,263)	(2)
Income before taxes	(832,344)	(878,276)	(848,965)	(1,756,566)
Net income (loss) (1)	(668,800)	(429,705)	(545,177)	(1,128,889)
Basic income (loss) per share (1)	(0.25)	(0.16)	(0.19)	(0.38)
Diluted income (loss) per share (1)	(0.25)	(0.16)	(0.19)	(0.38)

(1) As part of the agreement with the Company’s subcontractor to secure the IP (see Note 6), upon payment of the $1,200,000, the outstanding amount due to the subcontractor in the amount of $790,535 was discharged and is recorded as a reduction of cost of goods sold.

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

20.                 Fair Value Measurements

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

TEL-INSTRUMENT ELECTRONICS CORP

Notes To Consolidated Financial Statements (Continued)

20.                 Fair Value Measurements (continued)

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as of March 31, 2014 and March 31, 2013. As required by FASB ASC 820, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

March 31, 2014	Level I	Level II	Level III	Total

Warrant Liability	$-	$-	$354,309	$354,309
Total Liabilities	$-	$-	$354,309	$354,309

March 31, 2013	Level I	Level II	Level III	Total

Warrant Liability	$-	$-	$198,330	$198,330
Total Liabilities	$-	$-	$198,330	$198,330

The guidance in ASC 815, “Derivatives and Hedging”, requires that we mark the value of our warrant to market and recognize the change in valuation in our statement of operations each reporting period. Determining the warrant liability to be recorded requires us to develop estimates to be used in calculating the fair value of the warrant. The fair value of the warrant is calculated using the Black-Scholes valuation model.

The following table provides a summary of the changes in fair value of our Level 3 financial liabilities for the years ended March 31, 2014 and 2013 as well as the unrealized gains or losses included in income.

	March 31, 2014	March 31, 2013
Fair value, at beginning of period	$198,330	$355,290

New issuances	41,110	137,825
Change in fair value	114,869	(294,785)

Fair value, at end of period	$354,309	$198,330

TEL-INSTRUMENT ELECTRONICS CORP

Notes To Consolidated Financial Statements (Continued)

20.                 Fair Value Measurements (continued)

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

Values at Inception

Date of Warrant	Expiration Date	Number of Warrants	Exercise Price	Fair Market Value Per Share	Expected Volatility	Remaining Life in Years	Risk Free Interest Rate	Warrant Liability
09-10-2010	09-10-2019	136,920	$6.70	$6.70	28.51%	9	2.81%	$267,848
09-10-2010	09-10-2015	10,416	$6.70	$6.70	28.51%	5	1.59%	$13,808
07-26-2012	09-10-2019	50,000	$3.35	$3.90	42.04%	7	0.94%	$66,193
07-26-2012	09-10-2019	20,000	$3.35	$3.90	42.04%	7	0.94%	$26,477
11-20-2012	09-10-2019	20,000	$3.56	$3.50	42.45%	6.83	1.09%	$21,441
02-14-2013	09-10-2019	20,000	$3.58	$3.80	41.72%	6.58	1.43%	$23,714
07-12-2013	09-10-2019	20,000	$3.33	$3.32	40.26%	6.17	2.00%	$19,523
08-12-2013	09-10-2019	20,000	$3.69	$3.69	40.20%	6.08	2.01%	$21,587

Values at March 31, 2013

Date of Warrant	Expiration Date	Number of Warrants	Exercise Price	Fair Market Value Per Share	Expected Volatility	Remaining Life in Years	Risk Free Interest Rate	Warrant Liability
09-10-2010	09-10-2019	136,920	$6.70	$3.50	41.45%	6.45	1.24%	$81,080
09-10-2010	09-10-2015	10,416	$6.70	$3.50	41.45%	2.45	0.25%	$1,870
07-26-2012	09-10-2019	50,000	$3.35	$3.50	41.45%	6.45	1.24%	$53,269
07-26-2012	09-10-2019	20,000	$3.35	$3.50	41.45%	6.45	1.24%	$21,307
11-20-2012	09-10-2019	20,000	$3.56	$3.50	41.45%	6.45	1.24%	$20,664
02-14-2013	09-10-2019	20,000	$3.58	$3.50	41.45%	6.45	1.24%	20,140

Values at March 31, 2014

Date of Warrant	Expiration Date	Number of Warrants	Exercise Price	Fair Market Value Per Share	Expected Volatility	Remaining Life in Years	Risk Free Interest Rate	Warrant Liability
09-10-2010	09-10-2019	136,920	$6.70	$4.42	43.35%	5.45	1.73%	$123,564
09-10-2010	09-10-2015	10,416	$6.70	$4.42	43.35%	1.45	0.44%	$2,498
07-26-2012	09-10-2019	50,000	$3.35	$4.42	43.35%	5.45	1.73%	$77,626
07-26-2012	09-10-2019	20,000	$3.35	$4.42	43.35%	5.45	1.73%	$31,050
11-20-2012	09-10-2019	20,000	$3.56	$4.42	43.35%	5.45	1.73%	$29,892
02-14-2013	09-10-2019	20,000	$3.58	$4.42	43.35%	5.45	1.73%	$29,310
07-12-2013	09-10-2019	20,000	$3.33	$4.42	43.35%	5.45	1.73%	$31,163
08/12/2013	09-10-2019	20,000	$3.69	$4.42	43.35%	5.45	1.73%	$29,206

The volatility calculation was based on the 51 months of the Company’s stock price prior to the measurement date, utilizing January 1, 2010 as the initial period, as the Company believes that this is the best indicator of future performance. The source of the risk free interest rate is the US Treasury rate related to 7 year notes. The exercise price is per the agreement, the fair market value is the closing price of our stock on the date of measurement, and the expected life is based on management’s current estimate of when the warrants will be exercised. All inputs to the Black-Scholes options model are evaluated each reporting period.

TEL-INSTRUMENT ELECTRONICS CORP

Notes To Consolidated Financial Statements (Continued)

21.                 Litigation

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

In December 2009, the Kansas District Court dismissed on jurisdiction grounds the Aeroflex Action. Aeroflex appealed this decision. In May 2012, the Kansas Supreme Court reversed the decision and remanded the Aeroflex Action to the District Court for further proceedings. Discovery is ongoing. The case is set for trial on May 19, 2015. Tel is optimistic as to the outcome of this litigation. However, the outcome of any litigation is unpredictable and an adverse decision in this matter could have a material adverse effect on our financial condition, results of operations or liquidity.

On October 9, 2013, the SEC notified the Company that it may be in violation of Section 16(a) for failure to accurately and timely file beneficial ownership reports (the “Filings”) for certain officers and directors.  The Company accepted responsibility for filing all such reports on behalf of each officer and director.

The Company apparently made certain coding errors with respect to certain of the Filings, in addition to, not filing within two business days of a reportable transaction as reported by an officer or director. Based on the above, the SEC notified the Company that it may be in violation of Section 16(a). Currently, all transactions by the Holders have been disclosed with the SEC and the Company believes that the transactions which required timely Section 16(a) reports did not involve a material amount of equity securities.  Additionally, no sales were made by any officer of director and the violation is related to disclosure only.

The Company has made an Offer to Settle to the Commission and is finalizing such Offer. The Company has also revised its procedures for Section 16(a) reports to ensure complete compliance.

Other than the matters outlined above, we are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of executive officers of our Company, threatened against or affecting our Company, or our common stock in which an adverse decision could have a material effect.

TEL-INSRUMENT ELECTRONICS CORP

Schedule II - Valuation and Qualifying Accounts

Description	Balance at Beginning of the Year	Charged to Costs and Expenses	Deductions(1)	Balance at End of the Year

Year ended March 31, 2014:
Allowance for doubtful accounts	$18,940	$10,000	$(1,658)	$27,282

Allowance for obsolete inventory	$200,000	$5,000	$-	$205,000

Year ended March 31, 2013:
Allowance for doubtful accounts	$35,470	$-	$(16,530)	$18,940

Allowance for obsolete inventory	$200,000	$-	$-	$200,000

(1) Deductions represent amounts written-off.

Item 9.          Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There are no reportable events under this item for the year ended March 31, 2014.

Item 9A.       Controls and Procedures

a) Evaluation of disclosure controls and procedures.

As of March 31, 2014, management performed, with the participation of our Chief Executive Officer and Principal Accounting Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934.  Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Accounting Officer, as appropriate to allow timely decisions regarding required disclosures.   Based on the evaluation required by Rule 13a-15(b) under the Securities Exchange Act of 1934, our Chief Executive Officer and Principal Accounting Officer concluded that as of March 31, 2014, such disclosure controls and procedures were effective.

b) Management’s Annual Report on Internal Control over Financial Reporting

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

Management has conducted, with the participation of our Chief Executive Officer and our Principal Accounting Officer, an assessment of the effectiveness of our internal control over financial reporting as of March 31, 2014.  Management’s assessment of internal control over financial reporting used the criteria set forth in SEC Release 33-8810 based on the 1992 framework established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control over Financial Reporting – Guidance for Smaller Public Companies. Based on this evaluation, Management concluded that our system of internal control over financial reporting was effective as of March 31, 2014, based on these criteria.

c) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Item 9B.       Other Information

 None.

PART III

Item 10.        Directors and Executive Officers of the Registrant

Name (age)	Position	Year First Elected a Director
Stephen A. Fletcher (1) (53)	Chief Executive Office of Rand McNally since 2013; Director; General Manager of Kodak’s Digital Printers and Presses Strategic Group; General Manager of New Printing Technologies; Vice President of Consumer Digital Group since 2007	2011

George J. Leon (2) (3) (70)	Director; Investment Manager and beneficiary of the George Leon Family Trust (Investments) since 1986.	1986

Jeffrey C. O’Hara, CPA (1) (56)	Director; President since August 2007; Chief Executive Officer since December 2010; Chief Operating Officer since June 2006; Vice President since 2005	1998

Robert A. Rice (2) (3) (58)	Director; President and Owner of Spurwink Cordage, Inc. since 1998 (textile manufacturing)	2004

Robert H. Walker (2) (3) (4) (78)	Director and Chairman of the Board since April 2011; Retired Executive Vice President, Robotic Vision Systems, Inc. (design and manufacture of robotic vision systems) 1983-1998.	1984

Michael W. Schirmer (56)	Effective May 12, 2014, the Board of Directors of the Company approved the appointment of Mr. Schirmer as the Company’s Chief Operating Officer. Mr. Schirmer has served on a contract basis with the Company since November 2013 directing the Company’s manufacturing operations. Director of Manufacturing Operations for Eastman Kodak in Rochester, NY from 2004 to December 2012, and as a Manufacturing Consultant from January 2013 until November 2013.	-

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

Mr. Fletcher is the Chief Executive Officer of Rand McNally, the country's most trusted source for maps, navigation and travel content. At Rand, Mr. Fletcher is driving growth of the Company's consumer and enterprise businesses through rapid expansion of core product lines and continued innovation of commercial transportation solutions ranging from advanced mileage and routing software to fleet management and electronic tracking.

Prior to Rand McNally, Mr. Fletcher served as a WW general manager at Kodak for more than six years and led a far-reaching organization with operations around the globe including R&D in the US, Germany and Singapore and manufacturing in the US, China and Mexico.  At Kodak, he and his team drove triple-digit millions of dollars of earnings improvement and greatly assisted in the Company's recovery. Before Kodak, he was President and COO of Konica Minolta Printing Solutions in Ramsey, New Jersey where he quadrupled the business over six years.  Mr. Fletcher was also President and CEO of the Tally Printer Corporation in Seattle, Washington and held marketing management positions at Apple Computer and Hewlett Packard.

Item 10.        Directors and Executive Officers of the Registrant (continued)

Background of Directors and Officers (continued)

George J. Leon has served as a member of the Board of Directors since 1986. Mr. Leon has substantial experience as an investment manager and in financial matters. He serves as Investment Manager and beneficiary of the George Leon Family Trust.

Jeffrey C. O’Hara, CPA has served as a member of the Board of Directors since 1998, and was made a Vice President in 2005, COO in 2006, and has been President since 2007.  Mr. O’Hara was made CEO of the Company in December 2010. Prior to joining the Company, Mr. O’Hara held various management positions at General Motors, and other mid-sized private companies. Mr. O’Hara has extensive financial, marketing and operations experience, and he has held executive positions as both a Chief Financial Officer and President. Mr. O’Hara has also served on several Boards of other companies.

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

Michael W. Schirmer has extensive experience in supply chain management, electronics manufacturing, and strategic planning and product commercialization.  Mr. Schirmer has over 20 years of experience in electronics industry senior management. Mr. Schirmer has served on a contract basis with the Company since November 2013 directing the Company’s manufacturing operations. Prior to joining the Company, Mr. Schirmer served as Director of Manufacturing Operations for Eastman Kodak in Rochester, NY from 2004 to December 2012, and as a Manufacturing Consultant from January 2013 until November 2013.

Observer:

Mr. Franz Pool, a partner in BCA, has been a Board observer since September 2010 when the Company concluded its Loan Agreement with BCA. Mr. Pool has served as Managing Partner for BCA for a number of years.

Audit Committee

The Board of Directors established a separately designated standing Audit Committee in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934.  The Audit Committee is comprised of Messrs. Walker (chairman), Leon, and Rice. Messrs. Walker, Leon, and Rice are independent, as that term is defined under the Securities Exchange Act of 1934, and Mr. Walker is a financial expert as defined in that act. (See “Background of Directors” above.)

Section 16(a) Beneficial Ownership Reporting Compliance

On October 9, 2013, the SEC notified the Company that it may be in violation of Section 16(a) for failure to accurately and timely file beneficial ownership reports (the “Filings”) for certain officers and directors.  The Company accepted responsibility for filing all such reports on behalf of each officer and director.

The Company apparently made certain coding errors with respect to certain of the Filings, in addition to, not filing within two business days of a reportable transaction as reported by an officer or director. Based on the above, the SEC notified the Company that it may be in violation of Section 16(a). Currently, all transactions by the Holders have been disclosed with the SEC and the Company believes that the transactions which required timely Section 16(a) reports did not involve a material amount of equity securities.  Additionally, no sales were made by any officer of director and the violation is related to disclosure only.

The Company has made an Offer to Settle to the Commission and is finalizing such Offer. The Company has also revised its procedures for Section 16(a) reports to ensure complete compliance.

Item 10.        Directors and Executive Officers of the Registrant (continued)

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

Item 11.        Executive Compensation

The following table presents information regarding compensation of our principal executive officer, and the two most highly compensated executive officers other than the principal executive officer for services rendered during fiscal years 2014 and 2013.

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary ($) (1)	Incentive ($) (2)	Option Awards ($) (3)	All Other Compensation ($) (4)	Total ($)

Jeffrey C. O’Hara, CEO President	2014	160,000	21,500	-	21,506	203,006
	2013	160,000	-	-	21,222	181,222

Joseph P. Macaluso PAO	2014	126,042	5,500	-	9,539	141,081
	2013	110,000	-	-	6,471	116,471

(1)	The amounts shown in this column represent the dollar value of base cash salary earned by each named executive officer (“NEO”).

(2)	Incentive compensation for 2014 is pending Board approval. No incentive compensation was made to the NEO’s in 2013, and therefore no amounts are shown.

(3)
Amounts in this column represent the fair value required by ASC Topic 718 to be included in our financial statements for all options granted during that year (see Note 16 to Notes to the Consolidated Financial Statements).

(4)	The amounts shown in this column represent amounts for medical and life insurance as well as the Company’s match in the 401(k) Plan.

(5)
Mr. Michael Schirmer became COO of the Company effective May 12, 2014 with a base salary of $160,000. Mr Schirmer also received incentive stock options for 10,000 shares at an exercise price of $5.14 per share. In the event the Company is sold, Mr. Schirmer will receive nine (9) months of salary continuation, provided he does not receive a comparable position at the new company.

Item 11.       Executive Compensation (continued)

Grants of Plan-based Awards Table for Fiscal Year

There were no stock options granted during or for the 2014 fiscal year to our named executive officers.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth the outstanding stock option grants held by named executive officers at the end of the 2014 fiscal year. The option exercise price set forth in the table is based on the closing market price on the date of grant.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable (1)	Option Exercise Price ($)	Option Expiration Date

Joseph P. Macaluso	1,600	2,400	$6.59	12/14/16

Jeffrey C. O’Hara	5,000	-	$8.00	02/22/15
	9,000	6,000	$7.62	12/15/15

(1)	Options are exercisable, on a cumulative basis, 20% at or after each of the first, second, and third anniversary of the grant and 40% after the fourth year anniversary.

Employment Contracts and Termination of Employment and Change-in-Control

Except for Mr. Schirmer’s agreement (disclosed above), there are no employment contracts, compensatory plans or arrangements, including payments to be received from the Company with respect to any executive officer of Tel which would in any way result in payments to any such person because of his or her resignation, retirement or other termination of employment with the Company, any change in control of the Company or a change in the person's responsibilities following a change in control of the Company.

Options Exercised and Stock Vested During Fiscal Year 2014

No shares were acquired upon exercising options awards by our named executive officers (“NEOs”) during fiscal year 2014.

Options granted to NEOs are consistent with the terms of options granted to other employees pursuant to the Employee Stock Option Plans (see Note 15 of the Notes to the Consolidated Financial Statements). Options granted to NEOs may be tax sheltered to the grantee, and their value constitutes a charge to the Company (see Notes 2 and 16 to the Financial Statements).

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

The percentage of operating profits so determined is then distributed to senior employees, including NEOs and to a category  entitled  "incentive",  based on (a) the amount of the employee's base salary, (b) his contribution to the Company,  (c) the results of that contribution,  (d) an estimated amount of his  "special effort" on behalf of the Company, (e) his technical expertise, leadership, and management skills, and (f) the level of the overall  compensation paid employees performing similar work in competitive companies. For the year ended March 31, 2014, the CEO will receive $20,000 and the PAO will receive $5,000, pending Board approval.  No incentive awards were made to the NEOs for the year ended March 31, 2013.

Item 11.        Executive Compensation (continued)

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

Director Compensation

Directors who are not employees or officers of the Company receive $1,250 in cash and options, at the then market price, to purchase 1,000 shares of common stock for attendance at each in-person meeting and $625 in cash and options to purchase 500 shares for attendance at each formal telephonic meeting of the Board or of a standing committee.  Non-employee directors may elect annually to accept the foregoing compensation or waive the stock option element and receive the $2,500 in cash for attendance at the in-person meeting and $1,250 in cash for each formal telephone meeting. During fiscal year 2014 non-employee directors received the following compensation pursuant to this plan.

Name	Cash Compensation	Option Awards ($)(1)(2)	Total $
George J. Leon	$11,250	$-0-	$11,250
Robert A. Rice	$11,250	$-0-	$11,250
Robert H. Walker (3)	$11,250	$-0-	$11,250
Stephen A. Fletcher	$7,500	$-0-	$7,500

(1)	Amounts in this column, if any, represent the fair value required by ASC 718 to be included in our financial statements for all options granted during fiscal year 2014.
(2)	The numbers of currently exercisable options are set forth in the footnotes to Item 12 below.
(3)	Mr. Walker receives a monthly stipend of $2,400 for his additional responsibility as Chairman of the Board.

Compensation Policy

The Company does not believe that its compensation policies are reasonably likely to increase corporate risk or have a material adverse effect on the Company.

Item 12.        Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information known to the Company with respect to the beneficial ownership as of June 27, 2014, by (i) all persons who are beneficial owners of five percent (5%) or more of the Company’s Common Stock, (ii) each director and nominee, (iii) the executive officers, and (iv) all current directors and executive officers as a group.

Name and Address	Number of Shares Beneficially Owned		Percentage of Class (1)

Named Directors and Officers

Stephen A. Fletcher, Director	-0-	(2)	0%
20 Windham Hill
Mendon, NY 14506

George J. Leon, Director	465,171	(3)	14.3%
168 Redpath Avenue
Toronto, Ontario, Canada M4P 2K6

Jeffrey C. O’Hara, Director	251,156	(4)	7.7%
853 Turnbridge Circle
Naperville, IL 60540

Robert A. Rice, Director	119,404	(5)	3.7%
5 Roundabout Lane
Cape Elizabeth, ME 04107

Robert H. Walker, Director	82,553	(6)	2.5%
27 Vantage Court
Port Jefferson, NY 11777

Joseph P. Macaluso, PAO	25,113	(7)	0.8%
167 Tennis Court
Wall Township, NJ 07719

All Officers and Directors as a Group (6 persons)	916,479	(8)	28.6%

Mrs. Sadie Fletcher	656,907	(9)	20.2%
657 Downing Lane
Williamsville, NY 14221

Compenio Capital	181,000	(10)	5.6%
800 Westchester Avenue
Rye Brook, NY 10573

Vincent J. Dowling, Jr.	335,400	(11)	10.2%
54 Ledyard Road
West Hartford, CT 06117

Item 12.        Security Ownership of Certain Beneficial Owners and Management  (continued)

(1)
The class includes 3,251,387 shares outstanding in the calculation of the percentage of shares owned by a party. The common stock deemed to be owned by the named party, includes stock which is not outstanding but subject to currently exercisable options held by the individual named in accordance with Rule 13d-3(d)c) of the Exchange Act. The foregoing information is based on reports made by the named individuals.

(2)
Mr. Stephen A. Fletcher is the son of Mr. Harold K. Fletcher, former Chief Executive Officer and director of the Company. Mr. Stephen A. Fletcher is the son of Mrs. Sadie Fletcher who beneficially owns 656,907 shares by virtue of the Estate of Harold K. Fletcher. Mr. Fletcher disclaims beneficial ownership of the shares owned by the Estate of Harold K. Fletcher.

(3)
Includes 423,621 shares owned by the George Leon Family Trust, of which Mr. Leon is a beneficiary, and 9,200 shares subject to currently exercisable stock options. Mr. Leon acts as manager of the trust assets pursuant to an informal family, oral arrangement, and disclaims beneficial ownership of the shares owned by the trust.

(4)	Includes 14,000 shares subject to currently exercisable stock options owned by Mr. O’Hara.
(5)	Includes 9,500 shares subject to currently exercisable stock options owned by Mr. Rice.
(6)	Includes 9,500 shares subject to currently exercisable stock options owned by Mr. Walker.
(7)	Includes 1,600 shares subject to currently exercisable stock options owned by Mr. Macaluso.
(8)	Includes 43,800 shares subject to currently exercisable options held by all executive officers and directors of the Company (including those individually named above).
(9)
Represents 656,907 shares owned by the Estate of Harold K. Fletcher, former Chief Executive Officer and director of the Company. Mrs. Fletcher is the mother of Stephen A. Fletcher, a director of the Company.

(10)	Based on Schedule 13G filed with the SEC on February 14, 2014 and furnished to the Company.
(11)	Based on Schedule 13G filed with the SEC on February 13, 2014 and furnished to the Company.

                        Equity Compensation Plan Information

In March 2006, the Board of Directors adopted the 2006 Stock Option Plan (“the Plan”) which reserved for issuance options to purchase up to 250,000 shares of its Common Stock.  The stockholders approved the Plan at the December 2006 annual meeting.  The Plan, which has a term of ten years from the date of adoption, is administered by the Board of Directors or by a committee appointed by the Board of Directors. The selection of participants, allotment of shares, and other conditions related to the grant of options, to the extent not set forth in the Plan, are determined by the Board of Directors.  Options granted under the Plan are exercisable up to a period of 5 years from the date of grant at an exercise price which is not less than the fair market value of the common stock at the date of grant, except as to a stockholder owning 10% or more of the outstanding common stock of the Company, as to whom the exercise price must not be less than 110% of the fair market value of the common stock at the date of grant. Options are exercisable, on a cumulative basis, 20% at or after each of the first, second, and third anniversary of the grant and 40% after the fourth year anniversary.

At March 31, 2014, the Company had no individual employment agreements. On May 12, 2014, Mr. Michael Schirmer became COO of the Company with a base salary of $160,000. Mr Schirmer also received incentive stock options for 10,000 shares at an exercise price of $5.14 per share. In the event the Company is sold, Mr. Schirmer will receive nine (9) months of salary continuation, provided he does not receive a comparable position at the new company.

Item 12.       Security Ownership of Certain Beneficial Owners and Management  (continued)

Equity Compensation Plan Information (continued)

The following table provides information as of March 31, 2014 regarding compensation plans under which equity securities of the Company are authorized for issuance.

Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of options remaining available for future issuance under Equity Compensation Plans
Equity Compensation Plans approved by shareholders	88,000	$6.12	237,278
Equity Compensation Plans not approved by shareholders	--	--	--
Total	88,000	$6.12	237,278

* See Discussion above and Note 16 of Notes to the Consolidated Financial Statements.

Item 13.       Certain Relationships and Related Transactions

On February 22, 2010 the Company borrowed $250,000 in exchange for issuing Subordinated Notes to each of two Executive Officers and Directors in the amount of $125,000. Each officer and director also received 5,000 stock options at $8.00 per share, the market price at the date of grant. In September 2010, these officers/directors entered into an Intercreditor and Subordination agreement which subordinated their loans to the BCA Loan Agreement (see Note 9 to Notes to Consolidated Financial Statements).  The notes were to become due April 1, 2011 with an interest rate of 1% per month, payable on a monthly basis within 14 days of the end of each month. The Intercreditor  and Subordination Agreement amongst the parties precludes the payment of principal or interest under these subordinated notes unless and until the Senior Obligations have been paid in full or without the express written consent of Senior Lender.  The Subordinated Note Holders agree that the Company’s failure to pay the monthly interest amounts pursuant to the terms of the February 22, 2010 Subordinated Notes will not constitute an event of default on the Notes if the Company is precluded from making these payments pursuant to the limitations included in the loan agreement with BCA. During fiscal year 2012, the Company’s Chairman, at the time, passed away. His surviving spouse has retained this Subordinated Note and continues to acknowledge the terms. Interest expense amounted to $30,000 for the years ended March 31, 2014 and 2013, respectively.

In June 2013, a related party received a note payable from the Company in exchange for $100,000 which the Company used for working capital needs. On July 24, 2013, the related party converted its note payable in the amount of $100,000 into 31,348 shares of the Company’s common stock at a price of $3.187 per share. The price was approved by the board of directors (the “Board”) of the Company and was the same price as the 200,000 shares issued to the Private Investor upon the conversion of debt on May 31, 2013. The fair value of these shares at the date of conversion was $3.86 per share. As such, in July 2013, the Company recorded additional interest expense of $21,003.

Item 14.        Principal Accountant Fees and Services

For the fiscal years ended March 31, 2014 and 2013, professional services were performed by BDO USA, LLP, the Company’s independent registered public accountant.  Fees for those years were as follows:

	2014	2013

Audit Fees	$118,000	$117,500
Audit-Related Fees	-	-
Total Audit and Audit-Related Fees	118,000	117,500
Tax Fees	-	-
All Other Fees	-	-

Total	$118,000	$117,500

Audit Fees.  This category includes the audit of the Company’s consolidated financial statements and reviews of the financial statements included in the Company’s Quarterly Reports on Form 10-Q.  It also includes advice on accounting matters that arose during, or as a result of, the audit or the review of interim financial statements, and services which are normally provided in connection with regulatory filings, or in an auditing engagement.

Audit Related Fees, tax and other fees.  No fees under these categories were paid to BDO USA, LLP in 2014 and 2013.

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

*	(3.1)	Tel-Instrument Electronics Corp's Certificate of Incorporation, as amended.
*	(3.2)	Tel-Instrument Electronics Corp's By-Laws, as amended.
*	(3.3)	Tel-Instrument Electronics Corp's Restated Certificate of Incorporation dated November 8, 1996.
*	(4.1)	Specimen of Tel-Instrument Electronics Corp's Common Stock Certificate.
*	(10.2)	10% convertible subordinated note between Registrant and Harold K. Fletcher.
*	(10.3)	Purchase agreement between Registrant and Innerspace Technology
*	(10.4)	Agreement between Registrant and Semaphore Capital Advisors, LLC
*	(10.5)	2006 Stock Option Plan
*	(10.6)	Subordinated Note Between Registrant and Harold K. Fletcher
*	(10.7)	Subordinated Note Between Registrant and Jeffrey C. O’Hara
*	(10.8)	Shareholder Purchase Agreement between the Registrant and Harold K. Fletcher
*	(10.9)	Shareholder Purchase Agreement between the Registrant and Jeffrey C. O’Hara
*	(10.10)	Shareholder Purchase Agreement between the Registrant and George Leon
*	(10.11)	Loan Agreement with BCA Mezzanine Fund, LLP and Amendments 1-3
*	(10.12)	Intercreditor and Subordination Agreement among Harold. K. Fletcher, Jeffrey C. O’Hara and BCA Mezzanine Fund, LLP.
*	(10.13)	Subscription Agreement between Registrant and Subscriber, dated November 8, 2012
	(23.1)	Consent of Independent Registered Public Accounting Firm
	(31.1)	Certification by CEO pursuant to Rule 15d-14 under the Securities Exchange Act.
	(31.2)	Certification by PAO pursuant to Rule 15d-14 under the Securities Exchange Act.
	(32.1)	Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	(32.2)	Certification by PAO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	101.INS	XBRL Instance Document
	101.SCH	Taxonomy Extension Schema Document
	101.CAL	Taxonomy Extension Calculation Linkbase Document
	101.DEF	Taxonomy Extension Definition Linkbase Document
	101.LAB	Taxonomy Extension Label Linkbase Document
	101.PRE	Taxonomy Extension Presentation Linkbase Document

*	Incorporated by reference to previously filed documents.

            The Company will furnish to a stockholder, upon request, any exhibit at cost.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEL-INSTRUMENT ELECTRONICS CORP
(Registrant)

Dated: June 30, 2014	By:	/s/ Jeffrey C. O’Hara
Jeffrey C. O’Hara
CEO and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated and by signature hereto.

Signature	Title	Date

/s/ Jeffrey C. O’Hara	CEO, President, and Director	June 30, 2014
Jeffrey C. O’Hara

/s/ Joseph P. Macaluso	Principal Accounting Officer	June 30, 2014
Joseph P. Macaluso

/s/ Stephen A. Fletcher	Director	June 30, 2014
Stephen A. Fletcher

/s/ George J. Leon	Director	June 30, 2014
George J. Leon

/s/ Robert A. Rice	Director	June 30, 2014
Robert A. Rice

/s/ Robert H. Walker	Chairman of the Board, Director	June 30, 2014
Robert H. Walker