Form 10-Q
period 2014-06-30
TEL INSTRUMENT ELECTRONICS CORP
filed 2014-08-13
CIK 96885

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2014

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

As of August 12, 2014, there were 3,251,387 shares outstanding of the registrant’s common stock.

TEL-INSTRUMENT ELECTRONICS CORP

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

TEL-INSTRUMENT ELECTRONICS CORP
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2014	March 31, 2014
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$202,458	232,118
Accounts receivable, net	844,712	2,095,640
Inventories, net	4,568,538	4,025,391
Prepaid expenses and other current assets	580,220	263,592
Deferred financing costs	108,321	108,321
Deferred income tax asset	1,089,538	1,089,538
Total current assets	7,393,787	7,814,600

Equipment and leasehold improvements, net	392,945	450,873
Deferred financing costs – long-term	21,062	48,142
Deferred income tax asset – non-current	2,386,250	2,273,068
Other long-term assets	47,670	47,670
Total assets	10,241,714	10,634,353

LIABILITIES & STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	745,090	718,848
Capital lease obligations – current portion	37,183	53,608
Accounts payable and accrued liabilities	3,329,588	3,332,181
Progress billings	775,475	775,475
Deferred revenues – current portion	4,226	37,452
Accrued payroll, vacation pay and payroll taxes	473,174	444,238
Total current liabilities	5,364,736	5,361,802

Subordinated notes payable - related parties	250,000	250,000
Capital lease obligations – long-term	17,345	21,320
Long-term debt, net of debt discount	445,089	596,526
Deferred revenues – long-term	133,650	133,650
Warrant liability	488,190	354,309
Other long-term liabilities	54,000	56,100
Total liabilities	6,753,010	6,773,707

Commitments

Stockholders' equity:
Common stock, par value $0.10 per share, 3,251,387 shares issued and outstanding as of June 30, 2014 and March 31, 2014	325,136	325,136
Additional paid-in capital	7,999,163	7,987,100
Accumulated deficit	(4,835,595)	(4,451,590)
Total stockholders' equity	3,488,704	3,860,646
Total liabilities and stockholders' equity	$10,241,714	$10,634,353

See accompanying notes to condensed consolidated financial statements.

TEL-INSTRUMENT ELECTRONICS CORP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	June 30, 2014	June 30, 2013

Net sales	$3,129,076	$3,199,975
Cost of sales	2,008,859	2,013,817

Gross margin	1,120,217	1,186,158

Operating expenses:
Selling, general and administrative	879,193	653,250
Engineering, research and development	483,896	480,377
Total operating expenses	1,363,089	1,133,627

Income (loss) from operations	(242,872)	52,531

Other income (expense):
Amortization of debt discount	(30,874)	(22,987)
Amortization of deferred financing costs	(27,080)	(27,080)
Change in fair value of common stock warrants	(133,881)	24,572
Loss on extinguishment of debt	-	(26,600)
Interest expense	(62,480)	(104,077)
Total other income (expense)	(254,315)	(156,172)

Loss before income taxes	(497,187)	(103,641)

Income tax benefit	(113,182)	(17,869)

Net loss	$(384,005)	$(85,772)

Net loss per share:
Basic loss per common share	$(0.12)	$(0.03)
Diluted loss per common share	$(0.12)	$(0.03)

Weighted average shares outstanding:
Basic	3,251,387	3,079,871
Diluted	3,251,387	3,079,871

See accompanying notes to condensed consolidated financial statements.

TEL-INSTRUMENT ELECTRONICS CORP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended
	June 30, 2014	June 30, 2013

Cash flows from operating activities:
Net loss	$(384,005)	$(85,772)
Adjustments to reconcile net loss to net cash used in operating activities:
Deferred income taxes	(113,182)	(17,869)
Depreciation and amortization	45,062	53,351
Provision for inventory obsolescence	5,000	-
Amortization of debt discount	30,874	22,987
Amortization of deferred financing costs	27,080	27,080
Loss on extinguishment of debt	-	26,600
Change in fair value of common stock warrant	133,881	(24,572)
Non-cash stock-based compensation	12,063	16,358

Changes in assets and liabilities:
Decrease (increase) in accounts receivable	1,250,928	(412,173)
(Increase) decrease in inventories, net	(534,136)	763,938
(Increase) decrease in prepaid expenses & other	(316,628)	28,810
Decrease in accounts payable and other accrued liabilities	(2,593)	(1,301,001)
Increase (decrease) in accrued payroll, vacation pay & withholdings	28,936	(10,618)
Decrease in deferred revenues	(33,226)	(7,339)
Increase in progress billings	-	858,050
Decrease in other long-term liabilities	(2,100)	-
Net cash provided by (used in) operating activities	147,954	(62,170)

Cash flows from investing activities:
Purchases of equipment	(1,145)	-
Net cash used in investing activities	(1,145)	-

Cash flows from financing activities:
Proceeds from note payable – related party	-	100,000
Repayment of long-term debt	(156,069)	(136,540)
Repayment of capitalized lease obligations	(20,400)	(17,637)
Net cash used in financing activities	(176,469)	(54,177)

Net decrease in cash and cash equivalents	(29,660)	(116,347)
Cash and cash equivalents at beginning of period	232,118	310,297
Cash and cash equivalents at end of period	$202,458	$193,950

Supplemental cash flow information:
Taxes paid	$20,500	$-
Interest paid	$53,556	$101,554

Supplemental non-cash information:
Converted debt to equity	$-	$600,000
Converted accrued interest to equity	$-	$37,400

See accompanying notes to condensed consolidated financial statements.

TEL-INSTRUMENT ELECTRONICS CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 – Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of Tel-Instrument Electronics Corp (the “Company” or “TIC”) as of June 30, 2014, the results of operations for the three months ended June 30, 2014 and June 30, 2013, and statements of cash flows for the three months ended June 30, 2014 and June 30, 2013. These results are not necessarily indicative of the results to be expected for the full year.  The financial statements have been prepared in accordance with the requirements of Form 10-Q and consequently do not include disclosures normally made in an Annual Report on Form 10-K.  The March 31, 2014 balance sheet included herein was derived from the audited financial statements included in the Company’s Annual Report on Form 10-K as of that date.  Accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2014 , as filed with the United States Securities and Exchange Commission (the “SEC”) on June 30, 2014.

Note 2 – Summary of Significant Accounting Policies

During the three months ended June 30, 2014, there have been no material changes in the Company’s significant accounting policies to those previously disclosed in the Company’s Annual Report on Form 10-K for the year ended March 31, 2014, as filed with the SEC on June 30, 2014.

Note 3 – Accounts Receivable, net

The following table sets forth the components of accounts receivable:

	June 30, 2014	March 31, 2014
Government	$552,100	$1,982,215
Commercial	319,894	140,707
Less: Allowance for doubtful accounts	(27,282)	(27,282)
	$844,712	$2,095,640

Note 4 – Inventories, net

Inventories consist of:

	June 30, 2014	March 31, 2014

Purchased parts	$3,169,621	$3,085,070
Work-in-process	1,597,284	1,134,714
Finished goods	11,633	10,607
Less: Inventory reserve	(210,000)	(205,000)
	$4,568,538	$4,025,391

Note 5 – Loss Per Share

Net loss per share has been computed according to FASB ASC 260, “Earnings per Share,” which requires a dual presentation of basic and diluted loss per share (“EPS”). Basic EPS represents net loss divided by the weighted average number of common shares outstanding during a reporting period. Diluted EPS reflects the potential dilution that could occur if securities, including warrants and options, were converted into common stock. The dilutive effect of outstanding warrants and options is reflected in earnings per share by use of the treasury stock method. In applying the treasury stock method for stock-based compensation arrangements, the assumed proceeds are computed as the sum of the amount the employee must pay upon exercise and the amounts of average unrecognized compensation costs attributed to future services.

TEL-INSTRUMENT ELECTRONICS CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 5 – Loss Per Share (continued)

Diluted loss per share for the three months ended June 30, 2014 and 2013 does not include common stock equivalents, as these stock equivalents would be anti-dilutive.

	Three Months Ended	Three Months Ended
	June 30, 2014	June 30, 2013
Basic net loss per share computation:
Net loss	$(384,005)	$(85,772)
Weighted-average common shares outstanding	3,251,387	3,079,871
Basic net loss per share	$(0.12)	$(0.03)
Diluted net loss per share computation:
Net loss	$(384,005)	$(85,772)
Weighted-average common shares outstanding	3,251,387	3,079,871
Incremental shares attributable to the assumed exercise of outstanding stock options	-	-
Total adjusted weighted-average shares	3,251,387	3,079,871
Diluted net loss per share	$(0.12)	$(0.03)

For the three months ended June 30, 2014 and 2013, all outstanding warrants and options were excluded from the computation of diluted loss per share because their effect would be anti-dilutive.

Note 6 – Long-Term Debt

In September 2010, the Company entered into an agreement with BCA Mezzanine Fund LLP (“BCA”) to loan the Company $2,500,000 in the form of a Promissory Note (the “Note”).  The Note contains a number of affirmative and negative covenants which restrict our operations.  For the quarter ended June 30, 2014, the Company was not in compliance with two of the four covenants related to maintaining agreed upon financial ratios for fixed charges and debt service. On August 11, 2014 the Company received a waiver from BCA on each of the above mentioned covenants.

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

TEL-INSTRUMENT ELECTRONICS CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 7 – Segment Information (continued)
The table below presents information about reportable segments within the avionics business for the three month periods ending June 30, 2014 and 2013:

Three Months Ended June 30, 2014	Avionics Government	Avionics Commercial	Avionics Total	Corporate Items	Total
Net sales	$2,520,723	$608,353	$3,129,076	-	$3,129,076
Cost of sales	1,514,415	494,444	2,008,859	-	2,008,859
Gross margin	1,006,308	113,909	1,120,217	-	1,120,217

Engineering, research, and development			483,896	-	483,896
Selling, general and administrative			292,383	586,810	879,193
Amortization of debt discount			-	30,874	30,874
Amortization of deferred financing costs			-	27,080	27,080
Change in fair value of common stock warrants			-	133,881	133,881
Interest expense, net			-	62,480	62,480
Total expenses			776,279	841,125	1,617,404

Income (loss) before income taxes			$343,938	$(841,125)	$(497,187)

Three Months Ended June 30, 2013	Avionics Government	Avionics Commercial	Avionics Total	Corporate Items	Total
Net sales	$2,802,842	$397,133	$3,199,975	-	$3,199,975
Cost of sales	1,662,246	351,571	2,013,817	-	2,013,817
Gross margin	1,140,596	45,562	1,186,158	-	1,186,158

Engineering, research, and development			480,377		480,377
Selling, general, and administrative			264,145	389,105	653,250
Amortization of debt discount			-	22,987	22,987
Amortization of deferred financing costs			-	27,080	27,080
Loss on extinguishment of debt			-	26,600	26,600
Change in fair value of common stock warrants			-	(24,572)	(24,572)
Interest (income) expense, net			-	104,077	104,077
Total expenses			744,522	545,277	1,289,799

Income (loss) before income taxes			$441,636	$(545,277)	$(103,641)

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

The tax effect of temporary differences, primarily net operating loss carryforwards, asset reserves and accrued liabilities, gave rise to the Company’s deferred tax asset in the accompanying June 30, 2014 and March 31, 2014 condensed consolidated balance sheets.  Deferred income taxes are recognized for the tax consequence of such temporary differences at the enacted tax rate expected to be in effect when the differences reverse.

TEL-INSTRUMENT ELECTRONICS CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 9 – Fair Value Measurements

FASB ASC 820-10, Fair Value Measurements and Disclosures (“ASC 820-10”) defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosures about fair value measurements.

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as of June 30, 2014 and March 31, 2014.  As required by ASC 820-10, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

   TEL-INSTRUMENT ELECTRONICS CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 9 – Fair Value Measurements (continued)

The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

June 30, 2014	Level I	Level II	Level III	Total
Total Assets	$-	$-	$-	$-

Warrant liability	-	-	488,190	488,190
Total Liabilities	$-	$-	$488,190	$488,190

March 31, 2014	Level I	Level II	Level III	Total
Total Assets	$-	$-	$-	$-

Warrant liability	-	-	354,309	354,309
Total Liabilities	$-	$-	$354,309	$354,309

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

The following table provides a summary of the changes in fair value of our Level 3 financial liabilities from March 31, 2014 through June 30, 2014, as well as the portion of gains or losses included in income attributable to unrealized gains or losses related to the liability held at June 30, 2014:

Level 3 Reconciliation	Beginning at beginning of period	Gains and losses for the period (realized and unrealized)	Purchases, issuances, sales and settlements, net	Transfers in or out of Level 3	Balance at the end of period

Warrant liability	354,309	133,881	-	-	488,190
Total Liabilities	$354,309	$133,881	$-	$-	$488,190

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

TEL-INSTRUMENT ELECTRONICS CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 9 – Fair Value Measurements (continued)

Values at March 31, 2014

Date of Warrant	Expiration Date	Number of Warrants	Exercise Price	Fair Market Value Per Share	Expected Volatility	Remaining Life in Years	Risk Free Interest Rate	Warrant Liability
09-10-2010	09-10-2019	136,920	$6.70	$4.42	43.35%	5.45	1.73%	$123,564
09-10-2010	09-10-2015	10,416	$6.70	$4.42	43.35%	1.45	0.44%	$2,498
07-26-2012	09-10-2019	50,000	$3.35	$4.42	43.35%	5.45	1.73%	$77,626
07-26-2012	09-10-2019	20,000	$3.35	$4.42	43.35%	5.45	1.73%	$31,050
11-20-2012	09-10-2019	20,000	$3.56	$4.42	43.35%	5.45	1.73%	$29,892
02-14-2013	09-10-2019	20,000	$3.58	$4.42	43.35%	5.45	1.73%	$29,310
07-12-2013	09-10-2019	20,000	$3.33	$4.42	43.35%	5.45	1.73%	$31,163
08-12-2013	09-10-2019	20,000	$3.69	$4.42	43.35%	5.45	1.73%	$29,206

Values at June 30, 2014

Date of Warrant	Expiration Date	Number of Warrants	Exercise Price	Fair Market Value Per Share	Expected Volatility	Remaining Life in Years	Risk Free Interest Rate	Warrant Liability
09-10-2010	09-10-2019	136,920	$6.70	$5.44	42.56%	5.20	1.62%	$174,114
09-10-2010	09-10-2015	10,416	$6.70	$5.44	42.56%	1.20	0.47%	$4,415
07-26-2012	09-10-2019	50,000	$3.35	$5.44	42.56%	5.20	1.62%	$105,124
07-26-2012	09-10-2019	20,000	$3.35	$5.44	42.56%	5.20	1.62%	$42,049
11-20-2012	09-10-2019	20,000	$3.56	$5.44	42.56%	5.20	1.62%	$40,624
02-14-2013	09-10-2019	20,000	$3.58	$5.44	42.56%	5.20	1.62%	$39,902
07-12-2013	09-10-2019	20,000	$3.33	$5.44	42.56%	5.20	1.62%	$42,189
08-12-2013	09-10-2019	20,000	$3.69	$5.44	42.56%	5.20	1.62%	$39,773

The volatility calculation was based on the 54 months for the Company’s stock price prior to the measurement date, utilizing January 1, 2010 as the initial period, as the Company believes that this is the best indicator of future performance, and the source of the risk free interest rate is the US Treasury rate.  The exercise price is per the agreement, the fair market value is the closing price of our stock on the date of measurement, and the expected life is based on management’s current estimate of when the warrants will be exercised.  All inputs to the Black-Scholes options model are evaluated each reporting period.

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

In December 2009, the Kansas District Court dismissed on jurisdiction grounds the Aeroflex Action. Aeroflex appealed this decision. In May 2012, the Kansas Supreme Court reversed the decision and remanded the Aeroflex Action to the District Court for further proceedings. The Company has been in engaged in discovery and depositions for the last two quarters, which has resulted in substantially higher legal expense. The case is currently set for trial on May 19, 2015, but this date may continue to slip. Tel is optimistic as to the outcome of this litigation. However, the outcome of any litigation is unpredictable and an adverse decision in this matter could have a material adverse effect on our financial condition, results of operations or liquidity.

On October 9, 2013, the SEC notified the Company that it may be in violation of Section 16(a) for failure to accurately and timely file beneficial ownership reports (the “Filings”) for certain officers and directors.  The Company accepted responsibility for filing all such reports on behalf of each officer and director.

The Company apparently made certain coding errors with respect to certain of the Filings, in addition to, not filing within two business days of a reportable transaction as reported by an officer or director. Based on the above, the SEC notified the Company that it may be in violation of Section 16(a). Currently, all transactions by the Holders have been disclosed with the SEC and the Company believes that the transactions which required timely Section 16(a) reports did not involve a material amount of equity securities.  Additionally, no sales were made by any officer or director and the violation is related to disclosure only.

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

Note 12 – New Accounting Pronouncements

In May 2014, the FASB issued Accounting Standard Update No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” (“ASU 2014-09”). ASU 2014-09 outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. This ASU is effective for annual reporting periods beginning after December 15, 2016 and early adoption is not permitted. Accordingly, the Company will adopt this ASU on April 1, 2017. Companies may use either a full retrospective or modified retrospective approach to adopt this ASU and management is currently evaluating which transition approach to use. The Company is currently assessing the impact that adopting this new accounting guidance will have on its condensed consolidated financial statements and footnote disclosures.

No other recently issued accounting pronouncements had or are expected to have a material impact on the Company’s condensed consolidated financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This quarterly report on Form 10-Q and other reports filed by the Company from time to time with the SEC contain or may contain forward-looking statements (collectively the “Filings”) and information that are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management.  Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof.  When used in the Filings, the words “anticipate”, “believe”, “estimate”, “expect”, “future”, “intend”, “plan”, or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements.  Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including the risks contained in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended March 31, 2014, filed with the SEC on June 30, 2014, relating to the Company’s industry, the Company’s operations and results of operations, and any businesses that the Company may acquire.  Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

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

Overview

As previously announced, revenues for the first quarter of fiscal year 2015 were comparable to revenues for the first quarter of fiscal year 2014.

The Company had also announced the receipt of full rate production approval for the U.S. Army TS-4530A KITS with expected deliveries of about $450k per month, which commenced in July 2014. The U.S. Army is still working to secure production approval for the complete SETS, but this could take several additional months. As of June 30, 2014, the Company has open orders for 2,350 kits and 687 sets, totaling $19.5 million. The Company also began shipping the first U.S. Navy ITATS production units in July 2014. As of June 30, 2014, the Company has open orders for the AN/ARM-206 (ITATS) for 102 units at a contract value of $5.7 million, including additional enhancements. The Company continues to ship the AN/USM-708 CRAFT test sets and should complete the shipment of all of the Ship in Place units by August 2014.  In October 2013, the Company received an additional contract for the CRAFT program with a maximum value of $9.5 million. The order is a not-to-exceed $9.5 million fixed-price, indefinite-delivery/indefinite-quantity (“IDIQ”) contract for the manufacture and delivery of communications/navigation radio frequency avionics flight line tester CRAFT AN/USM-708 and/or AN/USM-719. This contract is in support of the U.S. Navy, U.S. Marine Corps, U.S. Army and various Foreign Military Sales customers under the Foreign Military Sales program. This follow-on contract further strengthens our position in the industry as the predominant supplier of Mode 5 test equipment. The CRAFT unit has been well received by the end users and we look forward to working with the U.S. Navy on this program, and we believe our CRAFT unit will be the Mode 5 test set of choice for a number of years. The Company has received delivery orders against this new contract for the additional test sets at a total value of $4.1 million. The Company currently has open orders for the AN/USM-708 and AN/USM-719 for 331 units, totaling $8.5million, and an option to purchase up to $5.4 million of additional units.

As such, we anticipate improvement in revenues and profitability for the remainder of fiscal year 2015. The revenue increase from the TS-4530A and ITATS shipments will also enhance the Company’s liquidity position.

For the three months ended June 30, 2014, the Company recorded an operating loss of $242,872 as compared to an operating profit of $52,531 for the three months ended June 30, 2013. For the three months ended June 30, 2014, the Company recorded a loss before taxes of $497,187 as compared to a loss before taxes of $103,641 for the three months ended June 30, 2013.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Overview (continued)

As a result of the substantial operating losses incurred in fiscal year 2013, the Company was not in compliance with the NYSE-MKT’s (the “Exchange”) continued listing standards. The Company also received a letter from the staff of the Exchange that, based on the Company’s financial statements at March 31, 2013, the Company was no longer in compliance with the minimum stockholders’ equity requirement of $4.0 million, and had also reported net losses in three of its last four fiscal years, as set forth in Section 1003(a)(ii) of the NYSE MKT Company Guide. On July 17, 2014, based on the review of publicly available and Section 1009(f) of the NYSE MKT Company Guide, the Exchange has indicated that the Company had resolved the continued listing deficiencies with respect to both Sections 1003(a)(ii) and 1003(4)(iv) of the Company Guide, since it has reported net income for the fiscal year ended March 31, 2014 and demonstrated that it has remedied its financial impairment. As is the case with all listed issuers on the NYSE-MKT, the Company’s continued listing eligibility will be assessed on an ongoing basis.

At June 30, 2014, the Company’s backlog was approximately $36.0 million as compared to approximately $34.2 million at June 30, 2013.

Based on existing and expected production releases, the Company believes that it will have adequate liquidity, and backlog to fund operating plans for at least the next twelve months.  Currently, the Company has no material future capital expenditure requirements. However, there can be no assurances that the Company will achieve profitability or will not require additional financing.

Results of Operations

Sales

For the three months ended June 30, 2014, sales decreased $70,899 (2.2%) to $3,129,076 as compared to $3,199,975 for the three months ended June 30, 2013.

Avionics government sales decreased $282,119 (10.1%) to $2,520,723 for the three months ended June 30, 2014 as compared to $2,802,842 for the three months ended June 30, 2013. This decrease is mostly attributed to the lower shipments for the TS-4530A program, as well as lower sales for the Company’s legacy products.  These reductions were partially offset by the increased revenues associated with the CRAFT program. In the prior year, the Company was able to ship against a partial release from the U.S. Army. The Company did not receive a full production release from the U.S. Army for kits until June 29, 2014.  The Company resumed shipment of the kits for the U.S. Army TS-4530A program in July 2014, and, as such, believes that sales will increase over the remainder of the fiscal year.

Commercial sales increased $211,220 (53.2%) to $608,353 for the three months ended June 30, 2014 as compared to $397,133 for the three months ended June 3, 2013.   The increase in sales is primarily attributed to parts availability as the Company was able to reduce its backlog for its commercial products as well as increased sales from the overhaul and repairs business. The economic conditions in the commercial market remain depressed and, therefore, this increase in commercial sales cannot be considered a trend.

Gross Margin

Gross margin decreased $65,941 (5.6%) to $1,120,217 for the three months ended June 30, 2014 as compared to $1,186,158 for the three months ended June 30, 2013. Gross profit was affected by higher labor and overhead variances due in part to additional staffing associated with the startup of the TS-4530A and ITATS programs. The gross margin percentage for the three months ended June 30, 2014 was 35.8%, as compared to 37.1% for the three months ended June 30, 2013.

Operating Expenses

Selling, general and administrative expenses increased $225,943 (34.6%) to $879,193 for the three months ended June 30, 2013 as compared to $653,250 for the three months ended June 30, 2013. This increase was primarily attributed to an increase in professional fees, mostly higher legal costs associated with the Aeroflex litigation.

Engineering, research and development expenses increased $3,519 (0.7%) to $483,896 for the three months ended June 30, 2014 as compared to $480,377 for the three months ended June 30, 2013. While the Company has completed development on its major programs, research and development resources have now been focused on new product development and enhancements to existing products.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Income (Loss) From Operations

As a result of the above, the Company recorded an operating loss of $242,872 for the three months ended June 30, 2014, as compared to operating income of $52,531 for the three months ended June 30, 2013.

Other Income (Expense), Net

For the three months ended June 30, 2014, total other expense was $254,315 as compared to other expense of $156,172 for the three months ended June 30, 2013. This change is primarily due to the higher non-cash loss on the change in the valuation of common stock warrants as compared to the prior period last year offset partially by lower interest expense.

Loss before Income Taxes

As a result of the above, the Company recorded a loss before income taxes of $497,187 for the three months ended June 30, 2014 as compared to a loss before taxes of $103,641 for the three months ended June 30, 2013.

Income Tax Benefit

For the three months ended June 30, 2014, the Company recorded an income tax benefit of $113,182 as compared to an income tax benefit of $17,869 for the three months ended June 30, 2013.  These amounts represent the statutory federal and state tax rate on the Company’s loss before taxes.

Net Loss

As a result of the above, the Company recorded a net loss of $384,005 for the three months ended June 30, 2014, as compared to a net loss of $85,772 for the three months ended June 30, 2013.

Liquidity and Capital Resources

At June 30, 2014, the Company had net working capital of $2,029,051 as compared to $2,452,798 at March 31, 2014. This change is primarily the result of the decrease in accounts receivable offset partially by an increase in inventories.

During the three months ended June 30, 2014, the Company’s cash balance decreased by $29,660 to $202,458.  The Company’s principal sources and uses of funds were as follows:

Cash provided by (used in) operating activities. For the three months ended June 30, 2014, the Company provided $147,954 in cash for operations as compared to using $62,170 in cash for operations for the three months ended June 30, 2013.  This improvement is the result of the reduction in accounts receivable offset partially by the increase in inventories and the lower change in accounts payable and accrued liabilities.

Cash used in investing activities.  For the three months ended June 30, 2014, the Company used $1,145 of its cash for investing activities, as compared to $-0-  for the three months ended June 31, 2013 as result of lower purchases of equipment.

Cash used in financing activities. For the three months ended June 30, 2014, the Company used $176,469 in financing activities as compared to using $54,177 for the three months ended June 30, 2013.  This is the result of lower proceeds from notes payable. For the three months ended June 30, 2013, the Company received net proceeds from a related party note payable in the amount of $100,000.

Based on existing and expected production releases, the Company believes that it will have adequate liquidity, and backlog to fund operating plans for at least the next twelve months.  Currently, the Company has no material future capital expenditure requirements. However, there can be no assurances that the Company will achieve profitability or will not require additional financing.

There was no significant impact on the Company’s operations as a result of inflation for the three months ended June 30, 2014.

These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2014, filed with the SEC on June 30, 2014.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Off-Balance Sheet Arrangements

As of June 30, 2014, the Company had no off-balance sheet arrangements.

Critical Accounting Policies

Our critical accounting policies are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended March 31, 2014, as filed with the SEC on June 30, 2014. There have been no changes in our critical accounting policies. Our significant accounting policies are described in our notes to the 2014 consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2014, as filed with the SEC on June 30, 2014.

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

In December 2009, the Kansas District Court dismissed on jurisdiction grounds the Aeroflex Action. Aeroflex appealed this decision. In May 2012, the Kansas Supreme Court reversed the decision and remanded the Aeroflex Action to the District Court for further proceedings. The Company has been in engaged in discovery and depositions for the last two quarters, which has resulted in substantially higher legal expense. The case is currently set for trial on May 19, 2015, but this date may continue to slip. Tel is optimistic as to the outcome of this litigation. However, the outcome of any litigation is unpredictable and an adverse decision in this matter could have a material adverse effect on our financial condition, results of operations or liquidity.

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

Item 1A.  Risk Factors.

We believe there are no changes that constitute material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2014, filed with the SEC on June 30, 2014.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company’s equity securities during the quarter ended June 30, 2014, other than those previously reported in a Current Report on Form 8-K.

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

TEL-INSTRUMENT ELECTRONICS CORP.

Date: August 13, 2014	By:	/s/ Jeffrey C. O’Hara
Name: Jeffrey C. O’Hara
Title: Chief Executive Officer Principal Executive Officer

Date: August 13, 2014	By:	/s/ Joseph P. Macaluso
Name: Joseph P. Macaluso
Title: Principal Financial Officer Principal Accounting Officer