Form 10-Q
period 2014-09-30
TEL INSTRUMENT ELECTRONICS CORP
filed 2014-11-14
CIK 96885

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2014

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

As of November 12, 2014, there were 3,251,387 shares outstanding of the registrant’s common stock.

TEL-INSTRUMENT ELECTRONICS CORP.

PART I – FINANCIAL INFORMATION
Item 1.  Financial Statements.

TEL-INSTRUMENT ELECTRONICS CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2014	March 31, 2014
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$243,146	232,118
Accounts receivable, net	542,624	2,095,640
Inventories, net	4,544,267	4,025,391
Prepaid expenses and other current assets	549,930	263,592
Deferred financing costs	102,303	108,321
Deferred income tax asset	1,089,538	1,089,538
Total current assets	7,071,808	7,814,600

Equipment and leasehold improvements, net	353,583	450,873
Deferred financing costs – long-term	-	48,142
Deferred income tax asset – non-current	2,513,198	2,273,068
Other long-term assets	47,670	47,670
Total assets	9,986,259	10,634,353

LIABILITIES & STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt, net of debt discount	202,759	718,848
Capital lease obligations – current portion	20,895	53,608
Accounts payable and accrued liabilities	3,617,674	3,332,181
Progress billings	592,156	775,475
Deferred revenues – current portion	36,041	37,452
Accrued payroll, vacation pay and payroll taxes	491,953	444,238
Total current liabilities	4,961,478	5,361,802

Subordinated notes payable - related parties	250,000	250,000
Capital lease obligations – long-term	13,231	21,320
Long-term debt	854,361	596,526
Deferred revenues – long-term	133,650	133,650
Warrant liability	460,389	354,309
Other long-term liabilities	51,900	56,100
Total liabilities	6,725,009	6,773,707

Commitments

Stockholders' equity:
Common stock, 4,000,000 shares authorized, par value $.10 per share, 3,253,887 and 3,251,387 shares issued and outstanding, respectively	325,386	325,136
Additional paid-in capital	8,019,654	7,987,100
Accumulated deficit	(5,083,790)	(4,451,590)
Total stockholders' equity	3,261,250	3,860,646
Total liabilities and stockholders' equity	$9,986,259	$10,634,353

See accompanying notes to condensed consolidated financial statements.

TEL-INSTRUMENT ELECTRONICS CORP.
 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013

Net sales	$3,587,674	$4,034,581	6,716,750	$7,234,556
Cost of sales	2,718,330	2,758,832	4,727,189	4,772,649

Gross margin	869,344	1,275,749	1,989,561	2,461,907

Operating expenses:
Selling, general and administrative	660,034	671,410	1,539,227	1,324,660
Engineering, research and development	497,726	448,572	981,622	928,949
Total operating expenses	1,157,760	1,119,982	2,520,849	2,253,609

Income (loss) from operations	(288,416)	155,767	(531,288)	208,298

Other income (expense):
Amortization of debt discount	(30,061)	(25,600)	(60,935)	(48,587)
Loss on extinguishment of debt	-	-	-	(26,600)
Amortization of deferred financing costs	(27,080)	(27,080)	(54,160)	(54,160)
Change in fair value of common stock warrants	27,801	(67,345)	(106,080)	(42,773)
Interest income	-	34	-	34
Interest expense	(57,387)	(97,390)	(119,867)	(201,467)
Total other income (expense)	(86,727)	(217,381)	(341,042)	(373,553)

Loss before income taxes	(375,143)	(61,614)	(872,330)	(165,255)

Income tax expense (benefit)	(126,948)	10,860	(240,130)	(7,009)

Net loss	$(248,195)	$(72,474)	$(632,200)	$(158,246)

Basic loss per common share	$(0.08)	$(0.02)	$(0.19)	$(0.05)
Diluted loss per common share	$(0.08)	$(0.02)	$(0.19)	$(0.05)

Weighted average shares outstanding:
Basic	3,252,702	3,235,250	3,252,048	3,157,985
Diluted	3,252,702	3,235,250	3,252,048	3,157,985

See accompanying notes to condensed consolidated financial statements.

TEL-INSTRUMENT ELECTRONICS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended
	September 30, 2014	September 30, 2013

Cash flows from operating activities:
Net loss	$(632,200)	$(158,246)
Adjustments to reconcile net loss to net cash used in operating activities:
Deferred income taxes	(240,130)	(7,519)
Depreciation and amortization	89,790	104,365
Provision for inventory obsolescence	5,000	-
Amortization of debt discount	60,935	48,587
Amortization of deferred financing costs	54,160	54,160
Loss on extinguishment of debt	-	26,600
Change in fair value of common stock warrant	106,080	42,773
Non-cash interest associated with conversion of note	-	21,003
Non-cash stock-based compensation	20,904	32,161

Changes in assets and liabilities:
Decrease (increase) in accounts receivable	1,553,016	(810,779)
(Increase) decrease in inventories, net	(509,865)	1,529,141
Increase in prepaid expenses & other	(286,338)	(31,144)
Increase (decrease) in accounts payable and other accrued liabilities	297,393	(1,570,723)
Increase (decrease) in accrued payroll, vacation pay & withholdings	47,715	(66,664)
(Decrease) increase in deferred revenues	(1,411)	4,635
(Decrease) increase in progress billings	(183,319)	795,050
Decrease in other long-term liabilities	(4,200)	-
Net cash provided by operating activities	377,530	13,400

Cash flows from investing activities:
Purchases of equipment	(6,511)	(11,226)
Net cash used in investing activities	(6,511)	(11,226)

Cash flows from financing activities:
Proceeds from note payable – related party	-	100,000
Repayment of long-term debt	(319,189)	(229,750)
Repayment of capitalized lease obligations	(40,802)	(36,970)
Net cash used in financing activities	(359,991)	(166,720)

Net increase (decrease) in cash and cash equivalents	11,028	(164,546)
Cash and cash equivalents at beginning of period	232,118	310,297
Cash and cash equivalents at end of period	$243,146	$145,751

Supplemental cash flow information:
Taxes paid	$20,500	$-
Interest paid	$114,589	$192,837

Supplemental non-cash information:
Converted accounts payable to equity	11,900	-
Converted debt to equity	$-	$700,000
Converted accrued interest to equity	$-	$37,400

See accompanying notes to condensed consolidated financial statements.

TEL-INSTRUMENT ELECTRONICS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 – Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of Tel-Instrument Electronics Corp (the “Company” or “TIC”) as of September 30, 2014, the results of operations for the three and six months ended September 30, 2014 and September 30, 2013, and statements of cash flows for the six months ended September 30, 2014 and September 30, 2013. These results are not necessarily indicative of the results to be expected for the full year.  The financial statements have been prepared in accordance with the requirements of Form 10-Q and consequently do not include disclosures normally made in an Annual Report on Form 10-K.  The March 31, 2014 balance sheet included herein was derived from the audited financial statements included in the Company’s Annual Report on Form 10-K as of that date.  Accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2014 , as filed with the United States Securities and Exchange Commission (the “SEC”) on June 30, 2014.

Note 2 – Summary of Significant Accounting Policies

During the six months ended September 30, 2014, there have been no material changes in the Company’s significant accounting policies to those previously disclosed in the Company’s Annual Report on Form 10-K for the year ended March 31, 2014, as filed with the SEC on June 30, 2014.

Note 3 – Accounts Receivable, net

The following table sets forth the components of accounts receivable:

	September 30, 2014	March 31, 2014
Government	$422,255	$1,982,215
Commercial	147,651	140,707
Less: Allowance for doubtful accounts	(27,282)	(27,282)
	$542,624	$2,095,640

Note 4 – Inventories, net

Inventories consist of:

	September 30, 2014	March 31, 2014

Purchased parts	$3,375,294	$3,085,070
Work-in-process	1,333,415	1,134,714
Finished goods	45,558	10,607
Less: Inventory reserve	(210,000)	(205,000)
	$4,544,267	$4,025,391

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

TEL-INSTRUMENT ELECTRONICS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 5 – Loss Per Share (continued)

Diluted loss per share for the three and six months ended September 30, 2014 and 2013 does not include common stock equivalents, as these stock equivalents would be anti-dilutive.

	Three Months Ended	Three Months Ended
	September 30, 2014	September 30, 2013
Basic net loss per share computation:
Net loss	$(248,195)	$(72,474)
Weighted-average common shares outstanding	3,252,702	3,235,250
Basic net loss per share	$(0.08)	$(0.02)
Diluted net loss per share computation:
Net loss	$(248,195)	$(72,474)
Weighted-average common shares outstanding	3,252,702	3,235,250
Incremental shares attributable to the assumed exercise of outstanding stock options	-	-
Total adjusted weighted-average shares	3,252,702	3,235,250
Diluted net loss per share	$(0.08)	$(0.02)

	Six Months Ended	Six Months Ended
	September 30, 2014	September 30, 2013
Basic net loss per share computation:
Net loss	$(632,200)	$(158,246)
Weighted-average common shares outstanding	3,252,048	3,157,985
Basic net loss per share	$(0.19)	$(0.05)
Diluted net loss per share computation:
Net loss	$(632,200)	$(158,246)
Weighted-average common shares outstanding	3,252,048	3,157,985
Incremental shares attributable to the assumed exercise of outstanding stock options	-	-
Total adjusted weighted-average shares	3,252,048	3,157,985
Diluted net loss per share	$(0.19)	$(0.05)

For the three and nine months ended September 30, 2014 and 2013, all outstanding warrants and options were excluded from the computation of diluted loss per share because their effect would be anti-dilutive.

Note 6 – Long-Term Debt

In September 2010, the Company entered into an agreement with BCA Mezzanine Fund LLP (“BCA”) to loan the Company $2,500,000 in the form of a Promissory Note (the “Note”).  The Note contains a number of affirmative and negative covenants which restrict our operations.  For the quarter ended September 30, 2014, the Company was not in compliance with certain financial covenants related to maintaining agreed upon financial ratios for fixed charges and debt service. In November 2014, in conjunction with the payoff of this debt (see Note 13), the Company received a waiver from BCA on each of the above mentioned covenants as well as the deferral of the monthly payment of principal due from the Company on September until the maturity of the Note.

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

The table below presents information about reportable segments within the avionics business for the three and six month periods ending September 30, 2014 and 2013:

Three Months Ended September 30, 2014	Avionics Government	Avionics Commercial	Avionics Total	Corporate Items	Total
Net sales	$3,026,728	$560,946	$3,587,674	-	$3,587,674
Cost of sales	2,270,257	448,073	2,718,330	-	2,718,330
Gross margin	756,471	112,873	869,344	-	869,344

Engineering, research, and development			497,726	-	497,726
Selling, general and administrative			283,434	376,600	660,034
Amortization of debt discount			-	30,061	30,061
Amortization of deferred financing costs			-	27,080	27,080
Change in fair value of common stock warrants			-	(27,801)	(27,801)
Interest expense, net			-	57,387	57,387
Total expenses			781,160	463,327	1,244,487

Income (loss) before income taxes			$88,184	$(463,327)	$(375,143)

Three Months Ended September 30, 2013	Avionics Government	Avionics Commercial	Avionics Total	Corporate Items	Total
Net sales	$3,453,919	580,662	4,034,581	-	4,034,581
Cost of sales	2,419,505	339,327	2,758,832	-	2,758,832
Gross margin	1,034,414	241,335	1,275,749	-	1,275,749

Engineering, research, and development			448,572		448,572
Selling, general, and administrative			293,632	377,778	671,410
Amortization of debt discount				25,600	25,600
Amortization of deferred financing costs			-	27,080	27,080
Change in fair value of common stock warrants			-	67,345	67,345
Interest (income) expense, net			-	97,356	97,356
Total expenses			742,204	595,159	1,337,363

Income (loss) before income taxes			$533,545	(595,159)	(61,614)

TEL-INSTRUMENT ELECTRONICS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 7 – Segment Information (continued)

Six Months Ended September 30, 2014	Avionics Government	Avionics Commercial	Avionics Total	Corporate Items	Total
Net sales	$5,547,451	$1,169,299	$6,716,750	-	$6,716,750
Cost of sales	3,784,672	942,517	4,727,189	-	4,727,189
Gross margin	1,762,779	226,782	1,989,561	-	1,989,561

Engineering, research, and development			981,622	-	981,622
Selling, general and administrative			575,717	963,510	1,539,227
Amortization of debt discount			-	60,935	60,935
Amortization of deferred financing costs			-	54,160	54,160
Change in fair value of common stock warrants			-	106,080	106,080
Interest expense, net			-	119,867	119,867
Total expenses			1,557,339	1,304,552	2,861,891

Income (loss) before income taxes			$432,222	$(1,304,552)	$(872,330)

Six Months Ended September 30, 2013	Avionics Government	Avionics Commercial	Avionics Total	Corporate Items	Total
Net sales	6,256,761	977,795	7,234,556	-	7,234,556
Cost of Sales	4,081,751	690,898	4,772,649	-	4,772,649
Gross Margin	2,175,010	286,897	2,461,907	-	2,461,907

Engineering, research, and development			928,949		928,949
Selling, general and administrative			557,777	766,883	1,324,660
Amortization of debt discount				48,587	48,587
Amortization of deferred financing costs				54,160	54,160
Loss on extinguishment of debt				26,600	26,600
Change in fair value of common stock warrants				42,773	42,773
Interest expense, net				201,433	201,433
Total expenses			1,486,726	1,140,436	2,627,162

Income (loss) before income taxes			975,181	(1,140,436)	(165,255)

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

The tax effect of temporary differences, primarily net operating loss carryforwards, asset reserves and accrued liabilities, gave rise to the Company’s deferred tax asset in the accompanying September 30, 2014 and March 31, 2014 condensed consolidated balance sheets.  Deferred income taxes are recognized for the tax consequence of such temporary differences at the enacted tax rate expected to be in effect when the differences reverse.

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as of September 30, 2014 and March 31, 2014.  As required by ASC 820-10, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

   TEL-INSTRUMENT ELECTRONICS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 9 – Fair Value Measurements (continued)

The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

September 30, 2014	Level I	Level II	Level III	Total
Total Assets	$-	$-	$-	$-

Warrant liability	-	-	460,389	460,389
Total Liabilities	$-	$-	$460,389	$460,389

March 31, 2014	Level I	Level II	Level III	Total
Total Assets	$-	$-	$-	$-

Warrant liability	-	-	354,309	354,309
Total Liabilities	$-	$-	$354,309	$354,309

The Company adopted the guidance of ASC 815 “Derivative and Hedging”, which requires that we mark the value of our warrant liability to market and recognize the change in valuation in our statement of operations each reporting period. Determining the warrant liability to be recorded requires us to develop estimates to be used in calculating the fair value of the warrant.  The fair value of the warrants is calculated using the Black-Scholes valuation model.

The following table provides a summary of the changes in fair value of our Level 3 financial liabilities from March 31, 2014 through September 30, 2014, as well as the portion of gains or losses included in income attributable to unrealized gains or losses related to the liability held at September 30, 2014:

Level 3 Reconciliation	Beginning at beginning of period	Gains and losses for the period (realized and unrealized)	Purchases, issuances, sales and settlements, net	Transfers in or out of Level 3	Balance at the end of period

Warrant liability	354,309	106,080	-	-	460,389
Total Liabilities	$354,309	$106,080	$-	$-	$460,389

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

TEL-INSTRUMENT ELECTRONICS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 9 – Fair Value Measurements (continued)

Values at March 31, 2014

Date of Warrant	Expiration Date	Number of Warrants	Exercise Price	Fair Market Value Per Share	Expected Volatility	Remaining Life in Years	Risk Free Interest Rate	Warrant Liability
09-10-2010	09-10-2019	136,920	$6.70	$4.42	43.35%	5.45	1.73%	$123,564
09-10-2010	09-10-2015	10,416	$6.70	$4.42	43.35%	1.45	0.44%	$2,498
07-26-2012	09-10-2019	50,000	$3.35	$4.42	43.35%	5.45	1.73%	$77,626
07-26-2012	09-10-2019	20,000	$3.35	$4.42	43.35%	5.45	1.73%	$31,050
11-20-2012	09-10-2019	20,000	$3.56	$4.42	43.35%	5.45	1.73%	$29,892
02-14-2013	09-10-2019	20,000	$3.58	$4.42	43.35%	5.45	1.73%	$29,310
07-12-2013	09-10-2019	20,000	$3.33	$4.42	43.35%	5.45	1.73%	$31,163
08-12-2013	09-10-2019	20,000	$3.69	$4.42	43.35%	5.45	1.73%	$29,206

Values at September 30, 2014

Date of Warrant	Expiration Date	Number of Warrants	Exercise Price	Fair Market Value Per Share	Expected Volatility	Remaining Life in Years	Risk Free Interest Rate	Warrant Liability
09-10-2010	09-10-2019	136,920	$6.70	$5.34	41.86%	4.95	1.78%	$160,990
09-10-2010	09-10-2015	10,416	$6.70	$5.34	41.86%	0.95	0.13%	$3,199
07-26-2012	09-10-2019	50,000	$3.35	$5.34	41.86%	4.95	1.78%	$100,668
07-26-2012	09-10-2019	20,000	$3.35	$5.34	41.86%	4.95	1.78%	$40,267
11-20-2012	09-10-2019	20,000	$3.56	$5.34	41.86%	4.95	1.78%	$38,818
02-14-2013	09-10-2019	20,000	$3.58	$5.34	41.86%	4.95	1.78%	$38,085
07-12-2013	09-10-2019	20,000	$3.33	$5.34	41.86%	4.95	1.78%	$40,409
08-12-2013	09-10-2019	20,000	$3.69	$5.34	41.86%	4.95	1.78%	$37,953

The volatility calculation was based on the 57 months for the Company’s common stock price prior to the measurement date, utilizing January 1, 2010 as the initial period, as the Company believes that this is the best indicator of future performance, and the source of the risk free interest rate is the US Treasury rate.  The exercise price is per the agreement, the fair market value is the closing price of our stock on the date of measurement, and the expected life is based on management’s current estimate of when the warrants will be exercised.  All inputs to the Black-Scholes options model are evaluated each reporting period.

Note 10 – Reclassifications

Certain prior year and period amounts have been reclassified to conform to the current period presentation.

Note 11 – Litigation

On March 24, 2009, Aeroflex Wichita, Inc. (“Aeroflex”) filed a petition against the Company and two of its employees in the District Court, Sedgwick County, Kansas, Case No. 09 CV 1141 (the “Aeroflex Action”), alleging that the Company and its two employees misappropriated Aeroflex’s proprietary technology in connection with the Company winning a substantial contract from the U.S. Army (the “Award”), to develop new Mode-5 radar test sets and kits to upgrade the existing TS-4530 radar test sets to Mode 5. Aeroflex’s petition alleges that in connection with the Award, the Company and its named employees misappropriated Aeroflex’s trade secrets; tortiously interfered with its business relationship; conspired to harm Aeroflex and tortiously interfered with its contract and seeks injunctive relief and damages. The central basis of all the claims in the Aeroflex Action is that the Company misappropriated and used Aeroflex proprietary technology and confidential information in winning the Award. In February 2009, subsequent to the Company winning Award to the Company, Aeroflex filed a protest of the Award with the Government Accounting Office (“GAO”). In its protest, Aeroflex alleged, inter alia, that the Company used Aeroflex’s proprietary technology in order to win the Award, the same material allegations as were later alleged in the Aeroflex Action. On or about March 17, 2009, the U.S. Army Contracts Attorney and the U.S. Army Contracting Officer each filed a statement with the GAO, expressly rejecting Aeroflex’s allegations that the Company used or infringed Aeroflex proprietary technology in winning the Award, and concluding that the Company had used only its own proprietary technology. On April 6, 2009, Aeroflex withdrew its protest.

TEL-INSTRUMENT ELECTRONICS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 11 – Litigation (continued)

In December 2009, the Kansas District Court dismissed the Aeroflex Action on jurisdiction grounds. Aeroflex appealed this decision. In May 2012, the Kansas Supreme Court reversed the decision and remanded the Aeroflex Action to the District Court for further proceedings. The Company has been in engaged in discovery and depositions for the last two quarters, which has resulted in substantially higher legal expense. The case is currently set for trial on May 19, 2015, but this date may continue to slip. The Company is optimistic as to the outcome of this litigation. However, the outcome of any litigation is unpredictable and an adverse decision in this matter could have a material adverse effect on our financial condition, results of operations or liquidity.

On October 9, 2013, the SEC notified the Company that it may be in violation of Section 16(a) for failure to accurately and timely file beneficial ownership reports (the “Filings”) for certain officers and directors.  The Company accepted responsibility for filing all such reports on behalf of each officer and director.

The Company apparently made certain coding errors with respect to certain of the Filings, in addition to not filing within two business days of a reportable transaction as reported by an officer or director. Based on the above, the SEC notified the Company that it may be in violation of Section 16(a). Currently, all transactions by the Holders have been disclosed with the SEC and the Company believes that the transactions which required timely Section 16(a) reports did not involve a material amount of equity securities.  Additionally, no sales were made by any officer or director and the violation is related to disclosure only.

The Company has made an Offer to Settle to the SEC and in September 2014 the SEC accepted such Offer. The Company has also revised its procedures for Section 16(a) reports to ensure complete compliance.

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

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”)2014-15, "Presentation of Financial Statements - Going Concern", which requires management to evaluate whether conditions or events raise substantial doubt about the entity’s ability to continue as a going concern and, if so, to provide related footnote disclosures. The guidance is effective for annual or interim reporting periods beginning on or after December 15, 2016. Early adoption is permitted. The Company does not expect the adoption of this ASU to have a material impact on the Company’s Consolidated Financial Statements.

No other recently issued accounting pronouncements had or are expected to have a material impact on the Company’s condensed consolidated financial statements.

Note 13 – Subsequent Event

In November 2014, the Company entered into loan agreement with a bank for $1,200,000. The proceeds from the loan will be used to pay off the remaining balance of the loan with BCA Mezzanine Fund, L.P. in the amount of $1,153,109, including accrued interest of $4,467.  The term of the loan is for 3 year and expires in November 2017. Monthly payments are at $36,551 including interest at 6%.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This quarterly report on Form 10-Q and other reports filed by the Company from time to time with the SEC (collectively the “Filings”) contain or may contain forward-looking statements (collectively the “Filings”) and information that are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management.  Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof.  When used in the Filings, the words “anticipate”, “believe”, “estimate”, “expect”, “future”, “intend”, “plan”, or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements.  Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including the risks contained in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended March 31, 2014, filed with the SEC on June 30, 2014, relating to the Company’s industry, the Company’s operations and results of operations, and any businesses that the Company may acquire.  Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

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

Overview

As previously announced, the Company received full rate production approval for the U.S. Army TS-4530A KITS with expected deliveries of about $450k per month, which commenced in July 2014. The U.S. Army is still working to secure production approval for the complete SETS, but this could take several additional months. As of September 30, 2014, the Company has open orders for 1,997 kits and 687 sets, totaling $17.7 million. The Company also began shipping the first U.S. Navy ITATS production units in July 2014. As of September 30, 2014, the Company has open orders for the AN/ARM-206 (ITATS) for 99 units at a contract value of $5.6 million, including additional enhancements. The Company continues to ship the AN/USM-708 CRAFT test sets and should complete the shipment of all of the Ship in Place units by August 2014.  In October 2013, the Company received an additional contract for the CRAFT program with a maximum value of $9.5 million. The order is a not-to-exceed $9.5 million fixed-price, indefinite-delivery/indefinite-quantity (“IDIQ”) contract for the manufacture and delivery of communications/navigation radio frequency avionics flight line tester CRAFT AN/USM-708 and/or AN/USM-719. This contract is in support of the U.S. Navy, U.S. Marine Corps, U.S. Army and various Foreign Military Sales customers under the Foreign Military Sales program. This follow-on contract further strengthens our position in the industry as the predominant supplier of Mode 5 test equipment. The CRAFT unit has been well received by the end users and we look forward to working with the U.S. Navy on this program, and we believe our CRAFT unit will be the Mode 5 test set of choice for a number of years. The Company had received delivery orders against this new contract for the additional test sets at a total value of $4.1 million. In October 2014, the Company received an order under this contract for an additional $2.4 million. The Company currently has open orders for the AN/USM-708 and AN/USM-719 for 417 units, totaling $11.1 million, including this new order, and an option to purchase up to $3 million of additional units. During the quarter, the Company had a six week interruption in CRAFT deliveries due to delayed component shipments from vendors, and a technical issue with the U.S. Navy, which has now been resolved, which affected sales for these periods.  CRAFT shipments resumed in October.

As such, we anticipate improvement in revenues and profitability for the remainder of fiscal year 2015. We believe that the revenue increase from the TS-4530A and ITATS shipments will also enhance the Company’s liquidity position.

For the six months ended September 30, 2014, the Company recorded an operating loss of $531,288 as compared to an operating profit of $208,298 for the six months ended September 30, 2013. For the six months ended September 30, 2014, the Company recorded a loss before taxes of $872,330 as compared to a loss before taxes of $165,255 for the six months ended September 30, 2013.

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

The Company apparently made certain coding errors with respect to certain of the Filings, in addition to not filing within two business days of a reportable transaction as reported by an officer or director. Based on the above, the SEC notified the Company that it may be in violation of Section 16(a). Currently, all transactions by the Holders have been disclosed with the SEC and the Company believes that the transactions which required timely Section 16(a) reports did not involve a material amount of equity securities.  Additionally, no sales were made by any officer or director and the violation is related to disclosure only.

The Company has made an Offer to Settle to the SEC and the SEC accepted such Offer. The Company has also revised its procedures for Section 16(a) reports to ensure complete compliance.

At September 30, 2014, the Company’s backlog was approximately $34.0 million as compared to approximately $33.1 million at September 30, 2013.

In November 2014, the Company entered into loan agreement with a bank for $1,200,000. The proceeds from the loan will be used to pay off the remaining balance of the loan with BCA Mezzanine Fund, L.P. in the amount of $1,153,109, including accrued interest of $4,467.  The term of the loan is for 3 year and expires in November, 2017. Monthly payments are at $36,551 including interest at 6%.

Based on existing and expected production releases, the Company believes that it will have adequate liquidity, and backlog to fund operating plans for at least the next twelve months.  Currently, the Company has no material future capital expenditure requirements. However, there can be no assurances that the Company will achieve profitability or will not require additional financing.

Results of Operations

Sales

For the three and six months ended September 30, 2014, sales decreased $446,907 (11.1%) and $517,806 (7.2%) to $3,587,674 and $6,716,750, respectively, as compared to $4,034,581 and $7,234,556, respectively, for the three and six months ended September 30, 2013.

Avionics government sales decreased $427,191 (12.4%) and $709,310 (11.35%) to $3,026,728 and $5,547,451 for the three and six months ended September 30, 2014, respectively, as compared to $3,453,919 and $6,256,761 for the three and six months ended September 30, 2013. This decrease is mostly attributed to the lower shipments for the TS-4530A Sets for which the Company has not yet received a full production release, but such release is anticipated in the next few months. In the prior year, the Company was able to ship against a partial release from the U.S. Army. During the quarter the Company had a six week interruption in CRAFT deliveries due to delayed component shipments from vendors and a technical issue with the U.S. Navy, which has been resolved, which affected sales for these periods.  CRAFT shipments resumed in October. These decreases were partially offset by the shipment of the kits for the TS-4530A program for which the Company received a full production release from the U.S. Army for kits on June 29, 2014, and the commencement of shipments for the Company’s ITATS program.

Commercial sales decreased $19,721 (3.4%) to $560,946 for the three months ended September 30, 2014 as compared to $580,662 for the three months ended September 30, 2013.   The decrease is primarily attributed to lower sales from the overhaul and repairs business. Commercial sales increased  $191,504 (19.6%) to $1,169,299 for the six months ended September 30, 2014 as compared to $977,795 for the six months ended September 30, 2013. This increase in sales is primarily attributed to parts availability as the Company was able to reduce its backlog for its commercial products as well as increased sales from the overhaul and repairs business. The economic conditions in the commercial market remain depressed and, therefore, this increase in commercial sales cannot be considered a trend.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Gross Margin

Gross margin decreased $406,405 (31.9%) and $472,346 (19.2%) %) to $869,344 and $1,989,561, respectively, for the three and six months ended September 30, 2014 as compared to $1,275,749 and $2,461,907, respectively, for the three and six months ended September 30, 2013. Gross profit was affected by higher labor and overhead variances due in part to additional staffing associated with the startup of the TS-4530A and ITATS programs. The gross margin percentage for the three months ended September 30, 2014 was 24.2%, as compared to 31.6% for the three months ended September 30, 2013.  The gross margin percentage for the six months ended September 30, 2014 was 29.6%, as compared to 34.0% for the six months ended September 30, 2013.

Operating Expenses

Selling, general and administrative expenses decreased $11,376 (1.7%) to $660,034 for the three months ended September 30, 2014 as compared to $671,410 for the three months ended September 30, 2013. This decrease was primarily attributed to lower professional fees. Selling, general and administrative expenses increased $214,567 (16.2%) to $1,539,227 for the six months ended September 30, 2014 as compared to $1,324,660 for the six months ended September 30, 2013. This increase was primarily attributed to higher professional fees associated with the Aeroflex litigation.

Engineering, research and development expenses increased $49,154 (11.0%) and $52,673 (5.7%) %) to $497,726 and $981,622, respectively, for the three and six months ended September 30, 2014 as compared to $448,572 and $928,949, respectively, for the three and six months ended September 30, 2013. While the Company has completed development on its major programs, research and development resources have now been focused on new product development, sustaining engineering and enhancements to existing products.

Income (Loss) From Operations

As a result of the above, the Company recorded an operating loss of $288,416 for the three months ended September 30, 2014, as compared to operating income of $155,767 for the three months ended September 30, 2013.  For the six months ended September 30, 2014, the Company recorded an operating loss of $531,288 as compared to operating income of $208,298 for the six months ended September 30, 2013.

Other Income (Expense), Net

For the three months ended September 30, 2014, total other expense was $86,727 as compared to other expense of $217,381 for the three months ended September 30, 2013. This change is primarily due to the non-cash gain on the change in the valuation of common stock warrants for the three months ended September 30, 2014 as compared to a loss in the valuation of common stock warrants in same period in the prior year as well as lower interest expense. For the six months ended September 30, 2014, total other expense was $341,042 as compared to other expense of $373,553 for the six months ended September 30, 2013. This change is primarily due to lower interest expense offset partially by the higher non-cash loss on the change in the valuation of common stock warrants as compared to the same period last year.

Loss before Income Taxes

As a result of the above, the Company recorded losses before income taxes of $375,143 and $872,330 for the three and six months ended September 30, 2014 as compared to losses before taxes of $61,614 and $165,255 for the three and six months ended September 30, 2013.

Income Tax Benefit

For the three and six months ended September 30, 2014, the Company recorded income tax benefits of $126,948 and $240,130 as compared to income tax expense of $10,860 for the three months ended September 30, 2013 and an income tax benefit of $7,009 for the six months ended September 30, 2013.  These amounts represent the statutory federal and state tax rate on the Company’s loss before taxes.

Net Loss

As a result of the above, the Company recorded net losses of $248,195 and $632,200 for the three and six months ended September 30, 2014, as compared to net losses of $72,474 and $158,246 for the three and six months ended September 30, 2013.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources

At September 30, 2014, the Company had net working capital of $2,110,330 as compared to $2,452,798 at March 31, 2014. This change is primarily the result of the decrease in accounts receivable and the increase in accounts payable and accrued liabilities offset partially by an increase in inventories and prepaid expenses.

During the six months ended September 30, 2014, the Company’s cash balance increased by $11,028 to $243,146.  The Company’s principal sources and uses of funds were as follows:

Cash provided by (used in) operating activities. For the six months ended September 30, 2014, the Company provided $377,530 in cash for operations as compared to providing $13,400 in cash for operations for the six months ended September 30, 2013.  This improvement is the result of the reduction in accounts receivable and increase in accounts payable and accrued liabilities offset partially by the increase in inventories, higher operating loss and increase in prepaid expenses.

Cash used in investing activities.  For the six months ended September 30, 2014, the Company used $6,511 of its cash for investing activities, as compared to $11,226 for the six months ended September 30, 2013 as result of lower purchases of equipment.

Cash used in financing activities. For the six months ended September 30, 2014, the Company used $359,991 in financing activities as compared to using $166,720 for the six months ended September 30, 2013.  This is the result of lower proceeds from notes payable and the increase in repayments of debt. For the six months ended September 30, 2013, the Company received net proceeds from a related party note payable in the amount of $100,000.

In November 2014, the Company entered into loan agreement with a bank for $1,200,000. The proceeds from the loan will be used to pay off the remaining balance of the loan with BCA Mezzanine Fund, L.P. in the amount of $1,153,109, including accrued interest of $4,467.  The term of the loan is for 3 year and expires in November 2017. Monthly payments are at $36,551 including interest at 6%.

Based on existing and expected production releases, the Company believes that it will have adequate liquidity, and backlog to fund operating plans for at least the next twelve months.  Currently, the Company has no material future capital expenditure requirements. However, there can be no assurances that the Company will achieve profitability or will not require additional financing.

There was no significant impact on the Company’s operations as a result of inflation for the six months ended September 30, 2014.

These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2014, filed with the SEC on June 30, 2014.

Off-Balance Sheet Arrangements

As of September 30, 2014, the Company had no off-balance sheet arrangements.

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

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

On March 24, 2009, Aeroflex Wichita, Inc. (“Aeroflex”) filed a petition against the Company and two of its employees in the District Court, Sedgwick County, Kansas, Case No. 09 CV 1141 (the “Aeroflex Action”), alleging that the Company and its two employees misappropriated Aeroflex’s proprietary technology in connection with the Company winning a substantial contract from the U.S. Army (the “Award”), to develop new Mode-5 radar test sets and kits to upgrade the existing TS-4530 radar test sets to Mode 5. Aeroflex’s petition alleges that in connection with the Award, the Company and its named employees misappropriated Aeroflex’s trade secrets; tortiously interfered with its business relationship; conspired to harm Aeroflex and tortiously interfered with its contract and seeks injunctive relief and damages. The central basis of all the claims in the Aeroflex Action is that the Company misappropriated and used Aeroflex proprietary technology and confidential information in winning the Award. In February 2009, subsequent to the Company winning Award to the Company, Aeroflex filed a protest of the Award with the Government Accounting Office (“GAO”). In its protest, Aeroflex alleged, inter alia, that the Company used Aeroflex’s proprietary technology in order to win the Award, the same material allegations as were later alleged in the Aeroflex Action. On or about March 17, 2009, the U.S. Army Contracts Attorney and the U.S. Army Contracting Officer each filed a statement with the GAO, expressly rejecting Aeroflex’s allegations that the Company used or infringed Aeroflex proprietary technology in winning the Award, and concluding that the Company had used only its own proprietary technology. On April 6, 2009, Aeroflex withdrew its protest.

In December 2009, the Kansas District Court dismissed the Aeroflex Action on jurisdiction grounds. Aeroflex appealed this decision. In May 2012, the Kansas Supreme Court reversed the decision and remanded the Aeroflex Action to the District Court for further proceedings. The Company has been in engaged in discovery and depositions for the last two quarters, which has resulted in substantially higher legal expense. The case is currently set for trial on May 19, 2015, but this date may continue to slip. The Company is optimistic as to the outcome of this litigation. However, the outcome of any litigation is unpredictable and an adverse decision in this matter could have a material adverse effect on our financial condition, results of operations or liquidity.

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

The Company has made an Offer to Settle to the SEC and in September 2014 the SEC accepted such Offer. The Company has also revised its procedures for Section 16(a) reports to ensure complete compliance.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company’s equity securities during the quarter ended September 30, 2014, other than those previously reported in a Current Report on Form 8-K.

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

TEL-INSTRUMENT ELECTRONICS CORP.

Date: November 14, 2014	By:	/s/ Jeffrey C. O’Hara
Name: Jeffrey C. O’Hara
Title: Chief Executive Officer Principal Executive Officer

Date: November 14, 2014	By:	/s/ Joseph P. Macaluso
Name: Joseph P. Macaluso
Title: Principal Financial Officer Principal Accounting Officer