Form 10-Q
period 2014-12-31
TEL INSTRUMENT ELECTRONICS CORP
filed 2015-02-17
CIK 96885

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2014

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

As of February 10, 2015 there were 3,256,887 shares outstanding of the registrant’s common stock.

TEL-INSTRUMENT ELECTRONICS CORP.

PART I – FINANCIAL INFORMATION
Item 1.  Financial Statements.

TEL-INSTRUMENT ELECTRONICS CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2014	March 31, 2014
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$331,991	232,118
Accounts receivable, net	614,239	2,095,640
Inventories, net	4,583,365	4,025,391
Prepaid expenses and other current assets	463,661	263,592
Deferred financing costs	5,429	108,321
Deferred income tax asset	1,089,538	1,089,538
Total current assets	7,088,223	7,814,600

Equipment and leasehold improvements, net	310,566	450,873
Deferred financing costs – long-term	10,149	48,142
Deferred income tax asset – non-current	2,484,379	2,273,068
Other long-term assets	32,317	47,670
Total assets	9,925,634	10,634,353

LIABILITIES & STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt, net of debt discount	382,169	718,848
Capital lease obligations – current portion	16,188	53,608
Accounts payable and accrued liabilities	3,728,861	3,332,181
Progress billings	256,816	775,475
Deferred revenues – current portion	81,388	37,452
Accrued payroll, vacation pay and payroll taxes	527,228	444,238
Total current liabilities	4,992,650	5,361,802

Subordinated notes payable - related parties	250,000	250,000
Capital lease obligations – long-term	8,971	21,320
Long-term debt	807,859	596,526
Deferred revenues – long-term	133,650	133,650
Warrant liability	423,059	354,309
Other long-term liabilities	45,600	56,100
Total liabilities	6,661,789	6,773,707

Commitments

Stockholders' equity:
Common stock, 4,000,000 shares authorized, par value $.10 per share, 3,256,887 and 3,251,387 shares issued and outstanding, respectively	325,686	325,136
Additional paid-in capital	8,042,893	7,987,100
Accumulated deficit	(5,104,734)	(4,451,590)
Total stockholders' equity	3,263,845	3,860,646
Total liabilities and stockholders' equity	$9,925,634	$10,634,353

See accompanying notes to condensed consolidated financial statements.

TEL-INSTRUMENT ELECTRONICS CORP.
 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013

Net sales	$5,030,097	$4,089,029	11,746,847	$11,323,585
Cost of sales	3,484,310	2,693,342	8,211,499	7,465,991

Gross margin	1,545,787	1,395,687	3,535,348	3,857,594

Operating expenses:
Selling, general and administrative	825,261	697,919	2,364,488	2,022,579
Engineering, research and development	494,721	449,477	1,476,343	1,378,426
Total operating expenses	1,319,982	1,147,396	3,840,831	3,401,005

Income (loss) from operations	225,805	248,291	(305,483)	456,589

Other income (expense):
Amortization of debt discount	(14,373)	(27,120)	(75,308)	(75,707)
Loss on extinguishment of debt	(188,102)	-	(188,102)	(26,600)
Amortization of deferred financing costs	(13,648)	(27,827)	(67,808)	(81,987)
Change in fair value of common stock warrants	37,330	(229,726)	(68,750)	(272,499)
Interest income	-	129	-	163
Interest expense	(39,137)	(50,828)	(159,004)	(252,295)
Total other income (expense)	(217,930)	(335,372)	(558,972)	(708,925)

Income (loss) before income taxes	7,875	(87,081)	(864,455)	(252,336)

Income tax expense (benefit)	28,819	58,852	(211,311)	51,843

Net loss	$(20,944)	$(145,933)	$(653,144)	$(304,179)

Basic loss per common share	$(0.01)	$(0.04)	$(0.20)	$(0.10)
Diluted loss per common share	$(0.01)	$(0.04)	$(0.20)	$(0.10)

Weighted average shares outstanding:
Basic	3,255,028	3,247,387	3,253,045	3,189,123
Diluted	3,255,028	3,247,387	3,253,045	3,189,123

See accompanying notes to condensed consolidated financial statements.

TEL-INSTRUMENT ELECTRONICS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended
	December 31, 2014	December 31, 2013

Cash flows from operating activities:
Net loss	$(653,144)	$(304,179)
Adjustments to reconcile net loss to net cash used in operating activities:
Deferred income taxes	(211,311)	50,503
Depreciation and amortization	134,837	153,818
Provision for inventory obsolescence	5,000	-
Amortization of debt discount	75,308	75,707
Amortization of deferred financing costs	67,808	81,987
Loss on extinguishment of debt	188,102	26,600
Change in fair value of common stock warrant	68,750	272,499
Non-cash interest associated with conversion of note	-	21,003
Non-cash stock-based compensation	29,733	48,519

Changes in assets and liabilities:
Decrease (increase) in accounts receivable	1,481,401	(572,034)
(Increase) decrease in inventories, net	(548,963)	1,731,581
Increase in prepaid expenses & other	(184,716)	(28,077)
Increase (decrease) in accounts payable and other accrued liabilities	423,290	(2,137,411)
Increase (decrease) in accrued payroll, vacation pay & withholdings	82,990	(48,090)
(Decrease) increase in deferred revenues	43,936	107,000
(Decrease) increase in progress billings	(518,659)	795,050
Decrease in other long-term liabilities	(10,500)	-
Net cash provided by operating activities	473,862	274,476

Cash flows from investing activities:
Purchases of equipment	(8,541)	(11,595)
Net cash used in investing activities	(8,541)	(11,595)

Cash flows from financing activities:
Proceeds from note payable – related party	-	100,000
Proceeds from the exercise of stock options	-	23,370
Proceeds from term loan	1,200,000	-
Deferred financing costs	(16,287)	-
Repayment of long-term debt	(1,499,392)	(424,245)
Repayment of capitalized lease obligations	(49,769)	(55,956)
Net cash used in financing activities	(365,448)	(356,831)

Net increase (decrease) in cash and cash equivalents	99,873	(93,950)
Cash and cash equivalents at beginning of period	232,118	310,297
Cash and cash equivalents at end of period	$331,991	$216,347

Supplemental cash flow information:
Taxes paid	$20,500	$-
Interest paid	$141,180	$276,546

Supplemental non-cash information:
Converted accounts payable to equity	26,610	-
Converted debt to equity	$-	$700,000
Converted accrued interest to equity	$-	$37,400

See accompanying notes to condensed consolidated financial statements.

TEL-INSTRUMENT ELECTRONICS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 – Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of Tel-Instrument Electronics Corp. (the “Company” or “TIC”) as of December 31, 2014, the results of operations for the three and nine months ended December 31, 2014 and December 31, 2013, and statements of cash flows for the nine months ended December 31, 2014 and December 31, 2013. These results are not necessarily indicative of the results to be expected for the full year.  The financial statements have been prepared in accordance with the requirements of Form 10-Q and consequently do not include disclosures normally made in an Annual Report on Form 10-K.  The March 31, 2014 balance sheet included herein was derived from the audited financial statements included in the Company’s Annual Report on Form 10-K as of that date.  Accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2014 , as filed with the United States Securities and Exchange Commission (the “SEC”) on June 30, 2014 (the “Annual Report).

Note 2 – Summary of Significant Accounting Policies

During the nine months ended December 31, 2014, there have been no material changes in the Company’s significant accounting policies to those previously disclosed in the Annual Report.

Note 3 – Accounts Receivable, net

The following table sets forth the components of accounts receivable:

	December 31, 2014	March 31, 2014
Government	$519,018	$1,982,215
Commercial	122,503	140,707
Less: Allowance for doubtful accounts	(27,282)	(27,282)
	$614,239	$2,095,640

Note 4 – Inventories, net

Inventories consist of:

	December 31, 2014	March 31, 2014

Purchased parts	$3,360,506	$3,085,070
Work-in-process	1,387,572	1,134,714
Finished goods	45,287	10,607
Less: Inventory reserve	(210,000)	(205,000)
	$4,583,365	$4,025,391

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

TEL-INSTRUMENT ELECTRONICS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 5 – Loss Per Share (continued)

Diluted loss per share for the three and nine months ended December 31, 2014 and 2013 does not include common stock equivalents, as these stock equivalents would be anti-dilutive.

	Three Months Ended	Three Months Ended
	December 31, 2014	December 31, 2013
Basic net loss per share computation:
Net loss	$(20,944)	$(145,933)
Weighted-average common shares outstanding	3,255,028	3,247,387
Basic net loss per share	$(0.01)	$(0.04)
Diluted net loss per share computation:
Net loss	$(20,944)	$(145,933)
Weighted-average common shares outstanding	3,255,028	3,247,387
Incremental shares attributable to the assumed exercise of outstanding stock options	-	-
Total adjusted weighted-average shares	3,255,028	3,247,387
Diluted net loss per share	$(0.01)	$(0.04)

	Nine Months Ended	Nine Months Ended
	December 31, 2014	December 31, 2013
Basic net loss per share computation:
Net loss	$(653,144)	$(304,179)
Weighted-average common shares outstanding	3,253,045	3,189,123
Basic net loss per share	$(0.20)	$(0.10)
Diluted net loss per share computation:
Net loss	$(653,144)	$(304,179)
Weighted-average common shares outstanding	3,253,045	3,189,123
Incremental shares attributable to the assumed exercise of outstanding stock options	-	-
Total adjusted weighted-average shares	3,253,045	3,189,123
Diluted net loss per share	$(0.20)	$(0.10)

For the three and nine months ended December 31, 2014 and 2013, all outstanding warrants and options were excluded from the computation of diluted loss per share because their effect would be anti-dilutive.

Note 6 – Long-Term Debt

In September 2010, the Company entered into an agreement with BCA Mezzanine Fund LLP (“BCA”) to lend the Company $2,500,000 in the form of a Promissory Note (the “Note”).   This note was paid in full in November 2014 from proceeds from a $1,200,000 term loan from a bank (see Note 7).

Note 7 – Term Loan

In November 2014, the Company entered into a term loan in the amount of $1,200,000 with Bank of America. The proceeds from the term loan were primarily used to pay off the remaining balance of the loan with BCA in the amount of $1,153,109, including accrued interest of $4,467 (see Note 6). The term loan is for three years, and expires in November 2017. Monthly payments are at $36,551 including interest at 6%. The term loan is collateralized by substantially all of the assets of the Company. At December 31, 2014 the outstanding balance was $1,169,449.

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

The table below presents information about reportable segments within the avionics business for the three and nine month periods ending December 31, 2014 and 2013:

Three Months Ended December 31, 2014	Avionics Government	Avionics Commercial	Avionics Total	Corporate Items	Total
Net sales	$4,455,399	$574,698	$5,030,097	-	$5,030,097
Cost of sales	3,015,359	468,951	3,484,310	-	3,484,310
Gross margin	1,440,040	105,747	1,545,787	-	1,545,787

Engineering, research, and development			494,721	-	494,721
Selling, general and administrative			323,862	501,399	825,261
Amortization of debt discount			-	14,373	14,373
Amortization of deferred financing costs			-	13,648	13,648
Loss on extinguishment of debt			-	188,102	188,102
Change in fair value of common stock warrants			-	(37,330)	(37,330)
Interest expense, net			-	39,137	39,137
Total expenses			818,583	719,329	1,537,912

Income (loss) before income taxes			$727,204	$(719,329)	$7,875

Three Months Ended December 31, 2013	Avionics Government	Avionics Commercial	Avionics Total	Corporate Items	Total
Net sales	$3,797,272	291,757	4,089,029	-	4,089,029
Cost of sales	2,415,427	277,915	2,693,342	-	2,693,342
Gross margin	1,381,845	13,842	1,395,687	-	1,395,687

Engineering, research, and development			449,477		449,477
Selling, general, and administrative			375,255	322,664	697,919
Amortization of debt discount				27,120	27,120
Amortization of deferred financing costs				27,827	27,827
Change in fair value of common stock warrants				229,726	229,726
Interest (income) expense, net				50,699	50,699
Total expenses			824,732	658,036	1,482,768

Income (loss) before income taxes			$570,955	$(658,036)	$(87,081)

TEL-INSTRUMENT ELECTRONICS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 8 – Segment Information (continued)

Nine Months Ended December 31, 2014	Avionics Government	Avionics Commercial	Avionics Total	Corporate Items	Total
Net sales	$10,002,850	$1,743,997	$11,746,847	-	$11,746,847
Cost of sales	6,800,031	1,411,468	8,211,499	-	8,211,499
Gross margin	3,202,819	332,529	3,535,348	-	3,535,348

Engineering, research, and development			1,476,343	-	1,476,343
Selling, general and administrative			899,579	1,464,909	2,364,488
Amortization of debt discount			-	75,308	75,308
Amortization of deferred financing costs			-	67,808	67,808
Loss on extinguishment of debt				188,102	188,102
Change in fair value of common stock warrants			-	68,750	68,750
Interest expense, net			-	159,004	159,004
Total expenses			2,375,922	2,023,881	4,399,803

Income (loss) before income taxes			$1,159,426	$(2,023,881)	$(864,455)

Nine Months Ended December 31, 2013	Avionics Government	Avionics Commercial	Avionics Total	Corporate Items	Total
Net sales	10,054,033	1,269,552	11,323,585	-	11,323,585
Cost of Sales	6,497,178	968,813	7,465,991	-	7,465,991
Gross Margin	3,556,855	300,739	3,857,594	-	3,857,594

Engineering, research, and development			1,378,426		1,378,426
Selling, general and administrative			933,033	1,089,546	2,022,579
Amortization of debt discount				75,707	75,707
Amortization of deferred financing costs				81,987	81,987
Loss on extinguishment of debt				26,600	26,600
Change in fair value of common stock warrants				272,499	272,499
Interest expense, net				252,132	252,132
Total expenses			2,311,459	1,798,471	4,109,930

Income (loss) before income taxes			$1,546,135	$(1,798,471)	$(252,336)

Note 9 – Income Taxes

The Company adopted FASB ASC 740-10, “Accounting for Uncertainty in Income Taxes”, effective April 1, 2007 (“ASC 740-10”).  ASC 740-10 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The Company has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions.  The Company does not have any unrecognized tax benefits.

The tax effect of temporary differences, primarily net operating loss carryforwards, asset reserves and accrued liabilities, gave rise to the Company’s deferred tax asset in the accompanying December 31, 2014 and March 31, 2014 condensed consolidated balance sheets.  Deferred income taxes are recognized for the tax consequence of such temporary differences at the enacted tax rate expected to be in effect when the differences reverse.

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as of December 30, 2014 and March 31, 2014.  As required by ASC 820-10, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

   TEL-INSTRUMENT ELECTRONICS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 10 – Fair Value Measurements (continued)

The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

December 31, 2014	Level I	Level II	Level III	Total
Total Assets	$-	$-	$-	$-

Warrant liability	-	-	423,059	423,059
Total Liabilities	$-	$-	$423,059	$423,059

March 31, 2014	Level I	Level II	Level III	Total
Total Assets	$-	$-	$-	$-

Warrant liability	-	-	354,309	354,309
Total Liabilities	$-	$-	$354,309	$354,309

The Company adopted the guidance of ASC 815 “Derivative and Hedging”, which requires that we mark the value of our warrant liability to market and recognize the change in valuation in our statement of operations each reporting period. Determining the warrant liability to be recorded requires us to develop estimates to be used in calculating the fair value of the warrant.  The fair value of the warrants prior to the quarter ended December 31, 2014 were calculated using the Black-Scholes valuation model.

The following table provides a summary of the changes in fair value of our Level 3 financial liabilities from March 31, 2014 through December 31, 2014, as well as the portion of gains or losses included in income attributable to unrealized gains or losses related to the liability held at December 31, 2014:

Level 3 Reconciliation	Beginning at beginning of period	(Gains) and losses for the period (realized and unrealized)	Purchases, issuances, sales and settlements, net	Transfers in or out of Level 3	Balance at the end of period

Warrant liability	354,309	68,750	-	-	423,059
Total Liabilities	$354,309	$68,750	$-	$-	$423,059

The common stock warrants were not issued with the intent of effectively hedging any future cash flow, fair value of any asset, liability or any net investment in a foreign corporation.  The warrants do not qualify for hedge accounting, and, as such, all changes in the fair value of these warrants are recognized as other income/expense in the statement of operations until such time as the warrants are exercised or expire.  Since these common stock warrants do not trade in an active securities market, the Company recognized a warrant liability and estimated the fair value of these warrants using the Black-Scholes options model using the following assumptions until the payment of the loan in November 2014.

With the payment of the loan in November 2014, the holder has the right, exercisable at any time, in writing (the “Warrant Put Notice”, to cause the Company, subject to the terms and conditions hereof, to purchase from the holder all, or any portion, of the warrant for the warrant put repurchase price (the “Repurchase Price”). The Repurchase Price is the greater of 1) Adjusted EBITDA per share as of the date of the Warrant Put Notice, less $0.01, multiplied by the number of warrants or 2) the product of the current market price per share as of the date of the Warrant Put Notice, less the purchase price of the warrant or warrants, multiplied by the number of warrants, if this amount is higher. Adjusted EBITDA means EBITDA, multiplied by 5, plus cash and cash equivalents less unpaid debt divided by the number of shares outstanding on a fully diluted basis. As such, the values of the warrants at December 31, 2014, reflect the higher of these two options for each specific warrant.

TEL-INSTRUMENT ELECTRONICS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 10 – Fair Value Measurements (continued)

Values at Inception

Date of Warrant	Expiration Date	Number of Warrants	Exercise Price	Fair Market Value Per Share	Expected Volatility	Remaining Life in Years	Risk Free Interest Rate	Warrant Liability
09-10-2010	09-10-2019	136,920	$6.70	$6.70	28.51%	9	2.81%	$267,848
09-10-2010	09-10-2015	10,416	$6.70	$6.70	28.51%	5	1.59%	$13,808
07-26-2012	09-10-2019	50,000	$3.35	$3.90	42.04%	7	0.94%	$66,193
07-26-2012	09-10-2019	20,000	$3.35	$3.90	42.04%	7	0.94%	$26,477
11-20-2012	09-10-2019	20,000	$3.56	$3.50	42.45%	6.83	1.09%	$21,441
02-14-2013	09-10-2019	20,000	$3.58	$3.80	41.25%	6.58	1.43%	$23,714
07-12-2013	09-10-2019	20,000	$3.33	$3.32	40.26%	6.17	2.00%	$19,523
08-12-2013	09-10-2019	20,000	$3.69	$3.69	40.20%	6.08	2.01%	$21,587

Values at March 31, 2014

Date of Warrant	Expiration Date	Number of Warrants	Exercise Price	Fair Market Value Per Share	Expected Volatility	Remaining Life in Years	Risk Free Interest Rate	Warrant Liability
09-10-2010	09-10-2019	136,920	$6.70	$4.42	43.35%	5.45	1.73%	$123,564
09-10-2010	09-10-2015	10,416	$6.70	$4.42	43.35%	1.45	0.44%	$2,498
07-26-2012	09-10-2019	50,000	$3.35	$4.42	43.35%	5.45	1.73%	$77,626
07-26-2012	09-10-2019	20,000	$3.35	$4.42	43.35%	5.45	1.73%	$31,050
11-20-2012	09-10-2019	20,000	$3.56	$4.42	43.35%	5.45	1.73%	$29,892
02-14-2013	09-10-2019	20,000	$3.58	$4.42	43.35%	5.45	1.73%	$29,310
07-12-2013	09-10-2019	20,000	$3.33	$4.42	43.35%	5.45	1.73%	$31,163
08-12-2013	09-10-2019	20,000	$3.69	$4.42	43.35%	5.45	1.73%	$29,206

Values at December 31, 2014

Date of Warrant	Expiration Date	Number of Warrants	Exercise Price	Fair Market Value Per Share	Put Option Value	Market Price Option	Remaining Life in Years	Warrant Liability
09-10-2010	09-10-2019	136,920	$6.70	$5.34	$138,289	NA	4.70	$138,289
09-10-2010	09-10-2015	10,416	$6.70	$5.34	NA	NA	0.70	$3,270*
07-26-2012	09-10-2019	50,000	$3.35	$5.34	$20,200	39,800	4.70	$39,800
07-26-2012	09-10-2019	20,000	$3.35	$5.34	$50,500	99,500	4.70	$99,500
11-20-2012	09-10-2019	20,000	$3.56	$5.34	$20,200	35,600	4.70	$35,600
02-14-2013	09-10-2019	20,000	$3.58	$5.34	$20,200	33,400	4.70	$33,400
07-12-2013	09-10-2019	20,000	$3.33	$5.34	$20,200	40,200	4.70	$40,200
08-12-2013	09-10-2019	20,000	$3.69	$5.34	$20,200	33,000	4.70	$33,000

* Based on Black-Scholes Calculation

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

In December 2009, the Kansas District Court dismissed the Aeroflex Action on jurisdiction grounds. Aeroflex appealed this decision. In May 2012, the Kansas Supreme Court reversed the decision and remanded the Aeroflex Action to the District Court for further proceedings. The Company has been engaged in discovery and depositions for the last three quarters, which has resulted in substantially higher legal expense. The Amended Fifth Supplemental Modified Scheduling Order has the trial date set for February 29, 2016 and is estimated to last three weeks, but this date may be subject to postponement. The Company is optimistic as to the outcome of this litigation. However, the outcome of any litigation is unpredictable and an adverse decision in this matter could have a material adverse effect on our financial condition, results of operations or liquidity.

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

The Company made an Offer to Settle to the SEC and in September 2014 the SEC accepted such offer. The Company has also revised its procedures for Section 16(a) reports to ensure complete compliance.

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

Note 13 – New Accounting Pronouncements

In May 2014, the FASB issued Accounting Standard Update No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” (“ASU 2014-09”). ASU 2014-09 outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. This Accounting Standards Update (“ASU”) is effective for annual reporting periods beginning after December 15, 2016 and early adoption is not permitted. Accordingly, the Company will adopt this ASU on April 1, 2017. Companies may use either a full retrospective or modified retrospective approach to adopt this ASU and management is currently evaluating which transition approach to use. The Company is currently assessing the impact that adopting this new accounting guidance will have on its condensed consolidated financial statements and footnote disclosures.

In August 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-15, "Presentation of Financial Statements - Going Concern", which requires management to evaluate whether conditions or events raise substantial doubt about the entity’s ability to continue as a going concern and, if so, to provide related footnote disclosures. The guidance is effective for annual or interim reporting periods beginning on or after December 15, 2016. Early adoption is permitted. The Company does not expect the adoption of this ASU to have a material impact on the Company’s Consolidated Financial Statements.

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

Overview

After returning to profitability in fiscal year 2014, we had a slow start to the 2015 fiscal year as a result of program delays and a six week interruption in CRAFT shipments. Third quarter revenues for the current fiscal year, however, increased to over $5.0 million as compared to $4.1 million for the same quarter in the previous year, an increase of 23%. Currently, we are shipping CRAFT at a more consistent rate, including some of the higher priced units, TS-4530A KITS for the U.S. Army are in full production as well as the ITATS program. Our legacy business also continues to be consistent. We are still awaiting approval from the U.S. Army for the TS-4530A SETS, but this could take several additional months.

The following provides a brief summary of the status of our major programs at December 31, 2014:

•
CRAFT 708 and 719: The Company currently has approximately $10.3 million of open orders from the U.S. Navy on the CRAFT program (multi-purpose test set including Mode 5 test capability). The CRAFT test set replaces seven obsolete U.S. Navy test sets that collectively cost approximately $300,000, making the CRAFT test set an excellent value to the government. This unit has been well received by the end users. The Company has 180 CRAFT 708 units on order from the original contract with a remaining value of about $4 million. In late 2013, the U.S. Navy issued a follow-on $9.5 million Indefinite Delivery Indefinite Quantity (“IDIQ”) contract. At this time, the U.S. Navy has issued purchase orders for a total of 247 CRAFT 708 and CRAFT 719 units on this follow-on contract with a value of about $7.5 million. These new orders are at a higher price as compared to the initial U.S. Navy contract, and we believe that it should improve our gross margin as these units begin to be shipped in volume. Management also believes that the CRAFT program also has significant potential for sales into the balance of the U.S. Military, NATO, and internationally, as the new Mode 5 IFF systems are installed in overseas aircraft platforms. The Joint Strike Fighter (“JSF”) program by itself is expected to generate significant CRAFT orders as this program continues to ramp up limited rate production.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Overview (continued)

•
TS-4530A:  The booked backlog on the TS-4530A program (Mode 5 IFF test set) is approximately $17 million. This is comprised of 688 complete units (“SETS”) and 1,800 upgrade assemblies (“KITS”). The U.S. Army ordered about 50% of the maximum quantity of SETS, so any additional U.S. Army KIT or SET orders would be at higher commercial prices. The U.S. Army has requested that TIC increase the production of KITS to 150 units per month starting in 2015 to ensure that they do not lose any funding for several KIT delivery orders which expire late in calendar year 2015. The U.S. Army has indicated that it expects to authorize full rate production for the SETS in the April timeframe. TIC continues to actively market the TS-4530A product both domestically and overseas, and has received a limited amount of orders outside the U.S. Army contract.

•
ITATS: The booked backlog on the ITATS (automated TACAN bench test set) program is 85 units at a value of around $4.5 million. The Company began ITATS production in the second quarter and continues to ramp up production and believes full rate production of five units per month will begin in December 2014. We also continue to market this unit to other domestic and international customers, and have begun to receive higher priced commercial orders for this state-of-the-art TACAN bench test set.

•
Legacy Products: The Company continues to ship other legacy products including a redesign of our DME-P bench test set which is sold exclusively in Europe. TIC has also received a $600,000 order from the U.S. Army for 35 T-47NH units which is part of a 235 unit IDIQ order received several years ago. The U.S. Army T-47NH order should be shipped in the fiscal quarter ending March 31, 2015.

As such, we anticipate improvement in revenues and profitability in the future. We believe that the revenue increase from the  TS-4530A and ITATS shipments will also enhance the Company’s liquidity position.

For the three months ended December 31, 2014, the Company recorded income from operations of $225,805 as compared to $248,291 for the same period in the prior year. Income from operations for the quarter ended December 31, 2014 was negatively impacted by significantly higher legal costs associated with the Aeroflex litigation.  For the nine months ended December 31, 2014, the Company recorded an operating loss of $305,483 as compared to income from operations of $456,589 for the nine months ended December 31, 2013.

For the three months ended December 31, 2014, the Company recorded income before income taxes of $7,875 as compared to a loss before income taxes of $87,081 for the three months ended December 31, 2013. Excluding amortization of debt and financing costs, loss on extinguishment of debt and the change in fair value of common stock warrants, pre-tax income would be $186,668 for the three months ended December 31, 2014, as compared to $197,592 for the three months ended December 31, 2013.

For the nine months ended December 31, 2014, the Company recorded a loss before income taxes of $864,455 as compared to a loss before income taxes of $252,336 for the nine months ended December 31, 2013. Excluding amortization of debt and financing costs, loss on extinguishment of debt and the change in fair value of common stock warrants, the before tax loss would be $464,487 for the nine months ended December 31, 2014, as compared to  income before taxes of $204,457 for the nine months ended December 31, 2013.

As a result of the substantial operating losses incurred in fiscal year 2013, the Company was not in compliance with the NYSE-MKT’s (the “Exchange”) continued listing standards. The Company also received a letter from the staff of the Exchange that, based on the Company’s financial statements at March 31, 2013, the Company was no longer in compliance with the minimum stockholders’ equity requirement of $4.0 million, and had also reported net losses in three of its last four fiscal years, as set forth in Section 1003(a)(ii) of the NYSE MKT Company Guide. On July 17, 2014, based on the review of publicly available and Section 1009(f) of the NYSE MKT Company Guide, the Exchange indicated that the Company had resolved the continued listing deficiencies with respect to both Sections 1003(a)(ii) and 1003(4)(iv) of the NYSE MKT Company Guide, since it has reported net income for the fiscal year ended March 31, 2014 and demonstrated that it has remedied its financial impairment. As is the case with all listed issuers on the NYSE-MKT, the Company’s continued listing eligibility will be assessed on an ongoing basis.

At December 31, 2014, the Company’s backlog was approximately $32.6 million as compared to approximately $36.0 million at December 31, 2013.

In November 2014, the Company entered into a loan agreement with a bank for $1,200,000. The proceeds from the loan were used to pay off the remaining balance of the loan with BCA Mezzanine Fund, L.P. in the amount of $1,153,109, including accrued interest of $4,467.  The term of the loan is for 3 year and expires in November, 2017. Monthly payments are at $36,551 including interest at 6%.

Based on existing and expected production releases, the Company believes that it will have adequate liquidity, and backlog to fund operating plans for at least the next twelve months.  Currently, the Company has no material future capital expenditure requirements. However, there can be no assurances that the Company will achieve revenue and profitability goals or will not require additional financing.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations

Sales

For the three and nine months ended December 31, 2014, sales increased $941,068 (23.0%) and $423,262 (3.7%) to $5,030,097 and $11,746,847, respectively, as compared to $4,089,029 and $11,323,585, respectively, for the three and nine months ended December 31, 2013.

Avionics government sales increased $658,127 (17.3%) to $4,455,399 for the three months ended December 31, 2014 as compared to $3,797,272 for the three months ended December 31, 2013. This increase is mostly attributed to the increased shipments for the CRAFT and ITATS as well as a modest increase in shipments for the TS-4530A program as we increase shipment of the KITS, which was mostly offset by the shipment of SETS in the three months ended December 31, 2013 as we were able to ship against a partial release from the U.S. Army. These increases were offset partially by lower sales of legacy products. Avionics government sales decreased only $51,183 (0.5%) to $10,002,850 for the nine months ended December 31, 2014 as compared to $10,054,033 for the same period in the prior year. In the prior year, the Company was able to ship against a partial release from the U.S. Army. During the nine months ended December 31, 2014, the Company had a six week interruption in CRAFT deliveries due to delayed component shipments from vendors and a technical issue with the U.S. Navy, which affected sales for these periods, but has been resolved.  CRAFT shipments resumed in October. These decreases were partially offset by the shipment of the KITS for the TS-4530A program for which the Company received a full production release from the U.S. Army for kits on June 29, 2014, and the commencement of shipments for the Company’s ITATS program.

Commercial sales increased $282,941 (97.0%) and $474,445 (37.4%) to $574,698 and $1,743,997, respectively, for the three and nine months ended December 31, 2014, as compared to $291,757 and $1,269,552, respectively, for the three and nine months ended December 31, 2013 This increase in sales is primarily attributed to an increase in overhaul and repairs revenues, sales of spare parts as well as the Company being able to reduce its backlog for its commercial products. The economic conditions in the commercial market remain depressed and, therefore, this increase in commercial sales cannot be considered a trend.

Gross Margin

Gross margin increased $150,100 (10.8%) to $1,545,787 for the three months ended December 31, 2014, as compared to $1,395,687 for the three months ended December 31, 2013. This increase mostly attributed to the increase in volume and higher prices for certain products partially offset by higher material variances and labor and overhead variances due in part to additional staffing associated with the startup of the TS-4530A and ITATS programs. Gross margin decreased $322,246 (8.4%) to $3,535,348 for the nine months ended December 31, 2014, as compared to $3,857,594 for the nine months ended December 31, 2013. This decrease mostly attributed to higher material variances and labor and overhead variances due in part to additional staffing associated with the startup of the TS-4530A and ITATS programs partially offset by the slightly higher volume and higher prices for certain products.  The gross margin percentage for the three months ended December 31, 2014 was 30.7%, as compared to 34.1% for the three months ended December 31, 2013.  The gross margin percentage for the nine months ended December 31, 2014 was 30.1%, as compared to 34.1% for the nine months ended December 31, 2013.

Operating Expenses

Selling, general and administrative expenses increased $127,342 (18.2%) and $341,909 (16.9%) to $825,261 and $2,364,488, respectively, for the three and nine months ended December 31, 2014, as compared to $697,919 and $2,022,579, respectively, for the three and nine months ended December 31, 2013. This increase was primarily attributed to higher professional fees associated with the deposition phase Aeroflex litigation.  Legal expenses associated with the Aeroflex litigation were $189,964 for the three months ended December 31, 2014, as compared to $15,493 for the same period last year. For the nine months ended December 31, 2014, legal expenses associated with the litigation were $382,992 as compared to $139,568 for the same period in the prior year.

Engineering, research and development expenses increased $45,244 (10.1%) and $97,917 (7.1%) to $494,721 and $1,476,343, respectively, for the three and nine months ended December 31, 2014, as compared to $449,477 and $1,378,426, respectively, for the three and nine months ended December 31, 2013. While the Company has completed development on its major programs, research and development resources have now been focused on new product development, sustaining engineering and enhancements to existing products.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Income (Loss) From Operations

As a result of the above, the Company recorded income from operations of $225,805 for the three months ended December 31, 2014, as compared to $248,291 for the three months ended December 31, 2013.  For the nine months ended December 31, 2014, the Company recorded a loss from operations of $305,483 as compared to income from operations of $456,589 for the nine months ended December 31, 2013.

Other Income (Expense), Net

For the three months ended December 31, 2014, total other expense was $217,930 as compared to other expense of $335,372 for the three months ended December 31, 2013. This change is primarily due to the non-cash gain on the change in the valuation of common stock warrants for the three months ended December 31, 2014, as compared to a loss in the valuation of common stock warrants in same period in the prior year, which was offset partially by the loss on the extinguishment of debt for the three months ended December 31, 2014.  For the nine months ended December 31, 2014, total other expense was $558,972 as compared to other expense of $708,925 for the nine months ended December 31, 2013. This change is primarily due to the lower non-cash loss on the change in the valuation of common stock warrants as compared to the same period last year and lower interest expense partially offset by the loss on the extinguishment of debt for the nine months ended .December 31, 2014.

Income (Loss) before Income Taxes

As a result of the above, the Company recorded income before taxes of $7,875 for the three months ended December 31, 2014, as compared to a loss before income taxes of $87,081 for the three months ended December 31, 2013. For the nine months ended December 31, 2014, the Company recorded a loss before income taxes of $864,455 as compared to a loss before taxes of $252,336 for the nine months ended December 31, 2013.

Income Tax Benefit

For the three months ended December 31, 2014, the Company recorded an income tax provision of $28,819 as compared to $58,852 for the three months ended December 31, 2013. The Company recorded a provision for income taxes as the Company recorded a profit before taxes because of certain non-cash items that are not deductible for tax purposes. For the nine months ended December 31, 2014, the Company recorded an income tax benefit of $211,311 as compared to an income tax provision of $51,843 for the nine months ended December 31, 2013.  These amounts represent the statutory federal and state tax rate on the Company’s loss before taxes.

Net Loss

As a result of the above, the Company recorded net losses of $20,944 and $653,144 for the three and nine months ended December 31, 2014, as compared to net losses of $145,933 and $304,179 for the three and nine months ended December 31, 2013.

Liquidity and Capital Resources

At December 31, 2014, the Company had net working capital of $2,095,573 as compared to $2,452,798 at March 31, 2014. This change is primarily the result of the decrease in accounts receivable and the increase in accounts payable and accrued liabilities offset partially by an increase in inventories and prepaid expenses and decrease in progress billings.

During the nine months ended December 31, 2014, the Company’s cash balance increased by $99,873 to $331,991.  The Company’s principal sources and uses of funds were as follows:

Cash provided by operating activities. For the nine months ended December 31, 2014, the Company provided $473,862 in cash for operations as compared to providing $274,476 in cash for operations for the nine months ended December 31, 2013.  This improvement is the result of the reduction in accounts receivable and increase in accounts payable and accrued liabilities offset partially by the increase in inventories, reduction in progress billings, and the higher operating loss.

Cash used in investing activities.  For the nine months ended December 31, 2014, the Company used $8,541 of its cash for investing activities, as compared to $11,595 for the nine months ended December 31, 2013 as result of lower purchases of equipment.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)

Cash used in financing activities. For the nine months ended December 31, 2014, the Company used $365,448 in financing activities as compared to using $356,831 for the nine months ended December 31, 2013.  This is the result of lower debt repayments as a result of the debt refinancing offset mostly by lower proceeds from notes payable. During the nine months ended December 31, 2013, the Company received net proceeds from a related party note payable in the amount of $100,000.

In November 2014, the Company entered into loan agreement with a bank for $1,200,000. The proceeds from the loan will be used to pay off the remaining balance of the loan with BCA Mezzanine Fund, L.P. in the amount of $1,153,109, including accrued interest of $4,467.  The term of the loan is for 3 year and expires in November 2017. Monthly payments are at $36,551 including interest at 6%.

Based on existing and expected production releases, the Company believes that it will have adequate liquidity, and backlog to fund operating plans for at least the next twelve months.  Currently, the Company has no material future capital expenditure requirements. However, there can be no assurances that the Company will achieve revenue and profitability or will not require additional financing.

There was no significant impact on the Company’s operations as a result of inflation for the nine months ended December 31, 2014.

These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2014, filed with the SEC on June 30, 2014 (the “Annual Report”).

Off-Balance Sheet Arrangements

As of December 31, 2014, the Company had no off-balance sheet arrangements.

Critical Accounting Policies

Our critical accounting policies are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report. There have been no changes in our critical accounting policies. Our significant accounting policies are described in our notes to the 2014 consolidated financial statements included in our Annual Report.

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

In December 2009, the Kansas District Court dismissed the Aeroflex Action on jurisdiction grounds. Aeroflex appealed this decision. In May 2012, the Kansas Supreme Court reversed the decision and remanded the Aeroflex Action to the District Court for further proceedings. The Company has been in engaged in discovery and depositions for the last three quarters, which has resulted in substantially higher legal expense. The Amended Fifth Supplemental Modified Scheduling Order has the trial date set for February 29, 2016  and is estimated to last three weeks, but this date may be subject to postponement. The Company is optimistic as to the outcome of this litigation. However, the outcome of any litigation is unpredictable and an adverse decision in this matter could have a material adverse effect on our financial condition, results of operations or liquidity.

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

The Company made an Offer to Settle to the SEC and in September 2014 the SEC accepted such offer. The Company has also revised its procedures for Section 16(a) reports to ensure complete compliance.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company’s equity securities during the quarter ended December 31, 2014, other than those previously reported in a Current Report on Form 8-K.

Item 3.  Defaults Upon Senior Securities.

There has been no default in the payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

There is no other information required to be disclosed under this item which was not previously disclosed.

Item 6.  Exhibits.

Exhibit No.	Description

10.1	Loan Agreement with Bank of America*

31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of 2002*

31.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of 2002*

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document*

101.SCH	Taxonomy Extension Schema Document*

101.CAL	Taxonomy Extension Calculation Linkbase Document*

101.DEF	Taxonomy Extension Definition Linkbase Document*

101.LAB	Taxonomy Extension Label Linkbase Document*

101.PRE	Taxonomy Extension Presentation Linkbase Document*

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEL-INSTRUMENT ELECTRONICS CORP.

Date: February 17, 2015	By:	/s/ Jeffrey C. O’Hara
Name: Jeffrey C. O’Hara
Title: Chief Executive Officer Principal Executive Officer

Date: February 17, 2015	By:	/s/ Joseph P. Macaluso
Name: Joseph P. Macaluso
Title: Principal Financial Officer Principal Accounting Officer