Form 10-K
period 2015-03-31
TEL INSTRUMENT ELECTRONICS CORP
filed 2015-06-25
CIK 96885

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the fiscal year ended March 31, 2015

Commission File No. 001-31990

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

Large accelerated filer ☐    Accelerated filer ☐      Non-accelerated filer ☐       Smaller reporting company ☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Act).  Yes ☐ No ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates on September 30, 2014 (the last business day of our most recently completed second fiscal quarter) was $9,050,675 based on the closing price of $5.34 on September 30, 2014.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 3,256,887 shares of common stock, par value $0.10 per share, were outstanding as of June 18, 2015.

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

PART I

Item 1.           Business

General

Tel-Instrument Electronics Corp. (“Tel”, “TIC” or the “Company”) has been in business since 1947, and is a leading designer and manufacturer of avionics test and measurement solutions for the global commercial air transport, general aviation, and government/military aerospace and defense markets.  The Company designs, manufactures and sells instruments to test and measure, and calibrates and repairs a wide range of airborne navigation and communication equipment.

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

The Company has become a major manufacturer and supplier of Identification Friend or Foe (“IFF”) flight line test equipment. The Company has been awarded two major contracts from both the U.S. Navy and the U.S. Army for IFF flight line test equipment (see below). The products under these contracts represent cutting edge technology and, together with derivative products, should provide Tel with a competitive advantage for years to come. Revenues from these programs will be the foundation for our growth for the next few years.

Tel believes it has built a solid infrastructure to support a rapidly growing business, and the outlook for the Company is positive with revenue growth expected over the next few years as a result of these new programs and other new products.

We continue to evaluate other attractive potential market opportunities although our current capital structure limits our flexibility at this time.

Communications/Navigation (COMM/NAV) Radio Frequency (RF) Avionics Flight line Tester”) (“CRAFT”) (AN/USM-708 and AN/USM-719) with the U.S. Navy

The AN/USM-708, the basic CRAFT test set, is a key product for the Company as it represents a new generation technology product. The AN/USM-708 and AN/USM-719 (IFF only) contract was competitively awarded to the Company by the United States Navy. The AN/USM-708 CRAFT unit combines advanced IFF (including Mode 5 encryption technology) navigation, communication, and sonobuoy test capabilities in a portable test set, which will utilize a flexible and expandable digital-signal-processing-based architecture. Both the AN/USM-708 and the AN/USM-719 have been certified by the AIMS Program Office. This represents the culmination of a multi-year, multi-million dollar investment by the Company in Mode 5 technology and will provide a significant competitive advantage in the years to come. Management believes that the CRAFT program also has significant potential for sales into the balance of the U.S. Military, NATO, and internationally, as the new Mode 5 IFF systems are installed in overseas aircraft platforms. The Joint Strike Fighter (“JSF”) program by itself is expected to generate significant CRAFT orders as this program continues to ramp up limited rate production.

The contract for the AN/USM-708 and AN/USM-719 was a significant milestone for the Company because the development of this proprietary technology, which has been funded by the Company, establishes Tel’s position as a leader in the industry, and will meet the U.S. Navy’s test requirements for years to come. The Company believes that, given the unique nature of this design, this product will generate sales to other military customers. The CRAFT test set replaces seven obsolete U.S. Navy test sets that collectively cost approximately $300,000, making the CRAFT test set an excellent value to the government. This unit has been well received by the end users. The Company believes that the core technology in the AN/USM-708 can be the foundation for additional military and commercial products

The initial contract was for 1,200 test sets with a contract value of approximately $31 million.  The Company has received orders for all 1,200 test sets, as well as approximately $4.7 million for testing, documentation and qualification units.  In October 2013, the Company received an additional award for CRAFT products with a maximum value of $9.5 million. This new contract is in support of the U.S. Navy, U.S. Marine Corps, U.S. Army and various Foreign Military Sales customers under the Foreign Military Sales program. The Company has received orders totaling approximately $7.5 million under this new contract. This brings the total contract value to over $40 million with total orders received exceeding $38 million. As of March 31, 2015, the Company had open orders for AN/USM-708 and AN/USM-719 for 283 test sets, totaling approximately $7.6 million.

Item 1.           Business (continued)

General (continued)

Communications/Navigation (COMM/NAV) Radio Frequency (RF) Avionics Flight line Tester”) (“CRAFT”) (AN/USM-708 and AN/USM-719) with the U.S. Navy (continued)

The Company received and shipped in fiscal year 2014 a $755,580 order from Lockheed Martin for 21 AN/USM-708 CRAFT test sets. In March 2015, the Company received an order for an additional 21 CRAFT test sets from Lockheed Martin in the amount of $775,369 with shipment expected to take place in the second and third quarters ending September 30, 30, 2015 and December 31, 2015, respectively. These units are to be used on the JSF program.

TS-4530A IFF test set with the U.S. Army Aviation and Missile Command

In February 2009, the Company was awarded a firm fixed price indefinite-delivery/indefinite-quantity (IDIQ) contract by the U.S. Army Aviation and Missile Command with a maximum dollar value of approximately $44 million, depending on the number of units purchased (see Item 3, Legal Proceedings). The Company’s win of the critical TS-4530A Mode 5 U.S. Army program represented another major event for our future. Management believes that this award, in conjunction with our U.S. Navy CRAFT Mode 5 program, provides Tel with undisputed market leadership in the Mode 5 IFF business and should provide a constant revenue stream for at least the next few years. This program takes full advantage of the significant investment that the Company has made in its proprietary Mode 5 technology.

The program is for Mode 5 conversion kits and new IFF test sets, which incorporate the Company’s proprietary electronics and IFF technology in addition to Mode S Enhanced Surveillance (“EHS”) and Automatic Dependent Surveillance - Broadcast (“ADS-B”) test functionality. The U.S. Army completed its production assurance review, and the Company has successfully completed testing conducted by the United States Department of Defense (“DOD”) AIMS Program Office to approve its TS-4530A Flight Line Test Set authorizing its use for Mark XIIA IFF Mode S (ELS/EHS/ADS-B) and TCAS systems. The TS-4530A program is a critical program which should help drive TIC’s revenue growth and profitability. (Please see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.)

The Company has received approximately $26.9 million in delivery orders on the TS-4530A program out of a maximum contract value of approximately $44 million. The Company received a full production release for the kits, and commenced shipment of these kits in July 2014. The U.S. Army has ordered about 50% of the maximum quantity of SETS, so any additional U.S. Army KIT or SET orders would be at higher commercial prices. The U.S. Army has requested that TIC increase the production of KITS to 150 units per month starting in 2015 to ensure that they do not lose any funding for several KIT delivery orders which expire late in calendar year 2015. The U.S. Army has indicated that it expects to authorize full rate production for the SETS in the second half of 2015. TIC continues to actively market the TS-4530A product both domestically and overseas, and has received a limited amount of orders outside the U.S. Army contract.

As of March 31, 2015, the Company has open orders for 1,367 kits and 687 sets, totaling $14.7 million.

Intermediate Level TACAN Test Set (“ITATS”) (AN/ARM-206) with the U.S. Navy)

The AN/ARM-206 or ITATS is a bench test set combining advanced digital technology with state of the art automated testing capabilities. The ITATS product is a fully automated TACAN test set for use in U.S. Navy Intermediate Level repair locations. This product represents an important expansion to Tel’s current product line, and the automated testing capabilities will provide a significant labor savings benefit to our customers. This contract with the U.S. Navy has options for approximately 148 units with a total value of over $12 million. Given the unique nature of the design, this unit could also generate sales to other military customers, both domestically and overseas.

The ITATS development program is complete and the U.S. Navy issued a production release in February 2013 for 102 units at a contract value of $5.3 million. TIC has been having issues getting vendors on board with this program due to program and payment delays to vendors. As a result, the U.S. Navy issued a cure letter notice on June 6, 2013. The Company and the U. S. Navy worked together to secure a favorable outcome for both parties. As a result, the Company, with the help of the U.S. Navy, has resolved the open issues. The Company began ITATS production in the second quarter of fiscal year 2015, and continues to ramp up production. We also continue to market this unit to other domestic and international customers.

Item 1.           Business (continued)

General (continued)

Intermediate Level TACAN Test Set (“ITATS”) (AN/ARM-206) with the U.S. Navy (continued)

In January 2014, the Company received a $2.14 million contract modification on the ITATS program This contract modification entails the sale of certain intellectual property (“IP”) to the U.S. Navy plus the sale of ancillary test support equipment, and a modest increase in the recurring price to reflect several product enhancements. As part of this contract modification, the Company sold certain IP in the aggregate amount of $1,526,795 of which $1,200,000 of the IP sale proceeds was paid to the Company’s subcontractor on this program. As part of this agreement with the Company’s subcontractor, upon payment of the $1,200,000, the outstanding amount due to the subcontractor in the amount of $790,535 was discharged. The Company also received $117,095 for engineering enhancements for this program. The sale of the IP for the ITATS program should have no impact on sales of these units to the U.S. Navy or other customers. As of March 31, 2015, the Company has open orders for 69, totaling $3,879,000, including enhancements.

Legacy Products

During fiscal 2015, the Company received the following significant orders for our legacy products:

•
U.S. Army for 35 T-47N Test Sets for a total of $601,230. This order is part of a five year IDIQ contract for up to 235 T-47N Test Sets. After receipt of this order, a total of 50 T-47N Test Sets could still be exercised under this IDIQ contract.

•	$289,900 from South Africa for T-47G Test Sets.

•	$162,400 from South Korea for T-47G Test Sets.

•	$136,200 from U.A.E for T-47N Test Sets.

•	$105,000 from Italy for Precision DME Test Set.

•	$552,330 from our commercial U.S. distributor for TR-220 Test Sets.

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

The civilian market for avionic test equipment is dominated by two designers and manufacturers, Tel and Aeroflex, Inc. (“Aeroflex”), with Aeroflex being substantially larger than Tel.  This market is relatively narrow and highly competitive.  Tel has been successful because of its high quality, new technology, user friendly products and competitive prices.  In recent years commercial airlines have experienced financial difficulties, and, as a result of this, sales of avionics test equipment to airlines have been weak.

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

 Item 1.          Business (continued)

General (continued)

Competition (continued)

In recent years, the Company has won several large, competitively bid contracts from the military and has become the primary supplier for the U.S. Military, as well as the NATO countries, of flight line IFF test equipment. The CRAFT AN/USM-708, CRFAT AN/USM-719 and TS-4530A programs, discussed previously, involve a new generation of technology, including the next generation of IFF testing, and is expected to enable the Company to continue to be a major supplier of avionics test equipment to the military for years to come. Tel believes its new technology will also allow it to increase sales to the commercial market in the future.

Marketing and Distribution

Domestic commercial sales are made throughout the U.S. to commercial airlines and general aviation businesses directly or through distributors. No direct commercial customer accounted for more than 10% of commercial sales in fiscal years 2015 and 2014.  Domestic distributors receive a 15%-20% discount for stocking, selling, and, in some cases, providing product calibration and repairs. Tel gives a 5% to 15% discount to non-stocking distributors, and to independent sales representatives, depending on their sales volume and promotional effort.  The loss of any one of these distributors would not have a material adverse effect on the Company or its operations. Commercial sales represented 12% and 11% of total sales, respectively, for the fiscal years ended March 31, 2015 and 2014. No distributor represented more than 10% of commercial sales during fiscal years 2015 and 2014.

Marketing to the U.S. Government is made directly by employees of the Company or through independent sales representatives, who receive similar commissions to the commercial distributors. For the years ended March 31, 2015 and 2014, sales to the U.S. Government, including shipments through the government’s logistics centers, represented approximately 77% and 64%, respectively, of avionics sales. No other government customer represented over 10% of government sales for fiscal years 2015 and 2014.

International sales are made throughout the world to government and commercial customers, directly through American export agents, or through the Company’s overseas distributors at a discount reflecting a 20% to 22% selling commission, under written or oral, year-to-year arrangements. The Company has an exclusive distribution agreement with Muirhead Avionics and Accessories, Ltd (“Muirhead”), based in the United Kingdom, to represent the Company in parts of Europe, and with Victory Aerospace in Australia and New Zealand.  Tel also sells its products through exclusive distributors in Spain, Portugal, and the Far East and is exploring distribution in other areas.  For the years ended March 31, 2015 and 2014, total international sales were 10% and 16%, respectively, of sales. Additionally, the Company has an agreement with M.P.G. Instruments s.r.l., based in Italy, wherein this distributor has the exclusive sales rights for DME/P ramp and bench test units. The Company continues to explore additional marketing opportunities in other parts of the world, including the Far East. No international distributor accounted for more than 10% of total sales for the fiscal years ended March 31, 2015 and 2014. The Company has no material assets overseas.

Tel also provides customers with calibration and repair services. Repairs and calibrations accounted for 5% of sales for the years ended March 31, 2015 and 2014, respectively.

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

Item 1.           Business (continued)

General (continued)

Marketing and Distribution (continued)

Backlog

Set forth below is Tel’s avionics backlog at March 31, 2015 and 2014:

	Commercial	Government	Total

March 31, 2015	$450,497	$28,289,279	$28,739,776
March 31, 2014	$529,779	$37,061,555	$37,591,334

Tel believes that most of its backlog at March 31, 2015 will be delivered during the next three fiscal years. The backlog is pursuant to purchase orders, and all of the government contracts are fully funded.  However, government contracts are always susceptible to termination for convenience by the government. Historically, the Company obtains orders which are required to be filled in less than 12 months, and therefore, these anticipated orders are not reflected in the backlog.

Suppliers

Tel obtains its purchased parts from a number of suppliers.  These materials are standard in the industry, and the Company foresees no difficulty in obtaining purchased parts, as needed, at acceptable prices.

Patents and Environmental Laws

Tel has no patents or licenses which are material to its business, and there are no material costs incurred to comply with environmental laws.

Engineering, Research, and Development

In the fiscal years ended March 31, 2015 and 2014, Tel spent $1,961,275 and $1,853,338, respectively, on the engineering, research, and development of new and improved products.  None of these amounts were sponsored by customers. Engineering, research, and development expenditures in fiscal year 2015 were made primarily for the   T-4530A program, AN/USM-206, continuing engineering for the CRAFT program, and the incorporation of other product enhancements in existing designs as well as an upgrade of our T-760 Precision DME (Distance Measuring Equipment) Test Set. The Company also has been developing a new commercial navigation/communication test set designated the TR-36. The Company owns all of these designs with the exception of the AN/ARM-206 design.

Tel's management believes that continued significant expenditures for engineering, research, and development are necessary to enable Tel to expand its products, sales, and profits, and to remain competitive.

Personnel

At June 11, 2015, Tel had forty-two full-time employees in manufacturing, materials management, and quality assurance, eleven in administration and sales, including customer services and product support, and twelve in engineering, research and development, none of whom belongs to a union. From time to time, the Company also employs independent contractors to support its manufacturing, engineering, and sales organizations. At June 11, 2015, the Company utilized one independent contractor in manufacturing for assembly and test, one in sales and program management, and one in engineering. Tel has been successful in attracting skilled and experienced management, sales and engineering personnel.

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

Item 3.           Legal Proceedings

On March 24, 2009, Aeroflex Wichita, Inc. (“Aeroflex”) filed a petition against the Company and two of its employees in the District Court, Sedgwick County, Kansas, Case No. 09 CV 1141 (the “Aeroflex Action”), alleging that the Company and its two employees misappropriated Aeroflex’s proprietary technology in connection with the Company winning a substantial contract from the U.S. Army (the “Award”), to develop new Mode-5 radar test sets and kits to upgrade the existing TS-4530 radar test sets to Mode 5. Aeroflex’s petition alleges that in connection with the Award, the Company and its named employees misappropriated Aeroflex’s trade secrets; tortiously interfered with its business relationship; conspired to harm Aeroflex and tortiously interfered with its contract and seeks injunctive relief and damages. The central basis of all the claims in the Aeroflex Action is that the Company misappropriated and used Aeroflex proprietary technology and confidential information in winning the Award.  In February 2009, subsequent to the Company winning Award, Aeroflex filed a protest of the Award with the Government Accounting Office (“GAO”). In its protest, Aeroflex alleged, inter alia, that the Company used Aeroflex’s proprietary technology in order to win the Award, the same material allegations as were later alleged in the Aeroflex Action. On or about March 17, 2009, the U.S. Army Contracts Attorney and the U.S. Army Contracting Officer each filed a statement with the GAO, expressly rejecting Aeroflex’s allegations that the Company used or infringed Aeroflex proprietary technology in winning the Award, and concluding that the Company had used only its own proprietary technology. On April 6, 2009, Aeroflex withdrew its protest.

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

Item 3.           Legal Proceedings (continued)

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

PART II

Item 5.           Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

a) Market Information

The common stock, $0.10 par value per share, of the registrant (“Common Stock”) is traded on the NYSE - MKT under the symbol “TIK”.  The following table sets forth the high and low per share sale prices for our Common Stock for the periods indicated as reported for fiscal years 2015 and 2014 by the NYSE - MKT:

Fiscal Year
Ended March 31,
2015	High	Low
First Quarter	$5.60	$4.40
Second Quarter	5.78	4.99
Third Quarter	5.38	4.34
Fourth Quarter	6.55	4.30
2014
First Quarter	$3.50	$3.18
Second Quarter	4.18	3.21
Third Quarter	5.92	3.80
Fourth Quarter	6.48	4.18

b) Holders

The Company has approximately 202 holders of its Common Stock as of June 18, 2015. This figure does not take into account those shareholders whose certificates are held in the name of broker-dealers or other nominees.

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

Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of options remaining available for future issuance under Equity Compensation Plans
Equity Compensation Plans approved by shareholders	71,500	$6.06	248,278
Equity Compensation Plans not approved by shareholders	--	--	--
Total	71,500	$6.06	248,278

See “Equity Compensation Plan Information” under Item 12 below.

Item 5.           Market for Registrant's Common Stock and Related Stockholder Matters (continued)

d) Securities Authorized for Issuance under Equity Compensation Plans (continued)

During fiscal year 2015, the Company issued 5,500 shares of common stock upon exercise of stock options granted pursuant to its 2006 Employee Stock Option Plan for an aggregate $26,610, which was added to working capital.  All of the shares were issued pursuant to our S-8 Registration Statement filed on August 18, 2005 or pursuant to the exemption provided by Section 4 of the Securities Act of 1933. Please refer to Note 16 of the Notes to the Consolidated Financial Statements and Item 11, Executive Compensation, for information on the Company’s Employee Stock Option Plan of 2006.

In conjunction with the loan from BCA Mezzanine Fund, L.P. (“BCA”) (see Note 10 of the Notes to the Consolidated Financial Statements), the Company issued BCA a nine-year warrant exercisable for 136,920 shares, based upon 4.5% of the fully–diluted outstanding shares of the Company’s common stock at $6.70 per share, the average closing price over the three days preceding the closing of the loan on the NYSE – MKT. In the event of specific major corporate events or the maturity of the five-year loan, BCA can require the Company to purchase the warrant shares at the higher of the then exchange market price less, in the case of the warrant, the exercise price, or five times operating income per share.

The Company also issued warrants to a third party exercisable for 10,416 shares at $6.70 per share for five years in conjunction with the BCA loan as an additional finder’s fee.

In consideration for the waiver for non-compliance of the financial covenants and for the deferral of certain principal payments, BCA received warrants to purchase a total of 100,000 shares of Common Stock at prices ranging from $3.33 to $3.69 during fiscal years 2014 and 2013 (see Note 10 of the Notes to the Consolidated Financial Statements).

In conjunction with a loan from a private investor (see Note 10 of the Notes to the Consolidated Financial Statements), the Company issued a warrant exercisable for 50,000 shares of the Company’s common stock at $3.35 per share, expiring September 10, 2019.

Rule 10B-18 Transactions

During the year ended March 31, 2015, there were no repurchases of the Company’s common stock by the Company.

Recent Sales of Unregistered Securities

None.

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

All predictions as to future results contain a measure of uncertainty and accordingly, actual results could differ materially.  Among the factors that could cause a difference are changes in the general economy; changes in demand for the Company’s products or in the costs and availability of its raw materials; the actions of competitors; the success of our customers, technological change; changes in employee relations; government regulations; litigation, including its inherent uncertainty; difficulties in plant operations and materials transportation; environmental matters; and other unforeseen circumstances.  A number of these factors are discussed in the Company’s filings with the SEC.

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

Overview

After returning to profitability in fiscal year 2014, we had a slow start to the 2015 fiscal year as a result of program delays and a six week interruption in CRAFT shipments. However, the Company finished strong with revenues of $11,479,222 for the second half of fiscal year 2015 as compared to $6,716,750 in the first half of the year. Currently, we are shipping CRAFT at a more consistent rate, including some of the higher priced units, TS-4530A KITS for the U.S. Army at full production as well as the ITATS TACAN Test Sets. Our legacy business also continues to be consistent. We are still awaiting approval from the U.S. Army for the TS-4530A SETS, but this could take several additional months due to internal U.S. Army approval procedures.

For the year ended March 31, 2015, total sales increased $2,367,681 (15.0%) to $18,195,972 as compared to $15,828,291 for the year ended March 31, 2014. Operating income was $330,386 for the year ended March 31, 2015 as compared to $1,363,902 for the year ended March 31, 2014. For the year ended March 31, 2015, the Company had a loss before taxes of $359,812 as compared to income before taxes of $704,373 for the year ended March 31, 2014 (Results of Operations below for further discussion).  See also Item 1 - Business for details of our major programs.

As a result of the substantial operating losses incurred in fiscal year 2013, the Company was not in compliance with the NYSE-MKT’s (the “Exchange”) continued listing standards. The Company also received a letter from the staff of the Exchange that, based on the Company’s financial statements at March 31, 2013, the Company was no longer in compliance with the minimum stockholders’ equity requirement of $4.0 million, and had also reported net losses in three of its last four fiscal years, as set forth in Section 1003(a)(ii) of the NYSE MKT Company Guide. On July 17, 2014, based on the review of publicly available and Section 1009(f) of the NYSE MKT Company Guide, the Exchange indicated that the Company had resolved the continued listing deficiencies with respect to both Sections 1003(a)(ii) and 1003(4)(iv) of the NYSE MKT Company Guide, since it has reported net income for the fiscal year ended March 31, 2014 and demonstrated that it has remedied its financial impairment. As is the case with all listed issuers on the NYSE-MKT, the Company’s continued listing eligibility will be assessed on an ongoing basis. The Company is optimistic that it will maintain its NYSE-MKT listing.

In November 2014, the Company entered into a loan agreement with a bank for $1,200,000. The proceeds from the loan were used to pay off the remaining balance of the loan with BCA in the amount of $1,153,109, including accrued interest of $4,467.  The term of the loan is for three (3) year and expires in November, 2017. Monthly payments are at $36,551 including interest at 6%.

Item 7.           Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Overview (continued)

At March 31, 2015, the Company’s backlog was approximately $28.7 million as compared to approximately $37.6 million at March 31, 2014.

Based on existing and expected production releases, the Company believes that it will have adequate liquidity and backlog to fund operating plans for at least the next twelve months.  Currently, the Company has no material future capital expenditure requirements. However, there can be no assurances that the Company will return to profitable operations or will not require additional financing.

Results of Operations 2015 Compared to 2014

Sales

For the fiscal year ended March 31, 2015, total sales increased $2,367,681 (15.0%) to $18,195,972 as compared to $15,828,291 for the same period in the prior year. Total Avionics sales increased $2,694,476 (17.4%) to $18,195,972 for the year ended March 31, 2015 as compared to $15,501,496 for the fiscal year ended March 31, 2014.

Avionics government sales increased $2,199,556 (16.0%) to $15,926,532 for the year ended March 31, 2015 as compared to $13,726,976 for the year ended March 31, 2014.  This increase is mostly attributed to the increased shipments for the ITATS and CRAFT programs as well as an increase in shipments for the TS-4530A KITS for which the Company received a production release in July 2014. These increases were partially offset by lower shipment of the TS-4530A Limited Rate Initial Production (“LRIP”) SETS, for which the Company is still awaiting a productions release, but was able to ship against a partial release from the U.S. Army in fiscal year 2014, lower sales of the AN/USM-708 test sets to other customers, and lower sales of legacy products. During the year ended March 31, 2015 the Company had a six week interruption in CRAFT deliveries due to delayed component shipments from vendors, and a technical issue with the U.S. Navy, which affected sales for these periods, but this matter has been resolved.  CRAFT shipments resumed in October.

Commercial sales increased $494,920 (27.9%) to $2,269,440 for the year ended March 31, 2015 as compared to $1,774,520 for the same period in the prior fiscal year.  This increase is primarily attributed to an increase in overhaul and repair revenues.

Gross Margin

Gross margin dollars decreased $923,195 (14.5%) to $5,440,692 for the fiscal year ended March 31, 2015 as compared to $6,363,887 for the prior fiscal year.  This decrease is mostly attributed to higher material costs and labor and overhead costs due in part to additional staffing associated with the startup of the TS-4530A and ITATS programs.  Gross profit percentage was also favorably impacted in fiscal year 2014 by the reversal of a liability in the amount of $790,535, which was discharged by the vendor. The gross margin percentage for the fiscal year ended March 31, 2015 was 30.3% as compared to 40.2% for the fiscal year ended March 31, 2014.

Operating Expenses

Selling, general and administrative expenses increased $2,384 (0.1%) to $3,149,031 for the fiscal year ended March 31, 2015, as compared to $3,146,647 for the fiscal year ended March 31, 2014.   Higher professional fees associated with the deposition phase Aeroflex litigation were mostly offset by lower outside commission costs as well as lower profit sharing, and shared-based compensation expenses.  Legal expenses associated with the Aeroflex litigation were $524,837 for the year ended March 31, 2015 as compared to $341,431 for the same period last year.

Engineering, research and development expenses increased $107,937 (5.8%) to $1,961,275 for fiscal year 2015 as compared to $1,853,338 for the prior fiscal year.  While the Company has completed development on its major programs, research and development resources have now been focused on new product development, sustaining engineering and enhancements to existing products.

Income From Operations

As a result of the above, the Company recorded income from operations in the amount of $300,386 for the fiscal year ended March 31, 2015 as compared $1,363,902 for the year ended March 31, 2014.

Item 7.           Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations 2015 Compared to 2014 (continued)

Other Expense

Other expense increased to $690,198 for the year ended March 31, 2015 as compared to $659,529 for the year ended March 31, 2015. This change is primarily due to the higher non-cash loss on the change in the valuation of common stock warrants as compared to the same period last year, loss on the extinguishment of debt associated with payoff of the loan with BCA partially offset lower interest expense and lower amortization of debt discount and deferred financing costs.

Income (Loss) before Income Taxes

As a result of the above, the Company recorded a loss before taxes of $359,812 for the year ended March 31, 2015 as compared to income before taxes of $704,373 for the fiscal year ended March 31, 2014.

Income Taxes

For the year ended March 31, 2015, the Company recorded an income tax benefit of $77,372 as compared to a provision for income taxes in the amount of $442,845 for the year ended March 31, 2014.  For the year ended March 31, 2014, the Company recorded a provision for income taxes as the Company recorded a profit before taxes for the current fiscal year.

Net Income (Loss)

As a result of the above, the Company recorded a net loss of $280,440 for the year ended March 31, 2015 as compared to net income in the amount of $261,528 for the year ended March 31, 2014.

Liquidity and Capital Resources

At March 31, 2015, the Company had net working capital of $2,599,117 as compared to $2,452,798 at March 31, 2014. This increase in working capital is primarily the result of the repayment of progress billings and the current portion of long-term debt partially offset by decrease in accounts receivable and the increase in accounts payable and accrued liabilities.

During the year ended March 31, 2015, the Company’s cash balance decreased by $46,186 to 185,932.  The Company’s principal sources and uses of funds were as follows:

Cash provided by operating activities. For the year ended March 31, 2015, the Company provided $401,298 in cash for operations as compared to providing $432,639 in cash for operations for the year ended March 31, 2014.  This reduction is the result of the lower operating profit, reduction in progress billings and the reduction in accounts payable mostly offset by the increase in inventories.

Cash used in investing activities.  For the year ended March 31, 2015, the Company used $11,221 of its cash for investing activities, as compared to $65,851 for the year ended March 31, 2014 as result of lower purchases of equipment.

Cash used in financing activities. For the year ended March 31, 2015, the Company used $436,263 in financing activities as compared to using $444,967 for the year ended March 31, 2014.  This is the result of lower debt repayments as a result of the debt refinancing offset mostly by the proceeds from the new term. During the year ended March 31, 2014, the Company received net proceeds from a related party note payable in the amount of $100,000.

In November 2014, the Company entered into loan agreement with a bank for $1,200,000. The proceeds from the loan was used to pay off the remaining balance of the loan with BCA in the amount of $1,153,109, including accrued interest of $4,467.  The term of the loan is for 3 years and expires in November 2017. Monthly payments are at $36,551 including interest at 6%.

Item 7.           Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)

As a result of the substantial operating losses incurred in fiscal year 2013, the Company was not in compliance with the NYSE-MKT’s (the “Exchange”) continued listing standards. The Company also received a letter from the staff of the Exchange that, based on the Company’s financial statements at March 31, 2013, the Company was no longer in compliance with the minimum stockholders’ equity requirement of $4.0 million, and had also reported net losses in three of its last four fiscal years, as set forth in Section 1003(a)(ii) of the NYSE MKT Company Guide. On July 17, 2014, based on the review of publicly available information and Section 1009(f) of the NYSE MKT Company Guide, the Exchange indicated that the Company had resolved the continued listing deficiencies with respect to both Sections 1003(a)(ii) and 1003(4)(iv) of the NYSE MKT Company Guide, since it has reported net income for the fiscal year ended March 31, 2014 and demonstrated that it has remedied its financial impairment. As is the case with all listed issuers on the NYSE-MKT, the Company’s continued listing eligibility will be assessed on an ongoing basis. The Company is optimistic that it will maintain its NYSE-MKT listing.

At March 31, 2015, the Company’s backlog was approximately $28.7 million as compared to approximately $37.6 million at March 31, 2014. Historically, the Company obtains a substantial volume of orders which are required to be filled in less than twelve months, and, therefore, these anticipated orders are not reflected in the backlog.

Based on existing and expected production releases, the Company believes that it will have adequate liquidity, and backlog to fund operating plans for at least the next twelve months.  Currently, the Company has no material future capital expenditure requirements. However, there can be no assurances that the Company will return to profitable operations or will not require additional financing.

There was no significant impact on the Company’s operations as a result of inflation for the year ended March 31, 2015.

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

Revenues for repairs and calibrations of the Company’s products represented 5.4% and 5.2% of sales for the years ended March 31, 2015 and 2014, respectively. These revenues are for units that are periodically returned for annual calibrations and/or for repairs after the warranty period has expired. Revenues on repairs and calibrations are recognized at the time the repaired or calibrated unit is shipped, as it is at this time that the work is completed. The Company’s terms are F.O.B. Plant, and as such, delivery has occurred, and revenue recognized, when picked up and acknowledged by a common carrier.

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

Item 7.           Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Critical Accounting Policies (continued)

Warranty reserves – warranty reserves are based upon historical rates and specific items that are identifiable and can be estimated at time of sale.  While warranty costs have historically been within our expectations and the provisions established, future warranty costs could be in excess of our warranty reserves.  A significant increase in these costs could adversely affect operating results for the current period and any future periods these additional costs materialize.  Warranty reserves are adjusted from time to time when actual warranty claim experience differs from estimates. For the year ended March 31, 2015 warranty costs were $279,955 as compared to $288,685 for the year ended March 31, 2014.

Accounts receivable – the Company performs ongoing credit evaluations of its customers and adjusts credit limits based on customer payment and current credit worthiness, as determined by review of their current credit information.  The Company continuously monitors credits and payments from its customers and maintains provision for estimated credit losses based on its historical experience and any specific customer issues that have been identified. For the year ended March 31, 2015 approximately 77% of the Company’s sales were to the U.S. Government. While such credit losses have historically been within our expectation and the provision established, the Company cannot guarantee that it will continue to receive positive results.

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

Item 8.           Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Tel-Instrument Electronics Corp.
East Rutherford, New Jersey

We have audited the accompanying consolidated balance sheets of Tel-Instrument Electronics Corp. (the “Company”) as of March 31, 2015 and 2014 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended.   These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tel-Instrument Electronics Corp. and subsidiary as of March 31, 2015 and 2014, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

Woodbridge, New Jersey

June 25, 2015

TEL-INSTRUMENT ELECTRONICS CORP.
Consolidated Balance Sheets

ASSETS	March 31, 2015	March 31, 2014
Current assets:
Cash	$185,932	$232,118
Accounts receivable, net of allowance for doubtful accounts of $24,975 and $27,282, respectively	1,625,171	2,095,640
Inventories, net	4,032,074	4,025,391
Prepaid expenses and other current assets	281,002	263,592
Deferred financing costs	5,429	108,321
Deferred tax asset	1,064,395	1,089,538
Total current assets	7,194,003	7,814,600

Equipment and leasehold improvements, net	270,792	450,873
Deferred financing costs – long-term	8,792	48,142
Deferred tax asset – non-current	2,377,583	2,273,068
Other assets	32,317	47,670

Total assets	$9,883,487	$10,634,353

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$387,839	$718,848
Capital lease obligations – current portion	16,758	53,608
Accounts payable	2,811,781	2,289,858
Progress billings	-	775,475
Deferred revenues – current portion	18,609	37,452
Accrued expenses - vacation pay, payroll and payroll withholdings	594,114	444,238
Accrued expenses - related parties	170,348	123,036
Accrued expenses – other	595,437	919,287
Total current liabilities	4,594,886	5,361,802

Subordinated notes payable – related parties	250,000	250,000
Capital lease obligations – long-term	4,561	21,320
Long-term debt, net of debt discount	708,604	596,526
Warrant liability	518,962	354,309
Deferred revenues – long-term	133,650	133,650
Other long-term liabilities	33,000	56,100

Total liabilities	6,243,663	6,773,707

Commitments and contingencies

Stockholders’ equity
Common stock, 4,000,000 shares authorized, par value $.10 per share, 3,256,887 and 3,251,387 shares issued and outstanding, respectively	325,686	325,136
Additional paid-in capital	8,046,168	7,987,100
Accumulated deficit	(4,732,030)	(4,451,590)

Total stockholders’ equity	3,639,824	3,860,646

Total liabilities and stockholders’ equity	$9,883,487	$10,634,353

The accompanying notes are an integral part of the consolidated financial statements.

TEL-INSTRUMENT ELECTRONICS CORP.
Consolidated Statements of Operations

	For the years ended March 31,
	2015	2014

Net sales	$18,195,972	$15,828,291

Cost of sales	12,755,280	9,464,404

Gross margin	5,440,692	6,363,887

Operating expenses:
Selling, general and administrative	3,149,031	3,146,647
Engineering, research and development	1,961,275	1,853,338

Total operating expenses	5,110,306	4,999,985

Income from operations	330,386	1,363,902

Other income (expense):
Amortization of debt discount	(75,308)	(104,644)
Amortization of deferred financing costs	(69,165)	(108,321)
Change in fair value of common stock warrants	(164,653)	(114,869)
Loss on extinguishment of debt	(188,102)	(26,600)
Interest income	-	226
Interest expense	(145,658)	(275,321)
Interest expense - related parties	(47,312)	(30,000)

Total other expense	(690,198)	(659,529)

Income (loss) before income taxes	(359,812)	704,373

Provision (benefit) for income taxes	(79,372)	442,845

Net income (loss)	$(280,440)	$261,528

Basic income (loss) per common share	$(0.09)	$0.08
Diluted income (loss) per common share	$(0.09)	$0.10

Weighted average number of shares outstanding
Basic	3,253,992	3,204,028
Diluted	3,253,992	3,228,894

The accompanying notes are an integral part of the consolidated financial statements.

TEL-INSTRUMENT ELECTRONICS CORP.
Consolidated Statements of Changes in Stockholders’ Equity

	Common Stock		Additional
	# of Shares Issued	Amount	Paid-In Capital	Accumulated Deficit	Total

Balances at April 1, 2013	3,011,739	$301,171	$7,108,300	$(4,713,118)	$2,696,353

Stock-based compensation	-	-	84,742	-	84,742
Net income	-	-	-	261,528	261,528
Issuance of new shares in connection with conversion of debt into common stock	200,000	20,000	644,000	-	664,000
Issuance of new shares in connection with conversion of note payable into common stock	31,348	3,135	117,868	-	121,003
Issuance of common stock in connection with the exercise of stock options	8,300	830	32,190	-	33,020

Balances at March 31, 2014	3,251,387	$325,136	$7,987,100	$(4,451,590)	$3,860,646

Stock-based compensation	-	-	33,008	-	33,008
Net loss	-	-	-	(280,440)	(280,440)
Issuance of common stock in connection with the exercise of stock options	5,500	550	26,060	-	26,610

Balances at March 31, 2015	3,256,887	$325,686	$8,046,168	$(4,732,030)	$3,639,824

The accompanying notes are an integral part of the consolidated financial statements.

TEL-INSTRUMENT ELECTRONICS CORP.
Consolidated Statements of Cash Flows

	For the years ended March 31,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$(280,440)	$261,528
Adjustments to reconcile net (loss) income to net cash (Used in) provided by operating activities:
Deferred income taxes	(79,372)	423,345
Allowance for doubtful accounts	(2,487)	10,000
Depreciation and amortization	177,291	202,936
Amortization of debt discount	75,308	104,644
Amortization of deferred financing costs	69,165	108,321
Change in fair value of common stock warrant	164,653	114,869
Provision for inventory obsolescence	24,287	5,000
Loss on extinguishment of debt	188,102	26,600
Non-cash interest expense associated with conversion of note payable	-	21,003
Non-cash stock-based compensation	33,008	84,742
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	472,956	(1,547,761)
(Increase) decrease in inventories	(16,959)	2,210,790
Increase in prepaid expenses and other assets	(2,057)	(138,538)
Increase (decrease) in accounts payable	521,923	(1,982,573)
(Decrease) increase in deferred revenues	(18,843)	151,597
Increase in accrued payroll, vacation pay & withholdings	149,876	1,716
Decrease in accrued expenses – related party and other	(276,538)	(457,155)
(Decrease) increase in progress billings	(775,475)	775,475
(Decrease) increase in other long-term liabilities	(23,100)	56,100
Net cash provided by operating activities	401,298	432,639

Cash flows from investing activities:
Acquisition of equipment	(11,221)	(65,851)
Net cash used in investing activities	(11,221)	(65,851)

Cash flows from financing activities:
Proceeds from exercise of stock options	26,610	33,020
Proceeds from note payable – related party	-	100,000
Proceeds from issuance of debt	1,200,000	23,712
Expenses associated with long-term debt	(16,287)	-
Repayment of long-term debt	(1,592,977)	(526,064)
Repayment of capitalized lease obligations	(53,609)	(75,635)
Net cash used in financing activities	(436,263)	(444,967)

Net decrease in cash	(46,186)	(78,179)
Cash, beginning of year	232,118	310,297
Cash, end of year	$185,932	$232,118

Supplemental cash flow information:
Taxes paid	$20,500	$1,340
Interest paid	$166,040	$310,489
Supplemental non-cash information:
Warrants issued to lender for waiver of debt covenants	$-	$41,110
Conversion of debt to equity	$-	$700,000
Conversion of accrued interest to equity	$-	$37,400

The accompanying notes are an integral part of the consolidated financial statements.

TEL-INSTRUMENT ELECTRONICS CORP.

Notes To Consolidated Financial Statements

1.                    Business, Organization, and Liquidity

Business and Organization

Tel-Instrument Electronics Corp. (“Tel” or the “Company”) has been in business since 1947.  The Company is a leading designer and manufacturer of avionics test and measurement instruments for the global, commercial air transport, general aviation, and government/military defense markets.  Tel provides instruments to test, measure, calibrate, and repair a wide range of airborne navigation and communication equipment.  The Company sells its equipment in both domestic and international markets. Tel continues to develop new products in anticipation of customers’ needs and to maintain its strong market position.  Its development of multi-function testers has made it easier for customers to perform ramp tests with less operator training, fewer test sets, and lower product support costs.  The Company has become a major manufacturer and supplier of Identification Friend or Foe (“IFF”) flight line test equipment and over the last few years was awarded three major military contracts.

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

Revenues for repairs and calibrations of the Company’s products represented 5.4% and 5.2% of sales for the years ended March 31, 2015 and 2014, respectively. These revenues are for units that are periodically returned for annual calibrations and/or for repairs after the warranty period has expired. Revenues on repairs and calibrations are recognized at the time the repaired or calibrated unit is shipped, as it is at this time that the work is completed. The Company’s terms are F.O.B. Plant, and as such, delivery has occurred, and revenue recognized, when picked up and acknowledged by a common carrier.

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

Fair Value of Financial Instruments:

The Company estimates that the fair value of all financial instruments at March 31, 2015 and March 31, 2014, as defined in Financial Accounting Standards Board (“FASB”) ASC 825 “Financial Instruments”, does not differ materially, except for the items discussed below, from the aggregate carrying values of its financial instruments recorded in the accompanying consolidated balance sheets. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value.

The carrying amounts reported in the consolidated balance sheets as of March 31, 2015 and March 31, 2014 for cash, accounts receivable and accounts payable approximate the fair value because of the immediate or short-term maturity of these financial instruments.  Each reporting period we evaluate market conditions including available interest rates, credit spreads relative to our credit rating and liquidity in estimating the fair value of our debt. After considering such market conditions, we estimate that the fair value of debt approximates its carrying value. The warrant liability is measured at fair value (see Note 20).

TEL-INSTRUMENT ELECTRONICS CORP.

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

Accounts Receivable: The Company’s avionics customer base is primarily comprised of airlines, distributors, and the U.S. Government. As of March 31, 2015, the Company believes it has no significant risk related to its concentration within its accounts receivable.

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

Equipment and Leasehold Improvements:

Office and manufacturing equipment are stated at cost, net of accumulated depreciation.  Depreciation and amortization are provided on a straight-line basis over periods ranging from 3 to 5 years.

Leasehold improvements are amortized over the term of the lease or the useful life of the asset, whichever is shorter.

Maintenance, repairs, and renewals that do not materially add to the value of the equipment nor appreciably prolong its life are charged to expense as incurred.

When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is included in the Statement of Operations.

Engineering, Research and Development Costs:

Engineering, research and development costs are expensed as incurred.

Advertising Expenses:

Advertising expenses consist primarily of costs for direct advertising. The Company expenses all advertising costs as incurred, and classifies these costs under selling, general and administrative expenses.  Advertising costs amounted to $-0- for the years ended March 31, 2015 and 2014, respectively.

Deferred Revenues:

Amounts billed in advance of the period in which the service is rendered or product delivered are recorded as deferred revenue.  At March 31, 2015 and 2014, deferred revenues totaled $152,259 and $171,102, respectively. See above for additional information regarding our revenue recognition policies.

Progress Billings:

Progress billings are a form of government funding for fixed-price contracts that are provided in recognition of the need for working capital, for long lead items, and work in-process expenditures. These payments from the government are recorded as progress billings in the liability section of the balance sheet. These amounts are reduced as the end item product is shipped. At March 31, 2015 and 2014, progress billings totaled $-0- and $775,475, respectively.

TEL-INSTRUMENT ELECTRONICS CORP.

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

Interest and penalties related to income tax matters, if applicable, will be recognized as income tax expense. During the years ended March 31, 2015 and 2014 the Company did not incur any expense related to interest or penalties for income tax matters, and no such amounts were accrued as of March 31, 2015 and 2014.

TEL-INSTRUMENT ELECTRONICS CORP.

Notes To Consolidated Financial Statements (Continued)

2.                    Summary of Significant Accounting Policies (continued)

Stock-based Compensation:

The Company accounts for stock-based compensation in accordance with FASB ASC 718 which requires the measurement of stock-based compensation based on the fair value of the award on the date of grant. The Company recognizes compensation cost on awards on a straight-line basis over the vesting period, typically four years. The Company estimates the fair value of each option granted using the Black-Scholes option-pricing model.

Additional information and disclosure are provided in Note 16 below.

Long-Lived Assets:

The Company assesses the recoverability of the carrying value of its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future, undiscounted cash flows expected to be generated by an asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. No impairment losses have been recognized for the years ended March 31, 2015 and 2014, respectively.

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

Warranty Reserves:

Warranty reserves are based upon historical rates and specific items that are identifiable and can be estimated at time of sale.  While warranty costs have historically been within the Company’s expectations and the provisions established, future warranty costs could be in excess of the Company’s warranty reserves.  A significant increase in these costs could adversely affect the Company’s operating results for the period and the periods these additional costs materialize.  Warranty reserves are adjusted from time to time when actual warranty claim experience differs from estimates. For the year ended March 31, 2015 warranty costs were $279,955 as compared to $288,685 for the year ended March 31, 2014 and are included in Cost of Sales in the accompanying statement of operations. See Note 7 below for warranty reserves.

TEL-INSTRUMENT ELECTRONICS CORP.

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

New Accounting Pronouncements:

In May 2014, FASB issued ASU 2014-09, "Revenue from Contracts with Customers." This ASU is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. This ASU is effective for annual reporting periods beginning after December 15, 2016 and early adoption is not permitted. Accordingly, the Company will adopt this ASU on April 1, 2017. Companies may use either a full retrospective or modified retrospective approach to adopt this ASU, and management is currently evaluating which transition approach to use. The Company is currently evaluating the impact of ASU 2014-09.

No other recently issued accounting pronouncements had or are expected to have a material impact on the Company’s consolidated financial statements.

3.                    Accounts Receivable

The following table sets forth the components of accounts receivable:

	March 31,
	2015	2014
Government	$1,440,378	$1,982,215
Commercial	209,768	140,707
Less: Allowance for doubtful accounts	(24,975)	(27,282)
	$1,625,171	$2,095,640

4.                    Inventories

Inventories consist of:

	March 31,
	2015	2014
Purchased parts	$2,746,671	$3,085,070
Work-in-process	1,514,356	1,134,714
Finished goods	334	10,607
Less: Allowance for obsolete inventory	(229,287)	(205,000)
	$4,032,074	$4,025,391

Work-in-process inventory includes $1,151,118 and $1,092,928 for government contracts at March 31, 2015 and 2014, respectively.

TEL-INSTRUMENT ELECTRONICS CORP.

Notes To Consolidated Financial Statements (Continued)

5.                    Equipment and Leasehold Improvements

Equipment and leasehold improvements consist of the following:

	March 31,
	2015	2014
Leasehold Improvements	$94,413	$94,413
Machinery and equipment	1,458,919	1,516,332
Automobiles	23,712	28,452
Sales equipment	572,236	586,265
Assets under capitalized leases	610,995	610,995
Less: Accumulated depreciation & amortization	(2,489,483)	(2,385,584)
	$270,792	$450,873

Depreciation and amortization expense related to the assets above for the years ended March 31, 2015 and 2014 was $177,291 and $202,936 respectively.

6.                    Intellectual Property

In January 2014, the Company received a $2.14 million contract modification on the ITATS program. The ITATS product (“AN/ARM-206”) is a fully automated TACAN test set for use in U.S. Navy Intermediate Level repair locations. This contract modification entails the sale of certain intellectual property (“IP”) to the U.S. Navy plus the sale of ancillary test support equipment and an increase in the recurring price to reflect several product enhancements. The Company sold certain IP in the amount of $1,526,795, of which $1,200,000 of the IP sale proceeds was paid to the Company’s subcontractor on this program to secure the IP.  As a result, the net amount of $326,795 is recorded in net sales in the accompanying Statement of Operations. As part of this agreement with the Company’s subcontractor, upon payment of the $1,200,000, the outstanding amount due to the subcontractor in the amount of $790,535 was discharged and was recorded as a reduction of cost of goods sold. The Company also received $117,095 for engineering enhancements for this program, which was recorded as sales in fiscal year 2014. The sale of the IP for the ITATS program should have no impact on future sales of these units to the U.S. Navy or other customers.

7.                    Accrued Expenses

Accrued vacation pay, deferred wages, payroll and payroll withholdings consist of the following:

	March 31,
	2015	2014

Accrued vacation pay	$328,777	$267,991
Accrued compensation and payroll withholdings	265,337	176,247

	$594,114	$444,238

Accrued vacation pay, payroll and payroll withholdings includes $99,899 and $48,529 at March 31, 2015 and 2014, respectively, which is due to officers.

TEL-INSTRUMENT ELECTRONICS CORP.

Notes To Consolidated Financial Statements (Continued)

7.                    Accrued Expenses (continued)

Accrued expenses - other consist of the following:

	March 31,
	2015	2014

Accrued interest	$3,230	$17,672
Accrued outside contractor costs	1,245	104,610
Accrued commissions	117,523	188,840
Accrued legal costs	126,740	215,582
Warranty reserve	140,333	194,062
Accrued – other	206,366	198,521

	$595,437	$919,287

The following table provides a summary of the changes in warranty reserves for the years ended March 31, 2015 and 2014:

	March 31, 2015	March 31, 2014
Warranty reserve, at beginning of period	$194,062	$287,470
Warranty expense	279,955	288,685
Warranty deductions	(333,684)	(382,093)
Warranty reserve, at end of period	$140,333	$194,062

Accrued expenses – related parties consists of the following:

	March 31,
	2015	2014

Interest due to the estate of the Company’s former Chairman	$85,174	$61,518
Interest and other expenses due to the Company’s President/CEO	85,174	61,518

	$170,348	$123,036

TEL-INSTRUMENT ELECTRONICS CORP.

Notes To Consolidated Financial Statements (Continued)

8.                    Income Taxes

Income tax (benefit) provision:

	Fiscal Year Ended
	March 31,	March 31,
	2015	2014
Current:
Federal	$-	$16,000
State and local	-	3,500

Total current tax provision	-	19,500

Deferred:
Federal	(171,180)	401,283
State and local	91,808	22,062

Total deferred tax provision (benefit)	(79,372)	423,345

Total provision (benefit)	$(79,372)	$442,845

The approximate values of the components of the Company’s deferred taxes at March 31, 2015 and 2014 are as follows:

	March 31,	March 31,
	2015	2014
Deferred tax assets:
Net operating loss carryforwards	$2,865,606	$2,662,953
Tax credits	329,032	282,187
Charitable contributions	17	-
Allowance for doubtful accounts	8,499	9,288
Reserve for inventory obsolescence	78,024	69,794
Inventory capitalization	76,820	98,182
Deferred payroll	29,264	29,279
Vacation accrual	111,880	91,240
Warranty reserve	47,754	66,070
Deferred revenues	51,812	58,253
Stock options	23,561	35,993
Non-compete agreement	9,868	11,848
Depreciation	(52,379)	(52,481)
Deferred tax asset	3,579,758	3,362,606
Less valuation allowance	(137,780)	-

Deferred tax asset, net	$3,441,978	$3,362,606

Deferred tax asset – current	$1,064,395	$1,089,538
Deferred tax asset – long-term	2,377,583	2,273,068
Total	$3,441,978	$3,362,606

TEL-INSTRUMENT ELECTRONICS CORP.

Notes To Consolidated Financial Statements (Continued)

8.                    Income Taxes (Continued)

The recognized deferred tax asset is based upon the expected utilization of its benefit from future taxable income. The Company has federal net operating loss (“NOL”) carryforwards of approximately $8,422,000 as of March 31, 2015. These carryforward losses are available to offset future taxable income, and begin to expire in the year 2027. New Jersey State NOL carryforwards approximate $7,112,000 as of March 31, 2015. NJ NOL carryforwards expire in 20 years, and certain of these amounts begin to expire in 2030.

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

A reconciliation of the income tax (benefit) provision at the statutory Federal tax rate of 34% to the income tax (benefit) provision recognized in the financial statements is as follows:

	March 31,	March 31,
	2015	2014

Income tax (benefit) provision – statutory rate	$(122,338)	$239,487
Income tax expenses – state and local, net of federal benefit	(104)	19,500
Permanent items	66,784	141,474
True-up of prior years deferred taxes	(162,527)	19,536
Change in valuation allowance	137,780	(171)
Other	1,033	23,019

Income tax provision (benefit)	$(79,372)	$442,845

9.                    Subordinated Notes – Related Parties

On February 22, 2010 the Company borrowed $250,000 in exchange for issuing subordinated notes to two executive officers and directors in the amount of $125,000 (individually, the “Subordinated Note” and collectively, the “Subordinated Notes”). Each officer and director also received 5,000 options to purchase Common Stock at an exercise price of $8.00 per share, the market price at the date of grant. In September 2010, these officers/directors entered into an Intercreditor and Subordination agreement which subordinated their loans to the BCA Loan Agreement (see Note 10 to Notes to Consolidated Financial Statements).  The notes were to become due April 1, 2011 with an interest rate of 1% per month, payable on a monthly basis within 14 days of the end of each month. The Intercreditor  and Subordination Agreement amongst the parties precludes the payment of principal or interest under these subordinated notes unless and until the Senior Obligations have been paid in full or without the express written consent of Senior Lender.  The holders of Subordinated Notes agreed that the Company’s failure to pay the monthly interest amounts pursuant to the terms of the February 22, 2010 Subordinated Notes will not constitute an event of default on such notes if the Company is precluded from making these payments pursuant to the limitations included in the loan agreement with BCA Mezzanine Fund L.L.P. (“BCA”). During fiscal year 2012, the Company’s Chairman, at the time, passed away. His surviving spouse has retained this Subordinated Note and continues to acknowledge the terms. Total interest expense was $47,312 and $30,000 for the years ended March 31, 2015 and 2014, respectively.

TEL-INSTRUMENT ELECTRONICS CORP.

Notes To Consolidated Financial Statements (Continued)

10.                  Long-Term Debt

BCA Mezzanine Fund LLP

In September 2010 the Company entered into an agreement with BCA (“the “BCA Loan Agreement”) to lend the Company $2.5 million in the form of a promissory note (“the “BCA Note”). The Company incurred expenses of $541,604 in connection with this loan, including legal fees, investment banking fees and other transaction fees, including third party warrants exercisable for 10,416 shares at $6.70 per share for five years in conjunction with the BCA loan as a finder’s fee.  These expenses were included as deferred financing costs in the accompanying balance sheets, and were amortized over the term of the loan using the straight-line method which approximates the effective interest rate method. For the years ended March 31, 2015 and 2014, the Company recorded amortization of deferred financing costs in the amount of $69,165 and $108,321. On November 13, 2014, the Company paid off the BCA Note, and as a result, wrote-off the remaining balance of deferred charges in the amount of $89,365, and such amount is included in Loss on Extinguishment of Debt in the accompanying statement of operations for the year ended March 31, 2015. As of March 31, 2015, there were no unamortized deferred financing costs related to the BCA loan. As of March 31, 2014, the Company had unamortized deferred financing costs in the amount of $156,463 of which $108,321 was classified as a current asset and $48,142 was classified as long-term.

The Company also issued warrants to BCA for 136,920 shares at an exercise price of $6.70 per share for nine years in conjunction with the issuance with the BCA Note. In connection with the initial warrants issued with this debt, the Company recorded a debt discount of $267,848. The debt discount was being amortized over the life of the loan.

In consideration for the waivers for non-compliance of the financial covenants, BCA received warrants to purchase shares of the Common Stock, which expire on September 10, 2019. Determining the warrant value to be recorded requires us to develop estimates to be used in calculating the fair value of the warrant.  The fair value of the warrant is calculated using the Black-Scholes valuation model. The table below summarizes the additional warrants received by BCA. The value of the warrants was charged to debt discount in the accompanying balance sheet, and the amount was amortized over the remaining term of the loan.

Total amortization expense associated with the initial warrants, additional warrants and fees were $75,308 and $104,644 for the years ended March 31, 2015 and 2014, respectively.  On November 13, 2014, the Company paid off the BCA Note, and as a result, wrote off the remaining balance of unamortized discount in the amount of $98,737, and such amount is included in Loss on Extinguishment of Debt in the accompanying statement of operations for the year ended March 31, 2015. As of March 31, 2015 and 2014, the Company had unamortized discount associated with the initial warrants, additional warrants and fees of $-0- and $174,046, respectively, and were classified as a reduction of long-term debt in the accompanying consolidated balance sheets.

All warrants issued to BCA are recorded as a liability and are marked to fair value each reporting period, and the resulting change is reflected in the consolidated statements of operations (see Note 20 to the Consolidated Financial Statements).

TEL-INSTRUMENT ELECTRONICS CORP.

Notes To Consolidated Financial Statements (Continued)

10.                  Long-Term Debt (continued)

Private Investor

On July 26, 2012 the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with a private investor (the “Private Investor”).  Pursuant to the terms of the Purchase Agreement, the Company issued (i) a senior secured promissory note in favor of the Private Investor in the aggregate principal amount of $600,000, approximately $489,000 net of expenses, accruing interest at a rate of 14% per annum and (ii) a common stock purchase warrant to purchase 50,000 shares of the Common Stock. Such Note, together with all unpaid interest and principal was due on March 31, 2013.  The common stock underlying the warrant is exercisable at a price of $3.35 per share and the warrant expires on September 10, 2019. In conjunction with the Purchase Agreement the Company entered into the following (i) an Investor Rights Agreement, (ii) a Securities Agreement, (iii) an Intercreditor Agreement and (iv) a Subordination Agreement.

In connection with the warrants issued in conjunction with this debt, the Company recorded a debt discount and warrant liability, which is being marked to fair value at the end of each period (see Note 20 to Notes to the Consolidated Financial Statements).  The Company adjusts the value of the warrant liability (see Note 20 to Notes to the Consolidated Financial Statements) to fair value and recognizes the change in valuation in our statement of operations each reporting period. Determining the fair value of the warrant liability requires estimates to be used utilizing the Black-Scholes valuation model and the value at issuance was $66,193. The corresponding debt discount was amortized over the life of the loan and was fully amortized as of March 31, 2013.

Term Loan with Bank of America

On November 13, 2014, the Company entered into a term loan in the amount of $1,200,000 with Bank of America. The proceeds from the term loan were primarily used to pay off the remaining balance of the BCA Note in the amount of $1,153,109, including accrued interest of $4,467 (see above). The term loan is for three years, and expires on November 13, 2017. Monthly payments are at $36,551 including interest at 6%. The term loan is collateralized by substantially all of the assets of the Company. At March 31, 2015, the outstanding balance was $1,076,894, of which $383,486 is classified as current. The Company incurred expenses of $16,287 in connection with this loan, including legal fees and other transaction fees. These expenses are included as deferred financing costs in the accompanying balance sheets, and are amortized over the term of the loan, using the straight-line method which approximates the effective interest rate method. For the year ended March 31, 2015, the Company recorded amortization of deferred financing costs in the amount of $2,066. As of March 31, 2015, the Company had unamortized deferred financing costs in the amount of $14,221 of which $5,429 is classified as a current asset, and $8,792 as a long-term asset.

Automobile Loan

In March 2014, the Company entered into a loan with Ford Credit for its van in the amount of $23,712. Such note has a term of five (5) years with an annual interest rate of 8.79% with monthly payments of $492.  The outstanding balances at March 31, 2015 and 2014 were $19,549 and $23,538, respectively.

The annual maturities of long-term debt for the five fiscal years subsequent to March 31, 2015 are as follows:

2016	$387,839
2017	412,349
2018	290,995
2019	5,260
2020	-

Total Principal	1,096,443
Less: Current Portion	(387,839)
Total Long-Term Debt	$708,604

TEL-INSTRUMENT ELECTRONICS CORP.

Notes To Consolidated Financial Statements (Continued)

11.                  Note Payable – Related Payable

In June 2013, a related party received a note payable from the Company in exchange for $100,000 which the Company used for working capital needs. On July 24, 2013, the related party converted its note payable in the amount of $100,000 into 31,348 shares of the Common Stock at a price of $3.19 per share. The price was approved by the board of directors (the “Board”) of the Company and was the same price as the 200,000 shares issued to the Private Investor upon the conversion of debt on May 31, 2013. The fair value of these shares at the date of conversion was $3.86 per share. As such, in July 2013, the Company recorded additional interest expense of $21,003.

12.                  Commitments

The Company leases its only facility in East Rutherford, NJ under an operating lease agreement which expires July 31, 2016. The Company also has an option to renew this lease for an additional 5 years after expiration. Under terms of the lease, the Company is also responsible for its proportionate share of the additional rent, to include all real estate taxes, insurance, snow removal, landscaping and other building charges. The Company is also responsible for the utility costs for the premises.

In addition, the Company has agreements to lease equipment for use in the operations of the business under operating leases.

The following is a schedule of approximate future minimum rental payments for operating leases subsequent to the year ended March 31, 2015.

Years Ended March 31,
2016	$269,414
2017	91,264
2018	6,317
2019	1,053
2020	--
$368,048

Total rent expense, including common charges related to the building as well as equipment rentals, was approximately $355,000 and $312,000 for the years ended March 31, 2015 and 2014, respectively.

The Company sponsors a 401k Plan in which employee contributions on a pre-tax basis are supplemented by matching contributions by the Company. The Company charged to operations $23,555 and $18,585 as its matching contribution to the Company’s 401k Plan for the years ended March 31, 2015 and 2014, respectively.

TEL-INSTRUMENT ELECTRONICS CORP.

Notes To Consolidated Financial Statements (Continued)

13.                  Capitalized Lease Obligations

The Company has entered into lease commitments for furniture and equipment that meet the requirements for capitalization. The equipment has been capitalized and shown in equipment and leasehold improvements in the accompanying balance sheets.  The related obligations are also recorded in the accompanying consolidated balance sheets and are based upon the present value of the future minimum lease payments with interest rates ranging from 12% to 15%.  The net book value of equipment acquired under capitalized lease obligations amounted to $79,938 and $164,274 at March 31, 2015 and 2014, respectively. There were no new capital lease obligations during fiscal years 2015 and 2014.  As of March 31, 2015 and 2014, accumulated amortization under capital leases was $531,057 and $446,721, respectively.

At March 31, 2015, future payments under capital leases are as follows over each of the next five fiscal years:

2016	$18,685
2017	4,671
2018	--
2019	--
2020	--
Total minimum lease payments	23,356
Less amounts representing interest	(2,037)
Present value of net minimum lease payments	21,319
Less current portion	(16,758)
Long-term capital lease obligation	$4,561

14.                  Significant Customer Concentrations

For the years ended March 31, 2015 and 2014, sales to the U.S. Government represented approximately 77% and 64%, respectively of net sales.  No other individual customer represented over 10% of net sales for these years.  No direct customer accounted for more than 10% of commercial or government net sales. Our U.S. distributor accounted for 22% of commercial sales for the year ended March 31, 2015.

Net sales to foreign customers were $1,809,495 and $2,517,159 for the years ended March 31, 2015 and 2014, respectively.  All other sales were to customers located in the U.S. The following table presents net sales by U.S. and foreign countries:

	2015	2014
United States	$16,386,477	$13,311,132
Foreign countries	1,809,495	2,517,159
Total Avionics Sales	$18,195,972	$15,828,291

Net sales related to any single foreign country did not comprise more than 10% of consolidated net sales. The Company had no assets outside the United States.

Receivables from the U.S. Government represented approximately 59% and 26%, respectively, of total receivables at March 31, 2015 and 2014, respectively. As of March 31, 2015, no other individual customer accounted for over 10% of the Company’s outstanding accounts receivable. As of March 31, 2014, two other individual customers accounted for a total of 60% of the Company’s outstanding accounts receivable.

TEL-INSTRUMENT ELECTRONICS CORP.

Notes To Consolidated Financial Statements (Continued)

15.                  Stock Option Plans

In March 2006, the Board adopted the 2006 Stock Option Plan (the “Plan”) which reserved for issuance options to purchase up to 250,000 shares of its Common Stock.  The stockholders approved the Plan at the December 2006 annual meeting.  The Plan, which has a term of ten years from the date of adoption, is administered by the Board or by a committee appointed by the Board. The selection of participants, allotment of shares, and other conditions related to the grant of options, to the extent not set forth in the Plan, are determined by the Board.  Options granted under the Plan are exercisable up to a period of 5 years from the date of grant at an exercise price which is not less than the fair market value of the common stock at the date of grant, except as to a stockholder owning 10% or more of the outstanding common stock of the Company, as to whom the exercise price must not be less than 110% of the fair market value of the common stock at the date of grant. Options, for the most part, are exercisable on a cumulative basis, 20% at or after each of the first, second, and third anniversary of the grant and 40% after the fourth year anniversary. These terms can be modified based upon approval of the Board.

The fair value of each option awarded is estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table. Expected volatilities are based on historical volatility of Common Stock. The expected life of the options granted represents the period of time from date of grant to expiration (5 years). The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant. The per share weighted-average fair value of stock options granted for the years ended March 31, 2015 and 2014 was $2.20 and $1.76, respectively, on the date of grant using the Black Scholes option-pricing model with the following assumptions:

	Dividend Yield	Risk-free Interest rate	Volatility	Life
2015	0.0%	1.68%	47.21%	5 years
2014	0.0%	1.37%	46.31%	5 years

A summary of the status of the Company’s stock option plans for the fiscal years ended March 31, 2015 and 2014 and changes during the years are presented below: (in number of options):

	Number of Options	Average Exercise Price	Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding options at April 1, 2013	114,600	$5.53
Options granted	10,000	$4.22
Options exercised	(8,300)	$3.98
Options canceled/forfeited	(28,300)	$3.67

Outstanding options at March 31, 2014	88,000	$6.12	2.0 years	$11,200
Options granted	10,000	$5.14
Options exercised	(5,500)	$4.84
Options canceled/forfeited	(21,000)	$6.19

Outstanding options at March 31, 2015	71,500	$6.06	1.9 years	$64,000
Vested Options:
March 31, 2015:	59,900	$6.20	1.5 years	$53,760
March 31, 2014:	61,800	$6.12	1.2 years	$9,200

Remaining options available for grant were 248,278 and 237,278 as of March 31, 2015 and 2014, respectively.

The total intrinsic value of options exercised during the years ended March 31, 2015 and 2014 were $1,470 and $3,760, respectively. Cash received from the exercise of stock options for the years ended March 31, 2015 and 2014 was $26,610 and $33,020, respectively.

TEL-INSTRUMENT ELECTRONICS CORP.

Notes To Consolidated Financial Statements (Continued)

15.                  Stock Option Plan (continued)

For the years ended March 31, 2015 and 2014, the unamortized compensation expense for stock options was $19,934 and $39,255, respectively. Unamortized compensation expense is expected to be recognized over a weighted-average period of approximately 1 year.

A summary of the Company’s non-vested shares as of March 31, 2015, and changes during the year ended March 31, 2015 is presented below:

Non-vested Shares	Shares	Weighted-Average Grant-Date Fair value

Non-vested at April 1, 2014	26,200	$6.18
Granted	10,000	$5.14
Vested	(24,600)	$6.10
Forfeited	-	$-
Non-vested at March 31, 2015	11,600	$5.34

The compensation cost that has been charged was $33,008 and $84,742 for the fiscal years ended March 31, 2015 and 2014, respectively. The total income tax benefit recognized in the statement of operations for share-based compensation arrangements was $1,216 and $3,468 for the fiscal years ended March 31, 2015 and 2014, respectively, and relates to the compensation cost associated with non-qualified stock options

16.                  Net Diluted Income (Loss) per Share

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

	March 31, 2015	March 31, 2014
Basic net income (loss) per share computation:
Net income(loss)	$(280,440)	$261,528
Weighted-average common shares outstanding	3,253,992	3,204,028
Basic net income (loss) per share	$(0.09)	$0.08
Diluted net income (loss) per share computation
Net income (loss)	$(280,440)	$261,528
Add: Change in fair value of warrants	-	71,757
Diluted income (loss)	(280,440)	333,285
Weighted-average common shares outstanding	3,253,992	3,204,028
Incremental shares attributable to the assumed exercise of outstanding stock options and warrants	-	24,866
Total adjusted weighted-average shares	3,253,992	3,228,894
Diluted net income (loss) per share	$(0.09)	$0.10

For the year ended March 31, 2015, all outstanding warrants and options were excluded from the computation of diluted loss per share because their effect would be anti-dilutive.

For the year ended March 31, 2014, 78,000 stock options and 147,336 warrants were excluded from the computation of diluted income per share as their effect would be anti-dilutive.

TEL-INSTRUMENT ELECTRONICS CORP.

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

The table below presents information about reportable segments for the years ended March 31:

2015	Avionics Government	Avionics Commercial	Avionics Total	Corporate/ Reconciling Items	Total
Net sales	$15,926,532	$2,269,440	$18,195,972	$-	$18,195,972
Cost of Sales	10,927,710	1,827,570	12,755,280	-	12,755,280

Gross Margin	4,998,822	441,870	5,440,692	-	5,440,692

Engineering, research, and development			1,961,275	-	1,961,275
Selling, general, and administrative			1,203,628	1,945,403	3,149,031
Amortization of debt discount			-	75,308	75,308
Amortization of deferred financing costs			-	69,165	69,165
Change in fair value of common stock warrant			-	164,653	164,653
Loss on extinguishment of debt			-	188,102	188,102
Interest expense, net			-	192,970	192,970
			3,164,903	2,635,601	5,800,504
Income (loss) before income taxes			$2,275,789	$(2,635,601)	$(359,812)

Segment Assets	$4,480,332	$1,176,913	$5,657,245	$4,226,242	$9,883,487

 TEL-INSTRUMENT ELECTRONICS CORP.

Notes To Consolidated Financial Statements (Continued)

17.                  Segment Information (continued)

2014	Avionics Government	Avionics Commercial	Avionics Total	Corporate/ Reconciling Items		Total
Net sales	$13,726,976	$1,774,520	$15,501,496	$326,795	(1)	$15,828,291
Cost of Sales	8,003,137	1,461,267	9,464,404	-		9,464,404

Gross Margin	5,723,839	313,253	6,037,092	326,795		6,363,887

Engineering, research, and development			1,853,338	-		1,853,338
Selling, general, and administrative			1,372,342	1,774,305		3,146,647
Amortization of debt discount			-	104,644		104,644
Amortization of deferred financing costs			-	108,321		108,321
Change in fair value of common stock warrant			-	114,869		114,869
Loss on extinguishment of debt			-	26,600		26,600
Interest expense, net			-	305,095		305,095
			3,225,680	2,433,834		5,659,514
Income (loss) before income taxes			$2,811,412	$(2,107,039)		$704,373

Segment Assets	$5,801,273	$319,758	$6,121,031	$4,513,322		$10,634,353

(1) Represents sale of intellectual property

 18.                 Quarterly Results of Operations (Unaudited)

Quarterly consolidated data for the years ended March 31, 2015 and 2014 is as follows:

	Quarter Ended
FY 2015	June 30	September 30	December 31	March 31

Net sales	$3,129,076	$3,587,674	$5,030,097	$6,449,125
Gross margin	1,120,217	869,344	1,545,787	1,905,344
Income before taxes	(497,187)	(375,143)	7,875	504,643
Net income (loss)	(384,005)	(248,195)	(20,944)	372,704
Basic income (loss) per share	(0.12)	(0.08)	(0.01)	0.11
Diluted income (loss) per share	(0.12)	(0.08)	(0.01)	0.11

FY 2014	June 30	September 30	December 31	March 31
Net sales	$3,199,975	$4,034,581	$4,089,029	$4,504,706
Gross margin	1,186,158	1,275,749	1,395,687	2,506,293	(1)
Income (loss) before taxes	(103,641)	(61,614)	(87,081)	956,709
Net income (loss)	(85,772)	(72,474)	(145,933)	565,707
Basic income (loss) per share	(0.03)	(0.02)	(0.04)	0.17
Diluted income (loss) per share	(0.03)	(0.02)	(0.04)	0.14

(1) As part of the agreement with the Company’s subcontractor to secure the IP (see Note 6), upon payment of the $1,200,000, the outstanding amount due to the subcontractor in the amount of $790,535 was discharged and is recorded as a reduction of cost of goods sold.

TEL-INSTRUMENT ELECTRONICS CORP.

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

TEL-INSTRUMENT ELECTRONICS CORP.

Notes To Consolidated Financial Statements (Continued)

19.                  Fair Value Measurements (continued)

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as of March 31, 2015 and March 31, 2014. As required by FASB ASC 820, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

March 31, 2015	Level I	Level II	Level III	Total

Warrant Liability	$-	$-	$518,962	$518,962
Total Liabilities	$-	$-	$518,962	$518,962

March 31, 2014	Level I	Level II	Level III	Total

Warrant Liability	$-	$-	$354,309	$354,309
Total Liabilities	$-	$-	$354,309	$354,309

ASC 815, “Derivatives and Hedging” requires that we mark the value of our warrant to market and recognize the change in valuation in our statement of operations each reporting period. Determining the warrant liability to be recorded requires us to develop estimates to be used in calculating the fair value of the warrant.

The following table provides a summary of the changes in fair value of our Level 3 financial liabilities for the years ended March 31, 2015 and 2014 as well as the unrealized gains or losses included in income.

	March 31, 2015	March 31, 2014
Fair value, at beginning of period	$354,309	$198,330

New issuances	-	41,110
Change in fair value	164,653	114,869

Fair value, at end of period	$518,962	$354,309

The common stock warrants were not issued with the intent of effectively hedging any future cash flow, fair value of any asset, liability or any net investment in a foreign corporation.  The warrants do not qualify for hedge accounting, and, as such, all changes in the fair value of these warrants are recognized as other income/expense in the statement of operations until such time as the warrants are exercised or expire.  Since these common stock warrants do not trade in an active securities market, the Company recognized a warrant liability and estimated the fair value of these warrants using the Black-Scholes options model until the payment of the loan in November 2014.

With the payment of the loan in November 2014, the holder has the right, exercisable at any time, in writing (the “Warrant Put Notice”, to cause the Company, subject to the terms and conditions hereof, to purchase from the holder all, or any portion, of the warrant for the warrant put repurchase price (the “Repurchase Price”). The Repurchase Price is the greater of 1) Adjusted EBITDA (as defined below) per share as of the date of the Warrant Put Notice, less $0.01, multiplied by the number of warrants or 2) the product of the current market price per share as of the date of the Warrant Put Notice, less the purchase price of the warrant or warrants, multiplied by the number of warrants, if this amount is higher. “Adjusted EBITDA” means EBITDA, multiplied by 5, plus cash and cash equivalents less unpaid debt divided by the number of shares outstanding on a fully diluted basis. As such, the values of the warrants at March 31, 2015 reflect the higher of these two options for each specific warrant.

TEL-INSTRUMENT ELECTRONICS CORP.

Notes To Consolidated Financial Statements (Continued)

19.                  Fair Value Measurements (continued)

Values at Inception

Date of Warrant	Expiration Date	Number of Warrants	Exercise Price	Fair Market Value Per Share	Expected Volatility	Remaining Life in Years	Risk Free Interest Rate	Warrant Liability
09-10-2010	09-10-2019	136,920	$6.70	$6.70	28.51%	9	2.81%	$267,848
09-10-2010	09-10-2015	10,416	$6.70	$6.70	28.51%	5	1.59%	$13,808
07-26-2012	09-10-2019	50,000	$3.35	$3.90	42.04%	7	0.94%	$66,193
07-26-2012	09-10-2019	20,000	$3.35	$3.90	42.04%	7	0.94%	$26,477
11-20-2012	09-10-2019	20,000	$3.56	$3.50	42.45%	6.83	1.09%	$21,441
02-14-2013	09-10-2019	20,000	$3.58	$3.80	41.72%	6.58	1.43%	$23,714
07-12-2013	09-10-2019	20,000	$3.33	$3.32	40.26%	6.17	2.00%	$19,523
08-12-2013	09-10-2019	20,000	$3.69	$3.69	40.20%	6.08	2.01%	$21,587

Values at March 31, 2014

Date of Warrant	Expiration Date	Number of Warrants	Exercise Price	Fair Market Value Per Share	Expected Volatility	Remaining Life in Years	Risk Free Interest Rate	Warrant Liability
09-10-2010	09-10-2019	136,920	$6.70	$4.42	43.35%	5.45	1.73%	$123,564
09-10-2010	09-10-2015	10,416	$6.70	$4.42	43.35%	1.45	0.44%	$2,498
07-26-2012	09-10-2019	50,000	$3.35	$4.42	43.35%	5.45	1.73%	$77,626
07-26-2012	09-10-2019	20,000	$3.35	$4.42	43.35%	5.45	1.73%	$31,050
11-20-2012	09-10-2019	20,000	$3.56	$4.42	43.35%	5.45	1.73%	$29,892
02-14-2013	09-10-2019	20,000	$3.58	$4.42	43.35%	5.45	1.73%	$29,310
07-12-2013	09-10-2019	20,000	$3.33	$4.42	43.35%	5.45	1.73%	$31,163
08/12/2013	09-10-2019	20,000	$3.69	$4.42	43.35%	5.45	1.73%	$29,206

Values at March 31, 2015

Date of Warrant	Expiration Date	Number of Warrants	Exercise Price	Fair Market Value Per Share	Put Option Value	Market Price Option	Remaining Life in Years	Warrant Liability
09-10-2010	09-10-2019	136,920	$6.70	$6.42	$90,367	NA	4.45	$68,460
09-10-2010	09-10-2015	10,416	$6.70	$6.42	NA	NA	0.45	$7,002*
07-26-2012	09-10-2019	50,000	$3.35	$6.42	$30,000	153,500	4.45	$153,500
07-26-2012	09-10-2019	20,000	$3.35	$6.42	$13,200	61,400	4.45	$61,400
11-20-2012	09-10-2019	20,000	$3.56	$6.42	$13,200	57,200	4.45	$57,200
02-14-2013	09-10-2019	20,000	$3.58	$6.42	$13,200	55,000	4.45	$55,000
07-12-2013	09-10-2019	20,000	$3.33	$6.42	$13,200	61,800	4.45	$61,800
08-12-2013	09-10-2019	20,000	$3.69	$6.42	$13,200	54,600	4.45	$54,600

* Based on Black-Scholes Calculation

TEL-INSTRUMENT ELECTRONICS CORP.

Notes To Consolidated Financial Statements (Continued)

20.                  Litigation

On March 24, 2009, Aeroflex Wichita, Inc. (“Aeroflex”) filed a petition against the Company and two of its employees in the District Court, Sedgwick County, Kansas, Case No. 09 CV 1141 (the “Aeroflex Action”), alleging that the Company and its two employees misappropriated Aeroflex’s proprietary technology in connection with the Company winning a substantial contract from the U.S. Army (the “Award”), to develop new Mode-5 radar test sets and kits to upgrade the existing TS-4530 radar test sets to Mode 5. Aeroflex’s petition alleges that in connection with the Award, the Company and its named employees misappropriated Aeroflex’s trade secrets; tortiously interfered with its business relationship; conspired to harm Aeroflex and tortiously interfered with its contract and seeks injunctive relief and damages. The central basis of all the claims in the Aeroflex Action is that the Company misappropriated and used Aeroflex proprietary technology and confidential information in winning the Award.  In February 2009, subsequent to the Company winning Award, Aeroflex filed a protest of the Award with the Government Accounting Office (“GAO”). In its protest, Aeroflex alleged, inter alia, that the Company used Aeroflex’s proprietary technology in order to win the Award, the same material allegations as were later alleged in the Aeroflex Action. On or about March 17, 2009, the U.S. Army Contracts Attorney and the U.S. Army Contracting Officer each filed a statement with the GAO, expressly rejecting Aeroflex’s allegations that the Company used or infringed Aeroflex proprietary technology in winning the Award, and concluding that the Company had used only its own proprietary technology. On April 6, 2009, Aeroflex withdrew its protest.

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

There are no reportable events under this item for the year ended March 31, 2015.

Item 9A.        Controls and Procedures

a) Evaluation of disclosure controls and procedures.

As of March 31, 2015, management performed, with the participation of our Chief Executive Officer and Principal Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934.  Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosures.   Based on the evaluation required by Rule 13a-15(b) under the Securities Exchange Act of 1934, our Chief Executive Officer and Principal Financial Officer concluded that as of March 31, 2015, such disclosure controls and procedures were not effective.

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

Management has conducted, with the participation of our Chief Executive Officer and our Principal Accounting Officer, an assessment of the effectiveness of our internal control over financial reporting as of March 31, 2015.  Management’s assessment of internal control over financial reporting framework was included in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the criteria set forth in Internal Control — Integrated Framework (2013), management concluded that our system of internal control over financial reporting was not effective as of March 31, 2015 due to the material weakness discussed below.

Our Chief Executive Officer and Principal Accounting Officer concluded that as of March 31, 2015 that the Company did not effectively monitor internal controls over inventory count procedures thus contributing to a material weakness in internal control. Our initial inventory observation procedures indicated that the counts were not performed correctly. The Company will implement additional testing and oversight controls to assure that the counting procedures are properly performed.

Notwithstanding the material weakness over inventory control procedures, management believes that the consolidated financial statements which are included in this Annual Report on Form 10-K fairly present, in all material respects, the financial position of the Company at March 31, 2015 and 2014 and their consolidated results of operations and cash flows for each of the two years in the period ended March 31, 2015 in conformity with U.S. generally accepted accounting principles.

Material Weakness and Related Remediation Initiatives

Through the efforts of management, external consultants, and our Audit Committee, we are currently in the process of executing a plan of action to remediate the material weakness identified above.  We expect to complete this action plan during fiscal year 2016.

c) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Item 9B.        Other Information

 None.

PART III

Item 10.         Directors, Executive Officers and Corporate Governance

Name (age)	Position	Year First Elected a Director
Stephen A. Fletcher (1) (54)	Director	2011

George J. Leon (2) (3) (71)	Director	1986

Jeffrey C. O’Hara, CPA (1) (57)	Director; President since August 2007; Chief Executive Officer since December 2010; Chief Operating Officer since June 2006; Vice President since 2005	1998

Robert A. Rice (2) (3) (59)	Director	2004

Robert H. Walker (2) (3) (4) (79)	Director and Chairman of the Board since April 2011	1984

Michael W. Schirmer (57)	Effective May 12, 2014, the Board approved the appointment of Mr. Schirmer as the Company’s Chief Operating Officer.	-

(1)	Mr. Fletcher is the son of Mr. Harold K. Fletcher, the former Chairman of the Company who passed away in April 2011, and the brother-in-law of Jeffrey C. O’Hara, the Company’s Chief Executive Officer
(2)	Member of the Audit Committee
(3)	Member of the Compensation Committee
(4)	Mr. Walker was elected Chairman of the Board in April 2011.

Background of Directors and Officers

Stephen A. Fletcher is the Chief Executive Officer of Rand McNally, the country's most trusted source for maps, navigation and travel content (“Rand”). At Rand, Mr. Fletcher is driving growth of the Company's consumer and enterprise businesses through rapid expansion of core product lines and continued innovation of commercial transportation solutions ranging from advanced mileage and routing software to fleet management and electronic tracking. Prior to Rand, Mr. Fletcher served as a WW general manager at Kodak for more than six years and led a far-reaching organization with operations around the globe including research and development in the US, Germany and Singapore and manufacturing in the US, China and Mexico.  Before Kodak, he was President and COO of Konica Minolta Printing Solutions in Ramsey, New Jersey where he quadrupled the business over six years.  Mr. Fletcher was also President and CEO of the Tally Printer Corporation in Seattle, Washington and held marketing management positions at Apple Computer and Hewlett Packard.

George J. Leon has served as a member of the Board since 1986. Mr. Leon has substantial experience in finance, and as an investment manager. He is and has been an Investment Manager and beneficiary of the George Leon Family Trust for more than five (5) years.

Item 10.         Directors, Executive Officers and Corporate Governance (continued)

Background of Directors and Officers (continued)

Jeffrey C. O’Hara, CPA has served as a member of the Board since 1998, and was made a Vice President in 2005, COO in 2006, and has been President since 2007.  Mr. O’Hara was appointed Chief Executive Officer of the Company in December 2010. Prior to joining the Company, Mr. O’Hara held various management positions at General Motors, and other mid-sized private companies. Mr. O’Hara has extensive financial, marketing and operations experience and he has held executive positions as both a Chief Financial Officer and President. Mr. O’Hara has also served on several boards of directors of other companies.

Robert H. Walker has served as member of our Board since 1984 and was elected Chairman of the Board in April 2011. Mr. Walker, prior to his retirement in 1998, had served as Executive Vice President of Robotic Vision Systems, Inc., which designs, manufactures, markets and sells automated two-dimensional and three-dimensional machine vision-based products and systems for inspection, measurement and identification. Mr. Walker also served as Chief Financial Officer of that company, whose shares were listed on the NASDAQ National Market. Mr. Walker qualifies as the Company’s “Audit Committee Financial Expert” as defined in the regulations promulgated under the Securities Exchange Act.

Robert A. Rice has served as a member of the Board since 2004. Mr. Rice is, and has been for more than 5 years, President and Owner of Spurwink Cordage, Inc. a textile manufacturing company located in New England, and is experienced in securities matters and business management.

Michael W. Schirmer has extensive experience in supply chain management, electronics manufacturing, and strategic planning and product commercialization.  Mr. Schirmer has over 20 years of experience in electronics industry senior management. Mr. Schirmer served on a contract basis with the Company from November 2013 until appointed COO of the Company effective May 12, 2014. Mr. Schirmer directs the Company’s manufacturing and engineering operations. Prior to joining the Company, Mr. Schirmer served as Director of Manufacturing Operations for Eastman Kodak in Rochester, NY from 2004 to December 2012, and as a Manufacturing Consultant from January 2013 until November 2013.

Family Relationships

As described above, Stephen Fletcher is the son of the Company’s former Chairman and the brother-in-law of the Company Chief Executive Officer, Jeffrey O’Hara.

Audit Committee

The Board established a separately designated standing Audit Committee in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934.  The Audit Committee is comprised of Messrs. Walker (chairman), Leon, and Rice. Messrs. Walker, Leon, and Rice are independent, as that term is defined under the Securities Exchange Act of 1934, and Mr. Walker is a financial expert as defined in that act. (See “Background of Directors” above.)

During fiscal 2015, all three members of the Committee attended all four (4) of the Audit Committee meetings.  In the opinion of the Board, and as defined under NYSE MKT Rules, Messrs. Walker, Leon and Rice are independent of management and free of any relationship which might interfere with their exercise of independent judgment as members of this committee.

Compensation Committee

The Compensation Committee, consisting of George J. Leon, Chairman, Robert A. Rice and Robert H. Walker, is responsible for (1) reviewing and evaluating employee stock and other compensation programs and plans, (2) determining the compensation of the Chief Executive Officer, and (3) approving compensation arrangements, including keyman incentive compensation and stock option grants, for management and other employees.  The Board created the Compensation Committee by resolution giving it the foregoing authority.

The Compensation Committee met once during the 2015 fiscal year; Messrs. Leon, Rice and Walker attended the meeting. Messrs. Leon, Rice and Walker are independent, as defined in the NYSE MKT Rules. See “Executive Compensation” below for a discussion of the Committee’s processes and procedures for reviewing and determining compensation.

Item 10.         Directors, Executive Officers and Corporate Governance (continued)

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

As of March 31, 2015, the end of the last fiscal year, the Company believes that all officers, directors and 10% beneficial owners, known to the Company, had timely filed required forms reporting beneficial ownership of Company securities, based solely on review of the Filings, and information furnished to the Company.

Code of Ethics

The Board has adopted a written Code of Ethics that applies to all of the Company’s officers and employees, including the Chief Executive Officer and the Principal Accounting Officer. A copy of the Code of Ethics has been previously filed. A copy of the Code of Ethics is available to anyone requesting a copy without cost by writing to the Company, attention Joseph P. Macaluso.

Shareholder Recommendations

There have been no material changes to the Company’s procedures by which shareholders may recommend nominees to the Board of Directors since the Company’s last Annual Report on Form 10-K.

Legal Proceedings

There are no material proceedings to which any director or officer, or any associate of any such director or officer, is a party that is adverse to our Company or any of our subsidiaries or has a material interest adverse to our Company or any of our subsidiaries. No director or executive officer has been a director or executive officer of any business which has filed a bankruptcy petition or had a bankruptcy petition filed against it during the past ten years. No director or executive officer has been convicted of a criminal offense or is the subject of a pending criminal proceeding during the past ten years. No director or executive officer has been the subject of any order, judgment or decree of any court permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities during the past ten years. No director or officer has been found by a court to have violated a federal or state securities or commodities law during the past ten years.

Item 11.         Executive Compensation

The following table presents information regarding compensation of our principal executive officer, and the two most highly compensated executive officers other than the principal executive officer for services rendered during fiscal years 2015 and 2014.

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary ($) (1)	Incentive ($) (2)	Option Awards ($) (3)	All Other Compensation ($) (4)	Total ($)

Jeffrey C. O’Hara, CEO President	2015	160,000	-	-	19,877	179,877
	2014	160,000	21,500	-	21,506	203,006

Michael Schirmer, Vice President of Operations (5)	2015	140,000	-	21,973	9,509	171,482
	2014	-	-	-	-	-

Joseph P. Macaluso PAO	2015	137,500	-	-	10,862	148,362
	2014	126,042	5,500	-	9,539	141,081

(1)	The amounts shown in this column represent the dollar value of base cash salary earned by each named executive officer (“NEO”).

(2)	No incentive compensation was made to the NEO’s in 2015, and therefore no amounts are shown.

(3)
Amounts in this column represent the fair value required by ASC Topic 718 to be included in our financial statements for all options granted during that year (see Note 16 to Notes to the Consolidated Financial Statements).

(4)	The amounts shown in this column represent amounts for medical and life insurance as well as the Company’s match in the 401(k) Plan.

(5)
Mr. Michael Schirmer was appointed COO of the Company effective May 12, 2014 with a base salary of $160,000. Mr. Schirmer also received incentive stock options to purchase 10,000 shares of Common Stock at an exercise price of $5.14 per share. In the event the Company is ever sold, Mr. Schirmer will receive nine (9) months of salary continuation, provided he does not receive a comparable position at the new company. Mr. Schirmer was also granted an incentive bonus of $10,750 for 2014.

Grants of Plan-based Awards Table for Fiscal Year

The following table sets forth information on stock options granted during or for the 2015 fiscal year to our named executive officers:

Name	Approval Date	Grant Date	All Other Option Awards: Number of Shares of Stock (#)	Exercise or Base Price of Option Awards ($/Share)	Grant date Fair Value of Option Awards ($)
Michael Schirmer	05/12/14	05/12/14	10,000	$5.14	$21,973

The exercise price of the options granted was the fair market value at the date of grant of the shares underlying such options. The estimated fair value of the shares underlying such options was determined utilizing the methodology described in Note 16 of the notes to the consolidated financial statements.

Item 11.         Executive Compensation (continued)

Outstanding Equity Awards at Fiscal Year End

The following table sets forth the outstanding stock option grants held by named executive officers at the end of the 2015 fiscal year. The option exercise price set forth in the table is based on the closing market price on the date of grant.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable (1)	Option Exercise Price ($)	Option Expiration Date

Joseph P. Macaluso	2,400	1,600	$6.59	12/14/16

Jeffrey C. O’Hara	-	15,000	$7.62	12/15/15

Michael Schirmer	-	10,000	$4.22	11/01/18

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

Options Exercised and Stock Vested During Fiscal Year 2015

No shares were acquired upon exercising options awards by our NEO’s during fiscal year 2015.

Options granted to NEOs are consistent with the terms of options granted to other employees pursuant to the Employee Stock Option Plans (see Note 15 of the Notes to the Consolidated Financial Statements). Options granted to NEOs may be tax sheltered to the grantee, and their value constitutes a charge to the Company (see Notes 2 and 16 to the Consolidated Financial Statements).

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

The percentage of operating profits so determined is then distributed to senior employees, including NEOs and to a category  entitled  "incentive", based on (a) the amount of the employee's base salary, (b) his contribution to the Company, (c) the results of that contribution, (d) an estimated amount of his "special effort" on behalf of the Company, (e) his technical expertise, leadership, and management skills, and (f) the level of the overall compensation paid employees performing similar work in competitive companies. For the year ended March 31, 2014, the CEO will receive $20,000, COO will receive $10,750, and the PAO will receive $5,000. No incentive awards were made to the NEOs for the year ended March 31, 2015.

Item 11.         Executive Compensation (continued)

Other Benefits

The Company sponsors the Tel-Instrument Electronics Corp 401(k) Plan (the “401k Plan”), a tax qualified Code Section 401(k) retirement savings plan, for the benefit of its employees, including its NEOs. The 401k Plan encourages savings for retirement by enabling participants to make contributions on a pre-tax basis and to defer taxation on earnings on funds contributed to the 401k Plan. The Company makes matching contributions to the Plan. All NEOs can make contributions to the 401k Plan.  The NEOs also participate in group health and life benefits generally on the same terms and conditions that apply to other employees.

Director Compensation

Directors who are not employees or officers of the Company receive $1,250 in cash and options, at the then market price, to purchase 1,000 shares of Common Stock for attendance at each in-person meeting and $625 in cash and options to purchase 500 shares of Common Stock for attendance at each formal telephonic meeting of the Board or of a standing committee.  Non-employee directors may elect annually to accept the foregoing compensation or waive the stock option element and receive the $2,500 in cash for attendance at the in-person meeting and $1,250 in cash for each formal telephone meeting. During fiscal year 2015 non-employee directors earned the following compensation pursuant to this plan.

Name	Cash Compensation	Option Awards ($)(1)(2)	Total $
George J. Leon	$12,500	$-0-	$12,500
Robert A. Rice	$12,500	$-0-	$12,500
Robert H. Walker (3)	$12,500	$-0-	$12,500
Stephen A. Fletcher	$6,250	$-0-	$6,250

(1)	Amounts in this column, if any, represent the fair value required by ASC 718 to be included in our financial statements for all options granted during fiscal year 2015.
(2)	The numbers of currently exercisable options are set forth in the footnotes to Item 12 below.
(3)	Mr. Walker also receives a monthly stipend of $2,400 for his additional responsibility as Chairman of the Board.

Compensation Policy

The Company does not believe that its compensation policies are reasonably likely to increase corporate risk or have a material adverse effect on the Company.

Item 12.         Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information known to the Company with respect to the beneficial ownership as of June 23, 2015, by (i) all persons who are beneficial owners of five percent (5%) or more of the Company’s Common Stock, (ii) each director and nominee, (iii) the executive officers, and (iv) all current directors and executive officers as a group.

Name and Address	Number of Shares Beneficially Owned		Percentage of Class (1)

Named Directors and Officers

Stephen A. Fletcher, Director	-0-	(2)	0%
7378 E. Main Street
Lima, NY 14485

George J. Leon, Director	460,171	(3)	14.1%
168 Redpath Avenue
Toronto, Ontario, Canada M4P 2K6

Jeffrey C. O’Hara, Director	252,156	(4)	7.7%
853 Turnbridge Circle
Naperville, IL 60540

Robert A. Rice, Director	118,404	(5)	3.6%
5 Roundabout Lane
Cape Elizabeth, ME 04107

Robert H. Walker, Director	80,053	(6)	2.5%
27 Vantage Court
Port Jefferson, NY 11777

Michael Schirmer	12,000	(7)	0.4%
14 Turnberry Lane
Pittsford, NY 14534

Joseph P. Macaluso, PAO	25,113	(8)	0.8%
167 Tennis Court
Wall Township, NJ 07719

All officers and directors as a group (6 persons)	948,997	(9)	28.8%

Mrs. Sadie Fletcher	656,907	(10)	20.2%
657 Downing Lane
Williamsville, NY 14221

Vincent J. Dowling, Jr.	285,400	(11)	8.8%
54 Ledyard Road
West Hartford, CT 06117

All officers, directors and 5% holders as a group (8 persons)	1,891,304		45.0%

Item 12.         Security Ownership of Certain Beneficial Owners and Management  and Related Stockholder Matters (continued)

(1)
The class includes 3,256,887 shares outstanding in the calculation of the percentage of shares owned by a party. The Common Stock deemed to be owned by the named party, includes stock which is not outstanding but subject to currently exercisable options held by the individual named in accordance with Rule 13d-3(d)c) of the Exchange Act. The foregoing information is based on reports made by the named individuals.

(2)
Mr. Stephen A. Fletcher is the son of Mr. Harold K. Fletcher, former Chief Executive Officer and director of the Company. Mr. Stephen A. Fletcher is the son of Mrs. Sadie Fletcher who beneficially owns 656,907 shares by virtue of the Estate of Harold K. Fletcher. Mr. Fletcher disclaims beneficial ownership of the shares owned by the Estate of Harold K. Fletcher.

(3)
Includes 423,621 shares owned by the George Leon Family Trust, of which Mr. Leon is a beneficiary, and 4,500 shares subject to currently exercisable stock options. Mr. Leon acts as manager of the trust assets pursuant to an informal family, oral arrangement, and disclaims beneficial ownership of the shares owned by the trust.

(4)	Includes 15,000 shares subject to currently exercisable stock options owned by Mr. O’Hara.
(5)	Includes 5,000 shares subject to currently exercisable stock options owned by Mr. Rice.
(6)	Includes 5,000 shares subject to currently exercisable stock options owned by Mr. Walker.
(7)	Includes 12,000 shares subject to currently exercisable stock options owned by Mr. Schirmer.
(8)	Includes 2,400 shares subject to currently exercisable stock options owned by Mr. Macaluso.
(9)	Includes 43,900 shares subject to currently exercisable options held by all executive officers and directors of the Company (including those individually named above).
(10)
Represents 656,907 shares owned by the Estate of Harold K. Fletcher, former Chief Executive Officer and director of the Company. Mrs. Fletcher is the mother of Stephen A. Fletcher, a director of the Company.

(11)	Based on Schedule 13G filed with the SEC on February 11, 2015 and furnished to the Company.

Equity Compensation Plan Information

In March 2006, the Board adopted the 2006 Stock Option Plan (the “Plan”) which reserved for issuance options to purchase up to 250,000 shares of its Common Stock.  The stockholders approved the Plan at the December 2006 annual meeting.  The Plan, which has a term of ten years from the date of adoption, is administered by the Board or by a committee appointed by the Board. The selection of participants, allotment of shares, and other conditions related to the grant of options, to the extent not set forth in the Plan, are determined by the Board.  Options granted under the Plan are exercisable up to a period of 5 years from the date of grant at an exercise price which is not less than the fair market value of the Common Stock at the date of grant, except as to a stockholder owning 10% or more of the outstanding Common Stock of the Company, as to whom the exercise price must not be less than 110% of the fair market value of the Common Stock at the date of grant. Options are exercisable, on a cumulative basis, 20% at or after each of the first, second, and third anniversary of the grant and 40% after the fourth year anniversary.

Additionally, at March 31, 2015 the Company had an individual employment agreement with one individual which provides for the grant of 10,000 options to purchase Common Stock with an exercise price of $5.14 per share.  This employee contract has been approved by the Board, and was included as consideration for employment, but was not individually approved by shareholders. Since these options were granted under the Plan, they are included in the 71,500 shares in the second column of the following schedule.

Item 12.         Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters  (continued)

Equity Compensation Plan Information (continued)

The following table provides information as of March 31, 2015 regarding compensation plans under which equity securities of the Company are authorized for issuance.

Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of options remaining available for future issuance under Equity Compensation Plans
Equity Compensation Plans approved by shareholders	71,500	$6.06	248,278
Equity Compensation Plans not approved by shareholders	--	--	--
Total	71,500	$6.06	248,278

* See discussion above and Note 16 of Notes to the Consolidated Financial Statements.

Item 13.         Certain Relationships and Related Transactions and Director Independence

On February 22, 2010 the Company borrowed $250,000 in exchange for issuing subordinated notes to  two executive officers and directors in the amount of $125,000 (individually, the “Subordinated Note” and collectively, the “Subordinated Notes”).. Each officer and director also received 5,000 options to purchase Common Stock at an exercise price of $8.00 per share, the market price at the date of grant. In September 2010, these officers/directors entered into an Intercreditor and Subordination agreement which subordinated their loans to the BCA Loan Agreement (see Note 10 to Notes to Consolidated Financial Statements).  The notes were to become due April 1, 2011 with an interest rate of 1% per month, payable on a monthly basis within 14 days of the end of each month. The Intercreditor  and Subordination Agreement amongst the parties precludes the payment of principal or interest under these subordinated notes unless and until the Senior Obligations have been paid in full or without the express written consent of Senior Lender.  The holders of Subordinated Notes agreed that the Company’s failure to pay the monthly interest amounts pursuant to the terms of the February 22, 2010 Subordinated Notes will not constitute an event of default on such notes if the Company is precluded from making these payments pursuant to the limitations included in the loan agreement with BCA. During fiscal year 2012, the Company’s Chairman, at the time, passed away. His surviving spouse has retained this Subordinated Note and continues to acknowledge the terms. Total interest expense was $47,312 and $30,000 for the years ended March 31, 2015 and 2014, respectively.

In June 2013, a related party received a note payable from the Company in exchange for $100,000 which the Company used for working capital needs. On July 24, 2013, the related party converted its note payable in the amount of $100,000 into 31,348 shares of Common Stock at a conversion price of $3.187 per share. The price was approved by the Board and was the same price as the 200,000 shares issued to the Private Investor upon the conversion of debt on May 31, 2013. The fair value of these shares at the date of conversion was $3.86 per share. As such, in July 2013, the Company recorded additional interest expense of $21,003.

Director Independence

The Common Stock is currently quoted on the NYSE - MKT.  On an annual basis, each director and executive officer will be obligated to disclose any transactions with the Company in which a director or executive officer, or any member of his or her immediate family, have a direct or indirect material interest in accordance with Item 407(a) of Regulation S-K. Following completion of these disclosures, the Board will make an annual determination as to the independence of each director pursuant to the Rules of the NYSE MKT.

As of June 18, 2015, the Board determined that the following directors are independent under these standards:

Robert Walker, George Leon and Robert Rice.

Item 14.         Principal Accounting Fees and Services

For the fiscal years ended March 31, 2015 and 2014, professional services were performed by BDO USA, LLP, the Company’s independent registered public accountant.  Fees for those years were as follows:

	2015	2014

Audit Fees	$120,350	$118,000
Audit-Related Fees	-	-
Total Audit and Audit-Related Fees	120,350	118,000
Tax Fees	-	-
All Other Fees	-	-

Total	$120,350	$118,000

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

Audit Related Fees, tax and other fees.  No fees under these categories were paid to BDO USA, LLP in 2015 and 2014.

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

PART IV

Item 15.         Exhibits and Financial Statement Schedules

a.) The following documents are filed as a part of this report:

Item 15.         Exhibits and Financial Statement Schedules (continued)

c.) Exhibits identified in parentheses below on file with the Securities and Exchange Commission, are incorporated herein by reference as exhibits hereto.

*	(3.1)	Tel-Instrument Electronics Corp's Certificate of Incorporation, as amended.
*	(3.2)	Tel-Instrument Electronics Corp's By-Laws, as amended.
*	(3.3)	Tel-Instrument Electronics Corp's Restated Certificate of Incorporation dated November 8, 1996.
*	(4.1)	Specimen of Tel-Instrument Electronics Corp's Common Stock Certificate.
*	(10.2)	10% convertible subordinated note between Registrant and Harold K. Fletcher.
*	(10.3)	Purchase agreement between Registrant and Innerspace Technology
*	(10.4)	Agreement between Registrant and Semaphore Capital Advisors, LLC
*	(10.5)	2006 Stock Option Plan
*	(10.6)	Subordinated Note Between Registrant and Harold K. Fletcher
*	(10.7)	Subordinated Note Between Registrant and Jeffrey C. O’Hara
*	(10.8)	Shareholder Purchase Agreement between the Registrant and Harold K. Fletcher
*	(10.9)	Shareholder Purchase Agreement between the Registrant and Jeffrey C. O’Hara
*	(10.10)	Shareholder Purchase Agreement between the Registrant and George Leon
*	(10.11)	Loan Agreement with BCA Mezzanine Fund, LLP and Amendments 1-3
*	(10.12)	Intercreditor and Subordination Agreement among Harold. K. Fletcher, Jeffrey C. O’Hara and BCA Mezzanine Fund, LLP.
*	(10.13)	Subscription Agreement between Registrant and Subscriber, dated November 8, 2012
*	(10.14)	Loan Agreement with Bank of America
	(23.1)	Consent of Independent Registered Public Accounting Firm
	(31.1)	Certification by CEO pursuant to Rule 15d-14 under the Securities Exchange Act.
	(31.2)	Certification by PAO pursuant to Rule 15d-14 under the Securities Exchange Act.
	(32.1)	Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	(32.2)	Certification by PAO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	101.INS	XBRL Instance Document
	101.SCH	Taxonomy Extension Schema Document
	101.CAL	Taxonomy Extension Calculation Linkbase Document
	101.DEF	Taxonomy Extension Definition Linkbase Document
	101.LAB	Taxonomy Extension Label Linkbase Document
	101.PRE	Taxonomy Extension Presentation Linkbase Document

*	Incorporated by reference to previously filed documents.

The Company will furnish to a stockholder, upon request, any exhibit at cost.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEL-INSTRUMENT ELECTRONICS CORP
(Registrant)

Dated: June 25, 2015	By:	/s/ Jeffrey C. O’Hara
Jeffrey C. O’Hara
CEO and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated and by signature hereto.

Signature	Title	Date

/s/ Jeffrey C. O’Hara	CEO, President, and Director	June 25, 2015
Jeffrey C. O’Hara

/s/ Joseph P. Macaluso	Principal Accounting Officer	June 25, 2015
Joseph P. Macaluso

/s/ Stephen A. Fletcher	Director	June 25, 2015
Stephen A. Fletcher

/s/ George J. Leon	Director	June 25, 2015
George J. Leon

/s/ Robert A. Rice	Director	June 25, 2015
Robert A. Rice

/s/ Robert H. Walker	Chairman of the Board, Director	June 25, 2015
Robert H. Walker