Form 10-Q
period 2015-06-30
TEL INSTRUMENT ELECTRONICS CORP
filed 2015-08-12
CIK 96885

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2015

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

As of August 10, 2015 there were 3,256,887 shares outstanding of the registrant’s common stock.

TEL-INSTRUMENT ELECTRONICS CORP.

PART I – FINANCIAL INFORMATION
Item 1.  Financial Statements.

TEL-INSTRUMENT ELECTRONICS CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2015	March 31, 2015
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$178,023	185,932
Accounts receivable, net	1,856,985	1,625,171
Inventories, net	4,523,832	4,032,074
Prepaid expenses and other current assets	328,720	281,002
Deferred financing costs	5,429	5,429
Deferred income tax asset	1,064,395	1,064,395
Total current assets	7,957,384	7,194,003

Equipment and leasehold improvements, net	234,252	270,792
Deferred financing costs – long-term	7,435	8,792
Deferred income tax asset – non-current	2,162,405	2,377,583
Other long-term assets	32,317	32,317
Total assets	10,393,793	9,883,487

LIABILITIES & STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt, net of debt discount	393,846	387,839
Capital lease obligations – current portion	17,345	16,758
Accounts payable and accrued liabilities	3,903,312	3,577,566
Deferred revenues – current portion	8,167	18,609
Accrued payroll, vacation pay and payroll taxes	676,288	594,114
Total current liabilities	4,998,958	4,594,886

Subordinated notes payable - related parties	250,000	250,000
Capital lease obligations – long-term	-	4,561
Long-term debt	607,927	708,604
Deferred revenues – long-term	133,650	133,650
Warrant liability	451,202	518,962
Other long-term liabilities	26,700	33,000
Total liabilities	6,468,437	6,243,663

Commitments

Stockholders' equity:
Common stock, 4,000,000 shares authorized, par value $0.10 per share, 3,256,887 and 3,256,887 shares issued and outstanding, respectively	325,686	325,686
Additional paid-in capital	8,052,634	8,046,168
Accumulated deficit	(4,452,964)	(4,732,030)
Total stockholders' equity	3,925,356	3,639,824
Total liabilities and stockholders' equity	$10,393,793	$9,883,487

See accompanying notes to condensed consolidated financial statements.

TEL-INSTRUMENT ELECTRONICS CORP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	June 30, 2015	June 30, 2014

Net sales	$5,845,919	$3,129,076
Cost of sales	4,030,624	2,008,859

Gross margin	1,815,295	1,120,217

Operating expenses:
Selling, general and administrative	865,688	879,193
Engineering, research and development	492,132	483,896
Total operating expenses	1,357,820	1,363,089

Income (loss) from operations	457,475	(242,872)

Other income (expense):
Amortization of debt discount	-	(30,874)
Amortization of deferred financing costs	(1,357)	(27,080)
Change in fair value of common stock warrants	67,760	(133,881)
Interest expense	(29,634)	(62,480)
Total other income (expense)	36,769	(254,315)

Income (loss) before income taxes	494,244	(497,187)

Income tax provision (benefit)	215,178	(113,182)

Net income (loss)	$279,066	$(384,005)

Net income (loss) per share:
Basic income (loss) per common share	$0.09	$(0.12)
Diluted income (loss) per common share	$0.02	$(0.12)

Weighted average shares outstanding:
Basic	3,256,887	3,251,387
Diluted	3,320,442	3,251,387

See accompanying notes to condensed consolidated financial statements.

TEL-INSTRUMENT ELECTRONICS CORP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended
	June 30, 2015	June 30, 2014

Cash flows from operating activities:
Net income (loss)	$279,066	$(384,005)
Adjustments to reconcile net loss to net cash used in operating activities:
Deferred income taxes	215,178	(113,182)
Depreciation and amortization	42,413	45,062
Provision for inventory obsolescence	5,713	5,000
Amortization of debt discount	-	30,874
Amortization of deferred financing costs	1,357	27,080
Change in fair value of common stock warrant	(67,760)	133,881
Non-cash stock-based compensation	6,466	12,063

Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(231,814)	1,250,928
Increase in inventories	(497,471)	(534,136)
Increase in prepaid expenses & other	(47,718)	(316,628)
Increase (decrease) in accounts payable and other accrued expenses	325,746	(2,593)
Increase in accrued payroll, vacation pay & withholdings	82,174	28,936
Decrease in deferred revenues	(10,442)	(33,226)
Decrease in other long-term liabilities	(6,300)	(2,100)
Net cash provided by operating activities	96,608	147,954

Cash flows from investing activities:
Purchases of equipment	(5,873)	(1,145)
Net cash used in investing activities	(5,873)	(1,145)

Cash flows from financing activities:
Repayment of long-term debt	(94,670)	(156,069)
Repayment of capitalized lease obligations	(3,974)	(20,400)
Net cash used in financing activities	(98,644)	(176,469)

Net decrease in cash and cash equivalents	(7,909)	(29,660)
Cash and cash equivalents at beginning of period	185,932	232,118
Cash and cash equivalents at end of period	$178,023	$202,458

Supplemental cash flow information:
Taxes paid	$-	$20,500
Interest paid	$17,154	$53,556

See accompanying notes to condensed consolidated financial statements.

TEL-INSTRUMENT ELECTRONICS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 – Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of Tel-Instrument Electronics Corp. (the “Company” or “TIC”) as of June 30, 2015, the results of operations for the three months ended June 30, 2015 and June 30, 2014, and statements of cash flows for the three months ended June 30, 2015 and June 30, 2014.  These results are not necessarily indicative of the results to be expected for the full year.  The financial statements have been prepared in accordance with the requirements of Form 10-Q and consequently do not include disclosures normally made in an Annual Report on Form 10-K.  The March 31, 2015 balance sheet included herein was derived from the audited financial statements included in the Company’s Annual Report on Form 10-K as of that date.  Accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2015 , as filed with the United States Securities and Exchange Commission (the “SEC”) on June 25, 2015 (the “Annual Report).

Note 2 – Summary of Significant Accounting Policies

During the three months ended June 30, 2015, there have been no material changes in the Company’s significant accounting policies to those previously disclosed in the Annual Report.

Note 3 – Accounts Receivable, net

The following table sets forth the components of accounts receivable:

	June 30, 2015	March 31, 2015
Government	$1,680,023	$1,440,378
Commercial	201,937	209,768
Less: Allowance for doubtful accounts	(24,975)	(24,975)
	$1,856,985	$1,625,171

Note 4 – Inventories, net

Inventories consist of:

	June 30, 2015	March 31, 2015

Purchased parts	$3,065,974	$2,746,671
Work-in-process	1,658,180	1,514,356
Finished goods	34,678	334
Less: Inventory reserve	(235,000)	(229,287)
	$4,523,832	$4,032,074

Note 5 – Income (Loss) Per Share

Net income (loss) per share has been computed according to FASB ASC 260, “Earnings per Share,” which requires a dual presentation of basic and diluted income (loss) per share (“EPS”). Basic EPS represents net income (loss) divided by the weighted average number of common shares outstanding during a reporting period. Diluted EPS reflects the potential dilution that could occur if securities, including warrants and options, were converted into common stock. The dilutive effect of outstanding warrants and options is reflected in earnings per share by use of the treasury stock method. In applying the treasury stock method for stock-based compensation arrangements, the assumed proceeds are computed as the sum of the amount the employee must pay upon exercise and the amounts of average unrecognized compensation costs attributed to future services.

TEL-INSTRUMENT ELECTRONICS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 5 – Income (Loss) Per Share (continued)

	Three Months Ended	Three Months Ended
	June 30, 2015	June 30, 2014
Basic net income (loss) per share computation:
Net income(loss)	$279,066	$(384,005)
Weighted-average common shares outstanding	3,256,887	3,251,387
Basic net income (loss) per share	$0.09	$(0.12)
Diluted net income (loss) per share computation
Net income (loss)	$279,066	$(384,005)
Add: Change in fair value of warrants	198,000	-
Diluted income (loss)	81,066	(384,005)
Weighted-average common shares outstanding	3,256,887	3,251,387
Incremental shares attributable to the assumed exercise of outstanding stock options and warrants	63,555	-
Total adjusted weighted-average shares	3,320,442	3,251,387
Diluted net income (loss) per share	$0.02	$(0.12)

The following table summarizes securities that, if exercised, would have an anti-dilutive effect on earnings per share:

	June 30, 2015	June 30, 2014
Stock options	99,500	93,500
Warrants	147,336	297,336
	246,836	390,836

Note 6 – Long-Term Debt

Term Loan with Bank of America

In November 2014, the Company entered into a term loan in the amount of $1,200,000 with Bank of America. The proceeds from the term loan were primarily used to pay off the remaining balance of the loan with BCA Mezzanine Fund, L.P. (“BCA”) in the amount of $1,153,109, including accrued interest of $4,467. The term loan is for three years, and expires in November 2017. Monthly payments are at $36,551 including interest at 6%. The term loan is collateralized by substantially all of the assets of the Company. At June 30, 2015 and March 31, 2015, the outstanding balances were $983,275 and $1,076,894, respectively.

Automobile Loan

In March 2014, the Company entered into a loan with Ford Credit to purchase a van for the Company in the amount of $23,712. Such note has a term of five (5) years with an annual interest rate of 8.79% with monthly payments of $492.  The outstanding balances at June 30, 2015 and March 31, 2015 were $18,497 and $19,549, respectively.

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

The table below presents information about reportable segments within the avionics business for the three month periods ending June 30, 2015 and 2014:

Three Months Ended June 30, 2015	Avionics Government	Avionics Commercial	Avionics Total	Corporate Items	Total
Net sales	$5,261,319	$584,600	$5,845,919	-	$5,845,919
Cost of sales	3,561,594	469,030	4,030,624	-	4,030,624
Gross margin	1,699,725	115,570	1,815,295	-	1,815,295

Engineering, research, and development			492,132	-	492,132
Selling, general and administrative			360,629	505,059	865,688
Amortization of deferred financing costs			-	1,357	1,357
Change in fair value of common stock warrants			-	(67,760)	(67,760)
Interest expense, net			-	29,634	29,634
Total expenses			852,761	468,290	1,321,051

Income (loss) before income taxes			$962,534	$(468,290)	$494,244

Three Months Ended June 30, 2014	Avionics Government	Avionics Commercial	Avionics Total	Corporate Items	Total
Net sales	$2,520,723	$608,353	$3,129,076	-	$3,129,076
Cost of sales	1,514,415	494,444	2,008,859	-	2,008,859
Gross margin	1,006,308	113,909	1,120,217	-	1,120,217

Engineering, research, and development			483,896	-	483,896
Selling, general, and administrative			292,383	586,810	879,193
Amortization of debt discount			-	30,874	30,874
Amortization of deferred financing costs			-	27,080	27,080
Change in fair value of common stock warrants			-	133,881	133,881
Interest (income) expense, net			-	62,480	62,480
Total expenses			776,279	841,125	1,617,404

Income (loss) before income taxes			$343,938	$(841,125)	$(497,187)

TEL-INSTRUMENT ELECTRONICS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 8 – Income Taxes

FASB ASC 740-10, “Accounting for Uncertainty in Income Taxes” (“ASC 740-10”) prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The Company has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions.  The Company does not have any unrecognized tax benefits.

The tax effect of temporary differences, primarily net operating loss carryforwards, asset reserves and accrued liabilities, gave rise to the Company’s deferred tax asset in the accompanying June 30, 2015 and March 31, 2015 condensed consolidated balance sheets.  Deferred income taxes are recognized for the tax consequence of such temporary differences at the enacted tax rate expected to be in effect when the differences reverse.

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as of June 30, 2015 and March 31, 2015.  As required by ASC 820-10, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

June 30, 2015	Level I	Level II	Level III	Total
Total Assets	$-	$-	$-	$-

Warrant liability	-	-	451,202	451,202
Total Liabilities	$-	$-	$451,202	$451,202

March 31, 2015	Level I	Level II	Level III	Total
Total Assets	$-	$-	$-	$-

Warrant liability	-	-	518,962	518,962
Total Liabilities	$-	$-	$518,962	$518,962

The Company adopted the guidance of ASC 815 “Derivative and Hedging”, which requires that we mark the value of our warrant liability to market and recognize the change in valuation in our statement of operations each reporting period. Determining the warrant liability to be recorded requires us to develop estimates to be used in calculating the fair value of the warrant.  The fair value of the warrants prior to the quarter ended December 31, 2014 was calculated using the Black-Scholes valuation model.

The following table provides a summary of the changes in fair value of our Level 3 financial liabilities from March 31, 2015 through June 30, 2015, as well as the portion of gains or losses included in income attributable to unrealized gains or losses related to the liability held at June 30, 2015:

Level 3 Reconciliation	Beginning at beginning of period	(Gains) and losses for the period (realized and unrealized)	Purchases, issuances, sales and settlements, net	Transfers in or out of Level 3	Balance at the end of period

Warrant liability	518,962	(67,760)	-	-	451,202
Total Liabilities	$518,962	$(67,760)	$-	$-	$451,202

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

TEL-INSTRUMENT ELECTRONICS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 9 – Fair Value Measurements (continued)

With the payment of the loan in November 2014, the holder has the right, exercisable at any time, in writing (the “Warrant Put Notice”), to cause the Company, subject to the terms and conditions hereof, to purchase from the holder all, or any portion, of the warrant for the warrant put repurchase price (the “Repurchase Price”). The Repurchase Price is the greater of 1) Adjusted EBITDA (as defined below) per share as of the date of the Warrant Put Notice, less $0.01, multiplied by the number of warrants or 2) the product of the current market price per share as of the date of the Warrant Put Notice, less the purchase price of the warrant or warrants, multiplied by the number of warrants, if this amount is higher. “Adjusted EBITDA” means EBITDA, multiplied by 5, plus cash and cash equivalents less unpaid debt divided by the number of shares outstanding on a fully diluted basis. As such, the values of the warrants at June 30, 2015, reflect the higher of these two options for each specific warrant.

Values at Inception

Date of Warrant	Expiration Date	Number of Warrants	Exercise Price	Fair Market Value Per Share	Expected Volatility	Remaining Life in Years	Risk Free Interest Rate	Warrant Liability
09-10-2010	09-10-2019	136,920	$6.70	$6.70	28.51%	9	2.81%	$267,848
09-10-2010	09-10-2015	10,416	$6.70	$6.70	28.51%	5	1.59%	$13,808
07-26-2012	09-10-2019	50,000	$3.35	$3.90	42.04%	7	0.94%	$66,193
07-26-2012	09-10-2019	20,000	$3.35	$3.90	42.04%	7	0.94%	$26,477
11-20-2012	09-10-2019	20,000	$3.56	$3.50	42.45%	6.83	1.09%	$21,441
02-14-2013	09-10-2019	20,000	$3.58	$3.80	41.25%	6.58	1.43%	$23,714
07-12-2013	09-10-2019	20,000	$3.33	$3.32	40.26%	6.17	2.00%	$19,523
08-12-2013	09-10-2019	20,000	$3.69	$3.69	40.20%	6.08	2.01%	$21,587

Values at March 31, 2015

Date of Warrant	Expiration Date	Number of Warrants	Exercise Price	Fair Market Value Per Share	Put Option Value	Market Price Option	Remaining Life in Years	Warrant Liability
09-10-2010	09-10-2019	136,920	$6.70	$6.42	$68,460	NA	4.45	$68,460
09-10-2010	09-10-2015	10,416	$6.70	$6.42	NA	NA	0.45	$7,002*
07-26-2012	09-10-2019	50,000	$3.35	$6.42	$30,000	153,500	4.45	$153,500
07-26-2012	09-10-2019	20,000	$3.35	$6.42	$13,200	61,400	4.45	$61,400
11-20-2012	09-10-2019	20,000	$3.56	$6.42	$13,200	57,200	4.45	$57,200
02-14-2013	09-10-2019	20,000	$3.58	$6.42	$13,200	55,000	4.45	$55,000
07-12-2013	09-10-2019	20,000	$3.33	$6.42	$13,200	61,800	4.45	$61,800
08-12-2013	09-10-2019	20,000	$3.69	$6.42	$13,200	54,600	4.45	$54,600

* Based on Black-Scholes Calculation

Values at June 30, 2015

Date of Warrant	Expiration Date	Number of Warrants	Exercise Price	Fair Market Value Per Share	Put Option Value	Market Price Option	Remaining Life in Years	Warrant Liability
09-10-2010	09-10-2019	136,920	$6.70	$5.10	$205,380	NA	4.20	$205,380
09-10-2010	09-10-2015	10,416	$6.70	$5.10	NA	NA	0.20	$322*
07-26-2012	09-10-2019	50,000	$3.35	$5.10	$75,000	84,300	4.20	$84,300
07-26-2012	09-10-2019	20,000	$3.35	$5.10	$30,000	35,000	4.20	$35,000
11-20-2012	09-10-2019	20,000	$3.56	$5.10	$30,000	30,800	4.20	$30,800
02-14-2013	09-10-2019	20,000	$3.58	$5.10	$30,000	28,600	4.20	$30,000
07-12-2013	09-10-2019	20,000	$3.33	$5.10	$30,000	35,400	4.20	$35,400
08-12-2013	09-10-2019	20,000	$3.69	$5.10	$30,000	28,200	4.20	$30,000

* Based on Black-Scholes Calculation

Note 10 – Reclassifications

Certain prior year and period amounts have been reclassified to conform to the current period presentation.

TEL-INSTRUMENT ELECTRONICS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 11 – Litigation

On March 24, 2009, Aeroflex Wichita, Inc. (“Aeroflex”) filed a petition against the Company and two of its employees in the District Court, Sedgwick County, Kansas, Case No. 09 CV 1141 (the “Aeroflex Action”), alleging that the Company and its two employees misappropriated Aeroflex’s proprietary technology in connection with the Company winning a substantial contract from the U.S. Army (the “Award”), to develop new Mode-5 radar test sets and kits to upgrade the existing TS-4530 radar test sets to Mode 5. Aeroflex’s petition alleges that in connection with the Award, the Company and its named employees misappropriated Aeroflex’s trade secrets; tortiously interfered with its business relationship; conspired to harm Aeroflex and tortiously interfered with its contract and seeks injunctive relief and damages. The central basis of all the claims in the Aeroflex Action is that the Company misappropriated and used Aeroflex proprietary technology and confidential information in winning the Award.  In February 2009, subsequent to the Company winning the Award, Aeroflex filed a protest of the Award with the Government Accounting Office (“GAO”). In its protest, Aeroflex alleged, inter alia, that the Company used Aeroflex’s proprietary technology in order to win the Award, the same material allegations as were later alleged in the Aeroflex Action. On or about March 17, 2009, the U.S. Army Contracts Attorney and the U.S. Army Contracting Officer each filed a statement with the GAO, expressly rejecting Aeroflex’s allegations that the Company used or infringed Aeroflex proprietary technology in winning the Award, and concluding that the Company had used only its own proprietary technology. On April 6, 2009, Aeroflex withdrew its protest.

In December 2009, the Kansas District Court dismissed the Aeroflex Action on jurisdiction grounds. Aeroflex appealed this decision. In May 2012, the Kansas Supreme Court reversed the decision and remanded the Aeroflex Action to the Kansas District Court for further proceedings. The Company has been engaged in discovery and depositions for the last three quarters, which has resulted in substantially higher legal expense. The Amended Fifth Supplemental Modified Scheduling Order has the trial date set for February 29, 2016 and is estimated to last three weeks, but this date may be subject to postponement. The Company is optimistic as to the outcome of this litigation. However, the outcome of any litigation is unpredictable and an adverse decision in this matter could have a material adverse effect on our financial condition, results of operations or liquidity.

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

Note 12 – New Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09 that introduces a new five-step revenue recognition model in which an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires disclosures sufficient to enable users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative disclosures about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. This standard is effective for fiscal years beginning after December 15, 2017, including interim periods within that reporting period. The Company is currently evaluating the new guidance to determine the impact, if any, it will have on its consolidated financial statements.

In August 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-15, “Presentation of Financial Statements - Going Concern”, which requires management to evaluate whether conditions or events raise substantial doubt about the entity’s ability to continue as a going concern and, if so, to provide related footnote disclosures. The guidance is effective for annual or interim reporting periods beginning on or after December 15, 2016. Early adoption is permitted. The Company does not expect the adoption of this ASU to have a material impact on the Company’s Consolidated Financial Statements.

In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory”. This ASU applies to inventory that is measured using first-in, first-out (“FIFO”) or average cost. Under the updated guidance, an entity should measure inventory that is within scope at the lower of cost and net realizable value, which is the estimated selling prices in the ordinary course of business, less reasonably predicable costs of completion, disposal and transportation. Subsequent measurement is unchanged for inventory that is measured using last-in, last-out (“LILO”). This ASU is effective for annual and interim periods beginning after December 15, 2016, and should be applied prospectively with early adoption permitted at the beginning of an interim and annual reporting period. We are currently evaluating the impact of adopting ASU 2015-11 on our consolidated financial statements and related disclosures.

No other recently issued accounting pronouncements had or are expected to have a material impact on the Company’s condensed consolidated financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This Quarterly Report on Form 10-Q and other reports filed by the Company from time to time with the SEC (collectively the “Filings”) contain or may contain forward-looking statements (collectively the “Filings”) and information that are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management.  Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof.  When used in the Filings, the words “anticipate”, “believe”, “estimate”, “expect”, “future”, “intend”, “plan”, or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements.  Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including the risks contained in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended March 31, 2015, filed with the SEC on June 25, 2015, relating to the Company’s industry, the Company’s operations and results of operations, and any businesses that the Company may acquire.  Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

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

Overview

After finishing strong in the fourth quarter of last fiscal year, the first quarter continued the trend. All three major programs are shipping at a consistent rate. Our legacy business also continues to be consistent. In August 2015, we received the Full Rate Production Release for the TS-4530A SETS from the U.S. Army. It is expected that volume deliveries of TS-4530A SETS will commence late in the third fiscal quarter which ends December 31, 2015. We currently have a backlog of 688 TS-4530A SETS with a contract value of approximately $7.8 million, and we are also actively marketing this test set to both domestic and foreign markets.

During the three months ended June 30, 2015, the Company continued to its growth trend, and continues to pursue new opportunities which we believe will provide a basis for future growth.

•	Revenues increased 87% from the same three month period in the prior year.
•	Income from operations increased to $457,475 as compared to a loss from operations of $242,872 for the same period in the prior year.
•	Net income was $279,066 as compared to a net loss of $384,005 for the same period in the prior year.
•
In March 2015, the Company received an order for an additional 21 CRAFT test sets from Lockheed Martin in the amount of $775,369 with shipment expected to take place in the second and third quarters ending September 30, 2015 and December 31, 2015, respectively. These units are to be used on the JSF program.

•
Introduction of the TR-36 Navigation/Communication Test Set, representing our first new production introduction into the commercial market in a few years. The TR-36 provides comprehensive ramp testing in an user-friendly, light weight high-precision instrument for rapid functional testing of VOR, LOC/GS, MB, and VHF COMM (AM/FM), ELT and EPIRB avionic equipment all in a weather proof package with color display. We believe this product with our competitive price will compete in this market.

•	Pursuit of Foreign Military Sales (“FMS”) for its major products.
•	Investment in new lightweight design for commercial and military customers that we hope will expand our product line and be very competitive.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview (continued)

•
Engagement of our new partner, Blue Star Engineering and Electronics Ltd. (“Blue Star”).  Blue Star will handle all the Company’s interests in India, Nepal, Sri Lanka, Maldives and Bangladesh for both General Aviation and Military markets. The market in this region represents a significant opportunity for the Company.

•
As developments of our major programs are complete, engineering efforts have been directed to new product development, and we have a few new products in the pipeline, in addition to the recently introduced TR-36.

•	Continue to explore opportunities worldwide.

As such, we anticipate improvement in revenues and profitability in the future. We believe that the revenue increase from the TS-4530A and ITATS shipments will also enhance the Company’s liquidity position.

At June 30, 2015, the Company’s backlog was approximately $24.8 million as compared to approximately $36.0 million at June 30, 2014.

In November 2014, the Company entered into a loan agreement with a bank for $1,200,000. The proceeds from the loan were used to pay off the remaining balance of the loan with BCA in the amount of $1,153,109, including accrued interest of $4,467.  The term of the loan is for 3 years and expires in November, 2017. Monthly payments are at $36,551 including interest at 6%.

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

Results of Operations

Sales

For the three months ended June 30, 2015, sales increased $2,716,843 (86.8%) to $5,845,919 as compared to $3,129,076 for the three months ended June 30, 2014.

Avionics government sales increased $2,740,596 (108.7%) to $5,261,319 for the three months ended June 30, 2015 as compared to $2,520,723 for the three months ended June 30, 2014. This increase is mostly attributed to the increased shipments for the TS-4530 KITS and ITATS.

Commercial sales were relatively flat, decreasing $23,753 (3.9%) to $584,600 for the three months ended June 30, 2015 as compared to $608,353 for the three ended June 30, 2014.

Gross Margin

Gross margin increased $695,078 (62.0%) to $1,815,295 for the three months ended June 30, 2015 as compared to $1,120,217 for the three months ended June 30, 2014. This increase is mostly attributed to the increase in volume of sales, especially for the TS-4530A KITS and ITATS. The gross margin percentage for the three months ended June 30, 2015 was 31.1%, as compared to 35.8% for the three months ended June 30, 2014. The decrease in gross margin percentage is mostly attributed to the change in sales mix, mostly due to the increase in sales for the TS-4530 and ITATS programs which have lower margins as these programs were competitively bid.

Operating Expenses

Selling, general and administrative expenses decreased $13,505 (1.5%) to $865,688 for the three months ended June 30, 2015, as compared to $879,193 for the three months ended June 30, 2014. This decrease was primarily attributed to lower litigation expenses and professional fees offset mostly by higher commissions and accrued bonus compensation.  Legal expenses associated with the Aeroflex litigation were $70,372 for the three months ended June 30, 2015 as compared to $146,409 for the same period last year.

Engineering, research and development expenses increased $8,236 (1.7%) to $492,132 for the three months ended June 30, 2015 as compared to $483,896 for the three months ended June 30, 2014. While the Company has completed development on its major programs, research and development resources have now been focused on new product development, sustaining engineering and enhancements to existing products.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Income (Loss) From Operations

As a result of the above, the Company recorded income from operations of $457,475 for the three months ended June 30, 2015 as compared to a loss from operations of $242,872 for the three months ended June 30, 2014.

Other Income (Expense), Net

For the three months ended June 30, 2015, total other income was $36,769 as compared to other expense of $254,315 for the three months ended June 30, 2014. This change is primarily due to the non-cash gain of $67,760 on the change in the valuation of common stock warrants for the three months ended June 30, 2015 as compared to a loss of $133,881 in the valuation of common stock warrants in same period in the prior year. Interest expense declined as a result of the lower interest rate on the new loan and the lower outstanding loan balance. Amortization of deferred financing charges and debt discount were lower as a result of the repayment of the loan with BCA, as these remaining expenses were recorded as a loss on the extinguishment of debt in the prior fiscal year.

Income (Loss) before Income Taxes

As a result of the above, the Company recorded income before taxes of $494,244 for the three months ended June 30, 2015 as compared to a loss before income taxes of $497,187 for the three months ended June 30, 2014.

Income Tax Benefit

For the three months ended June 30, 2015, the Company recorded an income tax provision of $215,178 as compared to an income tax benefit of $113,182 for the three months ended June 30, 2014. The Company recorded a provision for income taxes as the Company recorded a profit before taxes. It should be noted that as a result of the Company’s net operating loss carryforwards, it will not be paying significant taxes this year, and, as such, the provision for taxes represents a reduction of our deferred tax asset and not a liability to pay taxes.

Net Income (Loss)

As a result of the above, the Company recorded net income of $279,066 for the three months ended June 30, 2015 as compared to a net loss of $384,005 for the three months ended June 30, 2014.

Liquidity and Capital Resources

At June 30, 2015, the Company had net working capital of $2,958,426 as compared to $2,599,117 at March 31, 2015. This change is primarily the result of the increase in accounts receivable and inventories partially offset by the increase in accounts payable and accrued expenses.

During the three months ended June 30, 2015, the Company’s cash balance decreased by $7,909 to $178,023.  The Company’s principal sources and uses of funds were as follows:

Cash provided by operating activities. For the three months ended June 30, 2015, the Company provided $96,608 in cash for operations as compared to providing $147,954 in cash for operations for the three months ended June 30, 2014.  This reduction is the result of the increase in accounts receivable and increase in accounts payable and accrued expenses offset mostly by the increased in operating income.

Cash used in investing activities.  For the three months ended June 30, 2015, the Company used $5,873 of its cash for investing activities, as compared to $1,145 for the three months ended June 30, 2014.

Cash used in financing activities. For the three months ended June 30, 2015, the Company used $98,644 in financing activities as compared to using $176,469 for the three months ended June 30, 2014 as a result of lower debt repayments.

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

There was no significant impact on the Company’s operations as a result of inflation for the three months ended June 30, 2015.

These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2015, filed with the SEC on June 25, 2015 (the “Annual Report”).

Off-Balance Sheet Arrangements

As of June 30, 2015, the Company had no off-balance sheet arrangements.

Critical Accounting Policies

Our critical accounting policies are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report. There have been no changes in our critical accounting policies. Our significant accounting policies are described in our notes to the 2015 consolidated financial statements included in our Annual Report.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

We do not hold any derivative instruments and do not engage in any hedging activities.

Item 4.  Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

The Company's Chief Executive Officer and the Company's Principal Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, the Chief Executive Officer and Principal Financial Officer concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company's disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act as a result of the material weakness in the Company’s internal control over financial reporting previously disclosed under Item 9A of the Company’s Annual Report.

The Company is actively engaged in implementing the remediation efforts described in the Company’s Annual Report which are designed to address this material weakness. While progress has been made, additional time is needed to fully implement and demonstrate the effectiveness of the remediation efforts. The Company is committed to designing, implementing and operating effective controls, and management continues to regularly assess the progress and sufficiency of the ongoing initiatives and make adjustments as and when necessary.

Notwithstanding the ineffectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q and the material weakness in our internal control over financial reporting that existed as of that date, management believes that (i) this Quarterly Report on Form 10-Q does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which they were made, not misleading with respect to the period covered by this Quarterly Report on Form 10-Q and (ii) the unaudited consolidated financial statements, and other financial information, included in this Quarterly Report on Form 10-Q fairly present in all material respects in accordance with GAAP our financial condition, results of operations and cash flows as of, and for, the dates and periods presented.

Changes in Internal Control over Financial Reporting

The Company is taking actions to remediate the material weakness related to its internal control over financial reporting, as described above. Other than the changes disclosed above, there were no material changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(e) and 15d-15(e) under the Exchange Act that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations of Internal Controls

The Company’s management, including the Chief Executive Officer and Principal Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.  The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

On March 24, 2009, Aeroflex Wichita, Inc. (“Aeroflex”) filed a petition against the Company and two of its employees in the District Court, Sedgwick County, Kansas, Case No. 09 CV 1141 (the “Aeroflex Action”), alleging that the Company and its two employees misappropriated Aeroflex’s proprietary technology in connection with the Company winning a substantial contract from the U.S. Army (the “Award”), to develop new Mode-5 radar test sets and kits to upgrade the existing TS-4530 radar test sets to Mode 5. Aeroflex’s petition alleges that in connection with the Award, the Company and its named employees misappropriated Aeroflex’s trade secrets; tortiously interfered with its business relationship; conspired to harm Aeroflex and tortiously interfered with its contract and seeks injunctive relief and damages. The central basis of all the claims in the Aeroflex Action is that the Company misappropriated and used Aeroflex proprietary technology and confidential information in winning the Award.  In February 2009, subsequent to the Company winning the Award, Aeroflex filed a protest of the Award with the Government Accounting Office (“GAO”). In its protest, Aeroflex alleged, inter alia, that the Company used Aeroflex’s proprietary technology in order to win the Award, the same material allegations as were later alleged in the Aeroflex Action. On or about March 17, 2009, the U.S. Army Contracts Attorney and the U.S. Army Contracting Officer each filed a statement with the GAO, expressly rejecting Aeroflex’s allegations that the Company used or infringed Aeroflex proprietary technology in winning the Award, and concluding that the Company had used only its own proprietary technology. On April 6, 2009, Aeroflex withdrew its protest.

In December 2009, the Kansas District Court dismissed the Aeroflex Action on jurisdiction grounds. Aeroflex appealed this decision. In May 2012, the Kansas Supreme Court reversed the decision and remanded the Aeroflex Action to the Kansas District Court for further proceedings. The Company has been engaged in discovery and depositions for the last three quarters, which has resulted in substantially higher legal expense. The Amended Fifth Supplemental Modified Scheduling Order has the trial date set for February 29, 2016 and is estimated to last three weeks, but this date may be subject to postponement. The Company is optimistic as to the outcome of this litigation. However, the outcome of any litigation is unpredictable and an adverse decision in this matter could have a material adverse effect on our financial condition, results of operations or liquidity.

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

Item 1A.  Risk Factors.

We believe there are no changes that constitute material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2015, filed with the SEC on June 25, 2015.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company’s equity securities during the quarter ended June 30, 2015 other than those previously reported in a Current Report on Form 8-K.

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

TEL-INSTRUMENT ELECTRONICS CORP.

Date: August 12, 2015	By:	/s/ Jeffrey C. O’Hara
Name: Jeffrey C. O’Hara
Title: Chief Executive Officer Principal Executive Officer

Date: August 12, 2015	By:	/s/ Joseph P. Macaluso
Name: Joseph P. Macaluso
Title: Principal Financial Officer Principal Accounting Officer