Form 10-Q
period 2015-09-30
TEL INSTRUMENT ELECTRONICS CORP
filed 2015-11-16
CIK 96885

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2015

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

As of November 10, 2015 there were 3,256,887 shares outstanding of the registrant’s common stock.

TEL-INSTRUMENT ELECTRONICS CORP.

PART I – FINANCIAL INFORMATION
Item 1.  Financial Statements.

TEL-INSTRUMENT ELECTRONICS CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2015	March 31, 2015
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$795,393	$185,932
Accounts receivable, net	860,856	1,625,171
Inventories, net	4,686,063	4,032,074
Prepaid expenses and other current assets	376,568	281,002
Deferred financing costs	5,429	5,429
Deferred income tax asset	1,064,395	1,064,395
Total current assets	7,788,704	7,194,003

Equipment and leasehold improvements, net	224,192	270,792
Deferred financing costs – long-term	6,077	8,792
Deferred income tax asset – non-current	1,991,718	2,377,583
Other long-term assets	33,509	32,317
Total assets	10,044,200	9,883,487

LIABILITIES & STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt, net of debt discount	405,718	387,839
Capital lease obligations – current portion	13,231	16,758
Accounts payable and accrued liabilities	3,022,230	3,577,566
Deferred revenues – current portion	15,483	18,609
Accrued payroll, vacation pay and payroll taxes	689,904	594,114
Total current liabilities	4,146,566	4,594,886

Subordinated notes payable - related parties	125,000	250,000
Capital lease obligations – long-term	-	4,561
Long-term debt	516,977	708,604
Deferred revenues – long-term	132,068	133,650
Warrant liability	969,790	518,962
Other long-term liabilities	20,400	33,000
Total liabilities	5,910,801	6,243,663

Commitments

Stockholders' equity:
Common stock, 4,000,000 shares authorized, par value $0.10 per share, 3,256,887 and 3,256,887 shares issued and outstanding, respectively	325,686	325,686
Additional paid-in capital	8,061,211	8,046,168
Accumulated deficit	(4,253,498)	(4,732,030)
Total stockholders' equity	4,133,399	3,639,824
Total liabilities and stockholders' equity	$10,044,200	$9,883,487

See accompanying notes to condensed consolidated financial statements.

TEL-INSTRUMENT ELECTRONICS CORP.
 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014

Net sales	$6,818,390	$3,587,674	$12,664,309	$6,716,750
Cost of sales	4,574,924	2,718,330	8,605,548	4,727,189

Gross margin	2,243,466	869,344	4,058,761	1,989,561

Operating expenses:
Selling, general and administrative	883,876	660,034	1,749,564	1,539,227
Engineering, research and development	443,656	497,726	935,788	981,622
Total operating expenses	1,327,532	1,157,760	2,685,352	2,520,849

Income (loss) from operations	915,934	(288,416)	1,373,409	(531,288)

Other income (expense):
Amortization of debt discount	-	(30,061)	-	(60,935)
Amortization of deferred financing costs	(1,358)	(27,080)	(2,715)	(54,160)
Change in fair value of common stock warrants	(518,588)	27,801	(450,828)	(106,080)
Interest expense	(25,835)	(57,387)	(55,469)	(119,867)
Total other expense	(545,781)	(86,727)	(509,012)	(341,042)

Income (loss) before income taxes	370,153	(375,143)	864,397	(872,330)

Income tax expense (benefit)	170,687	(126,948)	385,865	(240,130)

Net income (loss)	$199,466	$(248,195)	$478,532	$(632,200)

Basic income (loss) per common share	$0.06	$(0.08)	$0.15	$(0.19)
Diluted income (loss) per common share	$0.06	$(0.08)	$0.15	$(0.19)

Weighted average shares outstanding:
Basic	3,256,887	3,252,702	3,256,887	3,252,048
Diluted	3,260,799	3,252,702	3,262,058	3,252,048

See accompanying notes to condensed consolidated financial statements.

TEL-INSTRUMENT ELECTRONICS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	September 30, 2015	September 30, 2014

Cash flows from operating activities:
Net income (loss)	$478,532	$(632,200)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Deferred income taxes	385,865	(240,130)
Depreciation and amortization	82,372	89,790
Provision for inventory obsolescence	30,713	5,000
Amortization of debt discount	-	60,935
Amortization of deferred financing costs	2,715	54,160
Change in fair value of common stock warrant	450,828	106,080
Non-cash stock-based compensation	15,043	20,904

Changes in assets and liabilities:
Decrease in accounts receivable	764,315	1,553,016
Increase in inventories	(684,702)	(509,865)
Increase in prepaid expenses & other assets	(96,758)	(286,338)
(Decrease) increase in accounts payable and other accrued expenses	(555,336)	297,393
Increase in accrued payroll, vacation pay & withholdings	95,790	47,715
Decrease in deferred revenues	(4,708)	(1,411)
Decrease in progress billings	-	(183,319)
Decrease in other long-term liabilities	(12,600)	(4,200)
Net cash provided by operating activities	952,069	377,530

Cash flows from investing activities:
Purchases of equipment	(35,772)	(6,511)
Net cash used in investing activities	(35,772)	(6,511)

Cash flows from financing activities:
Proceeds from bank loan	18,000	-
Repayment of notes to related parties	(125,000)	-
Repayment of long-term debt	(191,748)	(319,189)
Repayment of capitalized lease obligations	(8,088)	(40,802)
Net cash used in financing activities	(306,836)	(359,991)

Net decrease in cash and cash equivalents	609,461	11,028
Cash and cash equivalents at beginning of period	185,932	232,118
Cash and cash equivalents at end of period	$795,393	$243,146

Supplemental cash flow information:
Taxes paid	$-	$20,500
Interest paid	$32,834	$114,589

Supplemental non-cash information:
Converted accounts payable to equity	$-	$11,900

See accompanying notes to condensed consolidated financial statements.

TEL-INSTRUMENT ELECTRONICS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 – Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of Tel-Instrument Electronics Corp. (the “Company” or “TIC”) as of September 30, 2015, the results of operations for the three and six months ended September 30, 2015 and September 30, 2014, and statements of cash flows for the six months ended September 30, 2015 and September 30, 2014.  These results are not necessarily indicative of the results to be expected for the full year.  The financial statements have been prepared in accordance with the requirements of Form 10-Q and consequently do not include disclosures normally made in an Annual Report on Form 10-K.  The March 31, 2015 balance sheet included herein was derived from the audited financial statements included in the Company’s Annual Report on Form 10-K as of that date.  Accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2015, as filed with the United States Securities and Exchange Commission (the “SEC”) on June 25, 2015 (the “Annual Report).

Note 2 – Summary of Significant Accounting Policies

During the six months ended September 30, 2015, there have been no material changes in the Company’s significant accounting policies to those previously disclosed in the Annual Report.

Note 3 – Accounts Receivable, net

The following table sets forth the components of accounts receivable:

	September 30, 2015	March 31, 2015
Government	$715,267	$1,440,378
Commercial	168,326	209,768
Less: Allowance for doubtful accounts	(22,737)	(24,975)
	$860,856	$1,625,171

Note 4 – Inventories, net

Inventories consist of:

	September 30, 2015	March 31, 2015

Purchased parts	$3,159,775	$2,746,671
Work-in-process	1,750,938	1,514,356
Finished goods	35,350	334
Less: Inventory reserve	(260,000)	(229,287)
	$4,686,063	$4,032,074

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

TEL-INSTRUMENT ELECTRONICS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 5 – Income (Loss) Per Share (continued)

	Three Months Ended	Three Months Ended
	September 30, 2015	September 30, 2014
Basic net income (loss) per share computation:
Net income (loss)	$199,466	$(248,195)
Weighted-average common shares outstanding	3,256,887	3,252,702
Basic net income (loss) per share	$0.06	$(0.08)
Diluted net income (loss) per share computation
Net income (loss)	$199,466	$(248,195)
Add: Change in fair value of warrants	-	-
Diluted income (loss)	199,466	(248,195)
Weighted-average common shares outstanding	3,256,887	3,252,702
Incremental shares attributable to the assumed exercise of outstanding stock options and warrants	3,912	-
Total adjusted weighted-average shares	3,260,799	3,252,702
Diluted net income (loss) per share	$0.06	$(0.08)

	Six Months Ended	Six Months Ended
	September 30, 2015	September 30, 2014
Basic net income (loss) per share computation:
Net income (loss)	$478,532	$(632,200)
Weighted-average common shares outstanding	3,256,887	3,252,048
Basic net income (loss) per share	$0.15	$(0.19)
Diluted net income (loss) per share computation
Net income (loss)	$478,532	$(632,200)
Add: Change in fair value of warrants	-	-
Diluted income (loss)	478,532	(632,200)
Weighted-average common shares outstanding	3,256,887	3,252,048
Incremental shares attributable to the assumed exercise of outstanding stock options and warrants	5,171	-
Total adjusted weighted-average shares	3,262,058	3,252,048
Diluted net income (loss) per share	$0.15	$(0.19)

The following table summarizes securities that, if exercised, would have an anti-dilutive effect on earnings per share:

	September 30, 2015	September 30, 2014
Stock options	99,500	85,500
Warrants	286,920	297,336
	386,420	382,836

TEL-INSTRUMENT ELECTRONICS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 6 – Long-Term Debt

Term Loans with Bank of America

In November 2014, the Company entered into a term loan in the amount of $1,200,000 with Bank of America. The term loan is for three years, and expires in November 2017. Monthly payments are at $36,551 including interest at 6%. The term loan is collateralized by substantially all of the assets of the Company. At September 30, 2015 and March 31, 2015, the outstanding balances were $888,208 and $1,076,894, respectively.

In July 2015, the Company entered into a term loan in the amount of $18,000 with Bank of America. The term loan is for three years, and expires in July 2018. Monthly payments are at $536 including interest at 4.5%. The term loan is collateralized by substantially all of the assets of the Company. At September 30, 2015 and March 31, 2015, the outstanding balances were $17,066 and $-0-, respectively.

Automobile Loan

In March 2014, the Company entered into a loan with Ford Credit to purchase a van for the Company in the amount of $23,712. Such note has a term of five (5) years with an annual interest rate of 8.79% with monthly payments of $492.  The outstanding balances at September 30, 2015 and March 31, 2015 were $17,421 and $19,549, respectively.

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

The table below presents information about reportable segments within the avionics business for the three and six month periods ending September 30, 2015 and 2014:

Three Months Ended September 30, 2015	Avionics Government	Avionics Commercial	Avionics Total	Corporate Items	Total
Net sales	$6,328,752	$489,638	$6,818,390	$-	$6,818,390
Cost of sales	4,235,118	339,806	4,574,924	-	4,574,924
Gross margin	2,093,634	149,832	2,243,466	-	2,243,466

Engineering, research, and development			443,656	-	443,656
Selling, general and administrative			344,951	538,925	883,876
Amortization of deferred financing costs			-	1,358	1,358
Change in fair value of common stock warrants			-	518,588	518,588
Interest expense, net			-	25,835	25,835
Total expenses			788,607	1,084,706	1,873,313

Income (loss) before income taxes			$1,454,859	$(1,084,706)	$370,153

TEL-INSTRUMENT ELECTRONICS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 7 – Segment Information (continued)

The table below presents information about reportable segments within the avionics business for the three and six month periods ending September 30, 2015 and 2014:

Three Months Ended September 30, 2014	Avionics Government	Avionics Commercial	Avionics Total	Corporate Items	Total
Net sales	$3,026,728	$560,946	$3,587,674	$-	$3,587,674
Cost of sales	2,270,257	448,073	2,718,330	-	2,718,330
Gross margin	756,471	112,873	869,344	-	869,344

Engineering, research, and development			497,726	-	497,726
Selling, general and administrative			283,434	376,600	660,034
Amortization of debt discount			-	30,061	30,061
Amortization of deferred financing costs			-	27,080	27,080
Change in fair value of common stock warrants			-	(27,801)	(27,801)
Interest expense, net			-	57,387	57,387
Total expenses			781,160	463,327	1,244,487

Income (loss) before income taxes			$88,184	$(463,327)	$(375,143)

Six Months Ended September 30, 2015	Avionics Government	Avionics Commercial	Avionics Total	Corporate Items	Total
Net sales	$11,590,071	$1,074,238	$12,664,309	$-	$12,664,309
Cost of sales	7,796,712	808,836	8,605,548	-	8,605,548
Gross margin	3,793,359	265,402	4,058,761	-	4,058,761

Engineering, research, and development			935,788	-	935,788
Selling, general and administrative			705,580	1,043,984	1,749,564
Amortization of deferred financing costs			-	2,715	2,715
Change in fair value of common stock warrants			-	450,828	450,828
Interest expense, net			-	55,469	55,469
Total expenses			1,641,368	1,552,996	3,194,364

Income (loss) before income taxes			$2,417,393	$(1,552,996)	$864,397

TEL-INSTRUMENT ELECTRONICS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 7 – Segment Information (continued)

Six Months Ended September 30, 2014	Avionics Government	Avionics Commercial	Avionics Total	Corporate Items	Total
Net sales	$5,547,451	$1,169,299	$6,716,750	$-	$6,716,750
Cost of sales	3,784,672	942,517	4,727,189	-	4,727,189
Gross margin	1,762,779	226,782	1,989,561	-	1,989,561

Engineering, research, and development			981,622	-	981,622
Selling, general and administrative			575,717	963,510	1,539,227
Amortization of debt discount			-	60,935	60,935
Amortization of deferred financing costs			-	54,160	54,160
Change in fair value of common stock warrants			-	106,080	106,080
Interest expense, net			-	119,867	119,867
Total expenses			1,557,339	1,304,552	2,861,891

Income (loss) before income taxes			$432,222	$(1,304,552)	$(872,330)

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

The tax effect of temporary differences, primarily net operating loss carryforwards, asset reserves and accrued liabilities, gave rise to the Company’s deferred tax asset in the accompanying September 30, 2015 and March 31, 2015 condensed consolidated balance sheets.  Deferred income taxes are recognized for the tax consequence of such temporary differences at the enacted tax rate expected to be in effect when the differences reverse.

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as of September 30, 2015 and March 31, 2015.  As required by ASC 820-10, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

September 30, 2015	Level I	Level II	Level III	Total
Total Assets	$-	$-	$-	$-

Warrant liability	-	-	969,790	969,790
Total Liabilities	$-	$-	$969,790	$969,790

March 31, 2015	Level I	Level II	Level III	Total
Total Assets	$-	$-	$-	$-

Warrant liability	-	-	518,962	518,962
Total Liabilities	$-	$-	$518,962	$518,962

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

TEL-INSTRUMENT ELECTRONICS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 9 – Fair Value Measurements (continued)

The following table provides a summary of the changes in fair value of our Level 3 financial liabilities from March 31, 2015 through September 30, 2015, as well as the portion of gains or losses included in income attributable to unrealized gains or losses related to the liability held at September 30, 2015:

Level 3 Reconciliation	Beginning at beginning of period	(Gains) and losses for the period (realized and unrealized)	Purchases, issuances, sales and settlements, net	Transfers in or out of Level 3	Balance at the end of period

Warrant liability	$518,962	$450,828	$-	$-	$969,790
Total Liabilities	$518,962	$450,828	$-	$-	$969.790

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

With the payment of the loan in November 2014, the holder has the right, exercisable at any time, in writing (the “Warrant Put Notice”), to cause the Company, subject to the terms and conditions hereof, to purchase from the holder all, or any portion, of the warrant for the warrant put repurchase price (the “Repurchase Price”). The Repurchase Price is the greater of 1) Adjusted EBITDA (as defined below) per share as of the date of the Warrant Put Notice, less $0.01, multiplied by the number of warrants or 2) the product of the current market price per share as of the date of the Warrant Put Notice, less the purchase price of the warrant or warrants, multiplied by the number of warrants, if this amount is higher. “Adjusted EBITDA” means EBITDA, multiplied by 5, plus cash and cash equivalents less unpaid debt divided by the number of shares outstanding on a fully diluted basis. As such, the values of the warrants at September 30, 2015, reflect the higher of these two options for each specific warrant.

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

* Based on Black-Scholes Calculation and expired in September 2015.

TEL-INSTRUMENT ELECTRONICS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 9 – Fair Value Measurements (continued)

Values at September 30, 2015

Date of Warrant	Expiration Date	Number of Warrants	Exercise Price	Fair Market Value Per Share	Put Option Value	Market Price Option	Remaining Life in Years	Warrant Liability
09-10-2010	09-10-2019	136,920	$6.70	$4.65	$462,790	NA	3.95	$462,790
07-26-2012	09-10-2019	50,000	$3.35	$4.65	$169,000	64,000	3.95	$169,000
07-26-2012	09-10-2019	20,000	$3.35	$4.65	$67,600	26,000	3.95	$67,600
11-20-2012	09-10-2019	20,000	$3.56	$4.65	$67,600	21,800	3.95	$67,600
02-14-2013	09-10-2019	20,000	$3.58	$4.65	$67,600	19,600	3.95	$67,600
07-12-2013	09-10-2019	20,000	$3.33	$4.65	$67,600	26,400	3.95	$67,600
08-12-2013	09-10-2019	20,000	$3.69	$4.65	$67,600	19,200	3.95	$67,600

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

In December 2009, the Kansas District Court dismissed the Aeroflex Action on jurisdiction grounds. Aeroflex appealed this decision. In May 2012, the Kansas Supreme Court reversed the decision and remanded the Aeroflex Action to the Kansas District Court for further proceedings. The Company has been engaged in discovery and depositions for the last three quarters, which has resulted in substantially higher legal expense. The Company has been engaged in discovery and depositions for the last three quarters, which has resulted in substantially higher legal expense. The August 31, 2015 Amended Supplemental Modified Scheduling Order has the trial date set for October 24, 2016 and is estimated to last three weeks, but this date may be subject to postponement. The Company is optimistic as to the outcome of this litigation. However, the outcome of any litigation is unpredictable and an adverse decision in this matter could have a material adverse effect on our financial condition, results of operations or liquidity.

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

TEL-INSTRUMENT ELECTRONICS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 12 – New Accounting Pronouncements

In August 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs with Line-of-Credit Arrangements (ASU 2015-15). The previous guidance in ASU 2015-03, as defined below, did not address the presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. Given the absence of authoritative guidance within ASU 2015-03, the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. ASU 2015-15 is effective for public entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted and entities shall apply the guidance retrospectively to all prior year periods presented. The Company is in the process of assessing the effects of the application of the new guidance.

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs (ASU 2015-03). To simplify presentation of debt issuance costs, ASU 2015-03 requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts. ASU 2015-03 is effective for public entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted and entities shall apply the guidance retrospectively to all prior year periods presented. The Company is in the process of assessing the effects of the application of the new guidance.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This Quarterly Report on Form 10-Q and other reports filed by the Company from time to time with the SEC (collectively the “Filings”) contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management.  Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof.  When used in the Filings, the words “anticipate”, “believe”, “estimate”, “expect”, “future”, “intend”, “plan”, or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements.  Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including the risks contained in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended March 31, 2015, filed with the SEC on June 25, 2015, relating to the Company’s industry, the Company’s operations and results of operations, and any businesses that the Company may acquire.  Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

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

Overview

The Company continued the strong momentum in first half of fiscal year 2016 after finishing strong in the fourth quarter of last fiscal year. All three major programs are shipping at a consistent rate. Our legacy business also continues to be consistent. In August 2015, we received the Full Rate Production Release for the TS-4530A SETS from the U.S. Army. The Company shipped 30 TS-4530A SETS in the second quarter, but volume deliveries of TS-4530A SETS are not anticipated to commence until late in the third fiscal quarter which ends December 31, 2015.

During the six months ended September 30, 2015, the Company continued to its strong momentum, while exploring new opportunities which we believe will provide a basis for future growth.

·	Revenues increased 89% for the first six months of fiscal year 2016 as compared to the same period in the prior year.
.
Revenues in the second quarter of fiscal year 2016 increased to $6.8 million as compared to only $3.6 million in the second quarter of fiscal year 2015. The second quarter of fiscal year 2016 was favorably impacted by increased shipments on the TS-4530A program to meet contractual requirements. It is not anticipated that revenues will remain at these levels in future quarters.

·	Income from operations increased to $1,373,409 for the first six months of fiscal year 2016 as compared to a loss from operations of $531,288 for the same period in the prior year.
·
Net income was $478,532 as compared to a net loss of $632,200 for the same periods. Net income for the first six months of fiscal year 2016 was negatively impacted by the change in the fair value of the warrants in the amount of $450,828.

·
In March 2015, the Company received an order for an additional 21 CRAFT test sets from Lockheed Martin in the amount of $775,369 with shipment expected to take place in the second and third quarters ending September 30, 2015 and December 31, 2015, respectively. These units are to be used on the Joint Strike Fighter program (“JSF”) program.

·
Introduction of the TR-36 Navigation/Communication Test Set, representing our first new production introduction into the commercial market in a few years. The TR-36 provides comprehensive ramp testing in a user-friendly, light weight high-precision instrument for rapid functional testing of VOR, LOC/GS, MB, and VHF COMM (AM/FM), ELT and EPIRB avionic equipment all in a weather proof package with color display. We believe this product with our competitive price will compete in this market.

·	Pursuit of Foreign Military Sales (“FMS”) for its major products.
·	Investment in new lightweight design for commercial and military customers that we hope will expand our product line and be very competitive.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview (continued)

·
Engagement of our new partner, Blue Star Engineering and Electronics Ltd. (“Blue Star”).  Blue Star will handle all the Company’s interests in India, Nepal, Sri Lanka, Maldives and Bangladesh for both General Aviation and Military markets. The market in this region represents a significant opportunity for the Company.

·
As developments of our major programs are complete, engineering efforts have been directed to new product development, and we have a few new products in the pipeline, in addition to the recently introduced TR-36.

·	Continue to explore opportunities worldwide.

As such, we anticipate improvement in revenues and profitability in the future. The revenue increase from the TS-4530A and ITATS shipments have enhanced the Company’s liquidity position, thereby enabling the Company to pursue these opportunities.

At September 30, 2015, the Company’s backlog was approximately $19.7 million as compared to approximately $34.0 million at September 30, 2014.

In November 2014, the Company entered into a loan agreement with a bank for $1,200,000. The proceeds from the loan were used to pay off the remaining balance of the loan with BCA in the amount of $1,153,109, including accrued interest of $4,467.  The term of the loan is for 3 years and expires in November, 2017. Monthly payments are at $36,551 including interest at 6%.

Based on existing backlog and recurring orders, the Company believes that it will have adequate liquidity, and backlog to fund operating plans for at least the next twelve months.  Currently, the Company has no material future capital expenditure requirements. However, there can be no assurances that the Company will achieve revenue and profitability goals or will not require additional financing.

Results of Operations

Sales

For the three months ended September 30, 2015, sales increased $3,230,716 (90.1%) to $6,818,390 as compared to $3,587,674 for the three months ended September 30, 2014.

Avionics government sales increased $3,302,024 (109.1%) to $6,328,752 for the three months ended September 30, 2015 as compared to $3,026,728 for the three months ended September 30, 2014. The increase in revenues is mostly attributed to the increase in shipments of the AN/USM-708 test set , TS-4530A KITS and SETS and the AN/ARM-206 test set associated with the Company’s three major programs CRAFT, TS-4530A and ITATS.

Commercial sales decreased $71,308 (12.7%) to $489,638 for the three months ended September 30, 2015 as compared to $560,946 for the three months ended September 30, 2014. A decrease in revenues from the TR-220 was partially offset by an increase in sales from calibration and repairs.

For the six months ended September 30, 2015, sales increased $5,947,559 (88.5%) to $12,664,309 as compared to $6,716,750 for the six months ended September 30, 2014

Avionics government sales increased $6,042,620 (108.9%) to $11,590,071 for the six months ended September 30, 2015 as compared to $5,547,451 for the six months ended September 30, 2014. The increase in revenues is mostly attributed to the increase in shipments of the AN/USM-708 test set , TS-4530A KITS and SETS and the AN/ARM-206 test set associated with the Company’s three major programs CRAFT, TS-4530A and ITATS.

Commercial sales decreased $95,061 (8.1%) to $1,074,238 for the six months ended September 30, 2015 as compared to $1,169,299 for the six months ended September 30, 2014. A decrease in revenues from the TR-220 was partially offset by an increase in sales from calibration and repairs.

Gross Margin

Gross margin increased $1,374,122 (158.1%) and $2,069,200 (104.0%) to $2,243,466 and $4,058,761, respectively, for the three and six months ended September 30, 2015 as compared to $869,344 and $1,989,561, respectively, for the three and six months ended September 30, 2014. This increase is mostly attributed to the increase in volume of sales, especially for the CRAFT, TS-4530A and ITATS programs. The gross margin percentage for the three months ended September 30, 2015 was 32.9%, as compared to 24.2% for the three months ended September 30, 2014. The gross margin percentage for the six months ended September 30, 2015 was 32.0%, as compared to 29.6% for the six months ended September 30, 2014.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations (continued)

Operating Expenses

Selling, general and administrative expenses increased $223,842 (33.9%) to $883,876 for the three months ended September 30, 2015, as compared to $660,034 for the three months ended September 30, 2014. This increase was primarily attributed to higher commissions, accrued bonus compensation, and litigation expenses and professional fees. Legal expenses associated with the Aeroflex litigation were $107,781 for the three months ended September 30, 2015 as compared to $72,162 for the same period last year.

Selling, general and administrative expenses increased $210,337 (13.7%) to $1,749,564 for the six months ended September 30, 2015, as compared to $1,539,227 for the six months ended September 30, 2014. This increase was primarily attributed to higher commissions and accrued bonus compensation offset partially by lower litigation expenses and professional fees. Legal expenses associated with the Aeroflex litigation were $178,152 for the six months ended September 30, 2015 as compared to $219,171 for the same period last year.

Engineering, research and development expenses decreased $54,070 (10.9%) and $45,834 (4.7%) to $443,656 and $935,788, respectively for the three and six months ended September 30, 2015 as compared to $497,726 and $981,622, respectively, for the three and six months ended September 30, 2014. While the Company has completed development on its major programs, research and development resources have now been focused on new product development, sustaining engineering and enhancements to existing products.

Income (Loss) From Operations

As a result of the above, the Company recorded income from operations of $915,934 and $1,373,409, respectively, for the three and six months ended September 30, 2015 as compared to losses from operations of $288,416 and $531,288, respectively, for the three and six months ended September 30, 2014.

Other Income (Expense), Net

For the three months ended September 30, 2015, total other expense was $545,781 as compared to other expense of $86,727 for the three months ended September 30, 2014. This change is primarily due to the non-cash loss of $518,588 on the change in the valuation of common stock warrants for the three months ended September 30, 2015 as compared to a gain of $27,801 in the valuation of common stock warrants in same period in the prior year. Interest expense declined as a result of the lower interest rate on the new loan and the lower outstanding loan balance. Amortization of deferred financing charges and debt discount were lower as a result of the repayment of the loan with BCA, as these remaining expenses were recorded as a loss on the extinguishment of debt in the prior fiscal year.

For the six months ended September 30, 2015, total other expense was $509,012 as compared to other expense of $341,042 for the six months ended September 30, 2014. This change is primarily due to the non-cash loss of $450,828 on the change in the valuation of common stock warrants for the six months ended September 30, 2015 as compared to a loss of $106,080 in the valuation of common stock warrants in same period in the prior year. Interest expense declined as a result of the lower interest rate on the new loan and the lower outstanding loan balance. Amortization of deferred financing charges and debt discount were lower as a result of the repayment of the loan with BCA, as these remaining expenses were recorded as a loss on the extinguishment of debt in the prior fiscal year.

Income (Loss) before Income Taxes

As a result of the above, the Company recorded income before taxes of $370,153 and $864,397, respectively, for the three and six months ended September 30, 2015 as compared to losses before income taxes of $375,143 and $872,330, respectively, for the three and six months ended September 30, 2014.

Income Tax Provision/Benefit

For the three and six months ended September 30, 2015, the Company recorded income tax provisions of $170,687 and $385,865, respectively, as compared to income tax benefits of $126,948 and $240,130, respectively, for the three and six months ended September 30, 2014. The Company recorded a provision for income taxes as the Company recorded a profit before taxes. It should be noted that as a result of the Company’s net operating loss carryforwards, it will not be paying significant taxes this year, and, as such, the provision for taxes represents a reduction of our deferred tax asset and not a liability to pay taxes.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations (continued)

Net Income (Loss)

As a result of the above, the Company recorded net income of $199,466 and $478,532, respectively, for the three and six months ended September 30, 2015 as compared to net losses of $248,195 and $632,200 for the three and six months ended September 30, 2014.

Liquidity and Capital Resources

At September 30, 2015, the Company had net working capital of $3,642,138 as compared to $2,599,117 at March 31, 2015. This change is primarily the result of the increase in cash, accounts receivable and inventories partially offset by the increase in accounts payable and accrued expenses.

During the six months ended September 30, 2015, the Company’s cash balance increased by $609,461 to $795,393.  The Company’s principal sources and uses of funds were as follows:

Cash provided by operating activities. For the six months ended September 30, 2015, the Company provided $952,069 in cash for operations as compared to providing $377,530 in cash for operations for the six months ended September 30, 2014.  This increase in cash from operations is the result of the improvement in income from operations offset partially by an increase in accounts receivable and decrease in accounts payable and accrued expenses as well as a decrease in the Company’s deferred tax asset.

Cash used in investing activities.  For the six months ended September 30, 2015, the Company used $35,772 of its cash for investing activities, as compared to $6,511 for the six months ended September 30, 2014 as a result of an increase in the purchase of capital equipment.

Cash used in financing activities. For the six months ended September 30, 2015, the Company used $306,836 in financing activities as compared to using $359,991 for the six months ended September 30, 2014 as a result of lower capital lease obligations. The Company paid down $125,000 of its notes to related parties. Repayments of long-term debt decreased as a result of the refinancing with Bank of America in November 2014.

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

There was no significant impact on the Company’s operations as a result of inflation for the six months ended September 30, 2015.

These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2015, filed with the SEC on June 25, 2015 (the “Annual Report”).

Off-Balance Sheet Arrangements

As of September 30, 2015, the Company had no material off-balance sheet arrangements.

Critical Accounting Policies

Our critical accounting policies are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report. There have been no changes in our critical accounting policies. Our significant accounting policies are described in our notes to the Fiscal Year 2015 consolidated financial statements included in our Annual Report.

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

Notwithstanding the ineffectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q and the material weakness in our internal control over financial reporting that existed as of that date, management believes that (i) this Quarterly Report on Form 10-Q does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which they were made, not misleading with respect to the period covered by this Quarterly Report on Form 10-Q and (ii) the unaudited condensed consolidated financial statements, and other financial information, included in this Quarterly Report on Form 10-Q fairly present in all material respects in accordance with GAAP our financial condition, results of operations and cash flows as of, and for, the dates and periods presented.

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

In December 2009, the Kansas District Court dismissed the Aeroflex Action on jurisdiction grounds. Aeroflex appealed this decision. In May 2012, the Kansas Supreme Court reversed the decision and remanded the Aeroflex Action to the Kansas District Court for further proceedings. The Company has been engaged in discovery and depositions for the last three quarters, which has resulted in substantially higher legal expense. The August 31, 2015 Amended Supplemental Modified Scheduling Order has the trial date set for October 24, 2016 and is estimated to last three weeks, but this date may be subject to postponement. The Company is optimistic as to the outcome of this litigation. However, the outcome of any litigation is unpredictable and an adverse decision in this matter could have a material adverse effect on our financial condition, results of operations or liquidity.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company’s equity securities during the quarter ended September 30, 2015 other than those previously reported in a Current Report on Form 8-K.

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

TEL-INSTRUMENT ELECTRONICS CORP.

Date: November 16, 2015	By:	/s/ Jeffrey C. O’Hara
Name: Jeffrey C. O’Hara
Title: Chief Executive Officer Principal Executive Officer

Date: November 16, 2015	By:	/s/ Joseph P. Macaluso
Name: Joseph P. Macaluso
Title: Principal Financial Officer Principal Accounting Officer