Form 10-Q
period 2015-12-31
TEL INSTRUMENT ELECTRONICS CORP
filed 2016-02-16
CIK 96885

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2015

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

As of February 10, 2016 there were 3,256,887 shares outstanding of the registrant’s common stock.

TEL-INSTRUMENT ELECTRONICS CORP.

PART I – FINANCIAL INFORMATION
Item 1.  Financial Statements.

TEL-INSTRUMENT ELECTRONICS CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2015	March 31, 2015
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$629,053	$185,932
Accounts receivable, net	1,027,437	1,625,171
Inventories, net	4,808,364	4,032,074
Prepaid expenses and other current assets	251,417	281,002
Deferred financing costs	5,429	5,429
Deferred income tax asset	1,064,395	1,064,395
Total current assets	7,786,095	7,194,003

Equipment and leasehold improvements, net	193,434	270,792
Deferred financing costs – long-term	4,720	8,792
Deferred income tax asset – non-current	1,764,767	2,377,583
Other long-term assets	33,509	32,317
Total assets	9,782,525	9,883,487

LIABILITIES & STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt, net of debt discount	411,912	387,839
Capital lease obligations – current portion	8,971	16,758
Accounts payable and accrued liabilities	2,339,126	3,577,566
Deferred revenues – current portion	23,275	18,609
Accrued payroll, vacation pay and payroll taxes	809,133	594,114
Total current liabilities	3,592,417	4,594,886

Subordinated notes payable - related parties	45,000	250,000
Capital lease obligations – long-term	-	4,561
Long-term debt	411,594	708,604
Deferred revenues – long-term	134,385	133,650
Warrant liability	1,216,541	518,962
Other long-term liabilities	14,100	33,000
Total liabilities	5,414,037	6,243,663

Commitments

Stockholders' equity:
Common stock, 4,000,000 shares authorized, par value $0.10 per share, 3,256,887 and 3,256,887 shares issued and outstanding, respectively	325,686	325,686
Additional paid-in capital	8,069,714	8,046,168
Accumulated deficit	(4,026,912)	(4,732,030)
Total stockholders' equity	4,368,488	3,639,824
Total liabilities and stockholders' equity	$9,782,525	$9,883,487

See accompanying notes to condensed consolidated financial statements.

TEL-INSTRUMENT ELECTRONICS CORP.
 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014

Net sales	$5,970,865	$5,030,097	18,635,174	$11,746,847
Cost of sales	3,936,108	3,484,310	12,541,656	8,211,499

Gross margin	2,034,757	1,545,787	6,093,518	3,535,348

Operating expenses:
Selling, general and administrative	767,923	825,261	2,517,487	2,364,488
Engineering, research and development	541,502	494,721	1,477,290	1,476,343
Total operating expenses	1,309,425	1,319,982	3,994,777	3,840,831

Income (loss) from operations	725,332	225,805	2,098,741	(305,483)

Other income (expense):
Amortization of debt discount	-	(14,373)	-	(75,308)
Loss on extinguishment of debt	-	(188,102)	-	(188,102)
Amortization of deferred financing costs	(1,357)	(13,648)	(4,072)	(67,808)
Change in fair value of common stock warrants	(246,751)	37,330	(697,579)	(68,750)
Interest expense	(23,687)	(39,137)	(79,156)	(159,004)
Total other expense	(271,795)	(217,930)	(780,807)	(558,972)

Income (loss) before income taxes	453,537	7,875	1,317,934	(864,455)

Income tax expense (benefit)	226,951	28,819	612,816	(211,311)

Net income (loss)	$226,586	$(20,944)	$705,118	$(653,144)

Basic income (loss) per common share	$0.07	$(0.01)	$0.22	$(0.20)
Diluted income (loss) per common share	$0.07	$(0.01)	$0.22	$(0.20)

Weighted average shares outstanding:
Basic	3,256,887	3,255,028	3,256,887	3,253,045
Diluted	3,261,690	3,255,028	3,261,955	3,253,045

See accompanying notes to condensed consolidated financial statements.

TEL-INSTRUMENT ELECTRONICS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	December 31, 2015	December 31, 2014

Cash flows from operating activities:
Net income (loss)	$705,118	$(653,144)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred income taxes	612,816	(211,311)
Depreciation and amortization	122,399	134,837
Provision for bad debts	1,205	-
Provision for inventory obsolescence	35,713	5,000
Amortization of debt discount	-	75,308
Amortization of deferred financing costs	4,072	67,808
Loss on extinguishment of debt	-	188,102
Change in fair value of common stock warrant	697,579	68,750
Non-cash stock-based compensation	23,546	29,733

Changes in assets and liabilities:
Decrease in accounts receivable	596,529	1,481,401
Increase in inventories	(812,003)	(548,963)
Decrease (increase) in prepaid expenses & other assets	28,393	(184,716)
(Decrease) increase in accounts payable and other accrued expenses	(1,238,440)	423,290
Increase in accrued payroll, vacation pay & withholdings	215,019	82,990
Decrease in deferred revenues	5,401	43,936
Decrease in progress billings	-	(518,659)
Decrease in other long-term liabilities	(18,900)	(10,500)
Net cash provided by operating activities	978,447	473,862

Cash flows from investing activities:
Purchases of equipment	(45,041)	(8,541)
Net cash used in investing activities	(45,041)	(8,541)

Cash flows from financing activities:
Proceeds from bank loan	18,000	1,200,000
Deferred financing costs	-	(16,287)
Repayment of notes to related parties	(205,000)	-
Repayment of long-term debt	(290,937)	(1,499,392)
Repayment of capitalized lease obligations	(12,348)	(49,769)
Net cash used in financing activities	(490,285)	(365,448)

Net increase in cash and cash equivalents	443,121	99,873
Cash and cash equivalents at beginning of period	185,932	232,118
Cash and cash equivalents at end of period	$629,053	$331,991

Supplemental cash flow information:
Taxes paid	$-	$20,500
Interest paid	$46,793	$141,180

Supplemental non-cash information:
Converted accounts payable to equity	$-	$26,610

See accompanying notes to condensed consolidated financial statements.

TEL-INSTRUMENT ELECTRONICS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 – Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of Tel-Instrument Electronics Corp. (the “Company” or “TIC”) as of December 31, 2015, the results of operations for the three and nine months ended December 31, 2015 and December 31, 2014, and statements of cash flows for the nine months ended December 31, 2015 and December 31, 2014.  These results are not necessarily indicative of the results to be expected for the full year.  The financial statements have been prepared in accordance with the requirements of Form 10-Q and consequently do not include disclosures normally made in an Annual Report on Form 10-K.  The March 31, 2015 balance sheet included herein was derived from the audited financial statements included in the Company’s Annual Report on Form 10-K as of that date.  Accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2015, as filed with the United States Securities and Exchange Commission (the “SEC”) on June 25, 2015 (the “Annual Report).

Note 2 – Summary of Significant Accounting Policies

During the nine months ended December 31, 2015, there have been no material changes in the Company’s significant accounting policies to those previously disclosed in the Annual Report.

Note 3 – Accounts Receivable, net

The following table sets forth the components of accounts receivable:

	December 31, 2015	March 31, 2015
Government	$901,705	$1,440,378
Commercial	151,732	209,768
Less: Allowance for doubtful accounts	(26,000)	(24,975)
	$1,027,437	$1,625,171

Note 4 – Inventories, net

Inventories consist of:

	December 31, 2015	March 31, 2015

Purchased parts	$3,117,916	$2,746,671
Work-in-process	1,856,431	1,514,356
Finished goods	99,017	334
Less: Inventory reserve	(265,000)	(229,287)
	$4,808,364	$4,032,074

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

TEL-INSTRUMENT ELECTRONICS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 5 – Income (Loss) Per Share (continued)

	Three Months Ended	Three Months Ended
	December 31, 2015	December 31, 2014
Basic net income (loss) per share computation:
Net income (loss)	$226,586	$(20,944)
Weighted-average common shares outstanding	3,256,887	3,255,028
Basic net income (loss) per share	$0.07	$(0.01)
Diluted net income (loss) per share computation
Net income (loss)	$226,586	$(20,944)
Add: Change in fair value of warrants	-	-
Diluted income (loss)	226,586	(20,944)
Weighted-average common shares outstanding	3,256,887	3,255,028
Incremental shares attributable to the assumed exercise of outstanding stock options and warrants	4,803	-
Total adjusted weighted-average shares	3,261,690	3,255,028
Diluted net income (loss) per share	$0.07	$(0.01)

	Nine Months Ended	Nine Months Ended
	December 31, 2015	December 31, 2014
Basic net income (loss) per share computation:
Net income (loss)	$705,118	$(653,144)
Weighted-average common shares outstanding	3,256,887	3,253,045
Basic net income (loss) per share	$0.22	$(0.20)
Diluted net income (loss) per share computation
Net income (loss)	$705,118	$(653,144)
Add: Change in fair value of warrants	-	-
Diluted income (loss)	705,118	(653,144)
Weighted-average common shares outstanding	3,256,887	3,253,045
Incremental shares attributable to the assumed exercise of outstanding stock options and warrants	5,068	-
Total adjusted weighted-average shares	3,261,955	3,253,045
Diluted net income (loss) per share	$0.22	$(0.20)

The following table summarizes securities that, if exercised, would have an anti-dilutive effect on earnings per share:

	December 31, 2015	December 31, 2014
Stock options	80,000	85,500
Warrants	286,920	297,336
	366,920	382,836

TEL-INSTRUMENT ELECTRONICS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 6 – Long-Term Debt

Term Loans with Bank of America

In November 2014, the Company entered into a term loan in the amount of $1,200,000 with Bank of America. The term loan is for three years, and expires in November 2017. Monthly payments are at $36,551 including interest at 6%. The term loan is collateralized by substantially all of the assets of the Company. At December 31, 2015 and March 31, 2015, the outstanding balances were $791,539 and $1,076,894, respectively.

In July 2015, the Company entered into a term loan in the amount of $18,000 with Bank of America. The term loan is for three years, and expires in July 2018. Monthly payments are at $536 including interest at 4.5%. The term loan is collateralized by substantially all of the assets of the Company. At December 31, 2015 and March 31, 2015, the outstanding balances were $15,646 and $-0-, respectively.

Automobile Loan

In March 2014, the Company entered into a loan with Ford Credit to purchase a van for the Company in the amount of $23,712. Such note has a term of five (5) years with an annual interest rate of 8.79% with monthly payments of $492.  The outstanding balances at December 31, 2015 and March 31, 2015 were $16,321 and $19,549, respectively.

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

The table below presents information about reportable segments within the avionics business for the three and nine month periods ending December 31, 2015 and 2014:

Three Months Ended December 31, 2015	Avionics Government	Avionics Commercial	Avionics Total	Corporate Items	Total
Net sales	$5,658,695	$312,170	$5,970,865	$-	$5,970,865
Cost of sales	3,709,998	226,110	3,936,108	-	3,936,108
Gross margin	1,948,697	86,060	2,034,757	-	2,034,757

Engineering, research, and development			541,502	-	541,502
Selling, general and administrative			203,249	564,674	767,923
Amortization of deferred financing costs			-	1,357	1,357
Change in fair value of common stock warrants			-	246,751	246,751
Interest expense, net			-	23,687	23,687
Total expenses			744,751	836,469	1,581,220
Income (loss) before income taxes			$1,290,006	$(836,469)	$453,537

TEL-INSTRUMENT ELECTRONICS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 7 – Segment Information (continued)

Three Months Ended December 31, 2014	Avionics Government	Avionics Commercial	Avionics Total	Corporate Items	Total
Net sales	$4,455,399	$574,698	$5,030,097	-	$5,030,097
Cost of sales	3,015,359	468,951	3,484,310	-	3,484,310
Gross margin	1,440,040	105,747	1,545,787	-	1,545,787

Engineering, research, and development			494,721	-	494,721
Selling, general and administrative			323,862	501,399	825,261
Amortization of debt discount			-	14,373	14,373
Amortization of deferred financing costs			-	13,648	13,648
Loss on extinguishment of debt			-	188,102	188,102
Change in fair value of common stock warrants			-	(37,330)	(37,330)
Interest expense, net			-	39,137	39,137
Total expenses			818,583	719,329	1,537,912
Income (loss) before income taxes			$727,204	$(719,329)	$7,875

Nine Months Ended December 31, 2015	Avionics Government	Avionics Commercial	Avionics Total	Corporate Items	Total
Net sales	$17,248,766	$1,386,408	$18,635,174	$-	$18,635,174
Cost of sales	11,506,710	1,034,946	12,541,656	-	12,541,656
Gross margin	5,742,056	351,462	6,093,518	-	6,093,518

Engineering, research, and development			1,477,290	-	1,477,290
Selling, general and administrative			908,829	1,608,658	2,517,487
Amortization of deferred financing costs			-	4,072	4,072
Change in fair value of common stock warrants			-	697,579	697,579
Interest expense, net			-	79,156	79,156
Total expenses			2,386,119	2,389,465	4,775,584
Income (loss) before income taxes			$3,707,399	$(2,389,465)	$1,317,934

Nine Months Ended December 31, 2014	Avionics Government	Avionics Commercial	Avionics Total	Corporate Items	Total
Net sales	$10,002,850	$1,743,997	$11,746,847	-	$11,746,847
Cost of sales	6,800,031	1,411,468	8,211,499	-	8,211,499
Gross margin	3,202,819	332,529	3,535,348	-	3,535,348

Engineering, research, and development			1,476,343	-	1,476,343
Selling, general and administrative			899,579	1,464,909	2,364,488
Amortization of debt discount			-	75,308	75,308
Amortization of deferred financing costs			-	67,808	67,808
Loss on extinguishment of debt				188,102	188,102
Change in fair value of common stock warrants			-	68,750	68,750
Interest expense, net			-	159,004	159,004
Total expenses			2,375,922	2,023,881	4,399,803
Income (loss) before income taxes			$1,159,426	$(2,023,881)	$(864,455)

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

The tax effect of temporary differences, primarily net operating loss carryforwards, asset reserves and accrued liabilities, gave rise to the Company’s deferred tax asset in the accompanying December 31, 2015 and March 31, 2015 condensed consolidated balance sheets.  Deferred income taxes are recognized for the tax consequence of such temporary differences at the enacted tax rate expected to be in effect when the differences reverse.

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

TEL-INSTRUMENT ELECTRONICS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 9 – Fair Value Measurements (continued)

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as of December 31, 2015 and March 31, 2015.  As required by ASC 820-10, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

December 31, 2015	Level I	Level II	Level III	Total
Total Assets	$-	$-	$-	$-

Warrant liability	-	-	1,216,541	1,216,541
Total Liabilities	$-	$-	$1,216,541	$1,216,541

March 31, 2015	Level I	Level II	Level III	Total
Total Assets	$-	$-	$-	$-

Warrant liability	-	-	518,962	518,962
Total Liabilities	$-	$-	$518,962	$518,962

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

The following table provides a summary of the changes in fair value of our Level 3 financial liabilities from March 31, 2015 through December 31, 2015, as well as the portion of gains or losses included in income attributable to unrealized gains or losses related to the liability held at December 31, 2015:

Level 3 Reconciliation	Beginning at beginning of period	(Gains) and losses for the period (realized and unrealized)	Purchases, issuances, sales and settlements, net	Transfers in or out of Level 3	Balance at the end of period

Warrant liability	$518,962	$697,579	$-	$-	$1,216,541
Total Liabilities	$518,962	$697,579	$-	$-	$1,216,541

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

TEL-INSTRUMENT ELECTRONICS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 9 – Fair Value Measurements (continued)

With the payment of the loan in November 2014, the holder has the right, exercisable at any time, in writing (the “Warrant Put Notice”), to cause the Company, subject to the terms and conditions hereof, to purchase from the holder all, or any portion, of the warrant for the warrant put repurchase price (the “Repurchase Price”). The Repurchase Price is the greater of 1) Adjusted EBITDA (as defined below) per share as of the date of the Warrant Put Notice, less $0.01, multiplied by the number of warrants or 2) the product of the current market price per share as of the date of the Warrant Put Notice, less the purchase price of the warrant or warrants, multiplied by the number of warrants, if this amount is higher. “Adjusted EBITDA” means EBITDA, multiplied by 5, plus cash and cash equivalents less unpaid debt divided by the number of shares outstanding on a fully diluted basis. As such, the values of the warrants at December 31, 2015, reflect the higher of these two options for each specific warrant.

Values at Inception

Date of Warrant	Expiration Date	Number of Warrants	Exercise Price	Fair Market Value Per Share	Expected Volatility	Remaining Life in Years	Risk Free Interest Rate	Warrant Liability
09-10-2010	09-10-2019	136,920	$6.70	$6.70	28.51%	9	2.81%	$267,848
09-10-2010	09-10-2015	10,416	$6.70	$6.70	28.51%	5	1.59%	$13,808
07-26-2012	09-10-2019	50,000	$3.35	$3.90	42.04%	7	0.94%	$66,193
07-26-2012	09-10-2019	20,000	$3.35	$3.90	42.04%	7	0.94%	$26,477
11-20-2012	09-10-2019	20,000	$3.56	$3.50	42.45%	6.83	1.09%	$21,441
02-14-2013	09-10-2019	20,000	$3.58	$3.80	41.25%	6.58	1.43%	$23,714
07-12-2013	09-10-2019	20,000	$3.33	$3.32	40.26%	6.17	2.00%	$19,523
08-12-2013	09-10-2019	20,000	$3.69	$3.69	40.20%	6.08	2.01%	$21,587

Values at March 31, 2015

Date of Warrant	Expiration Date	Number of Warrants	Exercise Price	Fair Market Value Per Share	Put Option Value	Market Price Option	Remaining Life in Years	Warrant Liability
09-10-2010	09-10-2019	136,920	$6.70	$6.42	$68,460	NA	4.45	$68,460
09-10-2010	09-10-2015	10,416	$6.70	$6.42	NA	NA	0.45	$7,002	*
07-26-2012	09-10-2019	50,000	$3.35	$6.42	$30,000	153,500	4.45	$153,500
07-26-2012	09-10-2019	20,000	$3.35	$6.42	$13,200	61,400	4.45	$61,400
11-20-2012	09-10-2019	20,000	$3.56	$6.42	$13,200	57,200	4.45	$57,200
02-14-2013	09-10-2019	20,000	$3.58	$6.42	$13,200	55,000	4.45	$55,000
07-12-2013	09-10-2019	20,000	$3.33	$6.42	$13,200	61,800	4.45	$61,800
08-12-2013	09-10-2019	20,000	$3.69	$6.42	$13,200	54,600	4.45	$54,600

* Based on Black-Scholes Calculation and expired in September 2015.

Values at December 31, 2015

Date of Warrant	Expiration Date	Number of Warrants	Exercise Price	Fair Market Value Per Share	Put Option Value	Market Price Option	Remaining Life in Years	Warrant Liability
09-10-2010	09-10-2019	136,920	$6.70	$4.85	$580,541	NA	3.70	$580,541
07-26-2012	09-10-2019	50,000	$3.35	$4.85	$212,000	75,000	3.70	$212,000
07-26-2012	09-10-2019	20,000	$3.35	$4.85	$84,800	30,000	3.70	$84,800
11-20-2012	09-10-2019	20,000	$3.56	$4.85	$84,800	25,800	3.70	$84,800
02-14-2013	09-10-2019	20,000	$3.58	$4.85	$84,800	23,600	3.70	$84,800
07-12-2013	09-10-2019	20,000	$3.33	$4.85	$84,800	30,400	3.70	$84,800
08-12-2013	09-10-2019	20,000	$3.69	$4.85	$84,800	23,200	3.70	$84,800

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

Note 12 – New Accounting Pronouncements

In January 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-01 (Accounting Standards Codification (“ASC”) Subtopic 825-10), Financial Instruments- Overall Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments in this ASU require entities to measure all investments in equity securities at fair value with changes recognized through net income. This requirement does not apply to investments that qualify for the equity method of accounting, to those that result in consolidation of the investee, or for which the entity meets a practicability exception to fair value measurement. Additionally, the amendments eliminate certain disclosure requirements related to financial instruments measured at amortized cost and add disclosures related to the measurement categories of financial assets and financial liabilities. The amendments in this ASU are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted for only certain portions of the ASU. The Company is in the process of assessing the impact, if any, on its consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17 (ASC Topic 740), Income Taxes Balance Sheet Classification of Deferred Taxes. The amendments in this Update are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted by all entities as of the beginning of an interim or annual reporting period. The Company is in the process of assessing the impact, if any, on its consolidated financial statements.

TEL-INSTRUMENT ELECTRONICS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 12 – New Accounting Pronouncements (continued)

In September 2015, the FASB issued ASU 2015-16 (ASC Topic 805), Business Combinations Simplifying the Accounting for Measurement-Period Adjustments. The amendments in this update require that an acquirer recognize measurement period adjustments in the period in which the adjustments are determined. The income effects of such measurement period adjustments are to be recorded in the same period’s financial statements but calculated as if the accounting had been completed as of the acquisition date. The impact of measurement period adjustments to earnings that relate to prior period financial statements are to be presented separately on the income statement or disclosed by line item. The amendments in this update are for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted for public business entities for reporting periods for which financial statements have not yet been issued. The adoption of this new guidance is not expected to have a material impact on the Company’s consolidated financial statements and disclosures.

In August 2015, the FASB issued ASU No. 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs with Line-of-Credit Arrangements (ASU 2015-15). The previous guidance in ASU 2015-03, as defined below, did not address the presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. Given the absence of authoritative guidance within ASU 2015-03, the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. ASU 2015-15 is effective for public entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted and entities shall apply the guidance retrospectively to all prior year periods presented. The Company is in the process of assessing the effects of the application of the new guidance.

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). To simplify presentation of debt issuance costs, ASU 2015-03 requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts. ASU 2015-03 is effective for public entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted and entities shall apply the guidance retrospectively to all prior year periods presented. The Company is in the process of assessing the effects of the application of the new guidance.

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

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements - Going Concern”, which requires management to evaluate whether conditions or events raise substantial doubt about the entity’s ability to continue as a going concern and, if so, to provide related footnote disclosures. The guidance is effective for annual or interim reporting periods beginning on or after December 15, 2016. Early adoption is permitted. The Company does not expect the adoption of this ASU to have a material impact on the Company’s consolidated Financial Statements.

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

Overview

The Company continued to show improved operating results for its fourth consecutive quarter. All three major programs are shipping at a consistent rate. Our military legacy business also continues to be consistent, but commercial sales remain weak. In August 2015, we received the Full Rate Production Release for the TS-4530A SETS from the U.S. Army. The Company shipped 50 TS-4530A SETS through December 31, 2015, but volume deliveries of TS-4530A SETS are not anticipated to commence until the fourth quarter of this fiscal year ending March 31, 2016. The backlog at December 31, 2015 was approximately $15 million as compared to $32.6 million a year ago The Company has built a very solid position in the Mode 5 IFF and TACAN test set market and its existing contracts should result in strong revenues and improved profitability through fiscal year 2017. The revenue increase from the TS-4530A and ITATS shipments have enhanced the Company’s liquidity position, thereby enabling the Company to pursue opportunities worldwide and increase our new product development efforts. Our gross margin percentage is expected to remain well below our historical 50% average for the next year as most of the TS-4530A and ITATS products were both bid competitively at tight margins. Revenues will benefit from the start of TS-4530A SET production but KIT production is expected to be completed by the middle of this calendar year. It is critical that we capture the major share of the large international market which should generate substantial revenues starting in the 2017 fiscal year timeframe. We believe that we are well positioned as our CRAFT and TS-4530A flight-line test sets have been endorsed by the U.S. military and we have already delivered test sets into 18 international markets. The commercial avionics industry is undergoing a great deal of change and we believe our new hand-held products that we are planning to introduce within the next 12 months will generate increased market share at very attractive gross margin levels. We are also working closely with our military customers on new potential market opportunities that will be needed to maintain our sales and profitability growth.

Fiscal year 2016 highlights:

·	Revenues increased 59% for the first nine months of fiscal year 2016 as compared to the same period in the prior year.

·	Income from operations increased to $2.1 million for the first nine months of fiscal year 2016 as compared to a loss from operations of $305,483 for the same period in the prior year.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview (continued)

·	$1.6 million improvement in net working capital to a $4.2 million since March 31, 2015.

·
Net income was $705,120 for the nine months ended December 31, 2016 as compared to a net loss of $653,144 for the same period. Net income for the first nine months of fiscal year 2016 was negatively impacted by the change in the fair value of the warrants in the amount of $697,579.

·
The Company received orders for an additional 61 CRAFT test sets from Lockheed Martin in the amount of $2.2 million. These units are to be used on the Joint Strike Fighter program (“JSF”) program. This brings total CRAFT orders for this program to $4.4 million.

·
Introduction of the TR-36 Navigation/Communication Test Set (the ‘TR-36”), representing our first new production introduction into the commercial market for the last 10 years. The TR-36 provides comprehensive ramp testing in a user-friendly, light weight high-precision instrument for rapid functional testing of VOR, LOC/GS, MB, and VHF COMM (AM/FM), ELT and EPIRB avionic equipment all in a weather proof package with color display. We believe this product will be very competitive in this market.

·
Investment in new lightweight, hand held test set design for commercial and military customers that we hope will expand our product line and allow us to compete in this very large radio test set market.

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

In November 2014, the Company entered into a loan agreement with a bank for $1,200,000. The proceeds from the loan were used to pay off the remaining balance of the loan with BCA Mezzanine Fund L.P. (“BCA”) in the amount of $1,153,109, including accrued interest of $4,467.  The term of the loan is for 3 years and expires in November, 2017. Monthly payments are at $36,551 including interest at 6%.

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

Results of Operations

Sales

For the three months ended December 31, 2015, sales increased $940,768 (18.7%) to $5,970,865 as compared to $5,030,097 for the three months ended December 31, 2014.

Avionics government sales increased $1,203,296 (27.0%) to $5,658,695 for the three months ended December 31, 2015 as compared to $4,455,399 for the three months ended December 31, 2014. The increase in revenues is mostly attributed to the increase in shipments of the AN/USM-708 test set, TS-4530A SETS and the AN/ARM-206 test set associated with the Company’s three major programs. Commercial sales decreased $262,528(45.7%) to $312,170 for the three months ended December 31, 2015 as compared to $574,698 for the three months ended December 31, 2014. This decrease is attributed to lower sales of the TR-220 as well as lower sales for calibration and repairs and spare parts.

For the nine months ended December 31, 2015, sales increased $6,888,327 (58.6%) to $18,635,174 as compared to $11,746,847 for the nine months ended December 31, 2014.

Avionics government sales increased $7,245,916 (74.2%) to $17,248,766 for the nine months ended December 31, 2015 as compared to $10,002,850 for the nine months ended December 31, 2014. The increase in revenues is mostly attributed to the increase in shipments of the AN/USM-708 test set, TS-4530A KITS and SETS and the AN/ARM-206 test set associated with the Company’s three major programs. Commercial sales decreased $357,589 (20.5%) to $1,386,408 for the nine months ended December 31, 2015 as compared to $1,743,997 for the nine months ended December 31, 2014. This decrease is attributed to lower sales of the TR-220 as well as lower sales for calibration and repairs and spare parts.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations (continued)

Gross Margin

Gross margin increased $488,970 (31.6%) and $2,558,170 (72.4%) to $2,034,757 and $6,093,518, respectively, for the three and nine months ended December 31, 2015 as compared to $1,545,787 and $3,535,348, respectively, for the three and nine months ended December 30, 2014. This increase is mostly attributed to the increase in volume of sales, especially for the CRAFT, TS-4530A and ITATS programs. Gross margin was also favorably impacted by the increase in selling prices for the CRAFT program for the new orders. The gross margin percentage for the three months ended December 30, 2015 was 34.1%, as compared to 30.7% for the three months ended December 31, 2014. The gross margin percentage for the nine months ended December 31, 2015 was 32.7%, as compared to 30.1% for the nine months ended December 31, 2014.

Operating Expenses

Selling, general and administrative expenses decreased $57,338 (6.9%) to $767,923 for the three months ended December 31, 2015, as compared to $825,261 for the three months ended December 31, 2014. This decrease was primarily attributed to a favorable settlement of an accrued liability and slightly lower litigation expenses mostly offset by higher accrued bonus compensation, salaries and related expenses, commissions and consulting fees. Legal expenses associated with the Aeroflex litigation were $150,289 for the three months ended December 31, 2015 as compared to $180,755 for the same period last year.

Selling, general and administrative expenses increased $152,999 (6.5%) to $2,517,487 for the nine months ended December 31, 2015, as compared to $2,364,488 for the nine months ended December 31, 2014.This increase was primarily attributed to higher accrued bonus compensation, commissions, salaries and related expenses and consulting fees offset partially by favorable settlement of an accrued liability, and lower litigation expenses and professional fees. Legal expenses associated with the Aeroflex litigation were $328,441 for the nine months ended December 31, 2015 as compared to $401,279 for the same period last year.

Engineering, research and development expenses increased $46,781 (9.5%) and $947 to $541,502 and $1,477,290, respectively for the three and nine months ended December 31, 2015 as compared to $494,721 and $1,476,343, respectively, for the three and nine months ended December 31, 2014. While the Company has completed development on its major programs, research and development resources have now been focused on new product development, sustaining engineering and enhancements to existing products. The Company continues to invest in new products and introduced a new commercial Nav/Comm test set earlier this year. We are making some modifications to this unit based on customer feedback and already have received orders for this new unit. This is a large and important market segment for the Company, and we are optimistic that this new product will help us regain market share in this segment. We are also taking advantage of our CRAFT and TS-4530A technology to develop smaller hand-held products in the 12 months, which will broaden our product line for both commercial and military applications. We have added additional personnel to research and development activities to accelerate our time to market.

Income (Loss) From Operations

As a result of the above, the Company recorded income from operations of $725,332 and $2,098,741, respectively, for the three and nine months ended December 31, 2015, as compared to income from operations of $225,805 for the three months ended December 31, 2014 and a loss from operations of $305,483 for the nine months ended December 31, 2014.

Other Income (Expense), Net

For the three months ended December 31, 2015, total other expense was $271,795 as compared to other expense of $217,930 for the three months ended December 31, 2014. This increase is primarily due to the non-cash loss of $246,751 on the change in the valuation of common stock warrants for the three months ended December 31, 2015 as compared to a gain of $37,330 in the valuation of common stock warrants in same period in the prior year. Interest expense declined as a result of the lower interest rate on the new loan and the lower outstanding loan balance. Amortization of deferred financing charges and debt discount were lower as a result of the repayment of the loan with BCA, as these remaining expenses were recorded as a loss on the extinguishment of debt for the three months ended December 31, 2014.

For the nine months ended December 31, 2015, total other expense was $780,807 as compared to other expense of $558,972 for the nine months ended December 31, 2014. This change is primarily due to the non-cash loss of $697,579 on the change in the valuation of common stock warrants for the nine months ended December 31, 2015 as compared to a loss of $68,750 in the valuation of common stock warrants in same period in the prior year. Interest expense declined as a result of the lower interest rate on the new loan and the lower outstanding loan balance. Amortization of deferred financing charges and debt discount were lower as a result of the repayment of the loan with BCA, as these remaining expenses were recorded as a loss on the extinguishment of debt for the nine month ended December 31, 2014.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations (continued)

Income (Loss) before Income Taxes

As a result of the above, the Company recorded income before taxes of $453,537 and $1,317,934, respectively, for the three and nine months ended December 31, 2015 as compared to income before taxes of $7,875 for the three months ended December 31, 2014 and a loss before income taxes of $864,455 for the nine months ended December 31, 2014.

Income Tax Provision/Benefit

For the three and nine months ended December 31, 2015, the Company recorded income tax provisions of $226,951 and $612,816, respectively, as compared to income tax provision of $28,819 for the three months ended December 31, 2014 and an income tax benefit of $211,311 for the nine months ended December 31, 2014. The Company recorded a provision for income taxes as a result of the Company recording a profit before taxes. It should be noted that as a result of the Company’s net operating loss carryforwards, it will not be paying significant taxes this year, and, as such, the provision for taxes represents a reduction of our deferred tax asset and not a liability to pay taxes.

Net Income (Loss)

As a result of the above, the Company recorded net income of $226,586 and $705,118, respectively, for the three and nine months ended December 31, 2015 as compared to net losses of $20,944 and $653,144 for the three and nine months ended December 31, 2014.

Liquidity and Capital Resources

At December 31, 2015, the Company had net working capital of $4,193,678 as compared to $2,599,117 at March 31, 2015. This change is primarily the result of the increase in cash and inventories and the large decrease in accounts payable and accrued liabilities partially offset by the decrease in accounts receivable.

During the nine months ended December 31, 2015, the Company’s cash balance increased by $443,121 to $629,053.  The Company’s principal sources and uses of funds were as follows:

Cash provided by operating activities. For the nine months ended December 31, 2015, the Company provided $978,447 in cash for operations as compared to providing $473,862 in cash for operations for the nine months ended December 31, 2014.  This increase in cash from operations is the result of the improvement in income from operations, lower payments of progress billings offset partially by an increase in accounts receivable and decrease in accounts payable and accrued expenses as well as a decrease in the Company’s deferred tax asset.

Cash used in investing activities.  For the nine months ended December 31, 2015, the Company used $45,041 of its cash for investing activities, as compared to $8,541 for the nine months ended December 31, 2014 as a result of an increase in the purchase of capital equipment.

Cash used in financing activities. For the nine months ended December 31, 2015, the Company used $490,285 in financing activities as compared to using $365,448 for the nine months ended December 31, 2014 as a result of lower capital lease obligations. The Company paid down $205,000 of its notes to related parties. Repayments of long-term debt decreased as a result of the refinancing with Bank of America in November 2014.

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

There was no significant impact on the Company’s operations as a result of inflation for the nine months ended December 31, 2015.

These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2015, filed with the SEC on June 25, 2015 (the “Annual Report”).

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Off-Balance Sheet Arrangements

As of December 31, 2015, the Company had no material off-balance sheet arrangements.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company’s equity securities during the quarter ended December 31, 2015 other than those previously reported in a Current Report on Form 8-K.

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

TEL-INSTRUMENT ELECTRONICS CORP.

Date: February 16, 2016	By:	/s/ Jeffrey C. O’Hara
Name: Jeffrey C. O’Hara
Title: Chief Executive Officer Principal Executive Officer

Date: February 16, 2016	By:	/s/ Joseph P. Macaluso
Name: Joseph P. Macaluso
Title: Principal Financial Officer Principal Accounting Officer