Form 10-K
period 2016-03-31
TEL INSTRUMENT ELECTRONICS CORP
filed 2016-06-29
CIK 96885

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the fiscal year ended March 31, 2016

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

Large accelerated filer ☐    Accelerated filer ☐      Non-accelerated filer ☐       Smaller reporting company ☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Act).  Yes ☐ No ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates on September 30, 2015 (the last business day of our most recently completed second fiscal quarter) was $7,881,206 based on the closing price of $4.65 on September 30, 2015.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 3,255,887 shares of common stock, par value $0.10 per share, were outstanding as of June 23, 2016.

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

The Company has become a major manufacturer and supplier of Identification Friend or Foe (“IFF”) flight line test equipment. The Company has been awarded two major contracts from both the U.S. Navy and the U.S. Army for IFF flight line test equipment (see below). The products under these contracts represent cutting edge technology and, together with derivative products, should provide Tel with a competitive advantage for years to come. Revenues from these programs will be the foundation for our profitability.

It is important that we capture the major share of the large international IFF market which should generate substantial revenues starting in the 2018 fiscal year timeframe. We believe that we are well positioned as our CRAFT and TS-4530A flight-line test sets have been endorsed by the U.S. military and we have already delivered test sets into 18 international markets. The commercial avionics industry is undergoing a great deal of change and we believe our new hand-held products that we are planning to introduce within the next 12 months will generate increased market share at very attractive gross margin levels. We are also working closely with our military customers on new potential market opportunities that will be needed to maintain our sales and profitability.

Tel believes it has built a solid infrastructure to support its business, and the outlook for the Company to be positive as a result of its improved financial position, core technologies, and customer relations.

We continue to evaluate other attractive potential market opportunities.

Communications/Navigation (COMM/NAV) Radio Frequency (RF) Avionics Flight line Tester”) (“CRAFT”) (AN/USM-708 and AN/USM-719) with the U.S. Navy

The AN/USM-708, the basic CRAFT test set, is a key product for the Company as it represents a new generation technology product. The AN/USM-708 and AN/USM-719 (IFF only) contract was competitively awarded to the Company by the United States Navy. The AN/USM-708 CRAFT unit combines advanced IFF (including Mode 5 encryption technology) navigation, communication, and sonobuoy test capabilities in a portable test set, which will utilize a flexible and expandable digital-signal-processing-based architecture. Both the AN/USM-708 and the AN/USM-719 have been certified by the AIMS Program Office. This program represented the culmination of a multi-year, multi-million dollar investment by the Company in Mode 5 technology and may provide a significant competitive advantage in the years to come. Management believes that the CRAFT program also has significant potential for sales into the balance of the U.S. Military, NATO, and internationally, as the new Mode 5 IFF systems are installed in overseas aircraft platforms. The Joint Strike Fighter (“JSF”) program by itself is expected to generate significant CRAFT orders as this program continues to ramp up limited rate production.

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

Item 1.         Business (continued)

General (continued)

Communications/Navigation (COMM/NAV) Radio Frequency (RF) Avionics Flight line Tester”) (“CRAFT”) (AN/USM-708 and AN/USM-719) with the U.S. Navy (continued)

The initial contract was for 1,200 test sets with a contract value of approximately $31 million.  The Company has received orders for all 1,200 test sets, as well as approximately $4.7 million for testing, documentation and qualification units.  In October 2013, the Company received an additional award for CRAFT products with a maximum value of $9.5 million. This new contract is in support of the U.S. Navy, U.S. Marine Corps, U.S. Army and various Foreign Military Sales customers under the Foreign Military Sales program. The Company has received orders totaling approximately $9.2 million under this new contract. This brings the total contract value and orders received to over $40 million.

The Company has received orders from Lockheed Martin for the AN/USM-708 units, totalling approximately $4.4 million. These units are to be used on the JSF F-35 Program. The Company also receives orders from other customers for this product.

As of March 31, 2016, the Company had open orders for AN/USM-708 and AN/USM-719 for 90 test sets, totaling approximately $3 million.  This does not include the 36 unit $1.3 million order from the U.S. Special Forces or other Navy orders received after March 31, 2016.

TS-4530A IFF test set with the U.S. Army Aviation and Missile Command

In February 2009, the Company was awarded a firm fixed price indefinite-delivery/indefinite-quantity (“IDIQ”) contract by the U.S. Army Aviation and Missile Command with a maximum dollar value of approximately $44 million, depending on the number of units purchased (see Item 3, Legal Proceedings). The Company’s win of the critical TS-4530A Mode 5 U.S. Army program represented another major event for our future. Management believes that this award, in conjunction with our U.S. Navy CRAFT Mode 5 program, provides Tel with market leadership in the Mode 5 IFF flight-line test business and should provide a significant constant revenue stream going forward. This program takes full advantage of the significant investment that the Company has made in its proprietary Mode 5 technology.

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

The Company has received approximately $26.9 million in delivery orders on the TS-4530A program out of a maximum contract value of approximately $44 million. The Company received a full production release for the kits, and commenced shipment of these kits in July 2014. The U.S. Army has ordered about 50% of the maximum quantity of sets, so any additional U.S. Army kit or set orders would be at higher commercial prices. In August 2015, we received the full rate production release for the TS-4530A SETS from the U.S. Army. The Company continues to explore opportunities for this product in both the domestic and international markets and has received 43 orders at a value of $931,680 outside the contract with the U.S. Army.

As of March 31, 2016, the Company has open orders for 74 kits and 538 sets, totaling $6.5 million.

Item 1.         Business (continued)

General (continued)

Intermediate Level TACAN Test Set (“ITATS”) ((AN/ARM-206) with the U.S. Navy)

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

In January 2014, the Company received a $2.14 million contract modification on the ITATS program This contract modification entails the sale of certain intellectual property (“IP”) to the U.S. Navy plus the sale of ancillary test support equipment, and a modest increase in the recurring price to reflect several product enhancements. As part of this contract modification, the Company sold certain IP in the aggregate amount of $1,526,795 of which $1,200,000 of the IP sale proceeds was paid to the Company’s subcontractor on this program. As part of this agreement with the Company’s subcontractor, upon payment of the $1,200,000, the outstanding amount due to the subcontractor in the amount of $790,535 was discharged. The Company also received $117,095 for engineering enhancements for this program. The sale of the IP for the ITATS program should have no impact on sales of these units to the U.S. Navy or other customers. As of March 31, 2016, the Company has open orders for 14 units, totaling $787,000, including enhancements.

We also continue to market this unit to other domestic and international customers and have received interest in this test set from both the U.S. Air Force and various international customers.

Legacy Products

The Company continues to ship its legacy products, including a redesign of our DME-P bench test set which is sold exclusively in Europe. TIC has also responded to a five year Indefinite-Delivery, Indefinite-Quantity (“IDIQ”) solicitation from the U.S. Army for additional T-47NH units which we hope to receive in calendar year 2016.

The Company’s legacy products include:

Commercial

The TR-220 Test Set, which provides test capability for Traffic and Collision Avoidance Systems (TCAS), Distance Measuring Equipment (DME) and Transponders (Modes A, C, and S). The TR-220 features state-of-the-art design technology.  Microprocessor control results in easy-to-use operation that requires minimum amounts of training. Setup menu allows storage of various test parameters to facilitate quick recall of test conditions.

The T-30D Ramp Test Set, which is an easy to use and rugged Test Set designed to fully test VOR/GS/LOC & MB equipment. With fully variable signals, the operator can test and verify a wide range of navigation equipment. The built in battery and charging unit makes it easy to maintain and its all-weather, rugged design allows it to be utilized in any environment.

Item 1.         Business (continued)

General (continued)

Military

The TR-420 (Multi-function including Mode 5) Ramp Test Set is the next generation of avionics support equipment. The TR-420 is a battery powered portable unit used to test the operation of Transponders and Interrogators including: IFF (with Mode 5) Mode S Transponders, EHS, and ADS-B. TACAN/DME, ADS-B Transmit/Receive and TCAS testing functionality are also offered as part of the standard test set capability. Tests of both Transponders and Interrogators can be performed by using the TR-420 hand held antenna to radiate to and from the unit-under-test (UUT) or by directly connecting to the UUT antenna port. The TR-420 employs a user interface with a large 5.7 in. color LCD screen and surrounding soft-keys. This allows for easy and quick access to a multiple of test screens, menus and display options.

The T-47NC and T-47NH Multifunction Ramp Test Set is a battery powered portable unit used to test the operation of Transponders and Interrogators including: Mode S Transponders, TCAS Interrogators, and TACAN/DME equipment that are installed in aircraft and other vehicles. Tests of both Transponders and Interrogators can be performed by using the T-47NC/NH directional antenna to radiate to and from the unit-under-test (UUT) or by directly connecting to the UUT antenna port. The T-47N provides test capability for Mode S Elementary and Enhanced Surveillance.  The T-47N can receive and display information contained in Mode S DF-17 Extended Squitter (ADS-B). The T-47NC/NH is self-contained comprising of a built-in battery charger, and all accessories are neatly stored within the removable cover. An easy to understand front panel interface controlled by the use of toggle switches with an easy to read display makes use simple and requires little or no training. The supplied directional antenna with an active LED and optical sight is used for both interrogator and transponder testing. The battery is installed and removable through the front panel.  Utilize a KIR/KIT computer module or interchange it with a KIV-6 module which fits neatly in the provided bay.

The T-47G Multi-Function Ramp Test Set, with EHS, is a battery powered portable unit used to test Interrogators, Transponders including Mode S and IFF, TACAN/DME, and TCAS equipment which are installed in aircraft and other vehicles. Tests of both Transponders and Interrogators can be performed by using the supplied Directional Antenna to radiate signals to or from the Unit under Test (UUT), or by directly connecting to the UUT antenna port. The T-47G is completely self-contained comprising of a built-in battery charger and all accessories stored with in the removable cover. An easy to understand and operate front panel interface, controlled by the use of toggle switches, and an easy to read display, makes use simple and requires little or no training. The Directional Antenna with an active LED display and optical sight is used for both Interrogator and Transponder testing. The battery is installed and removable through the front panel.

The TR-100AF is an easy to operate and rugged ramp test set used to verify airborne TACAN equipment. This test set has full selectability of bearing, range, frequency, and velocity to custom program TACAN test scenarios. The test set has a built-in battery charger with front panel access as well as direct connect capabilities for accurate measurements of power and frequency.

The AN/APM-480A Transponder, Interrogator, TCAS Test Set provides unsurpassed reliability, accurate testing of airborne Transponders, Interrogators, and TCAS systems. Proven "In the Field" ruggedness, an easy to use operator interface and displayed results will provide the operator with unrivaled capability and results.

New Products

TIC continues to invest in new products and recently introduced the TR-36, a new commercial Nav/Comm test set. We are making some modifications to this unit based on customer feedback and have delivered some prototype units to domestic and international customers and are in the process of making some enhancements The commercial market is a large and important market segment for TIC and we are optimistic that this new product will help us regain a significant market share in this segment. We are also planning to take our CRAFT and TS-4530A technology and introduce smaller hand-held products in the 12 months, which will broaden our product line for both commercial and military applications. With the recent acquisition of Aeroflex, our primary competitor, by Cobham (a U.K. company), TIC is now the only domestic and small business supplier of avionic test equipment in our existing market segments.

Item 1.         Business (continued)

General (continued)

New Products (continued)

The TR-36 NAV/COMM/ELT/EPIRB Test Set is the Company’s latest offering. Updated to the latest in hardware and software the TR-36 can easily provide comprehensive ramp testing in an user-friendly, light weight high-precision instrument for rapid functional testing of VOR, LOC/GS, MB, and VHF COMM (AM/FM), ELT and EPIRB avionic equipment all in a weather proof package with color display. Tel is known for our intuitive and innovative user interface, but now updated to include ELT, EPIRB and SECAL. The TR-36 has long battery life, a rugged and light weight package and an easy to see and use color front screen. The TR-36 packs all of the latest features with excellent reliability, performance and resolution of all measured or transmitted parameters.

The T-47/M5 (TIC’s newest test set) has capabilities that allow full testing, simulation and analysis of the following systems: Interrogator/Transponder Test set for Modes 1, 2, 3A, C, S, EHS, ADS-B TX and RX (compliant) with 4 and Mode 5, TCAS I, II and E-TCAS. Comprehensive testing of TACAN Receiver Transmitters in A/A, G/A, and A/A BCN.  Direct Connect and over the Air options. Utilizing the KIV-77 Crypto appliqué (not included) for Mode 4 & Mode 5 testing and built in USB connection available for remote diagnostic testing and download of test results to a PC.  This test set will also be available in kit form as a Mode 5 upgrade to our large base of installed Mode 4 1FF test sets. Test set features include:

• Comprehensive Interrogator and Transponder tests Modes 1, 2, 3A, C, S, EHS, Mode 4 and Mode 5;
• Full TACAN testing of A/A, G/A and A/A BCN on all 252 TACAN channels X and Y;
• TCAS I, TCAS II and E-TCAS airborne systems intruder simulations;
• Modes 4 and 5 testing with a built in powered bay for the KIV-77 Crypto Appliqué;
• Full Testing of ADS-B in compliance with RTCA DO-260 A and B requirements;
• Light Weight compact package in a MILSPEC Class 1 Container;
• Long Lasting Battery;
• Supports Remote Client testing utilizing USB connection to any laptop or desktop computer;
• Large Full Color Display with User Friendly easy to navigate interface.

Future Prospects
The Company has built a very solid position in the Mode 5 IFF and TACAN test set market. We believe that we are well positioned as our CRAFT and TS-4530A flight-line test sets have been endorsed by the U.S. military and we have already delivered test sets into 18 international markets. The commercial avionics industry is undergoing a great deal of change, and we believe our new hand-held products, that we are planning to introduce in twelve months, will generate increased market share at very attractive gross margin levels. We are also working closely with our military customers on new potential market opportunities that will be needed to maintain our sales and profitability growth.

During fiscal 2016, the Company received the following significant orders for our legacy products:

•	$277,000 from India for T-47G and our new TR-36 Test Sets;

•	$102,200 from a U.S. Company for our TR-100AF Test Sets;

•	$245,000 from Italy for upgrades to its Precision DME Test Sets;

•	$212,000 from our commercial U.S. distributor for TR-220 Test Sets.

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

The civilian market for avionic test equipment is dominated by two designers and manufacturers, the Company and Aeroflex, Inc., a division of Cobham (a U.K. company), (“Aeroflex”), with Aeroflex being substantially larger than Tel.  This market is relatively narrow and highly competitive.  Tel has been successful because of its high quality, new technology, user friendly products and competitive prices.

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

Over the last ten years, the Company has won several large, competitively bid contracts from the military and has become the primary supplier for the U.S. Military, as well as the NATO countries, of flight line IFF test equipment. The CRAFT AN/USM-708, CRAFT AN/USM-719,TS-4530A, and TR-47M5 programs, discussed previously, involve a new generation of technology, including the next generation of IFF testing, and is expected to enable the Company to continue to be a major supplier of avionics test equipment to the military for years to come. Tel believes its new technology will also allow it to increase sales to the commercial, avionics market in the future and expand into the very large secure communication test market.

Marketing and Distribution

Domestic commercial sales are made throughout the U.S. to commercial airlines and general aviation businesses directly or through distributors. No direct commercial customer accounted for more than 10% of commercial sales in fiscal years 2016 and 2015.  Domestic distributors receive a 15%-20% discount for stocking, selling, and, in some cases, providing product calibration and repairs. Tel gives a 5% to 15% discount to non-stocking distributors, and to independent sales representatives, depending on their sales volume and promotional effort.  The loss of any one of these distributors would not have a material adverse effect on the Company or its operations. Commercial sales represented 7% and 12% of total sales, respectively, for the fiscal years ended March 31, 2016 and 2015. A commercial distributor represented more than 21% and 22%, respectively, of commercial sales during fiscal years 2016 and 2015.

Marketing to the U.S. Government is made directly by employees of the Company or through independent sales representatives, who receive similar commissions to the commercial distributors. For the years ended March 31, 2016 and 2015, sales to the U.S. Government, including shipments through the government’s logistics centers, represented approximately 79% and 77%, respectively, of avionics sales. No other government customer represented over 10% of government sales for fiscal years 2016 and 2015.

International sales are made throughout the world to government and commercial customers, directly through American export agents, or through the Company’s overseas distributors at a discount reflecting a 20% to 22% selling commission, under written or oral, year-to-year arrangements. The Company has an exclusive distribution agreement with Muirhead Avionics and Accessories, Ltd (“Muirhead”), based in the United Kingdom, to represent the Company in parts of Europe, and with Victory Aerospace in Australia and New Zealand.  Tel also sells its products through exclusive distributors in Spain, Portugal, and the Far East and is exploring distribution in other areas.  For the years ended March 31, 2016 and 2015, total international sales were 8% and 10%, respectively, of sales. Additionally, the Company has an agreement with M.P.G. Instruments s.r.l., based in Italy, wherein this distributor has the exclusive sales rights for DME/P ramp and bench test units. The Company continues to explore additional marketing opportunities in other parts of the world, including the Far East. No international distributor accounted for more than 10% of total sales for the fiscal years ended March 31, 2016 and 2015. The Company has no material assets overseas.

Item 1.         Business (continued)

General (continued)

Marketing and Distribution (continued)

Tel also provides customers with calibration and repair services. Repairs and calibrations accounted for 4% and 5% of sales for the years ended March 31, 2016 and 2015, respectively.

Future domestic market growth, if any, will be affected in part by whether the U.S. Federal Aviation Administration (“FAA”) implements additional plans to upgrade the U.S. air traffic control system regulations and by continuing recent industry trends towards more sophisticated avionics systems, both of which would require the design and manufacture of new test equipment. The major development in the commercial marketplace is the ADS-B requirement for all aircraft after January 1, 2020.  TIC’s new products will address this testing requirement. Military contracts are awarded and implemented by extensive government regulation. The Company believes its test equipment is recognized by its customers for its quality, durability, reliability, affordability, and by its advanced technology.

Backlog

Set forth below is Tel’s avionics backlog at March 31, 2016 and 2015:

	Commercial	Government	Total

March 31, 2016	$221,453	$11,410,210	$11,631,663
March 31, 2015	$450,497	$28,289,279	$28,739,776

Tel believes that most of its backlog at March 31, 2016 will be delivered during the next 12-18 months. The backlog is pursuant to purchase orders, and all of the government contracts are fully funded.  However, government contracts are always susceptible to termination for convenience by the government. Historically, the Company obtains orders which are required to be filled in less than 12 months, and therefore, these anticipated orders are not reflected in the backlog.

Suppliers

Tel obtains its purchased parts from a number of suppliers.  These materials are standard in the industry, and the Company foresees no difficulty in obtaining purchased parts, as needed, at acceptable prices.

Patents and Environmental Laws

Tel has no patents or licenses which are material to its business, and there are no material costs incurred to comply with environmental laws.

Engineering, Research, and Development

In the fiscal years ended March 31, 2016 and 2015, Tel spent $2,038,126 and $1,961,275, respectively, on the engineering, research, and development of new and improved products.  None of these amounts were sponsored by customers. Engineering, research, and development expenditures in fiscal year 2016 were made primarily for the     TR-36, a new commercial navigation/communication test set, the T47-M5 test set, development of smaller hand-held products utilizing CRAFT and TS-4530A technology, continuing engineering for the CRAFT and TS-4530A programs, and the incorporation of other product enhancements in existing designs as well as an upgrade of our T-760 Precision DME (Distance Measuring Equipment) Test Set. The Company owns all of these designs with the exception of the AN/ARM-206 product.

Tel's management believes that continued significant expenditures for engineering, research, and development are necessary to enable Tel to expand its products, sales, and profits, and to remain competitive.

Personnel

At June 11, 2016, Tel had forty full-time employees in manufacturing, materials management, and quality assurance, eleven in administration and sales, including customer services and product support, and fourteen in engineering, research and development, none of whom belongs to a union. From time to time, the Company also employs independent contractors to support its manufacturing, engineering, and sales organizations. At June 11, 2016, the Company utilized one independent contractor in manufacturing for assembly and test, and one in sales and in program management. Tel has been successful in attracting skilled and experienced management, sales and engineering personnel.

Item 1.         Business (continued)

General (continued)

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

Item 1B.       Unresolved Staff Comments

Not Applicable.

Item 2.          Properties

The Company leases its general office and manufacturing facility in East Rutherford, NJ (approximately 27,000 square feet) under an operating lease agreement which expires July 31, 2016. The lease is for a five year period, beginning August 1, 2011, with a five year option in a one-story facility. In June 2016, the Company extended the lease term for another five years until August 2021. We believe that our facilities are adequate for our needs for the foreseeable future. Under terms of the lease, the Company is also responsible for its proportionate share of the additional rent to include all real estate taxes, insurance, snow removal, landscaping and other building charges. The Company is also responsible for the utility costs for the premises.  Tel is unaware of any environmental problems in connection with its location and because of the nature of its manufacturing activities, does not anticipate such problems.

The Company also leases a small office in Lawrence, Kansas under an operating lease agreement which expires June 30, 2017.

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

Item 3.          Legal Proceedings (continued)

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

On May 23, 2016, the Company filed a motion for summary judgment based on Aeroflex’s lack of jurisdictional standing to bring the case. The motion asserts that Aeroflex does not own the intellectual property at issue since it is a bare licensee of Northrop Grumman. Northrop Grumman has declined to join this suit as plaintiff. Aeroflex lacks standing to sue alone. Also, the motion raises the fact that in December 2011 Aeroflex allowed the license to expire, so that Aeroflex’s claims are either moot or it lacks standing to sue for damages allegedly accruing after the license ended. Tel believes we have a solid legal position and it is expected that this action will be heard in the September 2016 timeframe.  The June 2, 2016 Amended Supplemental Modified Scheduling Order has the trial date set for February 13, 2017 and is estimated to last three weeks, but this date may be subject to postponement. The Company is optimistic as to the outcome of this litigation. However, the outcome of any litigation is unpredictable and an adverse decision in this matter could have a material adverse effect on our financial condition, results of operations or liquidity.

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

PART II

Item 5.         Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

a) Market Information

The common stock, $0.10 par value per share, of the registrant (“Common Stock”) is traded on the NYSE - MKT under the symbol “TIK”.  The following table sets forth the high and low per share sale prices for our Common Stock for the periods indicated as reported for fiscal years 2016 and 2015 by the NYSE - MKT:

Fiscal Year
Ended March 31,
2016	High	Low
First Quarter	$6.35	$4.87
Second Quarter	5.27	3.98
Third Quarter	5.52	4.60
Fourth Quarter	4.76	3.70
2015
First Quarter	$5.60	$4.40
Second Quarter	5.78	4.99
Third Quarter	5.38	4.34
Fourth Quarter	6.55	4.30

b) Holders

The Company has approximately 197 holders of its Common Stock as of June 18, 2016. This figure does not take into account those shareholders whose certificates are held in the name of broker-dealers or other nominees.

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

d) Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of March 31, 2016 regarding compensation plans under which equity securities of the Company are authorized for issuance.

Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of options remaining available for future issuance under Equity Compensation Plans
Equity Compensation Plans approved by shareholders	85,000	$5.33	--
Equity Compensation Plans not approved by shareholders	--	--	--
Total	85,000	$5.33	--

See “Equity Compensation Plan Information” under Item 12 below.

Item 5.         Market for Registrant's Common Stock and Related Stockholder Matters (continued)

Rule 10B-18 Transactions

During the year ended March 31, 2016, there were no repurchases of the Company’s Common Stock by the Company.

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

Overview

The Company has built a very solid position in the Mode 5 IFF and TACAN test set market, and its existing contracts as well as the introduction of new products should result in strong revenues and improved profitability through fiscal year 2017. Our gross margin percentage is expected to remain well below our historical 50% average for the next year as most of the TS-4530A and ITATS products were both bid competitively at tight margins. Revenues will benefit from the start of TS-4530A SET production, but TS-4530A KITS production as well as the ITATS program are expected to be completed by the middle of the 2016 calendar year. Going forward, it is important that TIC capture the majority share of the large IFF international market which should generate revenues starting in the 2018 fiscal year timeframe. We believe that we are well positioned as our CRAFT and TS-4530A flight-line test sets have been endorsed by the U.S. military and we have already delivered test sets into 18 international markets. Tel is starting to see a pick-up in international activity based on the January 1, 2020 deadline for Mode 5 compliance.  The commercial avionics industry is undergoing a great deal of change, and we believe our new hand-held products that we are planning to introduce by the end of calendar year 2016 will generate increased market share at very attractive gross margin levels. We are also working closely with our military customers on new potential market opportunities that will be needed to maintain our sales and profitability growth.

The Company showed significantly improved operating results for fiscal year 2016. All three major programs shipped at a consistent rate. Our military legacy business continued to be consistent, but commercial sales remain weak. In August 2015, we received the Full Rate Production Release for the TS-4530A SETS from the U.S. Army. The backlog at March 31, 2016 was approximately $11.6 million as compared to $28.7 million a year ago. The revenue increase in fiscal year 2016 enhanced the Company’s liquidity position, thereby enabling the Company to pursue opportunities worldwide and increase our new product development efforts.

Fiscal year 2016 highlights:

•	Revenues increased 36% in fiscal year 2016 as compared to fiscal year 2015.

•	Income from operations increased to $2.6 million for fiscal year 2016 as compared to $330k in fiscal year 2015.

Item 7.          Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview (continued)

Fiscal year 2016 highlights (continued):

•	$1.4 million improvement in net working capital to a $4.0 million since March 31, 2015.

•
Net income was $1,004,153 for the year ended March 31, 2016 as compared to a net loss of $280,440 for year ended March 31, 2015. Net income for fiscal year 2016 was negatively impacted by the change in the fair value of the warrants in the amount of $617,241 as compared to $164,653 in fiscal year 2015.

•
The Company received orders for an additional 61 CRAFT test sets from Lockheed Martin in the amount of $2.2 million. These units are to be used on the Joint Strike Fighter program (“JSF”) program. This brings total CRAFT orders for this program to $4.4 million.

•
Introduction of the TR-36 Navigation/Communication Test Set (the “TR-36”), representing our first new product introduction into the commercial market for the last 10 years. The TR-36 provides comprehensive ramp testing in a user-friendly, light weight high-precision instrument for rapid functional testing of VOR, LOC/GS, MB, and VHF COMM (AM/FM), ELT and EPIRB avionic equipment all in a weather proof package with color display. We believe this product will be very competitive in this market.

•
Investment in new lightweight, hand held test set design for commercial and military customers that we expect to expand our product line and allow us to compete in this very large radio test set market.

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

Based on existing backlog and recurring orders, existing cash and the credit line from Bank of America, the Company believes that it will have adequate liquidity, and backlog to fund operating plans for at least the next twelve months.  Currently, the Company has no material future capital expenditure requirements. However, there can be no assurances that the Company will achieve revenue and profitability goals or will not require additional financing.

Results of Operations 2016 Compared to 2015

Sales

For the year ended March 31, 2016 sales increased $6,608,853 (36.3%) to $24,804,825 as compared to $18,195,972 for the year ended March 31, 2015.

Avionics government sales increased $7,084,484 (44.5%) to $23,011,016 for the year ended March 31, 2016 as compared to $15,926,532 for the year ended March 31, 2015. The increase in revenues is mostly attributed to the increase in shipments of the AN/USM-708 test set, TS-4530A KITS and SETS and the AN/ARM-206 test set associated with the Company’s three major programs. Commercial sales decreased $475,631 (21.0%) to $1,793,809 for the year ended March 31, 2016 as compared to $2,269,440 for the year ended March 31, 2015. This decrease is attributed to lower sales of the TR-220 as well as lower sales for calibration and repairs and spare parts.

Gross Margin

Gross margin increased $2,544,898 (46.8%) to $7,985,590 for the year ended March 31, 2016 as compared to $5,440,692 for the year ended March 31, 2015. This increase is mostly attributed to the increase in volume of sales, especially for the CRAFT, TS-4530A and ITATS programs. Gross margin was also favorably impacted by the increase in selling prices for the CRAFT program for the new orders. The gross margin percentage for the year ended March 31, 2016 was 32.2%, as compared to 29.9% for the year ended March 31, 2015.

 Item 7.         Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations 2016 Compared to 2015 (continued)

Operating Expenses

Selling, general and administrative expenses increased $218,513 (6.9%) to $3,367,544 for the year ended March 31, 2016 as compared to $3,149,031 for the year ended March 31, 2015.This increase was primarily attributed to higher accrued bonus compensation,  salaries and related expenses and consulting fees offset partially by favorable settlement of an accrued liability, and lower litigation expenses and professional fees. Legal expenses associated with the Aeroflex litigation were $448,379 for the year ended March 31, 2016 as compared to $524,837 for the same period last year.

Engineering, research and development expenses increased $76,851 (3.9%) to $2,038,126 for the year ended March 31, 2016 as compared to $1,961,275 for the year ended March 31, 2015. While the Company has completed development on its major programs, research and development resources have now been focused on new product development, sustaining engineering and enhancements to existing products. The Company continues to invest in new products and introduced a new commercial Nav/Comm test set earlier this year. This is a large and important market segment for the Company, and we are optimistic that this new product will help us regain market share. We are also taking advantage of our CRAFT and TS-4530A technology to develop smaller hand-held products in the next 12 months, which will broaden our product line for both commercial and military applications. We have added additional personnel to research and development activities to accelerate our time to market.

Income from Operations

As a result of the above, the Company recorded income from operations in the amount of $2,579,920 for the fiscal year ended March 31, 2016 as compared to $330,386 for the year ended March 31, 2015.

Other Expense

For the year ended March 31, 2016, total other expense was $723,799 as compared to other expense of $690,198 for the year ended March 31, 2015. This change is primarily due to the loss of $617,241 on the change in the valuation of common stock warrants for the year ended March 31, 2016 as compared to a loss of $164,653 in the valuation of common stock warrants in same period in the prior year. Interest expense declined as a result of the lower interest rate on the new loan and the lower outstanding loan balance. Amortization of deferred financing charges and debt discount were lower as a result of the repayment of the loan with BCA Mezzanine Fund, L.P. (“BCA”), as these remaining expenses were recorded as a loss on the extinguishment of debt for the year ended March 31, 2015.

Income (Loss) before Income Taxes

As a result of the above, the Company recorded a profit before taxes of $1,856,121 for the year ended March 31, 2016 as compared to a loss before taxes of $359,812 for the fiscal year ended March 31, 2015.

Income Taxes

For the year ended March 31, 2016, the Company recorded a provision for income taxes of $851,968 as compared to an income tax benefit in the amount of $79,372 for the year ended March 31, 2015, primarily as a result of the increase in profitability from operations.

Net Income (Loss)

As a result of the above, the Company recorded net income of $1,004,153 for the year ended March 31, 2016 as compared to a net loss in the amount of $280,440 for the year ended March 31, 2015.

 Item 7.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

At March 31, 2016, the Company had net working capital of $4,043,639 as compared to $2,599,117 at March 31, 2015. This change is primarily the result of the increase in net income from operation which resulted in the increase in cash, increase in inventories, and the large decrease in accounts payable and accrued liabilities partially offset by the decrease in accounts receivable.

During the year ended March 31, 2016, the Company’s cash balance increased by $786,701 to $972,633.  The Company’s principal sources and uses of funds were as follows:

Cash provided by operating activities. For the year ended March 31, 2016, the Company provided $1,463,392 in cash from operations as compared to providing $401,298 in cash for operations for the year ended March 31, 2015.  This increase in cash from operations is the result of the improvement in income from operations, lower payments of progress billings offset partially by a decrease in accounts receivable and decrease in accounts payable and accrued expenses.

Cash used in investing activities.  For the year ended March 31, 2016, the Company used $61,306 of its cash for investing activities, as compared to $11,221 for the year ended March 31, 2015 as result of higher purchases of equipment.

Cash used in financing activities. For the year ended March 31, 2016, the Company used $615,385 in financing activities as compared to using $436,263 for the year ended March 31, 2015. This increase in cash used in financing activities is primarily the result of repayment of subordinated notes

In November 2014, the Company entered into loan agreement with a bank for $1,200,000. The proceeds from the loan was used to pay off the remaining balance of the loan with BCA in the amount of $1,153,109, including accrued interest of $4,467.  The term of the loan is for 3 years and expires in November 2017. Monthly payments are at $36,551 including interest at 6%.

On March 21, 2016, the Company entered into a line of credit agreement with Bank of America, which expires March 31, 2017.  The line provides a revolving credit facility with borrowing capacity of up to $500,000. There are no covenants or borrowing base calculations associated with his line of credit. Interest on any outstanding balance is payable monthly at an annual interest rate equal to the LIBOR (London Interbank Offered Rates) Daily Floating plus 3.75 percentage points. The Company’s interest rate was 4.96% at March 31, 2016.   The line is collateralized by substantially all of the assets of the Company.  The Company has not made any borrowings against this line of credit. As of March 31, 2016, the remaining availability under this line is $500,000.

In May 2016, BCA Mezzanine Fund LLP (“BCA”) exercised its “put option” wherein BCA is exercising its right to have the Company purchase the warrants for 236,920 shares from BCA (see Notes 10 and 19 in Notes to Consolidated Financial Statements). As of March 31, 2016, the total estimated value for all warrants was $1,136,203. The amount attributed to BCA was $938,203. However, this amount will be updated based upon more current information as of April 30, 2016. The Company has the option of paying the final amount or providing BCA a note payable for this amount at an interest rate of 14%. The note will be due in one year with no prepayment penalties. The Company is currently evaluating these options. The remaining warrant holder has not exercised their option.

Based on existing backlog and recurring orders, existing cash, and the credit line from Bank of America, the Company believes that it will have adequate liquidity and backlog to fund operating plans for at least the next twelve months.  Currently, the Company has no material future capital expenditure requirements. However, there can be no assurances that the Company will achieve revenue and profitability goals or will not require additional financing. There was no significant impact on the Company’s operations as a result of inflation for the year ended March 31, 2016.

Critical Accounting Policies

In preparing the financial statements and accounting for the underlying transactions and balances, the Company applies its accounting policies as disclosed in Note 2 of our Notes to Consolidated Financial Statements.  The Company’s accounting policies that require a higher degree of judgment and complexity used in the preparation of financial statements include:

Revenue recognition - revenues are recognized at the time of shipment to, or acceptance by the customer, provided title and risk of loss is transferred to the customer as the product price is fixed or determinable, collection of the resulting receivable is probable, evidence of an arrangement exists and product returns are reasonably estimable.  Provisions, when appropriate, are made where the right to return exists.

Item 7.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies (continued)

Revenues for repairs and calibrations of the Company’s products represented 3.7% and 5.4% of sales for the years ended March 31, 2016 and 2015, respectively. These revenues are for units that are periodically returned for annual calibrations and/or for repairs after the warranty period has expired. Revenues on repairs and calibrations are recognized at the time the repaired or calibrated unit is shipped, as it is at this time that the work is completed. The Company’s terms are F.O.B. Plant, and as such, delivery has occurred, and revenue recognized, when picked up and acknowledged by a common carrier.

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

Warranty reserves – warranty reserves are based upon historical rates and specific items that are identifiable and can be estimated at time of sale.  While warranty costs have historically been within our expectations and the provisions established, future warranty costs could be in excess of our warranty reserves.  A significant increase in these costs could adversely affect operating results for the current period and any future periods these additional costs materialize.  Warranty reserves are adjusted from time to time when actual warranty claim experience differs from estimates. For the year ended March 31, 2016 warranty costs were $367,935 as compared to $279,955 for the year ended March 31, 2015 and are included in Cost of Sales in the accompanying statement of operations.

Accounts receivable – the Company performs ongoing credit evaluations of its customers and adjusts credit limits based on customer payment and current credit worthiness, as determined by review of their current credit information.  The Company continuously monitors credits and payments from its customers and maintains provision for estimated credit losses based on its historical experience and any specific customer issues that have been identified. For the year ended March 31, 2016 and 2015 approximately 79% and 77%, respectively, of the Company’s sales were to the U.S. Government. While such credit losses have historically been within our expectation and the provision established, the Company cannot guarantee that it will continue to receive positive results.

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

New Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09 ("Improvements to Employee Share-Based Payment Accounting") which simplifies several aspects of accounting for share-based payment transactions including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The new standard is effective for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years with early adoption permitted. The Company is evaluating the impact that the adoption of this standard will have on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02 ("Leases"), which introduces the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous guidance. The new standard establishes a right-of-use ("ROU") model that requires a lessee to record an ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. The new standard is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years with early adoption permitted. The Company is evaluating the impact that the adoption of this standard will have on the Company’s consolidated financial statements.

In January 2016, the FASB issued ASU No. 2016-01 (ASC Subtopic 825-10), Financial Instruments - Overall Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments in this ASU require entities to measure all investments in equity securities at fair value with changes recognized through net income. This requirement does not apply to investments that qualify for the equity method of accounting, to those that result in consolidation of the investee, or for which the entity meets a practicability exception to fair value measurement. Additionally, the amendments eliminate certain disclosure requirements related to financial instruments measured at amortized cost and add disclosures related to the measurement categories of financial assets and financial liabilities. The amendments in this ASU are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted for only certain portions of the ASU. The Company is in the process of assessing the impact, if any, on its consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, which is an update to Topic 740, "Income Taxes". The update will require that all deferred tax assets and liabilities be classified as non-current. The update is effective for fiscal years, and the interim periods within those years, beginning after December 15, 2016. ASU 2015-17 will have a material impact on the Company's balance sheet, as the deferred tax reported as a current asset will be reported as a non-current asset once the update is effective, resulting in a decrease to the Company's current ratio. As of March 31, 2016, the Company reported $578,507 of deferred tax as a current asset. It will not have any material impact on the Company's results of operations.

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

New Accounting Pronouncements (continued):

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
East Rutherford, New Jersey

We have audited the accompanying consolidated balance sheets of Tel-Instrument Electronics Corp. (the “Company”) as of March 31, 2016 and 2015 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended.   These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tel-Instrument Electronics Corp. and subsidiary as of March 31, 2016 and 2015, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

Woodbridge, New Jersey

June 29, 2016

TEL-INSTRUMENT ELECTRONICS CORP.
Consolidated Balance Sheets

ASSETS	March 31, 2016	March 31, 2015
Current assets:
Cash	$972,633	$185,932
Accounts receivable, net of allowance for doubtful accounts of $7,500 and $24,975, respectively	1,454,361	1,625,171
Inventories, net	4,679,032	4,032,074
Prepaid expenses and other current assets	128,071	286,431
Deferred tax asset	578,507	1,064,395
Total current assets	7,812,604	7,194,003

Equipment and leasehold improvements, net	193,518	270,792
Deferred tax asset – non-current	2,065,126	2,377,583
Other assets	36,871	41,109

Total assets	$10,108,119	$9,883,487

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$418,255	$387,839
Capital lease obligations – current portion	10,232	16,758
Accounts payable	1,686,469	2,811,781
Deferred revenues – current portion	48,766	18,609
Federal and state taxes payable	53,623	-
Accrued expenses - vacation pay, payroll and payroll withholdings	836,589	594,114
Accrued expenses - related parties	213,344	170,348
Accrued expenses – other	501,687	595,437
Total current liabilities	3,768,965	4,594,886

Subordinated notes payable – related parties	25,000	250,000
Capital lease obligations – long-term	20,524	4,561
Long-term debt, net of debt discount	304,560	708,604
Warrant liability	1,136,203	518,962
Deferred revenues – long-term	172,703	133,650
Other long-term liabilities	7,800	33,000

Total liabilities	5,435,755	6,243,663

Commitments and contingencies

Stockholders’ equity
Common stock, 4,000,000 shares authorized, par value $.10 per share, 3,255,887 and 3,256,887 shares issued and outstanding, respectively	325,586	325,686
Additional paid-in capital	8,074,655	8,046,168
Accumulated deficit	(3,727,877)	(4,732,030)

Total stockholders’ equity	4,672,364	3,639,824

Total liabilities and stockholders’ equity	$10,108,119	$9,883,487

The accompanying notes are an integral part of the consolidated financial statements.

TEL-INSTRUMENT ELECTRONICS CORP.
Consolidated Statements of Operations

	For the years ended March 31,
	2016	2015

Net sales	$24,804,825	$18,195,972

Cost of sales	16,819,235	12,755,280

Gross margin	7,985,590	5,440,692

Operating expenses:
Selling, general and administrative	3,367,544	3,149,031
Engineering, research and development	2,038,126	1,961,275

Total operating expenses	5,405,670	5,110,306

Income from operations	2,579,920	330,386

Other income (expense):
Amortization of debt discount	-	(75,308)
Amortization of deferred financing costs	(5,429)	(69,165)
Change in fair value of common stock warrants	(617,241)	(164,653)
Loss on extinguishment of debt	-	(188,102)
Interest expense	(58,133)	(145,658)
Interest expense - related parties	(42,996)	(47,312)

Total other expense	(723,799)	(690,198)

Income (loss) before income taxes	1,856,121	(359,812)

Provision (benefit) for income taxes	851,968	(79,372)

Net income (loss)	$1,004,153	$(280,440)

Basic income (loss) per common share	$0.31	$(0.09)
Diluted income (loss) per common share	$0.31	$(0.09)

Weighted average number of shares outstanding
Basic	3,256,887	3,253,992
Diluted	3,261,153	3,253,992

The accompanying notes are an integral part of the consolidated financial statements.

TEL-INSTRUMENT ELECTRONICS CORP.
Consolidated Statements of Changes in Stockholders’ Equity

	Common Stock		Additional
	# of Shares		Paid-In	Accumulated
	Issued	Amount	Capital	Deficit	Total

Balances at April 1, 2014	3,251,387	$325,136	$7,987,100	$(4,451,590)	$3,860,646

Stock-based compensation	-	-	33,008	-	33,008
Issuance of common stock in connection with the exercise of stock options	5,500	550	26,060	-	26,610
Net loss	-	-	-	(280,440)	(280,440)

Balances at March 31, 2015	3,256,887	$325,686	$8,046,168	$(4,732,030)	$3,639,824

Stock-based compensation	-	-	32,277	-	32,277
Net income	-	-	-	1,004,153	1,004,153
Reversal of shares intended to be issued in connection with the exercise of stock options	(1,000)	(100)	(3,790)	-	(3,890)

Balances at March 31, 2016	3,255,887	$325,586	$8,074,655	$(3,727,877)	$4,672,364

The accompanying notes are an integral part of the consolidated financial statements.

TEL-INSTRUMENT ELECTRONICS CORP.
Consolidated Statements of Cash Flows

	For the years ended March 31,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$1,004,153	$(280,440)
Adjustments to reconcile net (loss) income to net cash (Used in) provided by operating activities:
Deferred income taxes	798,345	(79,372)
Allowance for doubtful accounts	(17,295)	(2,487)
Depreciation and amortization	164,774	177,291
Amortization of debt discount	-	75,308
Amortization of deferred financing costs	5,429	69,165
Change in fair value of common stock warrant	617,241	164,653
Provision for inventory obsolescence	60,713	24,287
Loss on extinguishment of debt	-	188,102
Non-cash stock-based compensation	32,277	33,008
Changes in assets and liabilities:
Decrease in accounts receivable	188,105	472,956
Increase in inventories	(707,671)	(16,959)
Decrease (increase) in prepaid expenses and other assets	153,279	(2,057)
(Decrease) increase in accounts payable	(1,125,312)	521,923
Increase (decrease) in deferred revenues	69,210	(18,843)
Increase in federal and state taxes payable	53,623	-
Increase in accrued payroll, vacation pay & withholdings	242,475	149,876
Decrease in accrued expenses – related party and other	(50,754)	(276,538)
Decrease in progress billings	-	(775,475)
Decrease in other long-term liabilities	(25,200)	(23,100)
Net cash provided by operating activities	1,463,392	401,298

Cash flows from investing activities:
Acquisition of equipment	(61,306)	(11,221)
Net cash used in investing activities	(61,306)	(11,221)

Cash flows from financing activities:
Proceeds from exercise of stock options	-	26,610
Repayment of subordinated notes - related parties	(225,000)	-
Proceeds from issuance of debt	18,000	1,200,000
Expenses associated with long-term debt	-	(16,287)
Repayment of long-term debt	(391,628)	(1,592,977)
Repayment of capitalized lease obligations	(16,757)	(53,609)
Net cash used in financing activities	(615,385)	(436,263)

Net increase (decrease) in cash	786,701	(46,186)
Cash, beginning of year	185,932	232,118
Cash, end of year	$972,633	$185,932

Supplemental cash flow information:
Taxes paid	$-	$20,500
Interest paid	$59,100	$166,040
Supplemental non-cash information:
Capital lease obligations	$26,194	$-

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

Revenue Recognition:

Revenues are recognized at the time of shipment to, or acceptance by the customer, provided title and risk of loss is transferred to the customer as the product price is fixed or determinable, collection of the resulting receivable is probable, evidence of an arrangement exists and product returns are reasonably estimable.  Provisions, when appropriate, are made where the right to return exists.

Revenues for repairs and calibrations of the Company’s products represented 3.7% and 5.4% of sales for the years ended March 31, 2016 and 2015, respectively. These revenues are for units that are periodically returned for annual calibrations and/or for repairs after the warranty period has expired. Revenues on repairs and calibrations are recognized at the time the repaired or calibrated unit is shipped, as it is at this time that the work is completed. The Company’s terms are F.O.B. Plant, and as such, delivery has occurred, and revenue recognized, when picked up and acknowledged by a common carrier.

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

Fair Value of Financial Instruments:

The Company estimates that the fair value of all financial instruments at March 31, 2016 and March 31, 2015, as defined in Financial Accounting Standards Board (“FASB”) ASC 825 “Financial Instruments”, does not differ materially, except for the items discussed below, from the aggregate carrying values of its financial instruments recorded in the accompanying consolidated balance sheets. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value.

The carrying amounts reported in the consolidated balance sheets as of March 31, 2016 and March 31, 2015 for cash, accounts receivable and accounts payable approximate the fair value because of the immediate or short-term maturity of these financial instruments.  Each reporting period we evaluate market conditions including available interest rates, credit spreads relative to our credit rating and liquidity in estimating the fair value of our debt. After considering such market conditions, we estimate that the fair value of debt approximates its carrying value.

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

Accounts Receivable: The Company’s avionics customer base is primarily comprised of airlines, distributors, and the U.S. Government. As of March 31, 2016, the Company believes it has no significant risk related to its concentration within its accounts receivable.

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

Advertising Expenses:

Advertising expenses consist primarily of costs for direct advertising. The Company expenses all advertising costs as incurred, and classifies these costs under selling, general and administrative expenses.  Advertising costs amounted to $577 and $-0- for the years ended March 31, 2016 and 2015, respectively.

Deferred Revenues:

Amounts billed in advance of the period in which the service is rendered or product delivered are recorded as deferred revenue.  At March 31, 2016 and 2015, deferred revenues totaled $221,469 and $152,259, respectively. See above for additional information regarding our revenue recognition policies.

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

Interest and penalties related to income tax matters, if applicable, will be recognized as income tax expense. During the years ended March 31, 2016 and 2015 the Company did not incur any expense related to interest or penalties for income tax matters, and no such amounts were accrued as of March 31, 2016 and 2015. The Company’s tax years remain open for examination by the tax authorities primarily beginning 2013 through present.

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

Additional information and disclosure are provided in Note 14 below.

Long-Lived Assets:

The Company assesses the recoverability of the carrying value of its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future, undiscounted cash flows expected to be generated by an asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. No impairment losses have been recognized for the years ended March 31, 2016 and 2015, respectively.

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

Warranty Reserves:

Warranty reserves are based upon historical rates and specific items that are identifiable and can be estimated at time of sale.  While warranty costs have historically been within the Company’s expectations and the provisions established, future warranty costs could be in excess of the Company’s warranty reserves.  A significant increase in these costs could adversely affect the Company’s operating results for the period and the periods these additional costs materialize.  Warranty reserves are adjusted from time to time when actual warranty claim experience differs from estimates. For the year ended March 31, 2016 warranty costs were $367,935 as compared to $279,955 for the year ended March 31, 2015 and are included in Cost of Sales in the accompanying statement of operations. See Note 6 for warranty reserves.

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

New Accounting Pronouncements:

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09 ("Improvements to Employee Share-Based Payment Accounting") which simplifies several aspects of accounting for share-based payment transactions including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The new standard is effective for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years with early adoption permitted. The Company is evaluating the impact that the adoption of this standard will have on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02 ("Leases"), which introduces the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous guidance. The new standard establishes a right-of-use ("ROU") model that requires a lessee to record an ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. The new standard is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years with early adoption permitted. The Company is evaluating the impact that the adoption of this standard will have on the Company’s consolidated financial statements.

In January 2016, the FASB issued ASU No. 2016-01 (ASC Subtopic 825-10), Financial Instruments - Overall Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments in this ASU require entities to measure all investments in equity securities at fair value with changes recognized through net income. This requirement does not apply to investments that qualify for the equity method of accounting, to those that result in consolidation of the investee, or for which the entity meets a practicability exception to fair value measurement. Additionally, the amendments eliminate certain disclosure requirements related to financial instruments measured at amortized cost and add disclosures related to the measurement categories of financial assets and financial liabilities. The amendments in this ASU are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted for only certain portions of the ASU. The Company is in the process of assessing the impact, if any, on its consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, which is an update to Topic 740, "Income Taxes". The update will require that all deferred tax assets and liabilities be classified as non-current. The update is effective for fiscal years, and the interim periods within those years, beginning after December 15, 2016. ASU 2015-17 will have a material impact on the Company's balance sheet, as the deferred tax reported as a current asset will be reported as a non-current asset once the update is effective, resulting in a decrease to the Company's current ratio. As of March 31, 2016, the Company reported $578,507 of deferred tax as a current asset. It will not have any material impact on the Company's results of operations.

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

TEL-INSTRUMENT ELECTRONICS CORP.

Notes To Consolidated Financial Statements (Continued)

3.                   Accounts Receivable

The following table sets forth the components of accounts receivable:

	March 31,
	2016	2015
Government	$1,343,477	$1,440,378
Commercial	118,384	209,768
Less: Allowance for doubtful accounts	(7,500)	(24,975)
	$1,454,361	$1,625,171

4.                   Inventories

Inventories consist of:

	March 31,
	2016	2015
Purchased parts	$3,420,249	$2,746,671
Work-in-process	1,446,293	1,514,356
Finished goods	102,490	334
Less: Allowance for obsolete inventory	(290,000)	(229,287)
	$4,679,032	$4,032,074

Work-in-process inventory includes $1,331,784 and $1,151,118 for government contracts at March 31, 2016 and 2015, respectively.

 5.                  Equipment and Leasehold Improvements

Equipment and leasehold improvements consist of the following:

	March 31,
	2016	2015
Leasehold Improvements	$95,858	$94,413
Machinery and equipment	1,518,780	1,458,919
Automobiles	23,712	23,712
Sales equipment	572,236	572,236
Assets under capitalized leases	637,189	610,995
Less: Accumulated depreciation & amortization	(2,654,257)	(2,489,483)
	$193,518	$270,792

Depreciation and amortization expense related to the assets above for the years ended March 31, 2016 and 2015 was $164,774 and $177,291 respectively.

TEL-INSTRUMENT ELECTRONICS CORP.

Notes To Consolidated Financial Statements (Continued)

6.                    Accrued Expenses

Accrued vacation pay, deferred wages, payroll and payroll withholdings consist of the following:

	March 31,
	2016	2015

Accrued vacation pay	$394,404	$328,777
Accrued compensation and payroll withholdings	442,185	265,337

	$836,589	$594,114

Accrued vacation pay, payroll and payroll withholdings includes $321,831 and $240,964 at March 31, 2016 and 2015, respectively, which is due to officers.

Accrued expenses - other consist of the following:

	March 31,
	2016	2015

Accrued commissions	8,189	117,523
Accrued legal costs	53,766	126,740
Warranty reserve	208,102	140,333
Accrued – other	231,630	210,841

	$501,687	$595,437

The following table provides a summary of the changes in warranty reserves for the years ended March 31, 2016 and 2015:

	March 31,
	2016	2015
Warranty reserve, at beginning of period	$140,333	$194,062
Warranty expense	367,935	279,955
Warranty deductions	(300,166)	(333,684)
Warranty reserve, at end of period	$208,102	$140,333

Accrued expenses – related parties consists of the following:

	March 31,
	2016	2015

Interest due to the estate of the Company’s former Chairman	$107,237	$85,174
Interest and other expenses due to the Company’s President/CEO	106,107	85,174

	$213,344	$170,348

TEL-INSTRUMENT ELECTRONICS CORP.

Notes To Consolidated Financial Statements (Continued)

7.                   Income Taxes

Income tax (benefit) provision:

	Fiscal Year Ended
	March 31,	March 31,
	2016	2015
Current:
Federal	$52,123	$-
State and local	1,500	-

Total current tax provision	53,623	-

Deferred:
Federal	796,500	(171,180)
State and local	1,845	91,808

Total deferred tax provision (benefit)	798,345	(79,372)

Total provision (benefit)	$851,968	$(79,372)

The approximate values of the components of the Company’s deferred taxes at March 31, 2016 and 2015 are as follows:

	March 31,	March 31,
	2016	2015
Deferred tax assets:
Net operating loss carryforwards	$1,802,492	$2,865,606
Tax credits	329,032	329,032
Charitable contributions	51	17
Allowance for doubtful accounts	2,550	8,499
Reserve for inventory obsolescence	98,614	78,024
Inventory capitalization	69,918	76,820
Deferred payroll	88,288	29,264
Vacation accrual	134,116	111,880
Warranty reserve	70,765	47,754
Deferred revenues	75,310	51,812
Stock options	23,544	23,561
Non-compete agreement	7,889	9,868
AMT credit	52,123
Depreciation	26,721	(52,379)
Deferred tax asset	2,781,413	3,579,758
Less valuation allowance	(137,780)	(137,780)

Deferred tax asset, net	$2,643,633	$3,441,978

Deferred tax asset – current	$578,507	$1,064,395
Deferred tax asset – long-term	2,065,126	2,377,583
Total	$2,643,633	$3,441,978

TEL-INSTRUMENT ELECTRONICS CORP.

Notes To Consolidated Financial Statements (Continued)

7.                   Income Taxes (Continued)

The recognized deferred tax asset is based upon the expected utilization of its benefit from future taxable income. The Company has federal net operating loss (“NOL”) carryforwards of approximately $5,301,000 as of March 31, 2016. These carryforward losses are available to offset future taxable income, and begin to expire in the year 2027. New Jersey State NOL carryforwards approximate $3,989,000 as of March 31, 2016. New Jersey State NOL carryforwards expire in 20 years, and certain of these amounts begin to expire in 2030.

The foregoing amounts are management’s estimates, and the actual results could differ from those estimates. Future profitability in this competitive industry depends on continually obtaining and fulfilling new profitable sales agreements and modifying products.  The inability to obtain new profitable contracts or the failure of the Company’s engineering development efforts could reduce estimates of future profitability, which could affect the Company’s ability to realize the deferred tax assets.

A reconciliation of the income tax (benefit) provision at the statutory Federal tax rate of 34% to the income tax (benefit) provision recognized in the financial statements is as follows:

	March 31,	March 31,
	2016	2015

Income tax (benefit) provision – statutory rate	$631,081	$(122,338)
Income tax expenses – state and local, net of federal benefit	2,835	(104)
Permanent items	12,194	10,802
Change in value of warrants – permanent difference	209,862	55,982
True-up of prior year’s deferred taxes	(4,281)	(162,527)
Change in valuation allowance	-	137,780
Other	277	1,033

Income tax provision (benefit)	$851,968	$(79,372)

8.                  Related Parties

       Subordinated Notes

On February 22, 2010, the Company borrowed $250,000 in exchange for issuing subordinated notes to two executive officers and directors in the amount of $125,000 (individually, the “Subordinated Note” and collectively, the “Subordinated Notes”). Each officer and director also received 5,000 options to purchase Common Stock at an exercise price of $8.00 per share, the market price at the date of grant. In September 2010, these officers/directors entered into an Intercreditor and Subordination agreement which subordinated their loans to the BCA Loan Agreement (see Note 10 to Notes to Consolidated Financial Statements).  The notes were to become due April 1, 2011 with an interest rate of 1% per month, payable on a monthly basis within 14 days of the end of each month. The Intercreditor  and Subordination Agreement amongst the parties precludes the payment of principal or interest under these subordinated notes unless and until the Senior Obligations (as defined in the Intercreditor and Subordination Agreement) have been paid in full or without the express written consent of Senior Lender.  The holders of Subordinated Notes agreed that the Company’s failure to pay the monthly interest amounts pursuant to the terms of the February 22, 2010 Subordinated Notes will not constitute an event of default on such notes if the Company is precluded from making these payments pursuant to the limitations included in the loan agreement with BCA Mezzanine Fund L.L.P. (“BCA”). Upon payment in full of the loan to BCA in November 2014, the Company was able to commence to pay down the principal balance of the Subordinated Notes. During fiscal year 2012, the Company’s Chairman, at the time, passed away. His surviving spouse has retained this Subordinated Note and continues to acknowledge the terms. During the fiscal year ended March 31, 2016, the Company repaid $225,000 of the Subordinated Notes.  The outstanding balances at March 31, 2016 and 2015 were $25,000 and $250,000, respectively. Total interest expense was $42,966 and $47,312 for the years ended March 31, 2016 and 2015, respectively. Accrued interest at March 31, 2016 and 2015 was $107,237 and $85,174, respectively.

Services

The Company has obtained marketing and sales services from a brother-in-law of the Company’s CEO with the related fees and commissions amounting to $107,980 and $100,480 for the years ended March 31, 2016 and 2015, respectively.

TEL-INSTRUMENT ELECTRONICS CORP.

Notes To Consolidated Financial Statements (Continued)

9.                   Long-Term Debt

BCA Mezzanine Fund LLP

In September 2010 the Company entered into an agreement with BCA (“the “BCA Loan Agreement”) to lend the Company $2.5 million in the form of a promissory note (“the “BCA Note”). The Company incurred expenses of $541,604 in connection with this loan, including legal fees, investment banking fees and other transaction fees.  These expenses were included as deferred financing costs in the accompanying balance sheets, and were amortized over the term of the loan using the straight-line method which approximates the effective interest rate method. For the years ended March 31, 2016 and 2015, the Company recorded amortization of deferred financing costs in the amount of    $-0- and $69,165. On November 13, 2014, the Company paid off the BCA Note, and as a result, wrote-off the remaining balance of deferred charges in the amount of $89,365, and such amount is included in Loss on Extinguishment of Debt in the accompanying statement of operations for the year ended March 31, 2015. As of March 31, 2016 and March 31, 2015, there were no unamortized deferred financing costs related to the BCA loan.

The Company also issued warrants to BCA for 136,920 shares at an exercise price of $6.70 per share for nine years in conjunction with the issuance with the BCA Note. In connection with the initial warrants issued with this debt, the Company recorded a debt discount of $267,848. The debt discount was being amortized over the life of the loan.

In consideration for the waivers for non-compliance of the financial covenants, BCA received a total of 100,000 additional warrants to purchase shares of the Common Stock, which expire on September 10, 2019. Determining the warrant value to be recorded requires us to develop estimates to be used in calculating the fair value of the warrant.  The fair value of the warrant is calculated using the Black-Scholes valuation model. See Note 19 which summarizes the additional warrants received by BCA. The value of the warrants was charged to debt discount in the accompanying balance sheet, and the amount was amortized over the remaining term of the loan.

Total amortization expense associated with the initial warrants, additional warrants and fees were $-0- and $75,308 for the years ended March 31, 2016 and 2015, respectively.  On November 13, 2014, the Company paid off the BCA Note, and as a result, wrote off the remaining balance of unamortized discount in the amount of $98,737, and such amount is included in Loss on Extinguishment of Debt in the accompanying statement of operations for the year ended March 31, 2015.

Term Loans with Bank of America

On November 13, 2014, the Company entered into a term loan in the amount of $1,200,000 with Bank of America. The proceeds from the term loan were primarily used to pay off the remaining balance of the BCA Note in the amount of $1,153,109, including accrued interest of $4,467 (see above). The term loan is for three years, and expires on November 13, 2017. Monthly payments are at $36,551 including interest at 6%. The term loan is collateralized by substantially all of the assets of the Company. At March 31, 2016 and March 31, 2015, the outstanding balances were $693,407 and $1,076,894, respectively. At March 31, 2016, $407,598 was classified as current. The Company incurred expenses $16,287 in connection with this loan, including legal fees and other transaction fees. These expenses are included as deferred financing costs in the accompanying balance sheets, and are amortized over the term of the loan, using the straight-line method which approximates the effective interest rate method. For the years ended March 31, 2016 and 2015, the Company recorded amortization of deferred financing costs in the amount of $5,429 and $2,066, respectively. As of March 31, 2016 and March 31, 2015, the Company had unamortized deferred financing costs in the amount of $8,792 and $14,221, respectively.

In July 2015, the Company entered into a term loan in the amount of $18,000 with Bank of America. The term loan is for three years, and expires in July 2018. Monthly payments are at $536 including interest at 4.5%. The term loan is collateralized by substantially all of the assets of the Company. At March 31, 2016 and March 31, 2015, the outstanding balances were $14,211 and $-0-, respectively.

TEL-INSTRUMENT ELECTRONICS CORP.

Notes To Consolidated Financial Statements (Continued)

  9.                 Long-Term Debt (continued)

Automobile Loan

In March 2014, the Company entered into a loan with Ford Credit for its van in the amount of $23,712. Such note has a term of five (5) years with an annual interest rate of 8.79% with monthly payments of $492.  The outstanding balances at March 31, 2016 and 2015 were $15,197 and $19,549, respectively.

The annual maturities of long-term debt for the five fiscal years subsequent to March 31, 2016 are as follows:

2017	$418,255
2018	297,176
2019	7,384
2020	-
2021	-

Total Principal	722,815
Less: Current Portion	(418,255)
Total Long-Term Debt	$304,560

10.                 Line of Credit

On March 21, 2016, the Company entered into a line of credit agreement with Bank of America, which expires March 31, 2017.  The line provides a revolving credit facility with borrowing capacity of up to $500,000. There are no covenants or borrowing base calculations associated with this line of credit. Interest on any outstanding balances is payable monthly at an annual interest rate equal to the LIBOR (London Interbank Offered Rates) Daily Floating plus 3.75 percentage points. The Company’s interest rate was 4.96% at March 31, 2016.   The line is collateralized by substantially all of the assets of the Company.  The Company has not made any borrowings against this line of credit. As of March 31, 2016, the remaining availability under this line is $500,000.

11.                 Commitments

The Company leases its general office and manufacturing facility in East Rutherford, NJ (approximately 27,000 square feet) under an operating lease agreement which expires July 31, 2016. The lease is for a five year period, beginning August 1, 2011, with a five year option in a one-story facility. In June 2016, the Company extended the lease term for another five years until August 2021.  Under terms of the lease, the Company is also responsible for its proportionate share of the additional rent to include all real estate taxes, insurance, snow removal, landscaping and other building charges. The Company is also responsible for the utility costs for the premises.

The Company also leases a small office in Lawrence, Kansas under an operating lease agreement which expires June 30, 2017.

In addition, the Company has agreements to lease equipment for use in the operations of the business under operating leases.

The following is a schedule of approximate future minimum rental payments for operating leases subsequent to the year ended March 31, 2016.

Years Ended March 31,
2017	$289,074
2018	288,857
2019	283,593
2020	282,540
2021	282,540
$1,426,604

TEL-INSTRUMENT ELECTRONICS CORP.

Notes To Consolidated Financial Statements (Continued)

11.                 Commitments (continued)

Total rent expense, including common charges related to the building as well as equipment rentals, was approximately $358,000 and $355,000 for the years ended March 31, 2016 and 2015, respectively.

The Company sponsors a 401k Plan in which employee contributions on a pre-tax basis are supplemented by matching contributions by the Company. The Company charged to operations $27,916 and $23,555 as its matching contribution to the Company’s 401k Plan for the years ended March 31, 2016 and 2015, respectively.

12.                Capitalized Lease Obligations

The Company has entered into lease commitments for furniture and equipment that meet the requirements for capitalization. The equipment has been capitalized and shown in equipment and leasehold improvements in the accompanying balance sheets.  The related obligations are also recorded in the accompanying consolidated balance sheets and are based upon the present value of the future minimum lease payments with interest rates ranging from 9% to 14%.  The net book value of equipment acquired under capitalized lease obligations amounted to $51,230 and $79,938 at March 31, 2016 and 2015, respectively. There was one new capital lease for the year ended March 31, 2016 in the amount of $26,194. There were no new capital lease obligations during the year ended March 31, 2015.  As of March 31, 2016 and 2015, accumulated amortization under capital leases was $585,959 and $531,057, respectively.

At March 31, 2016, future payments under capital leases are as follows over each of the next five fiscal years:

2016	$12,535
2017	7,864
2018	7,864
2019	7,864
2020	--
Total minimum lease payments	36,127
Less amounts representing interest	(5,371)
Present value of net minimum lease payments	30,756
Less current portion	(10,232)
Long-term capital lease obligation	$20,524

13.                Significant Customer Concentrations

For the years ended March 31, 2016 and 2015, sales to the U.S. Government represented approximately 79% and 77%, respectively of net sales.  No other individual customer represented over 10% of net sales for these years.  No direct customer accounted for more than 10% of commercial or government net sales. Our U.S. distributor accounted for 21% and 22% of commercial sales for the years ended March 31, 2016 and 2015, respectively.

Net sales to foreign customers were $1,900,724 and $1,809,495 for the years ended March 31, 2016 and 2015, respectively.  All other sales were to customers located in the U.S. The following table presents net sales by U.S. and foreign countries:

	2016	2015
United States	$22,904,101	$16,386,477
Foreign countries	1,900,724	1,809,495
Total Avionics Sales	$24,804,825	$18,195,972

Net sales related to any single foreign country did not comprise more than 10% of consolidated net sales. The Company had no assets outside the United States.

Receivables from the U.S. Government represented approximately 37% and 59%, respectively, of total receivables at March 31, 2016 and 2015, respectively. As of March 31, 2016, one individual customer accounted for 27% of the Company’s outstanding accounts receivable. As of March 31, 2015, no other individual customer accounted for over 10% of the Company’s outstanding accounts receivable.

TEL-INSTRUMENT ELECTRONICS CORP.

Notes To Consolidated Financial Statements (Continued)

14.                Stock Option Plans

In March 2006, the Board adopted the 2006 Stock Option Plan (the “Plan”) which reserved for issuance options to purchase up to 250,000 shares of its Common Stock.  The stockholders approved the Plan at the December 2006 annual meeting.  The Plan, which had a term of ten years from the date of adoption, is administered by the Board of Directors (the “Board”) or by a committee appointed by the Board. The selection of participants, allotment of shares, and other conditions related to the grant of options, to the extent not set forth in the Plan, are determined by the Board.  Options granted under the Plan are exercisable up to a period of 5 years from the date of grant at an exercise price which is not less than the fair market value of the common stock at the date of grant, except as to a stockholder owning 10% or more of the outstanding common stock of the Company, as to whom the exercise price must not be less than 110% of the fair market value of the common stock at the date of grant. Options, for the most part, are exercisable on a cumulative basis, 20% at or after each of the first, second, and third anniversary of the grant and 40% after the fourth year anniversary. These terms can be modified based upon approval of the Board.

The fair value of each option awarded is estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table. Expected volatilities are based on historical volatility of Common Stock. The expected life of the options granted represents the period of time from date of grant to expiration (5 years). The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant. The per share weighted-average fair value of stock options granted for the years ended March 31, 2016 and 2015 was $2.36 and $2.20, respectively, on the date of grant using the Black Scholes option-pricing model with the following assumptions:

	Dividend	Risk-free
	Yield	Interest rate	Volatility	Life
2016	0.0%	1.39%	44.54%	5 years
2015	0.0	1.68%	47.21%	5 years

A summary of the status of the Company’s stock option plans for the fiscal years ended March 31, 2015 and 2014 and changes during the years are presented below (in number of options):

	Number of Options	Average Exercise Price	Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding options at April 1, 2014	88,000	$6.12
Options granted	10,000	$5.14
Options exercised	(5,500)	$4.84
Options canceled/forfeited	(21,000)	$6.19

Outstanding options at March 31, 2015	71,500	$6.06	1.9 years	$64,000
Options granted	51,000	$5.85
Options exercised	-	$-
Options canceled/forfeited	(37,500)	$7.43

Outstanding options at March 31, 2016	85,000	$5.33	3.4 years	$9,000
Vested Options:
March 31, 2016:	26,000	$4.38	2.1 years	$9,000
March 31, 2015:	59,900	$6.20	1.5 years	$53,760

Remaining options available for grant were -0- and 248,278 as of March 31, 2016 and 2015, respectively.

The total intrinsic value of options exercised during the years ended March 31, 2016 and 2015 were $-0- and $1,470, respectively. Cash received from the exercise of stock options for the years ended March 31, 2016 and 2015 was $-0- and $26,610, respectively.

TEL-INSTRUMENT ELECTRONICS CORP.

Notes To Consolidated Financial Statements (Continued)

14.                 Stock Option Plan (continued)

For the years ended March 31, 2016 and 2015, the unamortized compensation expense for stock options was $95,792 and $19,934, respectively. Unamortized compensation expense is expected to be recognized over a weighted-average period of approximately 1 year.

A summary of the Company’s non-vested shares as of March 31, 2016 and changes during the year ended March 31, 2016 is presented below:

Non-vested Shares	Shares	Weighted-Average Grant-Date Fair value

Non-vested at April 1, 2015	11,600	$5.34
Granted	51,000	$5.85
Vested	(3,600)	$5.78
Forfeited	-	$-
Non-vested at March 31, 2016	59,000	$5.75

The compensation cost that has been charged was $32,277 and $33,008 for the fiscal years ended March 31, 2016 and 2015, respectively. The total income tax benefit recognized in the statement of operations for share-based compensation arrangements was $-0- and $1,216 for the fiscal years ended March 31, 2016 and 2015, respectively, and relates to the compensation cost associated with non-qualified stock options

15.                 Net Diluted Income (Loss) per Share

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

	March 31, 2016	March 31, 2015
Basic net income (loss) per share computation:
Net income(loss)	$1,004,153	$(280,440)
Weighted-average common shares outstanding	3,256,887	3,253,992
Basic net income (loss) per share	$0.31	$(0.09)
Diluted net income (loss) per share computation
Net income (loss)	$1,004,153	$(280,440)
Weighted-average common shares outstanding	3,256,887	3,253,992
Incremental shares attributable to the assumed exercise of outstanding stock options and warrants	4,266	-
Total adjusted weighted-average shares	3,261,153	3,253,992
Diluted net income (loss) per share	$0.31	$(0.09)

The following table summarizes securities that, if exercised, would have an anti-dilutive effect on earnings per share:

	March 31, 2016	March 31, 2015
Stock options	65,000	71,500
Warrants	286,920	297,336
	351,920	368,836

TEL-INSTRUMENT ELECTRONICS CORP.

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

The table below presents information about reportable segments for the years ended March 31:

2016	Avionics	Avionics	Avionics	Corporate/
	Government	Commercial	Total	Reconciling Items	Total
Net sales	$23,011,016	$1,793,809	$24,804,825	$-	$24,804,825
Cost of Sales	15,446,232	1,373,003	16,819,235	-	16,819,235

Gross Margin	7,564,784	420,806	7,985,590	-	7,985,590

Engineering, research, and development			2,038,126	-	2,038,126
Selling, general, and administrative			1,218,327	2,149,217	3,367,544
Amortization of deferred financing costs			-	5,429	5,429
Change in fair value of common stock warrant			-	617,241	617,241
Interest expense, net			-	101,129	101,129
			3,256,453	2,873,016	6,129,469
Income (loss) before income taxes			$4,729,137	$(2,873,016)	$1,856,121

Segment Assets	$5,644,551	$488,842	$6,133,393	$3,974,726	$10,108,119

TEL-INSTRUMENT ELECTRONICS CORP.

Notes To Consolidated Financial Statements (Continued)

16.                  Segment Information (continued)

2015	Avionics	Avionics	Avionics	Corporate/
	Government	Commercial	Total	Reconciling Items	Total
Net sales	$15,926,532	$2,269,440	$18,195,972	$-	$18,195,972
Cost of Sales	10,927,710	1,827,570	12,755,280	-	12,755,280

Gross Margin	4,998,822	441,870	5,440,692	-	5,440,692

Engineering, research, and development			1,961,275	-	1,961,275
Selling, general, and administrative			1,203,628	1,945,403	3,149,031
Amortization of debt discount			-	75,308	75,308
Amortization of deferred financing costs			-	69,165	69,165
Change in fair value of common stock warrant			-	164,653	164,653
Loss on extinguishment of debt			-	188,102	188,102
Interest expense, net			-	192,970	192,970
			3,164,903	2,635,601	5,800,504
Income (loss) before income taxes			$2,275,789	$(2,635,601)	$(359,812)

Segment Assets	$4,480,332	$1,176,913	$5,657,245	$4,226,242	$9,883,487

 17.                 Quarterly Results of Operations (Unaudited)

Quarterly consolidated data for the years ended March 31, 2016 and 2015 is as follows:

	Quarter Ended
FY 2016	June 30	September 30	December 31	March 31

Net sales	$5,845,919	$6,818,390	$5,970,865	$6,169,651
Gross margin	1,815,295	2,243,466	2,034,757	1,892,072
Income before taxes	494,244	370,153	453,537	538,187
Net income	279,066	199,466	226,586	299,035
Basic income per share	0.09	0.06	0.07	0.09
Diluted income per share	0.02	0.06	0.07	0.09

FY 2015	June 30	September 30	December 31	March 31
Net sales	$3,129,076	$3,587,674	$5,030,097	$6,449,125
Gross margin	1,120,217	869,344	1,545,787	1,905,344
Income (loss) before taxes	(497,187)	(375,143)	7,875	504,643
Net income (loss)	(384,005)	(248,195)	(20,944)	372,704
Basic income (loss) per share	(0.12)	(0.08)	(0.01)	0.11
Diluted income (loss) per share	(0.12)	(0.08)	(0.01)	0.11

TEL-INSTRUMENT ELECTRONICS CORP.

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

TEL-INSTRUMENT ELECTRONICS CORP.

Notes To Consolidated Financial Statements (Continued)

18.                 Fair Value Measurements (continued)

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as of March 31, 2016 and March 31, 2015. As required by FASB ASC 820, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

March 31, 2016	Level I	Level II	Level III	Total

Warrant Liability	$-	$-	$1,136,203	$1,136,203
Total Liabilities	$-	$-	$1,136,203	$1,136,203

March 31, 2015	Level I	Level II	Level III	Total

Warrant Liability	$-	$-	$518,962	$518,962
Total Liabilities	$-	$-	$518,962	$518,962

ASC 815, “Derivatives and Hedging” requires that we mark the value of our warrant to market and recognize the change in valuation in our statement of operations each reporting period. Determining the warrant liability to be recorded requires us to develop estimates to be used in calculating the fair value of the warrant.

The following table provides a summary of the changes in fair value of our Level 3 financial liabilities for the years ended March 31, 2016 and 2015 as well as the unrealized gains or losses included in income.

	March 31, 2016	March 31, 2015
Fair value, at beginning of period	$518,962	$354,309

New issuances	-	-
Change in fair value	617,241	164,653

Fair value, at end of period	$1,136,203	$518,962

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

With the payment of the loan in November 2014, the holder has the right, exercisable at any time, in writing (the “Warrant Put Notice”, to cause the Company, subject to the terms and conditions hereof, to purchase from the holder all, or any portion, of the warrant for the warrant put repurchase price (the “Repurchase Price”). The Repurchase Price is the greater of 1) Adjusted EBITDA (as defined below) per share as of the date of the Warrant Put Notice, less $0.01, multiplied by the number of warrants or 2) the product of the current market price per share as of the date of the Warrant Put Notice, less the purchase price of the warrant or warrants, multiplied by the number of warrants, if this amount is higher. “Adjusted EBITDA” means EBITDA, multiplied by 5, plus cash and cash equivalents less unpaid debt divided by the number of shares outstanding on a fully diluted basis. As such, the values of the warrants at March 31, 2016 reflect the higher of these two options for each specific warrant.

TEL-INSTRUMENT ELECTRONICS CORP.

Notes To Consolidated Financial Statements (Continued)

18.                  Fair Value Measurements (continued)

Values at Inception

Date of Warrant	Expiration Date	Number of Warrants	Exercise Price	Fair Market Value Per Share	Expected Volatility	Remaining Life in Years	Risk Free Interest Rate	Warrant Liability
09-10-2010	09-10-2019	136,920	$6.70	$6.70	28.51%	9	2.81%	$267,848
09-10-2010	09-10-2015	10,416	$6.70	$6.70	28.51%	5	1.59%	$13,808
07-26-2012	09-10-2019	50,000	$3.35	$3.90	42.04%	7	0.94%	$66,193
07-26-2012	09-10-2019	20,000	$3.35	$3.90	42.04%	7	0.94%	$26,477
11-20-2012	09-10-2019	20,000	$3.56	$3.50	42.45%	6.83	1.09%	$21,441
02-14-2013	09-10-2019	20,000	$3.58	$3.80	41.72%	6.58	1.43%	$23,714
07-12-2013	09-10-2019	20,000	$3.33	$3.32	40.26%	6.17	2.00%	$19,523
08-12-2013	09-10-2019	20,000	$3.69	$3.69	40.20%	6.08	2.01%	$21,587

Values at March 31, 2015

Date of Warrant	Expiration Date	Number of Warrants	Exercise Price	Fair Market Value Per Share	Put Option Value	Market Price Option	Remaining Life in Years	Warrant Liability
09-10-2010	09-10-2019	136,920	$6.70	$6.42	$90,367	NA	4.45	$68,460
09-10-2010	09-10-2015	10,416	$6.70	$6.42	NA	NA	0.45	$7,002	*
07-26-2012	09-10-2019	50,000	$3.35	$6.42	$30,000	153,500	4.45	$153,500
07-26-2012	09-10-2019	20,000	$3.35	$6.42	$13,200	61,400	4.45	$61,400
11-20-2012	09-10-2019	20,000	$3.56	$6.42	$13,200	57,200	4.45	$57,200
02-14-2013	09-10-2019	20,000	$3.58	$6.42	$13,200	55,000	4.45	$55,000
07-12-2013	09-10-2019	20,000	$3.33	$6.42	$13,200	61,800	4.45	$61,800
08-12-2013	09-10-2019	20,000	$3.69	$6.42	$13,200	54,600	4.45	$54,600

* Based on Black-Scholes Calculation

Values at March 31, 2016

Date of Warrant	Expiration Date	Number of Warrants	Exercise Price	Fair Market Value Per Share	Put Option Value	Market Price Option	Remaining Life in Years	Warrant Liability
09-10-2010	09-10-2019	136,920	$6.70	$4.31	542,203	NA	3.45	$542,203
07-26-2012	09-10-2019	50,000	$3.35	$4.31	198,000	48,000	3.45	$198,000
07-26-2012	09-10-2019	20,000	$3.35	$4.31	79,200	19,200	3.45	$79,200
11-20-2012	09-10-2019	20,000	$3.56	$4.31	79,200	15,000	3.45	$79,200
02-14-2013	09-10-2019	20,000	$3.58	$4.31	79,200	12,800	3.45	$79,200
07-12-2013	09-10-2019	20,000	$3.33	$4.31	79,200	19,600	3.45	$79,200
08/12/2013	09-10-2019	20,000	$3.69	$4.31	79,200	12,400	3.45	$79,200

19.                Litigation

Contingencies are recorded in the consolidated financial statements when it is probable that a liability will be incurred and the amount of the loss is reasonably estimable, or otherwise disclosed, in accordance with Accounting Standards Codification 450, Contingencies (ASC 450). Significant judgment is required in both the determination of probability and the determination as to whether a loss is reasonably estimable. In the event the Company determines that a loss is not probable, but is reasonably possible, and it becomes possible to develop what the Company believes to be a reasonable range of possible loss, then the Company will include disclosures related to such matter as appropriate and in compliance with ASC 450. To the extent there is a reasonable possibility that the losses could exceed the amounts already accrued, the Company will, when applicable, adjust the accrual in the period the determination is made, disclose an estimate of the additional loss or range of loss or if the amount of such adjustment cannot be reasonably estimated, disclose that an estimate cannot be made.

TEL-INSTRUMENT ELECTRONICS CORP.

Notes To Consolidated Financial Statements (Continued)

19.                Litigation (continued)

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

On May 23, 2016, the Company filed a motion for summary judgment based on Aeroflex’s lack of jurisdictional standing to bring the case. The motion asserts that Aeroflex does not own the intellectual property at issue since it is a bare licensee of Northrop Grumman. Northrop Grumman has declined to join this suit as plaintiff. Aeroflex lacks standing to sue alone. Also, the motion raises the fact that in December 2011 Aeroflex allowed the license to expire, so that Aeroflex’s claims are either moot or it lacks standing to sue for damages allegedly accruing after the license ended. Tel believes we have a solid legal position and it is expected that this action will be heard in the September 2016 timeframe.  The June 2, 2016 Amended Supplemental Modified Scheduling Order has the trial date set for February 13, 2017 and is estimated to last three weeks, but this date may be subject to postponement. The Company is optimistic as to the outcome of this litigation. However, the outcome of any litigation is unpredictable and an adverse decision in this matter could have a material adverse effect on our financial condition, results of operations or liquidity.

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

20.                Subsequent Event

In May 2016, BCA Mezzanine Fund LLP (“BCA”) exercised its “put option” wherein BCA is exercising its right to have the Company purchase the warrants for 236,920 shares from BCA (see Notes 10 and 19 in Notes to Consolidated Financial Statements. As of March 31, 2016, the total estimated value for all warrants was $1,136,203. The amount attributed to BCA was $938,203. However, this amount will be updated based upon more current information as of April 30, 2016. The Company has the option of paying the final amount or providing BCA a note payable for this amount at an interest rate of 14%. The note will be due in one year with no prepayment penalties. The Company is currently evaluating these options. The remaining warrant holder has not exercised their option.

Item 9.          Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There are no reportable events under this item for the year ended March 31, 2016.

Item 9A.        Controls and Procedures

a) Evaluation of disclosure controls and procedures.

As of March 31, 2016, management performed, with the participation of our Chief Executive Officer and Principal Accounting Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934.  Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Accounting Officer, as appropriate to allow timely decisions regarding required disclosures.   Based on the evaluation required by Rule 13a-15(b) under the Securities Exchange Act of 1934, our Chief Executive Officer and Principal Accounting Officer concluded that as of March 31, 2016, such disclosure controls and procedures were effective.

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

Management has conducted, with the participation of our Chief Executive Officer and our Principal Accounting Officer, an assessment of the effectiveness of our internal control over financial reporting as of March 31, 2016.  Management’s assessment of internal control over financial reporting framework was included in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the criteria set forth in Internal Control — Integrated Framework (2013), management concluded that our system of internal control over financial reporting was effective as of March 31, 2016.

c) Changes in Internal Control over Financial Reporting

Remediation

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness had been identified as of March 31, 2015 that the Company did not effectively monitor internal controls over inventory count procedures thus contributing to a material weakness in internal control. Our initial inventory observation procedures indicated that the counts were not performed correctly.

During the fourth quarter of Fiscal Year 2016, management remediated the previously existing material weakness in its level of resources related to inventory observation procedures.  The Company implemented additional testing and oversight controls to assure that the counting procedures are properly performed.

There were no other changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Item 9B.        Other Information

 None.

PART III

Item 10.         Directors, Executive Officers and Corporate Governance

Name (age)	Position	Year First Elected a Director
Stephen A. Fletcher (1) (55)	Director	2011

George J. Leon (2) (3) (72)	Director	1986

Jeffrey C. O’Hara, CPA (1) (4) (58)	Director; President since August 2007; Chief Executive Officer since December 2010; Chief Operating Officer since June 2006; Vice President since 2005	1998

Robert A. Rice (2) (3) (60)	Director	2004

Robert H. Walker (2) (3) (5) (80)	Director and Chairman of the Board since April 2011	1984

Michael W. Schirmer (58)	Effective May 12, 2014, the Board approved the appointment of Mr. Schirmer as the Company’s Chief Operating Officer.	-

(1)	Mr. Fletcher is the son of Mr. Harold K. Fletcher, the former Chairman of the Company who passed away in April 2011, and the brother-in-law of Jeffrey C. O’Hara, the Company’s Chief Executive Officer
(2)	Member of the Audit Committee
(3)	Member of the Compensation Committee
(4)	Mr. O’Hara has served as a member of the Board since 1998 and was appointed President of the Company in 2007, and as Chief Executive Officer in December 2010.
(5)	Mr. Walker has served as a member of the Board since 1984 and was appointed Chairman of the Board in April 2011.

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

Item 10.       Directors, Executive Officers and Corporate Governance (continued)

Background of Directors and Officers (continued)

Robert A. Rice has served as a member of the Board since 2004. Mr. Rice is, and has been for more than 5 years, President and Owner of Spurwink Cordage, Inc., a textile manufacturing company located in New England, and is experienced in securities matters and business management.

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

Corporate Governance and Board Meetings

The Board is responsible for supervision of the overall affairs of the Company.  The Board held four meetings during the fiscal year 2016, and each of the nominee directors attended all of the meetings. The Company expects directors to attend all Board, committee, and shareholder meetings. Three of the directors, Messrs. Leon, Rice and Walker, are independent under the Rules of the NYSE-MKT.

Robert H. Walker was elected Chairman of the Board by the directors at their April 13, 2011 meeting of the Board upon the passing of Harold K. Fletcher who had been Chief Executive Officer and Chairman of the Board since 1982. Jeffrey C. O’Hara was elected the Chief Executive Officer in December 2010.

The Board and, separately, the Audit Committee review and provide oversight of risks and potential risks involving the Company’s operations.  The Board reviews and evaluates the process used to assess major risks facing the company and to periodically review assessments prepared by senior management of such risks, as well as options for their mitigation. Frequent interaction between the directors and members of senior management assists in this effort. The Board regularly reviews information regarding our liquidity and operations, as well as the risks associated with each. The Audit Committee is responsible for overseeing the management of financial and accounting risks. The Compensation Committee is responsible for overseeing the management of risk-taking relating to executive compensation plans and arrangements.

To assist it in carrying out its duties, the Board has delegated certain authority to committees.  The Board has established standing Audit and Compensation Committees, and has delegated nominating responsibility to the three directors who are independent under the Rules of the NYSE MKT (“NYSE MKT Rules”).  Our Audit and Compensation Committees consist of only independent, non-employee directors.

Item 10.        Directors, Executive Officers and Corporate Governance (continued)

Audit Committee

The Board established a separately designated standing Audit Committee in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934 and of the Rules of the NYSE MKT.  The Audit Committee is comprised of Messrs. Walker (Chairman), Leon, and Rice.  Messrs. Walker, Leon, and Rice are independent, as that term is defined under the Securities Exchange Act of 1934, and Mr. Walker is a financial expert as defined in the rules promulgated by the SEC pursuant to that Act. Mr. Walker served as director and Executive Vice President of Robotic Vision Systems, Inc., a reporting company, and as its principal financial officer for over 15 years.

The Audit Committee reviews the Company’s financial statements, and oversees the Company’s accounting, audits, internal controls, and adherence to its Business Conduct Guidelines.  The Committee also appoints and recommends to the Board the Company’s independent registered public accounting firm and reviews, evaluates, and approves the independent registered public accountants’ compensation, services performed, and procedures for ensuring its independence with respect to the Company.  The Board has adopted a written charter for the Audit Committee, a copy of which is annexed as Exhibit A.

During fiscal 2016, all three members of the Audit Committee attended all four (4) of the Audit Committee meetings.  In the opinion of the Board, and as defined under NYSE MKT Rules, Messrs. Walker, Leon and Rice are independent of management and free of any relationship which might interfere with their exercise of independent judgment as members of this committee.

The Audit Committee has: (i) reviewed and discussed with management, and with BDO USA, LLP, (the “Auditors”) the Company’s audited financial statements for the fiscal year ended March 31, 2016; (ii) discussed with the Auditors the matters required to be discussed by PCAOB Standard 16, as amended, as adopted by the Public Company Accounting Oversight Board; (iii) received the written disclosures and the letter from the Auditors required by applicable requirements of the Public Company Accounting Oversight Board regarding the Auditors’ communications with the Audit Committee concerning independence; and (iv) discussed with the Auditors their independence from the Company.  The Audit Committee has also discussed with management of the Company and the Auditors such other matters and received such assurances from them as it deemed appropriate.  The Audit Committee meets regularly with management and the Auditors, and then with the Auditors without management present, to discuss the result of the Auditors examination, the evaluation of the Company’s internal control over financial reporting and the overall quality of the Company’s accounting.

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

Item 10.        Directors, Executive Officers and Corporate Governance (continued)

Section 16(a) Beneficial Ownership Reporting Compliance

As of March 31, 2016, the end of the last fiscal year, the Company believes that all officers, directors and 10% beneficial owners, known to the Company, had timely filed required forms reporting beneficial ownership of Company securities, based solely on review of certain reports filed with the Securities and Exchange Commission pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, and information furnished to the Company.

Code of Ethics

The Company has had corporate governance standards and policies, regulating officer, director and employee conduct for many years.  In fiscal 2004, we reviewed our standards and policies and incorporated them into our Code of Business Conduct, which we believe satisfies the rules promulgated by the SEC and the NYSE MKT.  The Board has adopted this written Code of Ethics that applies to all of the Company’s officers and employees, including the Chief Executive Officer and the Principal Accounting Officer. A copy of the Code of Ethics has been previously filed. A copy of the Code of Ethics is available to anyone requesting a copy without cost by writing to the Company, attention Joseph P. Macaluso.

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

Item 11.        Executive Compensation

The following table presents information regarding compensation of our principal executive officer, and the two most highly compensated executive officers other than the principal executive officer for services rendered during fiscal years 2016 and 2015.

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary ($) (1)	Incentive ($) (2)	Option Awards ($) (3)	All Other Compensation ($) (4)	Total ($)

Jeffrey C. O’Hara, CEO President	2016	175,000	64,909	47,150	19,578	306,637
	2015	160,000	-	-	19,877	179,877

Michael Schirmer, Vice President of Operations (5)	2016	167,500	64,909	23,575	19,488	275,472
	2015	140,000	-	21,973	9,509	171,482

Joseph P. Macaluso PAO	2016	139,375	13,000	4,715	12,680	169,770
	2015	137,500	-	-	10,862	148,362

(1)	The amounts shown in this column represent the dollar value of base cash salary earned by each named executive officer (“NEO”).
(2)	Incentive compensation for 2016 is pending Board approval. No incentive compensation was made to the NEO’s in 2015, and therefore no amounts are shown.
(3)	Amounts in this column represent the fair value required by ASC Topic 718 to be included in our financial statements for all options granted during that year (see Note 15 to Notes to the Consolidated Financial Statements).
(4)	The amounts shown in this column represent amounts for medical and life insurance as well as the Company’s match in the 401(k) Plan.

Item 11.        Executive Compensation (continued)

Grants of Plan-based Awards Table for Fiscal Year

The following table sets forth information on stock options granted during or for the 2016 fiscal year to our named executive officers:

Name	Approval Date	Grant Date	All Other Option Awards: Number of Shares of Stock (#)	Exercise or Base Price of Option Awards ($/Share)	Grant date Fair Value of Option Awards ($)
Jeffrey C. O’Hara	04/28/15	04/28/15	20,000	$5.85	$47,150
Michael Schirmer	04/28/15	04/28/15	10,000	$5.85	$23,575
Joseph P. Macaluso	04/28/15	04/28/15	2,000	$5.85	$4,715

The exercise price of the options granted was the fair market value at the date of grant of the shares underlying such options. The estimated fair value of the shares underlying such options was determined utilizing the methodology described in Note 15 of the notes to the consolidated financial statements.

           Outstanding Equity Awards at Fiscal Year End

The following table sets forth the outstanding stock option grants held by named executive officers at the end of the 2016 fiscal year. The option exercise price set forth in the table is based on the closing market price on the date of grant.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable (1)	Option Exercise Price ($)	Option Expiration Date

Joseph P. Macaluso	4,000	-	$6.59	12/14/16
	-	2,000	$5.85	4/28/20

Jeffrey C. O’Hara	-	20,000	$5.85	4/28/20

Michael Schirmer	10,000	-	$4.22	11/01/18
	2,000	8,000	$5.14	5/05/19
	-	10,000	$5.85	4/28/20

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

Options Exercised and Stock Vested During Fiscal Year 2016

No shares were acquired upon exercising options awards by our NEO’s during fiscal year 2016.

Options granted to NEOs are consistent with the terms of options granted to other employees pursuant to the Employee Stock Option Plans (see Note 15 of the Notes to the Consolidated Financial Statements). Options granted to NEOs may be tax sheltered to the grantee, and their value constitutes a charge to the Company (see Notes 2 and 14 to the Consolidated Financial Statements).

Item 11.       Executive Compensation (continued)

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

The percentage of operating profits so determined is then distributed to senior employees, including NEOs and to a category  entitled  "incentive", based on (a) the amount of the employee's base salary, (b) his contribution to the Company, (c) the results of that contribution, (d) an estimated amount of his "special effort" on behalf of the Company, (e) his technical expertise, leadership, and management skills, and (f) the level of the overall compensation paid employees performing similar work in competitive companies. For the year ended March 31, 2016, the CEO is expected to receive $64,909, COO will receive $64,909, and the PAO will receive $13,000. No incentive awards were made to the NEOs for the year ended March 31, 2015.

Other Benefits

The Company sponsors the Tel-Instrument Electronics Corp. 401(k) Plan (the “401k Plan”), a tax qualified Code Section 401(k) retirement savings plan, for the benefit of its employees, including its NEOs. The 401k Plan encourages savings for retirement by enabling participants to make contributions on a pre-tax basis and to defer taxation on earnings on funds contributed to the 401k Plan. The Company makes matching contributions to the Plan. All NEOs can make contributions to the 401k Plan.  The NEOs also participate in group health and life benefits generally on the same terms and conditions that apply to other employees.

Director Compensation

Directors who are not employees or officers of the Company receive $1,250 in cash and options, at the then market price, to purchase 1,000 shares of Common Stock for attendance at each in-person meeting and $625 in cash and options to purchase 500 shares of Common Stock for attendance at each formal telephonic meeting of the Board or of a standing committee.  Non-employee directors may elect annually to accept the foregoing compensation or waive the stock option element and receive the $2,500 in cash for attendance at the in-person meeting and $1,250 in cash for each formal telephone meeting. During fiscal year 2016 non-employee directors earned the following compensation pursuant to this plan.

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

 Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information known to the Company with respect to the beneficial ownership as of June 20, 2016, by (i) all persons who are beneficial owners of five percent (5%) or more of the Company’s Common Stock, (ii) each director and nominee, (iii) the executive officers, and (iv) all current directors and executive officers as a group.

Name and Address	Number of Shares Beneficially Owned		Percentage of Class (1)

Named Directors and Officers

Stephen A. Fletcher, Director	-0-	(2)	0%
7378 E. Main Street
Lima, NY 14485

George J. Leon, Director	455,971	(3)	14.0%
168 Redpath Avenue
Toronto, Ontario, Canada M4P 2K6

Jeffrey C. O’Hara, Director	241,156	(4)	7.4%
853 Turnbridge Circle
Naperville, IL 60540

Robert A. Rice, Director	113,404		3.5%
5 Roundabout Lane
Cape Elizabeth, ME 04107

Robert H. Walker, Director	75,053		2.3%
27 Vantage Court
Port Jefferson, NY 11777

Michael Schirmer	16,000	(5)	0.5%
14 Turnberry Lane
Pittsford, NY 14534

Joseph P. Macaluso, PAO	27,913	(6)	0.9%
167 Tennis Court
Wall Township, NJ 07719

All officers and directors as a group (6 persons)	929,497	(7)	28.3%

Mrs. Sadie Fletcher	656,907	(8)	20.2%
657 Downing Lane
Williamsville, NY 14221

Vincent J. Dowling, Jr.	285,400	(9)	8.8%
54 Ledyard Road
West Hartford, CT 06117

All officers, directors and 5% holders as a group (8 persons)	1,871,804		57.0%

Item 12.         Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters (continued)

(1)
The class includes 3,256,887 shares outstanding in the calculation of the percentage of shares owned by a party. The Common Stock deemed to be owned by the named party includes stock which is not outstanding but subject to currently exercisable options held by the individual named in accordance with Rule 13d-3(d)c) of the Exchange Act. The foregoing information is based on reports made by the named individuals.

(2)
Mr. Stephen A. Fletcher is the son of Mr. Harold K. Fletcher, former Chief Executive Officer and director of the Company. Mr. Stephen A. Fletcher is the son of Mrs. Sadie Fletcher who beneficially owns 656,907 shares by virtue of the Estate of Harold K. Fletcher. Mr. Fletcher disclaims beneficial ownership of the shares owned by the Estate of Harold K. Fletcher.

(3)
Includes 423,621 shares owned by the George Leon Family Trust, of which Mr. Leon is a beneficiary.  Mr. Leon acts as manager of the trust assets pursuant to an informal family, oral arrangement, and disclaims beneficial ownership of the shares owned by the trust.

(4)	Includes 4,000 shares subject to currently exercisable stock options owned by Mr. O’Hara.
(5)	Includes 16,000 shares subject to currently exercisable stock options owned by Mr. Schirmer.
(6)	Includes 4,400 shares subject to currently exercisable stock options owned by Mr. Macaluso.
(7)	Includes 24,400 shares subject to currently exercisable options held by all executive officers and directors of the Company (including those individually named above).
(8)
Represents 656,907 shares owned by the Estate of Harold K. Fletcher, former Chief Executive Officer and director of the Company. Mrs. Fletcher is the mother of Stephen A. Fletcher, a director of the Company.

(9)	Based on Schedule 13G filed with the SEC on February 11, 2015 and furnished to the Company.

Equity Compensation Plan Information

In March 2006, the Board adopted the 2006 Stock Option Plan (the “Plan”) which reserved for issuance options to purchase up to 250,000 shares of its Common Stock.  The stockholders approved the Plan at the December 2006 annual meeting.  The Plan, which had a term of ten years from the date of adoption, is administered by the Board or by a committee appointed by the Board. The selection of participants, allotment of shares, and other conditions related to the grant of options, to the extent not set forth in the Plan, are determined by the Board.  Options granted under the Plan are exercisable up to a period of 5 years from the date of grant at an exercise price which is not less than the fair market value of the Common Stock at the date of grant, except as to a stockholder owning 10% or more of the outstanding Common Stock of the Company, as to whom the exercise price must not be less than 110% of the fair market value of the Common Stock at the date of grant. Options are exercisable, on a cumulative basis, 20% at or after each of the first, second, and third anniversary of the grant and 40% after the fourth year anniversary.

Additionally, at March 31, 2016 the Company had an individual employment agreement with one individual which provides for the grant of 10,000 options to purchase Common Stock with an exercise price of $5.14 per share.  This employee contract has been approved by the Board, and was included as consideration for employment, but was not individually approved by shareholders. Since these options were granted under the Plan, they are included in the 85,000 shares in the second column of the following schedule.

Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters (continued)

Equity Compensation Plan Information (continued)

The following table provides information as of March 31, 2016 regarding compensation plans under which equity securities of the Company are authorized for issuance.

Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of options remaining available for future issuance under Equity Compensation Plans
Equity Compensation Plans approved by shareholders	85,000	$5.33	--
Equity Compensation Plans not approved by shareholders	--	--	--
Total	85,000	$5.33	--

* See discussion above and Note 14 of Notes to the Consolidated Financial Statements.

Item 13.        Certain Relationships and Related Transactions and Director Independence

On February 22, 2010, the Company borrowed $250,000 in exchange for issuing subordinated notes to two executive officers and directors in the amount of $125,000 (individually, the “Subordinated Note” and collectively, the “Subordinated Notes”). Each officer and director also received 5,000 options to purchase Common Stock at an exercise price of $8.00 per share, the market price at the date of grant. In September 2010, these officers/directors entered into an Intercreditor and Subordination Agreement which subordinated their loans to the BCA Loan Agreement (see Note 10 to Notes to Consolidated Financial Statements).  The notes were to become due April 1, 2011 with an interest rate of 1% per month, payable on a monthly basis within 14 days of the end of each month. The Intercreditor  and Subordination Agreement amongst the parties precludes the payment of principal or interest under these subordinated notes unless and until the Senior Obligations (as defined in the Intercreditor and Subordination Agreement) have been paid in full or without the express written consent of Senior Lender.  The holders of Subordinated Notes agreed that the Company’s failure to pay the monthly interest amounts pursuant to the terms of the February 22, 2010 Subordinated Notes will not constitute an event of default on such notes if the Company is precluded from making these payments pursuant to the limitations included in the loan agreement with BCA Mezzanine Fund L.L.P. (“BCA”). Upon payment in full of the loan to BCA in November 2014, the Company was able to pay down the Subordinated Notes. During fiscal year 2012, the Company’s Chairman, at the time, passed away. His surviving spouse has retained this Subordinated Note and continues to acknowledge the terms. During the fiscal year ended March 31, 2016, the Company repaid $225,000 of the Subordinated Notes. The outstanding balances at March 31, 2016 and 2015 were $25,000 and $250,000, respectively. Total interest expense was $42,966 and $47,312 for the years ended March 31, 2016 and 2015, respectively. Accrued interest at March 31, 2016 and 2015 was $107,237 and $85,174, respectively.

The Company has obtained marketing and sales from a brother-in-law of the Company’s CEO with the related fees and commissions amounting to $107,980 and $100,480 for the years ended March 31, 2016 and 2015, respectively.

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

As of June 22, 2016, the Board determined that the following directors are independent under these standards:

Robert Walker, George Leon and Robert Rice.

Item 14.        Principal Accounting Fees and Services

For the fiscal years ended March 31, 2016 and 2015, professional services were performed by BDO USA, LLP, the Company’s independent registered public accountant.  Fees for those years were as follows:

	2016	2015

Audit Fees	$140,800	$120,350
Audit-Related Fees	-	-
Total Audit and Audit-Related Fees	140,800	120,350
Tax Fees	-	-
All Other Fees	-	-

Total	$140,800	$120,350

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

Audit Related Fees, tax and other fees.  No fees under these categories were paid to BDO USA, LLP in 2016 and 2015.

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

TEL-INSTRUMENT ELECTRONICS CORP.
(Registrant)

Dated: June 29, 2016	By:	/s/ Jeffrey C. O’Hara
Jeffrey C. O’Hara
CEO and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated and by signature hereto.

Signature	Title	Date

/s/ Jeffrey C. O’Hara	CEO, President, and Director	June 29, 2016
Jeffrey C. O’Hara

/s/ Joseph P. Macaluso	Principal Accounting Officer	June 29, 2016
Joseph P. Macaluso

/s/ Stephen A. Fletcher	Director	June 29, 2016
Stephen A. Fletcher

/s/ George J. Leon	Director	June 29, 2016
George J. Leon

/s/ Robert A. Rice	Director	June 29, 2016
Robert A. Rice

/s/ Robert H. Walker	Chairman of the Board, Director	June 29, 2016
Robert H. Walker