Form 10-Q
period 2016-06-30
TEL INSTRUMENT ELECTRONICS CORP
filed 2016-08-18
CIK 96885

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2016

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

As of August 9, 2016 there were 3,255,887 shares outstanding of the registrant’s common stock.

TEL-INSTRUMENT ELECTRONICS CORP.

PART I – FINANCIAL INFORMATION
Item 1.  Financial Statements.

TEL-INSTRUMENT ELECTRONICS CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2016	March 31, 2016
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$412,570	$972,633
Accounts receivable, net	2,265,966	1,454,361
Inventories, net	4,048,284	4,679,032
Prepaid expenses and other current assets	763,851	128,071
Deferred income tax asset	578,507	578,507
Total current assets	8,069,178	7,812,604

Equipment and leasehold improvements, net	183,815	193,518
Deferred income tax asset – non-current	1,897,382	2,065,126
Other long-term assets	35,515	36,871
Total assets	10,185,890	10,108,119

LIABILITIES & STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	424,710	418,255
Warrant liability - current	720,000	-
Capital lease obligations – current portion	5,844	10,232
Accounts payable and accrued liabilities	2,066,056	2,401,500
Federal and state taxes payable	-	53,623
Deferred revenues – current portion	498,926	48,766
Accrued payroll, vacation pay and payroll taxes	760,691	836,589
Total current liabilities	4,476,227	3,768,965

Subordinated notes payable - related parties	-	25,000
Capital lease obligations – long-term	18,514	20,524
Long-term debt	195,977	304,560
Deferred revenues – long-term	203,820	172,703
Warrant liability – long-term	199,000	1,136,203
Other long-term liabilities	1,500	7,800
Total liabilities	5,095,038	5,435,755

Commitments

Stockholders' equity:
Common stock, 4,000,000 shares authorized, par value $0.10 per share, 3,255,887 shares issued and outstanding, respectively	325,586	325,586
Additional paid-in capital	8,082,834	8,074,655
Accumulated deficit	(3,317,568)	(3,727,877)
Total stockholders' equity	5,090,852	4,672,364
Total liabilities and stockholders' equity	$10,185,890	$10,108,119

See accompanying notes to condensed consolidated financial statements.

TEL-INSTRUMENT ELECTRONICS CORP.
 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	June 30, 2016	June 30, 2015

Net sales	$5,342,369	$5,845,919
Cost of sales	3,465,716	4,030,624

Gross margin	1,876,653	1,815,295

Operating expenses:
Selling, general and administrative	911,744	865,688
Engineering, research and development	584,877	492,132
Total operating expenses	1,496,621	1,357,820

Income from operations	380,032	457,475

Other income (expense):
Amortization of deferred financing costs	(1,356)	(1,357)
Change in fair value of common stock warrants	217,203	67,760
Interest expense	(17,826)	(29,634)
Total other income (expense)	198,021	36,769

Income before income taxes	578,053	494,244

Income tax provision	167,744	215,178

Net income	$410,309	$279,066

Net income per share:
Basic income per common share	$0.13	$0.09
Diluted income per common share	$0.10	$0.02

Weighted average shares outstanding:
Basic	3,255,887	3,256,887
Diluted	3,274,829	3,320,442

See accompanying notes to condensed consolidated financial statements.

TEL-INSTRUMENT ELECTRONICS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	June 30, 2016	June 30, 2015

Cash flows from operating activities:
Net income	$410,309	$279,066
Adjustments to reconcile net loss to net cash used in operating activities:
Deferred income taxes	167,744	215,178
Depreciation and amortization	35,010	42,413
Provision for inventory obsolescence	15,000	5,713
Amortization of debt discount	-	-
Amortization of deferred financing costs	1,356	1,357
Change in fair value of common stock warrant	(217,203)	(67,760)
Non-cash stock-based compensation	8,179	6,466

Changes in assets and liabilities:
Increase in accounts receivable	(811,605)	(231,814)
Decrease (increase) in inventories	615,748	(497,471)
Increase in prepaid expenses & other assets	(635,780)	(47,718)
(Decrease) increase in accounts payable and other accrued expenses	(335,444)	325,746
Decrease in federal and state taxes	(53,623)	-
(Decrease) increase in accrued payroll, vacation pay & withholdings	(75,898)	82,174
Increase (decrease) in deferred revenues	481,277	(10,442)
Decrease in other long-term liabilities	(6,300)	(6,300)
Net cash (used in) provided by operating activities	(401,230)	96,608

Cash flows from investing activities:
Purchases of equipment	(25,307)	(5,873)
Net cash used in investing activities	(25,307)	(5,873)

Cash flows from financing activities:
Repayment of long-term debt	(102,128)	(94,670)
Repayment of subordinated notes - related parties	(25,000)	-
Repayment of capitalized lease obligations	(6,398)	(3,974)
Net cash used in financing activities	(133,526)	(98,644)

Net decrease in cash and cash equivalents	(560,063)	(7,909)
Cash and cash equivalents at beginning of period	972,633	185,932
Cash and cash equivalents at end of period	$412,570	$178,023

Supplemental cash flow information:
Taxes paid	$50,000	$-
Interest paid	$21,504	$17,154

See accompanying notes to condensed consolidated financial statements.

TEL-INSTRUMENT ELECTRONICS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 – Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of Tel-Instrument Electronics Corp. (the “Company” or “TIC”) as of June 30, 2016, the results of operations for the three months ended June 30, 2016 and June 30, 2015, and statements of cash flows for the three months ended June 30, 2016 and June 30, 2015.  These results are not necessarily indicative of the results to be expected for the full year.  The financial statements have been prepared in accordance with the requirements of Form 10-Q and consequently do not include disclosures normally made in an Annual Report on Form 10-K.  The March 31, 2016 balance sheet included herein was derived from the audited financial statements included in the Company’s Annual Report on Form 10-K as of that date.  Accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2016, as filed with the United States Securities and Exchange Commission (the “SEC”) on June 29, 2016 (the “Annual Report).

Note 2 – Summary of Significant Accounting Policies

During the three months ended June 30, 2016, there have been no material changes in the Company’s significant accounting policies to those previously disclosed in the Annual Report.

Note 3 – Accounts Receivable, net

The following table sets forth the components of accounts receivable:

	June 30, 2016	March 31, 2016
Government	$2,108,208	$1,343,477
Commercial	165,258	118,384
Less: Allowance for doubtful accounts	(7,500)	(7,500)
	$2,265,966	$1,454,361

Note 4 – Inventories, net

Inventories consist of:

	June 30, 2016	March 31, 2016

Purchased parts	$2,928,619	$3,420,249
Work-in-process	1,403,123	1,446,293
Finished goods	21,542	102,490
Less: Inventory reserve	(305,000)	(290,000)
	$4,048,284	$4,679,032

Note 5 – Net Income per Share

Net income per share has been computed according to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC 260”), “Earnings per Share,” which requires a dual presentation of basic and diluted income (loss) per share (“EPS”). Basic EPS represents net income (loss) divided by the weighted average number of common shares outstanding during a reporting period. Diluted EPS reflects the potential dilution that could occur if securities, including warrants and options, were converted into common stock. The dilutive effect of outstanding warrants and options is reflected in earnings per share by use of the treasury stock method. In applying the treasury stock method for stock-based compensation arrangements, the assumed proceeds are computed as the sum of the amount the employee must pay upon exercise and the amounts of average unrecognized compensation costs attributed to future services.

TEL-INSTRUMENT ELECTRONICS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 5 – Net Income per Share (continued)

	Three Months Ended	Three Months Ended
	June 30, 2016	June 30, 2015
Basic net income per share computation:
Net income	$410,309	$279,066
Weighted-average common shares outstanding	3,255,887	3,256,887
Basic net income per share	$0.13	$0.09
Diluted net income per share computation
Net income	$410,309	$279,066
Add: Change in fair value of warrants	92,100	198,000
Diluted income	$318,209	81,066
Weighted-average common shares outstanding	3,255,887	3,256,887
Incremental shares attributable to the assumed exercise of outstanding stock options and warrants	18,942	63,555
Total adjusted weighted-average shares	3,274,829	3,320,442
Diluted net income per share	$0.10	$0.02

The following table summarizes securities that, if exercised, would have an anti-dilutive effect on earnings per share:

	June 30, 2016	June 30, 2015
Stock options	65,000	99,500
Warrants	186,920	147,336
	251,920	246,836

Note 6 – Long-Term Debt

Term Loans with Bank of America

In November 2014, the Company entered into a term loan in the amount of $1,200,000 with Bank of America. The term loan is for three years, and matures in November 2017. Monthly payments are at $36,551 including interest at 6%. The term loan is collateralized by substantially all of the assets of the Company. At June 30, 2016 and March 31, 2016, the outstanding balances were $593,879 and $693,407, respectively. At June 30, 2016, $413,880 was classified as current.

In July 2015, the Company entered into a term loan in the amount of $18,000 with Bank of America. The term loan is for three years, and matures in July 2018. Monthly payments are at $536 including interest at 4.5%. The term loan is collateralized by substantially all of the assets of the Company. At June 30, 2016 and March 31, 2016, the outstanding balances were $12,760 and $14,211, respectively. At June 30, 2016, $5,974 was classified as current.

Automobile Loan

In March 2014, the Company entered into a loan with Ford Credit to purchase a van for the Company in the amount of $23,712. Such note has a term of five (5) years with an annual interest rate of 8.79% and monthly payments of $492.  The outstanding balances at June 30, 2016 and March 31, 2016 were $14,048 and $15,197, respectively. At June 30, 2016, $4,856 was classified as current.

Note 7 – Deferred Revenues

During the quarter ended June 30, 2016, the Company negotiated a settlement from a customer in the amount of $679,935 for price increase due to delays on a production release. Deferred revenues will be recognized based upon the shipment of units under this contract. During the three months ended June 30, 2016, the Company recognized $214,396 of this amount as revenues. It is expected that the balance of this amount will be recognized in the current fiscal year.

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

The table below presents information about reportable segments within the avionics business for the three month periods ending June 30, 2016 and 2015:

Three Months Ended June 30, 2016	Avionics Government	Avionics Commercial	Avionics Total	Corporate Items	Total
Net sales	$4,871,620	$470,749	$5,342,369	$-	$5,342,369
Cost of sales	3,104,918	360,798	3,465,716	-	3,465,716
Gross margin	1,766,702	109,951	1,876,653	-	1,876,653

Engineering, research, and development			584,877	-	584,877
Selling, general and administrative			343,882	567,862	911,744
Amortization of deferred financing costs			-	1,356	1,356
Change in fair value of common stock warrants			-	(217,203)	(217,203)
Interest expense, net			-	17,826	17,826
Total expenses			928,759	369,841	1,298,600
Income (loss) before income taxes			$947,894	$(369,841)	$578,053

Three Months Ended June 30, 2015	Avionics Government	Avionics Commercial	Avionics Total	Corporate Items	Total
Net sales	$5,261,319	$584,600	$5,845,919	-	$5,845,919
Cost of sales	3,561,594	469,030	4,030,624	-	4,030,624
Gross margin	1,699,725	115,570	1,815,295	-	1,815,295

Engineering, research, and development			492,132	-	492,132
Selling, general and administrative			360,629	505,059	865,688
Amortization of deferred financing costs			-	1,357	1,357
Change in fair value of common stock warrants			-	(67,760)	(67,760)
Interest expense, net			-	29,634	29,634
Total expenses			852,761	468,290	1,321,051

Income (loss) before income taxes			$962,534	$(468,290)	$494,244

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

The tax effect of temporary differences, primarily net operating loss carryforwards, asset reserves and accrued liabilities, gave rise to the Company’s deferred tax asset in the accompanying June 30, 2016 and March 31, 2016 condensed consolidated balance sheets.  Deferred income taxes are recognized for the tax consequence of such temporary differences at the enacted tax rate expected to be in effect when the differences reverse.

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as of June 30, 2016 and March 31, 2016.  As required by ASC 820-10, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

June 30, 2016	Level I	Level II	Level III	Total
Total Assets	$-	$-	$-	$-

Warrant liability	-	-	919,000	919,000
Total Liabilities	$-	$-	$919,000	$919,000

March 31, 2016	Level I	Level II	Level III	Total
Total Assets	$-	$-	$-	$-

Warrant liability	-	-	1,136,203	1,136,203
Total Liabilities	$-	$-	$1,136,203	$1,136,203

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

The following table provides a summary of the changes in fair value of our Level 3 financial liabilities from March 31, 2016 through June 30, 2016, as well as the portion of gains or losses included in income attributable to unrealized gains or losses related to the liability held at June 30, 2016:

Level 3 Reconciliation	Beginning at beginning of period	(Gains) and losses for the period (realized and unrealized)	Purchases, issuances, sales and settlements, net	Transfers in or out of Level 3	Balance at the end of period

Warrant liability	$1,136,203	$(217,203)	$-	$-	$919,000
Total Liabilities	$1,136,203	$(217,203)	$-	$-	$919,000

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

During May 2016, BCA Mezzanine Fund LLP (“BCA”) informed the Company that BCA has elected to exercise its “put option”, thereby requiring the Company to purchase all the warrants held by BCA. Total warrants were to purchase a total of 236,920 shares of the Company’s common stock. The table below shows the warrants held by BCA for which the “put option” has been exercised.

Date of Warrant	Expiration Date	Number of Warrants	Exercise Price
09-10-2010	09-10-2019	136,920	$6.70
07-26-2012	09-10-2019	20,000	$3.35
11-20-2012	09-10-2019	20,000	$3.56
02-14-2013	09-10-2019	20,000	$3.58
07-12-2013	09-10-2019	20,000	$3.33
08/12/2013	09-10-2019	20,000	$3.69

The value of the warrants for the 236,920 shares of the Company’s common stock at the time of exercise was $720,000 and the Company is expected to pay this amount this calendar year using cash from operations. The warrant liability for these warrants was $720,000 at June 30, 2016 as compared to $938,203 at March 31, 2016.

Upon payment to BCA, the Company will have remaining warrants with an outside investor to purchase 50,000 shares of the Company’s common stock at an exercise price of $3.35 per share or exercising the “put option” to the Company in the same fashion as BCA. The warrant liability of the 50,000 warrants was $199,000 at June 30, 2016 as compared to $198,000 at March 31, 2016.

Note 11 – Reclassifications

Certain prior year and period amounts have been reclassified to conform to the current period presentation.

Note 12 – Litigation

Contingencies are recorded in the consolidated financial statements when it is probable that a liability will be incurred and the amount of the loss is reasonably estimable, or otherwise disclosed, in accordance with Accounting Standards Codification 450, Contingencies (“ASC 450”). Significant judgment is required in both the determination of probability and the determination as to whether a loss is reasonably estimable. In the event the Company determines that a loss is not probable, but is reasonably possible, and it becomes possible to develop what the Company believes to be a reasonable range of possible loss, then the Company will include disclosures related to such matter as appropriate and in compliance with ASC 450. To the extent there is a reasonable possibility that the losses could exceed the amounts already accrued, the Company will, when applicable, adjust the accrual in the period the determination is made, disclose an estimate of the additional loss or range of loss or if the amount of such adjustment cannot be reasonably estimated, disclose that an estimate cannot be made.

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

On May 23, 2016, the Company filed a motion for summary judgment based on Aeroflex’s lack of jurisdictional standing to bring the case. The motion asserts that Aeroflex does not own the intellectual property at issue since it is a bare licensee of Northrop Grumman. Northrop Grumman had declined to join this suit as a plaintiff. As such, it is our contention that Aeroflex lacks standing to sue alone. Also, the motion raises the fact that in December 2011 Aeroflex allowed the license to expire, so that Aeroflex’s claims are either moot or it lacks standing to sue for damages allegedly accruing after the license ended. The Company believes we have a solid legal position and expect that this action will be heard on August 25, 2016.  The June 2, 2016 Amended Supplemental Modified Scheduling Order has the trial date set for February 13, 2017 and is estimated to last three weeks, but this date may be subject to postponement. The Company is optimistic as to the outcome of this litigation. However, the outcome of any litigation is unpredictable and an adverse decision in this matter could have a material adverse effect on our financial condition, results of operations or liquidity.

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

Note 13 – New Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09 that introduces a new five-step revenue recognition model in which an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires disclosures sufficient to enable users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative disclosures about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. In March 2016, the FASB issued ASU 2016-08 which further clarifies the guidance on the principal versus agent considerations within ASU 2014-09. In April 2016, the FASB issued ASU 2016-10 to expand the guidance on identifying performance obligations and licensing within ASU 2014-09. In May 2016, the FASB issued ASU 2016-12 to improve revenue recognition in the areas of collectability, presentation of sales tax and other similar taxes collected from customers, noncash consideration, contract modifications and completed contracts at transition. This update also amends the disclosure requirements within ASU 2014-09 for entities that retrospectively apply the guidance. The latest amendments are intended to address implementation issues that were raised by stakeholders and discussed by the Revenue Recognition Transition Resource Group, and provide additional practical expedients. These standards are effective for fiscal years beginning after December 15, 2017, including interim periods within that reporting period. The Company is currently evaluating the new guidance to determine the impact, if any, it will have on its consolidated financial statements.

No other recently issued accounting pronouncements had or are expected to have a material impact on the Company’s condensed consolidated financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

This Quarterly Report on Form 10-Q and other reports filed by the Company from time to time with the SEC (collectively the “Filings”) contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management.  Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof.  When used in the Filings, the words “anticipate”, “believe”, “estimate”, “expect”, “future”, “intend”, “plan”, or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements.  Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including the risks contained in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended March 31, 2016, filed with the SEC on June 29, 2016, relating to the Company’s industry, the Company’s operations and results of operations, and any businesses that the Company may acquire.  Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

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

Overview

Management believes that the Company has built a very solid position in the Mode 5 IFF and TACAN test set market, and its existing contracts as well as the introduction of new products should result in solid revenues and profitability through fiscal year 2017. While our sales declined 8.6% to $5.3 million, our gross margin as a percentage of sales and in actual dollars increased as a result of the higher pricing on CRAFT and the shipment of the TS-4530A SETS which yield a higher gross profit than the TS-4530A Kits.  Gross margin percentage is expected to remain well below our historical 50% average for the current fiscal next year as most of the TS-4530A products and ITATS products were both bid competitively at tight margins. Revenues should benefit from the TS-4530A SET production, but TS-4530A KITS production as well as the ITATS program have, for the most part, been completed as of June 30, 2016. We continue to emphasize the importance of capturing the majority share of the large IFF international market which should generate revenues starting in the 2018 fiscal year timeframe, and we have been working with international partners to ensure that we are well-positioned in this market. We believe that we are well positioned as our CRAFT and TS-4530A flight-line test sets have been endorsed by the U.S. military and we have already delivered test sets into 18 international markets. Tel is starting to see a pick-up in international activity based on the January 1, 2020 deadline for Mode 5 compliance.  The commercial avionics industry is undergoing a great deal of change, and we believe our new hand-held products, that we are planning to introduce by the end of this fiscal year, will generate increased market share at attractive gross margin levels. We are also working closely with our military customers on new potential market opportunities that will be needed to maintain our sales and profitability growth.

In May 2016, BCA Mezzanine Fund LLP (“BCA”) exercised its “put option” wherein BCA is exercising its right to have the Company purchase the warrants for 236,920 shares from BCA (see Note 10 in Notes to Condensed Consolidated Financial Statements). The value of the warrants for the 236,920 shares of the Company’s common stock at the time of exercise was $720,000, and the Company is expected to pay this amount this calendar year using cash from operations. The warrant liability for these warrants was $720,000 at June 30, 2016 as compared to $938,203 at March 31, 2016.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Overview (continued)

On March 21, 2016, the Company entered into a line of credit agreement with Bank of America, which expires March 31, 2017.  The line provides a revolving credit facility with borrowing capacity of up to $500,000. There are no covenants or borrowing base calculations associated with his line of credit. Interest on any outstanding balance is payable monthly at an annual interest rate equal to the LIBOR (London Interbank Offered Rates) Daily Floating plus 3.75 percentage points. The Company’s interest rate was 4.96% at March 31, 2016.   The line is collateralized by substantially all of the assets of the Company.  The Company has not made any borrowings against this line of credit. As of June 30, 2016, the remaining availability under this line is $500,000.

At June 30, 2016, the Company’s backlog was $10.2 million as compared to $24.8 million at June 30, 2015.

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

Results of Operations

Sales

For the three months ended June 30, 2016, sales decreased $503,550 (8.6%) to $5,342,369 as compared to $5,845,919 for the three months ended June 30, 2015.

Avionics government sales decreased $389,699 (7.4%) to $4,871,620 for the three months ended June 30, 2016, as compared to $5,261,319 for the three months ended June 30, 2015. The decrease in revenues is mostly attributed to the decrease in shipment of the TS-4530A KITS, which contract has now been completed, and lower sales of PDME test sets partially offset by the shipment of the TS-4530A SETS. Commercial sales decreased $113,851(19.5%) to $470,749 for the three months ended June 30, 2016 as compared to $584,600 for the three months ended June 30, 2015. This decrease is attributed to lower sales of the TR-220.

Gross Margin

Gross margin increased $61,358 (3.4%) to $1,876,653 for the three months ended June 30, 2016 as compared to $1,815,295 for the three months ended June 30, 2015. This increase is mostly attributed to the increased prices on CRAFT offset partially by lower sales volume. The gross margin percentage for the three months ended June 30, 2016 was 35.1%, as compared to 31.1% for the three months ended June 30, 2015.

Operating Expenses

Selling, general and administrative expenses increased $46,056 (5.3%) to $911,744 for the three months ended June 30, 2016, as compared to $865,688 for the three months ended June 30, 2015. This increase was primarily attributed to the increase in legal expenses associated with the Aeroflex Wichita, Inc. (“Aeroflex”) litigation partially offset by a decrease in other professional fees. Litigation expenses associated with the Aeroflex action were $143,714 for the three months ended June 30, 2016 as compared to $70,372 for the same period last year.

Engineering, research and development expenses increased $92,745 (18.8%) to $584,877 for the three months ended June 30, 2016, as compared to $492,132 for the three months ended June 30, 2015. The Company continues to invest in new products and introduced a new commercial Nav/Comm test set earlier this calendar year. We are also upgrading this unit based on customer feedback and already have received orders for this new unit. This is a large and important market segment for the Company, and we are optimistic that this new product will help us regain market share in this segment. We are also taking advantage of our CRAFT and TS-4530A technology to develop smaller hand-held products in the next 12 months, which will broaden our product line for both commercial and military applications. We have added additional personnel to research and development activities to accelerate our time to market.

Income from Operations

As a result of the above, the Company recorded income from operations of $380,032 for the three months ended June 30, 2016, as compared to income from operations of $457,475 for the three months ended June 30, 2015.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations (continued)

Other Income (Expense), Net

For the three months ended June 30, 2016, total other income was $198,021 as compared to other income of $36,769 for the three months ended June 30, 2015. This increase in other income is primarily due to the gain of $217,203 on the change in the valuation of common stock warrants for the three months ended June 30, 2016 as compared to a gain of $67,760 in the valuation of common stock warrants in same period in the prior year. Interest expense declined as a result of the lower interest rate on the new loan and the lower outstanding loan balance and repayment of loans to CEO and the spouse of the former CEO.

Income (Loss) before Income Taxes

As a result of the above, the Company recorded income before taxes of $578,053 for the three months ended June 30, 2016, as compared to income before taxes of $494,244 for the three months ended June 30, 2015.

Income Tax Provision/Benefit

For the three months ended June 30, 2016, the Company recorded an income tax provision of $167,744, as compared to an income tax provision of $215,178 for the three months ended June 30, 2015. The Company recorded a provision for income taxes as a result of the Company recording a profit before taxes. It should be noted that as a result of the Company’s net operating loss carryforwards, it will not be paying significant taxes this year, and, as such, the provision for taxes represents a reduction of our deferred tax asset and not a liability to pay taxes.

Net Income (Loss)

As a result of the above, the Company recorded net income of $410,309 for the three months ended June 30, 2016, as compared to $279,066 for the three months ended June 30, 2015.

Liquidity and Capital Resources

At June 30, 2016, the Company had net working capital of $3,592,951 as compared to $4,043,639 at March 31, 2016. This change is primarily the result of the reclassification of $720,000 of the warrant liability to current assets due to the scheduled payment this calendar year, the increase in deferred revenues and the decrease in cash and inventories offset partially by the increase in accounts receivable and other current assets and the decrease in accounts payable and accrued liabilities.

During the three months ended June 30, 2016, the Company’s cash balance decreased by $560,063 to $412,570.  The Company’s principal sources and uses of funds were as follows:

Cash provided by operating activities. For the three months ended June 30, 2016, the Company used $401,230 in cash for operations as compared to providing $96,608 in cash for operations for the three months ended June 30, 2015.  This decrease in cash from operations is the result of the increase in accounts receivable and other assets, lower operating income and decrease in accounts payable and accrued expenses offset partially by the increase in deferred revenues and decrease in inventories.

Cash used in investing activities.  For the three months ended June 30, 2016, the Company used $25,307 of its cash for investing activities, as compared to $5,873 for the three months ended June 30, 2015 as a result of a decrease in the purchase of capital equipment.

Cash used in financing activities. For the three months ended June 30, 2016, the Company used $133,526 in financing activities as compared to using $98,644 for the three months ended June 30, 2015 primarily as a result of paying down the remaining balance of the subordinated notes to related parties.

In November 2014, the Company entered into a loan agreement with a bank for $1,200,000. The proceeds from the loan were used to pay off the remaining balance of the loan with BCA in the amount of $1,153,109, including accrued interest of $4,467.  The term of the loan is for 3 years and matures in November 2017. Monthly payments are at $36,551 including interest at 6%.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

On March 21, 2016, the Company entered into a line of credit agreement with Bank of America, which matures on March 31, 2017.  The line provides a revolving credit facility with borrowing capacity of up to $500,000. There are no covenants or borrowing base calculations associated with this line of credit. Interest on any outstanding balance is payable monthly at an annual interest rate equal to the LIBOR (London Interbank Offered Rates) Daily Floating plus 3.75 percentage points. The Company’s interest rate was 4.96% at March 31, 2016.   The line is collateralized by substantially all of the assets of the Company.  The Company has not made any borrowings against this line of credit. As of June 30, 2016, the remaining availability under this line is $500,000.

In May 2016, BCA Mezzanine Fund LLP (“BCA”) exercised its “put option” wherein BCA is exercising its right to have the Company purchase the warrants for 236,920 shares from BCA (see Notes 10 in Notes to Condensed Consolidated Financial Statements). The value of the warrants for the 236,920 shares of the Company’s common stock at the time of exercise was $720,000, and the Company is expected to pay this amount this calendar year. The Company intends to pay this amount from cash from operations. The warrant liability for these warrants was $720,000 at June 30, 2016 as compared to $938,203 at March 31, 2016.

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

There was no significant impact on the Company’s operations as a result of inflation for the three months ended June 30, 2016.

These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2016, filed with the SEC on June 29, 2016 (the “Annual Report”).

Off-Balance Sheet Arrangements

As of June 30, 2016, the Company had no material off-balance sheet arrangements.

Critical Accounting Policies

Our critical accounting policies are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report. There have been no changes in our critical accounting policies. Our significant accounting policies are described in our notes to the 2016 consolidated financial statements included in our Annual Report.

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

On May 23, 2016, the Company filed a motion for summary judgment based on Aeroflex’s lack of jurisdictional standing to bring the case. The motion asserts that Aeroflex does not own the intellectual property at issue since it is a bare licensee of Northrop Grumman. Northrop Grumman had declined to join this suit as a plaintiff. As such, it is our contention that Aeroflex lacks standing to sue alone. Also, the motion raises the fact that in December 2011 Aeroflex allowed the license to expire, so that Aeroflex’s claims are either moot or it lacks standing to sue for damages allegedly accruing after the license ended. The Company believes we have a solid legal position and expect that this action will be heard August 25, 2016.  The June 2, 2016 Amended Supplemental Modified Scheduling Order has the trial date set for February 13, 2017 and is estimated to last three weeks, but this date may be subject to postponement. The Company is optimistic as to the outcome of this litigation. However, the outcome of any litigation is unpredictable and an adverse decision in this matter could have a material adverse effect on our financial condition, results of operations or liquidity.

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

Item 1A.  Risk Factors.

We believe there are no changes that constitute material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2016, filed with the SEC on June 29, 2016.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company’s equity securities during the quarter ended June 30, 2016 other than those previously reported in a Current Report on Form 8-K.

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

TEL-INSTRUMENT ELECTRONICS CORP.

Date: August 18, 2016	By:	/s/ Jeffrey C. O’Hara
Name: Jeffrey C. O’Hara
Title: Chief Executive Officer Principal Executive Officer

Date: August 18, 2016	By:	/s/ Joseph P. Macaluso
Name: Joseph P. Macaluso
Title: Principal Financial Officer Principal Accounting Officer