Form 10-Q
period 2016-09-30
TEL INSTRUMENT ELECTRONICS CORP
filed 2016-11-09
CIK 96885

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2016

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

As of November 7, 2016 there were 3,255,887 shares outstanding of the registrant’s common stock.

TEL-INSTRUMENT ELECTRONICS CORP.

PART I – FINANCIAL INFORMATION
Item 1.  Financial Statements.

TEL-INSTRUMENT ELECTRONICS CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2016	March 31, 2016
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$830,534	$972,633
Accounts receivable, net	1,861,256	1,454,361
Inventories, net	3,675,788	4,679,032
Prepaid expenses and other current assets	85,282	128,071
Deferred income tax asset	578,507	578,507
Total current assets	7,031,367	7,812,604

Equipment and leasehold improvements, net	152,431	193,518
Deferred income tax asset – non-current	1,787,622	2,065,126
Other long-term assets	34,158	36,871
Total assets	9,005,578	10,108,119

LIABILITIES & STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	429,660	418,255
Capital lease obligations – current portion	5,981	10,232
Accounts payable and accrued liabilities	1,723,448	2,401,500
Federal and state taxes payable	-	53,623
Deferred revenues – current portion	370,454	48,766
Accrued payroll, vacation pay and payroll taxes	579,578	836,589
Total current liabilities	3,109,121	3,768,965

Subordinated notes payable - related parties	-	25,000
Capital lease obligations – long-term	16,966	20,524
Long-term debt	87,317	304,560
Deferred revenues – long-term	256,088	172,703
Warrant liability – long-term	165,000	1,136,203
Other long-term liabilities	-	7,800
Total liabilities	3,634,492	5,435,755

Commitments

Stockholders’ equity:
Common stock, 4,000,000 shares authorized, par value $0.10 per share, 3,255,887 shares issued and outstanding, respectively	325,586	325,586
Additional paid-in capital	8,091,013	8,074,655
Accumulated deficit	(3,045,513)	(3,727,877)
Total stockholders’ equity	5,371,086	4,672,364
Total liabilities and stockholders’ equity	$9,005,578	$10,108,119

See accompanying notes to condensed consolidated financial statements.

TEL-INSTRUMENT ELECTRONICS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015

Net sales	$5,076,029	$6,818,390	$10,418,398	$12,664,309
Cost of sales	3,250,441	4,574,924	6,716,157	8,605,548

Gross margin	1,825,588	2,243,466	3,702,241	4,058,761

Operating expenses:
Selling, general and administrative	875,138	883,876	1,786,882	1,749,564
Engineering, research and development	583,771	443,656	1,168,648	935,788
Total operating expenses	1,458,909	1,327,532	2,955,530	2,685,352

Income from operations	366,679	915,934	746,711	1,373,409

Other income (expense):
Amortization of debt discount	-	-	-	-
Amortization of deferred financing costs	(1,357)	(1,358)	(2,713)	(2,715)
Change in fair value of common stock warrants	34,000	(518,588)	251,203	(450,828)
Interest expense	(17,507)	(25,835)	(35,333)	(55,469)
Total other expense	15,136	(545,781)	213,157	(509,012)

Income before income taxes	381,815	370,153	959,868	864,397

Income tax expense	109,760	170,687	277,504	385,865

Net income	$272,055	$199,466	$682,364	$478,532

Basic income per common share	$0.08	$0.06	$0.21	$0.15
Diluted income per common share	$0.07	$0.06	$0.20	$0.15

Weighted average shares outstanding:
Basic	3,255,887	3,256,887	3,255,887	3,256,887
Diluted	3,266,133	3,260,799	3,267,192	3,262,058
See accompanying notes to condensed consolidated financial statements.

TEL-INSTRUMENT ELECTRONICS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	September 30, 2016	September 30, 2015

Cash flows from operating activities:
Net income	$682,364	$478,532
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	277,504	385,865
Depreciation and amortization	71,390	82,372
Provision for inventory obsolescence	15,000	30,713
Amortization of deferred financing costs	2,713	2,715
Change in fair value of common stock warrant	(251,203)	450,828
Non-cash stock-based compensation	16,358	15,043

Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(406,895)	764,315
Decrease (increase) in inventories	988,244	(684,702)
Decrease (increase) in prepaid expenses & other assets	42,789	(96,758)
Decrease in accounts payable and other accrued expenses	(678,052)	(555,336)
Decrease in federal and state taxes	(53,623)	-
(Decrease) increase in accrued payroll, vacation pay & withholdings	(257,011)	95,790
Increase (decrease) in deferred revenues	405,073	(4,708)
Decrease in other long-term liabilities	(7,800)	(12,600)
Net cash generated by operating activities	846,851	952,069

Cash flows from investing activities:
Purchases of equipment	(30,303)	(35,772)
Net cash used in investing activities	(30,303)	(35,772)

Cash flows from financing activities:
Proceeds from bank loan	-	18,000
Payment of warrant liability	(720,000)	-
Repayment of long-term debt	(205,838)	(191,748)
Repayment of subordinated notes - related parties	(25,000)	(125,000)
Repayment of capitalized lease obligations	(7,809)	(8,088)
Net cash used in financing activities	(958,647)	(306,836)

Net (decrease) increase in cash and cash equivalents	(142,099)	609,461
Cash and cash equivalents at beginning of period	972,633	185,932
Cash and cash equivalents at end of period	$830,534	$795,393

Supplemental cash flow information:
Taxes paid	$50,000	$-
Interest paid	$32,642	$32,834

See accompanying notes to condensed consolidated financial statements.

TEL-INSTRUMENT ELECTRONICS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 – Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of Tel-Instrument Electronics Corp. (the “Company” or “TIC”) as of September 30, 2016, the results of operations for the three and six months ended September 30, 2016 and September 30, 2015, and statements of cash flows for the six months ended September 30, 2016 and September 30, 2015.  These results are not necessarily indicative of the results to be expected for the full year.  The financial statements have been prepared in accordance with the requirements of Form 10-Q and consequently do not include disclosures normally made in an Annual Report on Form 10-K.  The March 31, 2016 balance sheet included herein was derived from the audited financial statements included in the Company’s Annual Report on Form 10-K as of that date.  Accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2016, as filed with the United States Securities and Exchange Commission (the “SEC”) on June 29, 2016 (the “Annual Report).

Note 2 – Summary of Significant Accounting Policies

During the six months ended September 30, 2016, there have been no material changes in the Company’s significant accounting policies to those previously disclosed in the Annual Report.

Note 3 – Accounts Receivable, net

The following table sets forth the components of accounts receivable:

	September 30, 2016	March 31, 2016
Government	$1,750,666	$1,343,477
Commercial	118,090	118,384
Less: Allowance for doubtful accounts	(7,500)	(7,500)
	$1,861,256	$1,454,361

Note 4 – Inventories, net

Inventories consist of:

	September 30, 2016	March 31, 2016

Purchased parts	$2,855,331	$3,420,249
Work-in-process	1,107,107	1,446,293
Finished goods	18,350	102,490
Less: Inventory reserve	(305,000)	(290,000)
	$3,675,788	$4,679,032

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

TEL-INSTRUMENT ELECTRONICS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 5 – Net Income per Share (continued)

	Three Months Ended	Three Months Ended
	September 30, 2016	September 30, 2015
Basic net income per share computation:
Net income	$272,055	$199,466
Weighted-average common shares outstanding	3,255,887	3,256,887
Basic net income per share	$0.08	$0.06
Diluted net income per share computation
Net income	$272,055	$199,466
Less: Change in fair value of warrants	34,000	-
Diluted income	$238,055	199,466
Weighted-average common shares outstanding	3,255,887	3,256,887
Incremental shares attributable to the assumed exercise of outstanding stock options and warrants	10,246	3,912
Total adjusted weighted-average shares	3,266,133	3,260,799
Diluted net income per share	$0.07	$0.06

	Six Months Ended	Six Months Ended
	September 30, 2016	September 30, 2015
Basic net income per share computation:
Net income	$682,364	$478,532
Weighted-average common shares outstanding	3,255,887	3,256,887
Basic net income per share	$0.21	$0.15
Diluted net income per share computation
Net income	$682,364	$478,532
Change in fair value of warrants	33,000	-
Diluted income	$649,364	478,532
Weighted-average common shares outstanding	3,255,887	3,256,887
Incremental shares attributable to the assumed exercise of outstanding stock options and warrants	11,305	5,171
Total adjusted weighted-average shares	3,267,192	3,262,058
Diluted net income per share	$0.20	$0.15

The following table summarizes securities that, if exercised, would have an anti-dilutive effect on earnings per share:

	September 30, 2016	September 30, 2015
Stock options	75,000	99,500
Warrants	-	286,920
	75,000	386,420

TEL-INSTRUMENT ELECTRONICS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 6 – Long-Term Debt

Term Loans with Bank of America

In November 2014, the Company entered into a term loan in the amount of $1,200,000 with Bank of America. The term loan is for three years, and matures in November 2017. Monthly payments are at $36,551 including interest at 6%. The term loan is collateralized by substantially all of the assets of the Company. At September 30, 2016 and March 31, 2016, the outstanding balances were $492,811 and $693,407, respectively. At September 30, 2016, $420,258 was classified as current.

In July 2015, the Company entered into a term loan in the amount of $18,000 with Bank of America. The term loan is for three years, and matures in July 2018. Monthly payments are at $536 including interest at 4.5%. The term loan is collateralized by substantially all of the assets of the Company. At September 30, 2016 and March 31, 2016, the outstanding balances were $11,293 and $14,211, respectively. At September 30, 2016, $4,438 was classified as current.

Automobile Loan

In March 2014, the Company entered into a loan with Ford Credit to purchase a van for the Company in the amount of $23,712. Such note has a term of five (5) years with an annual interest rate of 8.79% and monthly payments of $492.  The outstanding balances at September 30, 2016 and March 31, 2016 were $12,873 and $15,197, respectively. At September 30, 2016, $4,964 was classified as current.

Note 7 – Deferred Revenues

In June 2016, the Company negotiated a settlement with a customer in the amount of $679,935 for price increases due to delays on a production release. Deferred revenues are recognized based upon the shipment of units under this contract. During the three and six months ended September 30, 2016, the Company recognized $128,440 and $342,836, respectively, of this amount as revenues. As of September 30, 2016, the remaining deferred revenues related to the above-mentioned settlement amounted to $337,099.   It is expected that the balance of this amount will be recognized in the current fiscal year.

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

TEL-INSTRUMENT ELECTRONICS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 8 – Segment Information (continued)

The table below presents information about reportable segments within the avionics business for the three and six month periods ending September 30, 2016 and 2015:

Three Months Ended September 30, 2016	Avionics Government	Avionics Commercial	Avionics Total	Corporate Items	Total
Net sales	$4,338,764	$737,265	$5,076,029	$-	$5,076,029
Cost of sales	2,665,561	584,880	3,250,441	-	3,250,441
Gross margin	1,673,203	152,385	1,825,588	-	1,825,588

Engineering, research, and development			583,771	-	583,771
Selling, general and administrative			346,108	529,030	875,138
Amortization of deferred financing costs			-	1,357	1,357
Change in fair value of common stock warrants			-	(34,000)	(34,000)
Interest expense, net			-	17,507	17,507
Total expenses			929,879	513,894	1,443,773
Income (loss) before income taxes			$895,709	$(513,894)	$381,815

Three Months Ended September 30, 2015	Avionics Government	Avionics Commercial	Avionics Total	Corporate Items	Total
Net sales	$6,328,752	$489,638	$6,818,390	$-	$6,818,390
Cost of sales	4,235,118	339,806	4,574,924	-	4,574,924
Gross margin	2,093,634	149,832	2,243,466	-	2,243,466

Engineering, research, and development			443,656	-	443,656
Selling, general and administrative			344,951	538,925	883,876
Amortization of deferred financing costs			-	1,358	1,358
Change in fair value of common stock warrants			-	518,588	518,588
Interest expense, net			-	25,835	25,835
Total expenses			788,607	1,084,706	1,873,313

Income (loss) before income taxes			$1,454,859	$(1,084,706)	$370,153

Six Months Ended September 30, 2016	Avionics Government	Avionics Commercial	Avionics Total	Corporate Items	Total
Net sales	$9,210,384	$1,208,014	$10,418,398	$-	$10,418,398
Cost of sales	5,770,479	945,678	6,716,157	-	6,716,157
Gross margin	3,439,905	262,336	3,702,241	-	3,702,241

Engineering, research, and development			1,168,648	-	1,168,648
Selling, general and administrative			689,990	1,096,892	1,786,882
Amortization of deferred financing costs			-	2,713	2,713
Change in fair value of common stock warrants			-	(251,203)	(251,203)
Interest expense, net			-	35,333	35,333
Total expenses			1,858,638	883,735	2,742,373
Income (loss) before income taxes			$1,843,603	$(883,735)	$959,868

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

The tax effect of temporary differences, primarily net operating loss carryforwards, asset reserves and accrued liabilities, gave rise to the Company’s deferred tax asset in the accompanying September 30, 2016 and March 31, 2016 condensed consolidated balance sheets.  Deferred income taxes are recognized for the tax consequence of such temporary differences at the enacted tax rate expected to be in effect when the differences reverse.

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as of September 30, 2016 and March 31, 2016.  As required by ASC 820-10, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

September 30, 2016	Level I	Level II	Level III	Total
Total Assets	$-	$-	$-	$-

Warrant liability	-	-	165,000	165,000
Total Liabilities	$-	$-	$165,000	$165,000

March 31, 2016	Level I	Level II	Level III	Total
Total Assets	$-	$-	$-	$-

Warrant liability	-	-	1,136,203	1,136,203
Total Liabilities	$-	$-	$1,136,203	$1,136,203

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

TEL-INSTRUMENT ELECTRONICS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 10 – Fair Value Measurements (continued)

The following table provides a summary of the changes in fair value of our Level 3 financial liabilities from March 31, 2016 through September 30, 2016, as well as the portion of gains or losses included in income attributable to unrealized gains or losses related to the liability held at September 30, 2016:

Level 3 Reconciliation	Balance at beginning of period	(Gains) and losses for the period (realized and unrealized)	Purchases, issuances, sales and settlements, net	Transfers in or out of Level 3	Balance at the end of period
Warrant liability	$1,136,203	$(251,203)	$(720,000)	$-	$165,000
Total Liabilities	$1,136,203	$(251,203)	$(720,000)	$-	$165,000

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

The value of the warrants for the 236,920 shares of the Company’s common stock at the time of exercise was $720,000, and the Company paid this amount using cash from operations in August 2016, thereby extinguishing the warrant liability with BCA. The warrant liability for these warrants was $-0- at September 30, 2016 as compared to $938,203 at March 31, 2016.

Upon payment to BCA, the Company has remaining warrants with an outside investor to purchase 50,000 shares of the Company’s common stock at an exercise price of $3.35 per share or exercising the “put option” to the Company in the same fashion as BCA. The warrant liability of the 50,000 warrants was $165,000 at September 30, 2016 as compared to $198,000 at March 31, 2016.

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

On May 23, 2016, the Company filed a motion for summary judgment based on Aeroflex’s lack of jurisdictional standing to bring the case. The motion asserts that Aeroflex does not own the intellectual property at issue since it is a bare licensee of Northrop Grumman. Northrop Grumman had declined to join this suit as a plaintiff. As such, it is our contention that Aeroflex lacks standing to sue alone. Also, the motion raises the fact that in December 2011 Aeroflex allowed the license to expire, so that Aeroflex’s claims are either moot or it lacks standing to sue for damages allegedly accruing after the license ended. The Company believes we have a solid legal position and the summary judgement motion was heard on August 25, 2016. The Company is still waiting for a decision from the court on this motion.  The June 2, 2016 Amended Supplemental Modified Scheduling Order has the trial date set for February 13, 2017 and is estimated to last three weeks, but this date may be subject to postponement. The Company is optimistic as to the outcome of this litigation. However, the outcome of any litigation is unpredictable and an adverse decision in this matter could have a material adverse effect on our financial condition, results of operations or liquidity.

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

Overview

Management believes that the Company has built a very solid position in the Mode 5 IFF and TACAN test set market, and its existing contracts as well as the introduction of new products should result in solid revenues and profitability through fiscal year 2017. While our sales declined 17.7% to $10.4 million, our gross margin as a percentage of sales increased as a result of the higher pricing on CRAFT and the shipment of the TS-4530A SETS which yield a higher gross profit than the TS-4530A Kits.  Gross margin percentage is expected to remain well below our historical 50% average for the current fiscal next year as the TS-4530A products were bid competitively at tight margins. Revenues should benefit from the TS-4530A SET production, but TS-4530A KITS production as well as the ITATS program have been completed. Our balance sheet remains strong, and we have paid off the warranty liability to BCA Mezzanine Fund LLP (”BCA”).

We have intensified our marketing efforts and increased our investment in research and development. We continue to emphasize the importance of capturing the majority share of the large IFF international market which we believe could generate substantial revenues starting in the 2017/2018 fiscal year timeframe, and we have been working with international partners to ensure that we are well-positioned in this market. We believe that we are well positioned as our CRAFT and TS-4530A flight-line test sets have been endorsed by the U.S. military and we have already delivered test sets into 20 international markets. The Company is starting to see a pick-up in international activity based on the January 1, 2020 deadline for Mode 5 compliance.  The commercial avionics industry is undergoing a great deal of regulatory change including the requirement that all aircraft be equipped with ADS-B transponder as well as the introduction of new UAT navigation for the general aviation market. We believe that our new hand-held products, that we are planning to introduce by the end of this fiscal year, will generate increased market share at attractive gross margin levels. The Company is also targeting the extremely large commercial and military radio test set market which is many times the size of our traditional avionics test market. We are also working closely with our military customers on new potential market opportunities that will be needed to maintain our sales and profitability growth.

In May 2016, BCA exercised its “put option” wherein BCA is exercising its right to have the Company purchase the warrants for 236,920 shares from BCA. The value of the warrants for the 236,920 shares of the Company’s common stock at the time of exercise was $720,000. The Company paid this off in full from cash from operations in August 2016.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Overview (continued)

On March 21, 2016, the Company entered into a line of credit agreement with Bank of America, which expires March 31, 2017.  The line provides a revolving credit facility with borrowing capacity of up to $500,000. There are no covenants or borrowing base calculations associated with his line of credit. Interest on any outstanding balance is payable monthly at an annual interest rate equal to the LIBOR (London Interbank Offered Rates) Daily Floating plus 3.75 percentage points. The Company’s interest rate was 4.96% at September 30, 2016.   The line is collateralized by substantially all of the assets of the Company.  The Company has not made any borrowings against this line of credit. As of September 30, 2016, the remaining availability under this line is $500,000.

At September 30, 2016, the Company’s backlog was $7.5 million as compared to $11.6 million at March 31, 2016. For the first six months of fiscal year 2017, the Company had bookings in the amount of $6.9 million. International Mode 5 orders represented less than $250,000 of this total, but orders for International Mode 5 units are expected to pick up in the 2017/2018 calendar year timeframe.

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

Results of Operations

Sales

For the three months ended September 30, 2016, total net sales decreased $1,742,361 (25.6%) to $5,076,029, as compared to $6,818,390 for the three months ended September 30, 2015. Avionics government sales decreased $1,989,988 (31.5%) to $4,338,764 for the three months ended September 30, 2016, as compared to $6,328,752 for the three months ended September 30, 2015. The decrease in revenues is mostly attributed to the decrease in shipment of the TS-4530A KITS, CRAFT and ITATS units associated with the U.S. Navy programs, which contracts have now been completed. This decrease is partially offset by the shipment of the TS-4530A SETS and CRAFT units sold to Lockheed Martin for the Joint Strike Fighter (“JSF”) program and to other customers. Commercial sales increased $247,627(50.6%) to $737,265 for the three months ended September 30, 2016 as compared to $489,638 for the three months ended September 30, 2015. This increase is attributed to the increased sales of the TR-220 and our recently introduced TR-36.

For the six months ended September 30, 2016, total net sales decreased $2,245,911 (17.7%) to $10,418,398, as compared to $12,664,309 for the six months ended September 30, 2015. Avionics government sales decreased $2,379,687 (20.5%) to $9,210,384 for the six months ended September 30, 2016, as compared to $11,590,071 for the six months ended September 30, 2015. The decrease in revenues is mostly attributed to the decrease in shipment of the TS-4530A KITS, CRAFT and ITATS units associated with the U.S. Navy programs, which contracts have now been completed. These decrease partially offset by the shipment of the TS-4530A SETS and CRAFT units sold to Lockheed Martin for the Joint Strike Fighter (“JSF”) program and to other customers. Commercial sales increased $133,776 (12.5%) to $1,208,014 for the six months ended September 30, 2016 as compared to $1,074,238 for the six ended September 30, 2015. This increase is attributed to increased sales of the TR-220 and our recently introduced TR-36 Nav/Comm test set.

Gross Margin

Gross margin decreased $417,878 (18.6%) and $356,520 (8.8%) to $1,825,588 and $3,702,241, respectively, for the three and six months ended September 30, 2016 as compared to $2,243,466 and $4,058,761, respectively, for the three and six months ended September 30, 2015. This decrease is mostly attributed to the lower volume offset partially by increased prices on CRAFT and the change in sales mix. The gross margin percentage for the three months ended September 30, 2016 was 36.0%, as compared to 32.9% for the three months ended September 30, 2015. The gross margin percentage for the six months ended September 30, 2016 was 35.5%, as compared to 32.0% for the six months ended September 30, 2015.

Operating Expenses

Selling, general and administrative expenses decreased $8,738 (1.0%) to $875,138 for the three months ended September 30, 2016, as compared to $883,876 for the three months ended September 30, 2015. This decrease was primarily attributed to lower salaries and accrued profit sharing expense mostly offset by the increase in legal expenses associated with the Aeroflex Wichita, Inc. (“Aeroflex”) litigation. Litigation and expert witness expenses associated with the Aeroflex action were $188,126 for the three months ended September 30, 2016 as compared to $107,781 for the same period last year.

Selling, general and administrative expenses increased $37,318 (2.1%) to $1,786,882 for the six months ended September 30, 2016, as compared to $1,749,564 for the six months ended September 30, 2015. This increase was primarily attributed by the increase in legal expenses associated with the Aeroflex litigation partially offset by lower salaries and accrued profit sharing expense. Litigation expenses associated with the Aeroflex action were $326,840 for the six months ended September 30, 2016 as compared to $178,152 for the same period last year.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations (continued)

Operating Expenses (continued)

Engineering, research and development expenses increased $140,115 (31.6%) and $232,860 (24.9%) to $583,771 and $1,168,648, respectively, for the three and six months ended September 30, 2016, as compared to $443,656 and $935,788, respectively, for the three and six months ended September 30, 2015. The Company continues to invest in new products by taking advantage of our CRAFT and TS-4530A technology to develop smaller hand-held products in the next 12 months, which will broaden our product line for both commercial and military applications. We introduced a new commercial Nav/Comm test set earlier this calendar year. Based on customer feedback, we have upgraded the capabilities of this unit and have started to ship production units to customers. This is a large and important market segment for the Company, and we are optimistic that this new product will help us regain market share in this segment. We have added additional personnel to research and development activities to accelerate our time to market.

Income from Operations

As a result of the above, the Company recorded income from operations of $366,679 and $746,711, respectively, for the three and six months ended September 30, 2016, as compared to income from operations of $915,934 and $1,373,409, respectively, for the three and six months ended September 30, 2015.

Other Income (Expense), Net

For the three and six months ended September 30, 2016, total other income was $15,136 and $213,157, respectively, as compared to other expense of $545,781 and $509,012 for the three and six months September 30, 2015. This increase in other income is primarily due to the gain of on the change in the valuation of common stock warrants as compared to a significantly higher loss on the change in valuation of common stock warrants for the same periods in the prior fiscal year.

Income before Income Taxes

As a result of the above, the Company recorded income before taxes of $381,815 and $959,868, respectively, for the three and six months ended September 30, 2016, as compared to income before taxes of $370,153 and $864,397, respectively, for the three and six months ended September 30, 2015.

Income Tax Provision/Benefit

For the three and six months ended September 30, 2016, the Company recorded an income tax provisions of $109,760 and $277,504, respectively, as compared to an income tax provisions of $170,687 and $385,865, respectively, for the three and six months ended September 30, 2015. The Company recorded a provision for income taxes as a result of the Company recording a profit before taxes. It should be noted that as a result of the Company’s net operating loss carryforwards, it will not be paying significant taxes this year, and, as such, the provision for taxes represents a reduction of our deferred tax asset and not a liability to pay taxes.

Net Income

As a result of the above, the Company recorded net income of $272,055 and $682,364, respectively, for the three and six months ended September 30, 2016, as compared to net income of $199,466 and $478,532, respectively, for the three and six months ended September 30, 2015.

Liquidity and Capital Resources

At September 30, 2016, the Company had net working capital of $3,922,246 as compared to $4,043,639 at March 31, 2016. Working capital continues to be strong even after paying the $720,000 warrant liability.

During the six months ended September 30, 2016, the Company’s cash balance decreased by $142,099 to $830,534.  The Company’s principal sources and uses of funds were as follows:

Cash provided by operating activities. For the six months ended September 30, 2016, the Company generated $846,851 in cash for operations as compared to generating $952,069 in cash for operations for the six months ended September 30, 2015.  This decrease in cash from operations is the result of the increase in accounts receivable, lower operating income and decrease in accrued payroll, vacation pay and payroll taxes offset partially by the increase in deferred revenues and decrease in inventories.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)

Cash used in investing activities.  For the six months ended September 30, 2016, the Company used $30,303 of its cash for investment activities, as compared to $35,772 for the six months ended September 30, 2015 as a result of a decrease in the purchase of capital equipment.

Cash used in financing activities. For the six months ended September 30, 2016, the Company used $958,647 in financing activities as compared to using $306,836 for the six months ended September 30, 2015 primarily as a result of paying the warrant liability of $720,000.

In November 2014, the Company entered into a term loan in the amount of $1,200,000 with Bank of America. The term loan is for three years, and matures in November 2017. Monthly payments are at $36,551 including interest at 6%. The term loan is collateralized by substantially all of the assets of the Company. At September 30, 2016 and March 31, 2016, the outstanding balances were $492,810 and $693,407, respectively. At September 30, 2016, $420,258 was classified as current.

In July 2015, the Company entered into a term loan in the amount of $18,000 with Bank of America. The term loan is for three years, and matures in July 2018. Monthly payments are at $536 including interest at 4.5%. The term loan is collateralized by substantially all of the assets of the Company. At September 30, 2016 and March 31, 2016, the outstanding balances were $11,293 and $14,211, respectively. At September 30, 2016, $6,043 was classified as current.

In March 2014, the Company entered into a loan with Ford Credit to purchase a van for the Company in the amount of $23,712. Such note has a term of five (5) years with an annual interest rate of 8.79% and monthly payments of $492.  The outstanding balances at September 30, 2016 and March 31, 2016 were $12,873 and $15,197, respectively. At September 30, 2016, $4,964 was classified as current.

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

In May 2016, BCA exercised its “put option” wherein BCA is exercising its right to have the Company purchase the warrants for 236,920 shares from BCA (see Notes 10 in Notes to Condensed Consolidated Financial Statements). The value of the warrants for the 236,920 shares of the Company’s common stock at the time of exercise was $720,000. The Company paid this amount from cash from operations in August 2016.

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

There was no significant impact on the Company’s operations as a result of inflation for the three months ended September 30, 2016.

These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2016, filed with the SEC on June 29, 2016 (the “Annual Report”).

Off-Balance Sheet Arrangements

As of September 30, 2016, the Company had no material off-balance sheet arrangements.

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

On May 23, 2016, the Company filed a motion for summary judgment based on Aeroflex’s lack of jurisdictional standing to bring the case. The motion asserts that Aeroflex does not own the intellectual property at issue since it is a bare licensee of Northrop Grumman. Northrop Grumman had declined to join this suit as a plaintiff. As such, it is our contention that Aeroflex lacks standing to sue alone. Also, the motion raises the fact that in December 2011 Aeroflex allowed the license to expire, so that Aeroflex’s claims are either moot or it lacks standing to sue for damages allegedly accruing after the license ended. The Company believes we have a solid legal position and the summary judgement motion was heard on August 25, 2016. The Company is still waiting for a decision from the court on this motion. The June 2, 2016 Amended Supplemental Modified Scheduling Order has the trial date set for February 13, 2017 and is estimated to last three weeks, but this date may be subject to postponement. The Company is optimistic as to the outcome of this litigation. However, the outcome of any litigation is unpredictable and an adverse decision in this matter could have a material adverse effect on our financial condition, results of operations or liquidity.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company’s equity securities during the quarter ended September 30, 2016 other than those previously reported in a Current Report on Form 8-K.

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

TEL-INSTRUMENT ELECTRONICS CORP.

Date: November 9, 2016	By:	/s/ Jeffrey C. O’Hara
Name: Jeffrey C. O’Hara
Title: Chief Executive Officer Principal Executive Officer

Date: November 9, 2016	By:	/s/ Joseph P. Macaluso
Name: Joseph P. Macaluso
Title: Principal Financial Officer Principal Accounting Officer