Form 10-Q
period 2016-12-31
TEL INSTRUMENT ELECTRONICS CORP
filed 2017-02-14
CIK 96885

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2016

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

As of February 7, 2017 there were 3,255,887 shares outstanding of the registrant’s common stock.

TEL-INSTRUMENT ELECTRONICS CORP.

PART I – FINANCIAL INFORMATION
Item 1.  Financial Statements.

TEL-INSTRUMENT ELECTRONICS CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2016	March 31, 2016
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$1,162,154	$972,633
Accounts receivable, net	1,057,931	1,454,361
Inventories, net	4,473,887	4,679,032
Prepaid expenses and other current assets	156,135	128,071
Deferred income tax asset	578,507	578,507
Total current assets	7,428,614	7,812,604

Equipment and leasehold improvements, net	135,379	193,518
Deferred income tax asset – non-current	1,747,617	2,065,126
Other long-term assets	33,509	36,871
Total assets	9,345,119	10,108,119

LIABILITIES & STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	396,225	418,255
Capital lease obligations – current portion	6,121	10,232
Accounts payable and accrued liabilities	2,102,141	2,401,500
Federal and state taxes payable	-	53,623
Deferred revenues – current portion	253,031	48,766
Accrued payroll, vacation pay and payroll taxes	612,517	836,589
Total current liabilities	3,370,035	3,768,965

Subordinated notes payable - related parties	-	25,000
Capital lease obligations – long-term	15,381	20,524
Long-term debt	3,696	304,560
Deferred revenues – long-term	307,230	172,703
Warrant liability – long-term	128,000	1,136,203
Other long-term liabilities	-	7,800
Total liabilities	3,824,342	5,435,755

Commitments

Stockholders’ equity:
Common stock, 4,000,000 shares authorized, par value $0.10 per share, 3,255,887 shares issued and outstanding, respectively	325,586	325,586
Additional paid-in capital	8,099,191	8,074,655
Accumulated deficit	(2,904,000)	(3,727,877)
Total stockholders’ equity	5,520,777	4,672,364
Total liabilities and stockholders’ equity	$9,345,119	$10,108,119

See accompanying notes to condensed consolidated financial statements.

TEL-INSTRUMENT ELECTRONICS CORP.
 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015

Net sales	$4,236,519	$5,970,865	14,654,917	$18,635,174
Cost of sales	2,602,268	3,936,108	9,318,425	12,541,656

Gross margin	1,634,251	2,034,757	5,336,492	6,093,518

Operating expenses:
Selling, general and administrative	865,370	767,923	2,652,252	2,517,487
Engineering, research and development	615,007	541,502	1,783,655	1,477,290
Total operating expenses	1,480,377	1,309,425	4,435,907	3,994,777

Income from operations	153,874	725,332	900,585	2,098,741

Other income (expense):
Amortization of deferred financing costs	(1,359)	(1,357)	(4,072)	(4,072)
Change in fair value of common stock warrants	37,000	(246,751)	288,203	(697,579)
Interest expense	(11,620)	(23,687)	(46,953)	(79,156)
Total other income (expense)	24,021	(271,795)	237,178	(780,807)

Income before income taxes	177,895	453,537	1,137,763	1,317,934

Income tax expense	36,382	226,951	313,886	612,816

Net income	$141,513	$226,586	$823,877	$705,118

Basic income (loss) per common share	$0.04	$0.07	$0.25	$0.22
Diluted income per common share	$0.03	$0.07	$0.23	$0.22

Weighted average shares outstanding:
Basic	3,255,887	3,256,887	3,255,887	3,256,887
Diluted	3,265,135	3,261,690	3,266,532	3,261,955

See accompanying notes to condensed consolidated financial statements.

TEL-INSTRUMENT ELECTRONICS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	December 31, 2016	December 31, 2015

Cash flows from operating activities:
Net income	$823,877	$705,118
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	317,509	612,816
Depreciation and amortization	95,209	122,399
Provision for bad debts	-	1,205
Provision for inventory obsolescence	20,000	35,713
Amortization of deferred financing costs	4,072	4,072
Change in fair value of common stock warrant	(288,203)	697,579
Non-cash stock-based compensation	24,536	23,546

Changes in assets and liabilities:
Decrease in accounts receivable	396,430	596,529
Decrease (increase) in inventories	185,145	(812,003)
(Increase) decrease in prepaid expenses & other assets	(28,774)	28,393
Decrease in accounts payable and other accrued expenses	(299,359)	(1,238,440)
Decrease in federal and state taxes	(53,623)	-
(Decrease) increase in accrued payroll, vacation pay & withholdings	(224,072)	215,019
Increase in deferred revenues	338,792	5,401
Decrease in other long-term liabilities	(7,800)	(18,900)
Net cash generated by operating activities	1,303,739	978,447

Cash flows from investing activities:
Purchases of equipment	(37,070)	(45,041)
Net cash used in investing activities	(37,070)	(45,041)

Cash flows from financing activities:
Proceeds from bank loan	-	18,000
Payment of warrant liability	(720,000)	-
Repayment of long-term debt	(322,894)	(290,937)
Repayment of subordinated notes - related parties	(25,000)	(205,000)
Repayment of capitalized lease obligations	(9,254)	(12,348)
Net cash used in financing activities	(1,077,148)	(490,285)

Net (decrease) increase in cash and cash equivalents	189,521	443,121
Cash and cash equivalents at beginning of period	972,633	185,932
Cash and cash equivalents at end of period	$1,162,154	$629,053

Supplemental cash flow information:
Taxes paid	$87,374	$-
Interest paid	$107,768	$47,793

See accompanying notes to condensed consolidated financial statements.

TEL-INSTRUMENT ELECTRONICS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 – Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of Tel-Instrument Electronics Corp. (the “Company” or “TIC”) as of December 31, 2016, the results of operations for the three and nine months ended December 31, 2016 and December 31, 2015, and statements of cash flows for the nine months ended December 31, 2016 and December 31, 2015.  These results are not necessarily indicative of the results to be expected for the full year.  The financial statements have been prepared in accordance with the requirements of Form 10-Q and consequently do not include disclosures normally made in an Annual Report on Form 10-K.  The March 31, 2016 balance sheet included herein was derived from the audited financial statements included in the Company’s Annual Report on Form 10-K as of that date.  Accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2016, as filed with the United States Securities and Exchange Commission (the “SEC”) on June 29, 2016 (the “Annual Report).

Note 2 – Summary of Significant Accounting Policies

During the nine months ended December 31, 2016, there have been no material changes in the Company’s significant accounting policies to those previously disclosed in the Annual Report.

Note 3 – Accounts Receivable, net

The following table sets forth the components of accounts receivable:

	December 31, 2016	March 31, 2016
Government	$927,997	$1,343,477
Commercial	137,434	118,384
Less: Allowance for doubtful accounts	(7,500)	(7,500)
	$1,057,931	$1,454,361

Note 4 – Inventories, net

Inventories consist of:

	December 31, 2016	March 31, 2016

Purchased parts	$2,999,640	$3,420,249
Work-in-process	1,491,461	1,446,293
Finished goods	292,786	102,490
Less: Inventory reserve	(310,000)	(290,000)
	$4,473,887	$4,679,032

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

TEL-INSTRUMENT ELECTRONICS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 5 – Net Income per Share (continued)

	Three Months Ended	Three Months Ended
	December 31, 2016	December 31, 2015
Basic net income per share computation:
Net income	$141,513	$226,586
Weighted-average common shares outstanding	3,255,887	3,256,887
Basic net income per share	$0.04	$0.07
Diluted net income per share computation
Net income	$141,513	$226,586
Less: Change in fair value of warrants	37,000	-
Diluted income	$104,513	226,586
Weighted-average common shares outstanding	3,255,887	3,256,887
Incremental shares attributable to the assumed exercise of outstanding stock options and warrants	9,248	4,803
Total adjusted weighted-average shares	3,265,135	3,261,690
Diluted net income per share	$0.03	$0.07

	Nine Months Ended	Nine Months Ended
	December 31, 2016	December 31, 2015
Basic net income per share computation:
Net income	$823,877	$705,118
Weighted-average common shares outstanding	3,255,887	3,256,887
Basic net income per share	$0.25	$0.22
Diluted net income per share computation
Net income	$823,877	$705,118
Change in fair value of warrants	70,000	-
Diluted income	$753,877	705,118
Weighted-average common shares outstanding	3,255,887	3,256,887
Incremental shares attributable to the assumed exercise of outstanding stock options and warrants	10,645	5,068
Total adjusted weighted-average shares	3,266,532	3,261,955
Diluted net income per share	$0.23	$0.22

The following table summarizes securities that, if exercised, would have an anti-dilutive effect on earnings per share:

	December 31, 2016	December 31, 2015
Stock options	71,000	80,000
Warrants	-	286,920
	71,000	366,920

TEL-INSTRUMENT ELECTRONICS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 6 – Long-Term Debt

Term Loans with Bank of America

In November 2014, the Company entered into a term loan in the amount of $1,200,000 with Bank of America. The term loan is for three years, and matures in November 2017. Monthly payments are at $36,551 including interest at 6%. The term loan is collateralized by substantially all of the assets of the Company. At December 31, 2016 and March 31, 2016, the outstanding balances were $390,113 and $693,407, respectively. At December 31, 2016, $390,113 was classified as current.

In July 2015, the Company entered into a term loan in the amount of $18,000 with Bank of America. The term loan is for three years, and matures in July 2018. Monthly payments are at $536 including interest at 4.5%. The term loan is collateralized by substantially all of the assets of the Company. At December 31, 2016 and March 31, 2016, the outstanding balances were $9,808 and $14,211, respectively. At December 31, 2016, $6,112 was classified as current.

Automobile Loan

In March 2014, the Company entered into a loan with Ford Credit to purchase a van for the Company in the amount of $23,712. Such note has a term of five (5) years with an annual interest rate of 8.79% and monthly payments of $492.  During the three months ended December 31, 2016, the Company paid the remaining balance of this loan and the accrued interest. The outstanding balances at December 31, 2016 and March 31, 2016 were $-0- and $15,197, respectively.

Line of Credit

On March 21, 2016, the Company entered into a line of credit agreement with Bank of America, which expires March 31, 2017.  The line provides a revolving credit facility with borrowing capacity of up to $500,000. There are no covenants or borrowing base calculations associated with his line of credit. Interest on any outstanding balance is payable monthly at an annual interest rate equal to the LIBOR (London Interbank Offered Rates) Daily Floating plus 3.75 percentage points. The Company’s interest rate was 4.96% at December 31, 2016.  The line is collateralized by substantially all of the assets of the Company.  The Company has not made any borrowings against this line of credit. As of December 31, 2016, the remaining availability under this line is $500,000. The Company is currently negotiating an extension for this line of credit.

Note 7 – Deferred Revenues

In June 2016, the Company negotiated a settlement with a customer in the amount of $679,935 for price increases due to delays on a production release. Deferred revenues are recognized based upon the shipment of units under this contract. During the three and nine months ended December 31, 2016, the Company recognized $127,452 and $470,288, respectively, of this amount as revenues. As of December 31, 2016, the remaining deferred revenues related to the above-mentioned settlement amounted to $209,647.   It is expected that the most of this remaining amount will be recognized in the current fiscal year.

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

TEL-INSTRUMENT ELECTRONICS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 8 – Segment Information (continued)

The table below presents information about reportable segments within the avionics business for the three and six month periods ending December 31, 2016 and 2015:

Three Months Ended December 31, 2016	Avionics Government	Avionics Commercial	Avionics Total	Corporate Items	Total
Net sales	$3,771,384	$465,135	$4,236,519	$-	$4,236,519
Cost of sales	2,297,157	305,111	2,602,268	-	2,602,268
Gross margin	1,474,227	160,024	1,634,251	-	1,634,251

Engineering, research, and development			615,007	-	615,007
Selling, general and administrative			256,599	608,771	865,370
Amortization of deferred financing costs			-	1,359	1,359
Change in fair value of common stock warrants			-	(37,000)	(37,000)
Interest expense, net			-	11,620	11,620
Total expenses			871,606	584,750	1,456,356
Income (loss) before income taxes			$762,645	$(584,750)	$177,895

Three Months Ended December 31, 2015	Avionics Government	Avionics Commercial	Avionics Total	Corporate Items	Total
Net sales	$5,658,695	$312,170	$5,970,865	$-	$5,970,865
Cost of sales	3,709,998	226,110	3,936,108	-	3,936,108
Gross margin	1,948,697	86,060	2,034,757	-	2,034,757

Engineering, research, and development			541,502	-	541,502
Selling, general and administrative			203,249	564,674	767,923
Amortization of deferred financing costs			-	1,357	1,357
Change in fair value of common stock warrants			-	246,751	246,751
Interest expense, net			-	23,687	23,687
Total expenses			744,751	836,469	1,581,220
Income (loss) before income taxes			$1,290,006	$(836,469)	$453,537

Nine Months Ended December 31, 2016	Avionics Government	Avionics Commercial	Avionics Total	Corporate Items	Total
Net sales	$12,981,768	$1,673,149	$14,654,917	$-	$14,654,917
Cost of sales	8,067,636	1,250,789	9,318,425	-	9,318,425
Gross margin	4,914,132	422,360	5,336,492	-	5,336,492

Engineering, research, and development			1,783,655	-	1,783,655
Selling, general and administrative			946,589	1,705,663	2,652,252
Amortization of deferred financing costs			-	4,072	4,072
Change in fair value of common stock warrants			-	(288,203)	(288,203)
Interest expense, net			-	46,953	46,953
Total expenses			2,730,244	1,468,485	4,198,729
Income (loss) before income taxes			$2,606,248	$(1,468,485)	$1,137,763

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

The tax effect of temporary differences, primarily net operating loss carryforwards, asset reserves and accrued liabilities, gave rise to the Company’s deferred tax asset in the accompanying December 31, 2016 and March 31, 2016 condensed consolidated balance sheets.  Deferred income taxes are recognized for the tax consequence of such temporary differences at the enacted tax rate expected to be in effect when the differences reverse.

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

December 31, 2016	Level I	Level II	Level III	Total
Total Assets	$-	$-	$-	$-

Warrant liability	-	-	128,000	128,000
Total Liabilities	$-	$-	$128,000	$128,000

March 31, 2016	Level I	Level II	Level III	Total
Total Assets	$-	$-	$-	$-

Warrant liability	-	-	1,136,203	1,136,203
Total Liabilities	$-	$-	$1,136,203	$1,136,203

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 10 – Fair Value Measurements (continued)

The following table provides a summary of the changes in fair value of our Level 3 financial liabilities from March 31, 2016 through September 30, 2016, as well as the portion of gains or losses included in income attributable to unrealized gains or losses related to the liability held at September 30, 2016:

Level 3 Reconciliation	Balance at beginning of period	(Gains) and losses for the period (realized and unrealized)	Purchases, issuances, sales and settlements, net	Transfers in or out of Level 3	Balance at the end of period
Warrant liability	$1,136,203	$(288,203)	$(720,000)	$-	$128,000
Total Liabilities	$1,136,203	$(288,203)	$(720,000)	$-	$128,000

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

The value of the warrants for the 236,920 shares of the Company’s common stock at the time of exercise was $720,000, and the Company paid this amount using cash from operations in August 2016, thereby extinguishing the warrant liability with BCA. The warrant liability for these warrants was $-0- at December 31, 2016 as compared to $938,203 at March 31, 2016.

Upon payment to BCA, the Company has remaining warrants with an outside investor to purchase 50,000 shares of the Company’s common stock at an exercise price of $3.35 per share or exercising the “put option” to the Company in the same fashion as BCA. The warrant liability of the 50,000 warrants was $128,000 at December 31, 2016 as compared to $198,000 at March 31, 2016.

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

On May 23, 2016, the Company filed a motion for summary judgment based on Aeroflex’s lack of jurisdictional standing to bring the case. The motion asserts that Aeroflex does not own the intellectual property at issue since it is a bare licensee of Northrop Grumman. Northrop Grumman had declined to join this suit as a plaintiff. As such, it is our contention that Aeroflex lacks standing to sue alone. Also, the motion raises the fact that in December 2011 Aeroflex allowed the license to expire, so that Aeroflex’s claims are either moot or it lacks standing to sue for damages allegedly accruing after the license ended. The Kansas court has rejected this summary judgment motion but has not yet issued a written opinion detailing its reasoning. On January 4, 2017, the Company filed a summary judgment motion on the merits of the issues in dispute. This motion is scheduled to be heard on February 9, 2017. The current Scheduling Order has the trial date set for February 27, 2017 and is estimated to last three weeks. The Company is optimistic as to the outcome of this litigation. However, the outcome of any litigation is unpredictable and an adverse decision in this matter could have a material adverse effect on our financial condition, results of operations or liquidity.

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

TEL-INSTRUMENT ELECTRONICS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 13 – New Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09 (“Improvements to Employee Share-Based Payment Accounting”) which simplifies several aspects of accounting for share-based payment transactions including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The new standard is effective for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years with early adoption permitted. The Company does not believe that the adoption of this standard will have a material impact on the Company’s consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, which is an update to Topic 740, “Income Taxes”. The update will require that all deferred tax assets and liabilities be classified as non-current. The update is effective for fiscal years, and the interim periods within those years, beginning after December 15, 2016. ASU 2015-17 will have a material impact on the Company’s balance sheet, as the deferred tax reported as a current asset will be reported as a non-current asset once the update is effective, resulting in a decrease to the Company’s current ratio. As of December 31, 2016, the Company reported $578,507 of deferred tax as a current asset. It will not have any material impact on the Company’s results of operations.

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

Overview

The Company believes it has built a solid position in the Mode 5 IFF and TACAN test set market and these products should be very competitive in both the domestic and overseas markets. We believe that we are well positioned as our CRAFT and TS-4530A flight-line test sets have been endorsed by the U.S. military, and we have already delivered test sets into 18 international markets. We have intensified our marketing efforts and increased our investment in research and development. We continue to emphasize the importance of capturing the majority share of the large IFF international market which we believe could generate substantial revenues starting in the 2017/2018 fiscal year timeframe, and we have been working with international partners to ensure that we are well-positioned in this market. The new T-47M5 Mode 5 IFF test set will be a cost effective upgrade option for our large installed base of Mode 4 test sets and we have seen substantial interest in this test set from a number of countries. Our business development team met with several European customers in January 2017, relating to possible Mode 5 orders that could be issued starting in the summer of 2017.  All allied counties have a drop dead date of January 1, 2020 for Mode 5 capability; as a result, we believe that this international Mode 5 business to remain strong for at least the next three years.

Gross margin percentage is expected to remain well below our historical 50% average for the remainder of the current fiscal year as the TS-4530A products were bid competitively at tight margins. We believe our revenues should benefit from the TS-4530A SET production, but TS-4530A KITS production as well as the ITATS program have been completed. Our balance sheet remains strong, and we have paid off the warranty liability to BCA Mezzanine Fund LLP (”BCA”). The expectation is that we will significantly improve our gross margins beginning next fiscal year with a goal of returning to our traditional 50% gross margin levels. As such, we believe the key will be to secure sufficient high margin business with our existing and new products to maintain a reasonable backlog. The timing of these new orders is largely out of our hands so we expect to see increased volatility in our quarterly revenues starting in fiscal year 2018.

We believe the real long-term growth potential for the Company is in our new line of modular hand-held test sets. This provides us with the opportunity to expand out of our relatively narrow avionics test market niche and enter the much larger secure communications radio test market. We are actively working to line up partners to enter this growth market and we believe that our new hardware platform provides unmatched capabilities in a market leading form factor. Prototypes of this new test set were demonstrated at the January 18, 2017 Annual Meeting. The Company is also evaluating upcoming U.S. Navy requirements, and expects at least one large competitive solicitation will be issued in the next 12 months for a product in our technical area of expertise. We are also working closely with our other military customers on new potential market opportunities that will be needed to maintain our sales and profitability growth.

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

On March 21, 2016, the Company entered into a line of credit agreement with Bank of America, which expires March 31, 2017.  The line provides a revolving credit facility with borrowing capacity of up to $500,000. There are no covenants or borrowing base calculations associated with his line of credit. Interest on any outstanding balance is payable monthly at an annual interest rate equal to the LIBOR (London Interbank Offered Rates) Daily Floating plus 3.75 percentage points. The Company’s interest rate was 4.96% at December 31, 2016.  The line is collateralized by substantially all of the assets of the Company.  The Company has not made any borrowings against this line of credit. As of December 31, 2016, the remaining availability under this line is $500,000. The Company is currently negotiating an extension for this line of credit.

In May 2016, BCA exercised its “put option” wherein BCA is exercising its right to have the Company purchase the warrants for 236,920 shares from BCA. The value of the warrants for the 236,920 shares of the Company’s common stock at the time of exercise was $720,000. The Company paid this off in full from cash from operations in August 2016.

At December 31, 2016, the Company’s backlog of orders was approximately $5 million as compared to $11.6 million at March 31, 2016. For the first nine months of fiscal year 2017, the Company had bookings in the amount of $8.7 million. International Mode 5 orders represented less than $250,000 of this total, but orders for International Mode 5 units are expected to pick up in the 2017/2018 calendar year timeframe.

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

Results of Operations

Sales

For the three months ended December 31, 2016, total net sales decreased $1,734,346 (29.0%) to $4,236,519, as compared to $5,970,865 for the three months ended December 31, 2015. Avionics government sales decreased $1,887,311 (33.4%) to $3,771,384 for the three months ended December 31, 2016, as compared to $5,658,695 for the three months ended December 31, 2015. The decrease in sales is mostly attributed to the decrease in shipment of the U.S. Army TS-4530A KITS, CRAFT and ITATS units associated with the U.S. Navy programs, which contracts have now been completed. This decrease is partially offset by the shipment of the TS-4530A SETS and CRAFT units sold to Lockheed Martin for the Joint Strike Fighter (“JSF”) program and to other customers as well as an increase in sales for our legacy products.  Commercial sales increased $152,965 (49.0%) to $465,135 for the three months ended December 31, 2016 as compared to $312,170 for the three months ended December 31, 2015. This increase is attributed to the increased sales of the TR-220 and our recently introduced TR-36.

For the nine months ended December 31, 2016, total net sales decreased $3,980,257 (21.4%) to $14,654,917, as compared to $18,635,174 for the nine months ended December 31, 2015. Avionics government sales decreased $4,266,998 (24.7%) to $12,981,768 for the nine months ended December 31, 2016, as compared to $17,248,766 for the nine months ended December 31, 2015. The decrease in sales is mostly attributed to the decrease in shipment of the U.S. Army TS-4530A KITS, CRAFT and ITATS units associated with the U.S. Navy programs, which contracts have now been completed. These decrease partially offset by the shipment of the TS-4530A SETS and CRAFT units sold to Lockheed Martin for the Joint Strike Fighter (“JSF”) program and to other customers. Commercial sales increased $286,741 (20.7%) to $1,673,149 for the nine months ended December 31, 2016 as compared to $1,386,408 for the nine ended December 31, 2015. This increase is attributed to the sales of our recently introduced TR-36 Nav/Comm test set as well as increase in sales of the TR-220.

Gross Margin

Gross margin decreased $400,506 (19.7%) and $757,026 (12.4%) to $1,634,251 and $5,336,492, respectively, for the three and nine months ended December 31, 2016 as compared to $2,034,757 and $6,093,518, respectively, for the three and nine months ended December 31, 2015. This decrease is mostly attributed to the lower volume offset partially by increased prices on CRAFT and the change in sales mix. The gross margin percentage for the three months ended December 31, 2016 was 38.6%, as compared to 34.1% for the three months ended December 31, 2015. The gross margin percentage for the nine months ended December 31, 2016 was 36.4%, as compared to 32.7% for the nine months ended December 30, 2015.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued).

Results of Operations (continued)

Operating Expenses

Selling, general and administrative expenses increased $97,447 (12.7%) to $865,370 for the three months ended December 31, 2016, as compared to $767,923 for the three months ended December 31, 2015. This increase was primarily attributed to higher litigation expenses associated with the Aeroflex Wichita, Inc. (“Aeroflex”) litigation and the favorable settlement of an accrued liability in the prior year, which lowered operating expenses in the prior year, offset by lower salaries and accrued profit sharing expense and lower commission expense. Litigation and expert witness expenses associated with the Aeroflex action were $287,490 for the three months ended December 31, 2016 as compared to $150,289 for the same period last year.

Selling, general and administrative expenses increased $134,765 (5.4%) to $2,652,252 for the nine months ended December 31, 2016, as compared to $2,517,487 for the nine months ended December 31, 2015. This increase was primarily attributed to higher legal costs and the favorable settlement of an accrued liability in the prior year, which lowered operating expenses in the prior year, offset by lower salaries and accrued profit sharing expense and lower commission expense. Litigation and expert witness expenses associated with the Aeroflex action were $619,330 for the nine months ended December 31, 2016 as compared to $328,441 for the same period last year.

Engineering, research and development expenses increased $73,505 (13.6%) and $306,365 (20.7%) to $615,007 and $1,783,655, respectively, for the three and nine months ended December 31, 2016, as compared to $541,502 and $1,477,290, respectively, for the three and nine months ended December 31, 2015. The Company continues to invest in new products by taking advantage of our CRAFT and TS-4530A technology to develop smaller hand-held products, which will broaden our product line for both commercial and military applications. We also introduced a new commercial Nav/Comm test set earlier this calendar year. This is a large and important market segment for the Company, and we are optimistic that this new product will help us regain market share in this segment. We have added additional personnel to research and development activities to accelerate our time to market.

Income from Operations

As a result of the above, the Company recorded income from operations of $153,874 and $900,585, respectively, for the three and nine months ended December 31, 2016, as compared to income from operations of $725,332 and $2,098,741, respectively, for the three and nine months ended December 31, 2015.

Other Income (Expense), Net

For the three and nine months ended December 31, 2016, total other income was $24,021 and $237,178, respectively, as compared to other expense of $271,795 and $780,807 for the three and nine months December 31, 2015. This increase in other income is primarily due to the gain of on the change in the valuation of common stock warrants as compared to a significantly higher loss on the change in valuation of common stock warrants for the same periods in the prior fiscal year.

Income before Income Taxes

As a result of the above, the Company recorded income before taxes of $177,895 and $1,137,763, respectively, for the three and nine months ended December 30, 2016, as compared to income before taxes of $453,537 and $1,317,934, respectively, for the three and nine months ended December 31, 2015.

Income Tax Provision/Benefit

For the three and nine months ended December 31, 2016, the Company recorded an income tax provisions of $36,382 and $313,886, respectively, as compared to an income tax provisions of $226,951 and $612,816, respectively, for the three and nine months ended December 31, 2015.  It should be noted that as a result of the Company’s net operating loss carryforwards, it will not be paying significant taxes this year, and, as such, the provision for taxes represents a reduction of our deferred tax asset and not a liability to pay taxes.

Net Income

As a result of the above, the Company recorded net income of $141,513 and $823,877, respectively, for the three and nine months ended December 31, 2016, as compared to net income of $226,586 and $705,118, respectively, for the three and nine months ended December 31, 2015.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued).

Liquidity and Capital Resources

At December 31, 2016, the Company had net working capital of $4,058,579 as compared to $4,043,639 at March 31, 2016. Working capital continues to be strong even after paying the $720,000 warrant liability and continuing to pay down its loan to the bank.

During the six months ended December 31, 2016, the Company’s cash balance increased by $189,521 to $1,162,154.  The Company’s principal sources and uses of funds were as follows:

Cash provided by operating activities. For the nine months ended December 31, 2016, the Company generated $1,303,739 in cash for operations as compared to generating $978,447 in cash for operations for the nine months ended December 31, 2015.  This increase in cash from operations is the result of the increase deferred revenues and the decrease inventories and lower change in accounts payable and accrued liabilities offset partially by lower account receivable, lower operating income and decrease in accrued payroll, vacation pay and payroll withholdings.

Cash used in investing activities.  For the nine months ended December 31, 2016, the Company used $37,070 of its cash for investment activities, as compared to $45,041 for the nine months ended December 31, 2015 as a result of a decrease in the purchase of capital equipment.

Cash used in financing activities. For nine months ended December 31, 2016, the Company used $1,077,148 in financing activities as compared to using $490,285 for the nine months ended December 31, 2015 primarily as a result of paying the warrant liability of $720,000 and $322,894 of bank debt.

In November 2014, the Company entered into a term loan in the amount of $1,200,000 with Bank of America. The term loan is for three years, and matures in November 2017. Monthly payments are at $36,551 including interest at 6%. The term loan is collateralized by substantially all of the assets of the Company At December 31, 2016 and March 31, 2016, the outstanding balances were $390,113 and $693,407, respectively. At December 31, 2016, $390,113 was classified as current.

In July 2015, the Company entered into a term loan in the amount of $18,000 with Bank of America. The term loan is for three years, and matures in July 2018. Monthly payments are at $536 including interest at 4.5%. The term loan is collateralized by substantially all of the assets of the Company.  At December 31, 2016 and March 31, 2016, the outstanding balances were $9,808 and $14,211, respectively. At December 31, 2016, $6,112 was classified as current.

In March 2014, the Company entered into a loan with Ford Credit to purchase a van for the Company in the amount of $23,712. Such note has a term of five (5) years with an annual interest rate of 8.79% and monthly payments of $492.  During the three months ended December 31, 2016, the Company paid the remaining balance of this loan and the accrued interest. The outstanding balances at December 31, 2016 and March 31, 2016 were $-0- and $15,197, respectively.

On March 21, 2016, the Company entered into a line of credit agreement with Bank of America, which matures on March 31, 2017.  The line provides a revolving credit facility with borrowing capacity of up to $500,000. There are no covenants or borrowing base calculations associated with this line of credit. Interest on any outstanding balance is payable monthly at an annual interest rate equal to the LIBOR (London Interbank Offered Rates) Daily Floating plus 3.75 percentage points. The Company’s interest rate was 4.96% at December 31, 2016.   The line is collateralized by substantially all of the assets of the Company.  The Company has not made any borrowings against this line of credit. As of December 31, 2016, the remaining availability under this line is $500,000. The Company is currently negotiating an extension for this line of credit.

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

There was no significant impact on the Company’s operations as a result of inflation for the nine months ended December 31, 2016.

These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2016, filed with the SEC on June 29, 2016 (the “Annual Report”).

Off-Balance Sheet Arrangements

As of December 31, 2016, the Company had no material off-balance sheet arrangements.

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

On May 23, 2016, the Company filed a motion for summary judgment based on Aeroflex’s lack of jurisdictional standing to bring the case. The motion asserts that Aeroflex does not own the intellectual property at issue since it is a bare licensee of Northrop Grumman. Northrop Grumman had declined to join this suit as a plaintiff. As such, it is our contention that Aeroflex lacks standing to sue alone. Also, the motion raises the fact that in December 2011 Aeroflex allowed the license to expire, so that Aeroflex’s claims are either moot or it lacks standing to sue for damages allegedly accruing after the license ended. The Kansas court has rejected this summary judgment motion but has not yet issued a written opinion detailing its reasoning. On January 4, 2017, the Company filed a summary judgment motion on the merits of the issues in dispute. This motion is scheduled to be heard on February 9, 2017. The current Scheduling Order has the trial date set for February 27, 2017 and is estimated to last three weeks. The Company is optimistic as to the outcome of this litigation. However, the outcome of any litigation is unpredictable and an adverse decision in this matter could have a material adverse effect on our financial condition, results of operations or liquidity.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company’s equity securities during the quarter ended December 31, 2016 other than those previously reported in a Current Report on Form 8-K.

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

TEL-INSTRUMENT ELECTRONICS CORP.

Date: February 14, 2017	By:	/s/ Jeffrey C. O’Hara
Name: Jeffrey C. O’Hara
Title: Chief Executive Officer Principal Executive Officer

Date: February 14, 2017	By:	/s/ Joseph P. Macaluso
Name: Joseph P. Macaluso
Title: Principal Financial Officer Principal Accounting Officer