Form 10-K
period 2017-03-31
TEL INSTRUMENT ELECTRONICS CORP
filed 2017-07-14
CIK 96885

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the fiscal year ended March 31, 2017

Commission File No. 001-31990

TEL-INSTRUMENT ELECTRONICS CORP.
(Exact name of Registrant as specified in its charter)

New Jersey	22-1441806
(State of incorporation)	(IRS Employer Identification Number)

One Branca Road East Rutherford, New Jersey	07073
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:   (201) 933-1600

Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Name of Exchange on Which Registered
Common Stock $.10 par value	NYSE - MKT

Indicate by checkmark if registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒

Indicate by checkmark if registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☒

Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer,  smaller  reporting  company,  or an emerging  growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company”  in  Rule  12b-2  of the Exchange Act.
Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company,  indicate  by  check mark if  the registrant  has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided  pursuant  to Section  7(a)(2)(B) of  the Securities Act.  ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Act).  Yes ☐ No ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates on September 30, 2016 (the last business day of our most recently completed second fiscal quarter) was $6,606,534 based on the closing price of $4.65 on September 30, 2016.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 3,255,887 shares of common stock, par value $0.10 per share, were outstanding as of July 7, 2017.

TEL-INSTRUMENT ELECTRONICS CORP.

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

•        the final amount of damages related to the Aeroflex litigation;

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

It is important that we capture the major share of the large international IFF market, which should generate revenues starting in the 2018 fiscal year timeframe, but we expect the majority of orders in fiscal year 2019. We believe that we are well positioned as our CRAFT and TS-4530A flight-line test sets have been endorsed by the U.S. military and as we have already delivered test sets into 18 international markets. Our new T-47M5 Mode Test Set (discussed below) should also provide another opportunity to increase sales in the international markets.

The commercial avionics industry is undergoing a great deal of change and we believe our new lightweight, hand-held products that we are planning to introduce in fiscal year 2018 will generate increased market share at very attractive gross margin levels. The technology for the hand-held product will provide a platform for future products. We are also working closely with our military customers on new potential market opportunities that will be needed to maintain our sales and profitability.

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

Item 1.         Business (continued)

General (continued)

Communications/Navigation (COMM/NAV) Radio Frequency (RF) Avionics Flight line Tester”) (“CRAFT”) (AN/USM-708 and AN/USM-719) with the U.S. Navy (continued)

The initial contract was for 1,200 test sets with a contract value of approximately $31 million.  The Company received orders for all 1,200 test sets, as well as approximately $4.7 million for testing, documentation and qualification units.  In October 2013, the Company received an additional award for CRAFT products with a maximum value of $9.5 million. This contract was in support of the U.S. Navy, U.S. Marine Corps, U.S. Army and various Foreign Military Sales customers under the Foreign Military Sales program. This brought the total contract value and orders received to over $40 million. The Company has delivered all units ordered on this program.

We believe that the CRAFT test set also has significant potential for sales into the balance of the U.S. Military, NATO, and internationally, as the new Mode 5 IFF systems are installed in overseas aircraft platforms.

The Joint Strike Fighter (“JSF”) program is expected to generate significant CRAFT orders as this program ramps up limited rate production. The Company has already received orders from Lockheed Martin for the AN/USM-708 units, for the JSF Program, totaling approximately $5 million. Sikorsky has also indicated that it will be ordering CRAFT test sets for its new helicopters. The Company also receives orders from other customers for this product.

TS-4530A IFF test set with the U.S. Army Aviation and Missile Command

In February 2009, the Company was awarded a firm fixed price indefinite-delivery/indefinite-quantity (“IDIQ”) contract by the U.S. Army Aviation and Missile Command with a maximum dollar value of approximately $44 million, depending on the number of units purchased (see Item 3, Legal Proceedings). Management believes that this award, in conjunction with our U.S. Navy CRAFT Mode 5 program, provides Tel with market leadership in the Mode 5 IFF flight-line test business and should provide a constant revenue stream going forward. This program takes full advantage of the significant investment that the Company has made in its proprietary Mode 5 technology.

The program was for Mode 5 conversion kits and new IFF test sets, which incorporate the Company’s proprietary electronics and IFF technology in addition to Mode S Enhanced Surveillance (“EHS”) and Automatic Dependent Surveillance - Broadcast (“ADS-B”) test functionality. The Company has received approximately $26.9 million in delivery orders on the TS-4530A program out of a maximum contract value of approximately $44 million. The Company completed shipment of this contract during the first quarter of fiscal year 2018.

The Company continues to explore opportunities for this product in both the domestic and international markets and has received orders for 98 test sets at a value of $2.2 million outside the contract with the U.S. Army as well as an additional order from the U.S. Army for 15 additional test sets with a value of $340,000.

Intermediate Level TACAN Test Set (“ITATS”) ((AN/ARM-206) with the U.S. Navy)

The AN/ARM-206 or ITATS is a bench test set combining advanced digital technology with state of the art automated testing capabilities. The ITATS product is a fully automated TACAN test set for use in U.S. Navy Intermediate Level repair locations. This product represents an important expansion to Tel’s current product line, and the automated testing capabilities will provide a significant labor savings benefit to our customers. This contract with the U.S. Navy was 102 units with a contract value of $5.3 million. As of March 31, 2017, the Company had shipped all of the units under this contract.

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

As of March 31, 2017, the Company had shipped all of the units under this contract.

We also continue to market this unit to other domestic and international customers and have received interest in this test set from both the U.S. Air Force and various international customers.

Item 1.         Business (continued)

General (continued)

Commercial Legacy Products

The TR-220 Test Set provides test capability for Traffic and Collision Avoidance Systems (TCAS), Distance Measuring Equipment (DME) and Transponders (Modes A, C, and S). The TR-220 features state-of-the-art design technology.  Microprocessor control results in easy-to-use operation that requires minimum amounts of training. Setup menu allows storage of various test parameters to facilitate quick recall of test conditions.

The T-30D Ramp Test Set is an easy to use and rugged Test Set designed to fully test VOR/GS/LOC & MB equipment. With fully variable signals, the operator can test and verify a wide range of navigation equipment. The built in battery and charging unit makes it easy to maintain and its all-weather, rugged design allows it to be utilized in any environment.

Military Legacy Products

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

The T-47NC and T-47NH Multifunction Ramp Test Set is a battery powered portable unit used to test the operation of Transponders and Interrogators including: Mode S Transponders, TCAS Interrogators, and TACAN/DME equipment that are installed in aircraft and other vehicles. Tests of both Transponders and Interrogators can be performed by using the T-47NC/NH directional antenna to radiate to and from the unit-under-test (UUT) or by directly connecting to the UUT antenna port. The T-47N provides test capability for Mode S Elementary and Enhanced Surveillance.  The T-47N can receive and display information contained in Mode S DF-17 Extended Squitter (ADS-B). The T-47NC/NH is self-contained comprising of a built-in battery charger, and all accessories are neatly stored within the removable cover. It has an easy to understand front panel interface controlled by the use of toggle switches with an easy to read display that makes use simple and requires little or no training. The supplied directional antenna with an active LED and optical sight is used for both interrogator and transponder testing. The battery is installed and removable through the front panel.  This test set utilizes a KIR/KIT computer module or interchange kit with a KIV-6 module which fits neatly in the provided bay.

The T-47G Multi-Function Ramp Test Set, with EHS, is a battery powered portable unit used to test Interrogators, Transponders including Mode S and IFF, TACAN/DME, and TCAS equipment which are installed in aircraft and other vehicles. Tests of both Transponders and Interrogators can be performed by using the supplied Directional Antenna to radiate signals to or from the Unit under Test (UUT), or by directly connecting to the UUT antenna port. The T-47G is completely self-contained comprising of a built-in battery charger and all accessories stored within the removable cover. An easy to understand and operate front panel interface, controlled by the use of toggle switches, and an easy to read display, makes use simple and requires little or no training. The Directional Antenna with an active LED display and optical sight is used for both Interrogator and Transponder testing. The battery is installed and removable through the front panel.

The TR-100AF is an easy to operate and rugged ramp test set used to verify airborne TACAN equipment. This test set has full selectability of bearing, range, frequency, and velocity to custom program TACAN test scenarios. The test set has a built-in battery charger with front panel access as well as direct connect capabilities for accurate measurements of power and frequency.

The AN/APM-480A Transponder, Interrogator, TCAS Test Set provides unsurpassed reliability, accurate testing of airborne Transponders, Interrogators, and TCAS systems. Proven “In the Field” ruggedness, an easy to use operator interface and displayed results will provide the operator with unrivaled capability and results.

Item 1.         Business (continued)

General (continued)

New Products

TIC continues to invest in new products and recently introduced the TR-36, a new commercial Nav/Comm test set and has invested significant dollars in its new lightweight hand-held design.

The recently introduced TR-36 NAV/COMM/ELT/EPIRB Test Set TR-36 provides comprehensive ramp testing in an user-friendly, light weight high-precision instrument for rapid functional testing of VOR, LOC/GS, MB, and VHF COMM (AM/FM), ELT and EPIRB avionic equipment all in a weather proof package with color display. The commercial market is a large and important market segment for TIC and we are optimistic that this new product will help us regain a significant market share in this segment. Tel is known for our intuitive and innovative user interface, and is now updated to include ELT, EPIRB and SECAL. The TR-36 has long battery life, a rugged and light weight package and an easy to see and use color front screen. The TR-36 packs all of the latest features with excellent reliability, performance and resolution of all measured or transmitted parameters.

The T-47/M5 (TIC’s newest test set) has capabilities that allow full testing, simulation and analysis of the following systems: Interrogator/Transponder Test set for Modes 1, 2, 3A, C, S, EHS, ADS-B TX and RX (compliant) with 4 and Mode 5, TCAS I, II and E-TCAS. Comprehensive testing of TACAN Receiver Transmitters in A/A, G/A, and A/A BCN.  Direct Connect and over the Air options. Utilizing the KIV-77 Crypto appliqué (not included) for Mode 4 & Mode 5 testing and built in USB connection available for remote diagnostic testing and download of test results to a PC.  This test set will also be available in kit form as a Mode 5 upgrade to our large base of installed Mode 4 IFF test sets. Test set features include:

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
• Large Full Color Display with User Friendly easy to navigate interface.

TS-4530A with TACAN: This is a software only upgrade that we are working to sell to our U.S. Army and U.S. Air Force customers as well as other international customers. This software would allow our customers to handle both their IFF and TACAN test capability with one test set. We are very optimistic about the prospects for this software upgrade but securing customer buy-in and funding can be an extended process when working with the U.S. military. This upgraded unit will also require AIMS testing and approval.

The Company is also developing a Remote Client LabVIEW program for both the CRAFT and TS-4530A products and we have seen solid interest from many customers. It will be used by our customers in both manufacturing and engineering environments. It is expected that this new software product will be available in the second quarter of this fiscal year with the primary application being ADS-B certification testing. The U.S. Army and other customers have expressed interest in securing this new software and we plan to release Beta test versions soon to selected customers.

Hand-Held Modular Test Set: The Company is making solid progress on its next generation modular hand-held test set. This test set has greater RF hardware capabilities than even the CRAFT test set in a 4 pound package with only two primary circuit boards. It will utilize the latest touch screen technology and has the capability to replace all TIC commercial test sets and military flight-line test sets with one hand-held product. The initial product will be an ADS-B and UAT test set for the large general aviation test market that is subject to the January 1, 2020 requirement for ADS-B out capability. We intend to introduce this new product later in fiscal year 2018. In the future, we will add additional software functions to compete with the IFR 4000 and 6000 test tests for our commercial aviation and military customers. The much larger growth potential is in the secure military and homeland security radio test market which is many times the size of our existing avionics test market.

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

The military market is large and is dominated by large corporations with substantially greater resources than the Company, including Aeroflex.  Tel competitively bids for government contracts on the basis of the engineering quality and innovation of its products, competitive price, and “small business set asides” (i.e., statutory provisions requiring the military to entertain bids only from statutorily defined small businesses), and on bids for sub-contracts from major government suppliers.  There are a limited number of competitors who are qualified to bid for “small business set asides.”  The military market consists of many independent purchasing agencies and offices. The process of awarding contracts is heavily regulated by the U.S. Department of Defense.

Over the last ten years, the Company has won several large, competitively bid contracts from the military and has become the primary supplier for the U.S. Military, as well as the NATO countries, of flight line IFF test equipment. The CRAFT AN/USM-708, CRAFT AN/USM-719,TS-4530A, and TR-47M5 test sets, discussed previously, involve a new generation of technology, including the next generation of IFF testing, and is expected to enable the Company to continue to be a major supplier of avionics test equipment to the military for years to come. Tel believes its new technology will also allow it to increase sales to the commercial, avionics market in the future and expand into the very large secure communication test market.

Marketing and Distribution

Domestic commercial sales are made throughout the U.S. to commercial airlines and general aviation businesses directly or through distributors. No direct commercial customer accounted for more than 10% of commercial sales in fiscal years 2017 and 2016.  Domestic distributors receive a 15%-20% discount for stocking, selling, and, in some cases, providing product calibration and repairs. Tel gives a 5% to 15% discount to non-stocking distributors, and to independent sales representatives, depending on their sales volume and promotional effort.  The loss of any one of these distributors would not have a material adverse effect on the Company or its operations. Commercial sales represented 12% and 7% of total sales, respectively, for the fiscal years ended March 31, 2017 and 2016. A commercial distributor represented more than 24% and 21%, respectively, of commercial sales during fiscal years 2017 and 2016.

Marketing to the U.S. Government is made directly by employees of the Company or through independent sales representatives, who receive similar commissions to the commercial distributors. For the years ended March 31, 2017 and 2016, sales to the U.S. Government, including shipments through the government’s logistics centers, represented approximately 64% and 79%, respectively, of avionics sales. No other government customer represented over 10% of government sales for fiscal years 2017 and 2016.

International sales are made throughout the world to government and commercial customers, directly through American export agents, or through the Company’s overseas distributors at a discount reflecting a 20% to 22% selling commission, under written or oral, year-to-year arrangements. The Company has an exclusive distribution agreement with Muirhead Avionics and Accessories, Ltd (“Muirhead”), based in the United Kingdom, to represent the Company in parts of Europe, and with Milspec Services in Australia and New Zealand.  Tel also sells its products through exclusive distributors in Spain, Portugal, and the Far East and is exploring distribution in other areas.  For the years ended March 31, 2017 and 2016, total international sales were 10% and 8%, respectively, of sales. Additionally, the Company has an agreement with M.P.G. Instruments s.r.l., based in Italy, wherein this distributor has the exclusive sales rights for DME/P ramp and bench test units. The Company continues to explore additional marketing opportunities in other parts of the world, including the Far East. No international distributor accounted for more than 10% of total sales for the fiscal years ended March 31, 2017 and 2016. The Company has no material assets overseas.

Item 1.         Business (continued)

General (continued)

Marketing and Distribution (continued)

Tel also provides customers with calibration and repair services. Repairs and calibrations accounted for 6% and 4% of sales for the years ended March 31, 2017 and 2016, respectively.

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

Backlog

Set forth below is Tel’s avionics backlog at March 31, 2017 and 2016:

	Commercial	Government	Total

March 31, 2017	$253,312	$2,977,763	$3,231,075
March 31, 2016	$221,453	$11,410,210	$11,631,663

Tel believes that most of its backlog at March 31, 2017 will be delivered during the next 12 months. The backlog is pursuant to purchase orders, and all of the government contracts are fully funded.  However, government contracts are always susceptible to termination for convenience by the government. The decline in the Company’s backlog is the result of the completion of its major programs. Historically, the Company obtains orders which are required to be filled in less than 12 months, and therefore, these anticipated orders are not reflected in the backlog. As such, in the future, the Company will not maintain a substantial backlog as it has the last few years and will ship orders in less than 12 months.

Suppliers

Tel obtains its purchased parts from a number of suppliers.  These materials are standard in the industry, and the Company foresees no difficulty in obtaining purchased parts, as needed, at acceptable prices.

Patents and Environmental Laws

Tel has no patents or licenses which are material to its business, and there are no material costs incurred to comply with environmental laws.

Engineering, Research, and Development

In the fiscal years ended March 31, 2017 and 2016, Tel spent $2,430,322 and $2,038,126, respectively, on the engineering, research, and development of new and improved products.  None of these amounts were sponsored by customers. Engineering, research, and development expenditures in fiscal year 2017 were made primarily for the development of the Company’s hand-held product line utilizing CRAFT and TS-4530A technology, TR-36, a new commercial navigation/communication test set, the T47-M5 test set, the enhanced remote client, and the incorporation of other product enhancements in existing designs. The Company owns all of these designs with the exception of the AN/ARM-206 product.

Tel’s management believes that continued significant expenditures for engineering, research, and development are necessary to enable Tel to expand its products, sales, and profits, and to remain competitive.

Personnel

At July 7, 2017, Tel had thirty full-time employees in manufacturing, materials management, and quality assurance, ten in administration and sales, including customer services and product support, and twelve in engineering, research and development, none of whom belongs to a union. From time to time, the Company also employs independent contractors to support its manufacturing, engineering, and sales organizations. At July 7, 2017, the Company utilized one independent contractor in manufacturing, one in sales and in program management, and two in engineering, research and development. Tel has been successful in attracting skilled and experienced management, sales and engineering personnel.

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

The Company also leases a small office in Lawrence, Kansas under an operating lease agreement which expires June 30, 2018.

We believe that our facilities are adequate for our needs for the foreseeable future. Tel is unaware of any environmental problems in connection with its location and because of the nature of its manufacturing activities, does not anticipate any such problems.

Item 3.          Legal Proceedings

On March 24, 2009, Aeroflex Wichita, Inc. (“Aeroflex”) filed a petition against the Company and two of its employees in the District Court located in Sedgwick County, Kansas, Case No. 09 CV 1141 (the “Aeroflex Action”), alleging that the Company and its two employees misappropriated Aeroflex’s proprietary technology in connection with the Company winning a substantial contract from the U.S. Army, to develop new Mode-5 radar test sets and kits to upgrade the existing TS-4530 radar test sets to Mode 5 (the “Award”). Aeroflex’s petition, seeking injunctive relief and damages, alleges that in connection with the Award, the Company and its named employees misappropriated Aeroflex’s trade secrets; tortiously interfered with Aeroflex’s business relationship; conspired to harm Aeroflex and tortiously interfered with Aeroflex’s contract. The central basis of all the claims in the Aeroflex Action is that the Company misappropriated and used Aeroflex proprietary technology and confidential information in winning the Award.  In February 2009, subsequent to the Company winning the Award, Aeroflex filed a protest of the Award with the Government Accounting Office (“GAO”). In its protest, Aeroflex alleged, inter alia, that the Company used Aeroflex’s proprietary technology in order to win the Award, the same material allegations as were later alleged in the Aeroflex Action. On or about March 17, 2009, the U.S. Army Contracts Attorney and the U.S. Army Contracting Officer each filed a statement with the GAO, expressly rejecting Aeroflex’s allegations that the Company used or infringed on Aeroflex’s proprietary technology in winning the Award, and concluding that the Company had used only its own proprietary technology. On April 6, 2009, Aeroflex withdrew its protest.

In December 2009, the Kansas District Court dismissed the Aeroflex Action on jurisdiction grounds. Aeroflex appealed this decision. In May 2012, the Kansas Supreme Court reversed the decision and remanded the Aeroflex Action to the Kansas District Court for further proceedings.

On May 23, 2016, the Company filed a motion for summary judgment based on Aeroflex’s lack of jurisdictional standing to bring the case. The motion asserts that Aeroflex does not own the intellectual property at issue since it is a bare licensee of Northrop Grumman. Northrop Grumman has declined to join this suit as plaintiff. Aeroflex lacks standing to sue alone. Also, the motion raises the fact that Aeroflex allowed the license to expire, Aeroflex’s claims are either moot or Aeroflex lacks standing to sue for damages alleged to have accrued after the license ended in December 2011. The motion for summary judgment was denied.

Item 3.          Legal Proceedings (continued)

The Aeroflex trial on remand in the Kansas District Court began in March 2017. After a six-week trial, the jury rendered its verdict. The jury found no misappropriation of Aeroflex trade secrets but it did rule that the Company tortiously interfered with a prospective business opportunity and awarded damages of $1.3 million for lost profits. The jury also ruled that Tel tortiously interfered with Aeroflex’s non-disclosure agreements with two former Aeroflex employees and awarded damages of $1.5 million for lost profits, resulting in total damages against the Company of $2.8 million. The jury also found that the former Aeroflex employees breached their non-disclosure agreements with Aeroflex and awarded damages against these two individuals totaling $525,000. The jury also decided that punitive damages should be allowed against the Company. The court has not yet entered final judgment on the verdict.

Following the verdict, the Company filed a motion for judgment as a matter of law, which is pending. In the motion, the Company renewed its motion for judgment on Aeroflex’s tortious interference with prospective business opportunity claim arguing that such claim is barred by the statute of limitations. Alternatively, the motion asserts there is insufficient evidence supporting the lost profit award on that claim.  Additionally, the motion for judgment addresses inconsistency between the awards against the former Aeroflex employees for breach of the non-disclosure agreements and the award against the Company for interfering with those agreements. Alternatively, the motion asserts there is insufficient evidence supporting the lost profit award on that claim. While we believe that this motion has merit, there is no assurance that the judge will reduce the jury awards.

During July, 2017, the Court will hear the Company’s motion for judgment. The Court will also conduct a hearing as to the amount of a punitive damages award. Kansas statutes limit punitive damages to a maximum of $5 million.

Aeroflex has submitted a motion to the Court requesting that the judge award punitive damages at the maximum $5 million amount. In Kansas, punitive damages are awarded to “punish the wrongdoer for his malicious, vindictive or willful and wanton invasion of another’s rights, with the ultimate purpose being to restrain and deter others from the commission of similar wrongdoings.” Importantly, Kansas courts have ruled that the purpose of punitive damages “is to sting, not to kill”. The Court will also take into consideration the Company’s financial condition in setting the amount of punitive damages. The Company does not believe that punitive damages, in any amount are appropriate. Regardless, the Company will vigorously defend against an award.

In summary, until the Court rules on the pending matters the final judgment on the verdict is speculative. At this stage, the Company has recorded a $2.8 million liability but this could materially change based on the judge’s ruling which could come as early as July, 2017. Punitive damages can also range between $-0- and $5 million.  Depending on the outcome of these hearings, both sides have the ability to appeal the decision or the judge could vacate the jury decision and schedule a new trial. If the judge enters a final damages award, both sides have approximately 30 days to file an appeal or a request a new trial. If the Company files the appeal on its own, it will be required to post a bond in the equal to the lesser of: (1) the final damages award; or (2) $1 million plus 25% of the amount of the verdict in excess of $1 million, which would currently total $1.45 million.

The Company believes it has excellent grounds to appeal this verdict. The appeal process would be expected to take several years to complete.

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

Item 4.       Mine Safety Disclosures

Not applicable.

PART II

Item 5.         Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

a) Market Information

The common stock, $0.10 par value per share, of the registrant (“Common Stock”) is traded on the NYSE - MKT under the symbol “TIK”.  The following table sets forth the high and low per share sale prices for our Common Stock for the periods indicated as reported for fiscal years 2017 and 2016 by the NYSE - MKT:

Fiscal Year
Ended March 31,
2017	High	Low
First Quarter	$4.66	$4.05
Second Quarter	4.55	3.53
Third Quarter	4.85	3.40
Fourth Quarter	6.09	4.25
2016
First Quarter	$6.35	$4.87
Second Quarter	5.27	3.98
Third Quarter	5.52	4.60
Fourth Quarter	4.76	3.70

b) Holders

The Company has approximately 183 holders of its Common Stock as of July 7, 2017. This figure does not take into account those shareholders whose certificates are held in the name of broker-dealers or other nominees.

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

d) Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of March 31, 2017 regarding compensation plans under which equity securities of the Company are authorized for issuance. See “Equity Compensation Plan Information” under Item 12 below.

Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of options remaining available for future issuance under Equity Compensation Plans
Equity Compensation Plans approved by shareholders	79,000	$5.26	250,000
Equity Compensation Plans not approved by shareholders	--	--	--
Total	79,000	$5.26	250,000

Rule 10B-18 Transactions

During the year ended March 31, 2017, there were no repurchases of the Company’s Common Stock by the Company.

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

Overview

The Company believes it has built a solid position in the Mode 5 IFF and TACAN test set market and these products should be very competitive in both the domestic and overseas markets. While the major contracts have been, for the most part, completed, we believe that we are well positioned as our CRAFT and TS-4530A flight-line test sets have been endorsed by the U.S. military, and we have already delivered test sets into 18 international markets. We have intensified our marketing efforts and increased our investment in research and development. We continue to emphasize the importance of capturing the majority share of the large IFF international market which we believe could generate substantial revenues starting in the 2018 fiscal year timeframe, and we have been working with international partners to ensure that we are well-positioned in this market. The new T-47M5 Mode 5 IFF test set will be a cost effective upgrade option for our large installed base of Mode 4 test sets and we have seen substantial interest in this test set from a number of countries. Our business development team met with several European customers in January 2017, relating to possible Mode 5 orders that could be issued starting in the summer of 2017.  All allied countries have a drop dead date of January 1, 2020 for Mode 5 capability; as a result, we believe that this international Mode 5 business to remain strong for at least the next three years.

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

The commercial avionics industry is undergoing a great deal of regulatory change including the requirement that all aircraft be equipped with ADS-B transponder as well as the introduction of new UAT navigation for the general aviation market. We believe that our new hand-held products, that we are planning to introduce in the near term, will generate increased market share at attractive gross margin levels. The Company is also targeting the extremely large commercial and military radio test set market which is many times the size of our traditional avionics test market. We are also working closely with our military customers on new potential market opportunities that will be needed to maintain our sales and profitability growth.

Item 7.          Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview (continued)

We continue to evaluate other attractive potential market opportunities.

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

On March 21, 2016, the Company entered into a line of credit agreement with Bank of America, which expired March 31, 2017. In March 2017, the Company renewed the agreement until March 31, 2018.  The new line provides a revolving credit facility with borrowing capacity of up to $1,000,000. There are no covenants or borrowing base calculations associated with this line of credit. Interest on any outstanding balances is payable monthly at an annual interest rate equal to the LIBOR (London Interbank Offered Rates) Daily Floating plus 3.75 percentage points. The Company’s interest rate was 4.732% at March 31, 2017.   The line is collateralized by substantially all of the assets of the Company.  In March 31, 2017 the Company borrowed $200,000 from this line of credit. As of March 31, 2017 and 2016, the outstanding balances were $200,000 and $-0-, respectively.  As of March 31, 2017 the remaining availability under this line is $800,000. In April 2017, the Company borrowed an additional $200,000 from this line of credit.

In May 2016, BCA exercised its “put option” wherein BCA is exercising its right to have the Company purchase the warrants for 236,920 shares from BCA. The value of the warrants for the 236,920 shares of the Company’s common stock at the time of exercise was $720,000. The Company paid this off in full from cash from operations in August 2016.

At March 31, 2017, the Company’s backlog of orders was approximately $3.2 million as compared to $11.6 million at March 31, 2016. The decline in the Company’s backlog is the result of the completion of its major programs. Historically, the Company obtains orders which are required to be filled in less than 12 months, and therefore, these anticipated orders are not reflected in the backlog. As such, in the future, the Company will not maintain a substantial backlog as it has the last few years and will ship orders in less than 12 months.

On March 24, 2009, Aeroflex Wichita, Inc. (“Aeroflex”) filed a petition against the Company and two of its employees in the District Court located in Sedgwick County, Kansas, Case No. 09 CV 1141 (the “Aeroflex Action”), alleging that the Company and its two employees misappropriated Aeroflex’s proprietary technology in connection with the Company winning a substantial contract from the U.S. Army, to develop new Mode-5 radar test sets and kits to upgrade the existing TS-4530 radar test sets to Mode 5 (the “Award”). Aeroflex’s petition, seeking injunctive relief and damages, alleges that in connection with the Award, the Company and its named employees misappropriated Aeroflex’s trade secrets; tortiously interfered with Aeroflex’s business relationship; conspired to harm Aeroflex and tortiously interfered with Aeroflex’s contract. The central basis of all the claims in the Aeroflex Action is that the Company misappropriated and used Aeroflex proprietary technology and confidential information in winning the Award.  In February 2009, subsequent to the Company winning the Award, Aeroflex filed a protest of the Award with the Government Accounting Office (“GAO”). In its protest, Aeroflex alleged, inter alia, that the Company used Aeroflex’s proprietary technology in order to win the Award, the same material allegations as were later alleged in the Aeroflex Action. On or about March 17, 2009, the U.S. Army Contracts Attorney and the U.S. Army Contracting Officer each filed a statement with the GAO, expressly rejecting Aeroflex’s allegations that the Company used or infringed on Aeroflex’s proprietary technology in winning the Award, and concluding that the Company had used only its own proprietary technology. On April 6, 2009, Aeroflex withdrew its protest.

In December 2009, the Kansas District Court dismissed the Aeroflex Action on jurisdiction grounds. Aeroflex appealed this decision. In May 2012, the Kansas Supreme Court reversed the decision and remanded the Aeroflex Action to the Kansas District Court for further proceedings.

On May 23, 2016, the Company filed a motion for summary judgment based on Aeroflex’s lack of jurisdictional standing to bring the case. The motion asserts that Aeroflex does not own the intellectual property at issue since it is a bare licensee of Northrop Grumman. Northrop Grumman has declined to join this suit as plaintiff. Aeroflex lacks standing to sue alone. Also, the motion raises the fact that Aeroflex allowed the license to expire, Aeroflex’s claims are either moot or Aeroflex lacks standing to sue for damages alleged to have accrued after the license ended in December 2011. The motion for summary judgment was denied.

The Aeroflex trial on remand in the Kansas District Court began in March 2017. After a six-week trial, the jury rendered its verdict. The jury found no misappropriation of Aeroflex trade secrets but it did rule that the Company tortuously interfered with a prospective business opportunity and awarded damages of $1.3 million for lost profits. The jury also ruled that Tel tortuously interfered with Aeroflex’s non-disclosure agreements with two former Aeroflex employees and awarded damages of $1.5 million for lost profits, resulting in total damages against the Company of $2.8 million. The jury also found that the former Aeroflex employees breached their non-disclosure agreements with Aeroflex and awarded damages against these two individuals totaling $525,000. The jury also decided that punitive damages should be allowed against the Company. The court has not yet entered final judgment on the verdict.

Item 7.          Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview (continued)

Following the verdict, the Company filed a motion for judgment as a matter of law, which is pending. In the motion, the Company renewed its motion for judgment on Aeroflex’s tortious interference with prospective business opportunity claim arguing that such claim is barred by the statute of limitations. Alternatively, the motion asserts there is insufficient evidence supporting the lost profit award on that claim.  Additionally, the motion for judgment addresses inconsistency between the awards against the former Aeroflex employees for breach of the non-disclosure agreements and the award against the Company for interfering with those agreements. Alternatively, the motion asserts there is insufficient evidence supporting the lost profit award on that claim. While we believe that this motion has merit, there is no assurance that the judge will reduce the jury awards.

During July, 2017, the Court will hear the Company’s motion for judgment. The Court will also conduct a hearing as to the amount of a punitive damages award. Kansas statutes limit punitive damages to a maximum of $5 million.

Aeroflex has submitted a motion to the Court requesting that the judge award punitive damages at the maximum $5 million amount. In Kansas, punitive damages are awarded to “punish the wrongdoer for his malicious, vindictive or willful and wanton invasion of another’s rights, with the ultimate purpose being to restrain and deter others from the commission of similar wrongdoings.” Importantly, Kansas courts have ruled that the purpose of punitive damages “is to sting, not to kill”. The Court will also take into consideration the Company’s financial condition in setting the amount of punitive damages. The Company does not believe that punitive damages, in any amount are appropriate. Regardless, the Company will vigorously defend against an award.

In summary, until the Court rules on the pending matters the final judgment on the verdict is speculative. At this stage, the Company has recorded a $2.8 million liability but this could materially change based on the judge’s ruling which could come as early as July, 2017. Punitive damages can also range between $-0- and $5 million.  Depending on the outcome of these hearings, both sides have the ability to appeal the decision or the judge could vacate the jury decision and schedule a new trial. If the judge enters a final damages award, both sides have approximately 30 days to file an appeal or a request a new trial. If the Company files the appeal on its own, it will be required to post a bond in the equal to the lesser of: (1) the final damages award; or (2) $1 million plus 25% of the amount of the verdict in excess of $1 million, which would currently total $1.45 million.

The Company believes it has excellent grounds to appeal this verdict. The appeal process would be expected to take several years to complete.

The Company has been profitable from an operational standpoint for the last several years and should be able to obtain sufficient cash proceeds capital to support the planned appeal assuming the final judgment amount remains at or below the current $2.8 million accrual. Financing discussions have been taking place with various parties, but the Company has no commitment from any party to provide additional funding at this time. Moreover, there is no assurance that sufficient funding will be available, or if available, that its terms will be favorable to the Company.

In addition, absent a material reduction in the final damages award, the Company will be in violation of the NYSE minimum net worth requirements which could entail delisting from the NYSE stock exchange.

Item 7.          Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations 2017 Compared to 2016

Sales

For the year ended March 31, 2017 sales decreased $6,059,369 (24.4%) to $18,745,456 as compared to $24,804,825 for the year ended March 31, 2016.

Avionics government sales decreased $6,479,103 (28.2%) to $16,531,913 for the year ended March 31, 2017 as compared to $23,011,016 for the year ended March 31, 2016. The decrease in sales is mostly attributed to the decrease in shipment of the U.S. Army TS-4530A KITS, CRAFT and ITATS units associated with the U.S. Navy programs, which contracts have now been completed. This decrease was partially offset by the shipment of the TS-4530A SETS and CRAFT units sold to Lockheed Martin for the Joint Strike Fighter (“JSF”) program and to other customers. Commercial sales increased $419,734 (23.4%) to $2,213,543 for the year ended March 31, 2017 as compared to $1,793,809 for the year ended March 31, 2016. This increase is attributed to the sales of our recently introduced TR-36 Nav/Comm test set as well as increase in sales of the TR-220 and the T-30D.

Gross Margin

Gross margin decreased $1,301,475 (16.3%) to $6,684,115 for the year ended March 31, 2017 as compared to $7,985,590 for the year ended March 31, 2016. This decrease is mostly attributed to the lower volume offset partially by increased prices on CRAFT and the change in sales mix. The gross margin percentage for the year ended March 31, 2017 was 35.7%, as compared to 32.2% for the year ended March 31, 2016.

Operating Expenses

Selling, general and administrative expenses decreased $338,080 (11.6%) to $2,581,085 for the year ended March 31, 2017 as compared to $2,919,165 for the year ended March 31, 2016.This decrease was primarily attributed to lower bonus compensation,  salaries and related expenses offset partially by higher commission fees.

Litigation expenses increased $796,260 to $1,244,639 for the year ended March 31, 2017 as compared to $448,379 for the year ended March 31, 2016 as a result of depositions and trial preparation related to the Aeroflex litigation.

Legal damages were $2,800,000 for the year ended March 31, 2017 as a result of the Aeroflex litigation (see Note 19 to Notes to the Consolidated Financial Statements).

Engineering, research and development expenses increased $392,196 (19.2%) to $2,430,322 for the year ended March 31, 2017 as compared to $2,038,126 for the year ended March 31, 2016.  The Company continues to invest in new products by taking advantage of our CRAFT and TS-4530A technology to develop smaller hand-held products, which will broaden our product line for both commercial and military applications. We also introduced a new commercial Nav/Comm test set earlier this calendar year. This is a large and important market segment for the Company, and we are optimistic that this new product will help us regain market share in this segment. We have added additional personnel to research and development activities to accelerate our time to market.

(Loss) Income from Operations

As a result of the above, the Company recorded a loss from operations in the amount of $2,371,931 for the fiscal year ended March 31, 2017 as compared to income from operations of $2,579,920 for the year ended March 31, 2016.

Other Expense

For the year ended March 31, 2017, total other income was $256,607 as compared to other expense of $723,799 for the year ended March 31, 2016. This change is primarily due to the loss of $617,241 on the change in the valuation of common stock warrants for the year ended March 31, 2016 as compared to a gain of $321,203 in the valuation of common stock warrants for the year ended March 31, 2017. Interest expense declined as a result of the lower interest rate on the new loan and the lower outstanding loan balance

(Loss) Income before Income Taxes

As a result of the above, the Company recorded a loss before taxes of $2,115,324 for the year ended March 31, 2017 as compared to income before taxes of $1,856,121 for the fiscal year ended March 31, 2016.

Item 7.          Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations 2017 Compared to 2016 (continued)

Income Taxes

For the year ended March 31, 2017, the Company recorded an income tax provision of $2,644,115 as compared to a provision for income taxes in the amount of $851,968 for the year ended March 31, 2016. This increase in the provision for taxes for the year ended March 31, 2017 is a result of the increase in the valuation allowance.

Net (Loss) Income

As a result of the above, the Company recorded a net loss of $4,759,439 for the year ended March 31, 2017 as compared to net income in the amount of $1,004,153 for the year ended March 31, 2016.

Liquidity and Capital Resources

At March 31, 2017, the Company had net working capital of $214,560 as compared to $3,465,132 at March 31, 2016. This change is primarily the result of the increase in liabilities as a result of the accrued legal damages and lower cash and inventory.

During the year ended March 31, 2017, the Company’s cash balance decreased by $684,760 to $287,873.  The Company’s principal sources and uses of funds were as follows:

Cash provided by operating activities. For the year ended March 31, 2017, the Company provided $387,737 in cash from operations as compared to providing $1,463,392 in cash for operations for the year ended March 31, 2016.  This decrease in cash from operations is the result of the lower operating income, change in accounts receivable and decrease in accounts payable and  accrued payroll, vacation pay and payroll taxes offset partially by the increase in deferred revenues and decrease in inventories.

Cash used in investing activities.  For the year ended March 31, 2017, the Company used $88,069 of its cash for investing activities, as compared to $61,306 for the year ended March 31, 2016 as result of higher purchases of equipment.

Cash used in financing activities. For the year ended March 31, 2017, the Company used $984,428 in financing activities as compared to using $615,385 for the year ended March 31, 2016 primarily as a result of paying the warrant liability of $720,000 and $428,700 of bank debt offset partially by the proceeds from the line of credit.

In November 2014, the Company entered into loan agreement with a bank for $1,200,000. The proceeds from the loan was used to pay off the remaining balance of the loan with BCA in the amount of $1,153,109, including accrued interest of $4,467.  The term of the loan is for 3 years and expires in November 2017. Monthly payments are at $36,551 including interest at 6%.

On March 21, 2016, the Company entered into a line of credit agreement with Bank of America, which expired March 31, 2017. In March 2017, the Company renewed the agreement until March 31, 2018.  The new line provides a revolving credit facility with borrowing capacity of up to $1,000,000. There are no covenants or borrowing base calculations associated with this line of credit. Interest on any outstanding balances is payable monthly at an annual interest rate equal to the LIBOR (London Interbank Offered Rates) Daily Floating plus 3.75 percentage points. The Company’s interest rate was 4.732% at March 31, 2017.   The line is collateralized by substantially all of the assets of the Company.  In March 31, 2017 the Company borrowed $200,000 from this line of credit. As of March 31, 2017 and 2016, the outstanding balances were $200,000 and $-0-, respectively.  As of March 31, 2017 the remaining availability under this line is $800,000. In April 2017, the Company borrowed an additional $200,000 from this line of credit.

In May 2016, BCA exercised its “put option” wherein BCA is exercising its right to have the Company purchase the warrants for 236,920 shares from BCA (see Notes 18 in Notes to Consolidated Financial Statements). The value of the warrants for the 236,920 shares of the Company’s common stock at the time of exercise was $720,000. The Company paid this amount from cash from operations in August 2016.

The Company has been profitable from an operational standpoint for the last several years and should be able to obtain sufficient cash proceeds to support the planned appeal assuming the final judgment amount remains at or below the current $2.8 million accrual. Financing discussions have been taking place with various parties, but the Company has no commitment from any party to provide additional funding at this time. Moreover, there is no assurance that sufficient funding will be available, or if available, that its terms will be favorable to the Company.

Currently, the Company has no material future capital expenditure requirements.

There was no significant impact on the Company’s operations as a result of inflation for the year ended March 31, 2017.

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

Revenues for repairs and calibrations of the Company’s products represented 5.7% and 3.7% of sales for the years ended March 31, 2017 and 2016, respectively. These revenues are for units that are periodically returned for annual calibrations and/or for repairs after the warranty period has expired. Revenues on repairs and calibrations are recognized at the time the repaired or calibrated unit is shipped, as it is at this time that the work is completed. The Company’s terms are F.O.B. Plant, and as such, delivery has occurred, and revenue recognized, when picked up and acknowledged by a common carrier.

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

Warranty reserves – warranty reserves are based upon historical rates and specific items that are identifiable and can be estimated at time of sale.  While warranty costs have historically been within the Company’s expectations and the provisions established, future warranty costs could be in excess of the Company’s warranty reserves.  A significant increase in these costs could adversely affect the Company’s operating results for the period and the periods these additional costs materialize.  Warranty reserves are adjusted from time to time when actual warranty claim experience differs from estimates. For the year ended March 31, 2017 warranty costs were $107,735 as compared to $367,935 for the year ended March 31, 2016 and are included in Cost of Sales in the accompanying statement of operations. See Note 6 for warranty reserves.

Accounts receivable – the Company performs ongoing credit evaluations of its customers and adjusts credit limits based on customer payment and current credit worthiness, as determined by review of their current credit information.  The Company continuously monitors credits and payments from its customers and maintains provision for estimated credit losses based on its historical experience and any specific customer issues that have been identified. For the year ended March 31, 2017 and 2016 approximately 64% and 79%, respectively, of the Company’s sales were to the U.S. Government. While such credit losses have historically been within our expectation and the provision established, the Company cannot guarantee that it will continue to receive positive results.

Income taxes - deferred tax assets arise from a variety of sources, the most significant being: a) tax losses that can be carried forward to be utilized against profits in future years; b) expenses recognized in the books but disallowed in the tax return until the associated cash flow occurs; and c) valuation changes of assets which need to be tax effected for book purposes but are deductible only when the valuation change is realized. Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using enacted tax rates and laws that are expected to be in effect when such differences are expected to reverse.  The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance for any tax benefit which is not more likely than not to be realized. In assessing the need for a valuation allowance, future taxable income is estimated, considering the realization of tax loss carryforwards. Valuation allowances related to deferred tax assets can also be affected by changes to tax laws, changes to statutory tax rates and future taxable income levels. In the event it was determined that the Company would not be able to realize all or a portion of its deferred tax assets in the future, the Company would reduce such amounts through a charge to income in the period in which that determination is made. Conversely, if it were determined that it would be able to realize the deferred tax assets in the future in excess of the net carrying amounts, Tel would decrease the recorded valuation  allowance through an increase to income in the period in which that determination is made.  In its evaluation of a valuation allowance, the Company takes into account existing contracts and backlog, and the probability that options under these contract awards will be exercised as well as sales of existing products. The Company prepares profit projections based on the revenue and expenses forecast to determine that such revenues will produce sufficient taxable income to realize the deferred tax assets. The Company determined they will not be able to realize all of its deferred tax assets, and as a result, a full valuation allowance was recorded at March 31, 2017.

Item 7.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

Off Balance Sheet Arrangements

The Company is not party to any off-balance sheet arrangements that may affect its financial position or its results of operations.

New Accounting Pronouncements

In August 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-15, Presentation of Financial Statements - Going Concern to provide guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern. The guidance requires management to assess whether there are conditions or events, considered in the aggregate, that raise substantial doubt about an entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. When management identifies such conditions or events, a footnote disclosure is required to disclose their nature, as well as management’s plans to alleviate the substantial doubt to continue as a going concern. The standard became effective for our fiscal year end 2017 and did not have an impact on the consolidated financial statements.

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

In February 2016, the FASB issued ASU 2016-02 (“Leases”), which introduces the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous guidance. The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record an ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. The new standard is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years with early adoption permitted. The adoption of this ASU will increase assets and liabilities for operating leases. The Company is evaluating the impact that the adoption of this standard will have on the Company’s consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, which is an update to Topic 740, “Income Taxes”. This update requires that all deferred tax assets and liabilities be classified as non-current. The Company adopted this update in the current year, which is reflected in the accompanying balance sheets. The deferred tax recorded as a current asset for the year ended March 31, 2016 was reclassified as Deferred Tax – Non-Current. The adoption of this update did not have any impact on the Company’s results of operations.

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
East Rutherford, New Jersey

We have audited the accompanying consolidated balance sheets of Tel-Instrument Electronics Corp. (the “Company”) as of March 31, 2017 and 2016 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tel-Instrument Electronics Corp. as of March 31, 2017 and 2016, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 19 to the consolidated financial statements, a verdict was rendered against the Company pursuant to an ongoing lawsuit for amounts that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to this matters is also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BDO USA, LLP

Woodbridge, New Jersey

July 14, 2017

TEL-INSTRUMENT ELECTRONICS CORP.
Consolidated Balance Sheets

ASSETS	March 31, 2017	March 31, 2016
Current assets:
Cash	$287,873	$972,633
Accounts receivable, net of allowance for doubtful accounts of $7,500 and $7,500, respectively	1,556,382	1,454,361
Inventories, net	4,208,179	4,679,032
Prepaid expenses and other current assets	188,578	128,071
Total current assets	6,241,012	7,234,097

Equipment and leasehold improvements, net	161,427	193,518
Deferred tax asset – non-current	-	2,643,633
Other assets	33,509	36,871

Total assets	$6,435,948	$10,108,119

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY

Current liabilities:
Current portion of long-term debt	$291,991	$418,255
Line of credit	200,000	-
Capital lease obligations – current portion	6,268	10,232
Accounts payable	1,428,320	1,686,469
Deferred revenues – current portion	123,720	48,766
Federal and state taxes payable	4,105	53,623
Accrued expenses - vacation pay, payroll and payroll withholdings	527,413	836,589
Accrued legal damages	2,800,000	-
Accrued expenses - related parties	45,586	213,344
Accrued expenses – other	599,049	501,687
Total current liabilities	6,026,452	3,768,965

Subordinated notes payable – related parties	-	25,000
Capital lease obligations – long-term	13,760	20,524
Long-term debt, net of debt discount	2,124	304,560
Warrant liability	95,000	1,136,203
Deferred revenues – long-term	352,973	172,703
Other long-term liabilities	-	7,800

Total liabilities	6,490,309	5,435,755

Commitments and contingencies

Stockholders’ (deficit) equity
Common stock, 4,000,000 shares authorized, par value $.10 per share, 3,255,887 and 3,255,887 shares issued and outstanding, respectively	325,586	325,586
Additional paid-in capital	8,107,369	8,074,655
Accumulated deficit	(8,487,316)	(3,727,877)

Total stockholders’ (deficit) equity	(54,361)	4,672,364

Total liabilities and stockholders’ (deficit) equity	$6,435,948	$10,108,119

The accompanying notes are an integral part of the consolidated financial statements.

TEL-INSTRUMENT ELECTRONICS CORP.
Consolidated Statements of Operations

	For the years ended March 31,
	2017	2016

Net sales	$18,745,456	$24,804,825

Cost of sales	12,061,341	16,819,235

Gross margin	6,684,115	7,985,590

Operating expenses:
Selling, general and administrative	2,581,085	2,919,165
Litigation expenses	1,244,639	448,379
Legal damages	2,800,000	-
Engineering, research and development	2,430,322	2,038,126

Total operating expenses	9,056,046	5,405,670

(Loss) income from operations	(2,371,931)	2,579,920

Other income (expense):
Amortization of deferred financing costs	(5,429)	(5,429)
Change in fair value of common stock warrants	321,203	(617,241)
Interest expense	(40,431)	(58,133)
Interest expense - related parties	(18,736)	(42,996)

Total other income (expense)	256,607	(723,799)

(Loss) income before income taxes	(2,115,324)	1,856,121

Provision for income taxes	2,644,115	851,968

Net (loss) income	$(4,759,439)	$1,004,153

Basic (loss) income per common share	$(1.46)	$0.31
Diluted (loss) income per common share	$(1.49)	$0.31

Weighted average number of shares outstanding
Basic	3,255,887	3,256,887
Diluted	3,266,842	3,261,153

The accompanying notes are an integral part of the consolidated financial statements.

TEL-INSTRUMENT ELECTRONICS CORP.
Consolidated Statements of Changes in Stockholders’ (Deficit) Equity

	Common Stock		Additional
	# of Shares		Paid-In	Accumulated
	Issued	Amount	Capital	Deficit	Total

Balances at April 1, 2015	3,256,887	$325,686	$8,046,168	$(4,732,030)	$3,639,824

Stock-based compensation	-	-	32,277	-	32,277
Reversal of shares intended to be issued in connection with the exercise of stock options	(1,000)	(100)	(3,790)	-	(3,890)
Net income	-	-	-	1,004,153	1,004,153

Balances at March 31, 2016	3,255,887	$325,586	$8,074,655	$(3,727,877)	$4,672,364

Stock-based compensation	-	-	32,714	-	32,714
Net loss	-	-	-	(4,759,439)	(4,759,439)

Balances at March 31, 2017	3,255,887	$325,586	$8,107,369	$(8,487,316)	$(54,361)

The accompanying notes are an integral part of the consolidated financial statements.

TEL-INSTRUMENT ELECTRONICS CORP.
Consolidated Statements of Cash Flows

	For the years ended March 31,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$(4,759,439)	$1,004,153
Adjustments to reconcile net (loss) income to net cash (Used in) provided by operating activities:
Deferred income taxes	2,643,633	798,345
Allowance for doubtful accounts	-	(17,295)
Depreciation and amortization	120,160	164,774
Amortization of deferred financing costs	5,429	5,429
Change in fair value of common stock warrant	(321,203)	617,241
Provision for inventory obsolescence	40,000	60,713
Non-cash stock-based compensation	32,714	32,277
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(102,021)	188,105
Decrease (increase) in inventories	430,853	(707,671)
(Increase) decrease in prepaid expenses and other assets	(62,574)	153,279
Decrease in accounts payable	(258,149)	(1,125,312)
Increase in accrued legal damages	2,800,000	-
Increase in deferred revenues	255,224	69,210
(Decrease) increase in federal and state taxes payable	(49,518)	53,623
(Decrease) increase in accrued payroll, vacation pay & withholdings	(309,176)	242,475
Decrease in accrued expenses – related party and other	(70,396)	(50,754)
Decrease in other long-term liabilities	(7,800)	(25,200)
Net cash provided by operating activities	387,737	1,463,392

Cash flows from investing activities:
Acquisition of equipment	(88,069)	(61,306)
Net cash used in investing activities	(88,069)	(61,306)

Cash flows from financing activities:
Proceeds from line of credit	200,000	-
Proceeds from issuance of debt	-	18,000
Payment of warrant liability	(720,000)	-
Repayment of subordinated notes - related parties	(25,000)	(225,000)
Repayment of long-term debt	(428,700)	(391,628)
Repayment of capitalized lease obligations	(10,728)	(16,757)
Net cash used in financing activities	(984,428)	(615,385)

Net (decrease) increase in cash	(684,760)	786,701
Cash, beginning of year	972,633	185,932
Cash, end of year	$287,873	$972,633

Supplemental cash flow information:
Taxes paid	$50,000	$-
Interest paid	$228,358	$59,100
Supplemental non-cash information:
Capital lease obligations	$-	$26,194

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

Liquidity and Going Concern:

These audited consolidated financial statements have been prepared in conformity with GAAP, which contemplates continuation of the Company as a going concern. As discussed in Note 19 to the Notes to the Consolidated Financial Statements, the Company has recorded estimated damages of $2,800,000 as a result of the jury verdict associated with the Aeroflex litigation. The jury found no misappropriation of Aeroflex trade secrets but it did rule that the Company tortiously interfered with a prospective business opportunity and awarded damages. The jury also ruled that Tel tortiously interfered with Aeroflex’s non-disclosure agreements with two former Aeroflex employees. The jury also found that the former Aeroflex employees breached their non-disclosure agreements with Aeroflex. The court will conduct further hearings in the next few weeks which will include a punitive damages claim.  Subsequent to the jury verdict, the Company filed a motion with the Kansas court seeking to reduce the damages award. The court will conduct further hearings on both motions in the next few weeks.

Given the uncertainty involving the final damages amount and the ability of the Company to secure adequate financing to support an appeal or satisfy the judgment, the Company has written off its deferred tax asset in the amount of $3,490,778. The damages, legal expense and write off of the deferred tax asset resulted in the Company incurring a net loss of $4,759,439 for the current fiscal year. Additionally, working capital at March 31, 2017 was just $214,560 and the Company has a Stockholders’ Deficit of $54,361.

The financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. The ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital to support the appeal process or pay any final damages amount and achieve profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company has been profitable from an operational standpoint for the last several years and should be able to obtain sufficient cash proceeds to support the planned appeal assuming the final judgment amount remains at or below the current $2.8 million accrual. Financing discussions have been taking place with various parties but the Company has no commitment from any party to provide additional funding at this time. Moreover, there is no assurance that sufficient funding will be available, or if available, that its terms will be favorable to the Company.

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

Revenues for repairs and calibrations of the Company’s products represented 5.7% and 3.7% of sales for the years ended March 31, 2017 and 2016, respectively. These revenues are for units that are periodically returned for annual calibrations and/or for repairs after the warranty period has expired. Revenues on repairs and calibrations are recognized at the time the repaired or calibrated unit is shipped, as it is at this time that the work is completed. The Company’s terms are F.O.B. Plant, and as such, delivery has occurred, and revenue recognized, when picked up and acknowledged by a common carrier.

TEL-INSTRUMENT ELECTRONICS CORP.

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

Fair Value of Financial Instruments:

The Company estimates that the fair value of all financial instruments at March 31, 2017 and March 31, 2016, as defined in Financial Accounting Standards Board (“FASB”) ASC 825 “Financial Instruments”, does not differ materially, except for the items discussed below, from the aggregate carrying values of its financial instruments recorded in the accompanying consolidated balance sheets. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value.

The carrying amounts reported in the consolidated balance sheets as of March 31, 2017 and March 31, 2016 for cash, accounts receivable and accounts payable approximate the fair value because of the immediate or short-term maturity of these financial instruments.  Each reporting period we evaluate market conditions including available interest rates, credit spreads relative to our credit rating and liquidity in estimating the fair value of our debt. After considering such market conditions, we estimate that the fair value of debt approximates its carrying value. The warrant liability is recorded at fair value.

Concentrations of Credit Risk:

Cash held in banks: The Company maintains cash balances at a financial institution that is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to federally insured limits. At times balances may exceed FDIC insured limits. The Company has not experienced any losses in such accounts.

Accounts Receivable: The Company’s avionics customer base is primarily comprised of airlines, distributors, and the U.S. Government. As of March 31, 2017, the Company believes it has no significant risk related to its concentration within its accounts receivable.

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

Advertising Expenses:

Advertising expenses consist primarily of costs for direct advertising. The Company expenses all advertising costs as incurred, and classifies these costs under selling, general and administrative expenses.  Advertising costs amounted to $-0- and $577 for the years ended March 31, 2017 and 2016, respectively.

Deferred Revenues:

Amounts billed in advance of the period in which the service is rendered or product delivered are recorded as deferred revenue.  At March 31, 2017 and 2016, deferred revenues totaled $476,693 and $221,469, respectively. See above for additional information regarding our revenue recognition policies.

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

Income Taxes

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

Interest and penalties related to income tax matters, if applicable, will be recognized as income tax expense. During the years ended March 31, 2017 and 2016 the Company did not incur any expense related to interest or penalties for income tax matters, and no such amounts were accrued as of March 31, 2017 and 2016. The Company’s tax years remain open for examination by the tax authorities primarily beginning 2013 through present.

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

Long-Lived Assets:

The Company assesses the recoverability of the carrying value of its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future, undiscounted cash flows expected to be generated by an asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. No impairment losses have been recognized for the years ended March 31, 2017 and 2016, respectively.

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

TEL-INSTRUMENT ELECTRONICS CORP.

Notes To Consolidated Financial Statements (Continued)

2.                   Summary of Significant Accounting Policies (continued)

Warranty Reserves:

Warranty reserves are based upon historical rates and specific items that are identifiable and can be estimated at time of sale.  While warranty costs have historically been within the Company’s expectations and the provisions established, future warranty costs could be in excess of the Company’s warranty reserves.  A significant increase in these costs could adversely affect the Company’s operating results for the period and the periods these additional costs materialize.  Warranty reserves are adjusted from time to time when actual warranty claim experience differs from estimates. For the year ended March 31, 2017 warranty costs were $107,735 as compared to $367,935 for the year ended March 31, 2016 and are included in Cost of Sales in the accompanying statement of operations. See Note 6 for warranty reserves.

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

New Accounting Pronouncements:

Adopted

In August 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-15, Presentation of Financial Statements - Going Concern to provide guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern. The guidance requires management to assess whether there are conditions or events, considered in the aggregate, that raise substantial doubt about an entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. When management identifies such conditions or events, a footnote disclosure is required to disclose their nature, as well as management’s plans to alleviate the substantial doubt to continue as a going concern. The standard became effective for our fiscal year end 2017 and did not have an impact on the consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, which is an update to Topic 740, “Income Taxes”. The update requires that all deferred tax assets and liabilities be classified as non-current. The Company adopted this update in the current year, which is reflected in the accompanying balance sheets. The deferred tax recorded as a current asset for the year ended March 31, 2016 was reclassified as Deferred Tax – Non-Current. The adoption of this update did not have any impact on the Company’s results of operations.

To Be Adopted

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

In February 2016, the FASB issued ASU 2016-02 (“Leases”), which introduces the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous guidance. The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record an ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. The new standard is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years with early adoption permitted. The adoption of this ASU will increase assets and liabilities for operating leases. The Company is evaluating the impact that the adoption of this standard will have on the Company’s consolidated financial statements.

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

3.                   Accounts Receivable

The following table sets forth the components of accounts receivable:

	March 31,
	2017	2016
Government	$1,392,482	$1,343,477
Commercial	171,400	118,384
Less: Allowance for doubtful accounts	(7,500)	(7,500)
	$1,556,382	$1,454,361

4.                   Inventories

Inventories consist of:

	March 31,
	2017	2016
Purchased parts	$3,197,378	$3,420,249
Work-in-process	1,272,235	1,446,293
Finished goods	68,566	102,490
Less: Allowance for obsolete inventory	(330,000)	(290,000)
	$4,208,179	$4,679,032

Work-in-process inventory includes $870,448 and $1,331,784 for government contracts at March 31, 2017 and 2016, respectively.

TEL-INSTRUMENT ELECTRONICS CORP.

Notes To Consolidated Financial Statements (Continued)

 5.                  Equipment and Leasehold Improvements

Equipment and leasehold improvements consist of the following:

	March 31,
	2017	2016
Leasehold Improvements	$95,858	$95,858
Machinery and equipment	1,574,058	1,518,780
Automobiles	23,712	23,712
Sales equipment	599,796	572,236
Assets under capitalized leases	637,189	637,189
Less: Accumulated depreciation & amortization	(2,769,186)	(2,654,257)
	$161,427	$193,518

Depreciation and amortization expense related to the assets above for the years ended March 31, 2017 and 2016 was $120,160 and $164,774 respectively.

6.                    Accrued Expenses

Accrued vacation pay, deferred wages, payroll and payroll withholdings consist of the following:

	March 31,
	2017	2016

Accrued vacation pay	$390,348	$394,404
Accrued compensation and payroll withholdings	137,065	442,185

	$527,413	$836,589

Accrued vacation pay, payroll and payroll withholdings includes $136,731 and $321,831 at March 31, 2017 and 2016, respectively, which is due to officers.

Accrued expenses - other consist of the following:

	March 31,
	2017	2016

Accrued commissions	72,171	8,189
Accrued legal costs	251,459	53,766
Warranty reserve	188,444	208,102
Accrued – other	86,975	231,630

	$599,049	$501,687

TEL-INSTRUMENT ELECTRONICS CORP.

Notes To Consolidated Financial Statements (Continued)

6.                    Accrued Expenses (continued)

The following table provides a summary of the changes in warranty reserves for the years ended March 31, 2017 and 2016:

	March 31,
	2017	2016
Warranty reserve, at beginning of period	$208,102	$140,333
Warranty expense	107,735	367,935
Warranty deductions	(127,393)	(300,166)
Warranty reserve, at end of period	$188,444	$208,102

Accrued expenses – related parties consists of the following:

	March 31,
	2017	2016

Interest due to the estate of the Company’s former Chairman	$-	$107,237
Interest and other expenses due to the Company’s President/CEO	45,586	106,107

	$45,586	$213,344

TEL-INSTRUMENT ELECTRONICS CORP.

Notes To Consolidated Financial Statements (Continued)

7.                   Income Taxes

Income tax (benefit) provision:

	Fiscal Year Ended
	March 31,	March 31,
	2017	2016
Current:
Federal	$(1,018)	$52,123
State and local	1,500	1,500

Total current tax provision	482	53,623

Deferred:
Federal	2,643,357	796,500
State and local	276	1,845

Total deferred tax provision	2,643,633	798,345

Total provision	$2,644,115	$851,968

The approximate values of the components of the Company’s deferred taxes at March 31, 2017 and 2016 are as follows:

	March 31,	March 31,
	2017	2016
Deferred tax assets:
Net operating loss carryforwards	$1,645,868	$1,802,492
Tax credits	329,032	329,032
Charitable contributions	102	51
Legal damages	956,000	-
Allowance for doubtful accounts	2,561	2,550
Reserve for inventory obsolescence	112,671	98,614
Inventory capitalization	105,998	69,918
Deferred payroll	-	88,288
Vacation accrual	133,276	134,116
Warranty reserve	64,340	70,765
Deferred revenues	162,757	75,310
Stock options	25,494	23,544
Non-compete agreement	5,941	7,889
AMT credit	66,106	52,123
Depreciation	18,412	26,721
Deferred tax asset	3,628,558	2,781,413
Less valuation allowance	(3,628,558)	(137,780)

Deferred tax asset, net	$-0-	$2,643,633

TEL-INSTRUMENT ELECTRONICS CORP.

Notes To Consolidated Financial Statements (Continued)

7.                   Income Taxes (Continued)

The recognized deferred tax asset is based upon the expected utilization of its benefit from future taxable income. The Company has federal net operating loss (“NOL”) carryforwards of approximately $4,827,000 as of March 31, 2017. These carryforward losses are available to offset future taxable income, and begin to expire in the year 2027. New Jersey State NOL carryforwards approximate $3,357,000 as of March 31, 2017. New Jersey State NOL carryforwards expire in 20 years, and certain of these amounts begin to expire in 2030.

The foregoing amounts are management’s estimates, and the actual results could differ from those estimates. Future profitability in this competitive industry depends on continually obtaining and fulfilling new profitable sales agreements and modifying products.  The inability to obtain new profitable contracts or the failure of the Company’s engineering development efforts could reduce estimates of future profitability, which could affect the Company’s ability to realize the deferred tax assets. It is management’s belief that the deferred tax assets is not more likely than not to be fully realized, and as a result, a valuation allowance of $3,628,558 was recorded at March 31, 2017.

A reconciliation of the income tax (benefit) provision at the statutory Federal tax rate of 34% to the income tax (benefit) provision recognized in the financial statements is as follows:

	March 31,	March 31,
	2017	2016

Income tax (benefit) provision – statutory rate	$(711,344)	$631,081
Income tax expenses – state and local, net of federal benefit	(2,404)	2,835
Permanent items	12,870	12,194
Change in value of warrants – permanent difference	(109,209)	209,862
True-up of prior year’s deferred taxes	(25,178)	(4,281)
Valuation allowance	3,490,778	-
Rate changes	(7,776)	-
Other	(3,622)	277

Income tax provision (benefit)	$2,644,115	$851,968

8.                  Related Parties

       Subordinated Notes

On February 22, 2010, the Company borrowed $250,000 in exchange for issuing subordinated notes to two executive officers and directors in the amount of $125,000 (individually, the “Subordinated Note” and collectively, the “Subordinated Notes”). Each officer and director also received 5,000 options to purchase Common Stock at an exercise price of $8.00 per share, the market price at the date of grant. In September 2010, these officers/directors entered into an Intercreditor and Subordination agreement which subordinated their loans to the BCA Loan Agreement (see Note 10 to Notes to Consolidated Financial Statements).  The notes were to become due April 1, 2011 with an interest rate of 1% per month, payable on a monthly basis within 14 days of the end of each month. The Intercreditor  and Subordination Agreement amongst the parties precludes the payment of principal or interest under these subordinated notes unless and until the Senior Obligations (as defined in the Intercreditor and Subordination Agreement) have been paid in full or without the express written consent of Senior Lender.  The holders of Subordinated Notes agreed that the Company’s failure to pay the monthly interest amounts pursuant to the terms of the February 22, 2010 Subordinated Notes will not constitute an event of default on such notes if the Company is precluded from making these payments pursuant to the limitations included in the loan agreement with BCA Mezzanine Fund L.L.P. (“BCA”). Upon payment in full of the loan to BCA in November 2014, the Company was able to commence to pay down the principal balance of the Subordinated Notes. During fiscal year 2012, the Company’s Chairman, at the time, passed away. His surviving spouse has retained this Subordinated Note and continues to acknowledge the terms. During the fiscal year ended March 31, 2016, the Company repaid $225,000 of the Subordinated Notes.  The remaining balance was paid during the year ended March 31, 2017. The outstanding balances at March 31, 2017 and 2016 were $-0- and $25,000, respectively. Total interest expense was $18,736 and $42,966 for the years ended March 31, 2017 and 2016, respectively. Accrued interest at March 31, 2017 and 2016 was $45,586 and $107,237, respectively.

Services

The Company has obtained marketing and sales services from a brother-in-law of the Company’s CEO with the related fees and commissions amounting to $154,302 and $107,980 for the years ended March 31, 2017 and 2016, respectively.

TEL-INSTRUMENT ELECTRONICS CORP.

Notes To Consolidated Financial Statements (Continued)

9.                   Long-Term Debt

Term Loans with Bank of America

On November 13, 2014, the Company entered into a term loan in the amount of $1,200,000 with Bank of America. The proceeds from the term loan were primarily used to pay off the remaining balance of the BCA Note in the amount of $1,153,109, including accrued interest of $4,467 (see above). The term loan is for three years, and expires on November 13, 2017. Monthly payments are at $36,551 including interest at 6%. The term loan is collateralized by substantially all of the assets of the Company. At March 31, 2017 and March 31, 2016, the outstanding balances were $285,810 and $693,407, respectively. At March 31, 2017, $285,810 was classified as current. For the years ended March 31, 2017 and 2016, the Company recorded amortization of deferred financing costs in the amount of $5,429 and $5,429, respectively. As of March 31, 2017 and March 31, 2016, the Company had unamortized deferred financing costs in the amount of $3,363 and $8,792, respectively.

In July 2015, the Company entered into a term loan in the amount of $18,000 with Bank of America. The term loan is for three years, and expires in July 2018. Monthly payments are at $536 including interest at 4.5%. The term loan is collateralized by substantially all of the assets of the Company. At March 31, 2017 and March 31, 2016, the outstanding balances were $8,305 and $14,211, respectively.

Automobile Loan

In March 2014, the Company entered into a loan with Ford Credit for its van in the amount of $23,712. Such note has a term of five (5) years with an annual interest rate of 8.79% with monthly payments of $492.  In December 2016, the Company paid-off the remaining balance of the loan. The outstanding balances at March 31, 2017 and 2016 were $-0- and $15,197, respectively.

The annual maturities of long-term debt for the five fiscal years subsequent to March 31, 2017 are as follows:

2018	$291,991
2019	2,124
2020	-
2021	-
2022	-

Total Principal	294,115
Less: Current Portion	(291,991)
Total Long-Term Debt	$2,124

10.                 Line of Credit

On March 21, 2016, the Company entered into a line of credit agreement with Bank of America, which expires March 31, 2017. In March 2017, the Company extended until March 31, 2018.  The new line provides a revolving credit facility with borrowing capacity of up to $1,000,000. There are no covenants or borrowing base calculations associated with this line of credit. Interest on any outstanding balances is payable monthly at an annual interest rate equal to the LIBOR (London Interbank Offered Rates) Daily Floating plus 3.75 percentage points. The Company’s interest rate was 4.732% at March 31, 2017.   The line is collateralized by substantially all of the assets of the Company.  In March 2017 the Company borrowed $200,000 from this line of credit. As of March 31, 2017 and 2016, the outstanding balances were $200,000 and $-0-, respectively.  As of March 31, 2017 the remaining availability under this line is $800,000.

In April 2017, the Company borrowed an additional $200,000 from this line of credit.

TEL-INSTRUMENT ELECTRONICS CORP.

Notes To Consolidated Financial Statements (Continued)

11.                 Commitments

The Company leases its general office and manufacturing facility in East Rutherford, NJ under an operating lease agreement which expires July 31, 2016. The lease is for a five year period, beginning August 1, 2011, with a five year option in a one-story facility. In June 2016, the Company extended the lease term for another five years until August 2021.  Under terms of the lease, the Company is also responsible for its proportionate share of the additional rent to include all real estate taxes, insurance, snow removal, landscaping and other building charges. The Company is also responsible for the utility costs for the premises.

The Company also leases a small office in Lawrence, Kansas under an operating lease agreement which expires June 30, 2018.

In addition, the Company has agreements to lease equipment for use in the operations of the business under operating leases.

The following is a schedule of approximate future minimum rental payments for operating leases subsequent to the year ended March 31, 2017.

Years Ended March 31,
2018	$322,201
2019	307,206
2020	306,153
2021	306,153
2022	127,564
$1,369,277

Total rent expense, including common charges related to the building as well as equipment rentals, was approximately $357,000 and $358,000 for the years ended March 31, 2017 and 2016, respectively.

The Company sponsors a 401k Plan in which employee contributions on a pre-tax basis are supplemented by matching contributions by the Company. The Company charged to operations $25,698 and $27,916 as its matching contribution to the Company’s 401k Plan for the years ended March 31, 2017 and 2016, respectively.

12.                Capitalized Lease Obligations

The Company has entered into lease commitments for furniture and equipment that meet the requirements for capitalization. The equipment has been capitalized and shown in equipment and leasehold improvements in the accompanying balance sheets.  The related obligations are also recorded in the accompanying consolidated balance sheets and are based upon the present value of the future minimum lease payments with interest rates ranging from 9% to 14%.  The net book value of equipment acquired under capitalized lease obligations amounted to $20,519 and $51,230 at March 31, 2017 and 2016, respectively. There were no new capital lease obligations during the year ended March 31, 2017.There was one new capital lease for the year ended March 31, 2016 in the amount of $26,194.  As of March 31, 2017 and 2016, accumulated amortization under capital leases was $616,670 and $589,959, respectively.

At March 31, 2017, future payments under capital leases are as follows over each of the next five fiscal years:

2018	$7,864
2019	7,864
2020	7,209
2021	-
2022	--
Total minimum lease payments	22,937
Less amounts representing interest	(2,909)
Present value of net minimum lease payments	20,028
Less current portion	(6,268)
Long-term capital lease obligation	$13,760

TEL-INSTRUMENT ELECTRONICS CORP.

Notes To Consolidated Financial Statements (Continued)

13.                Significant Customer Concentrations

For the years ended March 31, 2017 and 2016, sales to the U.S. Government represented approximately 64% and 79%, respectively of net sales.  No other individual customer represented over 10% of net sales for these years.  One customer represented 10.3% of government sales for the year ended march 31, 2017. No direct customer accounted for more than 10% of commercial or government net sales for the year ended March 31, 2016.  Our U.S. distributor accounted for 24% and 21% of commercial sales for the years ended March 31, 2017 and 2016, respectively.

Net sales to foreign customers were $1,782,646 and $1,900,724 for the years ended March 31, 2017 and 2016, respectively.  All other sales were to customers located in the U.S. The following table presents net sales by U.S. and foreign countries:

	2017	2016
United States	$16,962,810	$22,904,101
Foreign countries	1,782,646	1,900,724
Total Avionics Sales	$18,745,456	$24,804,825

Net sales related to any single foreign country did not comprise more than 10% of consolidated net sales. The Company had no assets outside the United States.

Receivables from the U.S. Government represented approximately 42% and 37%, respectively, of total receivables at March 31, 2017 and 2016, respectively. As of March 31, 2017, one individual customer represented 16.6% and a second customer represented 10% of the Company’s outstanding accounts receivable. As of March 31, 2016, one individual customer accounted for 27% of the Company’s outstanding accounts receivable. No other customers represented more than 10% of outstanding accounts receivable for the years ending March 31, 2017 and 2016.

14.                Stock Option Plans

In December 2016, the Board adopted the 2016 Stock Option Plan (the “2016 Plan”) which reserved for issuance options to purchase up to 250,000 shares of its Common Stock.  The stockholders approved the Plan at the January 2017 annual meeting

Shareholders had previously adopted the 2006 Stock Option Plan, under which substantially all of the options have been granted. Therefore, the Board approved the 2016 Plan, and the terms are substantially the same as under the 2006 Employees Stock Option.

The 2016 Plan reserves for issuance options to purchase up to 250,000 shares of its common stock. All employees, directors and consultants are eligible to receive stock option grants under this plan. The 2016 Plan, which has a term of ten years from the date of adoption, is administered by the Board or by a committee appointed by the Board. The selection of participants, allotment of shares, and other conditions related to the grant of options, to the extent not set forth in the Plan, are determined by the Board. Options granted under the Plan are exercisable up to a period of five years from the date of grant at an exercise price which is not less than the fair market value of the common stock at the date of grant, except to a shareholder owning 10% or more of the outstanding common stock of the Company, as to which the exercise price must be not less than 110% of the fair market value of the common stock at the date of grant. Options, for the most part, are exercisable on a cumulative basis, 20% at or after each of the first, second, and third anniversary of the grant and 40% after the fourth year anniversary.
The fair value of each option awarded is estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table. Expected volatilities are based on historical volatility of Common Stock. The expected life of the options granted represents the period of time from date of grant to expiration (5 years). The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant. There were no stock options granted for the year ended March 31, 2017. The per share weighted-average fair value of stock options granted for the year ended March 31, 2016 was $2.36 on the date of grant using the Black Scholes option-pricing model with the following assumptions:

TEL-INSTRUMENT ELECTRONICS CORP.

Notes To Consolidated Financial Statements (Continued)

14.                Stock Option Plans (continued)

	Dividend	Risk-free
	Yield	Interest rate	Volatility	Life
2016	0.0%	1.39%	44.54%	5 years

A summary of the status of the Company’s stock option plans for the fiscal years ended March 31, 2017 and 2016 and changes during the years are presented below (in number of options):

	Number of Options	Average Exercise Price	Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding options at April 1, 2015	71,500	$6.06
Options granted	51,000	$5.85
Options exercised	-	$-
Options canceled/forfeited	(37,500)	$7.43

Outstanding options at March 31, 2016	85,000	$5.33	3.4 years	$9,000
Options granted	-	$-
Options exercised	-	$-
Options canceled/forfeited	(6,000)	$6.34

Outstanding options at March 31, 2017	79,000	$5.26	2.5 years	$28,900
Vested Options:
March 31, 2017:	33,800	$4.59	1.9 years	$28,460
March 31, 2016:	26,000	$4.38	2.1 years	$9,000

Remaining options available for grant were 250,000 and -0- as of March 31, 2017 and 2016, respectively.

For the years ended March 31, 2017 and 2016, the unamortized compensation expense for stock options was $60,819 and $95,792, respectively. Unamortized compensation expense is expected to be recognized over a weighted-average period of approximately 1 year.

A summary of the Company’s non-vested shares as of March 31, 2017 and changes during the year ended March 31, 2016 is presented below:

Non-vested Shares	Shares	Weighted-Average Grant-Date Fair value

Non-vested at April 1, 2016	59,000	$5.75
Granted	-	$-
Vested	(11,800)	$5.73
Forfeited	(1,600)	$5.85
Non-vested at March 31, 2017	45,600	$5.76

The compensation cost that has been charged was $32,714 and $32,277 for the fiscal years ended March 31, 2017 and 2016, respectively.

TEL-INSTRUMENT ELECTRONICS CORP.

Notes To Consolidated Financial Statements (Continued)

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

	March 31, 2017	March 31, 2016
Basic net (loss) income per share computation:
Net (loss) income	$(4,759,439)	$1,004,153
Weighted-average common shares outstanding	3,255,887	3,256,887
Basic net (loss) income per share	$(1.46)	$0.31
Diluted net (loss) income per share computation
Net (loss) income	$(4,759,439)	$1,004,153
Less: Change in fair value of warrants	103,000	-
Diluted (loss) income	(4,862,439)	1,004,153
Weighted-average common shares outstanding	3,255,887	3,256,887
Incremental shares attributable to the assumed exercise of outstanding stock options and warrants	10,955	4,266
Total adjusted weighted-average shares	3,266,842	3,261,153
Diluted net (loss) income per share	$(1.49)	$0.31

The following table summarizes securities that, if exercised, would have an anti-dilutive effect on earnings per share:

	March 31, 2017	March 31, 2016
Stock options	61,000	65,000
Warrants	-	286,920
	61,000	351,920

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

TEL-INSTRUMENT ELECTRONICS CORP.

Notes To Consolidated Financial Statements (Continued)

16.                Segment Information (continued)

The tables below present information about reportable segments for the years ended March 31:

	Avionics	Avionics	Avionics	Corporate/
2017	Government	Commercial	Total	Reconciling Items	Total
Net sales	$16,531,913	$2,213,543	$18,745,456	$-	$18,745,456
Cost of Sales	10,363,318	1,698,023	12,061,341	-	12,061,341

Gross Margin	6,168,595	515,520	6,684,115	-	6,684,115

Engineering, research, and development			2,430,322	-	2,430,322
Selling, general, and administrative			1,260,388	1,320,697	2,581,085
Litigation expenses				1,244,639	1,244,639
Legal damages				2,800,000	2,800,000
Amortization of deferred financing costs			-	5,429	5,429
Change in fair value of common stock warrant			-	(321,203)	(321,203)
Interest expense, net			-	59,167	59,167
			3,690,710	5,108,729	8,799,439
Income (loss) before income taxes			$2,993,405	$(5,108,729)	$(2,115,324)

Segment Assets	$4,264,168	$1,500,393	$5,764,561	$671,387	$6,435,948

	Avionics	Avionics	Avionics	Corporate/
2016	Government	Commercial	Total	Reconciling Items	Total
Net sales	$23,011,016	$1,793,809	$24,804,825	$-	$24,804,825
Cost of Sales	15,446,232	1,373,003	16,819,235	-	16,819,235

Gross Margin	7,564,784	420,806	7,985,590	-	7,985,590

Engineering, research, and development			2,038,126	-	2,038,126
Selling, general, and administrative			1,218,327	1,700,838	2,919,165
Litigation expenses				448,379	448,379
Amortization of deferred financing costs			-	5,429	5,429
Change in fair value of common stock warrant			-	617,241	617,241
Interest expense, net			-	101,129	101,129
			3,256,453	2,873,016	6,129,469
Income (loss) before income taxes			$4,729,137	$(2,873,016)	$1,856,121

Segment Assets	$5,644,551	$488,842	$6,133,393	$3,974,726	$10,108,119

TEL-INSTRUMENT ELECTRONICS CORP.

Notes To Consolidated Financial Statements (Continued)

17.                 Quarterly Results of Operations (Unaudited)

Quarterly consolidated data for the years ended March 31, 2017 and 2016 is as follows:

	Quarter Ended
FY 2017	June 30	September 30	December 31	March 31
				(See Notes 7 and 19)
Net sales	$5,342,369	$5,076,029	$4,236,519	$4,090,539
Gross margin	1,876,653	1,825,588	1,634,251	1,347,623
Income (loss) before taxes	578,053	381,815	177,895	(3,253,087)
Net income (loss)	410,309	272,055	141,513	(5,583,316)
Basic income (loss) per share	0.13	0.08	0.04	(1.71)
Diluted income (loss) per share	0.10	0.07	0.03	(1.72)

FY 2016	June 30	September 30	December 31	March 31
Net sales	$5,845,919	$6,818,390	$5,970,865	$6,169,651
Gross margin	1,815,295	2,243,466	2,034,757	1,892,072
Income before taxes	494,244	370,153	453,537	538,187
Net income	279,066	199,466	226,586	299,035
Basic income per share	0.09	0.06	0.07	0.09
Diluted income per share	0.02	0.06	0.07	0.09

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as of March 31, 2017 and March 31, 2016. As required by FASB ASC 820, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

March 31, 2017	Level I	Level II	Level III	Total

Warrant Liability	$-	$-	$95,000	$95,000
Total Liabilities	$-	$-	$95,000	$95,000

March 31, 2016	Level I	Level II	Level III	Total

Warrant Liability	$-	$-	$1,136,203	$1,136,203
Total Liabilities	$-	$-	$1,136,203	$1,136,203

ASC 815, “Derivatives and Hedging” requires that we mark the value of our warrant liability to market and recognize the change in valuation in our statement of operations each reporting period. Determining the warrant liability to be recorded requires us to develop estimates to be used in calculating the fair value of the warrant.

The following table provides a summary of the changes in fair value of our Level 3 financial liabilities for the years ended March 31, 2017 and 2016 as well as the unrealized gains or losses included in income.

	March 31, 2017	March 31, 2016
Fair value, at beginning of period	$1,136,203	$518,962

New purchases and issuances	-	-
Sales and settlements	(720,000)	-
Change in fair value	(321,203)	617,241

Fair value, at end of period	$95,000	$1,136,203

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

The value of the warrants for the 236,920 shares of the Company’s common stock at the time of exercise was $720,000, and the Company paid this amount using cash from operations in August 2016, thereby extinguishing the warrant liability with BCA. The warrant liability for these warrants was $-0- at March 31, 2017 as compared to $938,203 at March 31, 2016.

Upon payment to BCA, the Company has remaining warrants with an outside investor to purchase 50,000 shares of the Company’s common stock at an exercise price of $3.35 per share or exercising the “put option” to the Company in the same fashion as BCA. The warrant liability of the 50,000 warrants was $95,000 at March 31, 2017 as compared to $198,000 at March 31, 2016.

Values at Inception

Date of Warrant	Expiration Date	Number of Warrants	Exercise Price	Fair Market Value Per Share	Expected Volatility	Remaining Life in Years	Risk Free Interest Rate	Warrant Liability
09-10-2010	09-10-2019	136,920	$6.70	$6.70	28.51%	9	2.81%	$267,848
09-10-2010	09-10-2015	10,416	$6.70	$6.70	28.51%	5	1.59%	$13,808
07-26-2012	09-10-2019	50,000	$3.35	$3.90	42.04%	7	0.94%	$66,193
07-26-2012	09-10-2019	20,000	$3.35	$3.90	42.04%	7	0.94%	$26,477
11-20-2012	09-10-2019	20,000	$3.56	$3.50	42.45%	6.83	1.09%	$21,441
02-14-2013	09-10-2019	20,000	$3.58	$3.80	41.72%	6.58	1.43%	$23,714
07-12-2013	09-10-2019	20,000	$3.33	$3.32	40.26%	6.17	2.00%	$19,523
08-12-2013	09-10-2019	20,000	$3.69	$3.69	40.20%	6.08	2.01%	$21,587

Values at March 31, 2016

Date of Warrant	Expiration Date	Number of Warrants	Exercise Price	Fair Market Value Per Share	Put Option Value	Market Price Option	Remaining Life in Years	Warrant Liability
09-10-2010	09-10-2019	136,920	$6.70	$4.31	542,203	NA	3.45	$542,203
07-26-2012	09-10-2019	50,000	$3.35	$4.31	198,000	48,000	3.45	$198,000
07-26-2012	09-10-2019	20,000	$3.35	$4.31	79,200	19,200	3.45	$79,200
11-20-2012	09-10-2019	20,000	$3.56	$4.31	79,200	15,000	3.45	$79,200
02-14-2013	09-10-2019	20,000	$3.58	$4.31	79,200	12,800	3.45	$79,200
07-12-2013	09-10-2019	20,000	$3.33	$4.31	79,200	19,600	3.45	$79,200
08/12/2013	09-10-2019	20,000	$3.69	$4.31	79,200	12,400	3.45	$79,200

Values at March 31, 2017

Date of Warrant	Expiration Date	Number of Warrants	Exercise Price	Fair Market Value Per Share	Put Option Value	Market Price Option	Remaining Life in Years	Warrant Liability
07-26-2012	09-10-2019	50,000	$3.35	$5.25	NA	95,000	2.45	$95,000

TEL-INSTRUMENT ELECTRONICS CORP.

Notes To Consolidated Financial Statements (Continued)

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

On March 24, 2009, Aeroflex Wichita, Inc. (“Aeroflex”) filed a petition against the Company and two of its employees in the District Court located in Sedgwick County, Kansas, Case No. 09 CV 1141 (the “Aeroflex Action”), alleging that the Company and its two employees misappropriated Aeroflex’s proprietary technology in connection with the Company winning a substantial contract from the U.S. Army, to develop new Mode-5 radar test sets and kits to upgrade the existing TS-4530 radar test sets to Mode 5 (the “Award”). Aeroflex’s petition, seeking injunctive relief and damages, alleges that in connection with the Award, the Company and its named employees misappropriated Aeroflex’s trade secrets; tortiously interfered with Aeroflex’s business relationship; conspired to harm Aeroflex and tortiously interfered with Aeroflex’s contract. The central basis of all the claims in the Aeroflex Action is that the Company misappropriated and used Aeroflex proprietary technology and confidential information in winning the Award.  In February 2009, subsequent to the Company winning the Award, Aeroflex filed a protest of the Award with the Government Accounting Office (“GAO”). In its protest, Aeroflex alleged, inter alia, that the Company used Aeroflex’s proprietary technology in order to win the Award, the same material allegations as were later alleged in the Aeroflex Action. On or about March 17, 2009, the U.S. Army Contracts Attorney and the U.S. Army Contracting Officer each filed a statement with the GAO, expressly rejecting Aeroflex’s allegations that the Company used or infringed on Aeroflex’s proprietary technology in winning the Award, and concluding that the Company had used only its own proprietary technology. On April 6, 2009, Aeroflex withdrew its protest.

In December 2009, the Kansas District Court dismissed the Aeroflex Action on jurisdiction grounds. Aeroflex appealed this decision. In May 2012, the Kansas Supreme Court reversed the decision and remanded the Aeroflex Action to the Kansas District Court for further proceedings.

On May 23, 2016, the Company filed a motion for summary judgment based on Aeroflex’s lack of jurisdictional standing to bring the case. The motion asserts that Aeroflex does not own the intellectual property at issue since it is a bare licensee of Northrop Grumman. Northrop Grumman has declined to join this suit as plaintiff. Aeroflex lacks standing to sue alone. Also, the motion raises the fact that Aeroflex allowed the license to expire, Aeroflex’s claims are either moot or Aeroflex lacks standing to sue for damages alleged to have accrued after the license ended in December 2011. The motion for summary judgment was denied.

The Aeroflex trial on remand in the Kansas District Court began in March 2017. After a six-week trial, the jury rendered its verdict. The jury found no misappropriation of Aeroflex trade secrets but it did rule that the Company tortiously interfered with a prospective business opportunity and awarded damages of $1.3 million for lost profits. The jury also ruled that Tel tortiously interfered with Aeroflex’s non-disclosure agreements with two former Aeroflex employees and awarded damages of $1.5 million for lost profits, resulting in total damages against the Company of $2.8 million. The jury also found that the former Aeroflex employees breached their non-disclosure agreements with Aeroflex and awarded damages against these two individuals totaling $525,000. The jury also decided that punitive damages should be allowed against the Company. The court has not yet entered final judgment on the verdict.

Following the verdict, the Company filed a motion for judgment as a matter of law, which is pending. In the motion, the Company renewed its motion for judgment on Aeroflex’s tortious interference with prospective business opportunity claim arguing that such claim is barred by the statute of limitations. Alternatively, the motion asserts there is insufficient evidence supporting the lost profit award on that claim.  Additionally, the motion for judgment addresses inconsistency between the awards against the former Aeroflex employees for breach of the non-disclosure agreements and the award against the Company for interfering with those agreements. Alternatively, the motion asserts there is insufficient evidence supporting the lost profit award on that claim. While we believe that this motion has merit, there is no assurance that the judge will reduce the jury awards.

During July, 2017, the Court will hear the Company’s motion for judgment. The Court will also conduct a hearing as to the amount of a punitive damages award. Kansas statutes limit punitive damages to a maximum of $5 million.

TEL-INSTRUMENT ELECTRONICS CORP.

Notes To Consolidated Financial Statements (Continued)

19.                Litigation (continued)

Aeroflex has submitted a motion to the Court requesting that the judge award punitive damages at the maximum $5 million amount. In Kansas, punitive damages are awarded to “punish the wrongdoer for his malicious, vindictive or willful and wanton invasion of another’s rights, with the ultimate purpose being to restrain and deter others from the commission of similar wrongdoings.” Importantly, Kansas courts have ruled that the purpose of punitive damages “is to sting, not to kill”. The Court will also take into consideration the Company’s financial condition in setting the amount of punitive damages. The Company does not believe that punitive damages, in any amount are appropriate. Regardless, the Company will vigorously defend against an award.

In summary, until the Court rules on the pending matters the final judgment on the verdict is speculative. At this stage, the Company has recorded a $2.8 million liability but this could materially change based on the judge’s ruling which could come as early as July, 2017. Punitive damages can also range between $-0- and $5 million.  Depending on the outcome of these hearings, both sides have the ability to appeal the decision or the judge could vacate the jury decision and schedule a new trial. If the judge enters a final damages award, both sides have approximately 30 days to file an appeal or a request a new trial. If the Company files the appeal on its own, it will be required to post a bond in the equal to the lesser of: (1) the final damages award; or (2) $1 million plus 25% of the amount of the verdict in excess of $1 million, which would currently total $1.45 million.

The Company believes it has excellent grounds to appeal this verdict. The appeal process would be expected to take several years to complete.

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

N/A.

Item 9A.        Controls and Procedures

a) Evaluation of disclosure controls and procedures.

As of March 31, 2017, management performed, with the participation of our Chief Executive Officer and Principal Accounting Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934.  Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Accounting Officer, as appropriate to allow timely decisions regarding required disclosures.   Based on the evaluation required by Rule 13a-15(b) under the Securities Exchange Act of 1934, our Chief Executive Officer and Principal Accounting Officer concluded that as of March 31, 2017, such disclosure controls and procedures were effective.

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

Management has conducted, with the participation of our Chief Executive Officer and our Principal Accounting Officer, an assessment of the effectiveness of our internal control over financial reporting as of March 31, 2017.  Management’s assessment of internal control over financial reporting framework was included in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the criteria set forth in Internal Control — Integrated Framework (2013), Chief Executive Officer and Principal Accounting Officer t concluded that our system of internal control over financial reporting was effective as of March 31, 2017.

c) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Item 9B.        Other Information

 None.

PART III

Item 10.         Directors, Executive Officers and Corporate Governance

Name (age)	Position	Year First Elected a Director
Stephen A. Fletcher (1) (56)	Director	2011

George J. Leon (2) (3) (73)	Director	1986

Jeffrey C. O’Hara, CPA (1) (4) (59)	Director; President since August 2007; Chief Executive Officer since December 2010; Chief Operating Officer since June 2006; Vice President since 2005	1998

Robert A. Rice (2) (3) (61)	Director	2004

Robert H. Walker (2) (3) (5) (81)	Director and Chairman of the Board since April 2011	1984

Michael W. Schirmer (59)	Effective May 12, 2014, the Board approved the appointment of Mr. Schirmer as the Company’s Chief Operating Officer.	-

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

Background of Directors and Officers

Stephen A. Fletcher is the Chief Executive Officer of Rand McNally, the country’s most trusted source for maps, navigation and travel content (“Rand”). At Rand, Mr. Fletcher is driving growth of the Company’s consumer and enterprise businesses through rapid expansion of core product lines and continued innovation of commercial transportation solutions ranging from advanced mileage and routing software to fleet management and electronic tracking. Prior to Rand, Mr. Fletcher served as a WW general manager at Kodak for more than six years and led a far-reaching organization with operations around the globe including research and development in the US, Germany and Singapore and manufacturing in the US, China and Mexico.  Before Kodak, he was President and COO of Konica Minolta Printing Solutions in Ramsey, New Jersey where he quadrupled the business over six years.  Mr. Fletcher was also President and CEO of the Tally Printer Corporation in Seattle, Washington and held marketing management positions at Apple Computer and Hewlett Packard.

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

Family Relationships

As described above, Stephen Fletcher is the son of the Company’s former Chairman and the brother-in-law of the Company’s Chief Executive Officer, Jeffrey O’Hara.

Corporate Governance and Board Meetings

The Board is responsible for supervision of the overall affairs of the Company.  The Board held four meetings during the fiscal year 2017, and each of the nominee directors attended all of the meetings. The Company expects directors to attend all Board, committee, and shareholder meetings. Three of the directors, Messrs. Leon, Rice and Walker, are independent under the Rules of the NYSE-MKT.

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

During fiscal 2017, all three members of the Audit Committee attended all four (4) of the Audit Committee meetings.  In the opinion of the Board, and as defined under NYSE MKT Rules, Messrs. Walker, Leon and Rice are independent of management and free of any relationship which might interfere with their exercise of independent judgment as members of this committee.

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

The Compensation Committee met twice during the 2017 fiscal year; Messrs. Leon, Rice and Walker attended the meeting. Messrs. Leon, Rice and Walker are independent, as defined in the NYSE MKT Rules. See “Executive Compensation” below for a discussion of the Committee’s processes and procedures for reviewing and determining compensation.

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

Item 10.        Directors, Executive Officers and Corporate Governance (continued)

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

Item 11.        Executive Compensation

The following table presents information regarding compensation of our principal executive officer, and the two most highly compensated executive officers other than the principal executive officer for services rendered during fiscal years 2017 and 2016.

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary ($) (1)	Incentive ($) (2)	Option Awards ($) (3)	All Other Compensation ($) (4)	Total ($)

Jeffrey C. O’Hara, CEO President	2017	175,000	-	-	22,693	197,693
	2016	175,000	64,909	47,150	19,578	306,637

Michael Schirmer, Vice President of Operations (5)	2017	167,500	-	-	21,794	189,294
	2016	167,500	64,909	23,575	19,488	275,472

Joseph P. Macaluso PAO	2017	140,000	-	-	12,867	152,867
	2016	139,375	14,000	4,715	12,680	170,770

(1)	The amounts shown in this column represent the dollar value of base cash salary earned by each named executive officer (“NEO”).
(2)	No incentive compensation was made to the NEO’s in 2017, and therefore no amounts are shown.
(3)
Amounts in this column represent the fair value required by ASC Topic 718 to be included in our financial statements for all options granted during that year (see Note 15 to Notes to the Consolidated Financial Statements).

(4)	The amounts shown in this column represent amounts for medical and life insurance as well as the Company’s match in the 401(k) Plan.
(5)	In the event the Company is ever sold, Mr. Schirmer will receive nine (9) months of salary continuation, provided he does not receive a comparable position at the new company.

Grants of Plan-based Awards Table for Fiscal Year

There were no stock options granted during or for the 2017 fiscal year to our named executive officers.

Item 11.        Executive Compensation (continued)

Outstanding Equity Awards at Fiscal Year End

The following table sets forth the outstanding stock option grants held by named executive officers at the end of the 2017 fiscal year. The option exercise price set forth in the table is based on the closing market price on the date of grant.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable (1)	Option Exercise Price ($)	Option Expiration Date

Joseph P. Macaluso	400	1,600	$5.85	4/28/20

Jeffrey C. O’Hara	4,000	16,000	$5.85	4/28/20

Michael Schirmer	10,000	-	$4.22	11/01/18
	4,000	6,000	$5.14	5/05/19
	2,000	8,000	$5.85	4/28/20

(1)  Options are exercisable, on a cumulative basis, 20% at or after each of the first, second, and third anniversary of the grant and 40% after the fourth year anniversary.

Employment Contracts and Termination of Employment and Change-in-Control

Except for Mr. Schirmer’s agreement (disclosed above), there are no employment contracts, compensatory plans or arrangements, including payments to be received from the Company with respect to any executive officer of Tel which would in any way result in payments to any such person because of his or her resignation, retirement or other termination of employment with the Company, any change in control of the Company or a change in the person’s responsibilities following a change in control of the Company.

Options Exercised and Stock Vested During Fiscal Year 2016

No shares were acquired upon exercising options awards by our NEO’s during fiscal year 2017.

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

The percentage of operating profits so determined is then distributed to senior employees, including NEOs and to a category  entitled  “incentive”, based on (a) the amount of the employee’s base salary, (b) his contribution to the Company, (c) the results of that contribution, (d) an estimated amount of his “special effort” on behalf of the Company, (e) his technical expertise, leadership, and management skills, and (f) the level of the overall compensation paid employees performing similar work in competitive companies. No incentive awards were made to the NEOs for the year ended March 31, 2017. For the year ended March 31, 2016, the CEO  received $64,909, COO received $64,909, and the PAO received $14,000.

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

Item 11.        Executive Compensation (continued)

Director Compensation

Directors who are not employees or officers of the Company receive $1,250 in cash and options, at the then market price, to purchase 1,000 shares of Common Stock for attendance at each in-person meeting and $625 in cash and options to purchase 500 shares of Common Stock for attendance at each formal telephonic meeting of the Board or of a standing committee.  Non-employee directors may elect annually to accept the foregoing compensation or waive the stock option element and receive the $2,500 in cash for attendance at the in-person meeting and $1,250 in cash for each formal telephone meeting. During fiscal year 2017 non-employee directors earned the following compensation pursuant to this plan.

Name	Cash Compensation	Option Awards ($)(1)(2)	Total $
George J. Leon	$10,000	$-0-	$10,000
Robert A. Rice	$10,000	$-0-	$10,000
Robert H. Walker (3)	$10,000	$-0-	$10,000
Stephen A. Fletcher	$5,000	$-0-	$5,000

(1)	Amounts in this column, if any, represent the fair value required by ASC 718 to be included in our financial statements for all options granted during fiscal year 2017.
(2)	There are no options outstanding for the directors.
(3)	Mr. Walker also receives a monthly stipend of $2,400 for his additional responsibility as Chairman of the Board.

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

Name and Address	Number of Shares Beneficially Owned		Percentage of Class (1)

Named Directors and Officers

Stephen A. Fletcher, Director	3,200	(2)	0%
7378 E. Main Street
Lima, NY 14485

George J. Leon, Director	455,971	(3)	14.0%
168 Redpath Avenue
Toronto, Ontario, Canada M4P 2K6

Jeffrey C. O’Hara, Director	252,356	(4)	7.7%
853 Turnbridge Circle
Naperville, IL 60540

Robert A. Rice, Director	113,404		3.5%
5 Roundabout Lane
Cape Elizabeth, ME 04107

Robert H. Walker, Director	75,053		2.3%
27 Vantage Court
Port Jefferson, NY 11777

Michael Schirmer	20,000	(5)	0.6%
14 Turnberry Lane
Pittsford, NY 14534

Joseph P. Macaluso, PAO	13,813	(6)	0.4%
167 Tennis Court
Wall Township, NJ 07719

All officers and directors as a group (6 persons)	933,797	(7)	28.4%

Mrs. Sadie Fletcher	640,907	(8)	19.7%
657 Downing Lane
Williamsville, NY 14221

Vincent J. Dowling, Jr.	285,400	(9)	8.8%
54 Ledyard Road
West Hartford, CT 06117

All officers, directors and 5% holders as a group (8 persons)	1,860,104		56.6%

Item 12.         Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters (continued)

(1)
The class includes 3,255,887 shares outstanding in the calculation of the percentage of shares owned by a party. The Common Stock deemed to be owned by the named party includes stock which is not outstanding but subject to currently exercisable options held by the individual named in accordance with Rule 13d-3(d)c) of the Exchange Act. The foregoing information is based on reports made by the named individuals.

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

(4)	Includes 8,000 shares subject to currently exercisable stock options owned by Mr. O’Hara.
(5)	Includes 20,000 shares subject to currently exercisable stock options owned by Mr. Schirmer.
(6)	Includes 800 shares subject to currently exercisable stock options owned by Mr. Macaluso.
(7)	Includes 28,800 shares subject to currently exercisable options held by all executive officers and directors of the Company (including those individually named above).
(8)
Represents 640,907 shares owned by the Estate of Harold K. Fletcher, former Chief Executive Officer and director of the Company. Mrs. Fletcher is the mother of Stephen A. Fletcher, a director of the Company.

(9)	Based on Schedule 13G filed with the SEC on February 11, 2015 and furnished to the Company.

Equity Compensation Plan Information

In December 2016, the Board adopted the 2016 Stock Option Plan (the “2016 Plan”) which reserved for issuance options to purchase up to 250,000 shares of its Common Stock.  The stockholders approved the Plan at the January 2017 annual meeting

Shareholders had previously adopted the 2006 Stock Option Plan, under which substantially all of the options have been granted. Therefore, the Board approved the 2016 Plan, and the terms are substantially the same as under the 2006 Employees Stock Option.

The 2016 Plan reserves for issuance options to purchase up to 250,000 shares of its common stock. All employees, directors and consultants are eligible to receive stock option grants under this plan. The 2016 Plan, which has a term of ten years from the date of adoption, is administered by the Board or by a committee appointed by the Board. The selection of participants, allotment of shares, and other conditions related to the grant of options, to the extent not set forth in the Plan, are determined by the Board. Options granted under the Plan are exercisable up to a period of five years from the date of grant at an exercise price which is not less than the fair market value of the common stock at the date of grant, except to a shareholder owning 10% or more of the outstanding common stock of the Company, as to which the exercise price must be not less than 110% of the fair market value of the common stock at the date of grant. Options, for the most part, are exercisable on a cumulative basis, 20% at or after each of the first, second, and third anniversary of the grant and 40% after the fourth year anniversary. These terms can be modified based upon approval of the Board.

Additionally, at March 31, 2017 the Company had an individual employment agreement with one individual which provides for the grant of 10,000 options to purchase Common Stock with an exercise price of $5.14 per share.  This employee contract has been approved by the Board, and was included as consideration for employment, but was not individually approved by shareholders. Since these options were granted under the Plan, they are included in the 85,000 shares in the second column of the following schedule.

Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters (continued)

Equity Compensation Plan Information (continued)

The following table provides information as of March 31, 2017 regarding compensation plans under which equity securities of the Company are authorized for issuance.

Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of options remaining available for future issuance under Equity Compensation Plans
Equity Compensation Plans approved by shareholders	79,000	$5.26	250,000
Equity Compensation Plans not approved by shareholders	--	--	--
Total	79,000	$5.26	250,000

* See discussion above and Note 14 of Notes to the Consolidated Financial Statements.

Item 13.        Certain Relationships and Related Transactions and Director Independence

On February 22, 2010, the Company borrowed $250,000 in exchange for issuing subordinated notes to two executive officers and directors in the amount of $125,000 (individually, the “Subordinated Note” and collectively, the “Subordinated Notes”). Each officer and director also received 5,000 options to purchase Common Stock at an exercise price of $8.00 per share, the market price at the date of grant. In September 2010, these officers/directors entered into an Intercreditor and Subordination agreement which subordinated their loans to the BCA Loan Agreement (see Note 10 to Notes to Consolidated Financial Statements).  The notes were to become due April 1, 2011 with an interest rate of 1% per month, payable on a monthly basis within 14 days of the end of each month. The Intercreditor  and Subordination Agreement amongst the parties precludes the payment of principal or interest under these subordinated notes unless and until the Senior Obligations (as defined in the Intercreditor and Subordination Agreement) have been paid in full or without the express written consent of Senior Lender.  The holders of Subordinated Notes agreed that the Company’s failure to pay the monthly interest amounts pursuant to the terms of the February 22, 2010 Subordinated Notes will not constitute an event of default on such notes if the Company is precluded from making these payments pursuant to the limitations included in the loan agreement with BCA Mezzanine Fund L.L.P. (“BCA”). Upon payment in full of the loan to BCA in November 2014, the Company was able to commence to pay down the principal balance of the Subordinated Notes. During fiscal year 2012, the Company’s Chairman, at the time, passed away. His surviving spouse has retained this Subordinated Note and continues to acknowledge the terms. During the fiscal year ended March 31, 2016, the Company repaid $225,000 of the Subordinated Notes.  The remaining balance was paid during the year ended March 31, 2017. The outstanding balances at March 31, 2017 and 2016 were $-0- and $25,000, respectively. Total interest expense was $18,736 and $42,966 for the years ended March 31, 2017 and 2016, respectively. Accrued interest at March 31, 2017 and 2016 was $45,586 and $107,237, respectively.

The Company has obtained marketing and sales services from a brother-in-law of the Company’s CEO with the related fees and commissions amounting to $150,302 and $107,980 for the years ended March 31, 2017 and 2016, respectively.

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

As of July 7, 2017, the Board determined that the following directors are independent under these standards:

Robert Walker, George Leon and Robert Rice.

Item 14.        Principal Accounting Fees and Services

For the fiscal years ended March 31, 2017 and 2016, professional services were performed by BDO USA, LLP, the Company’s independent registered public accountant.  Fees for those years were as follows:

	2017	2016

Audit Fees	$142,100	$140,800
Audit-Related Fees	-	-
Total Audit and Audit-Related Fees	142,100	140,800
Tax Fees	-	-
All Other Fees	-	-

Total	$142,100	$140,800

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

Audit Related Fees, tax and other fees.  No fees under these categories were paid to BDO USA, LLP in 2017 and 2016.

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

*	(3.1)	Tel-Instrument Electronics Corp.’s Certificate of Incorporation, as amended.
*	(3.2)	Tel-Instrument Electronics Corp.’s By-Laws, as amended.
*	(3.3)	Tel-Instrument Electronics Corp.’s Restated Certificate of Incorporation dated November 8, 1996.
*	(4.1)	Specimen of Tel-Instrument Electronics Corp.’s Common Stock Certificate.
*	(10.2)	10% convertible subordinated note between Registrant and Harold K. Fletcher.
*	(10.3)	Purchase agreement between Registrant and Innerspace Technology
*	(10.4)	Agreement between Registrant and Semaphore Capital Advisors, LLC
*	(10.5)	2006 Stock Option Plan
*	(10.6)	Subordinated Note Between Registrant and Harold K. Fletcher
*	(10.7)	Subordinated Note Between Registrant and Jeffrey C. O’Hara
*	(10.8)	Shareholder Purchase Agreement between the Registrant and Harold K. Fletcher
*	(10.9)	Shareholder Purchase Agreement between the Registrant and Jeffrey C. O’Hara
*	(10.10)	Shareholder Purchase Agreement between the Registrant and George Leon
*	(10.11)	Loan Agreement with BCA Mezzanine Fund, LLP and Amendments 1-3
*	(10.12)	Intercreditor and Subordination Agreement among Harold. K. Fletcher, Jeffrey C. O’Hara and BCA Mezzanine Fund, LLP.
*	(10.13)	Subscription Agreement between Registrant and Subscriber, dated November 8, 2012
*	(10.14)	Loan Agreement with Bank of America
	(23.1)	Consent of Independent Registered Public Accounting Firm
	(31.1)	Certification by CEO pursuant to Rule 15d-14 under the Securities Exchange Act.
	(31.2)	Certification by PAO pursuant to Rule 15d-14 under the Securities Exchange Act.
	(32.1)	Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	(32.2)	Certification by PAO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	101.INS	XBRL Instance Document
	101.SCH	Taxonomy Extension Schema Document
	101.CAL	Taxonomy Extension Calculation Linkbase Document
	101.DEF	Taxonomy Extension Definition Linkbase Document
	101.LAB	Taxonomy Extension Label Linkbase Document
	101.PRE	Taxonomy Extension Presentation Linkbase Document

*	Incorporated by reference to previously filed documents.

The Company will furnish to a stockholder, upon request, any exhibit at cost.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEL-INSTRUMENT ELECTRONICS CORP.
(Registrant)

Dated: July 14, 2017	By:	/s/ Jeffrey C. O’Hara
Jeffrey C. O’Hara
CEO and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated and by signature hereto.

Signature	Title	Date

/s/ Jeffrey C. O’Hara	CEO, President, and Director	July 14, 2017
Jeffrey C. O’Hara

/s/ Joseph P. Macaluso	Principal Accounting Officer	July 14, 2017
Joseph P. Macaluso

/s/ Stephen A. Fletcher	Director	July 14, 2017
Stephen A. Fletcher

/s/ George J. Leon	Director	July 14, 2017
George J. Leon

/s/ Robert A. Rice	Director	July 14, 2017
Robert A. Rice

/s/ Robert H. Walker	Chairman of the Board, Director	July 14, 2017
Robert H. Walker