Form 10-Q
period 2017-06-30
TEL INSTRUMENT ELECTRONICS CORP
filed 2017-08-17
CIK 96885

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2017

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

As of August 14, 2017, there were 3,255,887 shares outstanding of the registrant’s common stock.

TEL-INSTRUMENT ELECTRONICS CORP.

PART I – FINANCIAL INFORMATION
Item 1.  Financial Statements.

TEL-INSTRUMENT ELECTRONICS CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2017	March 31, 2017
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$234,804	$287,873
Accounts receivable, net	1,221,456	1,556,382
Inventories, net	4,165,330	4,208,179
Prepaid expenses and other current assets	77,997	188,578
Total current assets	5,699,587	6,241,012

Equipment and leasehold improvements, net	161,411	161,427
Other long-term assets	33,509	33,509
Total assets	5,894,507	6,435,948

LIABILITIES & STOCKHOLDERS’ (DEFICIT) EQUITY

Current liabilities:
Current portion of long-term debt	186,252	291,991
Line of credit	400,000	200,000
Capital lease obligations – current portion	6,414	6,268
Accounts payable and accrued liabilities	1,875,577	2,072,955
Federal and state taxes payable	4,105	4,105
Deferred revenues – current portion	63,165	123,720
Accrued legal damages	2,800,000	2,800,000
Accrued payroll, vacation pay and payroll taxes	501,030	527,413
Total current liabilities	5,836,543	6,026,452

Capital lease obligations – long-term	12,100	13,760
Long-term debt	534	2,124
Deferred revenues – long-term	377,603	352,973
Warrant liability	-	95,000
Total liabilities	6,226,780	6,490,309

Commitments

Stockholders’ (deficit) equity:
Common stock, 4,000,000 shares authorized, par value $0.10 per share, 3,255,887 shares issued and outstanding, respectively	325,586	325,586
Additional paid-in capital	8,115,548	8,107,369
Accumulated deficit	(8,773,407)	(8,487,316)
Total stockholders’ (deficit) equity	(332,273)	(54,361)
Total liabilities and stockholders’ (deficit) equity	$5,894,507	$6,435,948

See accompanying notes to condensed consolidated financial statements.

TEL-INSTRUMENT ELECTRONICS CORP.
 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	June 30, 2017	June 30, 2016

Net sales	$3,542,077	$5,342,369
Cost of sales	2,300,787	3,465,716

Gross margin	1,241,290	1,876,653

Operating expenses:
Selling, general and administrative	706,286	768,230
Litigation costs	382,512	143,514
Engineering, research and development	615,273	584,877
Total operating expenses	1,704,071	1,496,621

(Loss) income from operations	(462,781)	380,032

Other income (expense):
Proceeds from life insurance	92,678	-
Amortization of deferred financing costs	(1,357)	(1,356)
Change in fair value of common stock warrants	95,000	217,203
Interest expense	(9,631)	(17,826)
Total other income (expense)	176,690	198,021

(Loss) income before income taxes	(286,091)	578,053

Income tax provision	-	167,744

Net (loss) income	$(286,091)	$410,309

Net (loss) income per share:
Basic (loss) income per common share	$(0.09)	$0.13
Diluted (loss) income per common share	$(0.12)	$0.10

Weighted average shares outstanding:
Basic	3,255,887	3,255,887
Diluted	3,266,540	3,274,829

See accompanying notes to condensed consolidated financial statements.

TEL-INSTRUMENT ELECTRONICS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	June 30, 2017	June 30, 2016

Cash flows from operating activities:
Net (loss) income	$(286,091)	$410,309
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Deferred income taxes	-	167,744
Depreciation and amortization	21,522	35,010
Provision for inventory obsolescence	5,000	15,000
Amortization of deferred financing costs	1,357	1,356
Change in fair value of common stock warrant	(95,000)	(217,203)
Non-cash stock-based compensation	8,179	8,179

Changes in assets and liabilities:
Decrease (increase) in accounts receivable	334,926	(811,605)
Decrease in inventories	37,849	615,748
Decrease (increase) in prepaid expenses & other assets	109,224	(635,780)
Decrease in accounts payable and other accrued expenses	(197,378)	(335,444)
Decrease in federal and state taxes	-	(53,623)
Decrease in accrued payroll, vacation pay & withholdings	(26,383)	(75,898)
(Decrease) increase in deferred revenues	(35,925)	481,277
Decrease in other long-term liabilities	-	(6,300)
Net cash used in operating activities	(122,720)	(401,230)

Cash flows from investing activities:
Purchases of equipment	(21,506)	(25,307)
Net cash used in investing activities	(21,506)	(25,307)

Cash flows from financing activities:
Proceeds from line of credit	200,000	-
Repayment of long-term debt	(107,329)	(102,128)
Repayment of subordinated notes - related parties	-	(25,000)
Repayment of capitalized lease obligations	(1,514)	(6,398)
Net cash provided by (used in) financing activities	91,157	(133,526)

Net decrease in cash and cash equivalents	(53,069)	(560,063)
Cash and cash equivalents at beginning of period	287,873	972,633
Cash and cash equivalents at end of period	$234,804	$412,570

Supplemental cash flow information:
Taxes paid	$-	$50,000
Interest paid	$28,524	$21,504
See accompanying notes to condensed consolidated financial statements.

TEL-INSTRUMENT ELECTRONICS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 – Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of Tel-Instrument Electronics Corp. (the “Company” or “TIC”) as of June 30, 2017, the results of operations for the three months ended June 30, 2017 and June 30, 2016, and statements of cash flows for the three months ended June 30, 2017 and June 30, 2016.  These results are not necessarily indicative of the results to be expected for the full year.  The financial statements have been prepared in accordance with the requirements of Form 10-Q and consequently do not include disclosures normally made in an Annual Report on Form 10-K.  The March 31, 2016 balance sheet included herein was derived from the audited financial statements included in the Company’s Annual Report on Form 10-K as of that date.  Accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2017, as filed with the United States Securities and Exchange Commission (the “SEC”) on July 14, 2017 (the “Annual Report”).

Note 2 - Liquidity and Going Concern

These condensed consolidated financial statements have been prepared in conformity with GAAP, which contemplates continuation of the Company as a going concern. As discussed in Note 14 to the Notes to the Consolidated Financial Statements, the Company has recorded estimated damages of $2,800,000 as a result of the jury verdict associated with the Aeroflex litigation. The jury found no misappropriation of Aeroflex trade secrets but it did rule that the Company tortiously interfered with a prospective business opportunity and awarded damages. The jury also ruled that Tel tortiously interfered with Aeroflex’s non-disclosure agreements with two former Aeroflex employees. The jury also found that the former Aeroflex employees breached their non-disclosure agreements with Aeroflex. The court will conduct further hearings in the next few weeks which will include a punitive damages claim.  Subsequent to the jury verdict, the Company filed a motion with the Kansas court seeking to reduce the damages award. The court conducted the hearings on these motions and the Company is awaiting the decision of the court.

Given the uncertainty involving the final damages amount and the ability of the Company to secure adequate financing to support an appeal or satisfy the judgment, the Company has written off its deferred tax asset in the amount of $3.5 million. The damages, legal expense and write off of the deferred tax asset resulted in the Company incurring a net loss of $4.8 million for the fiscal year ended March 31, 2017.

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

The Company has been profitable from an operational standpoint for the last several years and should be able to obtain sufficient cash proceeds to support the planned appeal assuming the final judgment amount remains at or below the current $2.8 million accrual. The Company has retained OEM Capital with the goal of securing additional financing to finance the judgement or potential appeal. Financing discussions have been taking place with various parties but the Company has no commitment from any party to provide additional funding at this time. Moreover, there is no assurance that sufficient funding will be available, or if available, that its terms will be favorable to the Company.

Note 3 – Summary of Significant Accounting Policies

During the three months ended June 30, 2017, there have been no material changes in the Company’s significant accounting policies to those previously disclosed in the Annual Report.

Note 4 – Accounts Receivable, net

The following table sets forth the components of accounts receivable:

	June 30, 2017	March 31, 2017
Government	$986,356	$1,392,482
Commercial	242,600	171,400
Less: Allowance for doubtful accounts	(7,500)	(7,500)
	$1,221,456	$1,556,382

TEL-INSTRUMENT ELECTRONICS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 5 – Inventories, net

Inventories consist of:

	June 30, 2017	March 31, 2017

Purchased parts	$3,133,106	$3,197,378
Work-in-process	1,358,129	1,272,235
Finished goods	9,095	68,566
Less: Inventory reserve	(335,000)	(330,000)
	$4,165,330	$4,208,179

Note 6 – Net Income (Loss) per Share

Net income (loss) per share has been computed according to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC 260”), “Earnings per Share,” which requires a dual presentation of basic and diluted income (loss) per share (“EPS”). Basic EPS represents net income (loss) divided by the weighted average number of common shares outstanding during a reporting period. Diluted EPS reflects the potential dilution that could occur if securities, including warrants and options, were converted into common stock. The dilutive effect of outstanding warrants and options is reflected in earnings per share by use of the treasury stock method. In applying the treasury stock method for stock-based compensation arrangements, the assumed proceeds are computed as the sum of the amount the employee must pay upon exercise and the amounts of average unrecognized compensation costs attributed to future services.

	Three Months Ended	Three Months Ended
	June 30, 2017	June 30, 2016
Basic net (loss) income per share computation:
Net (loss) income	$(286,091)	$410,309
Weighted-average common shares outstanding	3,255,887	3,255,887
Basic net (loss) income per share	$(0.09)	$0.13
Diluted net (loss) income per share computation
Net (loss) income	$(286,091)	$410,309
Add: Change in fair value of warrants	95,000	92,100
Diluted (loss) income	$(381,091)	318,209
Weighted-average common shares outstanding	3,255,887	3,255,887
Incremental shares attributable to the assumed exercise of outstanding stock options and warrants	10,653	18,942
Total adjusted weighted-average shares	3,266,540	3,274,829
Diluted net (loss) income per share	$(0.12)	$0.10

The following table summarizes securities that, if exercised, would have an anti-dilutive effect on earnings per share:

	June 30, 2017	June 30, 2016
Stock options	79,000	65,000
Warrants	-	186,920
	79,000	251,920

TEL-INSTRUMENT ELECTRONICS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 7 – Long-Term Debt

Term Loans with Bank of America

In November 2014, the Company entered into a term loan in the amount of $1,200,000 with Bank of America. The term loan is for three years, and matures in November 2017. Monthly payments are at $36,551 including interest at 6%. The term loan is collateralized by substantially all of the assets of the Company. At June 30, 2017 and March 31, 2017, the outstanding balances were $179,999 and $285,810, respectively. At June 30, 2017, $179,999 was classified as current.

In July 2015, the Company entered into a term loan in the amount of $18,000 with Bank of America. The term loan is for three years, and matures in July 2018. Monthly payments are at $536 including interest at 4.5%. The term loan is collateralized by substantially all of the assets of the Company. At June 30, 2017 and March 31, 2017, the outstanding balances were $6,787 and $8,305, respectively. At June 30, 2017, $6,253 was classified as current.

Note 8 - Line of Credit

On March 21, 2016, the Company entered into a line of credit agreement with Bank of America, which expired March 31, 2017. In March 2017, the line of credit was renewed and the expiration date extended until March 31, 2018.  The new line provides a revolving credit facility with borrowing capacity of up to $1,000,000. There are no covenants or borrowing base calculations associated with this line of credit. Interest on any outstanding balances is payable monthly at an annual interest rate equal to the LIBOR (London Interbank Offered Rates) Daily Floating plus 3.75 percentage points. The Company’s interest rate was 4.974% at June 30, 2017.   The line is collateralized by substantially all of the assets of the Company.  During the three months ended June 30, 2017, the Company borrowed $200,000 from this line of credit. As of June 30, 2017 and March 31, 2017, the outstanding balances were $400,000 and $200,000, respectively.  As of June 30, 2017 the remaining availability under this line is $600,000.

During July 2017, the Company borrowed $200,000 from this line of credit.

Note 9 – Deferred Revenues

In June 2016, the Company negotiated a settlement with a customer in the amount of $679,935 for price increases due to delays on a production release. Deferred revenues are recognized based upon the shipment of units under this contract. During the three months ended June 30, 2017, the Company recognized the remaining balance of $73,302 as compared to $214,396 for the three months ended June 30, 2016. As of June 30, 2017, the remaining deferred revenues related to the above-mentioned settlement was $-0- as compared to $73,302 at March 31, 2017.

Note 10 – Segment Information

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

TEL-INSTRUMENT ELECTRONICS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 10 – Segment Information (continued)

The table below presents information about reportable segments within the avionics business for the three month periods ending June 30, 2017 and 2016:

Three Months Ended June 30, 2017	Avionics Government	Avionics Commercial	Avionics Total	Corporate Items	Total
Net sales	$2,972,326	$569,751	$3,542,077	$-	$3,542,077
Cost of sales	1,815,153	485,634	2,300,787	-	2,300,787
Gross margin	1,157,173	84,117	1,241,290	-	1,241,290

Engineering, research, and development			615,273	-	615,273
Selling, general and administrative			358,667	347,619	706,286
Litigation costs				382,512	382,512
Amortization of deferred financing costs			-	1,357	1,357
Change in fair value of common stock warrants			-	(95,000)	(95,000)
Proceeds from life insurance				(92,678)	(92,678)
Interest expense, net			-	9,631	9,631
Total expenses			973,940	553,441	1,527,381
Income (loss) before income taxes			$267,350	$(553,441)	$(286,091)

Three Months Ended June 30, 2016	Avionics Government	Avionics Commercial	Avionics Total	Corporate Items	Total
Net sales	$4,871,620	$470,749	$5,342,369	$-	$5,342,369
Cost of sales	3,104,918	360,798	3,465,716	-	3,465,716
Gross margin	1,766,702	109,951	1,876,653	-	1,876,653

Engineering, research, and development			584,877	-	584,877
Selling, general and administrative			343,882	424,348	768,230
Litigation costs				143,514	143,514
Amortization of deferred financing costs			-	1,356	1,356
Change in fair value of common stock warrants			-	(217,203)	(217,203)
Interest expense, net			-	17,826	17,826
Total expenses			928,759	369,841	1,298,600
Income (loss) before income taxes			$947,894	$(369,841)	$578,053

Note 11 – Income Taxes

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

The tax effect of temporary differences, primarily net operating loss carryforwards, asset reserves and accrued liabilities, gave rise to the Company’s deferred tax asset.  Deferred income taxes are recognized for the tax consequence of such temporary differences at the enacted tax rate expected to be in effect when the differences reverse. Given the uncertainty involving the final damages amount and the ability of the Company to secure adequate financing to support an appeal or satisfy the judgment, the Company has provided a 100% valuation allowance against its deferred tax asset at June 30, 2017 and March 31, 2017, until such time as the final damages amount is resolved, and an assessment made based upon the final damages of the valuation allowance.

TEL-INSTRUMENT ELECTRONICS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 12 – Fair Value Measurements

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

TEL-INSTRUMENT ELECTRONICS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 12 – Fair Value Measurements (continued)

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as of June 30, 2017 and March 31, 2017.  As required by ASC 820-10, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

June 30, 2017	Level I	Level II	Level III	Total
Total Assets	$-	$-	$-	$-

Warrant liability	-	-	-	-
Total Liabilities	$-	$-	$-	$-

March 31, 2017	Level I	Level II	Level III	Total
Total Assets	$-	$-	$-	$-

Warrant liability	-	-	95,000	95,000
Total Liabilities	$-	$-	$95,000	$95,000

The Company adopted the guidance of ASC 815 “Derivative and Hedging”, which requires that we mark the value of our warrant liability to market and recognize the change in valuation in our statement of operations each reporting period. Determining the warrant liability to be recorded requires us to develop estimates to be used in calculating the fair value of the warrant.

The following table provides a summary of the changes in fair value of our Level 3 financial liabilities from March 31, 2017 through June 30, 2017, as well as the portion of gains or losses included in income attributable to unrealized gains or losses related to the liability held at June 30, 2017:

Level 3 Reconciliation	Balance at beginning of period	(Gains) and losses for the period (realized and unrealized)	Purchases, issuances, sales and settlements, net	Transfers in or out of Level 3	Balance at the end of period
Warrant liability	$95,000	$(95,000)	$-	$-	$-
Total Liabilities	$95,000	$(95,000)	$-	$-	$-

The Company has remaining warrants with an outside investor to purchase 50,000 shares of the Company’s common stock at an exercise price of $3.35 per share or exercising the “put option” to the Company.  As of the June 30, 2017, the market price of the stock was below the exercise price of the warrant and there is no positive value for the “put option”. The warrant liability of the 50,000 warrants was $-0- at June 30, 2017 as compared to $95,000 at March 31, 2017.

Note 13 – Reclassifications

Certain prior year and period amounts have been reclassified to conform to the current period presentation.

TEL-INSTRUMENT ELECTRONICS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 14 – Litigation

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

On May 23, 2016, the Company filed a motion for summary judgment based on Aeroflex’s lack of jurisdictional standing to bring the case. The motion asserts that Aeroflex does not own the intellectual property at issue since it is a bare licensee of Northrop Grumman. Northrop Grumman has declined to join this suit as plaintiff. Aeroflex lacks standing to sue alone. Also, the motion raises the fact that Aeroflex allowed the license to expire, Aeroflex’s claims are either moot or Aeroflex lacks standing to sue for damages alleged to have accrued after the license ended in 2015 2011. The motion for summary judgment was denied.

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

During July 2017, the Court heard the Company’s motion for judgment as well as conducting a hearing as to the amount of a punitive damages award. Kansas statutes limit punitive damages to a maximum of $5 million. The Company is currently awaiting the court’s decision.

TEL-INSTRUMENT ELECTRONICS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 14 – Litigation (continued)

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

In summary, until the Court rules on the pending matters the final judgment on the verdict is speculative. At this stage, the Company has recorded a $2.8 million liability but this could materially change based on the judge’s ruling. Punitive damages can also range between $-0- and $5 million.  Depending on the outcome of these hearings, both sides have the ability to appeal the decision or the judge could vacate the jury decision and schedule a new trial. If the judge enters a final damages award, both sides have approximately 30 days to file an appeal or request a new trial. If the Company files the appeal on its own, it will be required to post a bond in the equal to the lesser of: (1) the final damages award; or (2) $1 million plus 25% of the amount of the verdict in excess of $1 million, which would currently total $1.45 million.

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

Note 15 – New Accounting Pronouncements

In May 2017, the FASB issued ASU 2017-09, “Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting.” This ASU provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The amendments should be applied prospectively to an award modified on or after the adoption date. For public business entities, this update is effective for financial statements issued for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. Early adoption is permitted. We are evaluating whether this ASU will have a material impact on our consolidated financial statements.

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

TEL-INSTRUMENT ELECTRONICS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 15 – New Accounting Pronouncements (continued)

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

This Quarterly Report on Form 10-Q and other reports filed by the Company from time to time with the SEC (collectively the “Filings”) contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management.  Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof.  When used in the Filings, the words “anticipate”, “believe”, “estimate”, “expect”, “future”, “intend”, “plan”, or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements.  Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including the risks contained in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended March 31, 2017, filed with the SEC on July 14, 2017, relating to the Company’s industry, the Company’s operations and results of operations, and any businesses that the Company may acquire.  Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

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

Overview

The Company believes it has built a solid position in the Mode 5 IFF and TACAN test set market, and these products should be very competitive in both the domestic and overseas markets. While the major contracts have been completed, we believe that we are well positioned as our CRAFT and TS-4530A flight-line test sets have been endorsed by the U.S. military, and we have already delivered test sets into 18 international markets. We have intensified our marketing efforts and increased our investment in research and development. We continue to emphasize the importance of capturing the majority share of the large IFF international market which we believe could generate substantial revenues starting later this fiscal year, and we have been working with international partners to ensure that we are well-positioned in this market. The new T-47M5 Mode 5 IFF test set will be a cost effective upgrade option for our large installed base of Mode 4 test sets and we have started receiving international orders for this new test set. Our business development team met with several European customers with the intention of securing volume Mode 5 orders which could commence later this calendar year. All allied countries have a drop dead date of January 1, 2020 for Mode 5 capability; as a result, we believe that this international Mode 5 business will remain strong for at least the next three years.

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

The commercial avionics industry is undergoing a great deal of regulatory change including the requirement that all aircraft be equipped with ADS-B transponders as well as the introduction of new UAT navigation for the general aviation market. We believe that our new hand-held products, that we are planning to introduce in the near term, will generate increased market share at attractive gross margin levels. The Company is also targeting the extremely large commercial and military radio test set market which is many times the size of our traditional avionics test market. We are also working closely with our military customers on new potential market opportunities that will be needed to maintain our sales and profitability growth.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview (continued)

We continue to evaluate other attractive potential market opportunities.

We have paid off the warranty liability to BCA Mezzanine Fund LLP (”BCA”). The expectation is that we will significantly improve our gross margins beginning next fiscal year with a goal of returning to our traditional 50% gross margin levels. As such, we believe the key will be to secure sufficient high margin business with our existing and new products to maintain a reasonable backlog. The timing of these new orders is largely out of our hands so we expect to see increased volatility in our quarterly revenues starting in fiscal year 2018. At June 30, 2017, the Company’s backlog of orders was approximately $1.9 million as compared to $3.2 million at March 31, 2017.

On March 21, 2016, the Company entered into a line of credit agreement with Bank of America, which expired March 31, 2017. In March 2017, the line of credit was renewed and the expiration date extended until March 31, 2018.  The new line provides a revolving credit facility with borrowing capacity of up to $1,000,000. There are no covenants or borrowing base calculations associated with this line of credit. Interest on any outstanding balances is payable monthly at an annual interest rate equal to the LIBOR (London Interbank Offered Rates) Daily Floating plus 3.75 percentage points. The Company’s interest rate was 4.974% at June 30, 2017.   The line is collateralized by substantially all of the assets of the Company.  During the three months ended June 30, 2017, the Company borrowed $200,000 from this line of credit. As of June 30, 2017 and March 31, 2017, the outstanding balances were $400,000 and $200,000, respectively.  As of June 30, 2017 the remaining availability under this line is $600,000. During the July 2017, the Company borrowed $200,000 from this line of credit.

On July 27, 2017, the Company received a letter from the staff of the NYSE American (the “Exchange”) stating that, based on Tel’s financial statements at March 31, 2017, Tel is not in compliance with  Section 1003(a)(i) of the NYSE American Company Guide, which requires that a company’s stockholders’ equity be $2.0 million or more if it has reported net losses in two of its last three fiscal years (the “Stockholders’ Equity Requirement”). As of March 31, 2017, the Company had a stockholders’ deficit of $54,361, which resulted from litigation costs, the accrual of $2.8 million in damages, as well as the recording of a valuation allowance against the Company’s deferred tax asset of $3.5 million, which resulted in the Company recording a net loss of $4.8 million for the fiscal year ended March 31, 2017, thus bringing the Company below the Stockholders’ Equity Requirement.

The Company must submit to the Exchange, by August 28, 2017, a plan advising of the actions the Company has taken or will take to regain compliance with the Stockholders’ Equity Requirement by January 29, 2019.

Tel’s stock will continue to be listed on the NYSE American while Tel works to regain compliance with the Stockholders’ Equity Requirement. The Company’s common stock will continue to trade under the symbol “TIK”. The Company’s receipt of such notification from the Exchange does not affect the Company’s business, operations or reporting requirements with the U.S. Securities and Exchange Commission.

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

During July, 2017, the Court heard the Company’s motion for judgment as well as conducting a hearing as to the amount of a punitive damages award. Kansas statutes limit punitive damages to a maximum of $5 million. The Company is currently awaiting the court’s decision

Aeroflex has submitted a motion to the Court requesting that the judge award punitive damages at the maximum $5 million amount. In Kansas, punitive damages are awarded to “punish the wrongdoer for his malicious, vindictive or willful and wanton invasion of another’s rights, with the ultimate purpose being to restrain and deter others from the commission of similar wrongdoings.” Importantly, Kansas courts have ruled that the purpose of punitive damages “is to sting, not to kill”. The Court will also take into consideration the Company’s financial condition in setting the amount of punitive damages. The Company does not believe that punitive damages, in any amount are appropriate. Regardless, the Company will vigorously defend against an award.

In summary, until the Court rules on the pending matters the final judgment on the verdict is speculative. At this stage, the Company has recorded a $2.8 million liability but this could materially change based on the judge’s ruling. Punitive damages can also range between $-0- and $5 million.  Depending on the outcome of these hearings, both sides have the ability to appeal the decision or the judge could vacate the jury decision and schedule a new trial. If the judge enters a final damages award, both sides have approximately 30 days to file an appeal or request a new trial. If the Company files the appeal on its own, it will be required to post a bond in the equal to the lesser of: (1) the final damages award; or (2) $1 million plus 25% of the amount of the verdict in excess of $1 million, which would currently total $1.45 million.

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

Results of Operations

Sales

For the three months ended June 30, 2017, total net sales decreased $1,800,292 (33.7%) to $3,542,077, as compared to $5,342,369 for the three months ended June 30, 2016. Avionics government sales decreased $1,899,294 (39.0%) to $2,972,326 for the three months ended June 30, 2017, as compared to $4,871,620 for the three months ended June 30, 2016. The decrease in sales is mostly attributed to the decrease in shipment of the U.S. Army TS-4530A Kits and Sets, CRAFT and ITATS units associated with the U.S. Navy programs, which contracts have now been completed. This decrease is partially offset by the shipment of the T-47N and our Precision DME (Distance Measuring Equipment”) test sets. Commercial sales increased $90,002 (21.0%) to $569,751 for the three months ended June 30, 2017 as compared to $470,749 for the three months ended June 30, 2016. This increase is attributed to the increased sales of the  TR-220 and our recently introduced TR-36.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations (continued)

Gross Margin

For the three months ended June 30, 2017, total gross margin decreased $635,363 (33.9%) to $1,241,290, as compared to $1,876,653 for the three months ended June 30, 2016, primarily as a result of the lower volume as well as  labor and overhead variances as a result of the lower volume partially offset by higher selling prices. The gross margin percentage for the three months ended June 30, 2017 was 35.0%, as compared to 35.1% for the three months ended June 30, 2016.

Operating Expenses

Selling, general and administrative expenses decreased $61,944 (8.1%) to $706,286 for the three months ended June 30, 2017, as compared to $768,230 for the three months ended June 30, 2016. This decrease was primarily attributed to lower salaries and related expenses, lower accrued profit sharing expense and consulting expenses offset partially by higher outside commission expenses.

Litigation expenses increased to $382,512 for the three months ended June 30, 2017 as compared to $143,514 for the three months ended June 30, 2016 as a result of the trial expenses associated with the Aeroflex Wichita, Inc. (“Aeroflex”) litigation.

Engineering, research and development expenses increased $30,396 (5.2%) to $615,273 for the three months ended June 30, 2017 as compared to $584,877 for the three months ended June 30, 2016. The Company continues to invest in new products by taking advantage of our CRAFT and TS-4530A technology to develop smaller hand-held products, which will broaden our product line for both commercial and military applications. The Company is also developing its T-47M5 Mode 5 test set, which we believe will compete effectively in the international market. We have added additional personnel to research and development activities to accelerate our time to market.

(Loss) Income from Operations

As a result of the above, the Company recorded a loss from operations of $462,781 for the three months ended June 30, 2017, as compared to income from operations of $380,032 for the three months ended June 30, 2016.

Other Income (Expense), Net

For the three months ended June 30, 2017, total other income was $176,690, as compared to other income of $198,021 for the three months June 30, 2016. This decrease in other income is primarily due to the lower gain of on the change in the valuation of common stock warrants as compared to the same period last year offset partially by proceeds from life insurance.

(Loss) Income before Income Taxes

As a result of the above, the Company recorded a loss before taxes of $286,091, as compared to income before taxes of $578,053 for the three months ended June 30, 2016.

Income Tax Provision/Benefit

For the three months ended June 30, 2017, the Company recorded no income tax benefit as such amount was offset by a valuation allowance. For the three months ended June 30, 2016, the Company reported a provision for income tax in the amount of $167,744.

Net (Loss) Income

As a result of the above, the Company recorded a net loss of $286,091 for the three months ended June 30, 2017, as compared to net income of $410,309 for the three months ended June 30, 2016.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued).

Liquidity and Capital Resources

At June 30, 2017, the Company had net working capital of $136,956 as compared to $214,560 at March 31, 2017. This change is primarily the result of lower accounts receivable partially offset by lower accounts payable and accrued expenses.

During the three months ended June 30, 2017, the Company’s cash balance decreased by $53,609 to $234,804.  The Company’s principal sources and uses of funds were as follows:

Cash used in operating activities. For the three months ended June 30, 2017, the Company used $122,720 in cash for operations as compared to using $401,230 in cash for operations for the three months ended June 30, 2016.  This decrease in cash used for operations is the result of the increase in accounts receivable and other assets offset partially by lower operating income, deferred revenues and the change in inventories.

Cash used in investing activities.  For the three months ended June 30, 2017, the Company used $21,506 of its cash for investment activities, as compared to $25,307 for the three months ended June 30, 2016 as a result of a decrease in the purchase of capital equipment.

Cash provided by (used in) financing activities. For three months ended June 30, 2017, the Company provided $91,157 in cash from financing activities as compared to using $133,526 for the three months ended June 30, 2016 primarily as a result of the proceeds from the line of credit.

In November 2014, the Company entered into a term loan in the amount of $1,200,000 with Bank of America. The term loan is for three years, and matures in November 2017. Monthly payments are at $36,551 including interest at 6%. The term loan is collateralized by substantially all of the assets of the Company. At June 30, 2017 and March 31, 2017, the outstanding balances were $179,999 and $285,810, respectively. At June 30, 2017, $179,999 was classified as current.

In July 2015, the Company entered into a term loan in the amount of $18,000 with Bank of America. The term loan is for three years and matures in July 2018. Monthly payments are at $536 including interest at 4.5%. The term loan is collateralized by substantially all of the assets of the Company. At June 30, 2017 and March 31, 2017, the outstanding balances were $6,786 and $8,305, respectively. At June 30, 2017, $6,252 was classified as current.

On March 21, 2016, the Company entered into a line of credit agreement with Bank of America, which expired March 31, 2017. In March 2017, the line of credit was renewed and the expiration date extended until March 31, 2018.  The new line provides a revolving credit facility with borrowing capacity of up to $1,000,000. There are no covenants or borrowing base calculations associated with this line of credit. Interest on any outstanding balances is payable monthly at an annual interest rate equal to the LIBOR (London Interbank Offered Rates) Daily Floating plus 3.75 percentage points. The Company’s interest rate was 4.974% at June 30, 2017.   The line is collateralized by substantially all of the assets of the Company.  During the three months ended June 30, 2017, the Company borrowed $200,000 from this line of credit. As of June 30, 2017 and March 31, 2017, the outstanding balances were $400,000 and $200,000, respectively.  As of June 30, 2017 the remaining availability under this line is $600,000. During July 2017, the Company borrowed $200,000 from this line of credit.

Until the Court rules on the pending matters, the final judgment on the verdict is speculative. At this stage, the Company has recorded a $2.8 million liability but this could materially change based on the judge’s ruling. Punitive damages can also range between $-0- and $5 million.  Depending on the outcome of these hearings, both sides have the ability to appeal the decision or the judge could vacate the jury decision and schedule a new trial. If the judge enters a final damages award, both sides have approximately 30 days to file an appeal or request a new trial. If the Company files the appeal on its own, it will be required to post a bond in the equal to the lesser of: (1) the final damages award; or (2) $1 million plus 25% of the amount of the verdict in excess of $1 million, which would currently total $1.45 million.

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

There was no significant impact on the Company’s operations as a result of inflation for the three months ended June 30, 2017.

These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2017, filed with the SEC on July 14, 2017 (the “Annual Report”).

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued).

Off-Balance Sheet Arrangements

As of June 30, 2017, the Company had no material off-balance sheet arrangements.

Critical Accounting Policies

Our critical accounting policies are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report. There have been no changes in our critical accounting policies. Our significant accounting policies are described in our notes to the 2017 consolidated financial statements included in our Annual Report.

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

During July, 2017, the Court heard the Company’s motion for judgment as well as conducting a hearing as to the amount of a punitive damages award. Kansas statutes limit punitive damages to a maximum of $5 million. The Company is currently awaiting the court’s decision

Aeroflex has submitted a motion to the Court requesting that the judge award punitive damages at the maximum $5 million amount. In Kansas, punitive damages are awarded to “punish the wrongdoer for his malicious, vindictive or willful and wanton invasion of another’s rights, with the ultimate purpose being to restrain and deter others from the commission of similar wrongdoings.” Importantly, Kansas courts have ruled that the purpose of punitive damages “is to sting, not to kill”. The Court will also take into consideration the Company’s financial condition in setting the amount of punitive damages. The Company does not believe that punitive damages, in any amount are appropriate. Regardless, the Company will vigorously defend against an award.

Item 1.  Legal Proceedings (continued).

In summary, until the Court rules on the pending matters the final judgment on the verdict is speculative. At this stage, the Company has recorded a $2.8 million liability but this could materially change based on the judge’s ruling. Punitive damages can also range between $-0- and $5 million.  Depending on the outcome of these hearings, both sides have the ability to appeal the decision or the judge could vacate the jury decision and schedule a new trial. If the judge enters a final damages award, both sides have approximately 30 days to file an appeal or request a new trial. If the Company files the appeal on its own, it will be required to post a bond in the equal to the lesser of: (1) the final damages award; or (2) $1 million plus 25% of the amount of the verdict in excess of $1 million, which would currently total $1.45 million.

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

Item 1A.  Risk Factors.

We believe there are no changes that constitute material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2017, filed with the SEC on July 14, 2017.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company’s equity securities during the quarter ended June 30, 2017 other than those previously reported in a Current Report on Form 8-K.

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

TEL-INSTRUMENT ELECTRONICS CORP.

Date: August 17, 2017	By:	/s/ Jeffrey C. O’Hara
Name: Jeffrey C. O’Hara
Title: Chief Executive Officer Principal Executive Officer

Date: August 17, 2017	By:	/s/ Joseph P. Macaluso
Name: Joseph P. Macaluso
Title: Principal Financial Officer Principal Accounting Officer