Form 10-Q
period 2017-09-30
TEL INSTRUMENT ELECTRONICS CORP
filed 2017-11-14
CIK 96885

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2017

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

As of November 13, 2017, there were 3,255,887 shares outstanding of the registrant’s common stock.

TEL-INSTRUMENT ELECTRONICS CORP.

PART I – FINANCIAL INFORMATION
Item 1.  Financial Statements.

TEL-INSTRUMENT ELECTRONICS CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2017	March 31, 2017
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$130,235	$287,873
Accounts receivable, net	1,067,277	1,556,382
Inventories, net	4,456,377	4,208,179
Prepaid expenses and other current assets	77,282	188,578
Total current assets	5,731,171	6,241,012

Equipment and leasehold improvements, net	176,717	161,427
Other long-term assets	33,509	33,509
Total assets	5,941,397	6,435,948

LIABILITIES & STOCKHOLDERS’ (DEFICIT) EQUITY

Current liabilities:
Current portion of long-term debt	77,802	291,991
Line of credit	1,000,000	200,000
Capital lease obligations – current portion	6,564	6,268
Accounts payable and accrued liabilities	2,357,566	2,072,955
Federal and state taxes payable	-	4,105
Deferred revenues – current portion	45,358	123,720
Accrued legal damages	4,900,000	2,800,000
Accrued payroll, vacation pay and payroll taxes	417,016	527,413
Total current liabilities	8,804,306	6,026,452

Capital lease obligations – long-term	10,402	13,760
Long-term debt	-	2,124
Deferred revenues – long-term	366,915	352,973
Warrant liability	5,000	95,000
Total liabilities	9,186,623	6,490,309

Commitments

Stockholders’ (deficit) equity:
Common stock, 4,000,000 shares authorized, par value $0.10 per share, 3,255,887 shares issued and outstanding, respectively	325,586	325,586
Additional paid-in capital	8,123,184	8,107,369
Accumulated deficit	(11,693,996)	(8,487,316)
Total stockholders’ (deficit) equity	(3,245,226)	(54,361)
Total liabilities and stockholders’ (deficit) equity	$5,941,397	$6,435,948

See accompanying notes to condensed consolidated financial statements.

TEL-INSTRUMENT ELECTRONICS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016

Net sales	$1,787,165	$5,076,029	$5,329,242	$10,418,398
Cost of sales	1,387,295	3,250,441	3,688,082	6,716,157

Gross margin	399,870	1,825,588	1,641,160	3,702,241

Operating expenses:
Selling, general and administrative	626,395	687,013	1,332,681	1,460,042
Litigation expenses	43,333	188,125	425,845	326,840
Legal damages	2,100,000	-	2,100,000	-
Engineering, research and development	529,667	583,771	1,144,940	1,168,648
Total operating expenses	3,299,395	1,458,909	5,003,466	2,955,530

(Loss) income from operations	(2,899,525)	366,679	(3,362,306)	746,711

Other income (expense):
Proceeds from life insurance	-	-	92,678	-
Amortization of deferred financing costs	(1,357)	(1,357)	(2,714)	(2,713)
Change in fair value of common stock warrants	(5,000)	34,000	90,000	251,203
Interest expense	(14,707)	(17,507)	(24,338)	(35,333)
Total other (expense) income	(21,064)	15,136	155,626	213,157

(Loss) income before income taxes	(2,920,589)	381,815	(3,206,680)	959,868

Income tax expense	-	109,760	-	277,504

Net (loss) income	$(2,920,589)	$272,055	$(3,206,680)	$682,364

Basic (loss) income per common share	$(0.90)	$0.08	$(0.98)	$0.21
Diluted (loss) income per common share	$(0.90)	$0.07	$(0.98)	$0.20

Weighted average shares outstanding:
Basic	3,255,887	3,255,887	3,255,887	3,255,887
Diluted	3,255,887	3,266,133	3,255,887	3,267,192

See accompanying notes to condensed consolidated financial statements.

TEL-INSTRUMENT ELECTRONICS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	September 30, 2017	September 30, 2016

Cash flows from operating activities:
Net (loss) income	$(3,206,680)	$682,364
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Deferred income taxes	-	277,504
Depreciation and amortization	38,112	71,390
Provision for inventory obsolescence	25,000	15,000
Amortization of deferred financing costs	2,714	2,713
Change in fair value of common stock warrant	(90,000)	(251,203)
Non-cash stock-based compensation	15,815	16,358

Changes in assets and liabilities:
Decrease (increase) in accounts receivable	489,105	(406,895)
(Increase) decrease in inventories	(273,198)	988,244
Decrease in prepaid expenses & other assets	108,582	42,789
Increase (decrease) in accounts payable and other accrued expenses	284,611	(678,052)
Decrease in federal and state taxes	(4,105)	(53,623)
Decrease in accrued payroll, vacation pay & withholdings	(110,397)	(257,011)
(Decrease) increase in deferred revenues	(64,420)	405,073
Increase in accrued legal damages	2,100,000	-
Decrease in other long-term liabilities	-	(7,800)
Net cash (used in) provided by operating activities	(684,861)	846,851

Cash flows from investing activities:
Purchases of equipment	(53,402)	(30,303)
Net cash used in investing activities	(53,402)	(30,303)

Cash flows from financing activities:
Proceeds from line of credit	800,000	-
Payment of warrant liability	-	(720,000)
Repayment of long-term debt	(216,313)	(205,838)
Repayment of subordinated notes - related parties	-	(25,000)
Repayment of capitalized lease obligations	(3,062)	(7,809)
Net cash provided by (used in) financing activities	580,625	(958,647)

Net decrease in cash and cash equivalents	(157,638)	(142,099)
Cash and cash equivalents at beginning of period	287,873	972,633
Cash and cash equivalents at end of period	$130,235	$830,534

Supplemental cash flow information:
Taxes paid	$5,000	$50,000
Interest paid	$36,477	$32,642
See accompanying notes to condensed consolidated financial statements.

TEL-INSTRUMENT ELECTRONICS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 – Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of Tel-Instrument Electronics Corp. (the “Company” or “TIC”) as of September 30, 2017, the results of operations for the three and six months ended September 30, 2017 and September 30, 2016, and statements of cash flows for the three and six months ended September 30, 2017 and September 30, 2016.  These results are not necessarily indicative of the results to be expected for the full year.  The financial statements have been prepared in accordance with the requirements of Form 10-Q and consequently do not include disclosures normally made in an Annual Report on Form 10-K.  The March 31, 2017 balance sheet included herein was derived from the audited financial statements included in the Company’s Annual Report on Form 10-K as of that date.  Accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2017, as filed with the United States Securities and Exchange Commission (the “SEC”) on July 14, 2017 (the “Annual Report).

Note 2 - Liquidity and Going Concern

These condensed consolidated financial statements have been prepared in conformity with GAAP, which contemplates continuation of the Company as a going concern. As discussed in Note 14 to the Notes to the Condensed Consolidated Financial Statements, the Company has recorded total damages of $4,900,000 as a result of the jury verdict associated with the Aeroflex litigation as well as the court’s decision on punitive damages. The jury found no misappropriation of Aeroflex trade secrets but it did rule that the Company tortiously interfered with a prospective business opportunity and awarded damages. The jury also ruled that Tel tortiously interfered with Aeroflex’s non-disclosure agreements with two former Aeroflex employees. The jury also found that the former Aeroflex employees breached their non-disclosure agreements with Aeroflex. The court conducted further hearings on the Company’s post-trial motions which sought to reduce the damages award, as well as the punitive damages claim.  The court denied the Company’s motions and awarded Aeroflex an additional $2.1 million of punitive damages, which brings the total Tel damages awarded in this case to approximately $4.9 million. No judgment has yet been entered by the court, and we have filed a motion with the court that these changes are duplicative and not supported by Kansas Law.

The financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. The ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital to support the appeal process or pay any final damages amount and achieve profitable operations. In November 2017, the Company signed a subscription agreement in which the Company received $3 million for Series A Convertible Preferred Stock (See Note 16 to the Notes to the Condensed Financial Statements). These funds will be used to finance an appeal and provide funds for operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 3 – Summary of Significant Accounting Policies

During the six months ended September 30, 2017, there have been no material changes in the Company’s significant accounting policies to those previously disclosed in the Annual Report.

Note 4 – Accounts Receivable, net

The following table sets forth the components of accounts receivable:

	September 30, 2017	March 31, 2017
Government	$660,135	$1,392,482
Commercial	414,642	171,400
Less: Allowance for doubtful accounts	(7,500)	(7,500)
	$1,067,277	$1,556,382

TEL-INSTRUMENT ELECTRONICS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 5 – Inventories, net

Inventories consist of:

	September 30, 2017	March 31, 2017

Purchased parts	$3,682,890	$3,197,378
Work-in-process	1,040,989	1,272,235
Finished goods	87,498	68,566
Less: Inventory reserve	(355,000)	(330,000)
	$4,456,377	$4,208,179

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

	Three Months Ended	Three Months Ended
	September 30, 2017	September 30, 2016
Basic net (loss) income per share computation:
Net (loss) income	$(2,920,589)	$272,055
Weighted-average common shares outstanding	3,255,887	3,255,887
Basic net (loss) income per share	$(0.90)	$0.08
Diluted net (loss) income per share computation
Net (loss) income	$(2,920,589)	$272,055
Add: Change in fair value of warrants	-	34,000
Diluted (loss) income	$(2,920,589)	238,055
Weighted-average common shares outstanding	3,255,887	3,255,887
Incremental shares attributable to the assumed exercise of outstanding stock options and warrants	-	10,246
Total adjusted weighted-average shares	3,255,887	3,266,133
Diluted net (loss) income per share	$(0.90)	$0.07

TEL-INSTRUMENT ELECTRONICS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 6 – Net Income (Loss) per Share (continued)

	Six Months Ended	Six Months Ended
	September 30, 2017	September 30, 2016
Basic net income per share computation:
Net (loss) income	$(3,206,680)	$682,364
Weighted-average common shares outstanding	3,255,887	3,255,887
Basic net income per share	$(0.98)	$0.21
Diluted net income per share computation
Net income	$(3,206,680)	$682,364
Change in fair value of warrants	-	33,000
Diluted income	$(3,206,680)	649,364
Weighted-average common shares outstanding	3,255,887	3,255,887
Incremental shares attributable to the assumed exercise of outstanding stock options and warrants	-	11,305
Total adjusted weighted-average shares	3,255,887	3,267,192
Diluted net (loss) income per share	$(0.98)	$0.20

The following table summarizes securities that, if exercised, would have an anti-dilutive effect on earnings per share:

	September 30, 2017	September 30, 2016
Stock options	77,000	75,000
Warrants	50,000	-
	127,000	75,000

Note 7 – Long-Term Debt

Term Loans with Bank of America

In November 2014, the Company entered into a term loan in the amount of $1,200,000 with Bank of America. The term loan is for three years, and matures in November 2017. Monthly payments are at $36,551 including interest at 6%. The term loan is collateralized by substantially all of the assets of the Company. At September 30, 2017 and March 31, 2017, the outstanding balances were $72,552 and $285,810, respectively. At September 30, 2017, $72,552 was classified as current. This term loan is scheduled to be fully paid in November 2017.

In July 2015, the Company entered into a term loan in the amount of $18,000 with Bank of America. The term loan is for three years, and matures in July 2018. Monthly payments are at $536 including interest at 4.5%. The term loan is collateralized by substantially all of the assets of the Company. At September 30, 2017 and March 31, 2017, the outstanding balances were $5,250 and $8,305, respectively. At September 30, 2017, $5,250 was classified as current.

Note 8 - Line of Credit

On March 21, 2016, the Company entered into a line of credit agreement with Bank of America, which expired March 31, 2017. In March 2017, the line of credit was renewed and the expiration date extended until March 31, 2018.  The new line provides a revolving credit facility with borrowing capacity of up to $1,000,000. There are no covenants or borrowing base calculations associated with this line of credit. Interest on any outstanding balances is payable monthly at an annual interest rate equal to the LIBOR (London Interbank Offered Rates) Daily Floating plus 3.75 percentage points. The Company’s interest rate was 4.985% at September 30, 2017.   The line is collateralized by substantially all of the assets of the Company.  During the six months ended September 30, 2017, the Company borrowed $800,000 from this line of credit. As of September 30, 2017 and March 31, 2017, the outstanding balances were $1,000,000 and $200,000, respectively.  As of September 30, 2017 the remaining availability under this line is $-0-.

TEL-INSTRUMENT ELECTRONICS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 9 – Deferred Revenues

In June 2016, the Company negotiated a settlement with a customer in the amount of $679,935 for price increases due to delays on a production release. Deferred revenues are recognized based upon the shipment of units under this contract. During the six months ended September 30, 2017, the Company recognized the remaining balance of $73,302 as compared to $342,836 for the six months ended September 30, 2016. As of September 30, 2017, the remaining deferred revenues related to the above-mentioned settlement was $-0- as compared to $73,302 at March 31, 2017.

During the quarter ended September 30, 2017, the Company recognized revenues in the amount of $70,000 that pertained to fiscal year 2017 shipments and was not recorded in fiscal year 2017.

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

The table below presents information about reportable segments within the avionics business for the three month periods ending September 30, 2017 and 2016:

Three Months Ended September 30, 2017	Avionics Government	Avionics Commercial	Avionics Total	Corporate Items	Total
Net sales	$1,028,693	$758,472	$1,787,165	$-	$1,787,165
Cost of sales	660,589	726,706	1,387,295	-	1,387,295
Gross margin	368,104	31,766	399,870	-	399,870

Engineering, research, and development			529,667	-	529,667
Selling, general and administrative			277,518	348,877	626,395
Litigation costs				43,333	43,333
Legal damages				2,100,000	2,100,000
Amortization of deferred financing costs			-	1,357	1,357
Change in fair value of common stock warrants			-	5,000	5,000
Proceeds from life insurance				-	-
Interest expense, net			-	14,707	14,707
Total expenses			807,185	2,513,274	3,320,459
Income (loss) before income taxes			$(407,315)	$(2,513,274)	$(2,920,589)

TEL-INSTRUMENT ELECTRONICS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 10 – Segment Information (continued)

Three Months Ended September 30, 2016	Avionics Government	Avionics Commercial	Avionics Total	Corporate Items	Total
Net sales	$4,338,764	$737,265	$5,076,029	$-	$5,076,029
Cost of sales	2,665,561	584,880	3,250,441	-	3,250,441
Gross margin	1,673,203	152,385	1,825,588	-	1,825,588

Engineering, research, and development			583,771	-	583,771
Selling, general and administrative			346,108	340,905	687,013
Litigation costs				188,125	188,125
Amortization of deferred financing costs			-	1,357	1,357
Change in fair value of common stock warrants			-	(34,000)	(34,000)
Interest expense, net			-	17,507	17,507
Total expenses			929,879	513,894	1,443,773
Income (loss) before income taxes			$895,709	$(513,894)	$381,815

Six Months Ended September 30, 2017	Avionics Government	Avionics Commercial	Avionics Total	Corporate Items	Total
Net sales	$4,001,019	$1,328,223	$5,329,242	$-	$5,329,242
Cost of sales	2,475,742	1,212,340	3,688,082	-	3,688,082
Gross margin	1,525,277	115,883	1,641,160	-	1,641,160

Engineering, research, and development			1,144,940	-	1,144,940
Selling, general and administrative			636,185	696,496	1,332,681
Litigation costs				425,845	425,845
Legal damages				2,100,000	2,100,000
Amortization of deferred financing costs			-	2,714	2,714
Change in fair value of common stock warrants			-	(90,000)	(90,000)
Proceeds from life insurance				(92,678)	(92,678)
Interest expense, net			-	24,338	24,338
Total expenses			1,781,125	3,066,715	4,847,840
Income (loss) before income taxes			$(139,965)	$(3,066,715)	$(3,206,680)

Six Months Ended September 30, 2016	Avionics Government	Avionics Commercial	Avionics Total	Corporate Items	Total
Net sales	$9,210,384	$1,208,014	$10,418,398	$-	$10,418,398
Cost of sales	5,770,479	945,678	6,716,157	-	6,716,157
Gross margin	3,439,905	262,336	3,702,241	-	3,702,241

Engineering, research, and development			1,168,648	-	1,168,648
Selling, general and administrative			689,990	770,052	1,460,042
Litigation expenses				326,840	326,840
Amortization of deferred financing costs			-	2,713	2,713
Change in fair value of common stock warrants			-	(251,203)	(251,203)
Interest expense, net			-	35,333	35,333
Total expenses			1,858,638	883,735	2,742,373
Income (loss) before income taxes			$1,843,603	$(883,735)	$959,868

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

The tax effect of temporary differences, primarily net operating loss carryforwards, asset reserves and accrued liabilities, gave rise to the Company’s deferred tax asset.  Deferred income taxes are recognized for the tax consequence of such temporary differences at the enacted tax rate expected to be in effect when the differences reverse. The Company has provided a 100% valuation allowance against its deferred tax asset at September 30, 2017 and March 31, 2017.

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

-
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

-
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

-
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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as of September 30, 2017 and March 31, 2017.  As required by ASC 820-10, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

September 30, 2017	Level I	Level II	Level III	Total
Total Assets	$-	$-	$-	$-

Warrant liability	-	-	5,000	5,000
Total Liabilities	$-	$-	$5,000	$5,000

March 31, 2017	Level I	Level II	Level III	Total
Total Assets	$-	$-	$-	$-

Warrant liability	-	-	95,000	95,000
Total Liabilities	$-	$-	$95,000	$95,000

The Company adopted the guidance of ASC 815 “Derivative and Hedging”, which requires that we mark the value of our warrant liability to market and recognize the change in valuation in our statement of operations each reporting period. Determining the warrant liability to be recorded requires us to develop estimates to be used in calculating the fair value of the warrant.

The following table provides a summary of the changes in fair value of our Level 3 financial liabilities from March 31, 2017 through September 30, 2017, as well as the portion of gains or losses included in income attributable to unrealized gains or losses related to the liability held at September 30, 2017:

Level 3 Reconciliation	Balance at beginning of period	(Gains) and losses for the period (realized and unrealized)	Purchases, issuances, sales and settlements, net	Transfers in or out of Level 3	Balance at the end of period
Warrant liability	$95,000	$(90,000)	$-	$-	$5,000
Total Liabilities	$95,000	$(90,000)	$-	$-	$5,000

The Company has remaining warrants with an outside investor to purchase 50,000 shares of the Company’s common stock at an exercise price of $3.35 per share or exercising the “put option” to the Company.  The warrant liability of the 50,000 warrants was $5,000 at September 30, 2017 as compared to $95,000 at March 31, 2017.

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

Following the verdict, the Company filed a motion for judgment as a matter of law. In the motion, the Company renewed its motion for judgment on Aeroflex’s tortious interference with prospective business opportunity claim arguing that such claim is barred by the statute of limitations. Alternatively, the motion asserts there is insufficient evidence supporting the lost profit award on that claim.  Additionally, the motion for judgment addresses inconsistency between the awards against the former Aeroflex employees for breach of the non-disclosure agreements and the award against the Company for interfering with those agreements. Alternatively, the motion asserts there is insufficient evidence supporting the lost profit award on that claim.

During July 2017, the Court heard the Company’s motion for judgment as well as conducting a hearing as to the amount of a punitive damages award. Kansas statutes limit punitive damages to a maximum of $5 million.

TEL-INSTRUMENT ELECTRONICS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 14 – Litigation (continued)

Aeroflex submitted a motion to the Court requesting that the judge award punitive damages at the maximum $5 million amount. In Kansas, punitive damages are awarded to “punish the wrongdoer for his malicious, vindictive or willful and wanton invasion of another’s rights, with the ultimate purpose being to restrain and deter others from the commission of similar wrongdoings.” Importantly, Kansas courts have ruled that the purpose of punitive damages “is to sting, not to kill”. The Court will also take into consideration the Company’s financial condition in setting the amount of punitive damages.

In October 2017, the court denied the Company’s motions and awarded Aeroflex an additional $2.1 million of punitive damages, which brings the total Tel damages awarded in this case to approximately $4.9 million. No judgment has yet been entered by the court, and we have filed a motion with the court that these changes are duplicative and not supported by Kansas Law.

Once the court has entered judgment, the Company has approximately 30 days to file an appeal or request a new trial. If the Company files the appeal on its own, it will be required to post a bond equal to the lesser of: (1) the final damages award; or (2) $1 million plus 25% of the amount of the verdict in excess of $1 million, which would currently total $1.975 million.

The Company believes it has excellent grounds to appeal this verdict. The appeal process would be expected to take several years to complete.

In November 2017, the Company signed a subscription agreement in which the Company received $3 million for Series A Convertible Preferred Stock (See Note 16 to the Notes to the Condensed Financial Statements). These funds will be used to finance an appeal and provide funds for operations.

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

Note 16 – Subsequent Event

In November 2017, the Company entered into a subscription agreement with an existing stockholder to provide $3 million in exchange for Series A Convertible Preferred Stock. The Series A Preferred Stock has the rights, privileges, preferences and restrictions set for in the Certificate of Amendment to Certificate of Incorporation (the “Designations”) filed by the Company with the Secretary of State of the State of New Jersey on November 8, 2017.  The Designations provide for an 8% dividend rate and Series A Preferred Stock is convertible into shares of common stock at a price of $3.00 per share.

The Company has the option of repurchasing the shares of the Series A Preferred Stock at face value plus unpaid dividends after three years.

The holders of the Series A Preferred Stock will vote together with the holders of the Company’s Common Stock on an as-converted basis on each matter submitted to a vote of holders of Common Stock (whether at a meeting of shareholders or by written consent). In any such vote, the number of votes that may be cast by a Holder shall be equal to one (1) vote for each Conversion Share underlying such Holder’s outstanding shares of Series A Preferred, subject to adjustment based on the applicable Maximum Conversion Amount, as of the record date for such vote or written consent or, if there is no specified record date, as of the date of such vote or written consent. Each Holder shall be entitled to notice of all shareholder meetings (or requests for written consent) in accordance with the Company’s bylaws.

At the Company’s Annual Meeting in January 2018, the shareholders will vote to approve (i) an amendment to our Certificate of Incorporation to increase the number of authorized Common Shares from 4,000,000 shares to 6,000,000 shares and (ii) the increase of the maximum amount of shares of Common Stock into which the Series A Preferred Stock can be converted from 600,000 shares to 1,000,000 shares.

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

Overview

The Company continues to pursue international opportunities with its "Drive to Mode 5" marketing campaign.  All allied countries have a drop dead date of January 1, 2020 for implementing Mode 5 capability; as a result, we believe that this international Mode 5 business will remain strong for at least the next three years. The Company believes it has built a solid position in the Mode 5 IFF and TACAN test set market, and these products should be very competitive in both the domestic and overseas markets, and we have already delivered Mode 5 test sets into 18 international markets.

We have intensified our marketing efforts and increased our investment in research and development. We continue to emphasize the importance of capturing the majority share of the large IFF international market which we believe could generate substantial revenues starting later this fiscal year, and we have been working with international partners to ensure that we are well-positioned in this market. The new T-47M5 Mode 5 IFF test set will be a cost-effective upgrade option for our large installed base of Mode 4 test sets and we have started receiving international orders for this new test set. Our business development team met with several European and Far Eastern customers with the intention of securing volume Mode 5 orders which could commence later this calendar year.

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

We continue to evaluate other attractive potential market opportunities.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview (continued)

The expectation is that we will significantly improve our gross margins beginning next fiscal year with a goal of returning to our traditional 50% gross margin levels. As such, we believe the key will be to secure sufficient high margin business with our existing and new products to maintain a reasonable backlog. The timing of these new orders is largely out of our hands so we expect to see increased volatility in our quarterly revenues during fiscal year 2018. At September 30, 2017, the Company’s backlog of orders was approximately $1.6 million as compared to $3.2 million at March 31, 2017.

On March 21, 2016, the Company entered into a line of credit agreement with Bank of America, which expired March 31, 2017. In March 2017, the line of credit was renewed and the expiration date extended until March 31, 2018.  The new line provides a revolving credit facility with borrowing capacity of up to $1,000,000. There are no covenants or borrowing base calculations associated with this line of credit. Interest on any outstanding balances is payable monthly at an annual interest rate equal to the LIBOR (London Interbank Offered Rates) Daily Floating plus 3.75 percentage points. The Company’s interest rate was 4.985% at September 30, 2017.   The line is collateralized by substantially all of the assets of the Company.  During the six months ended September 30, 2017, the Company borrowed $800,000 from this line of credit. As of September 30, 2017 and March 31, 2017, the outstanding balances were $1,000,000 and $200,000, respectively.  As of September 30, 2017 the remaining availability under this line was $-0-.

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

The Company submitted is plan to the Exchange, a plan advising of the actions the Company has taken or will take to regain compliance with the Stockholders’ Equity Requirement by January 29, 2019. In October 2017, the Exchange accepted the Company’s plan.

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

On May 23, 2016, the Company filed a motion for summary judgment based on Aeroflex’s lack of jurisdictional standing to bring the case. The motion asserts that Aeroflex does not own the intellectual property at issue since it is a bare licensee of Northrop Grumman. Northrop Grumman has declined to join this suit as plaintiff. Aeroflex lacks standing to sue alone. Also, the motion raises the fact that Aeroflex allowed the license to expire, Aeroflex’s claims are either moot or Aeroflex lacks standing to sue for damages alleged to have accrued after the license ended in 2011. The motion for summary judgment was denied.

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

Following the verdict, the Company filed a motion for judgment as a matter of law. In the motion, the Company renewed its motion for judgment on Aeroflex’s tortious interference with prospective business opportunity claim arguing that such claim is barred by the statute of limitations. Alternatively, the motion asserts there is insufficient evidence supporting the lost profit award on that claim.  Additionally, the motion for judgment addresses inconsistency between the awards against the former Aeroflex employees for breach of the non-disclosure agreements and the award against the Company for interfering with those agreements. Alternatively, the motion asserts there is insufficient evidence supporting the lost profit award on that claim.

During July 2017, the Court heard the Company’s motion for judgment as well as conducting a hearing as to the amount of a punitive damages award. Kansas statutes limit punitive damages to a maximum of $5 million.

Aeroflex submitted a motion to the Court requesting that the judge award punitive damages at the maximum $5 million amount. In Kansas, punitive damages are awarded to “punish the wrongdoer for his malicious, vindictive or willful and wanton invasion of another’s rights, with the ultimate purpose being to restrain and deter others from the commission of similar wrongdoings.” Importantly, Kansas courts have ruled that the purpose of punitive damages “is to sting, not to kill”. The Court will also take into consideration the Company’s financial condition in setting the amount of punitive damages.

In October 2017, the court denied the Company’s motions and awarded Aeroflex an additional $2.1 million of punitive damages, which brings the total Tel damages awarded in this case to approximately $4.9 million. No judgment has yet been entered by the court, and we have filed a motion with the court that these changes are duplicative and not supported by Kansas Law.

Once the court has entered judgment, the Company has approximately 30 days to file an appeal or request a new trial. If the Company files the appeal on its own, it will be required to post a bond equal to the lesser of: (1) the final damages award; or (2) $1 million plus 25% of the amount of the verdict in excess of $1 million, which would currently total $1.975 million. The Company believes it has excellent grounds to appeal this verdict. The appeal process would be expected to take several years to complete.

In November 2017, the Company signed a subscription agreement in which the Company received $3 million for Series A Convertible Preferred Stock (See Note 16 to the Notes to the Condensed Financial Statements). These funds will be used to finance an appeal and provide funds for operations.

Results of Operations

Sales

For the three months ended September 30, 2017, total net sales decreased $3,288,864 (64.8%) to $1,787,165, as compared to $5,076,029 for the three months ended September 30, 2016. Avionics government sales decreased $3,310,071 (76.3%) to $1,028,693 for the three months ended September 30, 2017, as compared to $4,338,764 for the three months ended September 30, 2016. The decrease in sales is mostly attributed to the decrease in shipment of the U.S. Army TS-4530A Kits and Sets, and the CRAFT and ITATS units associated with the U.S. Navy programs, which contracts have now been completed. Commercial sales increased $21,207 (2.9%) to $758,472 for the three months ended September 30, 2017 as compared to $737,265 for the three months ended September 30, 2016. This increase is attributed to the increased sales of the TR-220 partially offset by a decrease in sales of the T-30D and lower part sales.

For the six months ended September 30, 2017, total net sales decreased $5,089,156 (48.8%) to $5,329,242, as compared to $10,418,398 for the six months ended September 30, 2016. Avionics government sales decreased $5,209,365 (56.6%) to $4,001,019 for the six months ended September 30, 2017, as compared to $9,210,384 for the six months ended September 30, 2016. The decrease in sales is mostly attributed to the decrease in shipment of the U.S. Army TS-4530A Kits and Sets, and the CRAFT and ITATS units associated with the U.S. Navy programs, which contracts have now been completed. Commercial sales increased $120,209 (10.0%) to $1,328,223 for the six months ended September 30, 2017 as compared to $1,208,014 for the six months ended September 30, 2016. This increase is attributed to the increased sales of the TR-220 partially offset by a decrease in sales of the T-30D and lower part sales.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations (continued)

Gross Margin

For the three and six months ended September 30, 2017, total gross margin decreased $1,425,718 (78.1%) and $2,061,081 (55.7%) to $399,870 and $1,641,160, respectively, as compared to $1,825,588 and $3,702,241 for the three and six months ended September 30, 2016, respectively, primarily as a result of the lower volume as well as labor and overhead variances as a result of the lower volume. The gross margin percentage for the three months ended September 30, 2017 was 22.4%, as compared to 36.0% for the three months ended September 30, 2016. The gross margin percentage for the six months ended September 30, 2017 was 30.8%, as compared to 35.5% for the six months ended September 30, 2016.

Operating Expenses

Selling, general and administrative expenses decreased $60,618 (8.9%) to $626,395 for the three months ended September 30, 2017, as compared to $687,013 for the three months ended September 30, 2016. This decrease was primarily attributed to lower salaries and related expenses, lower accrued profit sharing and commission expenses offset partially by higher professional fees.

Selling, general and administrative expenses decreased $127,361 (8.7%) to $1,332,681 for the six months ended September 30, 2017, as compared to $1,460,042 for the six months ended September 30, 2016. This decrease was primarily attributed to lower salaries and related expenses and lower accrued profit sharing expense offset partially by higher outside commission expenses and professional fees.

Litigation expenses for the three months ended September 30, 2017 decreased to $43,333 as compared to $188,125 for the three months ended September 30, 2016 as a result of less activity as the Company was awaiting the decision by the court.

Litigation expenses increased to $425,845 for the six months ended September 30, 2017 as compared to $326,840 for the six months ended September 30, 2016 as a result of the trial expenses associated with the Aeroflex Wichita, Inc. (“Aeroflex”) litigation during the first quarter of this fiscal year partially offset by the limit activity in the current quarter.

The Company recorded $2.1 million in additional legal damages for the three months ended September 30, 2017 as a result of the court’s decision regarding punitive damages.

Engineering, research and development expenses decreased $54,104 (9.3%) and $23,708 (2.0%) to $529,667 and $1,144,940, respectively, for the three and six months ended September 30, 2017 as compared to $583,771 and $1,168,940 for the three and six months ended September 30, 2016. The Company continues to invest in new products by taking advantage of our CRAFT and TS-4530A technology to develop smaller hand-held products, which will broaden our product line for both commercial and military applications. The Company is also developing its T-47M5 Mode 5 test set, which we believe will compete effectively in the international market.

(Loss) Income from Operations

As a result of the above, the Company recorded losses from operations of $2,899,525 and $3,362,306 for the three and six months ended September 30, 2017, as compared to income from operations of $366,679 and $746,711 for the three and six months ended September 30, 2016.

Other Income (Expense), Net

For the three months ended September 30, 2017, total other expense was $21,064, as compared to other income of $15,136 for the three months September 30, 2016. This decrease in other income is primarily due to the loss on the change in the valuation of common stock warrants as compared to a gain in the same period last year.

For the six months ended September 30, 2017, total other income was $155,626, as compared to other income of $213,157 for the six months September 30, 2016. This decrease in other income is primarily due to the lower gain on the change in the valuation of common stock warrants as compared to a gain in the same period last year offset partially by proceeds from a life insurance policy.

(Loss) Income before Income Taxes

As a result of the above, the Company recorded a loss before taxes of $2,920,589 and $3,206,680 for the three and six months ended September 30, 2016, as compared to income before taxes of $381,815 and $959,868 for the three and six months ended September 30, 2016.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations (continued)

Income Tax Provision/Benefit

For the three and six months ended September 30, 2017, the Company recorded no income tax benefit as such amount was offset by a valuation allowance. For the three and six months ended September 30, 2016, the Company reported provisions for income tax in the amounts of $109,760 and $277,504, respectively.

Net (Loss) Income

As a result of the above, the Company recorded net losses of $2,920,589 and $3,206,680 for the three and six months ended September 30, 2017, as compared to net income of $272,055 and $682,364 for the three and six months ended September 30, 2016.

Liquidity and Capital Resources

At September 30, 2017, the Company had net negative working capital of $3,073,135 as compared to positive working capital of $214,560 at March 31, 2017. This change is primarily the result of the additional legal damages and additional amounts drawn from the line of credit.

During the six months ended September 30, 2017, the Company’s cash balance decreased by $157,638 to $130,235.  The Company’s principal sources and uses of funds were as follows:

Cash used in operating activities. For the six months ended September 30, 2017, the Company used $684,861 in cash for operations as compared to providing $846,851 in cash from operations for the six months ended September 30, 2016.  This increase in cash used for operations is the result of the lower operating income, increase in inventories offset partially by the decrease in accounts receivable, increase in accounts payable and accrued expenses and the changes in deferred revenues.

Cash used in investing activities.  For the six months ended September 30, 2017, the Company used $53,402 of its cash for investment activities, as compared to $30,303 for the six months ended September 30, 2016 as a result of a decrease in the purchase of capital equipment.

Cash provided by (used in) financing activities. For the six months ended September 30, 2017, the Company provided $580,625 in cash from financing activities as compared to using $958,647 for the six months ended September 30, 2016 primarily as a result of the proceeds from the line of credit. The six months ended September 30, 2016 included a $720,000 payment of a warrant liability that did not occur this year.

In November 2014, the Company entered into a term loan in the amount of $1,200,000 with Bank of America. The term loan is for three years, and matures in November 2017. Monthly payments are at $36,551 including interest at 6%. The term loan is collateralized by substantially all of the assets of the Company. At September 30, 2017 and March 31, 2017, the outstanding balances were $72,552 and $285,810, respectively. At September 30, 2017, $179,999 was classified as current.

In July 2015, the Company entered into a term loan in the amount of $18,000 with Bank of America. The term loan is for three years and matures in July 2018. Monthly payments are at $536 including interest at 4.5%. The term loan is collateralized by substantially all of the assets of the Company. At September 30, 2017 and March 31, 2017, the outstanding balances were $5,250 and $8,305, respectively. At September 30, 2017, $5,250 was classified as current.

On March 21, 2016, the Company entered into a line of credit agreement with Bank of America, which expired March 31, 2017. In March 2017, the line of credit was renewed and the expiration date extended until March 31, 2018.  The new line provides a revolving credit facility with borrowing capacity of up to $1,000,000. There are no covenants or borrowing base calculations associated with this line of credit. Interest on any outstanding balances is payable monthly at an annual interest rate equal to the LIBOR (London Interbank Offered Rates) Daily Floating plus 3.75 percentage points. The Company’s interest rate was 4.985% at September 30, 2017.   The line is collateralized by substantially all of the assets of the Company.  During the six months ended September 30, 2017, the Company borrowed $800,000 from this line of credit. As of September 30, 2017 and March 31, 2017, the outstanding balances were $1,000,000 and $200,000, respectively.  As of September 30, 2017 the remaining availability under this line is $-0-.

In October 2017, the court denied the Company’s motions and awarded Aeroflex an additional $2.1 million of punitive damages, which brings the total Tel damages awarded in this case to approximately $4.9 million.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources (continued)

The Company has approximately 30 days to file an appeal or request a new trial. If the Company files the appeal on its own, it will be required to post a bond in the equal to the lesser of: (1) the final damages award; or (2) $1 million plus 25% of the amount of the verdict in excess of $1 million, which would currently total $1.975 million.

The Company believes it has excellent grounds to appeal this verdict. The appeal process would be expected to take several years to complete.

In November 2017, the Company signed a subscription agreement in which the Company received $3 million for Series A Convertible Preferred Stock (See Note 15 to the Notes to the Condensed Financial Statements). These funds will be used to finance an appeal and provide funds for operations.

Currently, the Company has no material future capital expenditure requirements.

There was no significant impact on the Company’s operations as a result of inflation for the six months ended September 30, 2017.

These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2017, filed with the SEC on July 14, 2017 (the “Annual Report”).

Off-Balance Sheet Arrangements

As of September 30, 2017, the Company had no material off-balance sheet arrangements.

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

On May 23, 2016, the Company filed a motion for summary judgment based on Aeroflex’s lack of jurisdictional standing to bring the case. The motion asserts that Aeroflex does not own the intellectual property at issue since it is a bare licensee of Northrop Grumman. Northrop Grumman has declined to join this suit as plaintiff. Aeroflex lacks standing to sue alone. Also, the motion raises the fact that Aeroflex allowed the license to expire, Aeroflex’s claims are either moot or Aeroflex lacks standing to sue for damages alleged to have accrued after the license ended in 2011. The motion for summary judgment was denied.

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

Following the verdict, the Company filed a motion for judgment as a matter of law. In the motion, the Company renewed its motion for judgment on Aeroflex’s tortious interference with prospective business opportunity claim arguing that such claim is barred by the statute of limitations. Alternatively, the motion asserts there is insufficient evidence supporting the lost profit award on that claim.  Additionally, the motion for judgment addresses inconsistency between the awards against the former Aeroflex employees for breach of the non-disclosure agreements and the award against the Company for interfering with those agreements. Alternatively, the motion asserts there is insufficient evidence supporting the lost profit award on that claim.

During July 2017, the Court heard the Company’s motion for judgment as well as conducting a hearing as to the amount of a punitive damages award. Kansas statutes limit punitive damages to a maximum of $5 million.

Aeroflex submitted a motion to the Court requesting that the judge award punitive damages at the maximum $5 million amount. In Kansas, punitive damages are awarded to “punish the wrongdoer for his malicious, vindictive or willful and wanton invasion of another’s rights, with the ultimate purpose being to restrain and deter others from the commission of similar wrongdoings.” Importantly, Kansas courts have ruled that the purpose of punitive damages “is to sting, not to kill”. The Court will also take into consideration the Company’s financial condition in setting the amount of punitive damages

In October 2017, the court denied the Company’s motions and awarded Aeroflex an additional $2.1 million of punitive damages, which brings the total Tel damages awarded in this case to approximately $4.9 million.  No judgment has yet been entered by the court, and we have filed a motion with the court that these changes are duplicative and not supported by Kansas Law.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings (continued)

Once the court has entered judgment, the Company has approximately 30 days to file an appeal or request a new trial. If the Company files the appeal on its own, it will be required to post a bond equal to the lesser of: (1) the final damages award; or (2) $1 million plus 25% of the amount of the verdict in excess of $1 million, which would currently total $1.975 million. The Company believes it has excellent grounds to appeal this verdict. The appeal process would be expected to take several years to complete.

In November 2017, the Company signed a subscription agreement in which the Company received $3 million for Series A Convertible Preferred Stock (See Note 16 to the Notes to the Condensed Financial Statements). These funds will be used to finance an appeal and provide funds for operations.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company’s equity securities during the quarter ended September 30, 2017 other than those previously reported in a Current Report on Form 8-K.

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

TEL-INSTRUMENT ELECTRONICS CORP.

Date: November 14, 2017	By:	/s/ Jeffrey C. O’Hara
Name: Jeffrey C. O’Hara
Title: Chief Executive Officer Principal Executive Officer

Date: November 14, 2017	By:	/s/ Joseph P. Macaluso
Name: Joseph P. Macaluso
Title: Principal Financial Officer Principal Accounting Officer