Form 10-Q
period 2017-12-31
TEL INSTRUMENT ELECTRONICS CORP
filed 2018-02-14
CIK 96885

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2017

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

As of February 8, 2018, there were 3,255,887 shares outstanding of the registrant’s common stock.

TEL-INSTRUMENT ELECTRONICS CORP.

PART I – FINANCIAL INFORMATION
Item 1.  Financial Statements.

TEL-INSTRUMENT ELECTRONICS CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2017	March 31, 2017
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$263,983	$287,873
Accounts receivable, net	1,660,757	1,556,382
Inventories, net	4,309,324	4,208,179
Restricted cash to support appeal bond	2,000,000	-
Prepaid expenses and other current assets	107,450	188,578
Total current assets	8,341,514	6,241,012

Equipment and leasehold improvements, net	197,602	161,427
Other long-term assets	35,109	33,509
Total assets	8,574,225	6,435,948

LIABILITIES & STOCKHOLDERS’ DEFICIT

Current liabilities:
Current portion of long-term debt	3,696	291,991
Line of credit	1,000,000	200,000
Capital lease obligations – current portion	6,718	6,268
Accounts payable and accrued liabilities	2,431,763	2,072,955
Federal and state taxes payable	-	4,105
Deferred revenues – current portion	54,671	123,720
Accrued legal damages	4,930,523	2,800,000
Accrued payroll, vacation pay and payroll taxes	396,207	527,413
Total current liabilities	8,823,578	6,026,452

Capital lease obligations – long-term	8,664	13,760
Long-term debt	-	2,124
Deferred revenues – long-term	353,280	352,973
Warrant liability	-	95,000
Total liabilities	9,185,522	6,490,309

Commitments

Mezzanine Equity:
Preferred stock, 1,000,000 shares authorized, par value $0.10 per share, 500,000 shares 8% Cumulative Series A Convertible Preferred issued and outstanding	2,990,667	-
Total mezzanine equity	2,990,667	-

Stockholders’ (deficit):
Common stock, 4,000,000 shares authorized, par value $0.10 per share, 3,255,887 shares issued and outstanding, respectively	325,586	325,586
Paid-in capital in excess of par value, common stock	8,099,882	8,107,369
Accumulated deficit	(12,027,432)	(8,487,316)
Total stockholders’ deficit	(3,601,964)	(54,361)
Total liabilities, mezzanine equity and stockholders’ deficit	$8,574,225	$6,435,948

See accompanying notes to condensed consolidated financial statements.

TEL-INSTRUMENT ELECTRONICS CORP.
 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016

Net sales	$2,625,793	$4,236,519	7,955,035	$14,654,917
Cost of sales	1,689,113	2,602,268	5,377,195	9,318,425

Gross margin	936,680	1,634,251	2,577,840	5,336,492

Operating expenses:
Selling, general and administrative	548,391	582,880	1,881,072	2,042,922
Litigation expenses	134,765	282,490	560,610	609,330
Legal damages	30,523	-	2,130,523	-
Engineering, research and development	546,691	615,007	1,691,631	1,783,655
Total operating expenses	1,260,370	1,480,377	6,263,836	4,435,907

(Loss) income from operations	(323,690)	153,874	(3,685,996)	900,585

Other income (expense):
Proceeds from life insurance	-	-	92,678	-
Amortization of deferred financing costs	(649)	(1,359)	(3,363)	(4,072)
Change in fair value of common stock warrants	5,000	37,000	95,000	288,203
Interest expense	(14,097)	(11,620)	(38,435)	(46,953)
Total other income (expense)	(9,746)	24,021	145,880	237,178

(Loss) income before income taxes	(333,436)	177,895	(3,540,116)	1,137,763

Income tax expense	-	36,382	-	313,886

Net (loss) income	(333,436)	141,513	(3,540,116)	823,877

Preferred stock dividends	(30,667)	-	(30,667)	-

Net (loss) income attributable to common shareholders	$(364,103)	$141,513	$(3,570,783)	$823,877

Basic (loss) income per common share	$(0.11)	$0.04	$(1.10)	$0.25
Diluted (loss) income per common share	$(0.11)	$0.03	$(1.10)	$0.23

Weighted average shares outstanding:
Basic	3,255,887	3,255,887	3,255,887	3,255,887
Diluted	3,255,887	3,265,135	3,255,887	3,266,532

See accompanying notes to condensed consolidated financial statements.

TEL-INSTRUMENT ELECTRONICS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	December 31, 2017	December 31, 2016

Cash flows from operating activities:
Net (loss) income	$(3,540,116)	$823,877
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Deferred income taxes	-	317,509
Depreciation and amortization	53,221	95,209
Provision for inventory obsolescence	50,000	20,000
Amortization of deferred financing costs	3,363	4,072
Change in fair value of common stock warrant	(95,000)	(288,203)
Non-cash stock-based compensation	23,180	24,536

Changes in assets and liabilities:
Decrease (increase) in accounts receivable	(104,375)	396,430
(Increase) decrease in inventories	(151,145)	185,145
Decrease (increase) in prepaid expenses & other assets	76,165	(28,774)
Increase (decrease) in accounts payable and other accrued expenses	358,808	(299,359)
Decrease in federal and state taxes	(4,105)	(53,623)
Decrease in accrued payroll, vacation pay & withholdings	(131,206)	(224,072)
(Decrease) increase in deferred revenues	(68,742)	338,792
Increase in accrued legal damages	2,130,523	-
Restricted cash for appeal bond	(2,000,000)
Decrease in other long-term liabilities	-	(7,800)
Net cash (used in) provided by operating activities	(3,399,429)	1,303,739

Cash flows from investing activities:
Purchases of equipment	(89,396)	(37,070)
Net cash used in investing activities	(89,396)	(37,070)

Cash flows from financing activities:
Proceeds from line of credit	800,000	-
Proceeds from issuance of preferred stock, net of expenses	2,960,000	-
Payment of warrant liability	-	(720,000)
Repayment of long-term debt	(290,419)	(322,894)
Repayment of subordinated notes - related parties	-	(25,000)
Repayment of capitalized lease obligations	(4,646)	(9,254)
Net cash provided by (used in) financing activities	3,464,935	(1,077,148)

Net decrease in cash and cash equivalents	(23,890)	189,521
Cash and cash equivalents at beginning of period	287,873	972,633
Cash and cash equivalents at end of period	$263,983	$1,162,154

Supplemental cash flow information:
Taxes paid	$5,000	$87,374
Interest paid	$50,374	$107,768
See accompanying notes to condensed consolidated financial statements.

TEL-INSTRUMENT ELECTRONICS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 – Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of Tel-Instrument Electronics Corp. (the “Company” or “TIC” or “Tel”) as of December 31, 2017, the results of operations for the three and nine months ended December 31, 2017 and December 31, 2016, and statements of cash flows for the nine months ended December 31, 2017 and December 31, 2016.  These results are not necessarily indicative of the results to be expected for the full year.  The financial statements have been prepared in accordance with the requirements of Form 10-Q and consequently do not include disclosures normally made in an Annual Report on Form 10-K.  The March 31, 2017 balance sheet included herein was derived from the audited financial statements included in the Company’s Annual Report on Form 10-K as of that date.  Accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2017, as filed with the United States Securities and Exchange Commission (the “SEC”) on July 14, 2017 (the “Annual Report).

Note 2 - Liquidity and Going Concern
These condensed consolidated financial statements have been prepared in conformity with GAAP, which contemplates continuation of the Company as a going concern. As discussed in Note 15 to the Notes to the Condensed Consolidated Financial Statements, the Company has recorded total damages of $4,930,523 as a result of the jury verdict associated with the Aeroflex litigation as well as the Court’s decision on punitive damages. The jury found no misappropriation of Aeroflex trade secrets but it did rule that the Company tortiously interfered with a prospective business opportunity and awarded damages. The jury also ruled that Tel tortiously interfered with Aeroflex’s non-disclosure agreements with two former Aeroflex employees. The jury also found that the former Aeroflex employees breached their non-disclosure agreements with Aeroflex. The Court conducted further hearings on the Company’s post-trial motions which sought to reduce the damages award of $2.8 million, as well as the punitive damages claim.  The Court denied the Company’s motions and awarded Aeroflex an additional $2.1 million of punitive damages, which brings the total Tel damages awarded in this case to approximately $4.9 million. The Company has filed motions in January 2018 for the Court to reconsider the amount of damages on the grounds that they are duplicative and not legally supportable. A hearing on this motion is expected within the next 30 days and a final decision is expected within the next two to three months. The Judge could deny our motions, reduce the amount of damages or even order a new trial. Once a final decision has been rendered, the Company has 30 days to file an appeal. The Company has posted a $2,000,000 bond to prevent Aeroflex from enforcement actions until a final decision has been rendered by the Court. This $2 million bond amount would remain in place during the appeal process (See Note 5). The Company believes it has excellent grounds to appeal this verdict. The appeal process would be expected to take several years to complete.

The financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. The ability of the Company to continue as a going concern is dependent upon its ability to achieve profitable operations and/or raise additional capital to support the appeal process or pay any final damages amount. In November 2017, the Company signed a subscription agreement in which the Company received $3 million for Series A Convertible Preferred Stock (See Note 14 to the Notes to the Condensed Financial Statements). These funds were used to finance an appeal and provide funds for operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 3 – Summary of Significant Accounting Policies

During the nine months ended December 31, 2017, there have been no material changes in the Company’s significant accounting policies to those previously disclosed in the Annual Report.

Note 4 – Accounts Receivable, net

The following table sets forth the components of accounts receivable:

	December 31, 2017	March 31, 2017
Government	$1,461,090	$1,392,482
Commercial	207,167	171,400
Less: Allowance for doubtful accounts	(7,500)	(7,500)
	$1,660,757	$1,556,382

Note 5 – Restricted Cash to support appeal bond

The Company transferred $2,000,000 to a restricted cash account to secure a letter of credit which was used for collateral for the appeal bond (See Notes 14 and 15).

TEL-INSTRUMENT ELECTRONICS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 6 – Inventories, net

Inventories consist of:

	December 31, 2017	March 31, 2017

Purchased parts	$3,839,370	$3,197,378
Work-in-process	817,543	1,272,235
Finished goods	32,411	68,566
Less: Inventory reserve	(380,000)	(330,000)
	$4,309,324	$4,208,179

Note 7 – Net Income (Loss) per Share

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

	Three Months Ended	Three Months Ended
	December 31, 2017	December 31, 2016
Basic net (loss) income per share computation:
Net (loss) income	$(364,103)	$141,513
Weighted-average common shares outstanding	3,255,887	3,255,887
Basic net (loss) income per share	$(0.11)	$0.04
Diluted net (loss) income per share computation
Net (loss) income	$(364,103)	$141,513
Add: Change in fair value of warrants	-	37,000
Diluted (loss) income	$(364,103)	104,513
Weighted-average common shares outstanding	3,255,887	3,255,887
Incremental shares attributable to the assumed exercise of outstanding stock options and warrants	-	9,248
Total adjusted weighted-average shares	3,255,887	3,265,135
Diluted net (loss) income per share	$(0.11)	$0.03

TEL-INSTRUMENT ELECTRONICS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 7 – Net Income (Loss) per Share (continued)

	Nine Months Ended	Nine Months Ended
	December 31, 2017	December 31, 2016
Basic net (loss) income per share computation:
Net (loss) income	$(3,570,783)	$823,877
Weighted-average common shares outstanding	3,255,887	3,255,887
Basic net(loss)income per share	$(1.10)	$0.25
Diluted net (loss) income per share computation
Net (loss) income	$(3,570,783)	$823,877
Change in fair value of warrants	-	70,000
Diluted (loss) income	$(3,570,783)	753,877
Weighted-average common shares outstanding	3,255,887	3,255,887
Incremental shares attributable to the assumed exercise of outstanding stock options and warrants	-	10,645
Total adjusted weighted-average shares	3,255,887	3,266,532
Diluted net (loss) income per share	$(1.10)	$0.23

The following table summarizes securities that, if exercised, would have an anti-dilutive effect on earnings per share:

	December 31, 2017	December 31, 2016
Convertible preferred stock	1,000,000	-
Stock options	75,000	71,000
Warrants	50,000	-
	1,125,000	71,000

Note 8 – Long-Term Debt

Term Loans with Bank of America

In November 2014, the Company entered into a term loan in the amount of $1,200,000 with Bank of America. The term loan was for three years, and matured in November 2017. Monthly payments were $36,551 including interest at 6%. The term loan was collateralized by substantially all of the assets of the Company. This loan was fully repaid in November 2017. At December 31, 2017 and March 31, 2017, the outstanding balances were $-0- and $285,810, respectively.

In July 2015, the Company entered into a term loan in the amount of $18,000 with Bank of America. The term loan is for three years, and matures in July 2018. Monthly payments are at $536 including interest at 4.5%. The term loan is collateralized by substantially all of the assets of the Company. At December 31, 2017 and March 31, 2017, the outstanding balances were $3,696 and $8,305, respectively. At December 31, 2017, $3,696 was classified as current.

Note 9 - Line of Credit

On March 21, 2016, the Company entered into a line of credit agreement with Bank of America, which expired March 31, 2017. In March 2017, the line of credit was renewed and the expiration date extended until March 31, 2018.  The new line provides a revolving credit facility with borrowing capacity of up to $1,000,000. There are no covenants or borrowing base calculations associated with this line of credit. Interest on any outstanding balances is payable monthly at an annual interest rate equal to the LIBOR (London Interbank Offered Rates) Daily Floating plus 3.75 percentage points. The Company’s interest rate was 5.319% at December 31, 2017.   The line is collateralized by substantially all of the assets of the Company.  During the nine months ended December 31, 2017, the Company borrowed $800,000 from this line of credit. As of December 31, 2017 and March 31, 2017, the outstanding balances were $1,000,000 and $200,000, respectively.  As of December 31, 2017 the remaining availability under this line is $-0-.

TEL-INSTRUMENT ELECTRONICS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 10 – Deferred Revenues

In June 2016, the Company negotiated a settlement with a customer in the amount of $679,935 for price increases due to delays on a production release. Deferred revenues are recognized based upon the shipment of units under this contract. During the nine months ended December 31, 2017, the Company recognized the remaining balance of $73,302 as compared to $470,288 for the nine months ended December 30, 2016. As of December 31, 2017, the remaining deferred revenues related to the above-mentioned settlement was $-0- as compared to $73,302 at March 31, 2017.

During the nine months ended December 31, 2017, the Company recognized revenues in the amount of $70,000 that pertained to fiscal year 2017 shipments and that were not recorded in fiscal year 2017.

Note 11 – Segment Information

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

The table below presents information about reportable segments within the avionics business for the three and nine month periods ending December 31, 2017 and 2016:

Three Months Ended December 31, 2017	Avionics Government	Avionics Commercial	Avionics Total	Corporate Items	Total
Net sales	$1,825,744	$800,049	$2,625,793	$-	$2,625,793
Cost of sales	1,013,481	675,632	1,689,113	-	1,689,113
Gross margin	812,263	124,417	936,680	-	936,680

Engineering, research, and development			546,691	-	546,691
Selling, general and administrative			225,610	322,781	548,391
Litigation costs				134,765	134,765
Legal damages				30,523	30,523
Amortization of deferred financing costs			-	649	649
Change in fair value of common stock warrants			-	(5,000)	(5,000)
Proceeds from life insurance				-	-
Interest expense, net			-	14,097	14,097
Total expenses			772,301	497,815	1,270,116
Income (loss) before income taxes			$164,379	$(497,815)	$(333,436)

TEL-INSTRUMENT ELECTRONICS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 11 – Segment Information (continued)

Three Months Ended December 31, 2016	Avionics Government	Avionics Commercial	Avionics Total	Corporate Items	Total
Net sales	$3,771,384	$465,135	$4,236,519	$-	$4,236,519
Cost of sales	2,297,157	305,111	2,602,268	-	2,602,268
Gross margin	1,474,227	160,024	1,634,251	-	1,634,251

Engineering, research, and development			615,007	-	615,007
Selling, general and administrative			256,599	326,281	582,880
Litigation costs				282,490	282,490
Amortization of deferred financing costs			-	1,359	1,359
Change in fair value of common stock warrants			-	(37,000)	(37,000)
Interest expense, net			-	11,620	11,620
Total expenses			871,606	584,750	1,456,356
Income (loss) before income taxes			$762,645	$(584,750)	$177,895

Nine Months Ended December 31, 2017	Avionics Government	Avionics Commercial	Avionics Total	Corporate Items	Total
Net sales	$5,826,763	$2,128,272	$7,955,035	$-	$7,955,035
Cost of sales	3,489,223	1,887,972	5,377,195	-	5,377,195
Gross margin	2,337,540	240,300	2,577,840	-	2,577,840

Engineering, research, and development			1,691,631	-	1,691,631
Selling, general and administrative			861,795	1,019,277	1,881,072
Litigation costs				560,610	560,610
Legal damages				2,130,523	2,130,523
Amortization of deferred financing costs			-	3,363	3,363
Change in fair value of common stock warrants			-	(95,000)	(95,000)
Proceeds from life insurance				(92,678)	(92,678)
Interest expense, net			-	38,435	38,435
Total expenses			2,553,426	3,564,530	6,117,956
Income (loss) before income taxes			$24,414	$(3,564,530)	$(3,540,116)

Nine Months Ended December 31, 2016	Avionics Government	Avionics Commercial	Avionics Total	Corporate Items	Total
Net sales	$12,981,768	$1,673,149	$14,654,917	$-	$14,654,917
Cost of sales	8,067,636	1,250,789	9,318,425	-	9,318,425
Gross margin	4,914,132	422,360	5,336,492	-	5,336,492

Engineering, research, and development			1,783,655	-	1,783,655
Selling, general and administrative			946,589	1,096,333	2,042,922
Litigation costs				609,330	609,330
Amortization of deferred financing costs			-	4,072	4,072
Change in fair value of common stock warrants			-	(288,203)	(288,203)
Interest expense, net			-	46,953	46,953
Total expenses			2,730,244	1,468,485	4,198,729
Income (loss) before income taxes			$2,606,248	$(1,468,485)	$1,137,763

TEL-INSTRUMENT ELECTRONICS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 12 – Income Taxes

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

The tax effect of temporary differences, primarily net operating loss carryforwards, asset reserves and accrued liabilities, gave rise to the Company’s deferred tax asset.  Deferred income taxes are recognized for the tax consequence of such temporary differences at the enacted tax rate expected to be in effect when the differences reverse. The Company has provided a 100% valuation allowance against its deferred tax asset at December 31, 2017 and March 31, 2017.

On December 22, 2017, the 2017 Tax Cuts and Jobs Act (the Tax Act) was enacted into law and the new legislation contains several key tax provisions that affected us, including a reduction of the corporate income tax rate to 21% effective January 1, 2018, among others. We are required to recognize the effect of the tax law changes in the period of enactment, such as re-measuring our U.S. deferred tax assets and liabilities as well as reassessing the net realizability of our deferred tax assets and liabilities. The Tax Act had no impact on the accompanying financial statements.

Note 13 – Fair Value Measurements

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

Note 13 – Fair Value Measurements (continued)

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as of December 31, 2017 and March 31, 2017.  As required by ASC 820-10, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

December 31, 2017	Level I	Level II	Level III	Total
Total Assets	$-	$-	$-	$-

Warrant liability	-	-	-	-
Total Liabilities	$-	$-	$-	$-

March 31, 2017	Level I	Level II	Level III	Total
Total Assets	$-	$-	$-	$-

Warrant liability	-	-	95,000	95,000
Total Liabilities	$-	$-	$95,000	$95,000

The Company adopted the guidance of ASC 815 “Derivative and Hedging”, which requires that we mark the value of our warrant liability to market and recognize the change in valuation in our statement of operations each reporting period. Determining the warrant liability to be recorded requires us to develop estimates to be used in calculating the fair value of the warrant.

The following table provides a summary of the changes in fair value of our Level 3 financial liabilities from March 31, 2017 through December 31, 2017, as well as the portion of gains or losses included in income attributable to unrealized gains or losses related to the liability held at December 31, 2017:

Level 3 Reconciliation	Balance at beginning of period	(Gains) and losses for the period (realized and unrealized)	Purchases, issuances, sales and settlements, net	Transfers in or out of Level 3	Balance at the end of period
Warrant liability	$95,000	$(95,000)	$-	$-	$-
Total Liabilities	$95,000	$(95,000)	$-	$-	$-

The Company has remaining warrants with an outside investor to purchase 50,000 shares of the Company’s common stock at an exercise price of $3.35 per share or exercising the “put option” to the Company.  The warrant liability of the 50,000 warrants was $-0- at December 31, 2017 as compared to $95,000 at March 31, 2017.

TEL-INSTRUMENT ELECTRONICS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 14 – Series A 8% Convertible Preferred Stock

On November 14, 2017, the Company entered into definitive subscription agreements with an accredited investor, pursuant to which the investor purchased an aggregate of 500,000 shares of the Company’s Series A Preferred Stock (the “Series A Preferred”) for an aggregate of $3 million. The Company intends to use such proceeds for the payment of any Court judgment and/or settlement related to the Aeroflex Wichita, Inc. litigation, working capital purposes, and for payment of fees and expenses associated with this transaction. The Closing occurred following the satisfaction of customary closing conditions. The securities issued pursuant to the Subscription Agreements were not registered under the Securities Act of 1933, as amended (the “Securities Act”), but qualified for exemption under Section 4(a)(2) of the Securities Act. The securities were exempt from registration under Section 4(a)(2) of the Securities Act because the issuance of such securities by the Company did not involve a “public offering,” as defined in Section 4(a)(2) of the Securities Act, due to the insubstantial number of persons involved in the transaction, size of the offering, manner of the offering and number of securities offered. The Company did not undertake an offering in which it sold a high number of securities to a high number of investors. In addition, these shareholders had the necessary investment intent as required by Section 4(a)(2) of the Securities Act since they agreed to, and received, share certificates bearing a legend stating that such securities are restricted pursuant to Rule 144 of the Securities Act. This restriction ensures that these securities would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, the Company has met the requirements to qualify for exemption under Section 4(a)(2) of the Securities Act.

The shares of Series A Preferred have a stated value of $6.00 per share (the “Series A Stated Value”) and are convertible into Common Stock at a price of $3.00 per share. The holders of shares of the Series A Preferred shall be entitled to receive dividends out of any assets legally available, to the extent permitted by New Jersey law, at an annual rate equal to 8% of the Series A Stated Value of such shares of Series A Preferred, calculated on the basis of a 360 day year, consisting of twelve 30-day months, and shall accrue from the date of issuance of such shares of Series A Preferred, payable quarterly in cash. Any unpaid dividends shall accrue at the same rate. To the extent not paid on the last day of March, June, September and December of each calendar year, all dividends on any share of Series A Preferred shall accumulate whether or not declared by the Board and shall remain accumulated dividends until paid. As of December 31, 2017, the Company accrued $30,667 for dividends within mezzanine equity on the accompanying Balance Sheet. Since there were not sufficient authorized shares to allow for full conversion of the preferred stock into common stock at December 31, 2017, preferred stock was classified as mezzanine equity. At the January 2018 annual meeting approval was obtained for the additional authorized shares. As such, future financial statements will have preferred stock classified as permanent stockholders’ equity.

The Holders will vote together with the holders of the Company’s Common Stock on an as-converted basis on each matter submitted to a vote of holders of Common Stock (whether at a meeting of shareholders or by written consent). Effective beginning on the third anniversary of the Original Issue Date, and upon 30 days’ written notice to the Holders of Series A Preferred, the Company may, in its sole discretion, redeem the Series A Preferred at the aggregate Series A Stated Value plus any accrued and accumulated but unpaid dividends.

Note 15 – Litigation

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

On March 24, 2009, Aeroflex Wichita, Inc. (“Aeroflex”) filed a petition against the Company and two of its employees in the District Court located in Sedgwick County, Kansas, Case No. 09 CV 1141 (the “Aeroflex Action”), alleging that the Company and its two employees misappropriated Aeroflex’s proprietary technology in connection with the Company winning a substantial contract from the U.S. Army, to develop new Mode-5 radar test sets and kits to upgrade the existing TS-4530 radar test sets to Mode 5 (the “Award”). Aeroflex’s petition, seeking injunctive relief and damages, alleges that in connection with the Award, the Company and its named employees misappropriated Aeroflex’s trade secrets; tortiously interfered with Aeroflex’s business relationship; conspired to harm Aeroflex and tortiously interfered with Aeroflex’s contract. The central basis of all the claims in the Aeroflex Action is that the Company misappropriated and used Aeroflex proprietary technology and confidential information in winning the Award.  In February 2009, subsequent to the Company winning the Award, Aeroflex filed a protest of the Award with the Government Accounting Office (“GAO”). In its protest, Aeroflex alleged, inter alia, that the Company used Aeroflex’s proprietary technology in order to win the Award, the same

TEL-INSTRUMENT ELECTRONICS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 15 – Litigation (continued)

material allegations as were later alleged in the Aeroflex Action. On or about March 17, 2009, the U.S. Army Contracts Attorney and the U.S. Army Contracting Officer each filed a statement with the GAO, expressly rejecting Aeroflex’s allegations that the Company used or infringed on Aeroflex’s proprietary technology in winning the Award, and concluding that the Company had used only its own proprietary technology. On April 6, 2009, Aeroflex withdrew its protest.

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

The Aeroflex trial on remand in the Kansas District Court began in March 2017. After a nine-week trial, the jury rendered its verdict. The jury found no misappropriation of Aeroflex trade secrets but it did rule that the Company tortiously interfered with a prospective business opportunity and awarded damages of $1.3 million for lost profits. The jury also ruled that Tel tortiously interfered with Aeroflex’s non-disclosure agreements with two former Aeroflex employees and awarded damages of $1.5 million for lost profits, resulting in total damages against the Company of $2.8 million. The jury also found that the former Aeroflex employees breached their non-disclosure agreements with Aeroflex and awarded damages against these two individuals totaling $525,000. The jury also decided that punitive damages should be allowed against the Company.

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

The Company has filed motions in January 2018 for the Court to reconsider the amount of damages on the grounds that they are duplicative and not legally supportable. A hearing on this motion is expected within the next 30 days and a final decision is expected within the next two to three months. The Judge could deny our motions, reduce the amount of damages or even order a new trial. Once a final decision has been rendered, the Company has 30 days to file an appeal. The Company has posted a $2,000,000 bond to prevent Aeroflex from enforcement actions until a final decision has been rendered by the Court. This $2 million bond amount would remain in place during the appeal process (See Note 5). The Company believes it has excellent grounds to appeal this verdict. The appeal process would be expected to take several years to complete.

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

Note 16 – New Accounting Pronouncements

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

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09 (“Improvements to Employee Share-Based Payment Accounting”) which simplifies several aspects of accounting for share-based payment transactions including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The new standard was effective for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years with early adoption permitted. The Company adopted this standard and it did not have a material impact on the Company’s consolidated financial statements.

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

In November 2015, the FASB issued ASU 2015-17, which is an update to Topic 740, “Income Taxes”. This update requires that all deferred tax assets and liabilities be classified as non-current. The Company adopted this update, which is reflected in the accompanying balance sheets. The adoption of this update did not have any impact on the Company’s results of operations.

In August 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-15, Presentation of Financial Statements - Going Concern to provide guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern. The guidance requires management to assess whether there are conditions or events, considered in the aggregate, that raise substantial doubt about an entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. When management identifies such conditions or events, a footnote disclosure is required to disclose their nature, as well as management’s plans to alleviate the substantial doubt to continue as a going concern. The standard became effective for our fiscal year end 2017.

In May 2014, the FASB issued ASU 2014-09 that introduces a new five-step revenue recognition model in which an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires disclosures sufficient to enable users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative disclosures about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. In March 2016, the FASB issued ASU 2016-08 which further clarifies the guidance on the principal versus agent considerations within ASU 2014-09. In April 2016, the FASB issued ASU 2016-10 to expand the guidance on identifying performance obligations and licensing within ASU 2014-09. In May 2016, the FASB issued ASU 2016-12 to improve revenue recognition in the areas of collectability, presentation of sales tax and other similar taxes collected from customers, noncash consideration, contract modifications and completed contracts at transition. This update also amends the disclosure requirements within ASU 2014-09 for entities that retrospectively apply the guidance. The latest amendments are intended to address implementation issues that were raised by stakeholders and discussed by the Revenue Recognition Transition Resource Group, and provide additional practical expedients. These standards are effective for fiscal years beginning after December 15, 2017, including interim periods within that reporting period. The Company is assessing their implementation process and the potential impact on its existing revenue accounting policies and newly required financial statement disclosures. The Company has not yet determined the impact from the adoption of the new standard on either its financial position or results of operations.

TEL-INSTRUMENT ELECTRONICS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 16 – New Accounting Pronouncements (continued)

ASU 2016-18, Restricted Cash, updates Topic 230, Statement of Cash Flows, to require that a statement of cash flows explain the change during the period in restricted cash or restricted cash equivalents, in addition to changes in cash and cash equivalents.  That is, restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows.  Consequently, transfers between cash and restricted cash will not be presented as a separate line item in the operating, investing or financing sections of the cash flow statement.  The ASU includes examples of the revised presentation guidance, and additional presentation and disclosure requirements apply.  The ASU is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years.  The amendments should be applied retrospectively to each period presented.  Early adoption is permitted, including adoption in an interim period.  If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period.

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

Overview

The Aeroflex litigation (see Note 15) has been hugely disappointing and has strained our finances even with the preferred stock offering. If the Judge does not change the result or vacate the damage award based on our latest motions, we will appeal this decision. The Company has filed motions in January 2018 for the Court to reconsider the amount of damages on the grounds that they are duplicative and not legally supportable. A hearing on this motion is expected within the next 30 days and a final decision is expected within the next two to three months. The Judge could deny our motions, reduce the amount of damages or even order a new trial. Once a final decision has been rendered, the Company has 30 days to file an appeal. The Company has posted a $2,000,000 bond to prevent Aeroflex from enforcement actions until a final decision has been rendered by the Court. This $2 million bond amount would remain in place during the appeal process (See Note 5). The Company believes it has excellent grounds to appeal this verdict. The appeal process would be expected to take several years to complete. We believe that we will have approximately 2-3 years to generate sufficient cash or secure additional financing to support the repayment of the remaining $2.9 million not covered by the $2 million appeal bond, if we do not prevail with the appeal.

The Company continues to pursue international opportunities with its “Drive to Mode 5” marketing campaign.  All allied countries have a “drop dead” date of January 1, 2020 for implementing Mode 5 capability; as a result, we believe that this international Mode 5 business will remain strong for at least the next three years. We believe that we are well positioned as our CRAFT and TS-4530A flight-line test sets have been endorsed by the U.S. military and we have already delivered test sets into 18 international markets. The new T-47/M5 Mode 5 IFF test set will be a cost-effective upgrade option for our large installed base of Mode 4 test sets and we have seen substantial interest and orders for this test set from a number of countries.  In addition to international Mode 4 business, we also believe that we will receive some sizable orders from the U.S. Department of Defense (the “DOD”) for additional TS-4530A test sets this calendar year. We believe that this will help drive revenues and profitability growth.

We have intensified our marketing efforts and increased our investment in research and development. We continue to emphasize the importance of capturing the majority share of the large IFF international market which we believe could generate substantial revenues starting later this fiscal year, and we have been working with international partners to ensure that we are well-positioned in this market. The new T-47M5 Mode 5 IFF test set will be a cost-effective upgrade option for our large installed base of Mode 4 test sets and we began shipment of this test set in the quarter ended December 31, 2017.  Our business development team met with several European and Far Eastern customers with the intention of securing volume Mode 5 orders which should commence later this calendar year. We are currently pursuing opportunities in Australia and New Zealand and other areas in the Middle East and Far East.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued).

Overview (continued)

The Company believes its real long-term growth potential is in our new line of modular hand-held test sets. We expect that these hand-held test sets will provide us with the opportunity to expand from our relatively narrow avionics test market niche and enter the much larger secure communications radio test market. We are actively working to identify and secure partners to enter this growth market and we believe that our new hardware platform provides unmatched capabilities in a market leading form factor. Production prototypes of this new test set were available for view at the January 17, 2018 Annual Meeting. We are also working closely with our other military customers on new potential market opportunities that will be needed to maintain our sales and profitability growth.

The commercial avionics industry is undergoing a great deal of regulatory change including the requirement that all aircraft be equipped with ADS-B transponders as well as the introduction of new UAT navigation for the general aviation market. We believe that our new hand-held products, which we are planning to introduce in the near term, will generate increased market share at attractive gross margin levels. The Company is also targeting the extremely large commercial and military radio test set market which is many times the size of our traditional avionics test market. We are also working closely with our military customers on new potential market opportunities that will be needed to maintain our sales and profitability growth.

We continue to evaluate other attractive potential market opportunities.

On November 14, 2017 the Company completed a $3 million issuance of its Series A Preferred Stock with an existing investor. This preferred stock includes an 8% dividend rate and is convertible into shares of our common stock at a price of $3.00 per share. The proceeds from this transaction are to be used to finance the appeal and for working capital purposes.

On March 21, 2016, the Company entered into a line of credit agreement with Bank of America, which expired March 31, 2017. In March 2017, the line of credit was renewed and the expiration date extended until March 31, 2018.  The Company plans to renew this line of credit, but there is no assurance that the line will be renewed or that the terms will be the same. The line provides a revolving credit facility with borrowing capacity of up to $1,000,000. There are no covenants or borrowing base calculations associated with this line of credit. Interest on any outstanding balances is payable monthly at an annual interest rate equal to the LIBOR (London Interbank Offered Rates) Daily Floating plus 3.75 percentage points. The Company’s interest rate was 5.319% at December 31, 2017.   The line is collateralized by substantially all of the assets of the Company.  During the nine months ended December 31, 2017, the Company borrowed $800,000 from this line of credit. As of December 31, 2017 and March 31, 2017, the outstanding balances were $1,000,000 and $200,000, respectively.  As of December 31, 2017 the remaining availability under this line is $-0-.

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

The Company submitted is plan to the Exchange, a plan advising of the actions the Company has taken or will take to regain compliance with the Stockholders’ Equity Requirement by January 29, 2019. In October 2017, the Exchange accepted the Company’s plan. The Company continues to provide updates to the Exchange.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued).

Results of Operations

Sales

For the three months ended December 31, 2017, total net sales decreased $1,610,726 (38.0%) to $2,625,793, as compared to $4,236,519 for the three months ended December 31, 2016. Avionics government sales decreased $1,945,640 (51.6%) to $1,825,744 for the three months ended December 31, 2017, as compared to $3,771,384 for the three months ended December 31, 2016. The decrease in sales is mostly attributed to the decrease in shipment of the U.S. Army TS-4530A Kits and Sets, and the CRAFT units associated with the U.S. Navy programs, which contracts have now been completed and the T-47N, partially offset by the increase in sales associated with the initial shipments of the T-47/M5. Commercial sales increased $334.914 (72.0%) to $800,049 for the three months ended December 31, 2017 as compared to $465,135 for the three months ended December 31, 2016. This increase is attributed to the increased sales from our repair business as well as increased shipments of the TR-220 to a major U.S. airline.

For the nine months ended December 31, 2017, total net sales decreased $6,699,882 (45.7%) to $7,955,035, as compared to $14,654,917 for the nine months ended December 31, 2016. Avionics government sales decreased $7,155,005 (55.1%) to $5,826,763 for the nine months ended December 31, 2017, as compared to $12,981,768 for the nine months ended December 31, 2016. The decrease in sales is mostly attributed to the decrease in shipment of the U.S. Army TS-4530A Kits and Sets, and the CRAFT and ITATS units associated with the U.S. Navy programs, which contracts have now been completed. Commercial sales increased $455,123 (27.2%) to $2,128,272 for the nine months ended December 31, 2017 as compared to $1,673,149 for the nine months ended December 31, 2016. This increase is attributed to the increased sales of the TR-220 and the increase in sales from our repair business.

Gross Margin

For the three and nine months ended December 31, 2017, total gross margin decreased $697,571 (42.7%) and $2,758.652 (51.7%) to $936,680 and $2,577,840, respectively, as compared to $1,634,251 and $5,336,492 for the three and nine months ended December 31, 2016, respectively, primarily as a result of the lower volume as well as labor and overhead variances as a result of the lower volume. The gross margin percentage for the three months ended December 31, 2017 was 35.7%, as compared to 38.6% for the three months ended December 31, 2016. The gross margin percentage for the nine months ended December 31, 2017 was 32.4%, as compared to 36.4% for the nine months ended December 31, 2016.

Operating Expenses

Selling, general and administrative expenses decreased $34,489 (5.9%) and $161,850 (7.9%) to $548,391 and $1,881,072, respectively, for the three and nine months ended December 31, 2017, as compared to $582,880 and $2,042,922 for the three months ended December 31, 2016, respectively. These decreases were primarily attributed to lower salaries and related expenses and lower accrued profit sharing expenses offset partially by higher commission fees, shareholder communication expenses and consulting fees.

Litigation expenses decreased $147,725 and $48,720 to $134,765 and $560,610, respectively, for the three and nine months ended December 31, 2017 as compared to $282,490 and $609,330 for the three and nine months ended December 31, 2016. The litigation expenses in the quarter ended December 31, 2017 related to the legal expenses for the additional court motions and securing the appeal bond.

The Company recorded $30,323 and $2,130,523 in additional legal damages for the three and nine months ended December 31, 2017 as a result of the Court’s decision regarding punitive damages. The additional expenses for the quarter related to the accrued interest on the assessed damages.

Engineering, research and development expenses decreased $68,316 (11.1%) and $92,024 (5.2%) to $546,691 and $1,691,631, respectively, for the three and nine months ended December 31, 2017 as compared to $615,007 and $1,783,655 for the three and nine months ended December 31, 2016. The Company continues to invest in new products by taking advantage of our CRAFT and TS-4530A technology to develop smaller hand-held products, which will broaden our product line for both commercial and military applications. The Company has completed its development of the T-47/M5 Mode 5 test set, which began initial shipments in the quarter ended December 31, 2017, and which we believe will compete effectively in the international market.

(Loss) Income from Operations

As a result of the above, the Company recorded losses from operations of $323,690 and $3,685,996 for the three and nine months ended December 31, 2017, as compared to income from operations of $153,874 and $900,585 for the three and nine months ended December 31, 2016.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Other Income (Expense), Net

For the three months ended December 31, 2017, total other expense was $9,746, as compared to other income of $24,021 for the three months December 31, 2016. This decrease in other income is primarily due to the loss on the change in the valuation of common stock warrants as compared to a gain in the same period last year.

For the nine months ended December 31, 2017, total other income was $145,880, as compared to other income of $237,178 for the nine months December 31, 2016. This decrease in other income is primarily due to the lower gain on the change in the valuation of common stock warrants as compared to a gain in the same period last year offset partially by proceeds from a life insurance policy.

(Loss) Income before Income Taxes

As a result of the above, the Company recorded a loss before taxes of $333,436 and $3,540,116 for the three and nine months ended December 31, 2016, as compared to income before taxes of $177,895 and $1,137,763 for the three and nine months ended December 31, 2016.

Income Tax Provision/Benefit

For the three and nine months ended December 31, 2017, the Company recorded no income tax benefit as such amount was offset by a valuation allowance. For the three and nine months ended December 31, 2016, the Company reported provisions for income tax in the amounts of $36,382 and $313,886, respectively.

Net (Loss) Income

As a result of the above, the Company recorded net losses of $333,436 and $3,540,116 for the three and nine months ended December 31, 2017, as compared to net income of $141,513 and $823,877 for the three and nine months ended December 31, 2016.

Liquidity and Capital Resources

At December 31, 2017, the Company had net negative working capital of $512,731 as compared to positive working capital of $214,560 at March 31, 2017. This change is primarily the result of the additional legal damages offset partially by the cash received from the issuance of preferred stock which was used to obtain a letter of credit to secure the appeal bond and additional amounts drawn from the line of credit.

These condensed consolidated financial statements have been prepared in conformity with GAAP, which contemplates continuation of the Company as a going concern. As discussed in Note 15 to the Notes to the Condensed Consolidated Financial Statements, the Company has recorded total damages of $4,930,523 as a result of the jury verdict associated with the Aeroflex litigation as well as the Court’s decision on punitive damages. The jury found no misappropriation of Aeroflex trade secrets but it did rule that the Company tortiously interfered with a prospective business opportunity and awarded damages. The jury also ruled that Tel tortiously interfered with Aeroflex’s non-disclosure agreements with two former Aeroflex employees. The jury also found that the former Aeroflex employees breached their non-disclosure agreements with Aeroflex. The Court conducted further hearings on the Company’s post-trial motions which sought to reduce the damages award of $2.8 million, as well as the punitive damages claim.  The Court denied the Company’s motions and awarded Aeroflex an additional $2.1 million of punitive damages, which brings the total Tel damages awarded in this case to approximately $4.9 million. The Company has filed motions in January 2018 for the Court to reconsider the amount of damages on the grounds that they are duplicative and not legally supportable. A hearing on this motion is expected within the next 30 days and a final decision is expected within the next two to three months. The Judge could deny our motions, reduce the amount of damages or even order a new trial. Once a final decision has been rendered, the Company has 30 days to file an appeal. The Company has posted a $2,000,000 bond to prevent Aeroflex from enforcement actions until a final decision has been rendered by the Court. This $2 million bond amount would remain in place during the appeal process (See Note 5). The Company believes it has excellent grounds to appeal this verdict. The appeal process would be expected to take several years to complete.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. The ability of the Company to continue as a going concern is dependent upon its ability to achieve profitable operations and/or raise additional capital to support the appeal process or pay any final damages amount. In November 2017, the Company signed a subscription agreement in which the Company received $3 million for Series A Convertible Preferred Stock (See Note 14 to the Notes to the Condensed Financial Statements). These funds were used to finance an appeal and provide funds for operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

During the nine months ended December 31, 2017, the Company’s cash balance decreased by $23,890 to $263,983.  The Company’s principal sources and uses of funds were as follows:

Cash used in operating activities. For the nine months ended December 31, 2017, the Company used $3,399,429 in cash for operations as compared to providing $1,303,739 in cash from operations for the nine months ended December 31, 2016.  This increase in cash used for operations is the result of using $2,000,000 to obtain a letter of credit to secure the appeal bond, lower operating income, increase in accounts receivable and inventories offset partially by the increase in accounts payable and accrued expenses and accrued legal damages.

Cash used in investing activities.  For the nine months ended December 31, 2017, the Company used $89,396 of its cash for investment activities, as compared to $37,070 for the nine months ended December 31, 2016 as a result of an increase in the purchase of capital equipment.

Cash provided by (used in) financing activities. For the nine months ended December 31, 2017, the Company provided $3,464,935 in cash from financing activities as compared to using $1,077,148 for the nine months ended December 31, 2016 primarily as a result of the proceeds from issuance of preferred stock and amounts from the line of credit. The nine months ended December 31, 2016 included a $720,000 payment of a warrant liability that did not occur this year.

In November 2014, the Company entered into a term loan in the amount of $1,200,000 with Bank of America. The term loan was for three years, and matures in November 2017. Monthly payments are at $36,551 including interest at 6%. The term loan was collateralized by substantially all of the assets of the Company. This loan was fully repaid in November 2017. At December 31, 2017 and March 31, 2017, the outstanding balances were $-0- and $285,810, respectively.

In July 2015, the Company entered into a term loan in the amount of $18,000 with Bank of America. The term loan is for three years, and matures in July 2018. Monthly payments are at $536 including interest at 4.5%. The term loan is collateralized by substantially all of the assets of the Company. At December 31, 2017 and March 31, 2017, the outstanding balances were $3,696 and $8,305, respectively. At December 31, 2017, $3,696 was classified as current.

On March 21, 2016, the Company entered into a line of credit agreement with Bank of America, which expired March 31, 2017. In March 2017, the line of credit was renewed and the expiration date extended until March 31, 2018.  The Company plans to renew this line of credit, but there is no assurance that the line will be renewed or that the terms will be the same. The line provides a revolving credit facility with borrowing capacity of up to $1,000,000. There are no covenants or borrowing base calculations associated with this line of credit. Interest on any outstanding balances is payable monthly at an annual interest rate equal to the LIBOR (London Interbank Offered Rates) Daily Floating plus 3.75 percentage points. The Company’s interest rate was 5.319% at December 31, 2017.   The line is collateralized by substantially all of the assets of the Company.  During the nine months ended December 31, 2017, the Company borrowed $800,000 from this line of credit. As of December 31, 2017 and March 31, 2017, the outstanding balances were $1,000,000 and $200,000, respectively.  As of December 31, 2017 the remaining availability under this line is $-0-.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources (continued)

The Aeroflex litigation (see Note 15) has been hugely disappointing and has strained our finances even with the closing of our preferred stock offering. If the Judge does not change the result or vacate the damage award based on our latest motions, we will appeal this decision. The Company has filed motions in January 2018 for the court to reconsider the amount of damages on the grounds that they are duplicative and not legally supportable. A hearing on this motion is expected within the next 30 days and a final decision is expected within the next two to three months. The Judge could deny our motions, reduce the amount of damages or even order a new trial. Once a final decision has been rendered, the Company has 30 days to file an appeal. The Company has posted a $2,000,000 bond to prevent Aeroflex from enforcement actions until a final decision has been rendered by the Court. This $2 million bond amount would remain in place during the appeal process (See Note 5). The Company believes it has excellent grounds to appeal this verdict. The appeal process would be expected to take several years to complete. We will have approximately 3 years to generate sufficient cash or secure additional financing to support the repayment of the remaining $2.9 million not covered by the $2 million appeal bond, if we do not prevail with the appeal.

In November 2017, the Company signed a subscription agreement in which the Company received $3 million for Series A Convertible Preferred Stock (See Note 14 to the Notes to the Condensed Financial Statements). These funds will be used to finance an appeal and provide funds for operations.

Currently, the Company has no material future capital expenditure requirements.

There was no significant impact on the Company’s operations as a result of inflation for the nine months ended December 31, 2017.

These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2017, filed with the SEC on July 14, 2017 (the “Annual Report”).

Off-Balance Sheet Arrangements

As of December 31, 2017, the Company had no material off-balance sheet arrangements.

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

(b) Changes in Internal Control over Financial Reporting

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

The Aeroflex trial on remand in the Kansas District Court began in March 2017. After a nine-week trial, the jury rendered its verdict. The jury found no misappropriation of Aeroflex trade secrets but it did rule that the Company tortiously interfered with a prospective business opportunity and awarded damages of $1.3 million for lost profits. The jury also ruled that Tel tortiously interfered with Aeroflex’s non-disclosure agreements with two former Aeroflex employees and awarded damages of $1.5 million for lost profits, resulting in total damages against the Company of $2.8 million. The jury also found that the former Aeroflex employees breached their non-disclosure agreements with Aeroflex and awarded damages against these two individuals totaling $525,000. The jury also decided that punitive damages should be allowed against the Company.

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

The Company has filed motions in January 2018 for the Court to reconsider the amount of damages on the grounds that they are duplicative and not legally supportable. A hearing on this motion is expected within the next 30 days and a final decision is expected within the next two to three months. The Judge could deny our motions, reduce the amount of damages or even order a new trial. Once a final decision has been rendered, the Company has 30 days to file an appeal. The Company has posted a $2,000,000 bond to prevent Aeroflex from enforcement actions until a final decision has been rendered by the Court. This $2 million bond amount would remain in place during the appeal process (See Note 5). The Company believes it has excellent grounds to appeal this verdict. The appeal process would be expected to take several years to complete.

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

PART II – OTHER INFORMATION

Item 1A.  Risk Factors.

We believe there are no changes that constitute material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2017, filed with the SEC on July 14, 2017.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company’s equity securities during the quarter ended December 31, 2017 other than those previously reported in a Current Report on Form 8-K filed with the Securities and Exchange Commission on November 16, 2017, regarding the issuance of Series A Preferred Stock.

Item 3.   Defaults upon Senior Securities.

There has been no default in the payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company.

Item 4.   Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

There is no other information required to be disclosed under this item which was not previously disclosed.

Item 6.  Exhibits.

Exhibit No.	Description

3.1	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 16, 2017.)

10.1	Form of Subscription Agreement (incorporated to the Company’s Current Report on Form 8-K filed with the SEC on November 16, 2017.)

31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of 2002*

31.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of 2002*

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document*

101.SCH	Taxonomy Extension Schema Document*

101.CAL	Taxonomy Extension Calculation Linkbase Document*

101.DEF	Taxonomy Extension Definition Linkbase Document*

101.LAB	Taxonomy Extension Label Linkbase Document*

101.PRE	Taxonomy Extension Presentation Linkbase Document*

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEL-INSTRUMENT ELECTRONICS CORP.

Date: February 14, 2018	By:	/s/ Jeffrey C. O’Hara
Name: Jeffrey C. O’Hara
Title: Chief Executive Officer Principal Executive Officer

Date: February 14, 2018	By:	/s/ Joseph P. Macaluso
Name: Joseph P. Macaluso
Title: Principal Financial Officer Principal Accounting Officer