Form 10-K
period 2018-03-31
TEL INSTRUMENT ELECTRONICS CORP
filed 2018-07-16
CIK 96885

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the fiscal year ended March 31, 2018

Commission File No. 001-31990

TEL-INSTRUMENT ELECTRONICS CORP.
(Exact name of Registrant as specified in its charter)

New Jersey	22-1441806
(State of incorporation)	(IRS Employer Identification Number)

One Branca Road East Rutherford, New Jersey	07073
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:   (201) 933-1600

Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Name of Exchange on Which Registered
Common Stock $.10 par value	NYSE - American

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates on September 30, 2017 (the last business day of our most recently completed second fiscal quarter) was $5,899,441 based on the closing price of $3.45 on September 30, 2017.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 3,255,887 shares of common stock, par value $0.10 per share, were outstanding as of July 9, 2018.

TEL-INSTRUMENT ELECTRONICS CORP.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Included in this Annual Report on Form 10-K are “forward-looking” statements, within the meaning of Section 27A and Section 21E of the Securities Act of 1934, as amended (the “Exchange Act”), that involve substantial risks and uncertainties, as well as historical information. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that the expectations reflected in these forward-looking statements will prove to be correct. Our actual results could differ materially from those anticipated in forward-looking statements as a result of certain factors, including matters described in the section titled “Risk Factors.” Forward-looking statements include those that use forward-looking terminology, such as the words “potential”, continuing”, “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “project,” “plan,” “will,” “shall,” “should,” and similar expressions, including when used in the negative. Although we believe that the expectations reflected in these forward-looking statements are reasonable and achievable, these statements involve risks and uncertainties and we cannot assure you that actual results will be consistent with these forward-looking statements. Important factors that could cause our actual results, performance or achievements to differ from these forward-looking statements include the following:

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

Tel’s instruments are used to test navigation and communications equipment installed in aircraft, both on the flight line (“ramp testers”) and in the maintenance shop (“bench testers”), and range in list price from $10,000 to $90,000 per unit.  Tel continues to develop new products in anticipation of customers’ needs, and to maintain its strong market position.  Its development of multifunction testers has made it easier for customers to perform ramp tests with less operator training, a fewer number of test sets, and lower product support costs.

The Company has built a very solid position in the Mode 5 Identification Friend or Foe (“IFF”) flight line test equipment market, and these products will be very competitive in both the domestic and overseas markets. We believe that we are well-positioned as our CRAFT and TS-4530A flight-line test sets have been endorsed by the U.S. military and we have already delivered test sets into 18 international markets. The new T-47M5 Mode 5 IFF test set will be a cost-effective upgrade option for our large installed base of Mode 4 test sets and we have seen substantial interest and orders for this test set from a number of countries.  All allied counties have a drop-dead date of January 1, 2020 for Mode 5 capability so this international business begin to accelerate this year and remain for at least the next three years. We have just started to see orders coming in from the overseas markets, and we will continue to actively market our products to all of the major international customers. Our expectation is that we will significantly improve both our revenues and gross margins starting in the 2019 calendar year, but because the timing of these new orders is largely out of our hands, we expect to see continued volatility in our quarterly revenues. Nonetheless, we are encouraged by the increasing activity we are seeing for both our commercial and military products.

The commercial avionics industry is undergoing a great deal of change and we believe our new lightweight, hand-held products that we are planning to introduce towards the end of calendar year 2018 will generate increased market share at very attractive gross margin levels. The technology for the hand-held product will provide a platform for future products. This new technology provides us with the opportunity to expand out of our relatively narrow avionics test market niche and enter the much larger secure communications radio test market. We are actively working to secure partners to enter this growth market and we believe that our new hardware platform provides unmatched capabilities in a market leading form factor. TIC is also evaluating upcoming U.S. Navy requirements and expects at least one large competitive solicitation will be issued in the next 12 months for a product in our technical area of expertise. We are also working closely with our other military customers on new potential market opportunities that will be needed to maintain our sales and profitability growth.

We continue to evaluate other attractive potential market opportunities.

TS-4530A IFF Test Set

The TS-4530A, which has been upgraded and manufactured by Tel-Instrument, is the latest version of the respected AN/APM-424 and TS-4530 test set providing simple to use GO/NO-GO operation. The TS-4530A, developed under a U.S. Army contract, now tests IFF Mode 5, AFS-B, EHS, and TCAS. The TS-4530A includes a large 8 line, color display and a new 3-button switch assembly that adds a 4-way directional toggle action for improved usability.  The upper housing includes a built-in KIV-77 CCI appliqué enclosure.

Based on a new, highly integrated digital architecture; the TS-4530A performs the following tests:
•	Transponder: Modes 1, 2, 3/A, C, 4 Mode S, EHS (Enhanced Surveillance) and Mode 5 (Levels 1 & 2)
•	ADS-B In and Out (transmit and receive) testing
•	Interrogator: Modes 1, 2, 3/A, C, 4, Mode S, Mode 5 (Levels 1 & 2), TCAS & ETCAS
•	Built-in KIV-77 CCI appliqué enclosure
•	Built in GPS with integrated GPS antenna provides accurate Date, TOD and LAT/LONG for positioning
•	Simple to use GO/NO-GO operation
•	Selected Mode S BDS register information

Item 1.         Business (continued)

General (continued)

TS-4530A IFF Test Set (continued)

The U.S. Army contract for this program has ended with over 3,000 KITS and SETS delivered. We are seeing continued demand from both the U.S. military and international customers, and we continue to explore all opportunities for this market.  We believe that this is the preferred test set for Germany which issued a competitive solicitation for 200 test sets earlier this year with the Company submitting its proposal prior to the June 26, 2018 deadline. If the Company is successful, this would represent a multi-million dollar opportunity for the Company. The Company has also received interest from the U.S. Military for a potential multi-million dollar order. However, there can be no assurance that the Company will receive this order and the timing of such order.

The Company continues to explore opportunities for this product in both the domestic and international markets and has received orders for 98 test sets at a value of approximately $2.2 million which are outside the contract with the U.S. Army as well as an additional order from the U.S. Army for 15 additional test sets with a value of $340,000.

T-47/M5 Dual Crypto Test Set

This recently introduced test set has been in development for the last two years, and shipments began in December 2017.  It is designed as a KIV 77/KIV78 Mode 5 KIT upgrade for the approximately 2,000 480 and T-47 series Mode 4 IFF test sets that the Company has sold both domestically and internationally. This will be a cost-efficient upgrade to Mode 5 for our large installed customer base.

The T-47/M5 capabilities allow full testing, simulation and analysis of the following systems: Interrogator/Transponder Test set for Modes 1, 2, 3A, C, S, EHS, ADS-B TX and RX with 4 and Mode 5, TACAN, TCAS I, II and E-TCAS.  Utilizing the KIV-77 or the KIV-78 Crypto applique (not included) for Mode 4 & Mode 5 testing and built in USB connection available for remote diagnostic testing and download of test results to a PC.

The T-47/M5 performs the following tests:

•	Comprehensive Interrogator and Transponder test Modes 1, 2, 3A, C, S, EHS, Mode 4 and Mode 5
•	Dual Crypto Capable - Out of the Box - No Mods or added options needed
•	Full TACAN testing of A/A, G/A and A/A BCN on all 252 TACAN channels X and Y
•	TCAS I, TCAS II and E-TCAS airborne systems intruder simulations
•	Modes 4 and 5 testing with a built in powered bay for the KIV-77 and KIV-78 Crypto Applique’
•	Full Testing of ADS-B in compliance with RTCA DO-260 A and B requirements
•	Light Weight compact package in a MILSPEC Class 1 Container
•	Long Lasting Battery
•	Supports Remote Client testing utilizing USB connection to any laptop or desktop computer
•	Large Full Color Display with User Friendly easy to navigate interface

We have already received orders totaling approximately $1.5 million for this test set from Canada, Japan, Korea and Europe. We have demonstrated this unit to the Australian Defense Department in January 2018 with the goal of upgrading their 200 TIC Mode 4 test sets. We are also receiving orders from various U.S. customers. TIC believes this will be a key product supporting our future growth and profitability. This product does not yet have AIMS approval, but we are working with AIMS to schedule this testing in the next few months, which is required for some markets.

Communications/Navigation (“COMM/NAV) Radio Frequency (RF) Avionics Flight line Tester”) (“CRAFT”) (AN/USM-708 and AN/USM-719)

The AN/USM-708 multi-purpose test set was developed by the Company in conjunction with the U.S. Navy. The AN/USM-708 Multi-Function Test Set provides unsurpassed reliability and ruggedness designed by an established and well recognized company with 50 years in the design and manufacture of aviation ground support and bench test equipment. The AN/USM-708 large 6.0 in. color LCD (NVG compatible) screen and surrounding soft-keys and keyboard provides easy and quick access to a multiple of test screens menus, and display options affording single man operation, instant results, and a host of pre-programmed and manually variable parameters to meet the most demanding requirement s for testing of airborne avionic and communication equipment.

Item 1.         Business (continued)

General (continued)

Communications/Navigation (“COMM/NAV) Radio Frequency (RF) Avionics Flight line Tester”) (“CRAFT”) (AN/USM-708 and AN/USM-719) (continued)

The AN/USM-708 has been and continues to be a key product for the Company as it represents a new generation technology product. The Company received approximately $40 million in orders for the AN/USM-708 and AN/USM-719 (IFF only) test sets from the U.S. Military. The AN/USM-708 CRAFT unit combines advanced IFF (including Mode 5 encryption technology) navigation, communication, and sonobuoy test capabilities in a portable test set, which will utilize a flexible and expandable digital-signal-processing-based architecture. Both the AN/USM-708 and the AN/USM-719 have been certified by the AIMS Program Office.

Based on entirely new up-to-date technology and digital architecture, the AN/USM-708 is a leap forward in precision testing of the following systems:

•	Transponder: Modes 1, 2, 3/A, C, 4 Mode S, EHS (Enhanced Surveillance) and Mode 5
•	Interrogator: Modes 1, 2, 3/A, C, 4, Mode S, Mode 5, TCAS & ETCAS, Shipboard Processor
•	ADS-B (Automatic Dependent Surveillance Broadcast)TX & RX
•	Navigation: VOR, ILS, LOC, GS, MB, TACAN, VSWR
•	Sonobuoy
•	Link-4
•	ADF (Automatic Direction Finder)

This program represented the culmination of a multi-year, multi-million dollar investment by the Company in Mode 5 technology and is expected to provide a significant competitive advantage in the years to come. Management believes that the CRAFT program also has potential for sales into the balance of the U.S. Military, NATO, and internationally, as the new Mode 5 IFF systems are installed in overseas aircraft platforms.

The contract for the AN/USM-708 and AN/USM-719 was a significant milestone for the Company because the development of this proprietary technology, which has been funded by the Company, established Tel’s position as a leader in the industry. The Company believes that, given the unique nature of this design, this product will generate sales to other military customers. The CRAFT test set replaces seven obsolete U.S. Navy test sets that collectively cost approximately $300,000, making the CRAFT test set an excellent value to the government. This unit has been well-received by the end users. The core technology in the AN/USM-708 has been the foundation for additional military and commercial products.

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

Item 1.         Business (continued)

General (continued)

Intermediate Level TACAN Test Set (“ITATS”) ((AN/ARM-206) with the U.S. Navy)

The AN/ARM-206 is the industry’s first fully automated TACAN Test Set and is designed for depot and intermediate level support. The AN/ARM-206 meets all requirements for evaluating the performance and accuracy of airborne TACAN UUT’s. The AN/ARM-206 generates signals that accurately simulate TACAN beacon signals to both the normal X and Y surface-to-air modes, as well as signals of an interrogating or complementary aircraft in X or Y air-to-air modes, including inverse mode. An easy to use color touch screen interface allows for simple changes to parameters and testing signals providing unsurpassed versatility.

 The AN/ARM-206 measures fixed or varying range and bearing performance, including search/track ability, transmitter power output, receiver sensitivity and coding and decoding parameters on all TACAN channels and air-to-air range and bearing performance. The AN/ARM-206 or ITATS is a bench test set combining advanced digital technology with state of the art automated testing capabilities. The ITATS product is a fully automated TACAN test set for use in U.S. Navy Intermediate Level repair locations. This product represents an important expansion to Tel’s current product line, and the automated testing capabilities will provide a significant labor savings benefit to our customers. The contract with the U.S. Navy was for 102 units with a contract value of $5.3 million. As of March 31, 2017, the Company had shipped all of the units under this contract. The Company has received additional orders for this test set from both domestic and overseas customers.

We also continue to market this unit to other domestic and international customers and have received interest in this test set from both the U.S. Air Force and various international customers.

Commercial Legacy Products

The TR-220 Test Set provides test capability for Traffic and Collision Avoidance Systems (TCAS), Distance Measuring Equipment (DME) and Transponders (Modes A, C, and S). The TR-220 features state-of-the-art design technology.  Microprocessor control results in easy-to-use operation that requires minimum amounts of training. The setup menu allows storage of various test parameters to facilitate quick recall of test conditions.

The new TR-36 NAV COMM ELT SECAL test set (the “TR-36”) is the Company’s first new commercial product in 10 years and has been receiving favorable reviews by the airlines and freight carriers. The TR-36 can easily provide comprehensive ramp testing in a user-friendly, light weight high-precision instrument for rapid functional testing in a weather proof package with color display.

The TR-36 packs all of the latest features with unsurpassed reliability, performance and resolution of all measured or transmitted parameters, including:

•	VOR, LOC, GS, ILS and MB
•	ELT and EPIRB
•	SELCAL and VSWR
•	UHF and VHF Transmit and Receive
•	Remote software updates via Ethernet interface
•	Aircraft Audio Test

We have been actively demonstrating it to both commercial and military customers who have been impressed by its capabilities and ease of use. Aeroflex has sold almost 3,000 of their competitive Nav/Comm test set and we are working diligently to penetrate this large market.

The T-30D Ramp Test Set is an easy to use and rugged Test Set designed to fully test VOR/GS/LOC and MB equipment. With fully variable signals, the operator can test and verify a wide range of navigation equipment. The built in battery and charging unit makes it easy to maintain and its all-weather, rugged design allows it to be utilized in any environment.

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

The T-47NC and T-47NH Multifunction Ramp Test Set is a battery powered portable unit used to test the operation of Transponders and Interrogators including: Mode S Transponders, TCAS Interrogators, and TACAN/DME equipment that are installed in aircraft and other vehicles. Tests of both Transponders and Interrogators can be performed by using the T-47NC/NH directional antenna to radiate to and from the (UUT) or by directly connecting to the UUT antenna port. The T-47N provides test capability for Mode S Elementary and Enhanced Surveillance.  The T-47N can receive and display information contained in Mode S DF-17 Extended Squitter (ADS-B). The T-47NC/NH is self-contained comprising of a built-in battery charger, and all accessories are neatly stored within the removable cover. It has an easy to understand front panel interface controlled by the use of toggle switches with an easy to read display that makes use simple and requires little or no training. The supplied directional antenna with an active LED and optical sight is used for both interrogator and transponder testing. The battery is installed and removable through the front panel.  This test set utilizes a KIR/KIT computer module or interchange kit with a KIV-6 module which fits neatly in the provided bay.

The T-47G Multi-Function Ramp Test Set, with EHS, is a battery powered portable unit used to test Interrogators, Transponders including Mode S and IFF, TACAN/DME, and TCAS equipment which are installed in aircraft and other vehicles. Tests of both Transponders and Interrogators can be performed by using the supplied Directional Antenna to radiate signals to or from the (UUT), or by directly connecting to the UUT antenna port. The T-47G is completely self-contained comprising of a built-in battery charger and all accessories stored within the removable cover. An easy to understand and operate front panel interface, controlled by the use of toggle switches, and an easy to read display, makes use simple and requires little or no training. The Directional Antenna with an active LED display and optical sight is used for both Interrogator and Transponder testing. The battery is installed and removable through the front panel.

The TR-100AF is an easy to operate and rugged ramp test set used to verify airborne TACAN equipment. This test set has full ability to select bearing, range, frequency, and velocity to custom program TACAN test scenarios. The test set has a built-in battery charger with front panel access as well as direct connect capabilities for accurate measurements of power and frequency.

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

The Company has also developed a Remote Client LabVIEW program for the CRAFT, TS-4530A, and T-47/M5 products and we have seen solid interest is this product. The Remote Client LabVIEW program will be used by TIC customers in both manufacturing and engineering environments. The software application allows for remote control of the unit with a print-out of all test results. It is expected that its primary application will be for Mode 5 and ADS-B certification testing. We believe that this product will be a source of recurring high margin profits in the years ahead. This software should also assist in the sale of Mode 5 test sets due to the added functionality provided.

SDR-OMNI

The Company is finalizing its new handheld avionics flight-line Test Set, the “SDR-OMNI”. The world’s first “All-in-One” Avionics Test Set utilizes true software-designed radio technology that enables it to test all common avionics functions in one 4.5 pound test set. The initial introduction at the AEA International Trade Show at the MGM Grand at Las Vegas, Nevada in March 2018 appears to have been well-received. The initial SDR-OMNI software release will provide test capability for Transponders (Modes A, C, and S), ADS-B, and 978 MHz UAT capability for the large general aviation test market. This release is targeted at the civil aviation market that is subject to the January 1, 2020 requirement for ADS-B out test capability. This will allow us to compete with the IFR 4000 and 6000 test tests for our commercial aviation and military customers. The next software release will incorporate Nav/Comm test functions which can be purchased as APP’s by our customers. The SDR-Omni product is a game changer in the commercial avionics test market as it will allow customers to replace multiple competitive test sets with one unit that is smaller and provides more capabilities at a fraction of the cost. It has also been designed to allow TIC to penetrate the secure communications test market which is considerably larger than our core avionics test market. The much larger growth potential is in the secure military and homeland security radio test market which is many times the size of our existing avionics test market.

Future Prospects

The Company has built a very solid position in the Mode 5 IFF and TACAN test set market. We believe that we are well positioned as our CRAFT and TS-4530A flight-line test sets have been endorsed by the U.S. military and we have already delivered test sets into 18 international markets. The commercial avionics industry is undergoing a great deal of change, and we believe our new hand-held products that we are planning to introduce in twelve months, will generate increased market share at very attractive gross margin levels. We are also working closely with our military customers on new potential market opportunities that will be needed to maintain our sales and profitability.

Item 1.         Business (continued)

General (continued)

Competition

The Company manufactures and sells commercial and military products as a single avionics business, and its designs and products cross both markets.

The general aviation market consists of some 1,000 avionics repair and maintenance service shops at private and commercial airports in the United States that purchase test equipment to assist in the repair of aircraft electronics. The commercial aviation market consists of approximately 80 domestic and foreign commercial airlines.

The civilian market for avionic test equipment is dominated by two designers and manufacturers, the Company and Aeroflex, Inc., a division of Viavi Solutions, Inc. (NASDAQ: VIAV) (“Aeroflex”), with Aeroflex being substantially larger than Tel.  This market is relatively narrow and highly competitive.  Tel has been successful because of its high quality, new technology, user friendly products and competitive prices.

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

Marketing and Distribution

Domestic commercial sales are made throughout the U.S. to commercial airlines and general aviation businesses directly or through distributors. No direct commercial customer accounted for more than 10% of commercial sales in fiscal years 2018 and 2017.  The Company has one domestic distributor which receives discounts ranging between 16%-20% discount for stocking, selling, and, in some cases, providing product calibration and repairs. The loss of this distributor would not have a material adverse effect on the Company or its operations. Commercial sales represented 26% and 12% of total sales, respectively, for the fiscal years ended March 31, 2018 and 2017. Our commercial distributor represented more than 38% and 24%, respectively, of commercial sales during fiscal years 2018 and 2017. This distributor also accounted for 10% of total sales for the year ended March 31, 2018.

Marketing to the U.S. Government is made directly by employees of the Company or through independent sales representatives, who receive similar commissions to the commercial distributors. For the years ended March 31, 2018 and 2017, sales to the U.S. Government, including shipments through the government’s logistics centers, represented approximately 23% and 64%, respectively, of avionics sales. No other government customer represented over 10% of government sales for fiscal years 2018 and 2017.

International sales are made throughout the world to government and commercial customers, directly through American export agents, or through the Company’s overseas distributors at a discount reflecting a 15% to 22% selling commission, under written or oral, year-to-year arrangements. The Company has an exclusive distribution agreement with Muirhead Avionics and Accessories, Ltd (“Muirhead”), based in the United Kingdom, to represent the Company in parts of Europe, and with Milspec Services in Australia and New Zealand.  Tel also sells its products through exclusive distributors in Spain, Portugal, and the Far East and is exploring distribution in other areas.  For the years ended March 31, 2018 and 2017, total international sales were 26% and 10%, respectively, of sales, reflecting the Company’s growth into the international market. Additionally, the Company has an agreement with M.P.G. Instruments s.r.l., based in Italy, wherein this distributor has the exclusive sales rights for DME/P ramp and bench test units. The Company continues to explore additional marketing opportunities in other parts of the world, including the Far East. No international distributor accounted for more than 10% of total sales for the fiscal years ended March 31, 2018 and 2017. The Company has no material assets overseas.

Item 1.         Business (continued)

General (continued)

Marketing and Distribution (continued)

Tel also provides customers with calibration and repair services. Repairs and calibrations accounted for 13% and 6% of sales for the years ended March 31, 2018 and 2017, respectively.

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

Backlog

Set forth below is Tel’s avionics backlog at March 31, 2018 and 2017:

	Commercial	Government	Total

March 31, 2018	$403,779	$1,592,629	$1,996,408
March 31, 2017	$253,312	$2,977,763	$3,231,075

Tel believes that most of its backlog at March 31, 2018 will be delivered during the next 12 months. The backlog is pursuant to purchase orders, and all of the government contracts are fully funded.  However, government contracts are always susceptible to termination for convenience by the government. The decline in the Company’s backlog is the result of the completion of its major programs. Historically, the Company obtains orders which are required to be filled in less than 12 months, and therefore, these anticipated orders are not reflected in the backlog. As such, in the future, the Company will not maintain a substantial backlog as it has the last few years and will ship orders in less than 12 months.

Suppliers

Tel obtains its purchased parts from a number of suppliers.  These materials are standard in the industry, and the Company foresees no difficulty in obtaining purchased parts, as needed, at acceptable prices.

Patents and Environmental Laws

Tel has no patents or licenses which are material to its business, and there are no material costs incurred to comply with environmental laws.

Engineering, Research, and Development

In the fiscal years ended March 31, 2018 and 2017, Tel spent $2,275,508 and $2,430,322, respectively, on the engineering, research, and development of new and improved products.  None of these amounts were sponsored by customers. Engineering, research, and development expenditures in fiscal year 2018 were made primarily for the development of the Company’s hand-held product line utilizing CRAFT and TS-4530A technology and the T47-M5 test set, the enhanced remote client, and the incorporation of other product enhancements in existing designs. The Company owns all of these designs with the exception of the AN/ARM-206 product.

Tel’s management believes that continued significant expenditures for engineering, research, and development are necessary to enable Tel to expand its products, sales, and profits, and to remain competitive.

Personnel

At July 6, 2018, Tel had twenty-two full-time employees in manufacturing, materials management, and quality assurance, seven in administration and sales, including customer services and product support, and eleven in engineering, research and development, none of whom belongs to a union. The Company also employs one part-time individual in administration. From time to time, the Company also employs independent contractors to support its manufacturing, engineering, and sales organizations. At July 6, 2018, the Company utilized one independent contractor in sales and program management, and two in engineering, research and development. Tel has been successful in attracting skilled and experienced management, sales and engineering personnel.

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

Item 1B.       Unresolved Staff Comments

Not Applicable.

Item 2.          Properties

The Company leases its general office and manufacturing facility in East Rutherford, NJ (approximately 27,000 square feet). In June 2016, the Company extended the lease term, which had been set to expire on July 31, 2016, for another five years until July 31, 2021.  Under terms of the lease, the Company is also responsible for its proportionate share of the additional rent to include all real estate taxes, insurance, snow removal, landscaping and other building charges. The Company is also responsible for the utility costs for the premises.

The Company also leases a small office in Lawrence, Kansas under an operating lease agreement. In June 2018, the Company extended the lease term, which was set to expire June 30, 2018 for another year until June 30, 2019.

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

The Company filed motions in January 2018 for the Court to reconsider the amount of damages on the grounds that they are duplicative and not legally supportable. A hearing on this motion was held. The Judge rejected all of our arguments and declined to order a new trial. We filed the appeal document the week of May 28, 2018. The Company has posted a $2,000,000 bond. This $2 million bond amount will remain in place during the appeal process (See Note 5). The Company believes it has solid grounds to appeal this verdict. The appeal process is anticipated to take several years to complete.

On July 5, 2018, Plaintiff Aeroflex Wichita, Inc. filed a Notice of Cross-Appeal which is contingent in nature in that it seeks a review of all adverse rulings relating to its Motion for Relief and Sanctions; Defendants’ Motions for Summary Judgment; determining that certain matters were not trade secrets; Defendants’ joint and several liability; preemption under the Kansas Uniform Trade Secrets Act; motions in limine; motions for judgment as a matter of law; jury instructions; admission of evidence over its objections; and all other ruling adverse to it only if the court reverses the jury verdict and judgment. Aeroflex Wichita also reserved the right to ask the reviewing court to order a new trial either on damages alone or on liability for all claims. This reservation of rights is also contingent upon a finding of the appellate court which would reverse the jury verdict and judgment. Aeroflex Wichita filed its Docketing Statement the same day.

On July 11, 2018, the Court of Appeals entered an Order of Referral to Mediation and Order to Stay. The Company’s case was selected to participate in the Kansas Court of Appeals Appellate Mediation pilot program. Participation in the program is voluntary, either party may opt out of participation. If either party opts out, the order staying the case would be lifted and the appeal would proceed under normal procedures. If neither party opts out, the parties are to report about the selection of a mediator by July 25th and conduct a mediation no later than August 24, 2018.

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

PART II

Item 5.         Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

a) Market Information

The common stock, $0.10 par value per share, of the registrant (“Common Stock”) is traded on the NYSE - American under the symbol “TIK”.  The following table sets forth the high and low per share sale prices for our Common Stock for the periods indicated as reported for fiscal years 2018 and 2017 by the NYSE - American:

Fiscal Year
Ended March 31,

	High	Low
2019
First Quarter	$3.85	$2.05
2018
First Quarter	$5.10	$3.20
Second Quarter	4.00	3.25
Third Quarter	3.53	2.10
Fourth Quarter	3.31	2.15
2017
First Quarter	$4.66	$4.05
Second Quarter	4.55	3.53
Third Quarter	4.85	3.40
Fourth Quarter	6.09	4.25

b) Holders

The Company has approximately 159 holders of its Common Stock as of July 13, 2018. This figure does not take into account those shareholders whose certificates are held in the name of broker-dealers or other nominees.

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

d) Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of March 31, 2018 regarding compensation plans under which equity securities of the Company are authorized for issuance. See “Equity Compensation Plan Information” under Item 12 below.

Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of options remaining available for future issuance under Equity Compensation Plans
Equity Compensation Plans approved by shareholders	62,500	$5.43	242,500
Equity Compensation Plans not approved by shareholders	--	--	--
Total	62,500	$5.43	242,500

Rule 10B-18 Transactions

During the year ended March 31, 2018, there were no repurchases of the Company’s Common Stock by the Company.

Recent Sales of Unregistered Securities

During the year ended March 31, 2018, we have not issued any securities that were not registered under the Securities Act and not previously disclosed in the Company’s Quarterly Reports on Form 10-Q or Current Reports on Form 8-K.

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

Overview

The Aeroflex litigation (see Note 20) did not result in a favorable outcome for the Company, despite our belief that we committed no wrong doing. The Judge did not change the result or vacate the damage award based on our latest motions, and, as such, we are appealing this decision, and filed the appeal document the week of May 28, 2018. The Company has posted a $2,000,000 bond to prevent Aeroflex from enforcement actions until a final decision has been rendered by the Court. This $2 million bond amount would remain in place during the appeal process which would be expected to take several years to complete, (See Note 2). We believe that we will have approximately 2-3 years to generate sufficient cash or secure additional financing to support the repayment of the remaining $2.9 million not covered by the $2 million appeal bond, if we do not prevail with the appeal.

We have intensified our marketing efforts and increased our investment in research and development. We continue to emphasize the importance of capturing the majority share of the large IFF international market which we believe could generate substantial revenues starting later this fiscal year, and we have been working with international partners to ensure that we are well-positioned in this market. The new T-47M5 Mode 5 IFF test set will be a cost-effective upgrade option for our large installed base of Mode 4 test sets and we began shipment of this test set in the quarter ended December 31, 2017.  Our business development team met with several customers from Europe and the Far East with the intention of securing volume Mode 5 orders which should commence later this calendar year. We are currently pursuing opportunities in Australia and other areas in the Middle East and Far East. Based on input from the government, we believe that we will receive some sizable orders from the U.S. Department of Defense (the “DOD”) for additional TS-4530A test sets this calendar year. We believe that this will help drive revenues and profitability growth.

We believe the real long-term growth potential for the Company is in our new line of modular hand-held test sets. This provides us with the opportunity to expand out of our relatively narrow avionics test market niche and enter the much larger secure communications radio test market. We are actively working to line up partners to enter this growth market and we believe that our new hardware platform provides unmatched capabilities in a market leading form factor. In March 2018, the Company announced the introduction of its new handheld avionics flight-line Test Set, the “SDR-OMNI”. The world’s first “All-in-One” Avionics Test Set utilizes true software-designed radio technology that enables it to test all common avionics functions in one 4.5 pound test set.

Item 7.          Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Overview (continued)

The initial SDR-OMNI software release will provide test capability for Transponders (Modes A, C, and S), ADS-B, and 978 MHz UAT capability for the large general aviation test market. This release is targeted at the civil aviation market that is subject to the January 1, 2020 requirement for ADS-B out capability. The initial version of this product should be available towards the end of 2018. The next software release will incorporate Nav/Comm test functions which can be purchased as APP’s by our customers.

The commercial avionics industry is undergoing a great deal of regulatory change including the requirement that all aircraft be equipped with ADS-B transponder as well as the introduction of new UAT navigation for the general aviation market. We believe that our new hand-held products will generate increased market share at attractive gross margin levels. We are also working closely with our military customers on new potential market opportunities that will be needed to maintain our sales and profitability growth.

We continue to evaluate other attractive potential market opportunities.

On November 14, 2017 the Company completed a $3 million issuance of its Series A Preferred Stock with an existing investor. This preferred stock includes an 8% dividend rate and is convertible into shares of our common stock at a price of $3.00 per share. The proceeds from this transaction were used to finance the appeal bond and for working capital purposes.

On March 21, 2016, the Company entered into a line of credit agreement with Bank of America, which expired March 31, 2017. In March 2017, the Company extended this agreement until March 31, 2018.  The line provides a revolving credit facility with borrowing capacity of up to $1,000,000. There are no covenants or borrowing base calculations associated with this line of credit. Interest on any outstanding balances is payable monthly at an annual interest rate equal to the LIBOR (London Interbank Offered Rates) Daily Floating plus 3.75 percentage points. The Company’s interest rate was 5.59% at March 31, 2018.   The line is collateralized by substantially all of the assets of the Company.  As of March 31, 2018 and 2017, the outstanding balances were $1,000,000 and $200,000, respectively.  As of March 31, 2018 the remaining availability under this line is $-0-.

The Company is currently negotiating this line of credit with Bank of America.

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

The Company submitted its plan to the Exchange, a plan advising of the actions the Company has taken or will take to regain compliance with the Stockholders’ Equity Requirement by January 29, 2019. In October 2017, the Exchange accepted the Company’s plan. The Company continues to provide updates to the Exchange.

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

At March 31, 2018, the Company’s backlog of orders was approximately $2.0 million as compared to $3.2 million at March 31, 2017. Historically, the Company obtains orders which are required to be filled in less than 12 months, and therefore, these anticipated orders are not reflected in the backlog. As such, in the future, the Company will not maintain a substantial backlog as it has the last few years and will ship orders in less than 12 months.

The Company continues to pursue additional financing opportunities.  Financing discussions have been taking place with various parties, but the Company has no commitment from any party to provide additional funding at this time. Moreover, there is no assurance that sufficient funding will be available, or if available, that its terms will be favorable to the Company. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Item 7.          Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations 2018 Compared to 2017

Sales

For the year ended March 31, 2018 sales decreased $8,720,686 (46.5%) to $10,024,588 as compared to $18,745,456 for the year ended March 31, 2017.

Avionics government sales decreased $9,136,189 (55.3%) to $7,395,724 for the year ended March 31, 2018 as compared to $16,531,913 for the year ended March 31, 2017. The decrease in sales is mostly attributed to the decrease in shipment of the U.S. Army TS-4530A Kits and Sets, and the CRAFT and ITATS units associated with the U.S. Navy programs, which contracts have now been completed. Commercial sales increased $415,321 (18.8%) to $2,628,864 for the year ended March 31, 2018 as compared to $2,213,543 for the year ended March 31, 2017.  This increase is attributed to the increased sales of the TR-220 and the increase in sales from our repair business.

Gross Margin

Gross margin decreased $3,554,306 (53.2%) to $3,129,809 for the year ended March 31, 2018 as compared to $6,684,115 for the year ended March 31, 2017 primarily as a result of the lower volume as well as labor and overhead variances as a result of the lower volume.  This decrease is mostly attributed to the lower volume offset partially by increased prices on CRAFT and the change in sales mix. The gross margin percentage for the year ended March 31, 2018 was 31.2%, as compared to 35.7% for the year ended March 31, 2017.

Operating Expenses

Selling, general and administrative expenses decreased $89,269 (3.5%) to $2,491,816, for the year ended March 31, 2018 as compared to $2,581,085 for the year ended March 31, 2017. This decrease was primarily attributed to lower salaries and related expenses due to a reduction in headcount offset partially by higher commission fees, and professional and consulting fees.

Litigation expenses decreased $634,514 to $610,125 for the year ended March 31, 2018 as compared to $1,244,639 for the year ended March 31, 2017 as a result of less activity associated with the Aeroflex litigation. The Company has filed its appeal (see Note 20 to Notes to the Consolidated Financial Statements).

The Company recorded $2.159 million in additional legal damages for the year ended March 31, 2018 as compared to the $2.8 million recorded for the year ended March 31, 2017 as a result of the court’s decision regarding punitive damages as a result of the Aeroflex litigation (see Note 20 to Notes to the Consolidated Financial Statements).

Engineering, research and development expenses decreased $154,814 (6.4%) to $2,275,508 for the year ended March 31, 2018 as compared to $2,430,322 for the year ended March 31, 2017.  The Company continues to invest in new products. The Company has completed its development of the T-47/M5 Mode 5 test set, which began initial shipments in the quarter ended December 31, 2017, and which we believe will compete effectively in the international market.  The Company also continues to invest in the development of the Company’s hand-held product line utilizing CRAFT and TS-4530A technology and the T47-M5 test set, the enhanced remote client, and the incorporation of other product enhancements in existing designs.

(Loss) Income from Operations

As a result of the above, the Company recorded a loss from operations in the amount of $4,406,640 for the fiscal year ended March 31, 2018 as compared to income from operations of $2,371,931 for the year ended March 31, 2017.

Other Expense

For the year ended March 31, 2018, total other income was $20,829 as compared to other income of $256,607 for the year ended March 31, 2017. This decrease in other income is primarily due to the lower gain on the change in the valuation of common stock warrants and the increased interest expense related to the accrued interest for the Aeroflex judgment offset partially by proceeds from a life insurance policy.

(Loss) Income before Income Taxes

As a result of the above, the Company recorded a loss before taxes of $4,385,811 for the year ended March 31, 2018 as compared to a loss before taxes of $2,115,324 for the fiscal year ended March 31, 2017.

Item 7.          Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations 2018 Compared to 2017 (continued)

Income Taxes

For the year ended March 31, 2018, the increase in the Company’s deferred tax asset was offset, for the most part, by a corresponding increase in the Company’s valuation allowance. The Company has not provided a valuation allowance for its AMT (“Alternative Minimum Tax”) credits as these amounts are refundable under the new tax law. The Company has AMT credits in the amount of $63,500. For the year ended March 31, 2017, the Company recorded an income tax provision of $2,644,115 as a result of the increase in the provision for taxes for the year ended March 31, 2017 is a result of the increase in the valuation allowance.

Net (Loss) Income

As a result of the above, the Company recorded a net loss of $4,322,311 for the year ended March 31, 2018 as compared to net income in the amount of $4,759,439 for the year ended March 31, 2017.

Liquidity and Capital Resources

At March 31, 2018, the Company had negative working capital of $1,335,879 as compared to net working capital of $214,560 at March 31, 2017. This change is primarily the result of the increase in accounts payable and liabilities as a result of the accrued legal damages offset partially by the cash received from the issuance of preferred stock which was used to obtain a letter of credit to secure the appeal bond and additional amounts drawn from the line of credit.

These consolidated financial statements have been prepared in conformity with GAAP, which contemplates continuation of the Company as a going concern. As discussed in Note 20 to the Notes to the Condensed Consolidated Financial Statements, the Company has recorded total damages of $5,059,990, including accrued interest, as a result of the jury verdict associated with the Aeroflex litigation as well as the Court’s decision on punitive damages. The jury found no misappropriation of Aeroflex trade secrets but it did rule that the Company tortiously interfered with a prospective business opportunity and awarded damages. The jury also ruled that Tel tortiously interfered with Aeroflex’s non-disclosure agreements with two former Aeroflex employees. The jury also found that the former Aeroflex employees breached their non-disclosure agreements with Aeroflex. The Court conducted further hearings on the Company’s post-trial motions which sought to reduce the damages award of $2.8 million, as well as the punitive damages claim.  The Court denied the Company’s motions and awarded Aeroflex an additional $2.1 million of punitive damages, which brings the total Tel damages awarded in this case to approximately $4.9 million. The court also awarded Aeroflex $59,000 for fees associated with the filing of documents. The Company has also recorded accrued interest of $100,960 as of March 31, 2018. As of March 31, 2018 and 2017, the Company has $5,059,960 and $2,800,000, respectively, accrued related to the Aeroflex litigation. The Company filed motions in January 2018 for the Court to reconsider the amount of damages on the grounds that they are duplicative and not legally supportable. A hearing on this motion was held. The Judge rejected all of our arguments and declined to order a new trial. We filed the appeal document the week of May 28. The Company has posted a $2,000,000 bond. This $2 million bond amount will remain in place during the appeal process (See Note 5). The Company believes it has solid grounds to appeal this verdict. The appeal process is anticipated to take several years to complete. The financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. The ability of the Company to continue as a going concern is dependent upon its ability to achieve profitable operations and/or raise additional capital to support the appeal process or pay any final damages amount. In November 2017, the Company entered into a subscription agreements pursuant to which the investor purchased an aggregate of 500,000 shares of the Company’s Series A Convertible Preferred Stock for an aggregate amount of $3 million (See Note 14 to the Notes to the Condensed Financial Statements). These funds were used to finance an appeal and provide funds for operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

During the year ended March 31, 2018, the Company’s cash balance increased by $19,939 to $307,812.  The Company’s principal sources and uses of funds were as follows:

Cash provided by operating activities. For the year ended March 31, 2018, the Company used $3,337,737 in cash for operations as compared to providing $387,737 in cash for operations for the year ended March 31, 2017.  This increase in cash used for operations is the result of using $2,000,000 to obtain a letter of credit to secure the appeal bond, lower operating income, increase in accounts receivable and inventories offset partially by the increase in accounts payable and accrued expenses and accrued legal damages.

Cash used in investing activities.  For the year ended March 31, 2018, the Company used $89,396 of its cash for investing activities, as compared to $88,069 for the year ended March 31, 2017 as result of higher purchases of equipment.

Item 7.          Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Liquidity and Capital Resources (continued)

Cash used in financing activities. For the year ended March 31, 2018, the Company provided $3,447,072 in financing activities as compared to using $984,428 for the year ended March 31, 2017 primarily as a result of the proceeds from issuance of preferred stock and amounts from the line of credit. The year ended March 31, 2017 included a $720,000 payment of a warrant liability that did not occur this year.

In November 2014, the Company entered into a term loan in the amount of $1,200,000 with Bank of America. The term loan was for three years, and matured in November 2017. Monthly payments are at $36,551 including interest at 6%. The term loan was collateralized by substantially all of the assets of the Company. This loan was fully repaid in November 2017. At March 31, 2018 and March 31, 2017, the outstanding balances were $-0- and $285,810, respectively.

In July 2015, the Company entered into a term loan in the amount of $18,000 with Bank of America. The term loan is for three years, and matures in July 2018. Monthly payments are at $536 including interest at 4.5%. The term loan is collateralized by substantially all of the assets of the Company. At March 31, 2018 and March 31, 2017, the outstanding balances were $2,124 and $8,305, respectively.

On March 21, 2016, the Company entered into a line of credit agreement with Bank of America, which expired March 31, 2017. In March 2017, the Company extended until March 31, 2018.  The line provides a revolving credit facility with borrowing capacity of up to $1,000,000. There are no covenants or borrowing base calculations associated with this line of credit. Interest on any outstanding balances is payable monthly at an annual interest rate equal to the LIBOR (London Interbank Offered Rates) Daily Floating plus 3.75 percentage points. The Company’s interest rate was 5.59% at March 31, 2018.   The line is collateralized by substantially all of the assets of the Company.  As of March 31, 2018 and 2017, the outstanding balances were $1,000,000 and $200,000, respectively.  As of March 31, 2018 the remaining availability under this line is $-0-. The Company is currently negotiating this line of credit with the bank.

Currently, the Company has no material future capital expenditure requirements.

There was no significant impact on the Company’s operations as a result of inflation for the year ended March 31, 2018.

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

Revenues for repairs and calibrations of the Company’s products represented 12.5% and 5.7% of sales for the years ended March 31, 2018 and 2017, respectively. These revenues are for units that are periodically returned for annual calibrations and/or for repairs after the warranty period has expired. Revenues on repairs and calibrations are recognized at the time the repaired or calibrated unit is shipped, as it is at this time that the work is completed. The Company’s terms are F.O.B. Plant, and as such, delivery has occurred, and revenue recognized, when picked up and acknowledged by a common carrier.

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

Warranty reserves – warranty reserves are based upon historical rates and specific items that are identifiable and can be estimated at time of sale.  While warranty costs have historically been within the Company’s expectations and the provisions established, future warranty costs could be in excess of the Company’s warranty reserves.  A significant increase in these costs could adversely affect the Company’s operating results for the period and the periods these additional costs materialize.  Warranty reserves are adjusted from time to time when actual warranty claim experience differs from estimates. For the year ended March 31, 2018 warranty costs were $4,823 as compared to $107,735 for the year ended March 31, 2017 and are included in Cost of Sales in the accompanying statement of operations. See Note 6 for warranty reserves.

Accounts receivable – the Company performs ongoing credit evaluations of its customers and adjusts credit limits based on customer payment and current credit worthiness, as determined by review of their current credit information.  The Company continuously monitors credits and payments from its customers and maintains provision for estimated credit losses based on its historical experience and any specific customer issues that have been identified. For the year ended March 31, 2018 and 2017 approximately 23% and 64%, respectively, of the Company’s sales were to the U.S. Government. While such credit losses have historically been within our expectation and the provision established, the Company cannot guarantee that it will continue to receive positive results.

Income taxes - deferred tax assets arise from a variety of sources, the most significant being: a) tax losses that can be carried forward to be utilized against profits in future years; b) expenses recognized in the books but disallowed in the tax return until the associated cash flow occurs; and c) valuation changes of assets which need to be tax effected for book purposes but are deductible only when the valuation change is realized. Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using enacted tax rates and laws that are expected to be in effect when such differences are expected to reverse.  The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance for any tax benefit which is not more likely than not to be realized. In assessing the need for a valuation allowance, future taxable income is estimated, considering the realization of tax loss carryforwards. Valuation allowances related to deferred tax assets can also be affected by changes to tax laws, changes to statutory tax rates and future taxable income levels. In the event it was determined that the Company would not be able to realize all or a portion of its deferred tax assets in the future, the Company would reduce such amounts through a charge to income in the period in which that determination is made. Conversely, if it were determined that it would be able to realize the deferred tax assets in the future in excess of the net carrying amounts, Tel would decrease the recorded valuation  allowance through an increase to income in the period in which that determination is made.  In its evaluation of a valuation allowance, the Company takes into account existing contracts and backlog, and the probability that options under these contract awards will be exercised as well as sales of existing products. The Company prepares profit projections based on the revenue and expenses forecast to determine that such revenues will produce sufficient taxable income to realize the deferred tax assets. The Company determined they will not be able to realize the majority  of its deferred tax assets, and as a result, a significant valuation allowance was recorded at March 31, 2018.

Off Balance Sheet Arrangements

The Company is not party to any off-balance sheet arrangements that may affect its financial position or its results of operations.

New Accounting Pronouncements

Adopted

In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements. The standard is effective for annual periods beginning after December 15, 2016. During the first quarter of fiscal year 2018, the Company adopted this ASU.  The key effects of the adoption on the Company’s financial statements include that the Company will now recognize windfall tax benefits as deferred tax assets instead of tracking the windfall pool and recording such benefits in equity.  Additionally, the Company has elected to recognize forfeitures as they occur rather than estimating them at the time of the grant.

Item 7.          Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

New Accounting Pronouncements (continued)

To Be Adopted
In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”). The objective of ASU 2014-09 is to establish a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most of the existing revenue recognition guidance, including industry specific guidance. The core principle of ASU 2014-09 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the new guidance, an entity will: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the contract’s performance obligations; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 applies to all contracts with customers except those that are within the scope of other topics in the FASB ASC.
In April and May 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers – Identifying Performance Obligations and Licensing”, ASU 2016-11, “Revenue Recognition and Derivatives and Hedging – Recession of SEC Guidance”, ASU 2016-12, “Revenue from Contracts with Customers – Narrow-Scope Improvements and Practical Expedients”, and ASU 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers”. These ASUs each affect the guidance of the new revenue recognition standard in ASU 2014-09 and related subsequent ASUs. The new guidance is effective for annual reporting periods (including interim periods within those periods) beginning after December 15, 2017 for public companies.

Early adoption is only permitted as of annual reporting periods beginning after December 15, 2016. Entities have the option of using either a full retrospective or modified approach to adopt ASU 2014-09. On April 1, 2018, the Company adopted the new accounting standard ASC 606, “Revenue from Contracts with Customers and all the related amendments” (“ASC 606”) to all contracts which were not completed or expired as of March 31, 2018 using the modified retrospective method. Results for reporting periods beginning after March 31, 2018 will be presented under ASC 606, while the comparative information will not be restated and will continue to be reported under the accounting standards in effect for those periods. The Company has completed its assessment of adopting the new standard and has concluded that there will be no financial impact upon adoption and expects that the accounting for revenue recognition will be substantially the same as it is under existing guidance.  The Company will provide enhanced disclosures within its financial statements, as required under the new standard, beginning with our first quarterly reporting during fiscal year 2019.

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

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities (“ASU 2017-12”), which intends to improve and simplify accounting rules around hedge accounting. ASU 2017-12 refines and expands hedge accounting for both financial (i.e., interest rate) and commodity risks. In addition, it creates more transparency around how economic results are presented, both on the face of the financial statements and in the footnotes. The new guidance is effective for annual periods beginning after December 15, 2018, including interim periods within those annual periods, which will be our interim period beginning April 1, 2019. Early adoption is permitted, including adoption in any interim period after the issuance of ASU 2017-12. The adoption of ASU 2017-12 is not expected to have a material impact on the Company’s consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting (“ASU 2017-09”), which provides clarity on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting under ASC 718. The new guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods, which will be our interim period beginning April 1, 2018. Early adoption is permitted, including adoption in any interim period. The amendments should be applied prospectively to an award modified on or after the adoption date. The adoption of ASU 2017-09 is not expected to have a material impact on the Company’s consolidated financial statements.

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

Item 8.           Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
Tel-Instrument Electronics Corp.
East Rutherford, New Jersey
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Tel-Instrument Electronics Corp. (the “Company”) and subsidiaries as of March 31, 2018 and 2017, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended March 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at March 31, 2018 and 2017, and the results of their operations and their cash flows for each of the two years in the period ended March 31, 2018, in conformity with accounting principles generally accepted in the United States of America.
Going Concern Uncertainty
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, to the consolidated financial statements, a verdict was rendered against the Company pursuant to an ongoing lawsuit for amounts that raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ BDO USA, LLP
We have served as the Company’s auditor since 2003.
Woodbridge, New Jersey
July 16, 2018

TEL-INSTRUMENT ELECTRONICS CORP.
Consolidated Balance Sheets

ASSETS	March 31, 2018	March 31, 2017
Current assets:
Cash	$307,812	$287,873
Accounts receivable, net of allowance for doubtful accounts of $7,500 and $7,500, respectively	1,095,049	1,556,382
Inventories, net	4,269,934	4,208,179
Restricted cash to support appeal bond	2,000,866	-
Prepaid expenses and other current assets	147,746	188,578
Total current assets	7,821,407	6,241,012

Equipment and leasehold improvements, net	180,763	161,427
Deferred tax asset, net	63,500	-
Other assets	35,109	33,509

Total assets	$8,100,779	$6,435,948

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Current portion of long-term debt	$2,124	$291,991
Line of credit	1,000,000	200,000
Capital lease obligations – current portion	6,875	6,268
Accounts payable	2,307,813	1,428,320
Deferred revenues – current portion	60,051	123,720
Federal and state taxes payable	-	4,105
Accrued expenses - vacation pay, payroll and payroll withholdings	447,863	527,413
Accrued legal damages	5,059,990	2,800,000
Accrued expenses - related parties	31,151	45,586
Accrued expenses – other	241,419	599,049
Total current liabilities	9,157,286	6,026,452

Capital lease obligations – long-term	6,885	13,760
Long-term debt, net of debt discount	-	2,124
Warrant liability	-	95,000
Deferred revenues – long-term	337,676	352,973

Total liabilities	9,501,847	6,490,309

Commitments and contingencies

Stockholders’ deficit
Preferred stock, 1,000,000 shares authorized, par value $0.10 per share, 500,000 shares 8% Cumulative Series A Convertible Preferred issued and outstanding	3,035,998	-
Common stock, 4,000,000 shares authorized, par value $.10 per share, 3,255,887 and 3,255,887 shares issued and outstanding, respectively	325,586	325,586
Additional paid-in capital	8,046,975	8,107,369
Accumulated deficit	(12,809,627)	(8,487,316)

Total stockholders’ deficit	(1,401,068)	(54,361)

Total liabilities and stockholders’ deficit	$8,100,779	$6,435,948

The accompanying notes are an integral part of the consolidated financial statements.

TEL-INSTRUMENT ELECTRONICS CORP.
Consolidated Statements of Operations

	For the years ended March 31,
	2018	2017

Net sales	$10,024,588	$18,745,456

Cost of sales	6,894,779	12,061,341

Gross margin	3,129,809	6,684,115

Operating expenses:
Selling, general and administrative	2,491,816	2,581,085
Litigation expenses	610,125	1,244,639
Legal damages	2,159,000	2,800,000
Engineering, research and development	2,275,508	2,430,322

Total operating expenses	7,536,449	9,056,046

Loss from operations	(4,406,640)	(2,371,931)

Other income (expense):
Proceeds from life insurance	92,678	-
Interest income	866	-
Amortization of deferred financing costs	(3,363)	(5,429)
Change in fair value of common stock warrants	95,000	321,203
Interest expense	(59,787)	(40,431)
Interest expense - judgment	(100,960)	-
Interest expense - related parties	(3,605)	(18,736)

Total other income	20,829	256,607

Loss before income taxes	(4,385,811)	(2,115,324)

(Benefit) provision for income taxes	(63,500)	2,644,115

Net loss	(4,322,311)	(4,759,439)

Preferred dividends	(90,667)	-

Net loss attributable to common shareholders	$(4,412,978)	$(4,759,439)

Basic loss per common share	$(1.36)	$(1.46)
Diluted loss per common share	$(1.36)	$(1.49)

Weighted average number of shares outstanding
Basic	3,255,887	3,255,887
Diluted	3,255,887	3,266,842

The accompanying notes are an integral part of the consolidated financial statements.

TEL-INSTRUMENT ELECTRONICS CORP.
Consolidated Statements of Changes in Stockholders’ (Deficit) Equity

	Series A Convertible Preferred Stock		Common Stock		Additional
	# of Shares		# of Shares		Paid-In	Accumulated
	Issued	Amount	Issued	Amount	Capital	Deficit	Total

Balances at April 1, 2016	-	$-	3,255,887	$325,686	$8,074,655	$(3,727,877)	$4,672,364

Stock-based compensation	-	-	-	-	32,714	-	32,714
Net loss			-	-	-	(4,759,439)	(4,759,439)

Balances at March 31, 2017	-	-	3,255,887	$325,586	$8,107,369	$(8,487,316)	$(54,361)

Issuance of Series A Convertible Preferred Stock	500,000	2,945,331	-	-	-	-	2,945,331
8% Dividends on Preferred Stock	-	90,667			(90,667)		-
Stock-based compensation	-	-	-	-	30,273	-	30,273
Net loss			-	-	-	(4,322,311)	(4,322,311)

Balances at March 31, 2018	500,000	$3,035,998	3,255,887	$325,586	$8,046,975	$(12,809,627)	$(1,401,068)

The accompanying notes are an integral part of the consolidated financial statements.

TEL-INSTRUMENT ELECTRONICS CORP.
Consolidated Statements of Cash Flows

	For the years ended March 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(4,322,311)	$(4,759,439)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Deferred income taxes	(63,500)	2,643,633
Depreciation and amortization	70,060	120,160
Amortization of deferred financing costs	3,363	5,429
Change in fair value of common stock warrant	(95,000)	(321,203)
Provision for inventory obsolescence	90,000	40,000
Non-cash stock-based compensation	30,273	32,714

Changes in assets and liabilities:
(Increase) decrease in accounts receivable	461,333	(102,021)
Decrease (increase) in inventories	(151,755)	430,853
Decrease (increase) in prepaid expenses and other assets	35,869	(62,574)
Increase (decrease) in accounts payable	879,493	(258,149)
Increase in accrued legal damages	2,259,990	2,800,000
Restricted cash for appeal bond	(2,000,866)	-
(Decrease) increase in deferred revenues	(78,966)	255,224
(Decrease) increase in federal and state taxes payable	(4,105)	(49,518)
(Decrease) increase in accrued payroll, vacation pay & withholdings	(79,550)	(309,176)
Decrease in accrued expenses – related party and other	(372,065)	(70,396)
Decrease in other long-term liabilities	-	(7,800)
Net cash (used in) provided by operating activities	(3,337,737)	387,737

Cash flows from investing activities:
Acquisition of equipment	(89,396)	(88,069)
Net cash used in investing activities	(89,396)	(88,069)

Cash flows from financing activities:
Proceeds from line of credit	800,000	200,000
Proceeds from issuance of convertible preferred stock	3,000,000	-
Expenses associated with convertible preferred stock	(54,669)	-
Payment of warrant liability	-	(720,000)
Repayment of subordinated notes - related parties	-	(25,000)
Repayment of long-term debt	(291,991)	(428,700)
Repayment of capitalized lease obligations	(6,268)	(10,728)
Net cash provided by (used in) financing activities	3,447,072	(984,428)

Net (decrease) increase in cash	19,939	(684,760)
Cash, beginning of year	287,873	972,633
Cash, end of year	$307,812	$287,873

Supplemental cash flow information:
Taxes paid	$-	$50,000
Interest paid	$68,724	$228,358
Supplemental non-cash information:
Capital lease obligations	$-	$-

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
Liquidity and Going Concern:
These audited consolidated financial statements have been prepared in conformity with GAAP, which contemplates continuation of the Company as a going concern.  As reflected in the accompanying financial statements, for the year ended March 31, 2018, the Company incurred a net loss of $4,322,311 and used cash in operating activities of $3,337,737. As discussed in Note 20 to the Notes to the Consolidated Financial Statements, the Company has recorded estimated damages to date of $5,059,960, including interest and additional fees, as a result of the jury verdict associated with the Aeroflex litigation. The Company’s line of credit agreement expired on Mach 31, 2018.  We have no commitment from any party to provide additional working capital and there is no assurance that any funding will be available as required, or if available, that its terms will be favorable or acceptable to the Company. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued.
The jury found no misappropriation of Aeroflex trade secrets but it did rule that the Company tortiously interfered with a prospective business opportunity and awarded damages. The jury also ruled that Tel tortiously interfered with Aeroflex’s non-disclosure agreements with two former Aeroflex employees. The jury also found that the former Aeroflex employees breached their non-disclosure agreements with Aeroflex. The Court conducted further hearings on the Company’s post-trial motions which sought to reduce the damages award of $2.8 million, as well as the punitive damages claim.  The Court denied the Company’s motions and awarded Aeroflex an additional $2.1 million of punitive damages. The Company has filed motions in January 2018 for the Court to reconsider the amount of damages on the grounds that they are duplicative and not legally supportable. The Court heard these motions and such motions were denied. The Company is in the process of filing for the appeal. The Company has posted a $2,000,000 bond for the appeal. This $2 million bond amount will remain in place during the appeal process (See Note 20). The Company believes it has solid grounds to appeal this verdict. The appeal process is expected to take several years to complete.
The financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. The ability of the Company to continue as a going concern is dependent upon its ability to achieve profitable operations and/or raise additional capital to support the appeal process or pay any final damages amount. In November 2017, the Company entered into subscription agreement pursuant to which the investor purchased an aggregate of 500,000 shares of the Company’s Series A Preferred Stock for an aggregate amount of $3 million (See Note 14 to the Notes to the Condensed Financial Statements). These funds were used to finance an appeal bond and provide funds for operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Revenues for repairs and calibrations of the Company’s products represented 12.5% and 5.7% of sales for the years ended March 31, 2018 and 2017, respectively. These revenues are for units that are periodically returned for annual calibrations and/or for repairs after the warranty period has expired. Revenues on repairs and calibrations are recognized at the time the repaired or calibrated unit is shipped, as it is at this time that the work is completed. The Company’s terms are F.O.B. Plant, and as such, delivery has occurred, and revenue recognized, when picked up and acknowledged by a common carrier.

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

Fair Value of Financial Instruments:

The Company estimates that the fair value of all financial instruments at March 31, 2018 and March 31, 2017, as defined in Financial Accounting Standards Board (“FASB”) ASC 825 “Financial Instruments”, does not differ materially, except for the items discussed below, from the aggregate carrying values of its financial instruments recorded in the accompanying consolidated balance sheets. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value.

The carrying amounts reported in the consolidated balance sheets as of March 31, 2018 and March 31, 2017 for cash, accounts receivable, restricted cash used for the appeal bond, and accounts payable approximate the fair value because of the immediate or short-term maturity of these financial instruments.  Each reporting period we evaluate market conditions including available interest rates, credit spreads relative to our credit rating and liquidity in estimating the fair value of our debt. After considering such market conditions, we estimate that the fair value of debt approximates its carrying value. The warrant liability is recorded at fair value.

Concentrations of Credit Risk:

Cash held in banks: The Company maintains cash balances at a financial institution that is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to federally insured limits. At times balances may exceed FDIC insured limits. The Company has not experienced any losses in such accounts.

Accounts Receivable: The Company’s avionics customer base is primarily comprised of airlines, distributors, and the U.S. Government. As of March 31, 2018, the Company believes it has no significant risk related to its concentration within its accounts receivable.

Inventories:

Inventories are stated at the lower of cost or market.  Cost is determined on a first-in, first-out basis.  Inventories are written down if the estimated net realizable value is less than the recorded value. The Company reviews the carrying cost of inventories by product to determine the adequacy of reserves for obsolescence. In accounting for inventories, the Company must make estimates regarding the estimated realizable value of inventory. The estimate is based, in part, on the Company’s forecasts of future sales and age of inventory. If actual conditions are less favorable than those we have projected, we may need to increase our reserves for excess and obsolete inventories. Any increases in our reserves will adversely impact our results of operations. The establishment of a reserve for excess and obsolete inventory establishes a new cost basis in the inventory. Such reserves are not reduced until the product is sold. If we are able to sell such inventory any related reserves would be reversed in the period of sale. In accordance with industry practice, service parts inventory is included in current assets, although service parts are carried for established requirements during the serviceable lives of the products and, therefore, not all parts are expected to be sold within one year.

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

Advertising Expenses:

Advertising expenses consist primarily of costs for direct advertising. The Company expenses all advertising costs as incurred, and classifies these costs under selling, general and administrative expenses.  Advertising costs amounted to $1,160 and $-0- for the years ended March 31, 2018 and 2017, respectively.

Deferred Revenues:

Amounts billed in advance of the period in which the service is rendered or product delivered are recorded as deferred revenue.  At March 31, 2018 and 2017, deferred revenues totaled $397,727 and $476,693, respectively. See above for additional information regarding our revenue recognition policies.

Net Income Loss per Common Share:

Basic net loss per share attributable to common stockholders is computed by dividing net income by the weighted-average number of common shares outstanding during the period.  Diluted income per share is computed by dividing diluted net income by the weighted-average number of common shares outstanding during the period, including common stock equivalents, such as stock options and warrants as well as preferred stock conversions using the treasury stock method.  Diluted loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period, and excludes the anti-dilutive effects of common stock equivalents.

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

Income Taxes (continued)

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

During the years ended March 31, 2018 and 2017 the Company did not incur any expense related to interest or penalties for income tax matters, and no such amounts were accrued as of March 31, 2018 and 2017. The Company’s tax years remain open for examination by the tax authorities primarily beginning 2013 through present.

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

Additional information and disclosure are provided in Note 15 below.

Long-Lived Assets:

The Company assesses the recoverability of the carrying value of its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future, undiscounted cash flows expected to be generated by an asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. No impairment losses have been recognized for the years ended March 31, 2018 and 2017, respectively.

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

Warranty Reserves:

Warranty reserves are based upon historical rates and specific items that are identifiable and can be estimated at time of sale.  While warranty costs have historically been within the Company’s expectations and the provisions established, future warranty costs could be in excess of the Company’s warranty reserves.  A significant increase in these costs could adversely affect the Company’s operating results for the period and the periods these additional costs materialize.  Warranty reserves are adjusted from time to time when actual warranty claim experience differs from estimates. For the year ended March 31, 2018 warranty costs were $4,823 as compared to $107,735 for the year ended March 31, 2017 and are included in Cost of Sales in the accompanying statement of operations. See Note 6 for warranty reserves.

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

New Accounting Pronouncements:

Adopted

In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements. The standard is effective for annual periods beginning after December 15, 2016. During the first quarter of fiscal year 2018, the Company adopted this ASU.  The key effects of the adoption on the Company’s financial statements include that the Company will now recognize windfall tax benefits as deferred tax assets instead of tracking the windfall pool and recording such benefits in equity.  Additionally, the Company has elected to recognize forfeitures as they occur rather than estimating them at the time of the grant.

To Be Adopted

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”). The objective of ASU 2014-09 is to establish a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most of the existing revenue recognition guidance, including industry specific guidance. The core principle of ASU 2014-09 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the new guidance, an entity will: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the contract’s performance obligations; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 applies to all contracts with customers except those that are within the scope of other topics in the FASB ASC.

TEL-INSTRUMENT ELECTRONICS CORP.

Notes To Consolidated Financial Statements (Continued)

2.                   Summary of Significant Accounting Policies (continued)

New Accounting Pronouncements (continued):

To Be Adopted (continued)

In April and May 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers – Identifying Performance Obligations and Licensing”, ASU 2016-11, “Revenue Recognition and Derivatives and Hedging – Recession of SEC Guidance”, ASU 2016-12, “Revenue from Contracts with Customers – Narrow-Scope Improvements and Practical Expedients”, and ASU 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers”. These ASUs each affect the guidance of the new revenue recognition standard in ASU 2014-09 and related subsequent ASUs. The new guidance is effective for annual reporting periods (including interim periods within those periods) beginning after December 15, 2017 for public companies. Early adoption is only permitted as of annual reporting periods beginning after December 15, 2016. Entities have the option of using either a full retrospective or modified approach to adopt ASU 2014-09.

On April 1, 2018, the Company adopted the new accounting standard ASC 606, “Revenue from Contracts with Customers and all the related amendments” (“ASC 606”) to all contracts which were not completed or expired as of March 31, 2018 using the modified retrospective method. Results for reporting periods beginning after March 31, 2018 will be presented under ASC 606, while the comparative information will not be restated and will continue to be reported under the accounting standards in effect for those periods. The Company has completed its assessment of adopting the new standard and has concluded that there will be no financial impact upon adoption and expects that the accounting for revenue recognition will be substantially the same as it is under existing guidance.  The Company will provide enhanced disclosures within its financial statements, as required under the new standard, beginning with our first quarterly reporting during fiscal year 2019.

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

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities (“ASU 2017-12”), which intends to improve and simplify accounting rules around hedge accounting. ASU 2017-12 refines and expands hedge accounting for both financial (i.e., interest rate) and commodity risks. In addition, it creates more transparency around how economic results are presented, both on the face of the financial statements and in the footnotes. The new guidance is effective for annual periods beginning after December 15, 2018, including interim periods within those annual periods, which will be our interim period beginning April 1, 2019. Early adoption is permitted, including adoption in any interim period after the issuance of ASU 2017-12. The adoption of ASU 2017-12 is not expected to have a material impact on the Company’s consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting (“ASU 2017-09”), which provides clarity on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting under ASC 718. The new guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods, which will be our interim period beginning April 1, 2018. Early adoption is permitted, including adoption in any interim period. The amendments should be applied prospectively to an award modified on or after the adoption date. The adoption of ASU 2017-09 is not expected to have a material impact on the Company’s consolidated financial statements.

No other recently issued accounting pronouncements had or are expected to have a material impact on the Company’s condensed consolidated financial statements.

TEL-INSTRUMENT ELECTRONICS CORP.

Notes To Consolidated Financial Statements (Continued)

3.                   Accounts Receivable

The following table sets forth the components of accounts receivable:

	March 31,
	2018	2017
Government	$998,522	$1,392,482
Commercial	104,027	171,400
Less: Allowance for doubtful accounts	(7,500)	(7,500)
	$1,095,049	$1,556,382

4.                   Inventories

Inventories consist of:

	March 31,
	2018	2017
Purchased parts	$3,571,874	$3,197,378
Work-in-process	1,051,725	1,272,235
Finished goods	66,335	68,566
Less: Allowance for obsolete inventory	(420,000)	(330,000)
	$4,269,934	$4,208,179

Work-in-process inventory includes $956,349 and $870,448 for government contracts at March 31, 2018 and 2017, respectively.

 5.                  Equipment and Leasehold Improvements

Equipment and leasehold improvements consist of the following:

	March 31,
	2018	2017
Leasehold Improvements	$95,858	$95,858
Machinery and equipment	1,657,961	1,574,058
Automobiles	23,712	23,712
Sales equipment	600,419	599,796
Assets under capitalized leases	637,189	637,189
Less: Accumulated depreciation & amortization	(2,834,376)	(2,769,186)
	$180,763	$161,427

Depreciation and amortization expense related to the assets above for the years ended March 31, 2018 and 2017 was $70,060 and $120,160 respectively.

6.                   Accrued Expenses

Accrued vacation pay, deferred wages, payroll and payroll withholdings consist of the following:

	March 31,
	2018	2017

Accrued vacation pay	$346,871	$390,348
Accrued compensation and payroll withholdings	100,992	137,065

	$447,863	$527,413

Accrued vacation pay, payroll and payroll withholdings includes $83,850 and $136,731 at March 31, 2018 and 2017, respectively, which is due to officers.

TEL-INSTRUMENT ELECTRONICS CORP.

Notes To Consolidated Financial Statements (Continued)

6.                   Accrued Expenses (continued)

Accrued expenses - other consist of the following:

	March 31,
	2018	2017

Accrued commissions	33,370	72,171
Accrued legal costs	35,996	251,459
Warranty reserve	111,983	188,444
Accrued – other	60,070	86,975

	$241,419	$599,049

The following table provides a summary of the changes in warranty reserves for the years ended March 31, 2018 and 2017:

	March 31,
	2018	2017
Warranty reserve, at beginning of period	$188,444	$208,102
Warranty expense	4,823	107,735
Warranty deductions	(81,284)	(127,393)
Warranty reserve, at end of period	$111,983	$188,444

Accrued expenses – related parties consists of the following:

	March 31,
	2018	2017

Interest and other expenses due to the Company’s President/CEO	31,151	45,586

	$31,151	$45,586

7.                   Income Taxes

On December 22, 2017, the U.S. Government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “TCJA”). The TJCA makes broad changes to the U.S. tax code, including, but not limited to, (1) reducing the U.S. federal corporate tax rate from 35% to 21%; (2) eliminating the corporate alternative minimum tax; (3) creating a new limitation on deductible interest expense; (4) creating the base erosion and anti-abuse tax, a new minimum tax; (5) limitation on the deductibility of certain executive compensation; (6) enhancing the option to claim accelerated depreciation deductions on qualified property, and (7) changing the rules related to uses and limitations of NOLs in tax years beginning after December 31, 2017.

The TCJA reduces the corporate tax rate to 21%, effective January 1, 2018. The accounting for this portion of the TCJA has caused a reduction to the net deferred tax assets before valuation allowance of approximately $1.2 million for the year ended March 31, 2018. However, as discussed below, the Company maintains a full valuation allowance against its deferred tax assets. As a result, the $1.2 million reduction to the Company’s deferred tax assets is offset by a corresponding $1.2 million reduction in the Company’s valuation allowance, resulting in no net impact to the Company’s tax provision.

TEL-INSTRUMENT ELECTRONICS CORP.

Notes To Consolidated Financial Statements (Continued)

 7.                   Income Taxes (continued)

Income tax (benefit) provision:

	Fiscal Year Ended
	March 31,	March 31,
	2018	2017
Current:
Federal	$-	$(1,018)
State and local	1,500	1,500

Total current tax provision	1,500	482

Deferred:
Federal	(65,000)	2,643,357
State and local	-	276

Total deferred tax provision	(65,000)	2,643,633

Total provision	$(63,500)	$2,644,115

The approximate values of the components of the Company’s deferred taxes at March 31, 2018 and 2017 are as follows:

	March 31,		March 31,
	2018		2017
Deferred tax assets:
Net operating loss carryforwards	$1,482,880		$1,645,868
Tax credits	329,032		329,032
Charitable contributions	85		102
Legal damages	1,070,763		956,000
Allowance for doubtful accounts	1,587		2,561
Reserve for inventory obsolescence	88,878		112,671
Inventory capitalization	100,604		105,998
Vacation accrual	73,403		133,276
Warranty reserve	23,697		64,340
Deferred revenues	84,165		162,757
Stock options	15,801		25,494
Non-compete agreement	1,306		5,941
AMT credit	63,500		66,106
Depreciation	5,533		18,412
Deferred tax asset	3,341,234		3,628,558
Less valuation allowance	(3,277,734,	)	(3,628,558)

Deferred tax asset, net	$63,500		$-0-

The recognized deferred tax asset is based upon the expected utilization of its benefit from future taxable income. The Company has federal net operating loss (“NOL”) carryforwards of approximately $7,018,000 as of March 31, 2018. These carryforward losses are available to offset future taxable income, and begin to expire in the year 2027. New Jersey State NOL carryforwards approximate $6,119,000 as of March 31, 2018. New Jersey State NOL carryforwards expire in 20 years, and certain of these amounts begin to expire in 2030.

TEL-INSTRUMENT ELECTRONICS CORP.

Notes To Consolidated Financial Statements (Continued)

 7.                   Income Taxes (continued)

The foregoing amounts are management’s estimates, and the actual results could differ from those estimates. Future profitability in this competitive industry depends on continually obtaining and fulfilling new profitable sales agreements and modifying products.  The inability to obtain new profitable contracts or the failure of the Company’s engineering development efforts could reduce estimates of future profitability, which could affect the Company’s ability to realize the deferred tax assets. It is management’s belief that the deferred tax assets is not more likely than not to be fully realized, and as a result, a valuation allowance of $3,277,734 was recorded at March 31, 2018.

A reconciliation of the income tax (benefit) provision at the statutory Federal tax rate of 31.55% to the income tax (benefit) provision recognized in the financial statements is as follows:

	March 31,	March 31,
	2018	2017

Income tax (benefit) provision – statutory rate	$(1,383,723)	$(711,344)
Income tax expenses – state and local, net of federal benefit	(6,190)	(2,404)
Permanent items	11,133	12,870
Change in value of warrants – permanent difference	(29,973)	(109,209)
True-up of prior year’s deferred taxes	(10,228)	(25,178)
Valuation allowance	(349,875)	3,490,778
Rate changes	1,697,766	(7,776)
Other	7,590	(3,622)

Income tax provision (benefit)	$(63,500)	$2,644,115

8.                  Related Parties

Subordinated Notes

On February 22, 2010, the Company borrowed $250,000 in exchange for issuing subordinated notes to two executive officers and directors in the amount of $125,000 (individually, the “Subordinated Note” and collectively, the “Subordinated Notes”). The notes were to become due April 1, 2011 with an interest rate of 1% per month, payable on a monthly basis within 14 days of the end of each month. The holders of Subordinated Notes agreed that the Company’s failure to pay the monthly interest amounts pursuant to the terms of the February 22, 2010 Subordinated Notes will not constitute an event of default on such notes. Upon payment in full of the loan to BCA in November 2014, the Company was able to commence to pay down the principal balance of the Subordinated Notes. During fiscal year 2012, the Company’s Chairman, at the time, passed away. His surviving spouse has retained this Subordinated Note and continues to acknowledge the terms. The remaining principal balances on the notes were fully paid during the year ended March 31, 2017. The Company continues to accrue interest. Total interest expense was $3,605 and $18,736 for the years ended March 31, 2018 and 2017, respectively. Accrued interest at March 31, 2018 and 2017 was $31,151 and $45,586, respectively.

Services

The Company has obtained marketing and sales services from a brother-in-law of the Company’s CEO with the related fees and commissions amounting to $149,577 and $154,302 for the years ended March 31, 2018 and 2017, respectively.

9.                   Long-Term Debt

Term Loans with Bank of America

On November 13, 2014, the Company entered into a term loan in the amount of $1,200,000 with Bank of America. The proceeds from the term loan were primarily used to pay off the remaining balance of the BCA Note in the amount of $1,153,109, including accrued interest of $4,467 (see above). The term loan is for three years, and expires on November 13, 2017. The Company fully paid the loan on this date. Monthly payments were at $36,551 including interest at 6%. The term loan was collateralized by substantially all of the assets of the Company. At March 31, 2018 and March 31, 2017, the outstanding balances were $-0- and $285,810, respectively. At March 31, 2017, $285,810 was classified as current. For the years ended March 31, 2018 and 2017, the Company recorded amortization of deferred financing costs in the amount of $3,363 and $5,429, respectively. As of March 31, 2018 and March 31, 2017, the Company had unamortized deferred financing costs in the amount of $-0- and $3,363, respectively.

TEL-INSTRUMENT ELECTRONICS CORP.

Notes To Consolidated Financial Statements (Continued)

9.                   Long-Term Debt (continued)

In July 2015, the Company entered into a term loan in the amount of $18,000 with Bank of America. The term loan is for three years, and expires in July 2018. Monthly payments are at $536 including interest at 4.5%. The term loan is collateralized by substantially all of the assets of the Company. At March 31, 2018 and March 31, 2017, the outstanding balances were $2,124 and $8,305, respectively.

The annual maturities of long-term debt for the five fiscal years subsequent to March 31, 2018 are as follows:

2019	$2,124
2020	-
2021	-
2022	-
2023	-

Total Principal	2,124
Less: Current Portion	(2,124)
Total Long-Term Debt	$-0-

10.                 Line of Credit

On March 21, 2016, the Company entered into a line of credit agreement with Bank of America, which expired March 31, 2017. In March 2017, the Company extended until March 31, 2018.  The line provides a revolving credit facility with borrowing capacity of up to $1,000,000. There are no covenants or borrowing base calculations associated with this line of credit. Interest on any outstanding balances is payable monthly at an annual interest rate equal to the LIBOR (London Interbank Offered Rates) Daily Floating plus 3.75 percentage points. The Company’s interest rate was 5.59% at March 31, 2018.   The line is collateralized by substantially all of the assets of the Company.  As of March 31, 2018 and 2017, the outstanding balances were $1,000,000 and $200,000, respectively.  As of March 31, 2018 the remaining availability under this line is $-0-. The Company is currently negotiating this line of credit with the bank.

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

In addition, the Company has agreements to lease equipment for use in the operations of the business under operating leases.

The following is a schedule of approximate future minimum rental payments for operating leases subsequent to the year ended March 31, 2018.

Years Ended March 31,
2019	$321,406
2020	306,153
2021	306,153
2022	127,564
2023	-
$1,061,276

Total rent expense, including common charges related to the building as well as equipment rentals, was approximately $365,000 and $357,000 for the years ended March 31, 2018 and 2017, respectively.

The Company sponsors a 401k Plan in which employee contributions on a pre-tax basis are supplemented by matching contributions by the Company. The Company charged to operations $22,223 and $25,698 as its matching contribution to the Company’s 401k Plan for the years ended March 31, 2018 and 2017, respectively.

TEL-INSTRUMENT ELECTRONICS CORP.

Notes To Consolidated Financial Statements (Continued)

12.                Capitalized Lease Obligations

The Company has entered into lease commitments for furniture and equipment that meet the requirements for capitalization. The equipment has been capitalized and shown in equipment and leasehold improvements in the accompanying balance sheets.  The related obligations are also recorded in the accompanying consolidated balance sheets and are based upon the present value of the future minimum lease payments with an interest rate of 9%.  The net book value of equipment acquired under capitalized lease obligations amounted to $15,280 and $20,519 at March 31, 2018 and 2017, respectively. There were no new capital lease obligations during the years ended March 31, 2018 and 2017. As of March 31, 2018 and 2017, accumulated amortization under capital leases was $621,909 and $616,670, respectively.

At March 31, 2018, future payments under capital leases are as follows over each of the next five fiscal years:

2019	$7,864
2020	7,209
2021	-
2022	-
2023	--
Total minimum lease payments	15,073
Less amounts representing interest	(1,313)
Present value of net minimum lease payments	13,760
Less current portion	(6,875)
Long-term capital lease obligation	$6,885

13.                Significant Customer Concentrations

For the years ended March 31, 2018 and 2017, sales to the U.S. Government represented approximately 23% and 64%, respectively of net sales.  One U.S. distributor represented 10% of sales for the year ended March 31, 2018. No individual customer represented over 10% of net sales for the years ended March 31, 2018 and 2017.  No direct customer accounted for more than 10% of commercial or government net sales for the year ended March 31, 2018. One customer represented 10.3% of government sales for the year ended March 31, 2017.  Our U.S. distributor accounted for 38% and 24% of commercial sales for the years ended March 31, 2018 and 2017, respectively.

Net sales to foreign customers were $2,599,808 and $1,782,646 for the years ended March 31, 2018 and 2017, respectively.  All other sales were to customers located in the U.S. The following table presents net sales by U.S. and foreign countries:

	2018	2017
United States	$7,424,780	$16,962,810
Foreign countries	2,599,808	1,782,646
Total Avionics Sales	$10,024,588	$18,745,456

Net sales related to any single foreign country did not comprise more than 10% of consolidated net sales. The Company had no assets outside the United States.

Receivables from the U.S. Government represented approximately 0% and 42%, respectively, of total receivables at March 31, 2018 and 2017, respectively. As of March 31, 2018, four individual customers individually represented between 14% and 18% of the Company’s outstanding accounts receivable. As of March 31, 2017, one individual customer represented 16.6% and a second customer represented 10% of the Company’s outstanding accounts receivable. No other customers represented more than 10% of outstanding accounts receivable for the years ending March 31, 2018 and 2017.

TEL-INSTRUMENT ELECTRONICS CORP.

Notes To Consolidated Financial Statements (Continued)

14.                Series A 8% Convertible Preferred Stock

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

The shares of Series A Preferred have a stated value of $6.00 per share (the “Series A Stated Value”) and are convertible into Common Stock at a price of $3.00 per share. The holders of shares of the Series A Preferred shall be entitled to receive dividends out of any assets legally available, to the extent permitted by New Jersey law, at an annual rate equal to 8% of the Series A Stated Value of such shares of Series A Preferred, calculated on the basis of a 360 day year, consisting of twelve 30-day months, and shall accrue from the date of issuance of such shares of Series A Preferred, payable quarterly in cash. Any unpaid dividends shall accrue at the same rate. To the extent not paid on the last day of March, June, September and December of each calendar year, all dividends on any share of Series A Preferred shall accumulate whether or not declared by the Board and shall remain accumulated dividends until paid. As of March 31, 2018, the Company accrued $90,667 for dividends. Since there were not sufficient authorized shares to allow for full conversion of the preferred stock into common stock at December 31, 2017, preferred stock was classified as mezzanine equity. At the January 2018 annual meeting approval was obtained for the additional authorized shares. As such, preferred stock will now be classified as permanent stockholders’ equity.

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
15.                Stock Option Plans

In December 2016, the Board adopted the 2016 Stock Option Plan (the “2016 Plan”) which reserved for issuance options to purchase up to 250,000 shares of its Common Stock.  The stockholders approved the Plan at the January 2017 annual meeting. Shareholders had previously adopted the 2006 Stock Option Plan, under which substantially all of the options have been granted. Therefore, the Board approved the 2016 Plan, and the terms are substantially the same as under the 2006 Employees Stock Option. The 2016 Plan reserves for issuance options to purchase up to 250,000 shares of its common stock. All employees, directors and consultants are eligible to receive stock option grants under this plan. The 2016 Plan, which has a term of ten years from the date of adoption, is administered by the Board or by a committee appointed by the Board. The selection of participants, allotment of shares, and other conditions related to the grant of options, to the extent not set forth in the Plan, are determined by the Board. Options granted under the Plan are exercisable up to a period of five years from the date of grant at an exercise price which is not less than the fair market value of the common stock at the date of grant, except to a shareholder owning 10% or more of the outstanding common stock of the Company, as to which the exercise price must be not less than 110% of the fair market value of the common stock at the date of grant. Options, for the most part, are exercisable on a cumulative basis, 20% at or after each of the first, second, and third anniversary of the grant and 40% after the fourth year anniversary.

TEL-INSTRUMENT ELECTRONICS CORP.

Notes To Consolidated Financial Statements (Continued)

15.                Stock Option Plans (continued)

The fair value of each option awarded is estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table. Expected volatilities are based on historical volatility of Common Stock. The expected life of the options granted represents the period of time from date of grant to expiration (5 years). The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant. There were no stock options granted for the year ended March 31, 2017. The per share weighted-average fair value of stock options granted for the year ended March 31, 2018 was $1.56 on the date of grant using the Black Scholes option-pricing model with the following assumptions:

	Dividend	Risk-free
	Yield	Interest rate	Volatility	Life
2018	0.0%	2.39%	51.33%	5 years

A summary of the status of the Company’s stock option plans for the fiscal years ended March 31, 2018 and 2017 and changes during the years are presented below (in number of options):

	Number of Options	Average Exercise Price	Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding options at April 1, 2016	85,000	$5.33
Options granted	-	$-
Options exercised	-	$-
Options canceled/forfeited	(6,000)	$6.34

Outstanding options at March 31, 2017	79,000	$5.26	2.5 years	$28,900
Options granted	7,500	$3.31
Options exercised	-	$-
Options canceled/forfeited	(14,000)	$4.17

Outstanding options at March 31, 2018	72,500	$5.26	2.0 years	$-0-
Vested Options:
March 31, 2018:	24,000	$5.67	1.5 years	$-0-
March 31, 2017:	33,800	$4.59	1.9 years	$28,460

Remaining options available for grant were 242,500 and 250,000 as of March 31, 2018 and 2017, respectively.

For the years ended March 31, 2018 and 2017, the unamortized compensation expense for stock options was $38,288 and $60,819, respectively. Unamortized compensation expense is expected to be recognized over a weighted-average period of approximately 1 year.
A summary of the Company’s non-vested shares as of March 31, 2018 and changes during the year ended March 31, 2017 is presented below:

Non-vested Shares	Shares	Weighted-Average Grant-Date Fair value

Non-vested at April 1, 2017	45,600	$5.76
Granted	7,500	$3.31
Vested	(11,400)	$5.73
Forfeited	(3,200)	$5.85
Non-vested at March 31, 2018	38,500	$5.28

The compensation cost that has been charged was $30,273 and $32,714 for the fiscal years ended March 31, 2018 and 2017, respectively.

TEL-INSTRUMENT ELECTRONICS CORP.

Notes To Consolidated Financial Statements (Continued)

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

	March 31, 2018	March 31, 2017
Basic net loss per share computation:
Net loss	$(4,322,311)	$(4,759,439)
Preferred dividends	(90,667)	-
Net loss attributable to common shareholders	(4,412,978)	(4,759,439)
Weighted-average common shares outstanding	3,255,887	3,255,887
Basic net loss per share	$(1.36)	$(1.46)
Diluted net loss per share computation
Net loss	$(4,322,311)	$(4,759,439)
Change in fair value of warrants	-	(103,000)
Preferred dividends	(90,667)	-
Diluted loss	(4,412,978)	(4,862,439)
Weighted-average common shares outstanding	3,255,887	3,255,887
Incremental shares attributable to the assumed exercise of outstanding stock options and warrants	-	10,955
Total adjusted weighted-average shares	3,255,887	3,266,842
Diluted net loss per share	$(1.36)	$(1.49)

The following table summarizes securities that, if exercised, would have an anti-dilutive effect on earnings per share:

	March 31, 2018	March 31, 2017
Convertible preferred stock	1,030,222	-
Stock options	72,500	61,000
Warrants	50,000	-
	1,152,222	61,000

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

The tables below present information about reportable segments for the years ended March 31:

	Avionics	Avionics	Avionics	Corporate/
2018	Government	Commercial	Total	Reconciling Items	Total
Net sales	$7,395,724	$2,628,864	$10,024,588	$-	$10,024,588
Cost of Sales	4,537,216	2,357,563	6,894,779	-	6,894,779

Gross Margin	2,858,508	271,301	3,129,809	-	3,129,809

Engineering, research, and development			2,275,508	-	2,275,508
Selling, general, and administrative			1,112,191	1,379,625	2,491,816
Litigation expenses			-	610,125	610,125
Legal damages			-	2,159,000	2,159,000
Amortization of deferred financing costs			-	3,363	3,363
Change in fair value of common stock warrant			-	(95,000)	(95,000)
Proceeds from life insurance			-	(92,678)	(92,678)
Interest income			-	(866)	(866)
Interest expense, net			-	164,352	164,352
			3,387,699	4,127,921	7,515,620
Income (loss) before income taxes			$(257,890)	$(4,127,921)	$(4,385,811)

Segment Assets	$4,873,736	$491,247	$5,364,983	$2,735,796	$8,100,779

TEL-INSTRUMENT ELECTRONICS CORP.

Notes To Consolidated Financial Statements (Continued)

17.                Segment Information (continued)

	Avionics	Avionics	Avionics	Corporate/
2017	Government	Commercial	Total	Reconciling Items	Total
Net sales	$16,531,913	$2,213,543	$18,745,456	$-	$18,745,456
Cost of Sales	10,363,318	1,698,023	12,061,341	-	12,061,341

Gross Margin	6,168,595	515,520	6,684,115	-	6,684,115

Engineering, research, and development			2,430,322	-	2,430,322
Selling, general, and administrative			1,260,388	1,320,697	2,581,085
Litigation expenses				1,244,639	1,244,639
Legal damages				2,800,000	2,800,000
Amortization of deferred financing costs			-	5,429	5,429
Change in fair value of common stock warrant			-	(321,203)	(321,203)
Interest expense, net			-	59,167	59,167
			3,690,710	5,108,729	8,799,439
Income (loss) before income taxes			$2,993,405	$(5,108,729)	$(2,115,324)

Segment Assets	$4,264,168	$1,500,393	$5,764,561	$671,387	$6,435,948

18.                 Quarterly Results of Operations (Unaudited)

Quarterly consolidated data for the years ended March 31, 2018 and 2017 is as follows:

	Quarter Ended
FY 2018	June 30	September 30	December 31	March 31

Net sales	$3,542,077	$1,787,165	$2,625,793	$2,069,553
Gross margin	1,241,290	399,870	936,680	551,969
Loss before income taxes	(286,091)	(2,920,589)	(333,436)	(845,695)
Net loss	(286,091)	(2,920,589)	(333,436)	(782,195)
Net loss attributable to common shareholders	(286,091)	(2,920,589)	(364,103)	(842,195)
Basic income (loss) per share	(0.09)	(0.90)	(0.11)	(0.26)
Diluted income (loss) per share	(0.12)	(0.90)	(0.11)	(0.26)

FY 2017	June 30	September 30	December 31	March 31
Net sales	$5,342,369	$5,076,029	$4,236,519	$4,090,539
Gross margin	1,876,653	1,825,588	1,634,251	1,347,623
Income (loss) before taxes	578,053	381,815	177,895	(3,253,087)
Net income (loss)	410,309	272,055	141,513	(5,583,316)
Basic income (loss) per share	0.13	0.08	0.04	(1.71)
Diluted income (loss) per share	0.10	0.07	0.03	(1.72)

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as of March 31, 2018 and March 31, 2017. As required by FASB ASC 820, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

TEL-INSTRUMENT ELECTRONICS CORP.

Notes To Consolidated Financial Statements (Continued)

19.                Fair Value Measurements (continued)

The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

March 31, 2018	Level I	Level II	Level III	Total

Warrant Liability	$-	$-	$-	$-
Total Liabilities	$-	$-	$-	$-

March 31, 2017	Level I	Level II	Level III	Total

Warrant Liability	$-	$-	$95,000	$95,000
Total Liabilities	$-	$-	$95,000	$95,000

ASC 815, “Derivatives and Hedging” requires that we mark the value of our warrant liability to market and recognize the change in valuation in our statement of operations each reporting period. Determining the warrant liability to be recorded requires us to develop estimates to be used in calculating the fair value of the warrant.

The following table provides a summary of the changes in fair value of our Level 3 financial liabilities for the years ended March 31, 2018 and 2017 as well as the unrealized gains or losses included in income.

	March 31, 2018	March 31, 2017
Fair value, at beginning of period	$95,000	$1,136,203

New purchases and issuances	-	-
Sales and settlements	-	(720,000)
Change in fair value	(95,000)	(321,203)

Fair value, at end of period	$-	$95,000

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

The Company has remaining warrants with an outside investor to purchase 50,000 shares of the Company’s common stock at an exercise price of $3.35 per share or exercising the “put option” to the Company.  The warrant liability of the 50,000 warrants was $-0- at March 31, 2018 as compared to $95,000 at March 31, 2017.

During May 2016, BCA Mezzanine Fund LLP (“BCA”) informed the Company that BCA has elected to exercise its “put option”, thereby requiring the Company to purchase all the warrants held by BCA. Total warrants were to purchase a total of 236,920 shares of the Company’s common stock. The value of the warrants for the 236,920 shares of the Company’s common stock at the time of exercise was $720,000, and the Company paid this amount using cash from operations in August 2016, thereby extinguishing the warrant liability with BCA. The warrant liability for these warrants was $-0- at March 31, 2018 and 2017, respectively.

TEL-INSTRUMENT ELECTRONICS CORP.

Notes To Consolidated Financial Statements (Continued)

20.                Litigation

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

TEL-INSTRUMENT ELECTRONICS CORP.

Notes To Consolidated Financial Statements (Continued)

20.                Litigation (continued)

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

The Company filed motions in January 2018 for the Court to reconsider the amount of damages on the grounds that they are duplicative and not legally supportable. A hearing on this motion was held. The Judge rejected all of our arguments and declined to order a new trial. We filed the appeal document the week of May 28. The Company has posted a $2,000,000 bond. This $2 million bond amount will remain in place during the appeal process (See Note 5). The Company believes it has solid grounds to appeal this verdict. The appeal process is anticipated to take several years to complete.

On July 5, 2018, Plaintiff Aeroflex Wichita, Inc. filed a Notice of Cross-Appeal which is contingent in nature in that it seeks a review of all adverse rulings relating to its Motion for Relief and Sanctions; Defendants’ Motions for Summary Judgment; determining that certain matters were not trade secrets; Defendants’ joint and several liability; preemption under the Kansas Uniform Trade Secrets Act; motions in limine; motions for judgment as a matter of law; jury instructions; admission of evidence over its objections; and all other ruling adverse to it only if the court reverses the jury verdict and judgment. Aeroflex Wichita also reserved the right to ask the reviewing court to order a new trial either on damages alone or on liability for all claims. This reservation of rights is also contingent upon a finding of the appellate court which would reverse the jury verdict and judgment. Aeroflex Wichita filed its Docketing Statement the same day.

On July 11, 2018, the Court of Appeals entered an Order of Referral to Mediation and Order to Stay. The Company’s case was selected to participate in the Kansas Court of Appeals Appellate Mediation pilot program. Participation in the program is voluntary, either party may opt out of participation. If either party opts out, the order staying the case would be lifted and the appeal would proceed under normal procedures. If neither party opts out, the parties are to report about the selection of a mediator by July 25th and conduct a mediation no later than August 24, 2018.

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

As of March 31, 2018, management performed, with the participation of our Chief Executive Officer and Principal Accounting Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(f) under the Securities Exchange Act of 1934.  Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Accounting Officer, as appropriate to allow timely decisions regarding required disclosures. The Company is considered a smaller reporting company under the appropriate SEC guidance and is currently exempt, based on Section 404(b), from attestation requirements on their internal control over financial reporting.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2018. In making this assessment, Management used the criteria set forth in the framework established by the Committee of Sponsoring Organizations of the Treadway Commission 2013 Internal Control - Integrated Framework (“COSO”). Based on this assessment, Management has not identified any material weaknesses or significant deficiencies. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the company’s financial reporting.

Management has concluded that the Company did maintain effective internal control over financial reporting as of March 31, 2018, based on the criteria set forth in 2013 Internal Control—Integrated Framework issued by the COSO.

c) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Item 9B.        Other Information

 None.

PART III

Item 10.         Directors, Executive Officers and Corporate Governance

Name (age)	Position	Year First Elected a Director
Stephen A. Fletcher (1) (57)	Director	2011

George J. Leon (2) (3) (74)	Director	1986

Jeffrey C. O’Hara, CPA (1) (4) (60)	Director; President since August 2007; Chief Executive Officer since December 2010; Chief Operating Officer since June 2006; Vice President since 2005	1998

Robert A. Rice (2) (3) (62)	Director	2004

Robert H. Walker (2) (3) (5) (82)	Director and Chairman of the Board since April 2011	1984

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
(6)
Mr. Schirmer, the Company’s Chief Operating Officer, left the Company effective July 9, 2018. There were no disagreements with the Company, and the Company has entered into a consulting arrangement with Mr. Schirmer to provide assistance on an as needed basis.

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

Corporate Governance and Board Meetings

The Board is responsible for supervision of the overall affairs of the Company.  The Board held four meetings each of the nominee directors attended three meetings and three of the nominee directors attended one meeting during the fiscal year 2018. The Company expects directors to attend all formal Board, committee, and shareholder meetings. Three of the directors, Messrs. Leon, Rice and Walker, are independent under the Rules of the NYSE American.

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

To assist it in carrying out its duties, the Board has delegated certain authority to committees.  The Board has established standing Audit and Compensation Committees, and has delegated nominating responsibility to the three directors who are independent under the Rules of the NYSE American (“NYSE American Rules”).  Our Audit and Compensation Committees consist of only independent, non-employee directors.

Item 10.        Directors, Executive Officers and Corporate Governance (continued)

Audit Committee

The Board established a separately designated standing Audit Committee in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934 and of the Rules of the NYSE American.  The Audit Committee is comprised of Messrs. Walker (Chairman), Leon, and Rice.  Messrs. Walker, Leon, and Rice are independent, as that term is defined under the Securities Exchange Act of 1934, and Mr. Walker is a financial expert as defined in the rules promulgated by the SEC pursuant to that Act. Mr. Walker served as director and Executive Vice President of Robotic Vision Systems, Inc., a reporting company, and as its principal financial officer for over 15 years.

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

During fiscal 2018, all three members of the Audit Committee attended all four (4) of the Audit Committee meetings.  In the opinion of the Board, and as defined under NYSE American Rules, Messrs. Walker, Leon and Rice are independent of management and free of any relationship which might interfere with their exercise of independent judgment as members of this committee.

The Audit Committee has: (i) reviewed and discussed with management, and with BDO USA, LLP, (the “Auditors”) the Company’s audited financial statements for the fiscal year ended March 31, 2018; (ii) discussed with the Auditors the matters required to be discussed by PCAOB Standard 16, as amended, as adopted by the Public Company Accounting Oversight Board; (iii) received the written disclosures and the letter from the Auditors required by applicable requirements of the Public Company Accounting Oversight Board regarding the Auditors’ communications with the Audit Committee concerning independence; and (iv) discussed with the Auditors their independence from the Company.  The Audit Committee has also discussed with management of the Company and the Auditors such other matters and received such assurances from them as it deemed appropriate.  The Audit Committee meets regularly with management and the Auditors, and then with the Auditors without management present, to discuss the result of the Auditors examination, the evaluation of the Company’s internal control over financial reporting and the overall quality of the Company’s accounting.

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

The Compensation Committee met once during the 2018 fiscal year; Messrs. Leon, Rice and Walker attended the meeting. Messrs. Leon, Rice and Walker are independent, as defined in the NYSE American Rules. See “Executive Compensation” below for a discussion of the Committee’s processes and procedures for reviewing and determining compensation.

Section 16(a) Beneficial Ownership Reporting Compliance

As of March 31, 2018, the end of the last fiscal year, the Company believes that all officers, directors and 10% beneficial owners, known to the Company, had timely filed required forms reporting beneficial ownership of Company securities, based solely on review of certain reports filed with the Securities and Exchange Commission pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, and information furnished to the Company.

Vincent J. Dowling Jr., a 10% beneficial owner, failed to file one Form 4 on a timely basis with the SEC on November 15, 2017, but has since made all required filings.

Code of Ethics

The Company has had corporate governance standards and policies, regulating officer, director and employee conduct for many years.  In fiscal 2004, we reviewed our standards and policies and incorporated them into our Code of Business Conduct, which we believe satisfies the rules promulgated by the SEC and the NYSE American.  The Board has adopted this written Code of Ethics that applies to all of the Company’s officers and employees, including the Chief Executive Officer and the Principal Accounting Officer. A copy of the Code of Ethics has been previously filed. A copy of the Code of Ethics is available to anyone requesting a copy without cost by writing to the Company, attention Joseph P. Macaluso.

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

Item 11.        Executive Compensation

The following table presents information regarding compensation of our principal executive officer, and the two most highly compensated executive officers other than the principal executive officer for services rendered during fiscal years 2018 and 2017.

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary ($) (1)	Incentive ($) (2)	Option Awards ($) (3)	All Other Compensation ($) (4)	Total ($)

Jeffrey C. O’Hara, CEO President	2018	180,000	-	-	23,344	203,344
	2017	175,000	-	-	22,693	197,693

Michael Schirmer, Vice President of Operations (5)	2018	170,000	-	-	21,794	191,794
	2017	167,500	-	-	21,794	189,294

Joseph P. Macaluso PAO	2018	140,000	-	-	9,098	149,098
	2017	140,000	-	-	12,867	152,867

(1)	The amounts shown in this column represent the dollar value of base cash salary earned by each named executive officer (“NEO”).
(2)	No incentive compensation was made to the NEO’s in 2018 and 2017, and therefore no amounts are shown.
(3)
Amounts in this column represent the fair value required by ASC Topic 718 to be included in our financial statements for all options granted during that year (see Note 15 to Notes to the Consolidated Financial Statements).

(4)	The amounts shown in this column represent amounts for medical and life insurance as well as the Company’s match in the 401(k) Plan.
(5)	In July 2018, Mr. Schirmer left the Company as part of the Company’s cost reduction program.

Grants of Plan-based Awards Table for Fiscal Year

There were no stock options granted during or for the 2018 fiscal year to our named executive officers.

Item 11.        Executive Compensation (continued)

Outstanding Equity Awards at Fiscal Year End

The following table sets forth the outstanding stock option grants held by named executive officers at the end of the 2018 fiscal year. The option exercise price set forth in the table is based on the closing market price on the date of grant.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable (1)	Option Exercise Price ($)	Option Expiration Date

Joseph P. Macaluso	800	1,200	$5.85	4/28/20

Jeffrey C. O’Hara	8,000	12,000	$5.85	4/28/20

Michael Schirmer	10,000	-	$4.22	11/01/18
	6,000	4,000	$5.14	5/05/19
	4,000	6,000	$5.85	4/28/20

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

Options Exercised and Stock Vested During Fiscal Year 2018

No shares were acquired upon exercising options awards by our NEO’s during fiscal year 2018.

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

The percentage of operating profits so determined is then distributed to senior employees, including NEOs and to a category  entitled  “incentive”, based on (a) the amount of the employee’s base salary, (b) his contribution to the Company, (c) the results of that contribution, (d) an estimated amount of his “special effort” on behalf of the Company, (e) his technical expertise, leadership, and management skills, and (f) the level of the overall compensation paid employees performing similar work in competitive companies. No incentive awards were made to the NEOs for the years ended March 31, 2018 and 2017.

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

Item 11.        Executive Compensation (continued)

Director Compensation

Directors who are not employees or officers of the Company receive $1,250 in cash and options, at the then market price, to purchase 1,000 shares of Common Stock for attendance at each in-person meeting and $625 in cash and options to purchase 500 shares of Common Stock for attendance at each formal telephonic meeting of the Board or of a standing committee.  Non-employee directors may elect annually to accept the foregoing compensation or waive the stock option element and receive the $2,500 in cash for attendance at the in-person meeting and $1,250 in cash for each formal telephone meeting. During fiscal year 2018 non-employee directors earned the following compensation pursuant to this plan.

Name	Cash Compensation(4)	Option Awards ($)(1)(2)	Total $
George J. Leon	$10,000	$-0-	$10,000
Robert A. Rice	$10,000	$-0-	$10,000
Robert H. Walker (3)	$10,000	$-0-	$10,000
Stephen A. Fletcher	$5,000	$-0-	$5,000

(1)	Amounts in this column, if any, represent the fair value required by ASC 718 to be included in our financial statements for all options granted during fiscal year 2018.
(2)	There are no options outstanding for the directors.
(3)	Mr. Walker also receives a monthly stipend of $2,400 for his additional responsibility as Chairman of the Board.
(4)	Directors have deferred payment of these fees until such time as the Company’s cash position improves.

Compensation Policy

The Company does not believe that its compensation policies are reasonably likely to increase corporate risk or have a material adverse effect on the Company.

Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information known to the Company with respect to the beneficial ownership as of July 6, 2018, by (i) all persons who are beneficial owners of five percent (5%) or more of the Company’s Common Stock, (ii) each director and nominee, (iii) the executive officers, and (iv) all current directors and executive officers as a group. A person is considered to beneficially own any shares: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, or (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days through an exercise of stock options or warrants. Unless otherwise indicated, voting and investment power relating to the shares shown in the tables for our directors and executive officers is exercised solely by the beneficial owner or shared by the owner and the owner’s spouse or children.

For purposes of these tables, a person or group of persons is deemed to have “beneficial ownership” of any shares of Common Stock that such person has the right to acquire within 60 days of July 6, 2018. For purposes of computing the percentage of outstanding shares of our Common Stock held by each person or group of persons, any shares that such person or persons has the right to acquire within 60 days of July 6, 2018 is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership.

Name and Address	Number of Shares Beneficially Owned		Percentage of Class (1)

Named Directors and Officers

Stephen A. Fletcher, Director	3,200	(2)	0%
3995 Oleander Court
Orange Beach, AL 36561

George J. Leon, Director	455,971	(3)	14.0%
168 Redpath Avenue
Toronto, Ontario, Canada M4P 2K6

Jeffrey C. O’Hara, Director	256,356	(4)	7.8%
853 Turnbridge Circle
Naperville, IL 60540

Robert A. Rice, Director	113,404		3.5%
5 Roundabout Lane
Cape Elizabeth, ME 04107

Robert H. Walker, Director	75,053		2.3%
27 Vantage Court
Port Jefferson, NY 11777

Joseph P. Macaluso, PAO	14,213	(5)	0.4%
167 Tennis Court
Wall Township, NJ 07719

All officers and directors as a group (6 persons)	918,197	(6)	28.1%

Vincent J. Dowling, Jr.	1,403,988	(7)	32.6%
54 Ledyard Road
West Hartford, CT 06117

Mrs. Sadie Fletcher	640,907	(8)	8.8%
657 Downing Lane
Williamsville, NY 14221

All officers, directors and 5% holders as a group (8 persons)	2,963,092	(9)	68.6%

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

(4)	Includes 12,000 shares subject to currently exercisable stock options owned by Mr. O’Hara.

(5)	Includes 1,200 shares subject to currently exercisable stock options owned by Mr. Macaluso.

(6)	Includes 13,200 shares subject to currently exercisable options held by all executive officers and directors of the Company (including those individually named above).
(7)
Based on Form 13 G/A filed with the SEC on February 14, 2018 and furnished to the Company. Includes 50,000 shares subject to currently exercisable warrants. Also includes 1,000,000 shares of common stock that may be acquired upon conversion of the Series A Convertible Preferred Stock. The Holder(s) of the Series A Convertible Preferred Stock can vote together with the holders of the Company’s common stock (“Common Stock”) on an as-converted basis on each matter submitted to a vote of holders of Common Stock (whether at a meeting of shareholders or by written consent). In any such vote, the number of votes that may be cast by a Holder shall be equal to one (1) vote for each Conversion Share underlying such Holder’s outstanding shares of Series A Convertible Preferred Stock, subject to adjustment based on the applicable Maximum Conversion Amount, as of the record date for such vote or written consent or, if there is no specified record date, as of the date of such vote or written consent.

(8)
Represents 640,907 shares owned by the Estate of Harold K. Fletcher, former Chief Executive Officer and director of the Company. Mrs. Fletcher is the mother of Stephen A. Fletcher, a director of the Company.

(9)
Includes 13,200 shares subject to currently exercisable options held by all executive officers and directors of the Company (including those individually named above). Also 50,000 shares subject to currently exercisable warrants and 1,000,000 shares of common stock that may be acquired upon conversion of the Series A Convertible Preferred Stock (see 6 and 7 above).

Equity Compensation Plan Information

In December 2016, the Board adopted the 2016 Stock Option Plan (the “2016 Plan”) which reserved for issuance options to purchase up to 250,000 shares of its Common Stock.  The stockholders approved the 2016 Plan at the January 2017 annual meeting. Shareholders had previously adopted the 2006 Stock Option Plan, under which substantially all of the options have been granted. Therefore, the Board approved the 2016 Plan, and the terms are substantially the same as under the 2006 Employees Stock Option.

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

Additionally, at March 31, 2018 the Company had an individual employment agreement with one individual which provides for the grant of 10,000 options to purchase Common Stock with an exercise price of $5.14 per share.  This employee contract has been approved by the Board, and was included as consideration for employment, but was not individually approved by shareholders. Since these options were granted under the Plan, they are included in the 62,500 shares in the second column of the following schedule.

Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters (continued)

Equity Compensation Plan Information (continued)

The following table provides information as of March 31, 2018 regarding compensation plans under which equity securities of the Company are authorized for issuance.

Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of options remaining available for future issuance under Equity Compensation Plans
Equity Compensation Plans approved by shareholders	62,500	$5.43	242,500
Equity Compensation Plans not approved by shareholders	--	--	--
Total	62,500	$5.43	242,500

* See discussion above and Note 15 of Notes to the Consolidated Financial Statements.

Item 13.        Certain Relationships and Related Transactions and Director Independence

On February 22, 2010, the Company borrowed $250,000 in exchange for issuing subordinated notes to two executive officers and directors in the amount of $125,000 (individually, the “Subordinated Note” and collectively, the “Subordinated Notes”). The notes were to become due April 1, 2011 with an interest rate of 1% per month, payable on a monthly basis within 14 days of the end of each month. The holders of Subordinated Notes agreed that the Company’s failure to pay the monthly interest amounts pursuant to the terms of the Subordinated Notes will not constitute an event of default on such notes. Upon payment in full of the loan to BCA Mezzanine Fund, LLP in November 2014, the Company was able to commence to pay down the principal balance of the Subordinated Notes. During fiscal year 2012, the Company’s Chairman, at the time, passed away. His surviving spouse has retained this Subordinated Note and continues to acknowledge the terms. The remaining balances on the notes were fully paid during the year ended March 31, 2017. The Company continues to accrue interest. Total interest expense was $3,605 and $18,736 for the years ended March 31, 2018 and 2017, respectively. Accrued interest at March 31, 2018 and 2017 was $31,151 and $45,586, respectively.

The Company has obtained marketing and sales services from a brother-in-law of the Company’s CEO with the related fees and commissions amounting to $149,577 and $154,302 for the years ended March 31, 2018 and 2017, respectively.

Director Independence

The Common Stock is currently quoted on the NYSE - American.  On an annual basis, each director and executive officer will be obligated to disclose any transactions with the Company in which a director or executive officer, or any member of his or her immediate family, have a direct or indirect material interest in accordance with Item 407(a) of Regulation S-K. Following completion of these disclosures, the Board will make an annual determination as to the independence of each director pursuant to the Rules of the NYSE American.

As of July 6, 2018, the Board determined that the following directors are independent under these standards:

Robert Walker, George Leon and Robert Rice.

Item 14.        Principal Accounting Fees and Services

For the fiscal years ended March 31, 2018 and 2017, professional services were performed by BDO USA, LLP, the Company’s independent registered public accountant.  Fees for those years were as follows:

	2018	2017

Audit Fees	$145,100	$142,100
Audit-Related Fees	-	-
Total Audit and Audit-Related Fees	145,100	142,100
Tax Fees	-	-
All Other Fees	-	-

Total	$145,100	$142,100

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

Audit Related Fees, tax and other fees.  No fees under these categories were paid to BDO USA, LLP in 2018 and/or 2017.

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

(3.1)	Tel-Instrument Electronics Corp.’s Restated Certificate of Incorporation dated November 8, 1996 (incorporated by reference to the Current Report on Form 10-K filed with the SEC on July 14, 1997).
(3.2)	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 2, 2018).
(3.3)	Tel-Instrument Electronics Corp.’s By-Laws, as amended (incorporated by reference to Registration 33-18978 dated November 7, 1988).
(10.1)	10% convertible subordinated note between Registrant and Harold K. Fletcher (incorporated by reference to the Company’s Report on Form 10-K filed with the SEC on July 15, 2002).
(10.2)	Purchase agreement between Registrant and Innerspace Technology (incorporated by reference to the Company’s Report on Form 10-K filed with the SEC on July 15, 2004).
(10.3)	Agreement between Registrant and Semaphore Capital Advisors, LLC (incorporated by reference to the Company’s Report on Form 10-K filed with the SEC on July 15, 2002).
(10.4)	2006 Stock Option Plan
(10.5)	Subordinated Note Between Registrant and Harold K. Fletcher (incorporated by reference to the Company’s Report on Form 8-K filed with the SEC on March 25, 2010).
(10.6)	Subordinated Note Between Registrant and Jeffrey C. O’Hara (incorporated by reference to the Company’s Report on Form 8-K filed with the SEC on March 25, 2010).
(10.7)	Loan Agreement with BCA Mezzanine Fund, LLP (incorporated by reference to the Company’s Report on Form 10-K filed with the SEC on June 29, 2011).
(10.8)
Intercreditor and Subordination Agreement among Harold. K. Fletcher, Jeffrey C. O’Hara and BCA Mezzanine Fund, LLP (incorporated by reference to the Company’s Report on Form 10-K filed with the SEC on June 29, 2011).

(10.9)	Subscription Agreement between Registrant and Subscriber (incorporated by reference to the Company’s Report on Form 8-K filed with the SEC on November 21, 2012).
(10.10)	Loan Agreement with Bank of America (incorporated by reference to the Company’s Report on Form 10-Q filed with the SEC on February 17, 2015).
(10.11)	Form of Subscription Agreement (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 16, 2017.)
(10.12)	2016 Stock Option Plan (incorporated by reference to the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on December 27, 2016.)
(23.1)	Consent of Independent Registered Public Accounting Firm
(31.1)	Certification by CEO pursuant to Rule 15d-14 under the Securities Exchange Act.
(31.2)	Certification by PAO pursuant to Rule 15d-14 under the Securities Exchange Act.
(32.1)	Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(32.2)	Certification by PAO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	Taxonomy Extension Schema Document
101.CAL	Taxonomy Extension Calculation Linkbase Document
101.DEF	Taxonomy Extension Definition Linkbase Document
101.LAB	Taxonomy Extension Label Linkbase Document
101.PRE	Taxonomy Extension Presentation Linkbase Document

The Company will furnish to a stockholder, upon request, any exhibit at cost.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEL-INSTRUMENT ELECTRONICS CORP.
(Registrant)

Dated: July 16, 2018	By:	/s/ Jeffrey C. O’Hara
Jeffrey C. O’Hara
CEO and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated and by signature hereto.

Signature	Title	Date

/s/ Jeffrey C. O’Hara	CEO, President, and Director	July 16, 2018
Jeffrey C. O’Hara

/s/ Joseph P. Macaluso	Principal Accounting Officer	July 16, 2018
Joseph P. Macaluso

/s/ Stephen A. Fletcher	Director	July 16, 2018
Stephen A. Fletcher

/s/ George J. Leon	Director	July 16, 2018
George J. Leon

/s/ Robert A. Rice	Director	July 16, 2018
Robert A. Rice

/s/ Robert H. Walker	Chairman of the Board, Director	July 16, 2018
Robert H. Walker