Form 10-Q
period 2018-06-30
TEL INSTRUMENT ELECTRONICS CORP
filed 2018-08-20
CIK 96885

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2018

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

As of August 17, 2018, there were 3,255,887 shares outstanding of the registrant’s common stock.

TEL-INSTRUMENT ELECTRONICS CORP.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

TEL-INSTRUMENT ELECTRONICS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2018	March 31, 2018
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$254,732	$307,812
Accounts receivable, net	672,884	1,095,049
Inventories, net	4,095,888	4,269,934
Restricted cash to support appeal bond	2,001,864	2,000,866
Prepaid expenses and other current assets	162,106	147,746
Total current assets	7,187,474	7,821,407

Equipment and leasehold improvements, net	164,037	180,763
Deferred tax asset, net	63,500	63,500
Other long-term assets	35,109	35,109
Total assets	7,450,120	8,100,779

LIABILITIES & STOCKHOLDERS’ DEFICIT

Current liabilities:
Current portion of long-term debt	534	2,124
Line of credit	950,000	1,000,000
Capital lease obligations – current portion	7,036	6,875
Accounts payable and accrued liabilities	2,576,612	2,580,383
Deferred revenues – current portion	279,087	60,051
Accrued legal damages	5,072,642	5,059,990
Accrued payroll, vacation pay and payroll taxes	380,346	447,863
Total current liabilities	9,266,257	9,157,286

Capital lease obligations – long-term	5,064	6,885
Deferred revenues – long-term	318,185	337,676
Total liabilities	9,589,506	9,501,847

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, 1,000,000 shares authorized, par value $0.10 per share, 500,000 shares 8% Cumulative Series A Convertible Preferred issued and outstanding	3,095,995	3,035,998
Common stock, 4,000,000 shares authorized, par value $0.10 per share, 3,255,887 shares issued and outstanding, respectively	325,586	325,586
Paid-in capital in excess of par value, common stock	7,994,733	8,046,975
Accumulated deficit	(13,555,700)	(12,809,627)
Total stockholders’ deficit	(2,139,386)	(1,401,068)
Total liabilities, mezzanine equity and stockholders’ deficit	$7,450,120	$8,100,779

See accompanying notes to condensed consolidated financial statements.

TEL-INSTRUMENT ELECTRONICS CORP.

 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	June 30, 2018	June 30, 2017

Net sales	$1,814,214	$3,542,077
Cost of sales	1,332,901	2,300,787

Gross margin	481,313	1,241,290

Operating expenses:
Selling, general and administrative	566,525	706,286
Litigation costs	39,271	382,512
Engineering, research and development	517,323	615,273
Total operating expenses	1,123,119	1,704,071

Loss from operations	(641,806)	(462,781)

Other income (expense):
Proceeds from life insurance	-	92,678
Amortization of deferred financing costs	-	(1,357)
Change in fair value of common stock warrants	-	95,000
Interest income	998	-
Interest expense – judgment	(71,220)	-
Interest expense	(34,045)	(9,631)
Total other income (expense)	(104,267)	176,690

Loss before income taxes	(746,073)	(286,091)

Income tax expense	-	-

Net loss	(746,073)	(286,091)

Preferred stock dividends	(60,000)	-

Net loss attributable to common shareholders	$(806,073)	$(286,091)

Net loss per share:
Basic loss per common share	$(0.25)	$(0.09)
Diluted loss per common share	$(0.25)	$(0.12)

Weighted average shares outstanding:
Basic	3,255,887	3,255,887
Diluted	3,255,887	3,266,540

See accompanying notes to condensed consolidated financial statements.

TEL-INSTRUMENT ELECTRONICS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	June 30, 2018	June 30, 2017

Cash flows from operating activities:
Net loss	$(746,073)	$(286,091)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	16,726	21,522
Provision for inventory obsolescence	10,000	5,000
Amortization of deferred financing costs	-	1,357
Change in fair value of common stock warrant	-	(95,000)
Non-cash stock-based compensation	7,755	8,179

Changes in assets and liabilities:
Decrease in accounts receivable	422,165	334,926
Decrease in inventories	164,046	37,849
(Increase) decrease in prepaid expenses & other assets	(14,360)	109,224
Increase in restricted cash for appeal bond	(998)	-
Decrease in accounts payable and other accrued expenses	(3,771)	(197,378)
Decrease in accrued payroll, vacation pay & withholdings	(67,517)	(26,383)
Increase (decrease) in deferred revenues	199,545	(35,925)
Increase in accrued legal damages	12,652	-
Net cash provided by (used in) operating activities	170	(122,720)

Cash flows from investing activities:
Purchases of equipment	-	(21,506)
Net cash used in investing activities		(21,506)

Cash flows from financing activities:
Proceeds from line of credit	-	200,000
Repayment of long-term debt	(1,590)	(107,329)
Repayment of line of credit	(50,000)	-
Repayment of capitalized lease obligations	(1,660)	(1,514)
Net cash (used in) provided by financing activities	(53,250)	91,157

Net decrease in cash and cash equivalents	(53,080)	(53,069)
Cash and cash equivalents at beginning of period	307,812	287,873
Cash and cash equivalents at end of period	$254,732	$234,804

Supplemental cash flow information:
Taxes paid	$-	$-
Interest paid	$18,554	$28,524

See accompanying notes to condensed consolidated financial statements.

TEL-INSTRUMENT ELECTRONICS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of Tel-Instrument Electronics Corp. (the “Company” or “TIC” or “Tel”) as of June 30, 2018, the results of operations for the three months ended June 30, 2018 and June 30, 2017, and statements of cash flows for the three months ended June 30, 2018 and June 30, 2017.  These results are not necessarily indicative of the results to be expected for the full year.  The financial statements have been prepared in accordance with the requirements of Form 10-Q and consequently do not include disclosures normally made in an Annual Report on Form 10-K.  The March 31, 2018 balance sheet included herein was derived from the audited financial statements included in the Company’s Annual Report on Form 10-K as of that date.  Accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2018, as filed with the United States Securities and Exchange Commission (the “SEC”) on July 16, 2018 (the “Annual Report).

Note 2 - Liquidity and Going Concern

These consolidated financial statements have been prepared in conformity with GAAP, which contemplates continuation of the Company as a going concern.  As reflected in the accompanying financial statements, for the year ended March 31, 2018, the Company incurred a net loss of $4,322,311 and a loss of $746,073 for the quarter ended June 30, 2018. As discussed in Note 15 to the Notes to the Condensed Consolidated Financial Statements, the Company has recorded estimated damages to date of $5,059,960, including interest and additional fees, as a result of the jury verdict associated with the Aeroflex litigation. The Company’s line of credit agreement expired on Mach 31, 2018.  We have no firm commitment from any party to provide additional working capital and there is no assurance that any funding will be available as required, or if available, that its terms will be favorable or acceptable to the Company. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued.

The jury found no misappropriation of Aeroflex trade secrets but it did rule that the Company tortiously interfered with a prospective business opportunity and awarded damages. The jury also ruled that Tel tortiously interfered with Aeroflex’s non-disclosure agreements with two former Aeroflex employees. The jury also found that the former Aeroflex employees breached their non-disclosure agreements with Aeroflex. The Court conducted further hearings on the Company’s post-trial motions which sought to reduce the damages award of $2.8 million, as well as the punitive damages claim.  The Court denied the Company’s motions and awarded Aeroflex an additional $2.1 million of punitive damages. The Company has filed motions in January 2018 for the Court to reconsider the amount of damages on the grounds that they are duplicative and not legally supportable. The Court heard these motions and such motions were denied. The Company is in the process of filing for the appeal. The Company has posted a $2,000,000 bond for the appeal. This $2 million bond amount will remain in place during the appeal process (See Note 15). The Company believes it has solid grounds to appeal this verdict. The appeal process is expected to take several years to complete.

The financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. The ability of the Company to continue as a going concern is dependent upon its ability to achieve profitable operations and/or raise additional capital to support the appeal process or pay any final damages amount. In November 2017, the Company entered into subscription agreement pursuant to which the investor purchased an aggregate of 500,000 shares of the Company’s Series A Preferred Stock for an aggregate amount of $3 million (See Note 14 to the Notes to the Consolidated Condensed Financial Statements). These funds were used to finance an appeal bond and provide funds for operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 3 – Summary of Significant Accounting Policies

During the three months ended June 30, 2018, there have been no material changes in the Company’s significant accounting policies to those previously disclosed in the Annual Report.

Note 4 – Accounts Receivable, net

The following table sets forth the components of accounts receivable:

	June 30, 2018	March 31, 2018
Government	$454,130	$998,522
Commercial	226,254	104,027
Less: Allowance for doubtful accounts	(7,500)	(7,500)
	$672,884	$1,095,049

TEL-INSTRUMENT ELECTRONICS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 5 – Restricted Cash to support appeal bond

The Company transferred $2,000,000 to a restricted cash account to secure a letter of credit which was used for collateral for the appeal bond (See Notes 14 and 15).

Note 6 – Inventories, net

Inventories consist of:

	June 30, 2018	March 31, 2018

Purchased parts	$3,386,296	$3,571,874
Work-in-process	1,125,268	1,051,725
Finished goods	14,324	66,335
Less: Inventory reserve	(430,000)	(420,000)
	$4,095,888	$4,269,934

Note 7 – Net Loss per Share

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

	Three Months Ended	Three Months Ended
	June 30, 2018	June 30, 2017
Basic net loss per share computation:
Net loss	$(746,073)	$(286,091)
Add: Preferred dividends	(60,000)	-
Net loss attributable to common shareholders	(806,073)	(286,091)
Weighted-average common shares outstanding	3,255,887	3,255,887
Basic net loss per share	$(0.25)	$(0.09)
Diluted net loss per share computation
Net loss	$(746,073)	$(286,091)
Add: Preferred dividends	(60,000)	-
Add: Change in fair value of warrants	-	95,000
Diluted loss	$(806,073)	(381,091)
Weighted-average common shares outstanding	3,255,887	3,255,887
Incremental shares attributable to the assumed exercise of outstanding stock options and warrants	-	10,653
Total adjusted weighted-average shares	3,255,887	3,266,540
Diluted net loss per share	$(0.25)	$(0.12)

TEL-INSTRUMENT ELECTRONICS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 7 – Net Loss per Share (Continued)

The following table summarizes securities that, if exercised, would have an anti-dilutive effect on earnings per share:

	June 30, 2018	June 30, 2017
Convertible preferred stock	1,050,222	-
Stock options	42,500	79,000
Warrants	50,000	-
	1,142,722	79,000

Note 8 – Long-Term Debt

Term Loans with Bank of America

In July 2015, the Company entered into a term loan in the amount of $18,000 with Bank of America. The term loan is for three years, and matured in July 2018. Monthly payments were at $536 including interest at 4.5%. The term loan is collateralized by substantially all of the assets of the Company. At June 30, 2018 and March 31, 2018, the outstanding balances were $534 and $2,124, respectively. This loan was paid in full in July 2018.

Note 9 - Line of Credit

On March 21, 2016, the Company entered into a line of credit agreement with Bank of America, which expired March 31, 2017. In March 2017, the Company extended until March 31, 2018.  The line provides a revolving credit facility with borrowing capacity of up to $1,000,000. There are no covenants or borrowing base calculations associated with this line of credit. Interest on any outstanding balances is payable monthly at an annual interest rate equal to the LIBOR (London Interbank Offered Rates) Daily Floating plus 3.75 percentage points. The Company’s interest rate was 5.83% at June 30, 2018.   The line is collateralized by substantially all of the assets of the Company.  During the three months ended June 30, 2018, the Company repaid $50,000 against this line of credit. As of June 30, 2018 and March 31, 2018, the outstanding balances were $950,000 and $1,000,000, respectively.  As of June 30, 2018 the remaining availability under this line is $-0-. The Company is currently negotiating this line of credit with the bank.

Note 10 – Deferred Revenues

In June 2016, the Company negotiated a settlement with a customer in the amount of $679,935 for price increases due to delays on a production release. Deferred revenues are recognized based upon the shipment of units under this contract. No deferred revenues were recognized regarding this settlement for the three months ended June 30, 2018. During the three months ended June 30, 2017, the Company recognized the remaining balance of $73,302. As of June 30, 2018, the remaining deferred revenues related to the above-mentioned settlement was $-0-.

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

The table below presents information about reportable segments within the avionics business for the three month periods ending June 30, 2018 and 2017:

Three Months Ended June 30, 2018	Avionics Government	Avionics Commercial	Avionics Total	Corporate Items	Total
Net sales	$1,092,582	$721,632	$1,814,214	$-	$1,814,214
Cost of sales	761,254	571,647	1,332,901	-	1,332,901
Gross margin	331,328	149,985	481,313	-	481,313

Engineering, research, and development			517,323	-	517,323
Selling, general and administrative			217,128	349,397	566,525
Litigation costs				39,271	39,271
Interest income				(998)	(998)
Interest expense - judgment				71,220	71,220
Interest expense			-	34,045	34,045
Total expenses			734,451	492,935	1,227,386
Loss before income taxes			$(253,138)	$(492,935)	$(746,073)

Three Months Ended June 30, 2017	Avionics Government	Avionics Commercial	Avionics Total	Corporate Items	Total
Net sales	$2,972,326	$569,751	$3,542,077	$-	$3,542,077
Cost of sales	1,815,153	485,634	2,300,787	-	2,300,787
Gross margin	1,157,173	84,117	1,241,290	-	1,241,290

Engineering, research, and development			615,273	-	615,273
Selling, general and administrative			358,667	347,619	706,286
Litigation costs				382,512	382,512
Amortization of deferred financing costs			-	1,357	1,357
Change in fair value of common stock warrants			-	(95,000)	(95,000)
Proceeds from life insurance				(92,678)	(92,678)
Interest expense, net			-	9,631	9,631
Total expenses			973,940	553,441	1,527,381
Income (loss) before income taxes			$267,350	$(553,441)	$(286,091)

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

The tax effect of temporary differences, primarily net operating loss carryforwards, asset reserves and accrued liabilities, gave rise to the Company’s deferred tax asset.  Deferred income taxes are recognized for the tax consequence of such temporary differences at the enacted tax rate expected to be in effect when the differences reverse.  The Company has approximately $3.5 million in deferred tax assets, and we have provided a valuation allowance that offsets the majority of the asset. The inability to obtain new profitable contracts or the failure of the Company’s engineering development efforts could reduce estimates of future profitability, which could affect the Company’s ability to realize the deferred tax assets. Due to the adverse judgment and the resulting losses the past few years, management has established a valuation allowance against this deferred tax asset. This valuation allowance could be reversed when the Company returns to profitability, and can demonstrate that it will be able to utilize the deferred tax asset.

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

TEL-INSTRUMENT ELECTRONICS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 13 – Fair Value Measurements (continued)

The valuation techniques that may be used to measure fair value are as follows:

●	Market approach — Uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.

●

Income approach — Uses valuation techniques to convert future amounts to a single present amount based on current market expectations about those future amounts, including present value techniques, option-pricing models and excess earnings method.

●	Cost approach — Based on the amount that currently would be required to replace the service capacity of an asset (replacement cost).

The carrying value of the Company’s borrowings is a reasonable estimate of its fair value as borrowings under the Company’s credit facility reflect currently available terms and conditions for similar debt.

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as of June 30, 2018 and March 31, 2018.  As required by ASC 820-10, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

June 30, 2018	Level I	Level II	Level III	Total
Total Assets	$-	$-	$-	$-

Warrant liability	-	-	-	-
Total Liabilities	$-	$-	$-	$-

March 31, 2018	Level I	Level II	Level III	Total
Total Assets	$-	$-	$-	$-

Warrant liability	-	-	-	-
Total Liabilities	$-	$-	$-	$-

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

TEL-INSTRUMENT ELECTRONICS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 13 – Fair Value Measurements (continued)

The following table provides a summary of the changes in fair value of our Level 3 financial liabilities from March 31, 2018 through June 30, 2018, as well as the portion of gains or losses included in income attributable to unrealized gains or losses related to the liability held at June 30, 2018:

Level 3 Reconciliation	Balance at beginning of period	(Gains) and losses for the period (realized and unrealized)	Purchases, issuances, sales and settlements, net	Transfers in or out of Level 3	Balance at the end of period
Warrant liability	$-	$-	$-	$-	$-
Total Liabilities	$-	$-	$-	$-	$-

The Company has warrants with an outside investor to purchase 50,000 shares of the Company’s common stock at an exercise price of $3.35 per share or exercising the “put option” to the Company.  The warrant liability of the 50,000 warrants was $-0- at June 30, 2018 and at March 31, 2018.

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

On May 23, 2016, the Company filed a motion for summary judgment based on Aeroflex’s lack of jurisdictional standing to bring the case. The motion asserts that Aeroflex does not own the intellectual property at issue since it is a bare licensee of Northrop Grumman. Northrop Grumman has declined to join this suit as plaintiff. Aeroflex lacks standing to sue alone. Also, the motion raises the fact that Aeroflex allowed the license to expire. Aeroflex’s claims are either moot or Aeroflex lacks standing to sue for damages alleged to have accrued after the license ended in 2011. The motion for summary judgment was denied.

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

On July 11, 2018, the Court of Appeals entered an Order of Referral to Mediation and Order to Stay. The Company’s case was selected to participate in the Kansas Court of Appeals Appellate Mediation pilot program. Participation in the program is voluntary, either party may opt out of participation. If either party opts out, the order staying the case would be lifted and the appeal would proceed under normal procedures. The Plaintiff Aeroflex Wichita, Inc. opted out.

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

Note 16 – New Accounting Pronouncements

Recently Adopted Authoritative Pronouncements

Revenue Recognition

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers: Topic 606 which supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of Topic 606 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The ASU defines a five-step process to achieve the core principal and, in doing so, it is possible more judgement and estimates may be required within the revenue recognition process than are currently in use. The ASU was effective for the Company in the first quarter of 2019 using either of two methods: (1) retrospective application to each prior reporting period presented with the option to elect certain practical expedients or (2) retrospective application with the cumulative effect of initially applying the ASU recognized at the date of the initial application and providing certain disclosures. We adopted Topic 606 pursuant to the method (2) and we determined that any cumulative effect for the initial application did not require an adjustment to retained earnings at April 1, 2018.

The Company generates revenue from designing, manufacturing and selling avionic tests and measurement solutions for the global commercial air transport, general aviation, and government/military aerospace and defense markets. The Company also offers calibration and repair services for a wide range of airborne navigation and communication equipment.

TEL-INSTRUMENT ELECTRONICS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 16 – New Accounting Pronouncements (continued)

Recently Adopted Authoritative Pronouncements (continued)

Revenue Recognition (continued)

Under Financial Accounting Standards Board (“FASB”) Topic 606, Revenue from Contacts with Customers (“ASC 606”), the Company recognizes revenue when the customer obtains control of promised goods or services, in an amount that reflects the consideration which is expected to be received in exchange for those goods or services. The Company recognizes revenue following the five-step model prescribed under ASC 606: (i) identify contract(s) with a customer; (ii) identify the performance obligation(s) in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligation(s) in the contract; and (v) recognize revenue when (or as) the Company satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

Nature of goods and services

The following is a description of the products and services from which the Company generates revenue, as well as the nature, timing of satisfaction of performance obligations, and significant payment terms for each.

Test Units/Sets

The Company develops, and manufactures unit sets to test navigation and communication equipment, such as ramp testers and bench testers for radios installed in aircraft. The Company recognizes revenue when the customer obtains control of the Company’s product based on the contractual shipping terms of the contract. Revenue on products are presented gross because the Company is primarily responsible for fulfilling the promise to provide the product, is responsible to ensure that the product is produced in accordance with the related supply agreement, and bears the risk of loss while the inventory is in-transit. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring products to the customer.

If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price based on the estimated relative standalone selling prices of the promised products or services underlying each performance obligation. The Company determines     stand-alone selling prices based on the price at which the performance obligation is sold separately. If the stand-alone selling price is not observable through past transactions, the Company estimates the standalone selling price taking into account available information such as market conditions and internally approved pricing guidelines related to the performance obligations.

When determining the transaction price of a contract, an adjustment is made if payment from the customer occurs either significantly before or significantly after performance, resulting in a significant financing component. Applying the practical expedient in paragraph 606-10-32-18, the Company does not assess whether a significant financing component exists if the period between when the Company performs its obligations under the contract and when the customer pays is one year or less. None of the Company’s contracts contained a significant financing component as of June 30, 2018.

Replacement Parts

The Company offers replacement parts for test equipment, ramp testers, and bench testers. Similar to the sale of test units, the control of the product transfers at a point of time and therefore, revenue is recognized at the point in time when the obligation to the customer has been fulfilled.

TEL-INSTRUMENT ELECTRONICS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 16 – New Accounting Pronouncements (continued)

Extended Warranties

The extended warranties sold by the Company provide a level of assurance beyond the coverage for defects that existed at the time of a sale or against certain types of covered damage with coverage terms generally ranging from 5 to 7 years. Amounts received for warranties are recorded as deferred revenue and recognized as revenue ratably over the respective term of the agreements. As of June 30, 2018, approximately $597,272 is expected to be recognized from remaining performance obligations for extended warranties.  For the three months ended June 30, 2018, the Company recognized revenue of $8,933 from amounts that were included in Deferred Revenue.

Repair and Calibration Services

The Company offers repair and calibration services for units that are returned for annual calibrations and/or for repairs after the warranty period has expired. The Company repairs and calibrates a wide range of airborne navigation and communication equipment. Revenue is recognized at the time the repaired or calibrated unit is shipped, as it is at this time that the work is completed.

The majority of the Company’s revenues are from contracts with the U.S. government, airlines, aircraft manufacturers, such as Boeing and Lockheed Martin, domestic distributors, international distributors for sales to military and commercial customers, and other commercial customers. The contracts with the U.S. government typically are subject to the Federal Acquisition Regulation (“FAR”) which provides guidance on the types of costs that are allowable in establishing prices for goods and services provided under U.S. government contracts.

Payment terms and conditions vary by contract, although terms generally include a requirement of payment within a range from 30 to 60 days, or in certain cases, up-front deposits. In circumstances where the timing of revenue recognition differs from the timing of invoicing, the Company has determined that the Company's contracts generally do not include a significant financing component. Payments received prior to the delivery of units or services performed are recorded as deferred revenues. Taxes collected from customers, which are subsequently remitted to governmental authorities, are excluded from sales. Shipping and handling costs charged to customers are classified as sales, and the shipping and handling costs incurred are included in cost of sales.

Disaggregation of revenue

In the following table, revenue is disaggregated by revenue category.

	For the Three Months Ended June 30, 2018
	Commercial	Government
Sales Distribution

Test Units	$334,232	$1,092,582
Repairs and Calibration	332,699	-
Replacement Parts	45,768	-
Extended Warranty	8,933	-
	$721,632	$1,092,582

TEL-INSTRUMENT ELECTRONICS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 16 – New Accounting Pronouncements (continued)

Recent Authoritative Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires lessees to put most leases on their balance sheets by recognizing a lessee’s rights and obligations, while expenses will continue to be recognized in a similar manner to today’s legacy lease accounting guidance. This ASU could also significantly affect the financial ratios used for external reporting and other purposes, such as debt covenant compliance. This ASU will be effective for the Company on April 1, 2019, with early adoption permitted. The Company is currently in the process of assessing the impact of this ASU on our consolidated financial statements.

No other recently issued accounting pronouncements had or are expected to have a material impact on the Company’s consolidated financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

This Quarterly Report on Form 10-Q and other reports filed by the Company from time to time with the SEC (collectively the “Filings”) contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management.  Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof.  When used in the Filings, the words “may”, “will”, “anticipate”, “believe”, “estimate”, “expect”, “future”, “intend”, “plan”, or the negative of these terms and similar expressions as they relate to the Company or the Company’s management are intended to identify forward-looking statements.  Such statements reflect the current view of the Company with respect to future events and we caution you that these statements are not guarantees of future performance or events and are subject to risks, assumptions, and other factors.  Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

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

Overview

We continue to pursue the international market where we believe that there is significant opportunity. The order cycle for this market is longer than we had expected, but we know that the market does exist. The Company has built a very solid position in the Mode 5 Identification Friend or Foe (“IFF”) flight line test equipment market, and these products will be very competitive in the overseas markets. We believe that we are well-positioned as our CRAFT and TS-4530A flight-line test sets have been endorsed by the U.S. military and we have already delivered test sets into 18 international markets. The new T-47/M5 Mode 5 IFF test set will be a cost-effective upgrade option for our large installed base of Mode 4 test sets and we have seen substantial interest and orders for this test set from a number of countries.  All allied countries have a drop-dead date of January 1, 2020 for Mode 5 capability so this international business begin to accelerate this year and remain for at least the next three years. Our business development team has visited with several customers from Europe and the Far East with the intention of securing volume Mode 5 orders which should commence later this calendar year. We have recently been informed by Germany that they plan to award a contract to the Company for 275 TS-4530A test sets, which should result in a multi-million dollar contract for the Company. This award is currently being protested by an unsuccessful bidder, but we hope to receive this contract within the next few months. We are also currently pursuing opportunities in Australia and other areas in the Middle East and Canada. We have just started to receive orders from the overseas markets, and we will continue to actively market our products to all of the major international customers. Our expectation is that we will significantly improve both our revenues and gross margins starting sometime in the 2019 calendar year, but because the timing of these new orders is largely out of our hands, we expect to see continued volatility in our quarterly revenues. Nonetheless, we are encouraged by the increasing activity we are seeing for both our commercial and military products.

Based on input from the government, we believe that we will receive some sizable orders from the U.S. Department of Defense (the “DOD”) for additional test sets this calendar year. We believe that this will help drive revenues and profitability growth.

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

This new technology could provide us with the opportunity to expand out of our relatively narrow avionics test market niche and enter the much larger secure communications radio test market. We are actively working to line up partners to enter this growth market and we believe that our new hardware platform provides unmatched capabilities in a market leading form factor. In March 2018, the Company announced the introduction of its new handheld avionics flight-line Test Set, the “SDR-OMNI”. The world’s first “All-in-One” Avionics Test Set utilizes true software-designed radio technology that enables it to test all common avionics functions in one 4.5 pound test set.

The initial SDR-OMNI software release will provide test capability for Transponders (Modes A, C, and S), ADS-B, and 978 MHz UAT capability for the large general aviation test market. This release is targeted at the civil aviation market that is subject to the January 1, 2020 requirement for ADS-B out capability. The initial version of this product should be available towards the end of 2018. The next software release will incorporate Nav/Comm test functions which can be purchased as APP’s by our customers. We continue to evaluate other attractive potential market opportunities.

The Aeroflex litigation (see Note 15) did not result in a favorable outcome for the Company, despite our belief that we committed no wrong doing. The Judge did not change the result or vacate the damage award based on our latest motions, and, as such, we are appealing this decision, and filed the appeal document (the “Appeal”)  the week of May 28, 2018. The Company has posted a $2,000,000 bond to prevent Aeroflex from enforcement actions until a final decision has been rendered by the Court. This $2 million bond amount would remain in place during the appeal process which would be expected to take several years to complete. We believe that we will have approximately two to three years to generate sufficient cash or secure additional financing to support the repayment of the remaining $2.9 million not covered by the $2 million appeal bond, if we do not prevail with the appeal.

On November 14, 2017, the Company completed a $3 million issuance of its Series A Preferred Stock with an existing investor. This preferred stock includes an 8% dividend rate and is convertible into shares of our common stock at a price of $3.00 per share. The proceeds from this transaction were used to finance the Appeal and for working capital purposes.

On August 8, 2018, the Company received a letter from the staff of the NYSE American (the “Exchange”) stating that based on the Company’s financial statements at March 31, 2018, the Company is not in compliance with Section 1003(a)(ii) of the NYSE American Company Guide, which requires that a company’s stockholders’ equity be $4.0 million or more if it has reported net losses in three of its last four fiscal years (the “Stockholders’ Equity Requirement”).

As of March 31, 2018, the Company had a stockholders’ deficit of approximately $1.4 million, and had net losses in three of its last four fiscal years, thus bringing the Company below the Stockholders’ Equity Requirement.  The decline in equity primarily resulted from the accrual of approximately $5 million in damages arising from the Aeroflex litigation as well as over $2 million in litigation costs over the years. The Company also had to record a valuation allowance of approximately $3.5 million against the Company’s deferred tax asset.

The Company is preparing a plan (the “Plan”) that will be submitted to the Exchange describing the actions the Company is considering taking to regain compliance with the Stockholders’ Equity Requirement. The Company has also been advised that it will be subject to delisting proceedings if it does not regain compliance prior to the deadline of January 29, 2019, or if the Exchange determines that Company is not making progress consistent with the Plan. The Company’s stock will continue to be listed on the NYSE American while the Company evaluates it various alternatives. The Company’s receipt of such notification from the Exchange does not affect the Company’s business, operations or reporting requirements with the U.S. Securities and Exchange Commission.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview (continued)

At June 30, 2018, the Company’s backlog of orders was approximately $1.8 million as compared to $1.9 million at June 30, 2017. Historically, the Company obtains orders which are required to be filled in less than 12 months, and therefore, these anticipated orders are not reflected in the backlog. As such, in the future, the Company will not maintain a substantial backlog as it has the last few years and will ship orders in less than 12 months.

The Company continues to pursue additional financing opportunities.  Financing discussions have been taking place with various parties, but the Company has no firm commitment from any party to provide additional funding at this time. Moreover, there is no assurance that sufficient funding will be available, or if available, that its terms will be favorable to the Company. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

Sales

For the three months ended June 30, 2018, total net sales decreased $1,727,863 (48.8%) to $1,814,214 as compared to $3,542,077 for the three months ended June 30, 2017. Avionics government sales decreased $1,879,744 (63.2%) to $1,092,852 for the three months ended June 30, 2018, as compared to $2,972,326 for the three months ended June 30, 2017. The decrease in sales is mostly attributed to the decrease in shipment of the U.S. Army TS-4530A which is now completed, CRAFT units and certain other legacy products, partially offset by the increase in sales associated with the shipments of the T-47/M5. Commercial sales increased $151,881 (26.7%) to $721,632 for the three months ended June 30, 2018 as compared to $569,751 for the three months ended June 30, 2017. This increase is attributed to the increased sales from our repair business as well as increased shipments of the TR-220.

Gross Margin

For the three months ended June 30, 2018, total gross margin decreased $759,977 (61.2%) to $481,313 as compared to $1,241,290 for the three months ended June 30, 2017, respectively, primarily as a result of the lower volume. The gross margin percentage for the three months ended June 30, 2018 was 26.5% as compared to 35.0% for the three months ended June 30, 2017. The lower gross margin percentage is attributable to the lower volume for the quarter.

Operating Expenses

Selling, general and administrative expenses decreased $139,761 (19.8%) to $566,525 for the three months ended June 30, 2018 as compared to $706,286 for the three months ended June 30, 2017, respectively. This decreases is primarily attributed to lower salaries and related expenses as well as lower commission expenses.

Litigation costs decreased $343,241 to $39,271 for the three months ended June 30, 2018 as compared to $382,512 for the three months ended June 30, 2017 as a result of less activity associated with the Aeroflex litigation. The Company has filed its appeal (see Notes 5 and 15 to Notes to the Condensed Consolidated Financial Statements).

Engineering, research and development expenses decreased $97,950 (15.9%) to $517,323 for the three months ended June 30, 2018 as compared to $615,273 for the three months ended June 30, 2017. The Company also continues to invest in the development of the Company’s hand-held product line utilizing CRAFT and TS-4530A technology and the T47-M5 test set, the enhanced remote client, and the incorporation of other product enhancements in existing designs.

Loss from Operations

As a result of the above, the Company recorded a loss from operations of $641,806 for the three months ended June 30, 2018, as compared to a loss from operations of $462,781 for the three months ended June 30, 2017.

Other Income (Expense), Net

For the three months ended June 30, 2018, total other expense was $104,267, as compared to other income of $176,690 for the three months ended June 30, 2017. The three months ended June 30, 2017 included a gain loss on the change in the valuation of common stock warrants as well as proceeds from a life insurance policy which did not occur in the first quarter of the current fiscal year ended June 30, 2018.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued).

Loss before Income Taxes

As a result of the above, the Company recorded a loss before taxes of $746,073 for the three months ended June 30, 2018 as compared to a loss before taxes of $286,091 for the three months ended June 30, 2017.

Income Tax Benefit

For the three months ended June 30, 2018 and June 30, 2017, the Company recorded no income tax benefit as such amounts were offset by a valuation allowance.

Net Loss

As a result of the above, the Company recorded a net loss of $746,073 for the three months ended June 30, 2018 as compared to a net loss of $286,091 for the three months ended June 30, 2017.

Liquidity and Capital Resources

At June 30, 2018, the Company had net negative working capital of $2,078,783 as compared to negative working capital of $1,335,879 at March 31, 2018. This change is primarily the result of lower accounts receivable and inventories.

These consolidated financial statements have been prepared in conformity with GAAP, which contemplates continuation of the Company as a going concern.  As reflected in the accompanying financial statements, for the year ended March 31, 2018, the Company incurred accumulated losses of $4,322,311, and incurred a loss of $746,073 for the quarter ended June 30, 2018. As discussed in Note 15 to the Notes to the Condensed Consolidated Financial Statements, the Company has recorded estimated damages to date of $5,059,960, including interest and additional fees, as a result of the jury verdict associated with the Aeroflex litigation. The Company’s line of credit agreement expired on Mach 31, 2018.  We have no commitment from any party to provide additional working capital and there is no assurance that any funding will be available as required, or if available, that its terms will be favorable or acceptable to the Company. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued.

The jury found no misappropriation of Aeroflex trade secrets but it did rule that the Company tortiously interfered with a prospective business opportunity and awarded damages. The jury also ruled that Tel tortiously interfered with Aeroflex’s non-disclosure agreements with two former Aeroflex employees. The jury also found that the former Aeroflex employees breached their non-disclosure agreements with Aeroflex. The Court conducted further hearings on the Company’s post-trial motions which sought to reduce the damages award of $2.8 million, as well as the punitive damages claim.  The Court denied the Company’s motions and awarded Aeroflex an additional $2.1 million of punitive damages. The Company filed motions in January 2018 for the Court to reconsider the amount of damages on the grounds that they are duplicative and not legally supportable. A hearing on this motion was held. The Judge rejected all of our arguments and declined to order a new trial. We filed the appeal document the week of May 28. The Company has posted a $2,000,000 bond. This $2 million bond amount will remain in place during the appeal process (See Notes 5 and 15). The Company believes it has solid grounds to appeal this verdict. The appeal process is anticipated to take several years to complete.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued).

Liquidity and Capital Resources (continued)

During the three months ended June 30, 2018, the Company’s cash balance decreased by $53,080 to $254,732.  The Company’s principal sources and uses of funds were as follows:

Cash provided by (used in) operating activities. For the three months ended June 30, 2018, the Company provided $170 in cash for operations as compared to using $122,270 in cash for operations for the three months ended June 30, 2017.  This increase in cash for operations is primarily the result of decreases in accounts receivable and inventories as well as an increase in deferred revenues offset mostly lower operating income.

Cash used in investing activities.  For the three months ended June 30, 2018, the Company used $-0- of its cash for investment activities, as compared to $21,506 for the three months ended June 30, 2017 as a result of an decrease in the purchase of capital equipment.

Cash (used in) provided by financing activities. For the three months ended June 30, 2018, the Company used $53,250 in cash for financing activities as compared to providing $91,157 for the three months ended June 30, 2017 primarily as a result of the no borrowings from the line of credit partially offset by the lower repayment of debt as a result of payment in full of the Company’s major bank loan in November 2017.

In July 2015, the Company entered into a term loan in the amount of $18,000 with Bank of America. The term loan is for three years, and matured in July 2018. Monthly payments were at $536 including interest at 4.5%. The term loan is collateralized by substantially all of the assets of the Company. At June 30, 2018 and March 31, 2018, the outstanding balances were $534 and $2,124, respectively. This loan was paid in full in July 2018.

On March 21, 2016, the Company entered into a line of credit agreement with Bank of America, which expired March 31, 2017. In March 2017, the Company extended until March 31, 2018.  The line provides a revolving credit facility with borrowing capacity of up to $1,000,000. There are no covenants or borrowing base calculations associated with this line of credit. Interest on any outstanding balances is payable monthly at an annual interest rate equal to the LIBOR (London Interbank Offered Rates) Daily Floating plus 3.75 percentage points. The Company’s interest rate was 5.83 at June 30, 2018.   The line is collateralized by substantially all of the assets of the Company.  During the three months ended June 30, 2018, the Company repaid $50,000 against this line of credit. As of June 30, 2018 and March 31, 2018, the outstanding balances were $950,000 and $1,000,000, respectively.  As of June 30, 2018 the remaining availability under this line is $-0-. The Company is currently negotiating this line of credit with the bank.

Currently, the Company has no material future capital expenditure requirements.

There was no significant impact on the Company’s operations as a result of inflation for the three months ended June 30, 2018.

These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2018, filed with the SEC on July 16, 2018 (the “Annual Report”).

Off-Balance Sheet Arrangements

As of June 30, 2018, the Company had no material off-balance sheet arrangements.

Critical Accounting Policies

Our critical accounting policies are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report. There have been no changes in our critical accounting policies. Our significant accounting policies are described in our notes to the 2018 consolidated financial statements included in our Annual Report.

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

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings (continued)

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

On July 11, 2018, the Court of Appeals entered an Order of Referral to Mediation and Order to Stay. The Company’s case was selected to participate in the Kansas Court of Appeals Appellate Mediation pilot program. Participation in the program is voluntary, either party may opt out of participation. If either party opts out, the order staying the case would be lifted and the appeal would proceed under normal procedures. The Plaintiff Aeroflex Wichita, Inc. opted out.

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

Item 1A.  Risk Factors.

We believe there are no changes that constitute material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2018, filed with the SEC on July 16, 2018.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company’s equity securities during the quarter ended June 30, 2018.

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

TEL-INSTRUMENT ELECTRONICS CORP.

Date: August 20, 2018	By:	/s/ Jeffrey C. O’Hara
Name: Jeffrey C. O’Hara
Title: Chief Executive Officer Principal Executive Officer

Date: August 20, 2018	By:	/s/ Joseph P. Macaluso
Name: Joseph P. Macaluso
Title: Principal Financial Officer Principal Accounting Officer