Form 10-Q
period 2018-09-30
TEL INSTRUMENT ELECTRONICS CORP
filed 2018-11-19
CIK 96885

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer,  smaller  reporting  company,  or an emerging  growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 12, 2018, there were 3,255,887 shares outstanding of the registrant’s common stock.

TEL-INSTRUMENT ELECTRONICS CORP.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

TEL-INSTRUMENT ELECTRONICS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2018	March 31, 2018
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$278,443	$307,812
Accounts receivable, net	769,553	1,095,049
Inventories, net	3,762,164	4,269,934
Restricted cash to support appeal bond	2,002,873	2,000,866
Prepaid expenses and other current assets	130,835	147,746
Total current assets	6,943,868	7,821,407

Equipment and leasehold improvements, net	142,917	180,763
Deferred tax asset, net	63,500	63,500
Other long-term assets	35,109	35,109
Total assets	7,185,394	8,100,779

LIABILITIES & STOCKHOLDERS’ DEFICIT

Current liabilities:
Current portion of long-term debt	-	2,124
Line of credit	840,000	1,000,000
Capital lease obligations – current portion	7,200	6,875
Accounts payable and accrued liabilities	2,355,269	2,580,383
Deferred revenues – current portion	344,164	60,051
Accrued legal damages	5,144,644	5,059,990
Accrued payroll, vacation pay and payroll taxes	363,588	447,863
Total current liabilities	9,054,865	9,157,286

Capital lease obligations – long-term	3,202	6,885
Deferred revenues – long-term	296,526	337,676
Total liabilities	9,354,593	9,501,847

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, 1,000,000 shares authorized, par value $0.10 per share, 500,000 shares 8% Cumulative Series A Convertible Preferred issued and Outstanding	3,155,998	3,035,998
Common stock, 4,000,000 shares authorized, par value $0.10 per share, 3,255,887 shares issued and outstanding, respectively	325,586	325,586
Paid-in capital in excess of par value, common stock	8,096,327	8,046,975
Accumulated deficit	(13,747,110)	(12,809,627)
Total stockholders’ deficit	(2,169,199)	(1,401,068)
Total liabilities and stockholders’ deficit	$7,185,394	$8,100,779

See accompanying notes to condensed consolidated financial statements.

TEL-INSTRUMENT ELECTRONICS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017

Net sales	$2,222,941	$1,787,165	$4,037,155	$5,329,242
Cost of sales	1,223,728	1,387,295	2,556,629	3,688,082

Gross margin	999,213	399,870	1,480,526	1,641,160

Operating expenses:
Selling, general and administrative	555,411	626,395	1,121,936	1,332,681
Litigation expenses	35,848	43,333	75,119	425,845
Legal damages	-	2,100,000	-	2,100,000
Engineering, research and development	503,380	529,667	1,020,703	1,144,940
Total operating expenses	1,094,639	3,299,395	2,217,758	5,003,466

Loss from operations	(95,426)	(2,899,525)	(737,232)	(3,362,306)

Other income (expense):
Interest income	1,009	-	2,007	-
Proceeds from life insurance	-	-	-	92,678
Amortization of deferred financing costs	-	(1,357)	-	(2,714)
Change in fair value of common stock warrants	-	(5,000)	-	90,000
Interest expense - judgement	(72,003)		(143,223)	-
Interest expense	(24,990)	(14,707)	(59,035)	(24,338)
Total other (expense) income	(95,984)	(21,064)	(200,251)	155,626

Loss income before income taxes	(191,410)	(2,920,589)	(937,483)	(3,206,680)

Income tax expense	-	-	-	-

Net loss	$(191,410)	$(2,920,589)	$(937,483)	$(3,206,680)

Preferred dividends	60,000	-	120,000	-

Net loss attributable to common shareholders	$(251,410)	$(2,920,589)	$(1,057,483)	$(3,206,680)

Basic loss per common share	$(0.08)	$(0.90)	$(0.32)	$(0.98)
Diluted loss per common share	$(0.08)	$(0.90)	$(0.32)	$(0.98)

Weighted average shares outstanding:
Basic	3,255,887	3,255,887	3,255,887	3,255,887
Diluted	3,255,887	3,255,887	3,255,887	3,255,887

See accompanying notes to condensed consolidated financial statements.

TEL-INSTRUMENT ELECTRONICS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	September 30, 2018	September 30, 2017

Cash flows from operating activities:
Net loss	$(937,483)	$(3,206,680)
Adjustments to reconcile net loss to net cash used in operating activities:
Deferred income taxes	-	-
Depreciation and amortization	37,846	38,112
Provision for inventory obsolescence	45,000	25,000
Amortization of deferred financing costs	-	2,714
Change in fair value of common stock warrant	-	(90,000)
Non-cash stock-based compensation	13,177	15,815

Changes in assets and liabilities:
Decrease in accounts receivable	325,496	489,105
Decrease (increase) in inventories	462,770	(273,198)
Decrease in prepaid expenses & other assets	16,911	108,582
Increase in restricted cash for appeal bond	(2,007)	-
(Decrease) increase in accounts payable and other accrued expenses	(225,114)	284,611
Decrease in federal and state taxes	-	(4,105)
Decrease in accrued payroll, vacation pay & withholdings	(84,275)	(110,397)
Increase (decrease) increase in deferred revenues	242,963	(64,420)
Increase in accrued legal damages	84,654	2,100,000
Net cash used in operating activities	(20,062)	(684,861)

Cash flows from investing activities:
Purchases of equipment	-	(53,402)
Net cash used in investing activities	-	(53,402)

Cash flows from financing activities:
Proceeds from line of credit	-	800,000
Repayment of line of credit	(160,000)	-
Repayment of long-term debt	(2,124)	(216,313)
Proceeds from short-swing profits from an investor	156,175	-
Repayment of capitalized lease obligations	(3,358)	(3,062)
Net cash (used in) provided by financing activities	(9,307)	580,625

Net decrease in cash and cash equivalents	(29,369)	(157,638)
Cash and cash equivalents at beginning of period	307,812	287,873
Cash and cash equivalents at end of period	$278,443	$130,235

Supplemental cash flow information:
Taxes paid	$-	$5,000
Interest paid	$28,278	$36,477

See accompanying notes to condensed consolidated financial statements.

TEL-INSTRUMENT ELECTRONICS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of Tel-Instrument Electronics Corp. (the “Company” or “TIC” or “Tel”) as of September 30, 2018, the results of operations for the three and six months ended September 30, 2018 and September 30, 2017, and statements of cash flows for the six months ended September 30, 2018 and September 30, 2017.  These results are not necessarily indicative of the results to be expected for the full year.  The financial statements have been prepared in accordance with the requirements of Form 10-Q and consequently do not include disclosures normally made in an Annual Report on Form 10-K.  The March 31, 2018 balance sheet included herein was derived from the audited financial statements included in the Company’s Annual Report on Form 10-K as of that date.  Accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2018, as filed with the United States Securities and Exchange Commission (the “SEC”) on July 16, 2018 (the “Annual Report).

Note 2 – Liquidity and Going Concern

These consolidated financial statements have been prepared in conformity with GAAP, which contemplates continuation of the Company as a going concern.  As reflected in the accompanying financial statements, for the year ended March 31, 2018, the Company incurred a net loss of $4,322,311 and a loss of $937,483 for the six months ended September 30, 2018. As discussed in Note 14 to the Notes to the Condensed Consolidated Financial Statements, the Company has recorded estimated damages to date of $5,144,644, including interest and additional fees, as a result of the jury verdict associated with the Aeroflex litigation. The Company has filed for an appeal.

The jury found no misappropriation of Aeroflex trade secrets but it did rule that the Company tortiously interfered with a prospective business opportunity and awarded damages. The jury also ruled that Tel tortiously interfered with Aeroflex’s non-disclosure agreements with two former Aeroflex employees. The jury also found that the former Aeroflex employees breached their non-disclosure agreements with Aeroflex. The Court conducted further hearings on the Company’s post-trial motions which sought to reduce the damages award of $2.8 million, as well as the punitive damages claim.  The Court denied the Company’s motions and awarded Aeroflex an additional $2.1 million of punitive damages. The Company has filed motions in January 2018 for the Court to reconsider the amount of damages on the grounds that they are duplicative and not legally supportable. The Court heard these motions and such motions were denied. The Company has filed for the appeal. The Company has posted a $2,000,000 bond for the appeal. This $2 million bond amount will remain in place during the appeal process (See Note 14). The Company believes it has solid grounds to appeal this verdict. The appeal process is expected to take several years to complete. However, the Company cannot predict the timing or the outcome of the appeal.

The Company believes it has sufficient financing in place to fund its plans for the next twelve months due in part to recent large orders it has received that should return the Company to profitability. The Company’s line of credit agreement expires on May 31, 2019.  On October 5, 2018, the Company entered into a definitive subscription agreement with an accredited investor, pursuant to which the investor purchased an aggregate of 166,667 shares of the Company’s Series B Preferred Stock (the “Series B Preferred”) for $1 million. The Company intends to use such proceeds for working capital purposes. We have no other firm commitments from any party to provide additional working capital and there is no assurance that any funding will be available as required, or if available, that its terms will be favorable or acceptable to the Company. The pending judgment raises substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued.

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

Note 3 – Summary of Significant Accounting Policies

During the six months ended September 30, 2018, there have been no material changes in the Company’s significant accounting policies to those previously disclosed in the Annual Report.

TEL-INSTRUMENT ELECTRONICS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 4 – Accounts Receivable, net

The following table sets forth the components of accounts receivable:

	September 30, 2018	March 31, 2018
Government	$436,180	$998,522
Commercial	340,873	104,027
Less: Allowance for doubtful accounts	(7,500)	(7,500)
	$769,553	$1,095,049

Note 5 – Restricted Cash to support appeal bond

The Company transferred $2,000,000 to a restricted cash account to secure a letter of credit which was used for collateral for the appeal bond (See Notes 13 and 14).

Note 6 – Inventories, net

Inventories consist of:

	September 30, 2018	March 31, 2018

Purchased parts	$2,956,459	$3,571,874
Work-in-process	1,254,607	1,051,725
Finished goods	16,098	66,335
Less: Inventory reserve	(465,000)	(420,000)
	$3,762,164	$4,269,934

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

	Three Months Ended	Three Months Ended
	September 30, 2018	September 30, 2017
Basic net loss per share computation:
Net loss	$(191,410)	$(2,920,589)
Add: Preferred dividends	(60,000)	-
Net loss attributable to common shareholders	(251,410)	(2,920,589)
Weighted-average common shares outstanding	3,255,887	3,255,887
Basic net loss per share	$(0.08)	$(0.90)
Diluted net loss per share computation
Net loss income	$(191,410)	$(2,920,589)
Add: Preferred dividends	(60,000)	-
Diluted loss income	$(251,410)	(2,920,589)
Weighted-average common shares outstanding	3,255,887	3,255,887
Incremental shares attributable to the assumed exercise of outstanding stock options and warrants	-	-
Total adjusted weighted-average shares	3,255,887	3,255,887
Diluted net loss per share	$(0.08)	$(0.90)

TEL-INSTRUMENT ELECTRONICS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 7 – Net Loss per Share (Continued)

	Six Months Ended	Six Months Ended
	September 30, 2018	September 30, 2017
Basic net loss per share computation:
Net loss	$(937,483)	$(3,206,680)
Add: Preferred dividends	(120,000)	-
Net loss attributable to common shareholders	(1,057,483)	(3,206,680)
Weighted-average common shares outstanding	3,255,887	3,255,887
Basic net income per share	$(0.32)	$(0.98)
Diluted net loss per share computation
Net loss	$(937,483)	$(3,206,680)
Add: Preferred dividends	(120,000)	-
Diluted loss attributable to common shareholders	$(1,057,483)	(3,206,680)
Weighted-average common shares outstanding	3,255,887	3,255,887
Incremental shares attributable to the assumed exercise of outstanding stock options and warrants	-	-
Total adjusted weighted-average shares	3,255,887	3,255,887
Diluted net loss per share	$(0.32)	$(0.98)

The following table summarizes securities that, if exercised, would have an anti-dilutive effect on earnings per share:

	September 30, 2018	September 30, 2017
Convertible preferred stock	1,070,222	-
Stock options	42,500	77,000
Warrants	50,000	50,000
	1,162,722	127,000

Note 8 – Long-Term Debt

Term Loans with Bank of America

In July 2015, the Company entered into a term loan in the amount of $18,000 with Bank of America. The term loan was for three years, and matured in July 2018. Monthly payments were $536 including interest at 4.5%. The term loan was collateralized by substantially all of the assets of the Company. At September 30, 2018 and March 31, 2018, the outstanding balances were $-0- and $2,124, respectively. This loan was paid in full in July 2018.

TEL-INSTRUMENT ELECTRONICS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 9 – Line of Credit

On March 21, 2016, the Company entered into a line of credit agreement with Bank of America, which expired March 31, 2017. In March 2017, the Company extended until March 31, 2018.  The line provided a revolving credit facility with borrowing capacity of up to $1,000,000. There were no covenants or borrowing base calculations associated with this line of credit. On August 29, 2018, the Company entered a Loan Modification Agreement (the “Agreement”) with the bank. The Company had been working with the bank and had paid $100,000 to the bank to lower the outstanding balance to $900,000 at the signing of the Agreement. The Agreement has the following provisions:

1)	The Company to make an additional principal payment of $50,000 by October 1, 2018. (The Company made this payment.)
2)	Borrowing base calculation tied to accounts receivable and inventories.
3)	The Agreement expires May 31, 2019.
4)

Interest on any outstanding balances is payable monthly at an annual interest rate equal to the LIBOR (London Interbank Offered Rates) Daily Floating plus 3.75 percentage points. The Company’s interest rate was 5.915% at September 30, 2018.

5)	The line is collateralized by substantially all of the assets of the Company.
6)	The Company will make principal payments of $5,000 per month from September 30, 2018 through November 30, 2018 and principal payments of $10,000 per month from December 31, 2018 to May 31, 2019.
7)	Beginning with the fiscal year ended March 31, 2019, the Company must maintain a debt service coverage ratio.

During the six months ended September 30, 2018, the Company repaid $160,000 against this line of credit. As of September 30, 2018 and March 31, 2018, the outstanding balances were $840,000 and $1,000,000, respectively.  As of September 30, 2018 the remaining availability under this line is $-0-.

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

Management evaluates the performance of its segments and allocates resources to them based on gross margin. The Company’s general and administrative costs and sales and marketing expenses, and engineering costs are not segment specific. As a result, all operating expenses are not managed on a segment basis.  Net interest includes expenses on debt and income earned on cash balances, both maintained at the corporate level. The table below presents information about reportable segments within the avionics business for the three and six month periods ending September 30, 2018 and 2017:

Three Months Ended September 30, 2018	Avionics Government	Avionics Commercial	Avionics Total	Corporate Items	Total
Net sales	$1,284,099	$938,842	$2,222,941	$-	$2,222,941
Cost of sales	714,590	509,138	1,223,728	-	1,223,728
Gross margin	569,509	429,704	999,213	-	999,213

Engineering, research, and development			503,380	-	503,380
Selling, general and administrative			194,179	361,232	555,411
Litigation costs				35,848	35,848
Interest income			-	(1,009)	(1,009)
Interest expense - judgment				72,003	72,003
Interest expense			-	24,990	24,990
Total expenses			697,559	493,064	1,190,623
Income (loss) before income taxes			$301,654	$(493,064)	$(191,410)

TEL-INSTRUMENT ELECTRONICS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 10 – Segment Information (continued)

Three Months Ended September 30, 2017	Avionics Government	Avionics Commercial	Avionics Total	Corporate Items	Total
Net sales	$1,028,693	$758,472	$1,787,165	$-	$1,787,165
Cost of sales	660,589	726,706	1,387,295	-	1,387,295
Gross margin	368,104	31,766	399,870	-	399,870

Engineering, research, and development			529,667	-	529,667
Selling, general and administrative			277,518	348,877	626,395
Litigation costs				43,333	43,333
Legal damages				2,100,000	2,100,000
Amortization of deferred financing costs			-	1,357	1,357
Change in fair value of common stock warrants			-	5,000	5,000
Proceeds from life insurance				-	-
Interest expense, net			-	14,707	14,707
Total expenses			807,185	2,513,274	3,320,459
Loss before income taxes			$(407,315)	$(2,513,274)	$(2,920,589)

Six Months Ended September 30, 2018	Avionics Government	Avionics Commercial	Avionics Total	Corporate Items	Total
Net sales	$2,376,681	$1,660,474	$4,037,155	$-	$4,037,155
Cost of sales	1,475,844	1,080,785	2,556,629	-	2,556,629
Gross margin	900,837	579,689	1,480,526	-	1,480,526

Engineering, research, and development			1,020,703	-	1,020,703
Selling, general and administrative			411,307	710,629	1,121,936
Litigation costs				75,119	75,119
Interest income			-	(2,007)	(2,007)
Interest expense - judgment				143,223	143,223
Interest expense			-	59,035	59,035
Total expenses			1,432,010	985,999	2,418,009
Income (loss) before income taxes			$48,516	$(985,999)	$(937,483)

Six Months Ended September 30, 2017	Avionics Government	Avionics Commercial	Avionics Total	Corporate Items	Total
Net sales	$4,001,019	$1,328,223	$5,329,242	$-	$5,329,242
Cost of sales	2,475,742	1,212,340	3,688,082	-	3,688,082
Gross margin	1,525,277	115,883	1,641,160	-	1,641,160

Engineering, research, and development			1,144,940	-	1,144,940
Selling, general and administrative			636,185	696,496	1,332,681
Litigation costs				425,845	425,845
Legal damages				2,100,000	2,100,000
Amortization of deferred financing costs			-	2,714	2,714
Change in fair value of common stock warrants			-	(90,000)	(90,000)
Proceeds from life insurance				(92,678)	(92,678)
Interest expense, net			-	24,338	24,338
Total expenses			1,781,125	3,066,715	4,847,840
Loss before income taxes			$(139,965)	$(3,066,715)	$(3,206,680)

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

The carrying value of the Company’s borrowings is a reasonable estimate of its fair value as borrowings under the Company’s credit facility reflect currently available terms and conditions for similar debt. The Company has warrants with an outside investor to purchase 50,000 shares of the Company’s common stock at an exercise price of $3.35 per share or exercising the “put option” to the Company.  These warrants are measured at fair value. The warrant liability of the 50,000 warrants was $-0- at September 30, 2018 and at March 31, 2018.

Note 13 – Series A 8% Convertible Preferred Stock

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

On July 11, 2018, the Court of Appeals entered an Order of Referral to Mediation and Order to Stay. The Company’s case was selected to participate in the Kansas Court of Appeals Appellate Mediation pilot program. Participation in the program is voluntary, either party may opt out of participation. The order staying the case was lifted because Aeroflex Wichita, Inc. opted out, and as a result the appeal will proceed under normal procedures. The appeal process is anticipated to take several years to complete.

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

When determining the transaction price of a contract, an adjustment is made if payment from the customer occurs either significantly before or significantly after performance, resulting in a significant financing component. Applying the practical expedient in paragraph 606-10-32-18, the Company does not assess whether a significant financing component exists if the period between when the Company performs its obligations under the contract and when the customer pays is one year or less. None of the Company’s contracts contained a significant financing component as of September 30, 2018.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 15 – New Accounting Pronouncements (continued)

Recently Adopted Authoritative Pronouncements (continued)

Revenue Recognition (continued)

Extended Warranties

The extended warranties sold by the Company provide a level of assurance beyond the coverage for defects that existed at the time of a sale or against certain types of covered damage with coverage terms generally ranging from 5 to 7 years. Amounts received for warranties are recorded as deferred revenue and recognized as revenue ratably over the respective term of the agreements. As of September 30, 2018, approximately $640,690 is expected to be recognized from remaining performance obligations for extended warranties.  For the six months ended September 30, 2018, the Company recognized revenue of $19,621 from amounts that were included in Deferred Revenue.

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

Disaggregation of revenue

In the following table, revenue is disaggregated by revenue category.

	For the Three Months Ended September 30, 2018
	Commercial	Government
Sales Distribution

Test Units	$261,992	$1,284,099
Repairs and Calibration	586,577	-
Replacement Parts	79,586	-
Extended Warranty	10,687	-
	$938,842	$1,284,099

TEL-INSTRUMENT ELECTRONICS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 15 – New Accounting Pronouncements (continued)

Recently Adopted Authoritative Pronouncements (continued)

Revenue Recognition (continued)

Disaggregation of revenue

	For the Six Months Ended September 30, 2018
	Commercial	Government
Sales Distribution

Test Units	$596,224	$2,376,681
Repairs and Calibration	919,276	-
Replacement Parts	125,354	-
Extended Warranty	19,620	-
	$1,660,474	$2,376,681

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

Note 16 – Subsequent Event

On October 2, 2018, the Company established 166,667 shares of the Company’s the Series B Convertible Preferred Stock (the “Series B Preferred”), having such designations, rights and preferences as set forth therein, as determined by the Company’s Board of Directors in its sole discretion, in accordance with the Company’s Certificate of Incorporation and bylaws. The shares of Series B Preferred have a stated value of $6.00 per share (the “Series B Stated Value”) and are convertible into Common Stock at a price of $2.00 per share, subject to adjustment (the “Conversion Price”). The holders of shares of the Series B Preferred shall be entitled to receive dividends out of any assets legally available, to the extent permitted by New Jersey law, at an annual rate equal to 8% of the Series B Stated Value of such shares of Series B Preferred, calculated on the basis of a 360 day year, consisting of twelve 30-day months, and shall accrue from the date of issuance of such shares of Series B Preferred, payable quarterly in cash.

On October 5, 2018, the Company entered into a definitive subscription agreement with an accredited investor, pursuant to which the investor purchased an aggregate of 166,667 shares of the Company’s Series B Preferred Stock for $1 million. The Company intends to use such proceeds for working capital purposes.

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

Overview

As previously reported, the Company has received a $4.3 million order for Mode 5 test sets from the U.S. military. In August 2018, we also reported that the German government had notified our U.K. distributor of its intent to award a multi-year, multi-million dollar contract for the purchase of up to 275 TS-4530A Mode 5 test sets. The German government has received a protest to this planned award from an unsuccessful bidder, and this must be resolved prior to any contract being awarded. We are hoping for a positive outcome before the end of this calendar year, but can make no guarantees of such result.

The Company continues its negotiations with Lockheed Martin on a Mode 5 test set order for approximately $800,000 which is expected to be received within the next 30 days with another larger order to be received within 90 days. These units for Lockheed Martin will be used for the Joint Strike Fighter (“JSF”) program, and we believe this program will generate significant CRAFT orders as this program ramps up limited rate production. The Company has already received orders from Lockheed Martin for the AN/USM-708 units, for the JSF Program, totaling approximately $5 million. Sikorsky has also indicated that it will be ordering CRAFT test sets for its new helicopters. The Company also receives orders from other customers for this product.

The Company is also in discussions with other major international customers that have evaluated our Mode 5 test sets and we are excited about the opportunities overseas, as evidenced by the above-mentioned pending order from Germany, an order from Japan for $400,000 as well as the interest we have been receiving from other countries, such as Australia, Canada, United Kingdom and South Korea. The Company has built a very solid position in the Mode 5 Identification Friend or Foe (“IFF”) flight line test equipment market, and our products are very competitive in the overseas markets. We believe that we are well-positioned as our CRAFT and TS-4530A flight-line test sets have been endorsed by the U.S. military and we have already delivered test sets into 18 international markets. The new T-47/M5 Mode 5 IFF test set will be a cost-effective upgrade option for our large installed base of Mode 4 test sets and we have seen substantial interest and orders for this test set from a number of countries.  All allied countries have a drop-dead date of January 1, 2020 for Mode 5 capability so this international business begin to accelerate this year and remain for at least the next three years. Our expectation is that we will significantly improve both our revenues and gross margins starting in the fourth quarter of 2018 calendar year, but because the timing of these new orders is largely out of our hands, we expect to see continued volatility in our quarterly revenues. Nonetheless, we are encouraged by the increasing activity we are seeing for both our commercial and military products.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued).

Overview (continued)

The commercial avionics industry is undergoing a great deal of change and we believe our new lightweight, hand-held products that we are planning to introduce in the near term will generate increased market share at very attractive gross margin levels. The technology for the hand-held product will provide a platform for future products. We are also working closely with our other military customers on new potential market opportunities that will be needed to maintain our sales and profitability growth.

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

The initial SDR-OMNI software release will provide test capability for Transponders (Modes A, C, and S), ADS-B, and 978 MHz UAT capability for the large general aviation test market. This release is targeted at the civil aviation market that is subject to the January 1, 2020 requirement for ADS-B out capability. The initial version of this product should be available towards the end of current fiscal year. The next software release will incorporate Nav/Comm test functions which can be purchased as APP’s by our customers. We continue to evaluate other attractive potential market opportunities.

The Aeroflex litigation (see Note 14) did not result in a favorable outcome for the Company, despite our belief that we committed no wrong doing. The Judge did not change the result or vacate the damage award based on our latest motions, and, as such, we are appealing this decision, and filed the appeal document (the “Appeal”) the week of May 28, 2018. The Company has posted a $2,000,000 bond to prevent Aeroflex from enforcement actions until a final decision has been rendered by the Court. This $2 million bond amount would remain in place during the appeal process which would be expected to take several years to complete. We believe that we will have approximately two to three years to generate sufficient cash or secure additional financing to support the repayment of the remaining $2.9 million not covered by the $2 million appeal bond, if we do not prevail with the appeal.

In October 2018, the Company entered into a subscription agreement pursuant to which an investor purchased 166,667 shares of the Company’s Series B Preferred Stock for $1 million. These funds will be used for working capital purposes to support the orders received and expected in the near term.

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

The Company is preparing a plan (the “Plan”) that will be submitted to the Exchange describing the actions the Company is considering taking to regain compliance with the Stockholders’ Equity Requirement. The Company has also been advised that it will be subject to delisting proceedings if it does not regain compliance prior to the deadline of January 29, 2019, or if the Exchange determines that Company is not making progress consistent with the Plan. The Company’s stock will continue to be listed on the NYSE American while the Company evaluates it various alternatives. The Company’s receipt of such notification from the Exchange does not affect the Company’s business, operations or reporting requirements with the U.S. Securities and Exchange Commission. The Company continues to work with the Exchange, but there is no assurance that it will remain listed on the Exchange.

At September 30, 2018, the Company’s backlog of orders was approximately $1.4 million as compared to $1.6 million at September 30, 2017. The backlog at September 30, 2018 does not include the $4.3 million Mode 5 order received and announced in October 2018 nor the pending orders from Lockheed Martin and Germany. Historically, the Company obtains orders which are required to be filled in less than 12 months, and therefore, these anticipated orders are not reflected in the backlog. With the pending Mode 5 deadline at January 1, 2020, the Company expects the backlog and sales to be increasing in the second half of the current fiscal year.

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

Results of Operations

Sales

For the three months ended September 30, 2018, total net sales increased $435,776 (24.4%) to $2,222,941 as compared to $1,787,165 for the three months ended September 30, 2017. Avionics government sales increased $255,406 (24.8%) to $1,284,099 for the three months ended September 30, 2018, as compared to $1,028,693 for the three months ended September 30, 2017. The increase in sales is mostly attributed to the increase in shipment of the new T-47/M5, ITATS, and the T-47NH offset partially by decreases in the shipment of the TS-4530A, CRAFT products and other legacy products. Commercial sales increased $180,370 (23.8%) to $938,842 for the three months ended September 30, 2018 as compared to $758,472 for the three months ended September 30, 2017. This increase is attributed to the increased sales from our repair business and the TR-36 offset partially by lower sales of the TR-220.

For the six months ended September 30, 2018, total net sales decreased $1,292,087 (24.2%) to $4,037,155, as compared to $5,329,242 for the six months ended September 30, 2017. Avionics government sales decreased $1,624,338 (40.6%) to $2,376,681 for the six months ended September 30, 2018, as compared to $4,001,019 for the six months ended September 30, 2017. The decrease in sales is mostly attributed to the decrease in shipment of the U.S. Army TS-4530A which is now completed, CRAFT units and certain other legacy products, partially offset by the increase in sales associated with the shipments of the T-47/M5. Commercial sales increased $332,251 (25.0%) to $1,660,474 for the six months ended September 30, 2018 as compared to $1,328,223 for the six months ended September 30, 2017. This increase is attributed to the increased sales from our repair business and the TR-36 offset partially by lower sales of the TR-220.

As discussed above in the overview section, sales are expected to increase in the second half of the current fiscal year as a result of the $4.3 million order for additional Mode 5 test sets from the U.S. military as well as other large expected orders for our Mode 5 test sets both domestically and internationally.

Gross Margin

For the three months ended September 30, 2018, total gross margin increased $599,343 (149.9%) to $999,213 as compared to $399,870 for the three months ended September 30, 2017 primarily as a result of the reduction in manufacturing overhead as well as manufacturing efficiencies and the increase in volume . The gross margin percentage for the three months ended September 30, 2018 was 45.0% as compared to 22.4% for the three months ended September 30, 2017. The higher gross margin percentage is attributable to the reduction in manufacturing overhead as well as manufacturing efficiencies.

For the six months ended September 30, 2018, total gross margin decreased $160,634 (9.8%) to $1,480,526 as compared to $1,641,160 for the six months ended September 30, 2017 primarily as the lower volume offset partially by the reduction in manufacturing overhead and improvement in manufacturing efficiencies as well as higher prices. The gross margin percentage for the six months ended September 30, 2018 was 36.7% as compared to 30.8% for the three months ended September 30, 2017. The higher gross margin percentage is attributable to the reduction in manufacturing overhead as well as manufacturing efficiencies.

Operating Expenses

Selling, general and administrative expenses decreased $70,984 (11.3%) to $555,411 for the three months ended September 30, 2018 as compared to $626,395 for the three months ended September 30, 2017, respectively. This decrease is primarily attributed to lower salaries and related expenses as well as lower commission expenses.

Selling, general and administrative expenses decreased $210,745 (15.8%) to $1,121,936 for the six months ended September 30, 2018 as compared to $1,332,681 for the six months ended September 30, 2017, respectively. This decrease is primarily attributed to lower salaries and related expenses as well as lower commission and travel expenses partially offset by higher consulting fees.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued).

Results of Operations (continued)

Litigation costs decreased $7,485 and $350,726 to $35,848 and $75,119 for the three and six months ended September 30, 2018, respectively, as compared to $43,333 and $425,845 for the three and six months ended September 30, 2017, respectively, as a result of less activity associated with the Aeroflex litigation. The Company has filed its appeal (see Notes 5 and 14 to Notes to the Condensed Consolidated Financial Statements).

For the three and six months ended September 30, 2017, the Company recorded $2.1 million in additional legal damages as a result of the court’s decision regarding punitive damages last year (see Note 14 to Notes to the Condensed Consolidated Financial Statements).

Engineering, research and development expenses decreased $26,287 (5.0%) and $124,237 (10.9%) to $503,380 and $1,020,703 for the three and six months ended September 30, 2018, respectively, as compared to $529,667 and $1,144,940 for the three and six months ended September 30, 2017, respectively. The Company also continues to invest in the development of the Company’s hand-held product line utilizing CRAFT and TS-4530A technology and the T47-M5 test set, the enhanced remote client, and the incorporation of other product enhancements in existing designs.

Loss from Operations

As a result of the above, the Company recorded losses from operations of $95,426 and $737,232 for the three and months ended September 30, 2018, respectively, as compared to losses from operations of $2,899,525 and $3,362,306 for the three and six months ended September 30, 2017, respectively.

Other Income (Expense), Net

For the three months ended September 30, 2018, total other expense was $95,984, as compared to other expense of $21,064 for the three months ended September 30, 2017 as a result of accrued interest expense related to the judgment on the Aeroflex litigation.

For the six months ended September 30, 2018, total other expense was $200,251 as compared to other income of $155,626 for the six months ended September 30, 2017. The six months ended September 30, 2017 included a gain on the change in the valuation of common stock warrants as well as proceeds from a life insurance policy which did not occur in the during the first six months of the current fiscal year ended September 30, 2018.

 Loss before Income Taxes

As a result of the above, the Company recorded losses before taxes of $191,410 and $937,483 for the three and six months ended September 30, 2018, respectively, as compared to losses before taxes of $2,920,589 and $3,206,680 for the three and six months ended September 30, 2017, respectively.

Income Tax Benefit

For the three and six months ended September 30, 2018 and September 30, 2017, the Company recorded no income tax benefit as such amounts were offset by a valuation allowance.

Net Loss

As a result of the above, the Company recorded net losses of $191,410 and $937,483 for the three and six months ended September 30, 2018 as compared to net losses before taxes of $2,920,589 and $3,206,680 for the three and six months ended September 30, 2017.

Liquidity and Capital Resources

At September 30, 2018, the Company had net negative working capital of $2,110,997 as compared to negative working capital of $1,335,879 at March 31, 2018. This change is primarily the result of lower accounts receivable and inventories.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued).

Liquidity and Capital Resources (continued)

These consolidated financial statements have been prepared in conformity with GAAP, which contemplates continuation of the Company as a going concern.  As reflected in the accompanying financial statements, for the year ended March 31, 2018, the Company incurred a net loss of $4,322,311, and also incurred a net loss of $937,483 for the six months ended September 30, 2018. As discussed in Note 14 to the Notes to the Condensed Consolidated Financial Statements, the Company has recorded estimated damages to date of $5,059,960, including interest and additional fees, as a result of the jury verdict associated with the Aeroflex litigation. The Company’s line of credit agreement expired on Mach 31, 2018.  On August 29, 2018, the Company entered a Loan Modification Agreement (the “Agreement”) with the bank. The Company had been working with the bank and had paid $100,000 to lower the outstanding balance to $900,000 at the signing of the Agreement (see Note 9 to Notes to the Condensed Consolidated Financial Statements). The Company believes it has sufficient financing in place to fund its plans for the next twelve months due in part to recent large orders it has received that should return the Company to profitability. However, the Company cannot predict the timing or the outcome of the appeal for the Aeroflex Litigation. The pending judgment raises substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued.

Regarding the Aeroflex litigation, the jury found no misappropriation of Aeroflex trade secrets but it did rule that the Company tortiously interfered with a prospective business opportunity and awarded damages. The jury also ruled that Tel tortiously interfered with Aeroflex’s non-disclosure agreements with two former Aeroflex employees. The jury also found that the former Aeroflex employees breached their non-disclosure agreements with Aeroflex. The Court conducted further hearings on the Company’s post-trial motions which sought to reduce the damages award of $2.8 million, as well as the punitive damages claim.  The Court denied the Company’s motions and awarded Aeroflex an additional $2.1 million of punitive damages. The Company filed motions in January 2018 for the Court to reconsider the amount of damages on the grounds that they are duplicative and not legally supportable. A hearing on this motion was held. The Judge rejected all of our arguments and declined to order a new trial. We filed the appeal document in May 2018. The Company has posted a $2 million bond. This $2 million bond amount will remain in place during the appeal process (See Notes 5 and 14). The Company believes it has solid grounds to appeal this verdict. The appeal process is anticipated to take several years to complete.

The financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. The ability of the Company to continue as a going concern is dependent upon its ability to achieve profitable operations and/or raise additional capital to support the appeal process or pay any final damages amount. In November 2017, the Company entered into a subscription agreement pursuant to which the investor purchased an aggregate of 500,000 shares of the Company’s Series A Preferred Stock for an aggregate amount of $3 million (See Note 13 to the Notes to the Condensed Financial Statements). These funds were used to finance an appeal bond and provide funds for operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. In October 2018, the Company entered into a subscription agreement pursuant to which an investor purchased 166,667 shares of the Company’s Series B Preferred Stock for $1 million. These funds are being used for working capital purposes to support the orders received and expected in the near term.

During the six months ended September 30, 2018, the Company’s cash balance decreased by $29,369 to $278,443.  The Company’s principal sources and uses of funds were as follows:

Cash used in operating activities. For the six months ended September 30, 2018, the Company used $20,062 in cash for operations as compared to using $684,861 in cash for operations for the six months ended September 30, 2017.  This decrease in cash used for operations is primarily the result of decreases in inventories, an increase in deferred revenues offset mostly a decrease in accounts payable and accrued expenses.

Cash used in investing activities.  For the six months ended September 30, 2018, the Company used $-0- of its cash for investment activities, as compared to $53,402 for the six months ended September 30, 2017 as a result of an decrease in the purchase of capital equipment.

Cash (used in) provided by financing activities. For the six months ended September 30, 2018, the Company used $9,307 in cash for financing activities as compared to providing $580,625 for the six months ended September 30, 2017 primarily as a result of the no borrowings from the line of credit for the current fiscal year.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued).

Liquidity and Capital Resources (continued)

On March 21, 2016, the Company entered into a line of credit agreement with Bank of America, which expired March 31, 2017. In March 2017, the Company extended until March 31, 2018.  The line provided a revolving credit facility with borrowing capacity of up to $1,000,000. On August 29, 2018, the Company entered a Loan Modification Agreement (the “Agreement”) with the bank. The Company had been working with the bank and had paid $100,000 to the bank to lower the outstanding balance to $900,000 at the signing of the Agreement. The Agreement has the following provisions:

1)	The Company to make an additional principal payment of $50,000 by October 1, 2018. (The Company made this payment.)
2)	Borrowing base calculation tied to accounts receivable and inventories.
3)	The Agreement expires May 31, 2019.
4)

Interest on any outstanding balances is payable monthly at an annual interest rate equal to the LIBOR (London Interbank Offered Rates) Daily Floating plus 3.75 percentage points. The Company’s interest rate was 5.915% at September 30, 2018.

5)	The line is collateralized by substantially all of the assets of the Company.
6)	The Company will make principal payments of $5,000 per month from September 30, 2018 through November 30, 2018 and principal payments of $10,000 per month from December 31, 2018 to May 31, 2019.
7)	Beginning with the fiscal year ended March 31, 2019, the Company must maintain a debt service coverage ratio.

Currently, the Company has no material future capital expenditure requirements.

There was no significant impact on the Company’s operations as a result of inflation for the six months ended September 30, 2018.

These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2018, filed with the SEC on July 16, 2018 (the “Annual Report”).

Off-Balance Sheet Arrangements

As of September 30, 2018, the Company had no off-balance sheet arrangements.

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

The Company filed motions in January 2018 for the Court to reconsider the amount of damages on the grounds that they are duplicative and not legally supportable. A hearing on this motion was held. The Judge rejected all of our arguments and declined to order a new trial. We filed the appeal document in May 2018. The Company has posted a $2 million bond. This $2 million bond amount will remain in place during the appeal process (See Note 5). The Company believes it has solid grounds to appeal this verdict. The appeal process is anticipated to take several years to complete.

Item 1.  Legal Proceedings (continued).

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

On July 11, 2018, the Court of Appeals entered an Order of Referral to Mediation and Order to Stay. The Company’s case was selected to participate in the Kansas Court of Appeals Appellate Mediation pilot program. Participation in the program is voluntary, either party may opt out of participation. The order staying the case was lifted because Aeroflex Wichita, Inc. opted out, and as a result the appeal will proceed under normal procedures. The appeal process is anticipated to take several years to complete.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company’s equity securities during the quarter ended September 30, 2018.

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

TEL-INSTRUMENT ELECTRONICS CORP.

Date: November 19, 2018	By:	/s/ Jeffrey C. O’Hara
Name: Jeffrey C. O’Hara
Title: Chief Executive Officer Principal Executive Officer

Date: November 19, 2018	By:	/s/ Joseph P. Macaluso
Name: Joseph P. Macaluso
Title: Principal Financial Officer Principal Accounting Officer