Form 10-Q
period 2018-12-31
TEL INSTRUMENT ELECTRONICS CORP
filed 2019-02-08
CIK 96885

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2018

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

As of February 7, 2019, there were 3,255,887 shares outstanding of the registrant’s common stock.

TEL-INSTRUMENT ELECTRONICS CORP.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

TEL-INSTRUMENT ELECTRONICS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2018	March 31, 2018
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$161,031	$307,812
Accounts receivable, net	2,271,510	1,095,049
Inventories, net	3,094,276	4,269,934
Restricted cash to support appeal bond	2,003,883	2,000,866
Prepaid expenses and other current assets	240,390	147,746
Total current assets	7,771,090	7,821,407

Equipment and leasehold improvements, net	128,148	180,763
Deferred tax asset, net	63,500	63,500
Other long-term assets	35,109	35,109
Total assets	7,997,847	8,100,779

LIABILITIES & STOCKHOLDERS’ DEFICIT

Current liabilities:
Current portion of long-term debt	-	2,124
Line of credit	820,000	1,000,000
Capital lease obligations – current portion	7,368	6,875
Accounts payable and accrued liabilities	1,796,782	2,580,383
Deferred revenues – current portion	92,204	60,051
Accrued legal damages	5,216,647	5,059,990
Warrant liability	23,000	-
Accrued payroll, vacation pay and payroll taxes	315,575	447,863
Total current liabilities	8,271,576	9,157,286

Capital lease obligations – long-term	1,295	6,885
Deferred revenues – long-term	274,170	337,676
Total liabilities	8,547,041	9,501,847

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, 1,000,000 shares authorized, par value $0.10 per share
Preferred stock, 500,000 shares 8% Cumulative Series A Convertible Preferred issued and outstanding, par value $0.10 per share	3,215,998	3,035,998
Preferred stock, 166,667 shares 8% Cumulative Series B Convertible Preferred issued and outstanding, par value $0.10 per share	1,007,036	-
Common stock, 7,000,000 shares authorized, par value $0.10 per share, 3,255,887 shares issued and outstanding, respectively	325,586	325,586
Paid-in capital in excess of par value, common stock	8,009,843	8,046,975
Accumulated deficit	(13,107,657)	(12,809,627)
Total stockholders’ deficit	(549,194)	(1,401,068)
Total liabilities and stockholders’ deficit	$7,997,847	$8,100,779

See accompanying notes to condensed consolidated financial statements.

TEL-INSTRUMENT ELECTRONICS CORP.

 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017

Net sales	$3,975,736	$2,625,793	8,012,891	$7,955,035
Cost of sales	2,006,132	1,689,113	4,562,761	5,377,195

Gross margin	1,969,604	936,680	3,450,130	2,577,840

Operating expenses:
Selling, general and administrative	530,180	548,391	1,652,116	1,881,072
Litigation expenses	59,680	134,765	134,799	560,610
Legal damages	-	-	-	2,100,000
Engineering, research and development	622,082	546,691	1,642,785	1,691,631
Total operating expenses	1,211,942	1,229,847	3,429,700	6,233,313

Income (loss) from operations	757,662	(293,167)	20,430	(3,655,473)

Other income (expense):
Interest income	1,010	-	3,017	-
Proceeds from life insurance	-	-	-	92,678
Amortization of deferred financing costs	-	(649)	-	(3,363)
Change in fair value of common stock warrants	(23,000)	5,000	(23,000)	95,000
Interest expense - judgment	(72,003)	(30,523)	(215,226)	(30,523)
Interest expense	(24,216)	(14,097)	(83,251)	(38,435)
Total other (expense) income	(118,209)	(40,269)	(318,460)	115,357

Income (loss) before income taxes	639,453	(333,436)	(298,030)	(3,540,116)

Income tax expense	-	-	-	-

Net income (loss)	639,453	(333,436)	(298,030)	(3,540,116)

Deemed dividend related to beneficial conversion feature of Series B Convertible Preferred Stock	(420,000)	-	(420,000)	-
Preferred stock dividends	(112,807)	(30,667)	(232,807)	(30,667)

Net income (loss) attributable to common shareholders	$106,646	$(364,103)	$(950,837)	$(3,570,783)

Basic income (loss) per common share	$0.03	$(0.11)	$(0.29)	$(1.10)
Diluted income (loss) per common share	$0.03	$(0.11)	$(0.29)	$(1.10)

Weighted average shares outstanding:
Basic	3,255,887	3,255,887	3,255,887	3,255,887
Diluted	3,409,657	3,255,887	3,255,887	3,255,887

See accompanying notes to condensed consolidated financial statements.

TEL-INSTRUMENT ELECTRONICS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	December 31, 2018	December 31, 2017

Cash flows from operating activities:
Net loss	$(298,030)	$(3,540,116)
Adjustments to reconcile net loss to net cash used in operating activities:
Deferred income taxes	-	-
Depreciation and amortization	52,615	53,221
Provision for inventory obsolescence	55,000	50,000
Amortization of deferred financing costs	-	3,363
Change in fair value of common stock warrant	23,000	(95,000)
Non-cash stock-based compensation	18,597	23,180

Changes in assets and liabilities:
Increase in accounts receivable	(1,176,461)	(104,375)
Decrease (increase) in inventories	1,120,658	(151,145)
(Increase) decrease in prepaid expenses & other assets	(92,644)	76,165
Increase in restricted cash for appeal bond	(3,017)	-
(Decrease) increase in accounts payable and other accrued expenses	(783,601)	358,808
Decrease in federal and state taxes	-	(4,105)
Decrease in accrued payroll, vacation pay & withholdings	(132,288)	(131,206)
Decrease in deferred revenues	(31,353)	(68,742)
Increase in accrued legal damages	156,657	2,130,523
Restricted cash for appeal bond	-	(2,000,000)
Net cash used in operating activities	(1,090,867)	(3,399,429)

Cash flows from investing activities:
Purchases of equipment	-	(89,396)
Net cash used in investing activities	-	(89,396)

Cash flows from financing activities:
Proceeds from line of credit	-	800,000
Repayment of line of credit	(180,000)	-
Proceeds from issuance of preferred stock, net of expenses	987,925	2,960,000
Repayment of long-term debt	(2,124)	(290,419)
Proceeds from short-swing profits from an investor, net of expenses	143,382	-
Repayment of capitalized lease obligations	(5,097)	(4,646)
Net cash provided by financing activities	944,086	3,464,935

Net decrease in cash and cash equivalents	(146,781)	(23,890)
Cash and cash equivalents at beginning of period	307,812	287,873
Cash and cash equivalents at end of period	$161,031	$263,983

Supplemental cash flow information:
Taxes paid	$-	$5,000
Interest paid	$41,475	$50,374

See accompanying notes to condensed consolidated financial statements.

TEL-INSTRUMENT ELECTRONICS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of Tel-Instrument Electronics Corp. (the “Company” or “TIC” or “Tel”) as of December 31, 2018, the results of operations for the three and nine months ended December 31, 2018 and December 31, 2017, and statements of cash flows for the nine months ended December 31, 2018 and December 31, 2017.  These results are not necessarily indicative of the results to be expected for the full year.  The financial statements have been prepared in accordance with the requirements of Form 10-Q and consequently do not include disclosures normally made in an Annual Report on Form 10-K.  The March 31, 2018 balance sheet included herein was derived from the audited financial statements included in the Company’s Annual Report on Form 10-K as of that date.  Accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2018, as filed with the United States Securities and Exchange Commission (the “SEC”) on July 16, 2018 (the “Annual Report”).

Note 2 – Liquidity and Going Concern

These consolidated financial statements have been prepared in conformity with GAAP, which contemplates continuation of the Company as a going concern.  As reflected in the accompanying financial statements, for the year ended March 31, 2018, the Company incurred a net loss of $4,322,311 and a loss of $298,030 for the nine months ended December 31, 2018. As discussed in Note 15 to the Notes to the Condensed Consolidated Financial Statements, the Company has recorded estimated damages to date of $5,216,647, including interest and additional fees, as a result of the jury verdict associated with the Aeroflex litigation. The Company has filed for an appeal.

The jury found no misappropriation of Aeroflex trade secrets but it did rule that the Company tortiously interfered with a prospective business opportunity and awarded damages. The jury ruled that Tel tortiously interfered with Aeroflex’s non-disclosure agreements with two former Aeroflex employees. The jury also found that the former Aeroflex employees breached their non-disclosure agreements with Aeroflex. The Court conducted further hearings on the Company’s post-trial motions which sought to reduce the damages award of $2.8 million, as well as the punitive damages claim.  The Court denied the Company’s motions and awarded Aeroflex an additional $2.1 million of punitive damages. The Company has filed motions in January 2018 for the Court to reconsider the amount of damages on the grounds that they are duplicative and not legally supportable. The Court heard these motions and such motions were denied. The Company has filed for the appeal. The Company has posted a $2,000,000 bond for the appeal. This $2 million bond amount will remain in place during the appeal process (See Note 15). The Company believes it has solid grounds to appeal this verdict. The appeal process is expected to take several years to complete. However, the Company cannot predict the timing or the outcome of the appeal.

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

Note 3 – Summary of Significant Accounting Policies

During the nine months ended December 31, 2018, there have been no material changes in the Company’s significant accounting policies to those previously disclosed in the Annual Report.

TEL-INSTRUMENT ELECTRONICS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 4 – Accounts Receivable, net

The following table sets forth the components of accounts receivable:

	December 31, 2018	March 31, 2018
Government	$2,208,470	$998,522
Commercial	70,540	104,027
Less: Allowance for doubtful accounts	(7,500)	(7,500)
	$2,271,510	$1,095,049

Note 5 – Restricted Cash to support appeal bond

The Company transferred $2,000,000 to a restricted cash account to secure a letter of credit which was used for collateral for the appeal bond (See Notes 13 and 15).

Note 6 – Inventories, net

Inventories consist of:

	December 31, 2018	March 31, 2018

Purchased parts	$2,799,562	$3,571,874
Work-in-process	769,714	1,051,725
Finished goods	-	66,335
Less: Inventory reserve	(475,000)	(420,000)
	$3,094,276	$4,269,934

Note 7 – Net Income (Loss) per Share

Net income (loss) per share has been computed according to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC 260”), “Earnings per Share,” which requires a dual presentation of basic and diluted income (loss) per share (“EPS”). Basic EPS represents net income (loss) divided by the weighted average number of common shares outstanding during a reporting period. Diluted EPS reflects the potential dilution that could occur if securities, including preferred stock, warrants and options, were converted into common stock. The dilutive effect of outstanding warrants and options is reflected in earnings per share by use of the treasury stock method. In applying the treasury stock method for stock-based compensation arrangements, the assumed proceeds are computed as the sum of the amount the employee must pay upon exercise and the amounts of average unrecognized compensation costs attributed to future services.

	Three Months Ended	Three Months Ended
	December 31, 2018	December 31, 2017
Basic net income (loss) per share computation:
Net income (loss)	$639,453	$(333,436)
Add: Deemed dividend related to beneficial conversion feature of Series B Convertible Preferred Stock	(420,000)	-
Add: Preferred dividends	(112,807)	(30,667)
Net income (loss) attributable to common shareholders	106,646	(364,103)
Weighted-average common shares outstanding	3,255,887	3,255,887
Basic net income (loss) per share	$0.03	$(0.11)
Diluted net income (loss) per share computation
Net income (loss)	$639,453	$(333,436)
Add: Deemed dividend related to beneficial conversion feature of Series B Convertible Preferred Stock	(420,000)	-
Add: Preferred dividends	(112,807)	(30,667)
Diluted income (loss) attributable to common shareholders	$106,646	(364,103)
Weighted-average common shares outstanding	3,255,887	3,255,887
Incremental shares attributable to the assumed exercise of preferred stock, outstanding stock options and warrants	153,770	-
Total adjusted weighted-average shares	3,409,657	3,255,887
Diluted net income (loss) per share	$0.03	$(0.11)

TEL-INSTRUMENT ELECTRONICS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 7 – Net Loss per Share (Continued)

	Nine Months Ended	Nine Months Ended
	December 31, 2018	December 31, 2017
Basic net loss per share computation:
Net loss	$(298,030)	$(3,540,116)
Add: Deemed dividend related to beneficial conversion feature of Series B Convertible Preferred Stock	(420,000)	-
Add: Preferred dividends	(232,807)	(30,667)
Net loss attributable to common shareholders	(950,837)	(3,570,783)
Weighted-average common shares outstanding	3,255,887	3,255,887
Basic net income per share	$(0.29)	$(1.10)
Diluted net loss per share computation
Net loss	$(298,030)	$(3,540,116)
Add: Deemed dividend related to beneficial conversion feature of Series B Convertible Preferred Stock	(420,000)
Add: Preferred dividends	(232,807)	(30,667)
Diluted loss attributable to common shareholders	$(950,837)	(3,570,783)
Weighted-average common shares outstanding	3,255,887	3,255,887
Incremental shares attributable to the assumed exercise of outstanding stock options and warrants	-	-
Total adjusted weighted-average shares	3,255,887	3,255,887
Diluted net loss per share	$(0.29)	$(1.10)

The following table summarizes securities that, if exercised, would have an anti-dilutive effect on earnings per share:

	December 31, 2018	December 31, 2017
Convertible preferred stock (see Notes 13 and 14 for amounts to be paid for conversion which the Company would receive)	1,599,778	1,000,000
Stock options	42,500	75,000
Warrants	50,000	50,000
	1,692,278	1,125,000

Note 8 – Long-Term Debt

Term Loans with Bank of America

In July 2015, the Company entered into a term loan in the amount of $18,000 with Bank of America. The term loan was for three years, and matured in July 2018. Monthly payments were $536 including interest at 4.5%. The term loan was collateralized by substantially all of the assets of the Company. At December 31, 2018 and March 31, 2018, the outstanding balances were $-0- and $2,124, respectively. This loan was paid in full in July 2018.

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

During the nine months ended December 31, 2018, the Company repaid $180,000 against this line of credit. As of December 31, 2018 and March 31, 2018, the outstanding balances were $820,000 and $1,000,000, respectively.  As of December 31, 2018 the remaining availability under this line is $-0-.

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

Management evaluates the performance of its segments and allocates resources to them based on gross margin. The Company’s general and administrative costs and sales and marketing expenses, and engineering costs are not segment specific. As a result, all operating expenses are not managed on a segment basis.  Net interest includes expenses on debt and income earned on cash balances, both maintained at the corporate level. The table below presents information about reportable segments within the avionics business for the three and nine month periods ending December 31, 2018 and 2017:

Three Months Ended December 31, 2018	Avionics Government	Avionics Commercial	Avionics Total	Corporate Items	Total
Net sales	$3,484,380	$491,356	$3,975,736	$-	$3,975,736
Cost of sales	1,735,573	270,559	2,006,132	-	2,006,132
Gross margin	1,748,807	220,797	1,969,604	-	1,969,604

Engineering, research, and development			622,082	-	622,082
Selling, general and administrative			228,107	302,073	530,180
Litigation costs				59,680	59,680
Change in fair value of common stock warrants				23,000	23,000
Interest income			-	(1,010)	(1,010)
Interest expense - judgment				72,003	72,003
Interest expense			-	24,216	24,216
Total expenses			850,189	479,962	1,330,151
Income (loss) before income taxes			$1,119,415	$(479,962)	$639,453

TEL-INSTRUMENT ELECTRONICS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 10 – Segment Information (continued)

Three Months Ended December 31, 2017	Avionics Government	Avionics Commercial	Avionics Total	Corporate Items	Total
Net sales	$1,825,744	$800,049	$2,625,793	$-	$2,625,793
Cost of sales	1,013,481	675,632	1,689,113	-	1,689,113
Gross margin	812,263	124,417	936,680	-	936,680

Engineering, research, and development			546,691	-	546,691
Selling, general and administrative			225,610	322,781	548,391
Litigation costs				134,765	134,765
Legal damages				30,523	30,523
Amortization of deferred financing costs			-	649	649
Change in fair value of common stock warrants			-	(5,000)	(5,000)
Proceeds from life insurance				-	-
Interest expense			-	14,097	14,097
Total expenses			772,301	497,815	1,270,116
Income (loss) before income taxes			$164,379	$(497,815)	$(333,436)

Nine Months Ended December 31, 2018	Avionics Government	Avionics Commercial	Avionics Total	Corporate Items	Total
Net sales	$5,861,061	$2,151,830	$8,012,891	$-	$8,012,891
Cost of sales	3,211,417	1,351,344	4,562,761	-	4,562,761
Gross margin	2,649,644	800,486	3,450,130	-	3,450,130

Engineering, research, and development			1,642,785	-	1,642,785
Selling, general and administrative			639,414	1,012,702	1,652,116
Litigation costs				134,799	134,799
Change in fair value of common stock warrants			-	23,000	23,000
Interest income				(3,017)	(3,017)
Interest expense - judgment				215,226	215,226
Interest expense			-	83,251	83,251
Total expenses			2,282,199	1,465,961	3,748,160
Income (loss) before income taxes			$1,167,931	$(1,465,961)	$(298,030)

Nine Months Ended December 31, 2017	Avionics Government	Avionics Commercial	Avionics Total	Corporate Items	Total
Net sales	$5,826,763	$2,128,272	$7,955,035	$-	$7,955,035
Cost of sales	3,489,223	1,887,972	5,377,195	-	5,377,195
Gross margin	2,337,540	240,300	2,577,840	-	2,577,840

Engineering, research, and development			1,691,631	-	1,691,631
Selling, general and administrative			861,795	1,019,277	1,881,072
Litigation costs				560,610	560,610
Legal damages				2,130,523	2,130,523
Amortization of deferred financing costs			-	3,363	3,363
Change in fair value of common stock warrants			-	(95,000)	(95,000)
Proceeds from life insurance				(92,678)	(92,678)
Interest expense, net			-	38,435	38,435
Total expenses			2,553,426	3,564,530	6,117,956
Income (loss) before income taxes			$24,414	$(3,564,530)	$(3,540,116)

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as of December 31, 2018 and March 31, 2018.  As required by ASC 820-10, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

December 31, 2018	Level I	Level II	Level III	Total
Total Assets	$-	$-	$-	$-

Warrant liability	-	-	23,000	23,000
Total Liabilities	$-	$-	$23,000	$23,000

March 31, 2018	Level I	Level II	Level III	Total
Total Assets	$-	$-	$-	$-

Warrant liability	-	-	-	-
Total Liabilities	$-	$-	$-	$-

The Company adopted the guidance of ASC 815 “Derivative and Hedging”, which requires that we mark the value of our warrant liability to market and recognize the change in valuation in our statement of operations each reporting period. Determining the warrant liability to be recorded requires us to develop estimates to be used in calculating the fair value of the warrant.

The following table provides a summary of the changes in fair value of our Level 3 financial liabilities from March 31, 2018 through December 31, 2018, as well as the portion of gains or losses included in income attributable to unrealized gains or losses related to the liability held at December 31, 2018:

Level 3 Reconciliation	Balance at beginning of period	(Gains) and losses for the period (realized and unrealized)	Purchases, issuances, sales and settlements, net	Transfers in or out of Level 3	Balance at the end of period
Warrant liability	$-	$23,000	$-	$-	$23,000
Total Liabilities	$-	$23,000	$-	$-	$23,000

The Company has remaining warrants with an outside investor to purchase 50,000 shares of the Company’s common stock at an exercise price of $3.35 per share or exercising the “put option” to the Company.  The warrant liability of the 50,000 warrants was $23,000 at December 31, 2018 as compared to $-0- at March 31, 2018.

TEL-INSTRUMENT ELECTRONICS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 13 – Series A 8% Convertible Preferred Stock

On November 14, 2017, the Company entered into definitive subscription agreements with an accredited investor, pursuant to which the investor purchased an aggregate of 500,000 shares of the Company’s Series A Convertible Preferred Stock (the “Series A Preferred”) for an aggregate of $3 million. The Company used $2,000,000 of the proceeds to be placed in a restricted cash account to secure a letter of credit which was used for collateral for the appeal bond (See Notes 5 and 15) and the remaining amount was used for working capital purposes, and for payment of fees and expenses associated with this transaction. The Closing occurred following the satisfaction of customary closing conditions. The securities issued pursuant to the Subscription Agreements were not registered under the Securities Act of 1933, as amended (the “Securities Act”), but qualified for exemption under Section 4(a)(2) of the Securities Act. The securities were exempt from registration under Section 4(a)(2) of the Securities Act because the issuance of such securities by the Company did not involve a “public offering,” as defined in Section 4(a)(2) of the Securities Act, due to the insubstantial number of persons involved in the transaction, size of the offering, manner of the offering and number of securities offered. The Company did not undertake an offering in which it sold a high number of securities to a high number of investors. In addition, these shareholders had the necessary investment intent as required by Section 4(a)(2) of the Securities Act since they agreed to, and received, share certificates bearing a legend stating that such securities are restricted pursuant to Rule 144 of the Securities Act. This restriction ensures that these securities would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, the Company has met the requirements to qualify for exemption under Section 4(a)(2) of the Securities Act.

The shares of Series A Preferred have a stated value of $6.00 per share (the “Series A Stated Value”) and are convertible into Common Stock at a price of $3.00 per share. The holders of shares of the Series A Preferred shall be entitled to receive dividends out of any assets legally available, to the extent permitted by New Jersey law, at an annual rate equal to 8% of the Series A Stated Value of such shares of Series A Preferred, calculated on the basis of a 360 day year, consisting of twelve 30-day months, and shall accrue from the date of issuance of such shares of Series A Preferred, payable quarterly in cash. Any unpaid dividends shall accrue at the same rate. To the extent not paid on the last day of March, June, September and December of each calendar year, all dividends on any share of Series A Preferred shall accumulate whether or not declared by the Board and shall remain accumulated dividends until paid. As of December 31, 2018, the Company has accrued $330,667 for dividends.

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

The Company has also evaluated its convertible preferred stock in accordance with the provisions of ASC 815, Derivatives and Hedging, including consideration of embedded derivatives requiring bifurcation. The issuance of the convertible preferred stock could generate a beneficial conversion feature (“BCF”), which arises when a debt or equity security is issued with an embedded conversion option that is beneficial to the investor or in the money at inception because the conversion option has an effective strike price that is less than the market price of the underlying stock at the commitment date. The Series A Convertible Preferred Stock, and the associated dividends, did not generate a BCF upon issuance as the fair value of the Company's common stock was greater than the conversion price. During the quarter December 31, 2018 the Company measured a BCF based on the fair value of our stock price on the date dividends were declared. The BCF amounted to $16,200 on the associated dividend.

Note 14 – Series B 8% Convertible Preferred Stock

On October 5, 2018, the Company entered into definitive subscription agreement with an accredited investor, pursuant to which the investor purchased an aggregate of 166,667 shares of the Company’s Series B Preferred Stock (the “Series B Preferred”) for an aggregate of $1 million. The Company used such proceeds for working capital to finance its operations based on the current and expected increase in business, and for payment of fees and expenses associated with this transaction. The Closing occurred following the satisfaction of customary closing conditions. The securities issued pursuant to this subscription agreement were not registered under the Securities Act of 1933, as amended (the “Securities Act”), but qualified for exemption under Section 4(a)(2) of the Securities Act. The securities were exempt from registration under Section 4(a)(2) of the Securities Act because the issuance of such securities by the Company did not involve a “public offering,” as defined in Section 4(a)(2) of the Securities Act, due to the insubstantial number of persons involved in the transaction, size of the offering, manner of the offering and number of securities offered. The Company did not undertake an offering in which it sold a high number of securities to a high number of investors. In addition, this individual had the necessary investment intent as required by Section 4(a)(2) of the Securities Act since he agreed to, receive share certificates bearing a legend stating that such securities are restricted pursuant to Rule 144 of the Securities Act. This restriction ensures that these securities would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, the Company has met the requirements to qualify for exemption under Section 4(a)(2) of the Securities Act.

TEL-INSTRUMENT ELECTRONICS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 14 – Series B 8% Convertible Preferred Stock (continued)

The shares of Series B Preferred have a stated value of $6.00 per share (the “Series B Stated Value”) and are convertible into Common Stock at a price of $2.00 per share. The holder of shares of the Series B Preferred shall be entitled to receive dividends out of any assets legally available, to the extent permitted by New Jersey law, at an annual rate equal to 8% of the Series B Stated Value of such shares of Series B Preferred, calculated on the basis of a 360 day year, consisting of twelve 30-day months, and shall accrue from the date of issuance of such shares of Series B Preferred, payable quarterly in cash. Any unpaid dividends shall accrue at the same rate. To the extent not paid on the last day of March, June, September and December of each calendar year, all dividends on any share of Series B Preferred shall accumulate whether or not declared by the Board and shall remain accumulated dividends until paid. As of December 31, 2018, the Company accrued $19,111 for dividends.

The Holders will vote together with the holders of the Company’s Common Stock on an as-converted basis on each matter submitted to a vote of holders of Common Stock (whether at a meeting of shareholders or by written consent). Effective beginning on the third anniversary of the Original Issue Date, and upon 30 days’ written notice to the Holders of Series B Preferred, the Company may, in its sole discretion, redeem the Series B Preferred at the aggregate Series B Stated Value plus any accrued and accumulated but unpaid dividends.

The Company has also evaluated its convertible preferred stock in accordance with the provisions of ASC 815, Derivatives and Hedging, including consideration of embedded derivatives requiring bifurcation. The issuance of the convertible preferred stock could generate a beneficial conversion feature (“BCF”), which arises when a debt or equity security is issued with an embedded conversion option that is beneficial to the investor or in the money at inception because the conversion option has an effective strike price that is less than the market price of the underlying stock at the commitment date. The Company recognized the BCF by allocating the intrinsic value of the conversion option, which is the number of shares of common stock available upon conversion multiplied by the difference between the effective conversion price per share and the fair value of common stock per share on the commitment date, to additional paid-in capital, resulting in a discount on the convertible preferred stock. As the convertible preferred stock may be converted immediately, the Company recognized a BCF of $420,000 as a deemed dividend in the condensed statements of operations for the three and nine months ended December 31, 2018. The deemed dividend had no impact on the Company’s stockholders’ deficit. The associated dividend for the Series B preferred stock generated a BCF in the amount of $17,496 for the period ended December 31, 2018.

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

On July 5, 2018, Plaintiff Aeroflex Wichita, Inc. filed a Notice of Cross-Appeal which is contingent in nature in that it seeks a review of all adverse rulings relating to its Motion for Relief and Sanctions; Defendants’ Motions for Summary Judgment; determining that certain matters were not trade secrets; Defendants’ joint and several liability; preemption under the Kansas Uniform Trade Secrets Act; motions in limine; motions for judgment as a matter of law; jury instructions; admission of evidence over its objections; and all other rulings adverse to it only if the court reverses the jury verdict and judgment. Aeroflex Wichita also reserved the right to ask the reviewing court to order a new trial either on damages alone or on liability for all claims. This reservation of rights is also contingent upon a finding of the appellate court which would reverse the jury verdict and judgment. Aeroflex Wichita filed its Docketing Statement on July 5, 2018 as well .

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

The Company is continuing with its appeal against this adverse decision. The appeal brief is due to be filed in February 2019. We believe that the trial judge erred in his legal rulings on standing and other issues during the trial and that we have strong grounds for appeal. Our attorneys estimate that it will take several years for this appeal to work its way through the Kansas court system, but that ongoing future legal expenses will be nominal. We believe that we will have approximately two to three years to generate sufficient cash or secure additional financing to support the repayment of the remaining $2.9 million plus accrued interest not covered by the $2 million appeal bond, if we do not prevail with the appeal.

TEL-INSTRUMENT ELECTRONICS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 15 – Litigation (continued)

Other than the matters described above, we are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of executive officers of our Company, threatened against or affecting our Company, or our common stock in which an adverse decision could have a material effect.

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

When determining the transaction price of a contract, an adjustment is made if payment from the customer occurs either significantly before or significantly after performance, resulting in a significant financing component. Applying the practical expedient in paragraph 606-10-32-18, the Company does not assess whether a significant financing component exists if the period between when the Company performs its obligations under the contract and when the customer pays is one year or less. None of the Company’s contracts contained a significant financing component as of December 31, 2018.

Replacement Parts

The Company offers replacement parts for test equipment, ramp testers, and bench testers. Similar to the sale of test units, the control of the product transfers at a point of time and therefore, revenue is recognized at the point in time when the obligation to the customer has been fulfilled.

Extended Warranties

The extended warranties sold by the Company provide a level of assurance beyond the coverage for defects that existed at the time of a sale or against certain types of covered damage with coverage terms generally ranging from 5 to 7 years. Amounts received for warranties are recorded as deferred revenue and recognized as revenue ratably over the respective term of the agreements. As of December 31, 2018, approximately $366,374 is expected to be recognized from remaining performance obligations for extended warranties.  For the nine months ended December 31, 2018, the Company recognized revenue of $33,255 from amounts that were included in Deferred Revenue.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 16 – New Accounting Pronouncements (continued)

Recently Adopted Authoritative Pronouncements (continued)

Revenue Recognition (continued)

Disaggregation of revenue

In the following tables, revenue is disaggregated by revenue category.

	For the Three Months Ended December 31, 2018
	Commercial	Government
Sales Distribution

Test Units	$46,631	$3,484,380
Repairs and Calibration	366,563	-
Replacement Parts	64,527	-
Extended Warranty	13,635	-
	$491,356	$3,484,380

	For the Nine Months Ended December 31, 2018
	Commercial	Government
Sales Distribution

Test Units	$642,855	$5,861,061
Repairs and Calibration	1,285,839	-
Replacement Parts	189,881	-
Extended Warranty	33,255	-
	$2,151,830	$5,861,061

In the following table, revenue is disaggregated by geography.

	For the Three Months Ended December 31, 2018	For the Nine Months Ended December 31, 2018
Geography

United States	$3,088,693	$6,363,404
International	887,043	1,649,487
Total	$3,975,736	$8,012,891

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

Note 17 – Reclassifications

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

Overview

Sales for the quarter ended December 31, 2018 increased 79% to almost $4 million as compared to $2.2 million from the previous quarter ended September 30, 2018. This turnaround is the result of the increased shipment of our Mode 5 test sets, including our T-47M/5, which has recently received AIMS (Air Traffic Control Radar Beacon System, Identification Friend or Foe, Mark XII/Mark XIIA, Systems) approval. As previously reported, the Company has received a $4.3 million order for Mode 5 test sets from the U.S. military. In August 2018, we also reported that the German government had notified our U.K. distributor of its intent to award a multi-year, multi-million dollar contract. In February 2019, the Company received an initial purchase order totaling $520,000 from its European Distributor, Muirhead Avionics (“Muirhead”) for Mode 5 test sets from the contract awarded by the German military. This is a seven-year procurement contract with anticipated orders for the 2019 calendar year of approximately $3.5 million in total.  Excluding the German order, bookings for the recently completed third quarter ended December 31, 2018 totaled approximately $9.7 million and backlog has increased to $7 million from $2 million at September 30, 2018.

The Company has received from Lockheed Martin Mode 5 test set orders for approximately $2.4 million. These units for Lockheed Martin will be used for the Joint Strike Fighter (“JSF”) program, and we believe this program will generate significant CRAFT orders as this program ramps up limited rate production. The Company has already received orders from Lockheed Martin for the AN/USM-708 units, for the JSF Program, totaling approximately $5 million. Sikorsky has also indicated that it will be ordering CRAFT test sets for its new helicopters. The Company also receives orders from other customers for this product.

The Company is also in discussions with other major international customers that have evaluated our Mode 5 test sets and we are excited about the opportunities overseas, as evidenced by the above-mentioned pending order from Germany, but no guarantees can be made about these opportunities. We received and shipped our T-47M/5 Mode 5 test sets to Japan, and have subsequently received an additional order from Japan for approximately $616,000 to be delivered over the next few years. Many other countries have expressed significant interest in our Mode 5 test sets, including Australia, Canada, United Kingdom and South Korea. The Company has built a very solid position in the Mode 5 Identification Friend or Foe (“IFF”) flight line test equipment market, and our products are very competitive in the overseas markets. We believe that we are well-positioned as our CRAFT and TS-4530A flight-line test sets have been endorsed by the U.S. military and we have already delivered test sets into 18 international markets. The new T-47/M5 Mode 5 IFF test set will be a cost-effective upgrade option for our large installed base of Mode 4 test sets and we have seen substantial interest and orders for this test set from a number of countries.  All allied countries have a drop-dead date of January 1, 2020 for Mode 5 capability so we expect this international business will begin to accelerate this year and remain for at least the next three years, based on our current projections. Our expectation is that we will continue to significantly improve both our revenues and gross margins starting in the fourth quarter of 2018 calendar year, but because the timing of these new orders is largely out of our hands, we expect to see continued volatility in our quarterly revenues. Nonetheless, we are encouraged by the increasing activity we are seeing for both our commercial and military products.

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

The SDR/OMNI has very wide frequency to accommodate new commercial and military waveforms in an industry leading 4-pound package. This is half the weight of competitive test sets. It utilizes the latest touch screen technology and has the capability to replace all TIC commercial test sets and military flight-line test sets with one handheld product. The initial product will be a commercial avionics air traffic control test set which adds ADS-B UAT test capability for the large general aviation test market that is subject to the January 1, 2020 requirement for ADS-B out capability. This will compete with the Aeroflex IFR 6000 test set and will replace the TIC TR-220 product. This release is targeted at the civil aviation market that is subject to the January 1, 2020 requirement for ADS-B out capability. The initial version of this product should be available towards the end of current fiscal year. The next software release will incorporate Nav/Comm test functions which can be purchased as APP’s (applications) by our customers. We continue to evaluate other attractive potential market opportunities.

The much larger growth potential is in the secure military and homeland security radio test market which is many times the size of our existing avionics test market. The biggest medium term opportunity is for the Marine 3515 secure communication replacement program which is expected to occur in the next two years. This could represent a $40 million opportunity for the Company. We are currently in discussions with various companies about collaborating in these markets.

The Aeroflex litigation (see Note 15 to the Condensed Consolidated Financial Statements) did not result in a favorable outcome for the Company, despite our belief that we committed no wrong doing. The Judge did not change the result or vacate the damage award based on our latest motions, and, as such, we appealed this decision, and filed the appeal document (the “Appeal”) the week of May 28, 2018. The Company has established a $2 million cash bond and has filed an appeal on the $4.9 million in damages awarded by the court. The appeal brief is due to be filed in February 2019. We believe that the trial judge erred in his legal rulings on standing and other issues during the trial and that we have strong grounds for appeal. Our attorneys estimate that it will take several years for this appeal to work its way through the Kansas court system, but that ongoing future legal expenses will be nominal. We believe that we will have approximately two to three years to generate sufficient cash or secure additional financing to support the repayment of the remaining $2.9 million plus accrued interest not covered by the $2 million appeal bond, if we do not prevail with the appeal.

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

The Company prepared a plan (the “Plan”) that was submitted to the Exchange describing the actions the Company is taking to regain compliance with the Stockholders’ Equity Requirement. On December 20, 2018, the Company was advised that NYSE had determined to commence proceedings to delist the stock, despite the fact that we believe that we can achieve compliance by the end of 2019 as a result of the recent turnaround in the business. However, delisting proceedings have been initiated because we would not have been able to regain compliance prior to the deadline of January 29, 2019. The Company’s receipt of such notification from the Exchange does not affect the Company’s business, operations or reporting requirements with the U.S. Securities and Exchange Commission.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued).

Overview (continued)

The Company requested a review of the staff determination to delist the common stock to the committee of the Board of Directors of the Exchange as the Company believes that it will reestablish compliance during the 2019 calendar year based on its greatly improved financial prospects, which have been previously disclosed. The Company will also argue that the positive historical operating performance of the Company has been masked by the adverse results of the Aeroflex litigation. Absent this litigation, which is now in the appeal stage, the Company would have been solidly profitable in three of the last four years. The hearing at the NYSE is currently scheduled for February 11, 2019.

As discussed in recent press releases, the Company anticipates a return to solid profitability starting in the current fiscal quarter ending December 31, 2018. The Company has received new bookings and pending contracts totaling about $10 million in the current fiscal quarter, with additional volume orders expected going forward as the international market finally begins to ramp-up to comply with the January 1, 2020 deadline for Mode 5 compliance. We have several other multi-million solicitations in process from key domestic and international markets, which are expected in the first quarter of next year, and we are optimistic on our prospects as most of these customers are specifying our products. While Tel is confident that it will reestablish compliance with the Stockholders’ Equity Requirement in calendar year 2019, there is no assurance that we will be successful or that the NYSE will not delist the Company after the hearing.

The Company’s common stock will continue to trade on the Exchange until a hearing is held and before the Listing Qualification Panel issues its decision. In the event an additional extension is not granted, the Company’s stock will continue to trade on the OTC and Company management will review alternative listing options.

At December 31, 2018, the Company’s backlog of orders was approximately $7.1 million as compared to $1.4 million at September 30, 2018 and $2.7 million at December 31, 2017. The backlog at December 31, 2018 does not include the pending order from Germany. Historically, the Company obtains orders which are required to be filled in less than 12 months, and therefore, these anticipated orders are not reflected in the backlog. With the pending Mode 5 deadline at January 1, 2020, the Company expects the backlog and sales to be increase over the next year.

Results of Operations

Sales

For the three months ended December 31, 2018, total net sales increased $1,349,943 (51.4%) to $3,975,736 as compared to $2,625,793 for the three months ended December 31, 2017. Avionics government sales increased $1,658,636 (90.8%) to $3,484,380 for the three months ended December 31, 2018, as compared to $1,825,744 for the three months ended December 31, 2017. The increase in sales is mostly attributed to the increase in shipment of our Mode 5 test sets, including our new T-47/M5, TS4530A and our AN/USM-708 CRAFT product as well as increases in some of our legacy military products. Commercial sales decreased $308,693 (38.6%) to $491,356 for the three months ended December 31, 2018 as compared to $800,049 for the three months ended December 31, 2017. This decrease is attributed to the decreased sales from our repair business and lower sales of the TR-220, mostly as a result of the timing of orders that were received late in the quarter and we were not able to get the parts in time to ship as well as available resources.

For the nine months ended December 31, 2018, total net sales increased $57,856 (0.7%) to $8,012,891, as compared to $7,955,035 for the nine months ended December 31, 2017. Avionics government sales increased $34,298 (0.6%) to $5,861,061 for the nine months ended December 31, 2018, as compared to $5,826,763 for the nine months ended December 31, 2017. The increase in sales is mostly attributed to the increase in shipment of our new T-47/M5 and the T-47NH offset mostly by decreases in the TS4530A and our CRAFT products as well as our Precision DME products. Commercial sales increased $23,558 (1.1%) to $2,151,830 for the nine months ended December 31, 2018 as compared to $2,128,272 for the nine months ended December 31, 2017. This modest increase is attributed to the increased sales from our repair business offset mostly by lower sales of the TR-220, mostly as a result of the timing of orders that were received late in the quarter and we were not able to get the parts in time to ship as well as available resources.

As discussed above in the overview section, sales are expected to continue to increase as a result of the $4.3 million order for additional Mode 5 test sets from the U.S. military, sales of our CRAFT for the JSF program, as well as other large expected orders for our Mode 5 test sets both domestically and internationally.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued).

Results of Operations (continued)

Gross Margin

For the three months ended December 31, 2018, total gross margin increased $1,032,924 (110.3%) to $1,969,604 as compared to $936,680 for the three months ended December 31, 2017 primarily as a result of the increase in volume as well as the reduction in manufacturing overhead and an increase in manufacturing efficiencies. The gross margin percentage for the three months ended December 31, 2018 was 49.5% as compared to 35.7% for the three months ended December 31, 2017. The higher gross margin percentage is attributable to an improved product mix as well as the reduction in manufacturing overhead as well as manufacturing efficiencies.

For the nine months ended December 31, 2018, total gross margin increased $872,290 (33.8%) to $3,450,130 as compared to $2,577,840 for the nine months ended December 31, 2017 primarily as a result of the reduction in manufacturing overhead and improvement in manufacturing efficiencies as well as higher prices. The gross margin percentage for the nine months ended December 31, 2018 was 43.1% as compared to 32.4% for the three months ended December 31, 2017. The higher gross margin percentage is attributable to the reduction in manufacturing overhead and manufacturing efficiencies.

Operating Expenses

Selling, general and administrative expenses decreased $18,211 (3.3%) to $530,180 for the three months ended December 31, 2018 as compared to $548,391 for the three months ended December 31, 2017. This decrease is primarily attributed to lower salaries and related expenses, consulting and director fees offset partially by increased travel expenses.

Selling, general and administrative expenses decreased $228,956 (12.2%) to $1,652,116 for the nine months ended December 31, 2018 as compared to $1,881,072 for the nine months ended December 31, 2017, respectively. This decrease is primarily attributed to lower salaries and related expenses as well as lower commission and travel expenses partially offset by higher consulting and legal fees.

Litigation costs decreased $75,085 and $425,811 to $59,680 and $134,799 for the three and nine months ended December 31, 2018, respectively, as compared to $134,765 and $560,610 for the three and nine months ended December 31, 2017, respectively, as a result of less activity associated with the Aeroflex litigation. The Company has filed its appeal (see Notes 5 and 15 to Notes to the Condensed Consolidated Financial Statements).

For the nine months ended December 31, 2017, the Company recorded $2.1 million in additional legal damages as a result of the court’s decision regarding punitive damages last year (see Note 15 to Notes to the Condensed Consolidated Financial Statements).

Engineering, research and development expenses increased $75,391 (13.8%) to $622,082 for the three months ended December 31, 2018 as compared to $546,691 for the three months ended December 31, 2017. For the nine months ended December 31, 2018 engineering, research and development expenses decreased $48,846 (2.9%) to $1,642,785 as compared to $1,691,631 for the nine months ended December 31, 2018. The Company continues to invest in the development of the Company’s hand-held product line utilizing CRAFT and TS-4530A technology and the T47-M5 test set, the enhanced remote client, and the incorporation of other product enhancements in existing designs. The increased expenses for the quarter are associated with efforts to enhance the T-47M/5 for which the Company obtained AIMS PO approval, and accelerated efforts for our new hand-held product, the SDR-OMNI.

Income (Loss) from Operations

As a result of the above, the Company recorded income from operations of $757,662 for the three months ended December 31, 2018 as compared to a loss from operations of $293,167 for the three months ended December 31, 2017. For the nine months ended December 31, 2018, the Company recorded income from operations of $20,430 as compared to a loss from operations of $3,655,473 for the nine months ended December 31 2017.

Other Income (Expense), Net

For the three months ended December 31, 2018, total other expense was $118,209, as compared to other expense of $40,269 for the three months ended December 31, 2017 as a result of accrued interest expense related to the judgment on the Aeroflex litigation and the loss on the change in fair value of the common stock warrants.

For the nine months ended December 31, 2018, total other expense was $318,460 as compared to other income of $115,357 for the nine months ended December 31, 2017 primarily as a result of accrued interest expense related to the judgment on the Aeroflex litigation. The nine months ended December 31, 2017 included a gain on the change in the valuation of common stock warrants as well as proceeds from a life insurance policy which did not occur in the during the first nine months of the current fiscal year ended December 31, 2018.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued).

Results of Operations (continued)

Income (Loss) before Income Taxes

As a result of the above, the Company recorded income before taxes of $639,453 for the three months ended December 31, 2018 as compared to a loss before taxes of $333,436 for the three months ended December 31, 2017.  For the nine months ended December 31, 2018 and 2017, the Company recorded losses before taxes of $298,030 and $3,540,116, respectively.

Income Tax Benefit

For the three and nine months ended December 31, 2018 and December 31, 2017, the Company recorded no income tax benefit as such amounts were offset by a valuation allowance.

Net Income (Loss)

As a result of the above, the Company recorded net income of $639,453 for the three months ended December 31, 2018 as compared to a net loss of $333,436 for the three months ended December 31, 2017. For the nine months ended December 31, 2018 and 2017, the Company recorded net losses of $298,030 and $3,540,116, respectively.

Liquidity and Capital Resources

At December 31, 2018, the Company had net negative working capital of $500,486 as compared to negative working capital of $1,335,879 at March 31, 2018. This change is primarily the result of the increase in accounts receivable and the decrease in accounts payable and accrued expenses offset partially by the decrease in inventories.

These consolidated financial statements have been prepared in conformity with GAAP, which contemplates continuation of the Company as a going concern.  As reflected in the accompanying financial statements, for the year ended March 31, 2018, the Company incurred a net loss of $4,322,311, and also incurred a net loss of $298,030 for the nine months ended December 31, 2018. As discussed in Note 15 to the Notes to the Condensed Consolidated Financial Statements, the Company has recorded estimated damages to date of $5,216,647, including interest and additional fees, as a result of the jury verdict associated with the Aeroflex litigation. The Company’s line of credit agreement expired on Mach 31, 2018.  On August 29, 2018, the Company entered a Loan Modification Agreement (the “Agreement”) with the bank. The Company had been working with the bank and had paid $100,000 to lower the outstanding balance to $900,000 at the signing of the Agreement (see Note 9 to Notes to the Condensed Consolidated Financial Statements).

The Aeroflex litigation (see Note 15 to the Condensed Consolidated Financial Statements) did not result in a favorable outcome for the Company, despite our belief that we committed no wrong doing. The Judge did not change the result or vacate the damage award based on our latest motions, and, as such, we appealed this decision, and filed the appeal document (the “Appeal”) the week of May 28, 2018. The Company has established a $2 million cash bond and has filed an appeal on the $4.9 million in damages awarded by the court. The appeal brief is due to be filed in February 2019. We believe that the trial judge erred in his legal rulings on standing and other issues during the trial and that we have strong grounds for appeal. Our attorneys estimate that it will take several years for this appeal to work its way through the Kansas court system, but that ongoing future legal expenses will be nominal. We believe that we will have approximately two to three years to generate sufficient cash or secure additional financing to support the repayment of the remaining $2.9 million plus accrued interest not covered by the $2 million appeal bond, if we do not prevail with the appeal. However, the Company cannot predict the timing or the outcome of the appeal.

The Company believes it has sufficient financing in place to fund its plans for the next twelve months due in part to recent large orders it has received that should return the Company to profitability. The Company’s line of credit agreement expires on May 31, 2019.  On October 5, 2018, the Company entered into a definitive subscription agreement with an accredited investor, pursuant to which the investor purchased an aggregate of 166,667 shares of the Company’s Series B Preferred Stock (the “Series B Preferred”) for $1 million. The Company used such proceeds for working capital purposes. We have no other firm commitments from any party to provide additional working capital and there is no assurance that any funding will be available as required, or if available, that its terms will be favorable or acceptable to the Company. The pending judgment raises substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued).

Liquidity and Capital Resources (continued)

During the nine months ended December 31, 2018, the Company’s cash balance decreased by $146,781 to $161,031.  The Company’s principal sources and uses of funds were as follows:

Cash used in operating activities. For the nine months ended December 31, 2018, the Company used $1,090,867 in cash for operations as compared to using $3,399,429 in cash for operations for the nine months ended December 31, 2017.  This decrease in cash used for operations is attributed to the improvement in operating income and the decrease in inventories and not using $2,000,000 to obtain a letter of credit to secure the appeal bond which occurred in the prior fiscal year. This was partially offset by an increase in accounts receivable and a decrease in accounts payable and accrued expenses.

Cash used in investing activities.  For the nine months ended December 31, 2018, the Company used $-0- of its cash for investment activities, as compared to $89,396 for the nine months ended December 31, 2017 as a result of a decrease in the purchase of capital equipment.

Cash (used in) provided by financing activities. For the nine months ended December 31, 2018, the Company provided $944,086 in cash for financing activities as compared to providing $3,464,934 for the nine months ended December 31, 2017 primarily as a result of the no borrowings from the line of credit for the current fiscal year and due to the fact that the Company raised approximately $3 million from the issuance of preferred stock in the prior fiscal year as compared to approximately $1 million in the current fiscal year.

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
4)

Interest on any outstanding balances is payable monthly at an annual interest rate equal to the LIBOR (London Interbank Offered Rates) Daily Floating plus 3.75 percentage points. The Company’s interest rate was 5.915% at December 31, 2018.

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

There was no significant impact on the Company’s operations as a result of inflation for the nine months ended December 31, 2018.

These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2018, filed with the SEC on July 16, 2018 (the “Annual Report”).

Off-Balance Sheet Arrangements

As of December 31, 2018, the Company had no off-balance sheet arrangements.

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

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

The Aeroflex litigation (see Note 15 to the Condensed Consolidated Financial Statements) did not result in a favorable outcome for the Company, despite our belief that we committed no wrong doing. The Judge did not change the result or vacate the damage award based on our latest motions, and, as such, we appealed this decision, and filed the appeal document (the “Appeal”) the week of May 28, 2018. The Company has established a $2 million cash bond and has filed an appeal on the $4.9 million in damages awarded by the court. The appeal brief is due to be filed in February 2019. We believe that the trial judge erred in his legal rulings on standing and other issues during the trial and that we have strong grounds for appeal. Our attorneys estimate that it will take several years for this appeal to work its way through the Kansas court system, but that ongoing future legal expenses will be nominal. We believe that we will have approximately two to three years to generate sufficient cash or secure additional financing to support the repayment of the remaining $2.9 million plus accrued interest not covered by the $2 million appeal bond, if we do not prevail with the appeal. However, the Company cannot predict the timing or the outcome of the appeal.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company’s equity securities during the quarter ended December 31, 2018 other than those previously reported in a Current Report on Form 8-K filed with the Securities and Exchange Commission on October 9, 2018, regarding the issuance of Series B Preferred Stock.

Item 3.   Defaults upon Senior Securities.

There has been no default in the payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company.

Item 4.   Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

There is no other information required to be disclosed under this item which was not previously disclosed.

Item 6.  Exhibits.

Exhibit No.	Description

10.1	Form of Subscription Agreement (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 9, 2018).

31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of 2002*

31.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of 2002*

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document*

101.SCH	Taxonomy Extension Schema Document*

101.CAL	Taxonomy Extension Calculation Linkbase Document*

101.DEF	Taxonomy Extension Definition Linkbase Document*

101.LAB	Taxonomy Extension Label Linkbase Document*

101.PRE	Taxonomy Extension Presentation Linkbase Document*

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEL-INSTRUMENT ELECTRONICS CORP.

Date: February 8, 2019	By:	/s/ Jeffrey C. O’Hara
Name: Jeffrey C. O’Hara
Title: Chief Executive Officer Principal Executive Officer

Date: February 8, 2019	By:	/s/ Joseph P. Macaluso
Name: Joseph P. Macaluso
Title: Principal Financial Officer Principal Accounting Officer