Form 10-K/A
period 2018-03-31
TEL INSTRUMENT ELECTRONICS CORP
filed 2019-04-08
CIK 96885

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K/A

(Amendment No. 1)

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

Securities registered pursuant to Section 12(g) of the Act: Common Stock $.10 par value

Indicate by checkmark if registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒

Indicate by checkmark if registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☒

Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller  reporting  company,  or an emerging  growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

EXPLANATORY NOTE

Tel-Instrument Electronics Corp. (referred to as “we,” “us,” “our,” or the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2018, as filed with the Securities and Exchange Commission (the “SEC”) on July 16, 2018 (the “Original Form 10-K”). This Amendment No. 1 amends the Original Form 10-K to provide the conclusions of our principal executive and principal financial officers regarding the effectiveness of our disclosure controls and procedures as of the end of the fiscal year ended March 31, 2018 in accordance with Item 307 of Regulation S-K as disclosed in Item 9A. -  Controls and Procedures

Except as described above, no other changes have been made to the Original Form 10-K and continue to speak as of their respective dates. Other forward-looking statements made in the Original Form 10-K have not been revised to reflect events, results or developments that occurred or facts that became known to the Company after the date of the Original Form 10-K, and such forward-looking statements should be read in conjunction with the Original Form 10-K and the Company’s filings with the SEC subsequent to the Original Form 10-K, including Amendment No. 1. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Form 10-K.

In connection with the filing of this Amendment No. 1 and pursuant to the rules of the SEC, the Company is including with this Amendment No. 1 currently dated certifications, required by Rule 13a-14(a) under the Securities and Exchange Act of 1934, as amended, by its principal executive officer and principal financial officer. Because no financial statements are contained within this Amendment, we are not including new certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Item 9A.        Controls and Procedures

a) Evaluation of disclosure controls and procedures.

As of March 31, 2018, management performed, with the participation of our Chief Executive Officer and Principal Accounting Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(f) under the Securities Exchange Act of 1934.  Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Accounting Officer, as appropriate to allow timely decisions regarding required disclosures. The Company is considered a smaller reporting company under the appropriate SEC guidance and is currently exempt, based on Section 404(b), from attestation requirements on their internal control over financial reporting.  Based on the evaluation required by Rule 13a-15(b) under the Securities Exchange Act of 1934, our Chief Executive Officer and Principal Accounting Officer concluded that as of March 31, 2018, such disclosure controls and procedures were effective.

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

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Item 15. Exhibits

Number	Description

31.1*	Certification of Chief Executive Officer and President Pursuant to Exchange Act Rule 13a-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

 * Filed herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEL-INSTRUMENT ELECTRONICS CORP.

Date: April 8, 2019	By:	/s/ Jeffrey C. O’Hara
Name: Jeffrey C. O’Hara
Title: Chief Executive Officer (Principal Executive Officer)

Date: April 8, 2019	By:	/s/ Joseph P. Macaluso
Name: Joseph P. Macaluso
Title: Principal Financial Officer (Principal Financial Officer) (Principal Accounting Officer)