Form 10-K
period 2019-03-31
TEL INSTRUMENT ELECTRONICS CORP
filed 2019-07-01
CIK 96885

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended March 31, 2019

Commission File No. 001-31990

TEL-INSTRUMENT ELECTRONICS CORP.

(Exact name of Registrant as specified in its charter)

New Jersey	22-1441806
(State of incorporation)	(IRS Employer Identification Number)

One Branca Road East Rutherford, New Jersey	07073
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:   (201) 933-1600

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

Common Stock $.10 par value

(Title of class)

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company,  indicate by check mark if  the registrant  has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided  pursuant  to Section  7(a)(2)(B) of  the Securities Act.  ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Act).  Yes ☐ No ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates on September 30, 2018 (the last business day of our most recently completed second fiscal quarter) was $4,999,032 based on the closing price of $2.87 on September 30, 2018.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 3,255,887 shares of common stock, par value $0.10 per share, were outstanding as of June 25, 2019.

TEL-INSTRUMENT ELECTRONICS CORP.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Included in this Annual Report on Form 10-K are “forward-looking” statements, within the meaning of Section 27A and Section 21E of the Securities Act of 1934, as amended (the “Exchange Act”), that involve substantial risks and uncertainties, as well as historical information. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that the expectations reflected in these forward-looking statements will prove to be correct. Our actual results could differ materially from those anticipated in forward-looking statements as a result of certain factors. Forward-looking statements include those that use forward-looking terminology, such as the words “potential”, continuing”, “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “project,” “plan,” “will,” “shall,” “should,” and similar expressions, including when used in the negative. Although we believe that the expectations reflected in these forward-looking statements are reasonable and achievable, these statements involve risks and uncertainties and we cannot assure you that actual results will be consistent with these forward-looking statements. Important factors that could cause our actual results, performance or achievements to differ from these forward-looking statements include the following:

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

PART I

Item 1.         Business

General

Tel-Instrument Electronics Corp. (“Tel”, “TIC” or the “Company”) has been in business since 1947, and is a leading designer and manufacturer of avionics test and measurement solutions for the global commercial air transport, general aviation, and government/military aerospace and defense markets.  The Company designs, manufactures and sells instruments to test and measure, and also calibrates and repairs a wide range of airborne navigation and communication equipment.

The Company’s strategy over the years has been to invest heavily in research and development to design products significantly better than its competition. Our products provide the stimulus and signals necessary for certification, verification, fault finding and diagnosis of airborne military and commercial navigation and communication systems. Our products incorporate high levels of integration by combining more test functions into a single unit, and thereby reducing customer acquisition, training, and life-cycle support costs than legacy systems. The Company offers avionic test sets for:

■	Identification Friend or Foe (IFF) transponders and interrogators. (95% of flight-line test market)
■	Tactical Air Navigation (TACAN)
■	Commercial Air Traffic Control
■	Navigation
■	Communication

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

The Company has built a very solid position in the Mode 5 Identification Friend or Foe (“IFF”) flight line test equipment market, and these products will be very competitive in both the domestic and overseas markets. We believe that we are well-positioned as our CRAFT and TS-4530A flight-line test sets have been endorsed by the U.S. military and we have already delivered test sets into 18 international markets. The new T-47/M5 Mode 5 IFF test set will be a cost-effective upgrade option for our large installed base of Mode 4 test sets and we have shipped a growing number of units to various countries, and expect to receive additional orders for this product.  All allied countries have a drop-dead date of July 1, 2020 for Mode 5 capability so this international business has started to accelerate this year and we expect it to remain strong for at least the next three years. We will continue to actively market our products to all of the major international customers. Our expectation is that we will continue to improve both our revenues and gross margins.

The commercial avionics industry is undergoing a great deal of change and we believe our new lightweight, hand-held products that we are planning to introduce towards the end of calendar year 2019 will generate increased market share at very attractive gross margin levels. The technology for the hand-held product will provide a platform for future products. This new technology provides us with the opportunity to expand out of our relatively narrow avionics test market niche and enter the much larger secure communications radio test market. We are actively working to secure partners to enter this growth market and we believe that our new hardware platform provides unmatched capabilities in a market leading form factor. TIC is also evaluating upcoming customer test set requirements and expects at least one large competitive solicitation will be issued in the next 12 months for a product in our technical area of expertise. We are also working closely with our other military customers on new potential market opportunities that will be needed to maintain our sales and profitability growth.

We continue to evaluate other attractive potential market opportunities.

Item 1.         Business (continued)

General (continued)

Mode 5 Identification Friend or Foe (“IFF”) Products

TS-4530A IFF Test Set

The TS-4530A is the latest version of the respected AN/APM-424 and TS-4530 test set providing simple to use GO/NO-GO operation. The TS-4530A, developed under a U.S. Army contract, now tests IFF Mode 5, ADS-B, EHS, and TCAS. The TS-4530A includes a large 8 line, color display and a new 3-button switch assembly that adds a 4-way directional toggle action for improved usability.  The upper housing includes a built-in KIV-77 CCI appliqué enclosure.

Based on a new, highly integrated digital architecture; the TS-4530A performs the following tests:

●	Transponder: Modes 1, 2, 3/A, C, 4 Mode S, EHS (Enhanced Surveillance) and Mode 5 (Levels 1 & 2)
●	ADS-B In and Out (transmit and receive) testing
●	Interrogator: Modes 1, 2, 3/A, C, 4, Mode S, Mode 5 (Levels 1 & 2), TCAS & ETCAS
●	Built-in KIV-77 CCI appliqué enclosure
●	Built in GPS with integrated GPS antenna provides accurate Date, TOD and LAT/LONG for positioning
●	Simple to use GO/NO-GO operation
●	Selected Mode S BDS register information

We have delivered over 3,500 KITS and SETS. We are seeing continued demand from both the U.S. military and international customers, and we continue to explore all opportunities for this market.  We have received an initial purchase order totaling $520,000 from our European Distributor, Muirhead Avionics (“Muirhead”) for Mode 5 test sets from the contract awarded by the German military. This is a seven-year procurement contract with anticipated orders for the 2019 calendar year of approximately $3.5 million in total. The Company has also received a $4.3 million order from the U.S. military which the Company has started to ship against and expects to complete during calendar year 2019. The Company continues to explore opportunities for this product in both the domestic and international markets.

T-47/M5 Dual Crypto Test Set

This recently introduced test set has been in development for the last couple of years.  It is designed as a KIV 77/KIV78 Mode 5 upgrade for the approximately 2,000 AN/APM-480A and T-47 series Mode 4 IFF test sets that the Company has sold both domestically and internationally. This will be a cost-efficient upgrade to Mode 5 for our large installed customer base.

The T-47/M5 capabilities allow full testing, simulation and analysis of the following systems: Interrogator/Transponder Test set for Modes 1, 2, 3A, C, S, EHS, ADS-B TX and RX with 4 and Mode 5, TACAN, TCAS I, II and E-TCAS.  The T-47/M5 utilizes the KIV-77 or the KIV-78 Crypto applique (not included) for Mode 4 & Mode 5 testing and built in USB connection available for remote diagnostic testing and download of test results to a PC.

The T-47/M5 performs the following tests:

●	Comprehensive Interrogator and Transponder test Modes 1, 2, 3A, C, S, EHS, Mode 4 and Mode 5
●	Dual Crypto Capable - Out of the Box - No Mods or added options needed
●	Full TACAN testing of A/A, G/A, and A/A BCN on all 252 TACAN channels X and Y
●	TCAS I, TCAS II and E-TCAS airborne systems intruder simulations
●	Modes 4 and 5 testing with a built in powered bay for the KIV-77 and KIV-78 Crypto Applique’
●	Full Testing of ADS-B in compliance with RTCA DO-260 A and B requirements
●	Light Weight compact package in a MILSPEC Class 1 Container
●	Long Lasting Battery
●	Supports Remote Client testing utilizing USB connection to any laptop or desktop computer
●	Large Full Color Display with User Friendly easy to navigate interface

We have already sold approximately $2 million of these test sets to Canada, Japan, Korea, Europe, and other international customers. We are also receiving orders from various U.S. customers. TIC believes this will be a key product supporting our future growth and profitability.

Tel has also received U.S. DOD AIMS certification for the T-47/M5 Test Set.

Item 1.         Business (continued)

General (continued)

Mode 5 Identification Friend or Foe (“IFF”) Products (continued)

Communications/Navigation (“COMM/NAV) Radio Frequency (RF) Avionics Flight line Tester”) (“CRAFT”) (AN/USM-708 and AN/USM-719)

The AN/USM-708 multi-purpose test set was developed by the Company in conjunction with the U.S. Navy. The AN/USM-708 large 6.0 inch color LCD screen and surrounding soft-keys and keyboard provides easy and quick access to a multiple of test screens menus, and display options affording single man operation, instant results, and a host of pre-programmed and manually variable parameters to meet the most demanding requirements for testing of airborne avionic and communication equipment.

The AN/USM-708 has been and continues to be a key product for the Company as it represents a new generation technology product. The Company delivered approximately $40 million in orders, representing over 1,200 test sets, for the AN/USM-708 and AN/USM-719 (IFF only) test sets from the U.S. Military. The AN/USM-708 CRAFT unit combines advanced IFF (including Mode 5 encryption technology) navigation, communication, and sonobuoy test capabilities in a portable test set, which will utilize a flexible and expandable digital-signal-processing-based architecture. Both the AN/USM-708 and the AN/USM-719 have been certified by the AIMS Program Office.

Based on entirely new up-to-date technology and digital architecture, the AN/USM-708 is a leap forward in precision testing of the following systems:

●	Transponder: Modes 1, 2, 3/A, C, 4 Mode S, EHS (Enhanced Surveillance) and Mode 5
●	Interrogator: Modes 1, 2, 3/A, C, 4, Mode S, Mode 5, TCAS & ETCAS, Shipboard Processor
●	ADS-B (Automatic Dependent Surveillance Broadcast) TX & RX
●	Navigation: VOR, ILS, LOC, GS, MB, TACAN
●	Sonobuoy
●	Link-4
●	VSWR

This program represented the culmination of a multi-year, multi-million dollar investment by the Company in Mode 5 technology and continues to provide a significant competitive advantage. Management believes that the CRAFT program also has potential for sales into the balance of the U.S. Military, NATO, and internationally, as the new Mode 5 IFF systems are installed in overseas aircraft platforms.

The contract for the AN/USM-708 and AN/USM-719 was a significant milestone for the Company because the development of this proprietary technology, which was funded by the Company, established Tel’s position as a leader in the industry. The CRAFT test set replaced seven obsolete U.S. Navy test sets that collectively cost approximately $300,000, making the CRAFT test set an excellent value to the government. This unit has been well-received by the end users. The core technology in the AN/USM-708 has been the foundation for additional military and commercial products.

We believe that the CRAFT test set also has potential for sales into the balance of the U.S. Military, NATO, and internationally, as the new Mode 5 IFF systems are installed in overseas aircraft platforms.

The Joint Strike Fighter (“JSF”) program is expected to generate significant CRAFT orders as this program ramps up limited rate production. The Company has already received orders from Lockheed Martin for the AN/USM-708 units, for the JSF Program, totaling approximately $6 million. Sikorsky has also indicated that it will be ordering CRAFT test sets for its new helicopters. The Company also receives orders from other customers for this product.

Item 1.         Business (continued)

General (continued)

Intermediate Level TACAN Test Set (“ITATS”) ((AN/ARM-206) with the U.S. Navy))

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

The AN/ARM-206 measures fixed or varying range and bearing performance, including search/track ability, transmitter power output, receiver sensitivity and coding and decoding parameters on all TACAN channels and air-to-air range and bearing performance. The AN/ARM-206 or ITATS is a bench test set combining advanced digital technology with state of the art automated testing capabilities. The ITATS product is a fully automated TACAN test set for use in U.S. Navy Intermediate Level repair locations. This product represents an important expansion to Tel’s current product line, and the automated testing capabilities will provide a significant labor savings benefit to our customers. We continue to market this unit to other domestic and international customers and have received interest in this test set from both the U.S. Air Force and various international customers.

Commercial Legacy Products

TR-220 Multifunction Avionics Test Set

The TR-220 Test Set provides test capability for Traffic and Collision Avoidance Systems (TCAS), Distance Measuring Equipment (DME) and Transponders (Modes A, C, and S). Microprocessor control results in easy-to-use operation that requires minimum amounts of training. The setup menu allows storage of various test parameters to facilitate quick recall of test conditions.

TR-36 NAV COMM ELT SECAL Test Set

The TR-36 NAV COMM ELT SECAL test set (the “TR-36”) is the Company’s first new commercial product in 10 years and has been receiving favorable reviews by the airlines and freight carriers. The TR-36 can easily provide comprehensive ramp testing in a user-friendly, light weight high-precision instrument for rapid functional testing in a weather proof package with color display.

The TR-36 packs all of the latest features with unsurpassed reliability, performance and resolution of all measured or transmitted parameters, including:

●	VOR, LOC, GS, ILS and MB
●	ELT and EPIRB
●	SELCAL and VSWR
●	UHF and VHF Transmit and Receive
●	Remote software updates via Ethernet interface
●	Aircraft Audio Test

This unit has been well-received by both commercial and military customers who have been impressed by its capabilities and ease of use. Aeroflex has sold almost 3,000 of their competitive Nav/Comm test set and we are working diligently to penetrate this large market.

Item 1.         Business (continued)

General (continued)

Military Legacy Products

TR-420 Ramp Test Set

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

T-47NC and T47NH Multifunction Ramp Test Sets

The T-47NC and T-47NH Multifunction Ramp Test Sets are battery powered portable units used to test the operation of Transponders and Interrogators including: Mode S Transponders, TCAS Interrogators, and TACAN/DME equipment that are installed in aircraft and other vehicles. Tests of both Transponders and Interrogators can be performed by using the T-47NC/NH directional antenna to radiate to and from the (UUT) or by directly connecting to the UUT antenna port. The T-47N provides test capability for Mode S Elementary and Enhanced Surveillance.  The T-47N can receive and display information contained in Mode S DF-17 Extended Squitter (ADS-B). The T-47NC/NH is self-contained comprising of a built-in battery charger, and all accessories are neatly stored within the removable cover. It has an easy to understand front panel interface controlled by the use of toggle switches with an easy to read display that makes use simple and requires little or no training. The supplied directional antenna with an active LED and optical sight is used for both interrogator and transponder testing. The battery is installed and removable through the front panel.  This test set utilizes a KIR/KIT computer module or interchange kit with a KIV-6 module which fits neatly in the provided bay.

T-47G XPDR IFF TACAN DME Ramp Test Set

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

TR-100AF TACAN Test Set

The TR-100AF is an easy to operate and rugged ramp test set used to verify airborne TACAN equipment. This test set has full ability to select bearing, range, frequency, and velocity to custom program TACAN test scenarios. The test set has a built-in battery charger with front panel access as well as direct connect capabilities for accurate measurements of power and frequency.

AN/APM-480A Avionics Test Set

The AN/APM-480A Transponder, Interrogator, TCAS Test Set provides unsurpassed reliability, accurate testing of airborne Transponders, Interrogators, and TCAS systems. Proven “In the Field” ruggedness, an easy to use operator interface and displayed results will provide the operator with unrivaled capability and results.

Item 1.         Business (continued)

General (continued)

New Products

TIC continues to invest in new products and has invested significant dollars in its new lightweight hand-held design, the SDR/OMNI.

TS-4530i

This is a software/hardware upgrade of the TS-4530A that we will be selling internationally and potentially to our U.S. Army and U.S. Air Force customers. This test set includes added functionality, including manual Mode 5 test capability and TACAN test function. This unit also includes new battery technology that will substantially increase operating time. We are very optimistic about the prospects for this software upgrade for the international market. Penetrating the U.S. military market will entail securing customer buy-in and funding which can be an extended process. This upgraded unit will also require AIMS testing and approval.

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

SDR-OMNI

The Company is finalizing its new handheld avionics flight-line Test Set, the “SDR-OMNI”. The world’s first “All-in-One” Avionics Test Set utilizes true software-designed radio technology that enables it to test all common avionics functions in one 4.5 pound test set, which is half the weight of competitive test sets. The SDR/OMNI has very wide frequency to accommodate new commercial and military waveforms. It utilizes the latest touch screen technology and has the capability to replace all TIC commercial test sets with one handheld product. The initial SDR-OMNI software release will provide test capability for Transponders (Modes A, C, and S), ADS-B, and 978 MHz UAT capability for the large general aviation test market. This release is targeted at the civil aviation market that is subject to the January 1, 2020 requirement for ADS-B out test capability. This will allow us to compete with the IFR 4000 and 6000 test tests for our commercial aviation and military customers. The next software release will incorporate Nav/Comm test functions which can be purchased as APP’s by our customers. The SDR-Omni product is a game changer in the commercial avionics test market as it will allow customers to replace multiple competitive test sets with one unit that is smaller and provides more capabilities at a fraction of the cost. It has also been designed to allow TIC to penetrate the secure communications test market which is considerably larger than our core avionics test market. The much larger growth potential is in the secure military and homeland security radio test market which is many times the size of our existing avionics test market.

This new technology could provide us with the opportunity to expand out of our relatively narrow avionics test market niche and enter the much larger secure military and homeland security radio test market which is many times the size of our existing avionics test market. The secure military test set market is very large, and we are anticipating a large competitive DOD solicitation to take place in the next two years.We are currently in discussions with various companies about collaborating in these markets. We are actively working to line up partners to enter this growth market and we believe that our new hardware platform provides unmatched capabilities in a market leading form factor.

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

Over the last fifteen years, the Company has won several large, competitively bid contracts from the military and has become the primary supplier for the U.S. Military, as well as the NATO countries, of flight line IFF test equipment. The CRAFT AN/USM-708, CRAFT AN/USM-719,TS-4530A, TS-4530i and TR-47/M5 test sets, discussed previously, involve a new generation of technology, including the next generation of IFF testing, and is expected to enable the Company to continue to be a major supplier of avionics test equipment to the military for years to come. Tel believes its new technology will also allow it to increase sales to the commercial avionics market in the future and expand into the very large secure communication test market.

Marketing and Distribution

Domestic commercial sales are made throughout the U.S. to commercial airlines and general aviation businesses directly or through distributors. No direct commercial customer accounted for more than 10% of commercial sales in fiscal years 2019 and 2018.  The Company has one domestic distributor which receives discounts ranging between 16%-20% discount for stocking, selling, and, in some cases, providing product calibration and repairs. The loss of this distributor would not have a material adverse effect on the Company or its operations. Commercial sales represented 24% and 26% of total sales, respectively, for the fiscal years ended March 31, 2019 and 2018. Our commercial distributor represented approximately 24% and 38%, respectively, of commercial sales during fiscal years 2019 and 2018. This distributor also accounted for 6% and 10% of total sales for the years ended March 31, 2019 and 2018, respectively.

Marketing to the U.S. Government is made directly by employees of the Company or through independent sales representatives, who receive similar commissions to the commercial distributors. For the years ended March 31, 2019 and 2018, sales to the U.S. Government, including shipments through the government’s logistics centers, represented approximately 39% and 23%, respectively, of total sales. No other government customer represented over 10% of government sales for fiscal years 2019 and 2018.

International sales are made throughout the world to government and commercial customers, directly through American export agents, or through the Company’s overseas distributors at a discount reflecting a 15% to 22% selling commission, under written or oral, year-to-year arrangements. The Company has an exclusive distribution agreement with Muirhead Avionics and Accessories, Ltd (“Muirhead”), based in the United Kingdom, to represent the Company in parts of Europe, and with Milspec Services in Australia and New Zealand.  Tel also sells its products through exclusive distributors in Spain, Portugal, and the Far East and is exploring distribution in other areas.  For the years ended March 31, 2019 and 2018, total international sales were 20% and 26%, respectively, of sales, reflecting the Company’s growth into the international market. Additionally, the Company has an agreement with M.P.G. Instruments s.r.l., based in Italy, wherein this distributor has the exclusive sales rights for DME/P ramp and bench test units. The Company continues to explore additional marketing opportunities in other parts of the world, including the Far East. No international distributor accounted for more than 10% of total sales for the fiscal years ended March 31, 2019 and 2018. The Company has no material assets overseas.

Item 1.         Business (continued)

General (continued)

Marketing and Distribution (continued)

Tel also provides customers with calibration and repair services. Repairs and calibrations accounted for 14% and 13% of sales for the years ended March 31, 2019 and 2018, respectively.

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

Backlog

Set forth below is Tel’s avionics backlog at March 31, 2019 and 2018:

	Commercial	Government	Total

March 31, 2019	$544,496	$5,533,635	$6,078,131
March 31, 2018	$403,779	$1,592,629	$1,996,408

Tel believes that most of its backlog at March 31, 2019 will be delivered during the next 12 months. The backlog is pursuant to purchase orders, and all of the government contracts are fully funded.  However, government contracts are always susceptible to termination for convenience by the government. The increase in the Company’s backlog reflects the increase in business. Historically, the Company obtains orders which are required to be filled in less than 12 months, and therefore, these anticipated orders are not reflected in the backlog.

Suppliers

Tel obtains its purchased parts from a number of suppliers.  These materials are standard in the industry, and the Company foresees no difficulty in obtaining purchased parts, as needed, at acceptable prices.

Patents and Environmental Laws

Tel has no patents or licenses which are material to its business, and there are no material costs incurred to comply with environmental laws.

Engineering, Research, and Development

In the fiscal years ended March 31, 2019 and 2018, Tel spent $2,312,043 and $2,275,508, respectively, on the engineering, research, and development of new and improved products.  None of these amounts were sponsored by customers. Engineering, research, and development expenditures in fiscal year 2019 were made primarily for the development of the Company’s SDR/OMNI hand-held product line utilizing CRAFT and TS-4530A technology and the T47/M5 test set, the enhanced remote client, and the incorporation of other product enhancements in existing designs. The Company owns all of these designs with the exception of the AN/ARM-206 product. Tel’s management believes that continued significant expenditures for engineering, research, and development are necessary to enable Tel to expand its products, sales, and profits, and to remain competitive.

Personnel

At June 24, 2019, Tel had forty-one employees, comprised of twenty-two full-time employees in manufacturing, supply chain, and quality assurance, seven in administration and sales, including customer services and product support, and twelve in engineering, research and development, none of whom belongs to a union. The Company also employs one part-time individual in administration. From time to time, the Company also employs independent contractors to support its manufacturing, engineering, and sales organizations. At June 24, 2019, the Company utilized one independent contractor in sales and program management, and one in engineering, research and development. Tel has been successful in attracting skilled and experienced management, sales and engineering personnel, although the market for senior engineering talent is becoming very competitive. We have not experienced any work stoppages and we consider our relationship with our employees to be good.

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

Item 1B.       Unresolved Staff Comments

Not Applicable.

Item 2.          Properties

The Company leases its general office and manufacturing facility in East Rutherford, NJ (approximately 27,000 square feet). In June 2016, the Company extended the lease term for another five years until July 31, 2021.  Under terms of the lease, the Company is also responsible for its proportionate share of the additional rent to include all real estate taxes, insurance, snow removal, landscaping and other building charges. The Company is also responsible for the utility costs for the premises.

The Company also leases a small office in Lawrence, Kansas under an operating lease agreement. In June 2018, the Company extended the lease term, which was set to expire June 30, 2018 for another year until June 30, 2019 and is currently negotiating a new lease.

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

In December 2009, the Kansas District Court dismissed the Aeroflex Action on jurisdiction grounds. Aeroflex appealed this decision. In May 2012, the Kansas Supreme Court reversed the decision and remanded the Aeroflex Action to the Kansas District Court for further proceedings. The case then entered an extended discovery period in the District Court.

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

The Journal Entry of Judgment including judgment against the Company in the amount of $1,300,000 for tortious interference with prospective business advantage, of $1,500,000 for tortious interference with existing contracts, and $2.1 million in punitive damages was entered on November 22, 2017. Pursuant to K.S.A. 16-204(d) “any judgment rendered by a court of this state on or after July 1, 1986, shall bear interest on and after the day on which judgment is rendered at the rate provided by subsection (e). The Kansas Secretary of State publishes the rate amount.” The amount published for July 1, 2017 through June 30, 2018 is 5.75% and 6.5% July 1, 2018 through June 30, 2019. Interest on the $4,900,000 judgment started to accrue on November 22, 2017, the date the judgment was entered.

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

On July 11, 2018, the Court of Appeals entered an Order of Referral to Mediation and Order to Stay. The Company’s case was selected to participate in the Kansas Court of Appeals Appellate Mediation pilot program. Participation in the program is voluntary, either party may opt out of participation. If either party opts out, the order staying the case would be lifted and the appeal would proceed under normal procedures. On July 13, 2018, the order staying the case was lifted because Aeroflex Wichita, Inc. opted out, and as a result the appeal will proceed under normal procedures.

Item 3.          Legal Proceedings (continued)

The Company is continuing with its appeal against this adverse decision. The parties had been having ongoing discussions with the Court regarding how to protect both the confidential, proprietary information of the parties and any export controlled information while meeting the needs of the Court to allow the public access to filings and its rulings.

The Company filed its Motion to Conventionally File Appellant’s Opening Brief under Seal Along with an Electronically Filed Public Redacted Version on February 21, 2019 and filed its Response to Order to Show Cause on February 26, 2019. The Court entered an Order setting the Prehearing Conference for March 5, 2019. The Prehearing Conference took place as scheduled and the Court entered an Order memorializing the conference on March 13, 2019. In the Order the Court appointed a Court Security Officer, allowed the parties to file private un-redacted briefs only available to the Judges and necessary court staff and redacted public briefs. The private briefs were due on March 27, 2019 with redacted briefs due 45 days following the filing of the private brief and extending all briefing page limitations by 10 pages. The Company filed its private brief on March 22, 2019.

The parties are working together to resolve issues related to the redactions for the public briefs. Because of logistical issues related to redacted briefs and effects on the record on appeal the parties filed a Joint Motion to Amend Briefing Schedule on April 26, 2019 asking the Court to allow the redacted briefs to be filed following all parties briefing and the preparation of the record on appeal. On May 6, 2019 the Court granted the motion ordering the public redacted briefs to be filed 30 days following the close of briefing and the finalization of the record on appeal. Aeroflex Wichita is now in its briefing period. It has requested three extensions of time and their brief is currently due on July 24, 2019.

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

PART II

Item 5.         Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

a) Market Information

The common stock, $0.10 par value per share, of the registrant (“Common Stock”) is traded on the OTC under the symbol “TIKK”. The Company had previously traded on the NYSE American LLC until March 11, 2019. On March 11, 2019, trading on NYSE American in the common stock of Tel-Instrument Electronics Corp. -- ticker symbol TIK -- was suspended. NYSE Regulation had previously announced on December 20, 2018 that it had commenced delisting procedures with respect to the Company for failure to meet the $4 million minimum net worth requirements pursuant to Section 1009 of the NYSE American Company Guide. This mandates that a company’s stockholders’ equity be $4.0 million or higher if such company has reported net losses in three of its last four fiscal years (the “Stockholders’ Equity Requirement”). The Company requested a review of this determination by a Committee of the Board of Directors of NYSE American (the “Committee”) and the Company’s appeal was heard at a meeting on Monday, February 11, 2019. The Committee affirmed NYSE Regulation’s delisting determination.  The following table sets forth the high and low per share sale prices for our Common Stock for the periods indicated as reported for fiscal years 2019 and 2018 by the NYSE – American through March 11, 2019 under the symbol “TIK” and for the OTC after March 11, 2019 under the symbol “TIKK”.

Fiscal Year
Ended March 31,

	High	Low

2019
First Quarter	$3.50	$2.20
Second Quarter	3.75	2.31
Third Quarter	3.87	2.35
Fourth Quarter	6.00	2.60
2018
First Quarter	$5.10	$3.20
Second Quarter	4.00	3.25
Third Quarter	3.53	2.10
Fourth Quarter	3.31	2.15

b) Holders

The Company has approximately 161 holders of its Common Stock as of June 24, 2019. This figure does not take into account those shareholders whose certificates are held in the name of broker-dealers or other nominees.

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

d) Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of March 31, 2019 regarding compensation plans under which equity securities of the Company are authorized for issuance. See “Equity Compensation Plan Information” under Item 12 below.

Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of options remaining available for future issuance under Equity Compensation Plans
Equity Compensation Plans approved by shareholders	42,500	$5.40	242,500
Equity Compensation Plans not approved by shareholders	-	-	-
Total	42,500	$5.40	242,500

Item 5.         Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Rule 10B-18 Transactions

During the year ended March 31, 2019, there were no repurchases of the Company’s Common Stock by the Company.

Recent Sales of Unregistered Securities

During the year ended March 31, 2019, we have not issued any securities that were not registered under the Securities Act and not previously disclosed in the Company’s Quarterly Reports on Form 10-Q or Current Reports on Form 8-K.

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

Overview

The Company was profitable for the year as a result of a strong second half of the year. The Company had net income of $1,140,521 for the second half of the year as compared to a net loss of $937,483 for the first half of the year. This turnaround is the result of the increased shipment of our Mode 5 test sets, including our T-47/M5, which has recently received AIMS (Air Traffic Control Radar Beacon System, Identification Friend or Foe, Mark XII/Mark XIIA, Systems) approval. As previously reported, the Company has received a $4.3 million order for Mode 5 test sets from the U.S. military. In August 2018, we also reported that the German government had notified our U.K. distributor of its intent to award a multi-year, multi-million dollar contract. In February 2019, the Company received an initial purchase order totaling $520,000 from its European Distributor, Muirhead Avionics (“Muirhead”) for Mode 5 test sets from the contract awarded by the German military. This is a seven-year procurement contract with anticipated orders for the 2019 calendar year of approximately $3.5 million in total.

The Company has also received from Lockheed Martin Mode 5 test set orders for approximately $2.4 million. These units for Lockheed Martin will be used for the Joint Strike Fighter (“JSF”) program, and we believe this program will generate significant CRAFT orders as this program ramps up limited rate production. The Company had already received orders from Lockheed Martin for the AN/USM-708 units, for the JSF Program, totaling over $5 million. Sikorsky has also indicated that it will be ordering CRAFT test sets for its new helicopters. The Company also received orders from other customers for this product.

The Company continues to pursue opportunities in the international market for our Mode 5 test sets with good success. We continue to emphasize the importance of capturing the majority share of the large IFF international market. The Company is also in discussions with other major international customers that have evaluated our Mode 5 test sets and we are excited about the opportunities overseas, as evidenced by the above-mentioned pending order from Germany, but no guarantees can be made about these opportunities. We received and shipped our Mode 5 test sets to Japan, and have subsequently received an additional order from Japan for approximately $616,000 to be delivered over the next few years. As noted above, our U.K. distributor and the Company have been successful in securing a major contract from the German military. Many other countries have expressed significant interest in our Mode 5 test sets, including Australia, Canada, United Kingdom and South Korea.

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

Item 7.          Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview (continued)

The new T-47/M5 Mode 5 IFF test set will be a cost-effective upgrade option for our large installed base of Mode 4 test sets and we have seen substantial interest and orders for this test set from a number of countries.  All allied countries have a drop-dead date of July 1, 2020, which was extended from January 1, 2020, for Mode 5 capability so we expect this international business will begin to accelerate this year and it should remain strong for at least the next three years, based on our current projections. Our expectation is that we will continue to improve both our revenues and gross margins, but the timing of these new orders is largely out of our hands. Nonetheless, we are encouraged by the increasing activity we are seeing for both our commercial and military products.

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

The Company has shown to customers its new handheld avionics flight-line Test Set, the “SDR-OMNI”., which is the world’s first “All-in-One” Avionics Test Set utilizes true software-designed radio technology that enables it to test all common avionics functions in one 4.5 pound test set.

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

This new technology could provide us with the opportunity to expand out of our relatively narrow avionics test market niche and enter the much larger secure military and homeland security radio test market which is many times the size of our existing avionics test market. The biggest medium term opportunity is for a large government secure communication solicitation which is expected to occur in the next few years. This could represent a $40 million opportunity for the Company. We are currently in discussions with various companies about collaborating in these markets. We are actively working to line up partners to enter this growth market and we believe that our new hardware platform provides unmatched capabilities in a market leading form factor.

The Aeroflex litigation (see Note 21 Notes to the Consolidated Financial Statements) did not result in a favorable outcome for the Company, despite our belief that we committed no wrong doing. The Judge did not change the result or vacate the damage award based on our latest motions, and, as such, we appealed this decision, and filed the appeal document (the “Appeal”) the week of May 28, 2018. The Company has established a $2 million cash bond and has filed an appeal on the $4.9 million in damages awarded by the court. The Company has filed its appeal brief. We believe that the trial judge erred in his legal rulings on standing and other issues during the trial and that we have strong grounds for appeal. Our attorneys estimate that it will take several years for this appeal to work its way through the Kansas court system, but that ongoing future legal expenses will be nominal. We believe that we will have approximately two to three years to generate sufficient cash or secure additional financing to support the repayment of the remaining $2.9 million plus accrued interest not covered by the $2 million appeal bond, if we do not prevail with the appeal.

In October 2018, the Company entered into a subscription agreement pursuant to which an investor purchased 166,667 shares of the Company’s Series B Preferred Stock for $1 million. These funds were used for working capital purposes to support the orders received and expected in the near term.

On March 21, 2016, the Company entered into a line of credit agreement with Bank of America, which expired March 31, 2017. In March 2017, the Company extended until March 31, 2018.  The line provided a revolving credit facility with borrowing capacity of up to $1,000,000. There were no covenants or borrowing base calculations associated with this line of credit. On August 29, 2018, the Company entered a Loan Modification Agreement (the “Agreement”) with the bank to extend the Agreement until May 31, 2019. During the year ended March 31, 2019 the Company repaid $200,000 against this line of credit. As of March 31, 2019, the Company was not in compliance with the debt service covenant. This covenant was waived and eliminated with the new agreement (see Note 22). As of March 31, 2019 and 2018, the outstanding balances were $800,000 and $1,000,000, respectively.  As of March 31, 2019 the remaining availability under this line is $-0-. The bank loan expired May 31, 2019, but negotiations continued.

Item 7.          Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Overview (continued)

During June 2019, Bank of America agreed to extend the Company’s line of credit until March 31, 2020. The new Loan Modification Agreement (the “Amended Loan Modification Agreement”) with the bank contains the following provisions:

1)	The Company to make an additional principal payment of $10,000 at closing
2)	Borrowing base calculation tied to accounts receivable and inventories.
3)	The Amended Loan Modification Agreement expires March 31, 2020.
4)

Interest on any outstanding balances is payable monthly at an annual interest rate equal to the LIBOR (London Interbank Offered Rates) Daily Floating plus 3.75 percentage points. The Company’s interest rate was 6.24863% at March 31, 2019.

5)	The line is collateralized by substantially all of the assets of the Company.
6)	The Company will make principal payments of $10,000 per month until March 31, 2020.

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

The Company prepared a plan (the “Plan”) that was submitted to the Exchange describing the actions the Company is taking to regain compliance with the Stockholders’ Equity Requirement. On December 20, 2018, the Company was advised that NYSE had determined to commence proceedings to delist the stock, despite the fact that we believe that we can achieve compliance by the end of 2019 as a result of the recent turnaround in the business. However, delisting proceedings have been initiated because we would not have been able to regain compliance prior to the deadline of January 29, 2019. The Company requested a review of the staff determination to delist the common stock to the committee of the Board of Directors of the Exchange as the Company believed that it will reestablish compliance. In March 2019, the NYSE American denied the Company’s appeal to remain listed on the NYSE American, and was notified that trading on NYSE American in the Company’s common stock - trading symbol “TIK” - had been suspended immediately. The Company’s common stock continues to trade on the OTC Markets under the trading symbol “TIKK”. The Company believed it provided compelling evidence that we should regain compliance within the next nine to twelve months as a result of strong growth in revenues and profitability. We were not willing to raise additional equity capital, and dilute our current shareholders, to meet an arbitrary deadline. The Company is exploring alternatives for the quotation of its common stock to ensure the best possible trading platform for our shareholders.

At March 31, 2019, the Company’s backlog of orders was approximately $6.1 million as compared to $2.0 million at March 31, 2018. Historically, the Company obtains orders which are required to be filled in less than 12 months, and therefore, these anticipated orders are not reflected in the backlog.

The Company believes it has sufficient financing in place to fund its plans for the next twelve months due in part to recent large orders it has received that returned the Company to profitability for the year ended March 31, 2019. The Company’s line of credit agreement expired on May 31, 2019, but was renewed until March 31, 2020 (see Notes 10 and 22 to Notes to the Consolidated Financial Statements).  On October 5, 2018, the Company entered into a definitive subscription agreement with an accredited investor, pursuant to which the investor purchased an aggregate of 166,667 shares of the Company’s Series B Preferred Stock (the “Series B Preferred”) for $1 million. The Company used such proceeds for working capital purposes. We have no other firm commitments from any party to provide additional working capital and there is no assurance that any funding will be available as required, or if available, that its terms will be favorable or acceptable to the Company. The pending judgment raises substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Item 7.          Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations 2019 Compared to 2018

Sales

For the year ended March 31, 2019 sales increased $2,091,462 (20.9%) to $12,116,050 as compared to $10,024,588 for the year ended March 31, 2018. The last six months of fiscal year 2019 accounted for 66.7% of total sales for the year.

Avionics government sales increased $1,843,655 (24.9%) to $9,239,379 for the year ended March 31, 2019 as compared to $7,395,724 for the year ended March 31, 2018. The increase in sales is mostly attributed to the increase in shipment of our Mode 5 test sets, including our new T-47/M5, TS4530A and our AN/USM-708 CRAFT product as well as increases in some of our legacy military products. Commercial sales increased $247,807 (9.4%) to $2,876,671 for the year ended March 31, 2019 as compared to $2,628,864 for the year ended March 31, 2018. This increase is attributed to the increased sales from our repair business partially offset by lower sales of the TR-220, mostly as a result of the timing of orders and parts availability.

Gross Margin

Gross margin increased $2,287,411 (73.1%) to $5,417,220 for the year ended March 31, 2019 as compared to $3,129,809 for the year ended March 31, 2018, primarily as a result of the increase in volume as well as the reduction in manufacturing overhead and an increase in manufacturing efficiencies. The gross margin percentage for the year ended March 31, 2019 was 44.7%, as compared to 31.2% for the year ended March 31, 2018.

Operating Expenses

Selling, general and administrative expenses decreased $276,295 (11.1%) to $2,215,521 for the year ended March 31, 2019 as compared to $2,491,816 for the year ended March 31, 2018. This decrease is primarily attributed to lower salaries and related expenses as well as lower commission and travel expenses.

Litigation expenses decreased $375,405 to $234,720 for the year ended March 31, 2019 as compared to $610,125 for the year ended March 31, 2018 as a result of less activity associated with the Aeroflex litigation. The Company has filed its appeal (see Note 21 to Notes to the Consolidated Financial Statements).

For the year ended March 31, 2018, the Company recorded $2.1 million in additional legal damages as a result of the court’s decision regarding punitive damages as a result of the Aeroflex litigation (see Note 21 to Notes to the Condensed Consolidated Financial Statements).

Engineering, research and development expenses increased $36,535 (1.6%) to $2,312,043 for the year ended March 31, 2019 as compared to $2,275,508 for the year ended March 31, 2018.  The Company continues to invest in the development of the Company’s SDR/OMNI hand-held product line utilizing CRAFT and TS-4530A technology. The Company also completed T47-M5 test set, for which the Company also obtained AIMS PO approval, the enhanced remote client, and the incorporation of other product enhancements in existing designs.

Income (Loss) from Operations

As a result of the above, the Company recorded income from operations in the amount of $654,936 for the fiscal year ended March 31, 2019 as compared to a loss from operations of $4,406,640 for the year ended March 31, 2018.

Other Expense

For the year ended March 31, 2019, total other expense was $451,898 as compared to other income of $20,829 for the year ended March 31, 2018, primarily as a result of accrued interest expense related to the judgment on the Aeroflex litigation and interest expense, interest expense related to the letter of credit used to support the appeal bond, and higher interest for the line of credit. The year ended March 31, 2019 included a loss on the change in the valuation of common stock warrants as compared to a gain on the change in the valuation of common stock warrants for the year ended March 31, 2018 as well as proceeds from a life insurance policy which did not occur in the during year ended March 31, 2019.

Income (Loss) before Income Taxes

As a result of the above, the Company recorded a income before taxes of $203,038 for the year ended March 31, 2019 as compared to a loss before taxes of $4,385,811 for the fiscal year ended March 31, 2018.

Item 7.          Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations 2019 Compared to 2018 (continued)

Income Taxes

For the year ended March 31, 2019, the increase in the Company’s deferred tax asset was offset, by a corresponding increase in the Company’s valuation allowance. For the year ended March 31, 2018, the Company did not provide a valuation allowance for its AMT (“Alternative Minimum Tax”) credits as these amounts are refundable under the new tax law. The Company has AMT credits in the amount of $63,500.

Net Income (Loss)

As a result of the above, the Company recorded net income of $203,038 for the year ended March 31, 2019 as compared to a net loss in the amount of $4,322,311 for the year ended March 31, 2018.

Liquidity and Capital Resources

At March 31, 2019, the Company had negative working capital of $152,993 as compared to negative working capital of $1,335,879 at March 31, 2018. This change is primarily the result of the increase in accounts receivable and the decrease in accounts payable offset partially by the decrease in inventories.

These consolidated financial statements have been prepared in conformity with GAAP, which contemplates continuation of the Company as a going concern. As discussed in Note 21 to the Notes to the Consolidated Financial Statements, the Company has recorded total damages of $5,312,085, including accrued interest, as a result of the jury verdict associated with the Aeroflex litigation as well as the Court’s decision on punitive damages. The jury found no misappropriation of Aeroflex trade secrets but it did rule that the Company tortiously interfered with a prospective business opportunity and awarded damages. The jury also ruled that Tel tortiously interfered with Aeroflex’s non-disclosure agreements with two former Aeroflex employees. The jury also found that the former Aeroflex employees breached their non-disclosure agreements with Aeroflex. The Court conducted further hearings on the Company’s post-trial motions which sought to reduce the damages award of $2.8 million, as well as the punitive damages claim.  The Court denied the Company’s motions and awarded Aeroflex an additional $2.1 million of punitive damages, which brings the total Tel damages awarded in this case to approximately $4.9 million. The court also awarded Aeroflex $59,000 for fees associated with the filing of documents. The Company has also recorded accrued interest of $411,623 as of March 31, 2019. As of March 31, 2019 and 2018, the Company has $5,312,085 and $5,059,960, respectively, accrued related to the Aeroflex litigation. The Company filed motions in January 2018 for the Court to reconsider the amount of damages on the grounds that they are duplicative and not legally supportable. A hearing on this motion was held. The Judge rejected all of our arguments and declined to order a new trial. We filed the appeal document the week of May 28, 2018. The Company has posted a $2,000,000 bond. This $2 million bond amount will remain in place during the appeal process (See Note 5). The Company believes it has solid grounds to appeal this verdict. The appeal process is anticipated to take several years to complete. The financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. The ability of the Company to continue as a going concern is dependent upon its ability to continue profitable operations and/or raise additional capital to support the appeal process or pay any final damages amount. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company believes it has sufficient financing in place to fund its plans for the next twelve months due in part to recent large orders it has received that returned the Company to profitability for the year ended March 31, 2019. The Company’s line of credit agreement expired on May 31, 2019, but was renewed until March 31, 2020 (see Notes 10 and 22 to Notes to the Consolidated Financial Statements).  On October 5, 2018, the Company entered into a definitive subscription agreement with an accredited investor, pursuant to which the investor purchased an aggregate of 166,667 shares of the Company’s Series B Preferred Stock (the “Series B Preferred”) for $1 million. The Company used such proceeds for working capital purposes. We have no other firm commitments from any party to provide additional working capital and there is no assurance that any funding will be available as required, or if available, that its terms will be favorable or acceptable to the Company. The pending judgment raises substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued.

Item 7.          Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Liquidity and Capital Resources (continued)

During the year ended March 31, 2019, the Company’s cash balance increased by $278,044 to $585,856.  The Company’s principal sources and uses of funds were as follows:

Cash used in operating activities. For the year ended March 31, 2019, the Company used $482,498 in cash for operations as compared to using $3,337,737 in cash for operations for the year ended March 31, 2018.  This decrease in cash used for operations is attributed to the improvement in operating income and the decrease in inventories and not having to use $2,000,000 related to the letter of credit to secure the appeal bond which occurred in the prior fiscal year. This was partially offset by an increase in accounts receivable and a decrease in accounts payable and accrued expenses.

Cash used in investing activities.  For the year ended March 31, 2019, the Company used $121,790 of its cash for investing activities, as compared to $89,396 for the year ended March 31, 2018 as result of higher purchases of equipment.

Cash provided by financing activities. For the year ended March 31, 2019, the Company had $882,332 provided by financing activities as compared to $3,447,072 provided by financing activities for the year ended March 31, 2018 primarily as a result of the no borrowings from the line of credit for the current fiscal year and due to the fact that the Company raised approximately $3 million from the issuance of preferred stock in the prior fiscal year as compared to approximately $1 million in the current fiscal year.

On March 21, 2016, the Company entered into a line of credit agreement with Bank of America, which expired March 31, 2017. In March 2017, the Company extended until March 31, 2018.  The line provided a revolving credit facility with borrowing capacity of up to $1,000,000. There were no covenants or borrowing base calculations associated with this line of credit. On August 29, 2018, the Company entered a Loan Modification Agreement (the “Agreement”) with the bank to extend the Agreement until May 31, 2019. During the year ended March 31, 2019 the Company repaid $200,000 against this line of credit. As of March 31, 2019, the Company was not in compliance with the debt service covenant. This covenant was waived and eliminated with the new agreement (see Note 22). As of March 31, 2019 and 2018, the outstanding balances were $800,000 and $1,000,000, respectively.  As of March 31, 2019 the remaining availability under this line is $-0-.

During June 2019, Bank of America agreed to extend the Company’s line of credit until March 31, 2020. The new Loan Modification Agreement (the “Amended Loan Modification Agreement”) with the bank contains the following provisions:

1)	The Company to make an additional principal payment of $10,000 at closing.
2)	Borrowing base calculation tied to accounts receivable and inventories.
3)	The Amended Loan Modification Agreement expires March 31, 2020.
4)

Interest on any outstanding balances is payable monthly at an annual interest rate equal to the LIBOR (London Interbank Offered Rates) Daily Floating plus 3.75 percentage points. The Company’s interest rate was 6.24863% at March 31, 2019.

5)	The line is collateralized by substantially all of the assets of the Company.
6)	The Company will make principal payments of $10,000 per month until March 31, 2020.

Currently, the Company has no material future capital expenditure requirements.

There was no significant impact on the Company’s operations as a result of inflation for the year ended March 31, 2019.

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

Revenues for repairs and calibrations of the Company’s products represented 14.3% and 12.5% of sales for the years ended March 31, 2019 and 2018, respectively. These revenues are for units that are periodically returned for annual calibrations and/or for repairs after the warranty period has expired. Revenues on repairs and calibrations are recognized at the time the repaired or calibrated unit is shipped, as it is at this time that the work is completed. The Company’s terms are F.O.B. Plant, and as such, delivery has occurred, and revenue recognized, when picked up and acknowledged by a common carrier.

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

Warranty reserves – warranty reserves are based upon historical rates and specific items that are identifiable and can be estimated at time of sale.  While warranty costs have historically been within the Company’s expectations and the provisions established, future warranty costs could be in excess of the Company’s warranty reserves.  A significant increase in these costs could adversely affect the Company’s operating results for the period and the periods these additional costs materialize.  Warranty reserves are adjusted from time to time when actual warranty claim experience differs from estimates. For the year ended March 31, 2019 warranty costs were $58,082 as compared to $4,823 for the year ended March 31, 2018 and are included in Cost of Sales in the accompanying statement of operations. See Note 6 for warranty reserves.

Accounts receivable – the Company performs ongoing credit evaluations of its customers and adjusts credit limits based on customer payment and current credit worthiness, as determined by review of their current credit information.  The Company continuously monitors credits and payments from its customers and maintains provision for estimated credit losses based on its historical experience and any specific customer issues that have been identified. For the years ended March 31, 2019 and 2018 approximately 39% and 23%, respectively, of the Company’s sales were to the U.S. Government. While such credit losses have historically been within our expectation and the provision established, the Company cannot guarantee that it will continue to receive positive results.

Income taxes - deferred tax assets arise from a variety of sources, the most significant being: a) tax losses that can be carried forward to be utilized against profits in future years; b) expenses recognized in the books but disallowed in the tax return until the associated cash flow occurs; and c) valuation changes of assets which need to be tax effected for book purposes but are deductible only when the valuation change is realized. Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using enacted tax rates and laws that are expected to be in effect when such differences are expected to reverse.  The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance for any tax benefit which is not more likely than not to be realized. In assessing the need for a valuation allowance, future taxable income is estimated, considering the realization of tax loss carryforwards. Valuation allowances related to deferred tax assets can also be affected by changes to tax laws, changes to statutory tax rates and future taxable income levels. In the event it was determined that the Company would not be able to realize all or a portion of its deferred tax assets in the future, the Company would reduce such amounts through a charge to income in the period in which that determination is made. Conversely, if it were determined that it would be able to realize the deferred tax assets in the future in excess of the net carrying amounts, Tel would decrease the recorded valuation  allowance through an increase to income in the period in which that determination is made.  In its evaluation of a valuation allowance, the Company takes into account existing contracts and backlog, and the probability that options under these contract awards will be exercised as well as sales of existing products. The Company prepares profit projections based on the revenue and expenses forecast to determine that such revenues will produce sufficient taxable income to realize the deferred tax assets. The Company determined they will not be able to realize the majority of its deferred tax assets, and as a result, a significant valuation allowance was recorded at March 31, 2019.

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

Item 7.          Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

New Accounting Pronouncements (continued)

Recently Adopted Authoritative Pronouncements (continued

Revenue Recognition (continued)

When determining the transaction price of a contract, an adjustment is made if payment from the customer occurs either significantly before or significantly after performance, resulting in a significant financing component. Applying the practical expedient in paragraph 606-10-32-18, the Company does not assess whether a significant financing component exists if the period between when the Company performs its obligations under the contract and when the customer pays is one year or less. None of the Company’s contracts contained a significant financing component as of March 31, 2019.

Replacement Parts

The Company offers replacement parts for test equipment, ramp testers, and bench testers. Similar to the sale of test units, the control of the product transfers at a point of time and therefore, revenue is recognized at the point in time when the obligation to the customer has been fulfilled.

Extended Warranties

The extended warranties sold by the Company provide a level of assurance beyond the coverage for defects that existed at the time of a sale or against certain types of covered damage with coverage terms generally ranging from 5 to 7 years. Amounts received for warranties are recorded as deferred revenue and recognized as revenue ratably over the respective term of the agreements. As of March 31, 2019, approximately $361,791 is expected to be recognized from remaining performance obligations for extended warranties.  For the year ended March 31, 2019, the Company recognized revenue of $50,353 from amounts that were included in Deferred Revenue as compared to $27,368 for the year ended March 31, 2018.

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

The Company excludes from revenues all taxes assessed by a governmental authority that are imposed on the sale of its products and collected from customers.

The Company chose to apply the available practical expedient as commission eligible sales orders are fulfilled within less than one year and commissions are generally paid by the Company within 30 days of the related sales order fulfillment. Accordingly, management has determined that no change in accounting for costs to obtain a contract will be required for the Company to conform with ASC 606.

Item 7.          Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

New Accounting Pronouncements (continued)

Recently Adopted Authoritative Pronouncements (continued)

Revenue Recognition (continued)

Disaggregation of revenue

In the following table, revenue is disaggregated by revenue category.

	For the Year Ended March 31, 2019
	Commercial	Government
Sales Distribution

Test Units	845,103	9,239,379
	$845,103	$9,239,379

The remainder of our revenues for the year ended March 31, 2019 are derived from repairs and calibration of $1,686,643, replacement parts of $294,572 and extended warranties of $50,353. We do not disaggregate these revenue streams as they are not deemed an important element related to how management operates the business between segments.

	For the Year Ended March 31, 2018
	Commercial	Government
Sales Distribution

Test Units	1,089,045	7,395,724
	$1,089,045	$7,395,724

The remainder of our revenues for the year ended March 31, 2018 are derived from repairs and calibration of $1,228,011, replacement parts of $284,440 and extended warranties of $27,368. We do not disaggregate these revenue streams as they are not deemed an important element related to how management operates the business between segments.

In the following table, revenue is disaggregated by geography.

	For the Year Ended March 31, 2019	For the Year Ended March 31, 2018
Geography

United States	$9,677,822	$7,424,780
International	2,438,228	2,599,808
Total	$12,116,050	$10,024,588

Item 7.          Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

New Accounting Pronouncements (continued)

To Be Adopted

In February 2016, the FASB established Topic 842, Leases, by issuing Accounting Standards Update (ASU) No. 2016-02, which requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. The new standard establishes a right-of-use model (ROU) that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. The new standard is effective for the Company on April 1, 2019. A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application. An entity may choose to use either (1) its effective date or (2) the beginning of the earliest comparative period presented in the financial statements as its date of initial application. If an entity chooses the second option, the transition requirements for existing leases also apply to leases entered into between the date of initial application and the effective date. The Company adopted the new standard on April 1, 2019 and uses the effective date as the date of initial application. The new standard provides a number of optional practical expedients in transition. The Company elects the ‘package of practical expedients’, which permits the Company not to reassess under the new standard prior conclusions about lease identification, lease classification and initial direct costs. The Company determined that this standard will have a material effect on the Company’s financial statements and will approximate the amount included in Note 12 for our existing operating lease commitments before giving effect for discounting due to time value of money, which the Company estimates to be approximately $500,000.  While the Company continues to assess all of the effects of adoption, the Company currently believes the most significant effects relate to the recognition of new ROU assets and lease liabilities on the Company’s balance sheet for the Company’s real estate operating lease. On adoption, the Company will recognize an operating lease liability with a corresponding ROU asset of the same amount based on the present value of the remaining minimum rental payments under current leasing standards for existing operating leases.

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

Shareholders and Board of Directors

Tel-Instrument Electronics Corp.

East Rutherford, New Jersey

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Tel-Instrument Electronics Corp. (the “Company”) and subsidiaries as of March 31, 2019 and 2018, the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the two years in the period ended March 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at March 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, a verdict was rendered against the Company pursuant to an ongoing lawsuit for amounts that raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Woodbridge, New Jersey

July 1, 2019

TEL-INSTRUMENT ELECTRONICS CORP.

Consolidated Balance Sheets

ASSETS	March 31, 2019	March 31, 2018
Current assets:
Cash	$585,856	$307,812
Accounts receivable, net of allowance for doubtful accounts of $7,500 and $7,500, respectively	2,196,099	1,095,049
Inventories, net	2,932,632	4,269,934
Restricted cash to support appeal bond	2,004,871	2,000,866
Prepaid expenses and other current assets	275,230	147,746
Total current assets	7,994,688	7,821,407

Equipment and leasehold improvements, net	236,370	180,763
Deferred tax asset, net	63,500	63,500
Other assets	35,109	35,109

Total assets	$8,329,667	$8,100,779

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Current portion of long-term debt	$-	$2,124
Line of credit	800,000	1,000,000
Capital lease obligations – current portion	6,885	6,875
Accounts payable	1,058,304	2,307,813
Deferred revenues – current portion	97,122	60,051
Accrued expenses - vacation pay, payroll and payroll withholdings	394,296	447,863
Accrued legal damages	5,312,085	5,059,990
Accrued expenses - related parties	3,017	31,151
Accrued expenses – other	432,472	241,419
Warrant liability	43,500	-
Total current liabilities	8,147,681	9,157,286

Capital lease obligations – long-term	-	6,885
Deferred revenues – long-term	264,669	337,676

Total liabilities	8,412,350	9,501,847

Commitments and contingencies

Stockholders’ deficit
Preferred stock, 1,000,000 shares authorized, par value $0.10 per share
Preferred stock, 500,000 shares 8% Cumulative Series A Convertible Preferred issued and outstanding, par value $0.10 per share	3,275,998	3,035,998
Preferred stock, 166,667 shares 8% Cumulative Series B Convertible Preferred issued and outstanding, par value $0.10 per share	1,007,367	-
Common stock, 7,000,000 shares authorized, par value $.10 per share, 3,255,887 and 3,255,887 shares issued and outstanding, respectively	325,586	325,586
Additional paid-in capital	7,914,955	8,046,975
Accumulated deficit	(12,606,589)	(12,809,627)

Total stockholders’ deficit	(82,683)	(1,401,068)

Total liabilities and stockholders’ deficit	$8,329,667	$8,100,779

The accompanying notes are an integral part of the consolidated financial statements.

TEL-INSTRUMENT ELECTRONICS CORP.

Consolidated Statements of Operations

	For the years ended March 31,
	2019	2018

Net sales	$12,116,050	$10,024,588

Cost of sales	6,698,830	6,894,779

Gross margin	5,417,220	3,129,809

Operating expenses:
Selling, general and administrative	2,215,521	2,491,816
Litigation expenses	234,720	610,125
Legal damages	-	2,159,000
Engineering, research and development	2,312,043	2,275,508

Total operating expenses	4,762,284	7,536,449

Income (loss) from operations	654,936	(4,406,640)

Other income (expense):
Proceeds from life insurance	-	92,678
Interest income	4,005	866
Amortization of deferred financing costs	-	(3,363)
Change in fair value of common stock warrants	(43,500)	95,000
Interest expense	(100,750)	(59,787)
Interest expense – judgment	(310,663)	(100,960)
Interest expense - related parties	(990)	(3,605)

Total other (expense) income	(451,898)	20,829

Income (loss) before income taxes	203,038	(4,385,811)

Benefit for income taxes	-	(63,500)

Net income (loss)	203,038	(4,322,311)

Deemed dividend related to beneficial conversion feature of Series B Convertible Preferred Stock	(420,000)	-
Preferred dividends	(312,807)	(90,667)

Net loss attributable to common shareholders	$(529,769)	$(4,412,978)

Basic loss per common share	$(0.16)	$(1.36)
Diluted loss per common share	$(0.16)	$(1.36)

Weighted average number of shares outstanding
Basic	3,255,887	3,255,887
Diluted	3,255,887	3,255,887

The accompanying notes are an integral part of the consolidated financial statements.

TEL-INSTRUMENT ELECTRONICS CORP.

Consolidated Statements of Changes in Stockholders’ Deficit

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock		Additional
	# of Shares Issued	Amount	# of Shares Issued	Amount	# of Shares Issued	Amount	Paid-In Capital	Accumulated Deficit	Total
Balances at April 1, 2017	-	-	-	-	3,255,887	$325,586	$8,107,369	$(8,487,316)	$(54,361)
Issuance of Series A Convertible Preferred Stock	500,000	2,945,331	-	-	-	-	-	-	2,945,331
8% Dividends on Preferred Stock	-	90,667	-	-	-	-	(90,667)	-	-
Stock-based compensation	-	-	-	-	-	-	30,273		30,273
Net loss	-	-	-	-	-	-	-	(4,322,311)	(4,322,311)
Balances at March 31, 2018	500,000	3,035,998	-	-	3,255,887	325,586	8,046,975	(12,809,627)	(1,401,068)
Issuance of Series B Convertible Preferred Stock	-	-	166,667	968,257	-	-	-	-	968,257
Proceeds from short-swing profits from an investor, net	-	-	-	-	-	-	123,074	-	123,074
Stock-based compensation	-	-	-	-	-	-	24,016	-	24,016
8% Dividends on Preferred Stock	-	240,000	-	39,110	-	-	(279,110)	-	-
Net income	-	-	-	-	-	-	-	203,038	203,038
Balances at March 31, 2019	500,000	$3,275,998	166,667	$1,007,367	3,255,887	$325,586	$7,914,955	$(12,606,589)	$(82,683)

The accompanying notes are an integral part of the consolidated financial statements.

TEL-INSTRUMENT ELECTRONICS CORP.

Consolidated Statements of Cash Flows

	For the years ended March 31,
	2019	2018
Cash flows used in operating activities:
Net income (loss)	$203,038	$(4,322,311)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Deferred income taxes	-	(63,500)
Depreciation and amortization	60,954	70,060
Amortization of deferred financing costs	-	3,363
Change in fair value of common stock warrant	43,500	(95,000)
Provision for inventory obsolescence	78,000	90,000
Non-cash stock-based compensation	24,016	30,273

Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(1,101,050)	461,333
Decrease (increase) in inventories	1,264,531	(151,755)
(Increase) decrease in prepaid expenses and other assets	(127,484)	35,869
(Decrease) increase in accounts payable	(1,249,509)	879,493
Increase in accrued legal damages	252,095	2,259,990
Increase in restricted cash for appeal bond	(4,005)	(2,000,866)
(Decrease) in deferred revenues	(35,936)	(78,966)
(Decrease) in federal and state taxes payable	-	(4,105)
Decrease in accrued payroll, vacation pay & withholdings	(53,567)	(79,550)
Increase (decrease) in accrued expenses – related party and other	162,919	(372,065)
Net cash used in operating activities	(482,498)	(3,337,737)

Cash flows from investing activities:
Acquisition of equipment	(121,790)	(89,396)
Net cash used in investing activities	(121,790)	(89,396)

Cash flows from financing activities:
Proceeds from line of credit	-	800,000
Repayment of line of credit	(200,000)	-
Proceeds from short-swing profits from an investor, net of expenses	123,075	-
Proceeds from issuance of convertible preferred stock	1,000,000	3,000,000
Expenses associated with convertible preferred stock	(31,744)	(54,669)
Repayment of long-term debt	(2,124)	(291,991)
Repayment of capitalized lease obligations	(6,875)	(6,268)
Net cash provided by financing activities	882,332	3,447,072

Net increase in cash	278,044	19,939
Cash, beginning of year	307,812	287,873
Cash, end of year	$585,856	$307,812

Supplemental cash flow information:
Taxes paid	$-	$-
Interest paid	$82,483	$68,724

The accompanying notes are an integral part of the consolidated financial statements.

TEL-INSTRUMENT ELECTRONICS CORP.

Notes To Consolidated Financial Statements

1.                   Business, Organization, and Liquidity

Business and Organization

Tel-Instrument Electronics Corp. (“Tel” or the “Company”) has been in business since 1947.  The Company is a leading designer and manufacturer of avionics test and measurement instruments for the global, commercial air transport, general aviation, and government/military defense markets.  Tel provides instruments to test, measure, calibrate, and repair a wide range of airborne navigation and communication equipment.  The Company sells its equipment in both domestic and international markets. Tel continues to develop new products in anticipation of customers’ needs and to maintain its strong market position.  Its development of multi-function testers has made it easier for customers to perform ramp tests with less operator training, fewer test sets, and lower product support costs.  The Company has become a major manufacturer and supplier of Identification Friend or Foe (“IFF”) flight line test equipment over the last few years.

2.                  Summary of Significant Accounting Policies

Principles of Consolidation:

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, and include the Company and its wholly-owned subsidiary. All significant inter-company accounts and transactions have been eliminated.

Liquidity and Going Concern:

These audited consolidated financial statements have been prepared in conformity with GAAP, which contemplates continuation of the Company as a going concern.  As discussed in Note 21 to the Notes to the Consolidated Financial Statements, the Company has recorded estimated damages to date of $5.3 million, including interest, as a result of the jury verdict associated with the Aeroflex litigation. The Company’s line of credit agreement expires on May 31, 2019.  During June 2019, Bank of America agreed to extend the Company’s line of credit until March 31, 2020 (see Note 22). We have no commitment from any party to provide additional working capital and there is no assurance that any funding will be available as required, or if available, that its terms will be favorable or acceptable to the Company. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued.

The jury found no misappropriation of Aeroflex trade secrets but it did rule that the Company tortiously interfered with a prospective business opportunity and awarded damages. The jury also ruled that Tel tortiously interfered with Aeroflex’s non-disclosure agreements with two former Aeroflex employees. The jury also found that the former Aeroflex employees breached their non-disclosure agreements with Aeroflex. The Court conducted further hearings on the Company’s post-trial motions which sought to reduce the damages award of $2.8 million, as well as the punitive damages claim.  The Court denied the Company’s motions and awarded Aeroflex an additional $2.1 million of punitive damages. The Company has filed motions in January 2018 for the Court to reconsider the amount of damages on the grounds that they are duplicative and not legally supportable. The Court heard these motions and such motions were denied. The Company filed for the appeal. The Company has posted a $2 million bond for the appeal. This $2 million bond amount will remain in place during the appeal process (see Note 21). The Company believes it has solid grounds to appeal this verdict. The appeal process is expected to take several years to complete.

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

TEL-INSTRUMENT ELECTRONICS CORP.

Notes To Consolidated Financial Statements

2.                  Summary of Significant Accounting Policies (continued)

Revenue Recognition:

Prior to the adoption of ASC 606, revenues were recognized at the time of shipment to, or acceptance by the customer, provided title and risk of loss was transferred to the customer as the product price is fixed or determinable, collection of the resulting receivable is probable, evidence of an arrangement exists and product returns are reasonably estimable.  Provisions, when appropriate, were made where the right to return exists. Refer to discussion below for revenue recognition in accordance with ASC 606.

Revenues for repairs and calibrations of the Company’s products represented 14.3% and 12.5% of sales for the years ended March 31, 2019 and 2018, respectively. These revenues are for units that are periodically returned for annual calibrations and/or for repairs after the warranty period has expired. Revenues on repairs and calibrations are recognized at the time the repaired or calibrated unit is shipped, as it is at this time that the work is completed. The Company’s terms are F.O.B. Plant, and as such, delivery has occurred, and revenue recognized, when picked up and acknowledged by a common carrier.

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

Fair Value of Financial Instruments:

The Company estimates that the fair value of all financial instruments at March 31, 2019 and March 31, 2018, as defined in Financial Accounting Standards Board (“FASB”) ASC 825 “Financial Instruments”, does not differ materially, except for the items discussed below, from the aggregate carrying values of its financial instruments recorded in the accompanying consolidated balance sheets. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value.

The carrying amounts reported in the consolidated balance sheets as of March 31, 2019 and March 31, 2018 for cash, accounts receivable, restricted cash used for the appeal bond, and accounts payable approximate the fair value because of the immediate or short-term maturity of these financial instruments.  Each reporting period we evaluate market conditions including available interest rates, credit spreads relative to our credit rating and liquidity in estimating the fair value of our debt. After considering such market conditions, we estimate that the fair value of debt approximates its carrying value. The warrant liability is recorded at fair value.

Concentrations of Credit Risk:

Cash held in banks: The Company maintains cash balances at a financial institution that is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to federally insured limits. At times balances may exceed FDIC insured limits. The Company has not experienced any losses in such accounts.

Accounts Receivable: The Company’s avionics customer base is primarily comprised of airlines, distributors, and the U.S. Government. As of March 31, 2019, the Company believes it has no significant risk related to its concentration within its accounts receivable.

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

Deferred Revenues:

Amounts billed in advance of the period in which the service is rendered or product delivered are recorded as deferred revenue.  At March 31, 2019 and 2018, deferred revenues totaled $361,791 and $397,727, respectively. See above for additional information regarding our revenue recognition policies.

Net Income (Loss) per Common Share:

Basic net income (loss) per share attributable to common stockholders is computed by dividing net income by the weighted-average number of common shares outstanding during the period.  Diluted income per share is computed by dividing diluted net income by the weighted-average number of common shares outstanding during the period, including common stock equivalents, such as stock options and warrants as well as preferred stock conversions using the treasury stock method.  Diluted loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period, and excludes the anti-dilutive effects of common stock equivalents, such as stock options and warrants as well as preferred stock conversions.

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

During the years ended March 31, 2019 and 2018 the Company did not incur any expense related to interest or penalties for income tax matters, and no such amounts were accrued as of March 31, 2019 and 2018. The Company’s tax years remain open for examination by the tax authorities primarily beginning 2014 through present.

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

Long-Lived Assets:

The Company assesses the recoverability of the carrying value of its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future, undiscounted cash flows expected to be generated by an asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. No impairment losses have been recognized for the years ended March 31, 2019 and 2018, respectively.

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

Warranty Reserves:

Warranty reserves are based upon historical rates and specific items that are identifiable and can be estimated at time of sale.  While warranty costs have historically been within the Company’s expectations and the provisions established, future warranty costs could be in excess of the Company’s warranty reserves.  A significant increase in these costs could adversely affect the Company’s operating results for the period and the periods these additional costs materialize.  Warranty reserves are adjusted from time to time when actual warranty claim experience differs from estimates. For the year ended March 31, 2019 warranty costs were $58,082 as compared to $4,823 for the year ended March 31, 2018 and are included in Cost of Sales in the accompanying statement of operations. See Note 6 for warranty reserves.

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

If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. When determining the transaction price of a contract, an adjustment is made if payment from the customer occurs either significantly before or significantly after performance, resulting in a significant financing component. Applying the practical expedient in paragraph 606-10-32-18, the Company does not assess whether a significant financing component exists if the period between when the Company performs its obligations under the contract and when the customer pays is one year or less. None of the Company’s contracts contained a significant financing component as of March 31, 2019.

Replacement Parts

The Company offers replacement parts for test equipment, ramp testers, and bench testers. Similar to the sale of test units, the control of the product transfers at a point of time and therefore, revenue is recognized at the point in time when the obligation to the customer has been fulfilled.

Extended Warranties

The extended warranties sold by the Company provide a level of assurance beyond the coverage for defects that existed at the time of a sale or against certain types of covered damage with coverage terms generally ranging from 5 to 7 years. Amounts received for warranties are recorded as deferred revenue and recognized as revenue ratably over the respective term of the agreements. As of March 31, 2019, approximately $361,791 is expected to be recognized from remaining performance obligations for extended warranties.  For the year ended March 31, 2019, the Company recognized revenue of $50,353 from amounts that were included in Deferred Revenue as compared to $27,368 for the year ended March 31, 2018.

TEL-INSTRUMENT ELECTRONICS CORP.

Notes To Consolidated Financial Statements (Continued)

2.                   Summary of Significant Accounting Policies (continued)

New Accounting Pronouncements (continued):

Recently Adopted Authoritative Pronouncements (continued)

Revenue Recognition (continued)

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

The Company excludes from revenues all taxes assessed by a governmental authority that are imposed on the sale of its products and collected from customers.

The Company chose to apply the available practical expedient as commission eligible sales orders are fulfilled within less than one year and commissions are generally paid by the Company within 30 days of the related sales order fulfillment. Accordingly, management has determined that no change in accounting for costs to obtain a contract will be required for the Company to conform with ASC 606.

Disaggregation of revenue

In the following table, revenue is disaggregated by revenue category.

	For the Year Ended March 31, 2019
	Commercial	Government
Sales Distribution

Test Units	845,103	9,239,379
	$845,103	$9,239,379

The remainder of our revenues for the year ended March 31, 2019 are derived from repairs and calibration of $1,686,643, replacement parts of $294,572 and extended warranties of $50,353. We do not disaggregate these revenue streams as they are not deemed an important element related to how management operates the business between segments.

	For the Year Ended March 31, 2018
	Commercial	Government
Sales Distribution

Test Units	1,089,045	7,395,724
	$1,089,045	$7,395,724

The remainder of our revenues for the year ended March 31, 2018 are derived from repairs and calibration of $1,228,011, replacement parts of $284,440 and extended warranties of $27,368. We do not disaggregate these revenue streams as they are not deemed an important element related to how management operates the business between segments.

TEL-INSTRUMENT ELECTRONICS CORP.

Notes To Consolidated Financial Statements (Continued)

2.                   Summary of Significant Accounting Policies (continued)

New Accounting Pronouncements (continued):

Recently Adopted Authoritative Pronouncements (continued)

Revenue Recognition (continued)

Disaggregation of revenue (continued)

In the following table, revenue is disaggregated by geography.

	For the Year Ended March 31, 2019	For the Year Ended March 31, 2018
Geography

United States	$9,677,822	$7,424,780
International	2,438,228	2,599,808
Total	$12,116,050	$10,024,588

To Be Adopted

In February 2016, the FASB established Topic 842, Leases, by issuing Accounting Standards Update (ASU) No. 2016-02, which requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. The new standard establishes a right-of-use model (ROU) that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. The new standard is effective for the Company on April 1, 2019. A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application. An entity may choose to use either (1) its effective date or (2) the beginning of the earliest comparative period presented in the financial statements as its date of initial application. If an entity chooses the second option, the transition requirements for existing leases also apply to leases entered into between the date of initial application and the effective date. The Company adopted the new standard on April 1, 2019 and uses the effective date as the date of initial application. The new standard provides a number of optional practical expedients in transition. The Company elects the ‘package of practical expedients’, which permits the Company not to reassess under the new standard prior conclusions about lease identification, lease classification and initial direct costs. The Company determined that this standard will have a material effect on the Company’s financial statements and will approximate the amount included in Note 12 for our existing operating lease commitments before giving effect for discounting due to time value of money, which the Company estimates to be approximately $500,000.  While the Company continues to assess all of the effects of adoption, the Company currently believes the most significant effects relate to the recognition of new ROU assets and lease liabilities on the Company’s balance sheet for the Company’s real estate operating lease. On adoption, the Company will recognize an operating lease liability with a corresponding ROU asset of the same amount based on the present value of the remaining minimum rental payments under current leasing standards for existing operating leases.

No other recently issued accounting pronouncements had or are expected to have a material impact on the Company’s consolidated financial statements.

TEL-INSTRUMENT ELECTRONICS CORP.

Notes To Consolidated Financial Statements (Continued)

3.                   Accounts Receivable

The following table sets forth the components of accounts receivable:

	March 31,
	2019	2018
Government	$1,951,729	$998,522
Commercial	251,870	104,027
Less: Allowance for doubtful accounts	(7,500)	(7,500)
	$2,196,099	$1,095,049

4.                   Inventories

Inventories consist of:

	March 31,
	2019	2018
Purchased parts	$2,709,235	$3,571,874
Work-in-process	721,397	1,051,725
Finished goods	-	66,335
Less: Allowance for obsolete inventory	(498,000)	(420,000)
	$2,932,632	$4,269,934

Work-in-process inventory includes $673,437 and $956,349 for government contracts at March 31, 2019 and 2018, respectively.

 5.                  Equipment and Leasehold Improvements

Equipment and leasehold improvements consist of the following:

	March 31,
	2019	2018
Leasehold Improvements	$95,858	$95,858
Machinery and equipment	1,773,349	1,657,961
Automobiles	23,712	23,712
Sales equipment	595,475	600,419
Assets under capitalized leases	637,189	637,189
Less: Accumulated depreciation & amortization	(2,889,213)	(2,834,376)
	$236,370	$180,763

Depreciation and amortization expense related to the assets above for the years ended March 31, 2019 and 2018 was $60,954 and $70,060 respectively.

6.                   Accrued Expenses

Accrued vacation pay, deferred wages, payroll and payroll withholdings consist of the following:

	March 31,
	2019	2018

Accrued vacation pay	$325,647	$346,871
Accrued compensation and payroll withholdings	68,649	100,992

	$394,296	$447,863

Accrued vacation pay, payroll and payroll withholdings includes $76,214 and $83,850 at March 31, 2019 and 2018, respectively, which is due to officers.

TEL-INSTRUMENT ELECTRONICS CORP.

Notes To Consolidated Financial Statements (Continued)

6.                 Accrued Expenses (continued)

Accrued expenses - other consist of the following:

	March 31,
	2019	2018

Accrued commissions	46,853	33,370
Accrued legal costs	30,000	35,996
Accrued consulting fees	164,059	7,750
Warranty reserve	118,014	111,983
Accrued – other	73,546	52,320

	$432,472	$241,419

The following table provides a summary of the changes in warranty reserves for the years ended March 31, 2019 and 2018:

	March 31,
	2019	2018
Warranty reserve, at beginning of period	$111,983	$188,444
Warranty expense	58,082	4,823
Warranty deductions	(52,051)	(81,284)
Warranty reserve, at end of period	$118,014	$111,983

Accrued expenses – related parties consists of the following:

	March 31,
	2019	2018

Interest and other expenses due to the Company’s President/CEO	3,017	31,151

	$3,017	$31,151

7.                   Income Taxes

On December 22, 2017, the U.S. Government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “TCJA”). The TJCA made broad changes to the U.S. tax code, including, but not limited to, (1) reducing the U.S. federal corporate tax rate from 35% to 21%; (2) eliminating the corporate alternative minimum tax; (3) creating a new limitation on deductible interest expense; (4) creating the base erosion and anti-abuse tax, a new minimum tax; (5) limitation on the deductibility of certain executive compensation; (6) enhancing the option to claim accelerated depreciation deductions on qualified property, and (7) changing the rules related to uses and limitations of NOLs in tax years beginning after December 31, 2017.

The TCJA reduced the corporate tax rate to 21%, effective January 1, 2018. The accounting for this portion of the TCJA caused a reduction to the net deferred tax assets before valuation allowance of approximately $1.2 million for the year ended March 31, 2018. However, as discussed below, the Company maintains a full valuation allowance against its deferred tax assets. As a result, the $1.2 million reduction to the Company’s deferred tax assets is offset by a corresponding $1.2 million reduction in the Company’s valuation allowance, resulting in no net impact to the Company’s tax provision.

TEL-INSTRUMENT ELECTRONICS CORP.

Notes To Consolidated Financial Statements (Continued)

 7.                   Income Taxes (continued)

Income tax benefit:

	Fiscal Year Ended
	March 31,	March 31,
	2019	2018
Current:
Federal	$-	$-
State and local	-	1,500

Total current tax provision	-	1,500

Deferred:
Federal	-	(65,000)
State and local	-	-

Total deferred tax benefit	-	(65,000)

Total provision	$-0-	$(63,500)

The approximate values of the components of the Company’s deferred taxes at March 31, 2019 and 2018 are as follows:

	March 31,	March 31,
	2019	2018
Deferred tax assets:
Net operating loss carryforwards	$1,345,245	$1,482,880
Tax credits	329,032	329,032
Charitable contributions	116	85
Legal damages	1,117,904	1,070,763
Allowance for doubtful accounts	1,576	1,587
Reserve for inventory obsolescence	104,626	88,878
Inventory capitalization	70,633	100,604
Vacation accrual	68,416	73,403
Warranty reserve	24,794	23,697
Deferred revenues	76,009	84,165
Stock options	15,687	15,801
Non-compete agreement	-	1,306
AMT credit	63,500	63,500
Depreciation	5,070	5,533
Deferred tax asset	3,222,608	3,341,234
Less valuation allowance	(3,159,108)	(3,277,734,	)

Deferred tax asset, net	$63,500	$63,500

The recognized deferred tax asset is based upon the expected utilization of its benefit from future taxable income. The Company has federal net operating loss (“NOL”) carryforwards of approximately $6,405,000 as of March 31, 2019. These carryforward losses are available to offset future taxable income, and begin to expire in the year 2027. New Jersey State NOL carryforwards approximate $5,526,000 as of March 31, 2019. New Jersey State NOL carryforwards expire in 20 years, and certain of these amounts begin to expire in 2030.

The foregoing amounts are management’s estimates, and the actual results could differ from those estimates. Future profitability in this competitive industry depends on continually obtaining and fulfilling new profitable sales agreements and modifying products.  The inability to obtain new profitable contracts or the failure of the Company’s engineering development efforts could reduce estimates of future profitability, which could affect the Company’s ability to realize the deferred tax assets. It is management’s belief that the deferred tax assets is not more likely than not to be fully realized, and as a result, a valuation allowance of $3,159,108 was recorded at March 31, 2019.

TEL-INSTRUMENT ELECTRONICS CORP.

Notes To Consolidated Financial Statements (Continued)

 7.                   Income Taxes (continued)

A reconciliation of the income tax (benefit) provision at the statutory Federal tax rate of 21% and 31.55% for the years ended March 31, 2019 and 2018, respectively, to the income tax (benefit) provision recognized in the financial statements is as follows:

	March 31,	March 31,
	2019	2018

Income tax (benefit) provision – statutory rate	$42,638	$(1,383,723)
Income tax expenses – state and local, net of federal benefit	1,027	(6,190)
Permanent items	32,031	11,133
Change in value of warrants – permanent difference	9,135	(29,973)
True-up of prior year’s deferred taxes	15,386	(10,228)
Valuation allowance	(118,625)	(349,875)
Rate changes	3,102	1,697,766
Other	15,306	7,590

Income tax provision (benefit)	$-0-	$(63,500)

8.                  Related Parties

Subordinated Notes

On February 22, 2010, the Company borrowed $250,000 in exchange for issuing subordinated notes to two executive officers and directors in the amount of $125,000 (individually, the “Subordinated Note” and collectively, the “Subordinated Notes”). The notes became due April 1, 2011 with an interest rate of 1% per month, payable on a monthly basis within 14 days of the end of each month. The holders of Subordinated Notes agreed that the Company’s failure to pay the monthly interest amounts pursuant to the terms of the February 22, 2010 Subordinated Notes will not constitute an event of default on such notes. Upon payment in full of the loan to BCA in November 2014, the Company was able to commence to pay down the principal balance of the Subordinated Notes. During fiscal year 2012, the Company’s Chairman, at the time, passed away. His surviving spouse has retained this Subordinated Note and continues to acknowledge the terms. The remaining principal balances on the notes were fully paid during the year ended March 31, 2017. The Company continues to accrue interest. Total interest expense was $990 and $3,605 for the years ended March 31, 2019 and 2018, respectively. All interest was repaid as of March 31, 2019. Accrued interest at March 31, 2019 and 2018 was $-0- and $31,151, respectively.

Services

The Company has obtained marketing and sales services from a brother-in-law of the Company’s CEO with the related fees and commissions amounting to $161,026 and $149,577 for the years ended March 31, 2019 and 2018, respectively.

9.                   Long-Term Debt

Term Loans with Bank of America

On November 13, 2014, the Company entered into a term loan in the amount of $1,200,000 with Bank of America. The term loan was for three years, and expired on November 13, 2017. The Company fully paid the loan on this date. Monthly payments were at $36,551 including interest at 6%. The term loan was collateralized by substantially all of the assets of the Company. At March 31, 2019 and March 31, 2018, the outstanding balances were $-0- and $-0-, respectively. For the years ended March 31, 2019 and 2018, the Company recorded amortization of deferred financing costs in the amount of $-0- and $3,363, respectively. As of March 31, 2019 and March 31, 2018, the Company had unamortized deferred financing costs in the amount of $-0- and $-0-, respectively.

In July 2015, the Company entered into a term loan in the amount of $18,000 with Bank of America. The term loan was for three years, and expires in July 2018. Monthly payments are at $536 including interest at 4.5%. The term loan is collateralized by substantially all of the assets of the Company. At March 31, 2019 and March 31, 2018, the outstanding balances were $-0- and $2,124, respectively.

TEL-INSTRUMENT ELECTRONICS CORP.

Notes To Consolidated Financial Statements (Continued)

10.                 Line of Credit

On March 21, 2016, the Company entered into a line of credit agreement with Bank of America, which expired March 31, 2017. In March 2017, the Company extended until March 31, 2018.  The line provided a revolving credit facility with borrowing capacity of up to $1,000,000. There were no covenants or borrowing base calculations associated with this line of credit. On August 29, 2018, the Company entered a Loan Modification Agreement (the “Agreement”) with the bank. The Agreement has the following provisions:

1)	The Company to make an additional principal payment of $50,000 by October 1, 2018. (The Company made this payment.)
2)	Borrowing base calculation tied to accounts receivable and inventories.
3)	The Agreement expired May 31, 2019 (see Note 22 for extension and modifications.)
4)

Interest on any outstanding balances is payable monthly at an annual interest rate equal to the LIBOR (London Interbank Offered Rates) Daily Floating plus 3.75 percentage points. The Company’s interest rate was 6.24863% at March 31, 2019.

5)	The line is collateralized by substantially all of the assets of the Company.
6)

The Company will make principal payments of $5,000 per month from September 30, 2018 through November 30, 2018 and principal payments of $10,000 per month from December 31, 2018 to May 31, 2019. All required payments have been made. The March 31, 2019 payment was not charged to our account until April 1, 2019, and therefore is not reflected in the balance as of March 31, 2018.

During the year ended March 31, 2019 the Company repaid $200,000 against this line of credit. As of March 31, 2019, the Company was not in compliance with the debt service covenant. This covenant was waived and eliminated with the new agreement (see Note 22). As of March 31, 2019 and 2018, the outstanding balances were $800,000 and $1,000,000, respectively.  As of March 31, 2019 the remaining availability under this line is $-0-.

During June 2019, Bank of America agreed to extend the Company’s line of credit until March 31, 2020 (see Note 22).

11.                 Commitments

The Company leases its general office and manufacturing facility in East Rutherford, NJ under an operating lease agreement which expires July 31, 2016. The lease is for a five year period, beginning August 1, 2011, with a five year option in a one-story facility. In June 2016, the Company extended the lease term for another five years until August 2022.  Under terms of the lease, the Company is also responsible for its proportionate share of the additional rent to include all real estate taxes, insurance, snow removal, landscaping and other building charges. The Company is also responsible for the utility costs for the premises.

The Company also leases a small office in Lawrence, Kansas under an operating lease agreement which expires June 30, 2019.

In addition, the Company has agreements to lease equipment for use in the operations of the business under operating leases.

The following is a schedule of approximate future minimum rental payments for operating leases over each of the next five fiscal years subsequent to March 31, 2019.

Years Ended March 31,
2020	$327,434
2021	312,431
2022	128,610
2023	-
2024	-
$768,475

Total rent expense, including common charges related to the building as well as equipment rentals, was approximately $353,000 and $365,000 for the years ended March 31, 2019 and 2018, respectively.

The Company sponsors a 401k Plan in which employee contributions on a pre-tax basis are supplemented by matching contributions by the Company. The Company charged to operations $23,047 and $22,223 as its matching contribution to the Company’s 401k Plan for the years ended March 31, 2019 and 2018, respectively.

TEL-INSTRUMENT ELECTRONICS CORP.

Notes To Consolidated Financial Statements (Continued)

12.                Capitalized Lease Obligations

The Company has entered into lease commitments for equipment that meet the requirements for capitalization. The equipment has been capitalized and shown in equipment and leasehold improvements in the accompanying balance sheets.  The related obligations are also recorded in the accompanying consolidated balance sheets and are based upon the present value of the future minimum lease payments with an interest rate of 9%.  The net book value of equipment acquired under capitalized lease obligations amounted to $10,041 and $15,280 at March 31, 2019 and 2018, respectively. There were no new capital lease obligations during the years ended March 31, 2019 and 2018. As of March 31, 2019 and 2018, accumulated amortization under capital leases was $627,148 and $621,909, respectively.

At March 31, 2019, future payments under capital leases are as follows over each of the next five fiscal years:

2020	$7,209
2021	-
2022	-
2023	-
2024	-
Total minimum lease payments	7,209
Less amounts representing interest	(324)
Present value of net minimum lease payments	$6,885

13.                Significant Customer Concentrations

For the years ended March 31, 2019 and 2018, sales to the U.S. Government represented approximately 39% and 23%, respectively of net sales.   One direct customer accounted for 12% of total sales and 16% of government sales for the year ended March 31, 2019. One U.S. distributor represented 10% of sales for the year ended March 31, 2018. This U.S. Distributor accounted for 24% and 38% of commercial sales for the years ended March 31, 2019 and 2018, respectively. No other customer accounted for more than 10% of commercial or government net sales for the years ended March 31, 2019 and 2018.

Net sales to foreign customers were $2,438,228 and $2,599,808 for the years ended March 31, 2019 and 2018, respectively.  All other sales were to customers located in the U.S. The following table presents net sales by U.S. and foreign countries:

	2019	2018
United States	$9,677,822	$7,424,780
Foreign countries	2,438,228	2,599,808
Total Avionics Sales	$12,116,050	$10,024,588

Net sales related to any single foreign country did not comprise more than 10% of consolidated net sales. The Company had no assets outside the United States.

Receivables from the U.S. Government represented approximately 3% and 0%, respectively, of total receivables at March 31, 2019 and 2018, respectively. As of March 31, 2019, three individual customers represented in total 72% of the Company’s outstanding accounts receivable, ranging between 14% and 37% of the Company’s outstanding accounts receivable. As of March 31, 2018, four individual customers represented in total 63% of the Company’s outstanding accounts receivable, ranging between 14% and 18% of the Company’s outstanding accounts receivable. No other customers represented more than 10% of outstanding accounts receivable for the years ending March 31, 2019 and 2018.

TEL-INSTRUMENT ELECTRONICS CORP.

Notes To Consolidated Financial Statements (Continued)

14.                Series A 8% Convertible Preferred Stock

On November 14, 2017, the Company entered into definitive subscription agreements with an accredited investor, pursuant to which the investor purchased an aggregate of 500,000 shares of the Company’s Series A Preferred Stock (the “Series A Preferred”) for an aggregate of $3 million. The Company used such proceeds for the payment of any Court judgment and/or settlement related to the Aeroflex Wichita, Inc. litigation, working capital purposes, and for payment of fees and expenses associated with this transaction. The Closing occurred following the satisfaction of customary closing conditions. The securities issued pursuant to the Subscription Agreements were not registered under the Securities Act of 1933, as amended (the “Securities Act”), but qualified for exemption under Section 4(a)(2) of the Securities Act. The securities were exempt from registration under Section 4(a)(2) of the Securities Act because the issuance of such securities by the Company did not involve a “public offering,” as defined in Section 4(a)(2) of the Securities Act, due to the insubstantial number of persons involved in the transaction, size of the offering, manner of the offering and number of securities offered. The Company did not undertake an offering in which it sold a high number of securities to a high number of investors. In addition, these shareholders had the necessary investment intent as required by Section 4(a)(2) of the Securities Act since they agreed to, and received, share certificates bearing a legend stating that such securities are restricted pursuant to Rule 144 of the Securities Act. This restriction ensures that these securities would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, the Company has met the requirements to qualify for exemption under Section 4(a)(2) of the Securities Act.

The shares of Series A Preferred have a stated value of $6.00 per share (the “Series A Stated Value”) and are convertible into Common Stock at a price of $3.00 per share. The holders of shares of the Series A Preferred shall be entitled to receive dividends out of any assets legally available, to the extent permitted by New Jersey law, at an annual rate equal to 8% of the Series A Stated Value of such shares of Series A Preferred, calculated on the basis of a 360 day year, consisting of twelve 30-day months, and shall accrue from the date of issuance of such shares of Series A Preferred, payable quarterly in cash. Any unpaid dividends shall accrue at the same rate. To the extent not paid on the last day of March, June, September and December of each calendar year, all dividends on any share of Series A Preferred shall accumulate whether or not declared by the Board and shall remain accumulated dividends until paid. As of March 31, 2019, the Company accrued $330,667 for dividends, which had not been paid. The Holders will vote together with the holders of the Company’s Common Stock on an as-converted basis on each matter submitted to a vote of holders of Common Stock (whether at a meeting of shareholders or by written consent). Effective beginning on the third anniversary of the Original Issue Date, and upon 30 days’ written notice to the Holders of Series A Preferred, the Company may, in its sole discretion, redeem the Series A Preferred at the aggregate Series A Stated Value plus any accrued and accumulated but unpaid dividends.

The Company has also evaluated its convertible preferred stock in accordance with the provisions of ASC 815, Derivatives and Hedging, including consideration of embedded derivatives requiring bifurcation. The issuance of the convertible preferred stock could generate a beneficial conversion feature (“BCF”), which arises when a debt or equity security is issued with an embedded conversion option that is beneficial to the investor or in the money at inception because the conversion option has an effective strike price that is less than the market price of the underlying stock at the commitment date. The Series A Convertible Preferred Stock, and the associated dividends, did not generate a BCF upon issuance as the fair value of the Company's common stock was greater than the conversion price. During the period ended March 31, 2019 the Company measured a BCF based on the fair value of our stock price on the date dividends were declared. At March 31, 2019, there was no BCF.

15.                Series B 8% Convertible Preferred Stock

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

TEL-INSTRUMENT ELECTRONICS CORP.

Notes To Consolidated Financial Statements (Continued)

15.                Series B 8% Convertible Preferred Stock (continued)

The shares of Series B Preferred have a stated value of $6.00 per share (the “Series B Stated Value”) and are convertible into Common Stock at a price of $2.00 per share. The holder of shares of the Series B Preferred shall be entitled to receive dividends out of any assets legally available, to the extent permitted by New Jersey law, at an annual rate equal to 8% of the Series B Stated Value of such shares of Series B Preferred, calculated on the basis of a 360 day year, consisting of twelve 30-day months, and shall accrue from the date of issuance of such shares of Series B Preferred, payable quarterly in cash. Any unpaid dividends shall accrue at the same rate. To the extent not paid on the last day of March, June, September and December of each calendar year, all dividends on any share of Series B Preferred shall accumulate whether or not declared by the Board and shall remain accumulated dividends until paid. As of March 31, 2019, the Company accrued $39,110 for dividends, which have not been paid.

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

The Company has also evaluated its convertible preferred stock in accordance with the provisions of ASC 815, Derivatives and Hedging, including consideration of embedded derivatives requiring bifurcation. The issuance of the convertible preferred stock could generate a beneficial conversion feature (“BCF”), which arises when a debt or equity security is issued with an embedded conversion option that is beneficial to the investor or in the money at inception because the conversion option has an effective strike price that is less than the market price of the underlying stock at the commitment date. The Company recognized the BCF by allocating the intrinsic value of the conversion option, which is the number of shares of common stock available upon conversion multiplied by the difference between the effective conversion price per share and the fair value of common stock per share on the commitment date, to additional paid-in capital, resulting in a discount on the convertible preferred stock. As the convertible preferred stock may be converted immediately, the Company recognized a BCF of $420,000 as a deemed dividend in the statements of operations for the year ended March 31, 2019. The deemed dividend had no impact on the Company’s stockholders’ deficit. The associated dividend for the Series B preferred stock generated a BCF in the amount of $14,667 for the period ended March 31, 2019.

16.                Stock Option Plans

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

TEL-INSTRUMENT ELECTRONICS CORP.

Notes To Consolidated Financial Statements (Continued)

16.                Stock Option Plans (continued)

The fair value of each option awarded is estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table. Expected volatilities are based on historical volatility of Common Stock. The expected life of the options granted represents the period of time from date of grant to expiration (5 years). The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant. There were no stock options granted for the year ended March 31, 2019. The per share weighted-average fair value of stock options granted for the year ended March 31, 2018 was $1.56 on the date of grant using the Black Scholes option-pricing model with the following assumptions:

	Dividend	Risk-free
	Yield	Interest rate	Volatility	Life
2018	0.0%	2.39%	51.33%	5 years

A summary of the status of the Company’s stock option plans for the fiscal years ended March 31, 2019 and 2018 and changes during the years are presented below (in number of options):

	Number of Options	Average Exercise Price	Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding options at April 1, 2017	79,000	$5.26
Options granted	7,500	$3.31
Options exercised	-	$-
Options canceled/forfeited	(14,000)	$4.17

Outstanding options at March 31, 2018	72,500	$5.26	2.0 years	$-0-
Options granted	-	$-
Options exercised	-	$-
Options canceled/forfeited	(30,000)	$5.07

Outstanding options at March 31, 2019	42,500	$5.40	1.6 years	$-0-
Vested Options:
March 31, 2019:	22,500	$5.68	1.3 years	$-0-
March 31, 2018:	24,000	$5.67	1.5 years	$-0-

Remaining options available for grant were 242,500 and 242,500 as of March 31, 2019 and 2018, respectively.

For the years ended March 31, 2019 and 2018, the unamortized compensation expense for stock options was $9,612 and $38,288, respectively. Unamortized compensation expense is expected to be recognized over a weighted-average period of approximately 1 year.

A summary of the Company’s non-vested shares as of March 31, 2019 and changes during the year ended March 31, 2019 is presented below:

Non-vested Shares	Shares	Weighted-Average Grant-Date Fair value

Non-vested at April 1, 2018	38,500	$5.28
Granted	-	$-
Vested	(8,500)	$5.57
Forfeited	(10,000)	$5.40
Non-vested at March 31, 2019	20,000	$5.09

The compensation cost that has been charged was $24,016 and $30,273 for the fiscal years ended March 31, 2019 and 2018, respectively.

TEL-INSTRUMENT ELECTRONICS CORP.

Notes To Consolidated Financial Statements (Continued)

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

	March 31, 2019	March 31, 2018
Basic net income (loss) per share computation:
Net income (loss)	$203,038	$(4,322,311)
Add: Deemed dividend related to beneficial conversion feature of Series B Convertible Preferred Stock	(420,000)	-
Add: Preferred dividends	(312,807)	(90,667)
Net loss attributable to common shareholders	(529,769)	(4,412,978)
Weighted-average common shares outstanding	3,255,887	3,255,887
Basic net loss per share	$(0.16)	$(1.36)
Diluted net income (loss) per share computation
Net income (loss)	$203,038	$(4,322,311)
Add: Deemed dividend related to beneficial conversion feature of Series B Convertible Preferred Stock	(420,000)	-
Add: Preferred dividends	(312,807)	(90,667)
Diluted loss attributable to common shareholders	$(529,769)	(4,412,978)
Weighted-average common shares outstanding	3,255,887	3,255,887
Incremental shares attributable to the assumed exercise of preferred stock, outstanding stock options and warrants	-	-
Total adjusted weighted-average shares	3,255,887	3,255,887
Diluted net loss per share	$(0.16)	$(1.36)

The following table summarizes securities that, if exercised, would have an anti-dilutive effect on earnings per share:

	March 31, 2019	March 31, 2018
Convertible preferred stock	1,629,778	1,030,222
Stock options	42,500	72,500
Warrants	50,000	50,000
	1,722,278	1,152,722

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

TEL-INSTRUMENT ELECTRONICS CORP.

Notes To Consolidated Financial Statements (Continued)

18.                Segment Information (continued)

The tables below present information about reportable segments for the years ended March 31:

	Avionics	Avionics	Avionics	Corporate/
2019	Government	Commercial	Total	Reconciling Items	Total
Net sales	$9,239,379	$2,876,671	$12,116,050	$-	$12,116,050
Cost of Sales	4,902,016	1,796,814	6,698,830	-	6,698,830

Gross Margin	4,337,363	1,079,857	5,417,220	-	5,417,220

Engineering, research, and development			2,312,043	-	2,312,043
Selling, general, and administrative			880,641	1,334,880	2,215,521
Litigation expenses			-	234,720	234,720
Change in fair value of common stock warrant			-	43,500	43,500
Interest income			-	(4,005)	(4,005)
Interest expense - judgment				310,663	310,663
Interest expense, net			-	101,740	101,740
			3,192,684	2,021,498	5,214,182
Income (loss) before income taxes			$2,224,536	$(2,021,498)	$203,038

Segment Assets	$4,763,198	$365,533	$5,128,731	$3,200,936	$8,329,667

	Avionics	Avionics	Avionics	Corporate/
2018	Government	Commercial	Total	Reconciling Items	Total
Net sales	$7,395,724	$2,628,864	$10,024,588	$-	$10,024,588
Cost of Sales	4,537,216	2,357,563	6,894,779	-	6,894,779

Gross Margin	2,858,508	271,301	3,129,809	-	3,129,809

Engineering, research, and development			2,275,508	-	2,275,508
Selling, general, and administrative			1,112,191	1,379,625	2,491,816
Litigation expenses			-	610,125	610,125
Legal damages			-	2,159,000	2,159,000
Amortization of deferred financing costs			-	3,363	3,363
Change in fair value of common stock warrant			-	(95,000)	(95,000)
Proceeds from life insurance			-	(92,678)	(92,678)
Interest income			-	(866)	(866)
Interest expense, net			-	164,352	164,352
			3,387,699	4,127,921	7,515,620
Income (loss) before income taxes			$(257,890)	$(4,127,921)	$(4,385,811)

Segment Assets	$4,873,736	$491,247	$5,364,983	$2,735,796	$8,100,779

TEL-INSTRUMENT ELECTRONICS CORP.

Notes To Consolidated Financial Statements (Continued)

19.                 Quarterly Results of Operations (Unaudited)

Quarterly consolidated data for the years ended March 31, 2019 and 2018 is as follows:

	Quarter Ended
FY 2019	June 30	September 30	December 31	March 31

Net sales	$1,814,214	$2,222,941	$3,975,736	$4,103,159
Gross margin	481,313	999,213	1,969,604	1,967,090
(Loss) income before income taxes	(746,073)	(191,410)	639,453	501,068
Net (loss) income	(746,073)	(191,410)	639,453	501,068
Net (loss) attributable to common shareholders	(806,073)	(251,410)	106,646	421,068
Basic (loss) income per share	(0.25)	(0.08)	0.03	0.13
Diluted (loss) income per share	(0.25)	(0.08)	0.03	0.13

	Quarter Ended
FY 2018	June 30	September 30	December 31	March 31

Net sales	$3,542,077	$1,787,165	$2,625,793	$2,069,553
Gross margin	1,241,290	399,870	936,680	551,969
Loss before income taxes	(286,091)	(2,920,589)	(333,436)	(845,695)
Net loss	(286,091)	(2,920,589)	(333,436)	(782,195)
Net loss attributable to common shareholders	(286,091)	(2,920,589)	(364,103)	(842,195)
Basic loss per share	(0.09)	(0.90)	(0.11)	(0.26)
Diluted loss per share	(0.12)	(0.90)	(0.11)	(0.26)

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

TEL-INSTRUMENT ELECTRONICS CORP.

Notes To Consolidated Financial Statements (Continued)

20.                Fair Value Measurements (continued)

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as of March 31, 2019 and March 31, 2018. As required by FASB ASC 820, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

March 31, 2019	Level I	Level II	Level III	Total

Warrant Liability	$-	$-	$43,500	$43,500
Total Liabilities	$-	$-	$43,500	$43,500

March 31, 2018	Level I	Level II	Level III	Total

Warrant Liability	$-	$-	$-	$-
Total Liabilities	$-	$-	$-	$-

ASC 815, “Derivatives and Hedging” requires that we mark the value of our warrant liability to market and recognize the change in valuation in our statement of operations each reporting period. Determining the warrant liability to be recorded requires us to develop estimates to be used in calculating the fair value of the warrant.

The following table provides a summary of the changes in fair value of our Level 3 financial liabilities for the years ended March 31, 2019 and 2018 as well as the unrealized gains or losses included in income.

	March 31, 2019	March 31, 2018
Fair value, at beginning of period	$-	$95,000

New purchases and issuances	-	-
Sales and settlements	-	-
Change in fair value	43,500	(95,000)

Fair value, at end of period	$43,500	$-

TEL-INSTRUMENT ELECTRONICS CORP.

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

The Company has remaining warrants with an outside investor to purchase 50,000 shares of the Company’s common stock at an exercise price of $3.35 per share or exercising the “put option” to the Company.  The warrant liability of the 50,000 warrants was $43,500 at March 31, 2019 as compared to $-0- at March 31, 2018.

21.                Litigation

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

In December 2009, the Kansas District Court dismissed the Aeroflex Action on jurisdiction grounds. Aeroflex appealed this decision. In May 2012, the Kansas Supreme Court reversed the decision and remanded the Aeroflex Action to the Kansas District Court for further proceedings. The case then entered an extended discovery period in the District Court.

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

TEL-INSTRUMENT ELECTRONICS CORP.

Notes To Consolidated Financial Statements (Continued)

21.                Litigation (continued)

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

The Journal Entry of Judgment including judgment against the Company in the amount of $1,300,000 for tortious interference with prospective business advantage, of $1,500,000 for tortious interference with existing contracts, and $2.1 million in punitive damages was entered on November 22, 2017. Pursuant to K.S.A. 16-204(d) “any judgment rendered by a court of this state on or after July 1, 1986, shall bear interest on and after the day on which judgment is rendered at the rate provided by subsection (e). The Kansas Secretary of State publishes the rate amount. The amount published for July 1, 2017 through June 30, 2018 is 5.75% and 6.5% July 1, 2018 through June 30, 2019. Interest on the $4,900,000 judgment started to accrue on November 22, 2017, the date the judgment was entered.

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

On July 11, 2018, the Court of Appeals entered an Order of Referral to Mediation and Order to Stay. The Company’s case was selected to participate in the Kansas Court of Appeals Appellate Mediation pilot program. Participation in the program is voluntary, either party may opt out of participation. If either party opts out, the order staying the case would be lifted and the appeal would proceed under normal procedures. On July 13, 2018, the order staying the case was lifted because Aeroflex Wichita, Inc. opted out, and as a result the appeal will proceed under normal procedures.

TEL-INSTRUMENT ELECTRONICS CORP.

Notes To Consolidated Financial Statements (Continued)

21.                Litigation (continued)

The Company is continuing with its appeal against this adverse decision. The parties had been having ongoing discussions with the Court regarding how to protect both the confidential, proprietary information of the parties and any export controlled information while meeting the needs of the Court to allow the public access to filings and its rulings.

The Company filed its Motion to Conventionally File Appellant’s Opening Brief under Seal Along with an Electronically Filed Public Redacted Version on February 21, 2019 and filed its Response to Order to Show Cause on February 26, 2019. The Court entered an Order setting the Prehearing Conference for March 5, 2019. The Prehearing Conference took place as scheduled and the Court entered an Order memorializing the conference on March 13, 2019. In the Order the Court appointed a Court Security Officer, allowed the parties to file private un-redacted briefs only available to the Judges and necessary court staff and redacted public briefs. The private briefs were due on March 27, 2019 with redacted briefs due 45 days following the filing of the private brief and extending all briefing page limitations by 10 pages. The Company filed its private brief on March 22, 2019.

The parties are working together to resolve issues related to the redactions for the public briefs. Because of logistical issues related to redacted briefs and effects on the record on appeal the parties filed a Joint Motion to Amend Briefing Schedule on April 26, 2019 asking the Court to allow the redacted briefs to be filed following all parties briefing and the preparation of the record on appeal. On May 6, 2019 the Court granted the motion ordering the public redacted briefs to be filed 30 days following the close of briefing and the finalization of the record on appeal. Aeroflex Wichita is now in its briefing period. It has requested three extensions of time and their brief is currently due on July 23, 2019.

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

22.                Subsequent Events

Line of Credit

During June 2019, Bank of America agreed to extend the Company’s line of credit until March 31, 2020. The new Loan Modification Agreement (the “Amended Loan Modification Agreement”) with the bank contains the following provisions:

1)	The Company to make an additional principal payment of $10,000 at closing.
2)	Borrowing base calculation tied to accounts receivable and inventories.
3)	The Amended Loan Modification Agreement expires March 31, 2020.
4)

Interest on any outstanding balances is payable monthly at an annual interest rate equal to the LIBOR (London Interbank Offered Rates) Daily Floating plus 3.75 percentage points. The Company’s interest rate was 6.24863% at March 31, 2019.

5)	The line is collateralized by substantially all of the assets of the Company.
6)	The Company will make principal payments of $10,000 per month until March 31, 2020.

Item 9.          Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.        Controls and Procedures

a) Evaluation of disclosure controls and procedures.

As of March 31, 2019, management performed, with the participation of our Chief Executive Officer and Principal Accounting Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(f) under the Securities Exchange Act of 1934.  Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Accounting Officer, as appropriate to allow timely decisions regarding required disclosures. The Company is considered a smaller reporting company under the appropriate SEC guidance and is currently exempt, based on Section 404(b), from attestation requirements on their internal control over financial reporting.  Based on the evaluation required by Rule 13a-15(b) under the Securities Exchange Act of 1934, our Chief Executive Officer and Principal Accounting Officer concluded that as of March 31, 2019, such disclosure controls and procedures were effective.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2019. In making this assessment, Management used the criteria set forth in the framework established by the Committee of Sponsoring Organizations of the Treadway Commission 2013 Internal Control - Integrated Framework (“COSO”). Based on this assessment, Management has not identified any material weaknesses or significant deficiencies. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the company’s financial reporting.

Management has concluded that the Company did maintain effective internal control over financial reporting as of March 31, 2019, based on the criteria set forth in 2013 Internal Control—Integrated Framework issued by the COSO.

c) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Item 9B.        Other Information

 None.

PART III

Item 10.         Directors, Executive Officers and Corporate Governance

Name (age)	Position	Year First Elected a Director
Stephen A. Fletcher (1) (58)	Director	2011

George J. Leon (2) (3) (75)	Director	1986

Jeffrey C. O’Hara, CPA (1) (4) (61)	Director; President since August 2007; Chief Executive Officer since December 2010; Chief Operating Officer since June 2006; Vice President since 2005	1998

Robert A. Rice (2) (3) (63)	Director	2004

Robert H. Walker (2) (3) (5) (83)	Director and Chairman of the Board since April 2011	1984

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

Corporate Governance and Board Meetings

The Board is responsible for supervision of the overall affairs of the Company.  The Board held four meetings each of the nominee directors attended three meetings and three of the nominee directors attended one meeting during the fiscal year 2019. The Company expects directors to attend all formal Board, committee, and shareholder meetings. Three of the directors, Messrs. Leon, Rice and Walker, are independent as that term is defined under the Securities Exchange Act of 1934.

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

To assist it in carrying out its duties, the Board has delegated certain authority to committees.  The Board has established standing Audit and Compensation Committees, and has delegated nominating responsibility to the three directors who are independent as that term is defined under the Securities Exchange Act of 1934.  Our Audit and Compensation Committees consist of only independent, non-employee directors.

Item 10.        Directors, Executive Officers and Corporate Governance (continued)

Audit Committee

The Board established a separately designated standing Audit Committee in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934. The Audit Committee is comprised of Messrs. Walker (Chairman), Leon, and Rice.  Messrs. Walker, Leon, and Rice are independent, as that term is defined under the Securities Exchange Act of 1934, and Mr. Walker is a financial expert as defined in the rules promulgated by the SEC pursuant to that Act. Mr. Walker served as director and Executive Vice President of Robotic Vision Systems, Inc., a public company, and as its principal financial officer for over 15 years.

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

During fiscal 2019, all three members of the Audit Committee attended all four (4) of the Audit Committee meetings.  In the opinion of the Board, and as defined under the Securities Exchange Act of 1934, Messrs. Walker, Leon and Rice are independent of management and free of any relationship which might interfere with their exercise of independent judgment as members of this committee.

The Audit Committee has: (i) reviewed and discussed with management, and with BDO USA, LLP, (the “Auditors”) the Company’s audited financial statements for the fiscal year ended March 31, 2019; (ii) reviewed and discussed with management, and with BDO USA, LLP the Company’s interim financial statements for the periods ended June 30, 2019, September 30, 2019 and December 31, 2019; (iii) discussed with the Auditors the matters required to be discussed by PCAOB Standard 16, as amended, as adopted by the Public Company Accounting Oversight Board; (iv) received the written disclosures and the letter from the Auditors required by applicable requirements of the Public Company Accounting Oversight Board regarding the Auditors’ communications with the Audit Committee concerning independence; and (v) discussed with the Auditors their independence from the Company.  The Audit Committee has also discussed with management of the Company and the Auditors such other matters and received such assurances from them as it deemed appropriate.  The Audit Committee meets regularly with management and the Auditors, and then with the Auditors without management present, to discuss the result of the Auditors examination, the evaluation of the Company’s internal control over financial reporting and the overall quality of the Company’s accounting.

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

The Compensation Committee met once during the 2019 fiscal year; Messrs. Leon, Rice and Walker attended the meeting. Messrs. Leon, Rice and Walker are independent, as defined under the Securities Exchange Act of 1934. See “Executive Compensation” below for a discussion of the Committee’s processes and procedures for reviewing and determining compensation.

Section 16(a) Beneficial Ownership Reporting Compliance

As of March 31, 2019, the end of the last fiscal year, the Company believes that all officers, directors and 10% beneficial owners, known to the Company, had, during such last fiscal year, timely filed required forms reporting beneficial ownership of Company securities, based solely on review of certain reports filed with the Securities and Exchange Commission pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, and information furnished to the Company.

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

Item 11.        Executive Compensation

The following table presents information regarding compensation of our principal executive officer, and the most highly compensated executive officers other than the principal executive officer for services rendered during fiscal years 2019 and 2018.

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary ($) (1)	Incentive ($) (2)	Option Awards ($) (3)	All Other Compensation ($) (4)	Total ($)

Jeffrey C. O’Hara, CEO President (5)	2019	180,000	-	-	24,556	204,556
	2018	180,000	-	-	23,344	203,344

Joseph P. Macaluso PAO	2019	140,000	-	-	9,475	149,475
(6)	2018	140,000	-	-	9,098	149,098

(1)	The amounts shown in this column represent the dollar value of base cash salary earned by each named executive officer (“NEO”).
(2)	No incentive compensation was made to the NEO’s in 2019 and 2018, and therefore no amounts are shown.
(3)

Amounts in this column represent the fair value required by ASC Topic 718 to be included in our financial statements for all options granted during that year (see Note 16 to Notes to the Consolidated Financial Statements).

(4)	The amounts shown in this column represent amounts for medical and life insurance as well as the Company’s match in the 401(k) Plan.
(5)	In May 2019, Mr. O’Hara was granted incentive stock options to purchase 25,000 shares of common stock under 2016 Stock Option Plan at an exercise price of $3.19 per shares.
(6)	In May 2019, Mr. Macaluso was granted incentive stock options to purchase 10,000 shares of common stock under 2016 Stock Option Plan at an exercise price of $3.19 per shares.

Grants of Plan-based Awards Table for Fiscal Year

There were no stock options granted during or for the 2019 fiscal year to our named executive officers.

Item 11.        Executive Compensation (continued)

Outstanding Equity Awards at Fiscal Year End

The following table sets forth the outstanding stock option grants held by named executive officers at the end of the 2019 fiscal year. The option exercise price set forth in the table is based on the closing market price on the date of grant.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable (1)	Option Exercise Price ($)	Option Expiration Date

Joseph P. Macaluso	1,200	800	$5.85	4/28/20

Jeffrey C. O’Hara	12,000	8,000	$5.85	4/28/20

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

Options Exercised and Stock Vested During Fiscal Year 2019

No shares were acquired upon exercising options awards by our NEO’s during fiscal year 2019.

Options granted to NEOs are consistent with the terms of options granted to other employees pursuant to the Employee Stock Option Plans (see Note 16 of the Notes to the Consolidated Financial Statements). Options granted to NEOs may be tax sheltered to the grantee, and their value constitutes a charge to the Company (see Notes 2 and 16 to the Consolidated Financial Statements).

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

The percentage of operating profits so determined is then distributed to senior employees, including NEOs and to a category  entitled  “incentive”, based on (a) the amount of the employee’s base salary, (b) his contribution to the Company, (c) the results of that contribution, (d) an estimated amount of his “special effort” on behalf of the Company, (e) his technical expertise, leadership, and management skills, and (f) the level of the overall compensation paid employees performing similar work in competitive companies. No incentive awards were made to the NEOs for the years ended March 31, 2019 and 2018.

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

Item 11.        Executive Compensation (continued)

Director Compensation

Directors who are not employees or officers of the Company receive $1,250 in cash and options, at the then market price, to purchase 1,000 shares of Common Stock for attendance at each in-person meeting and $625 in cash and options to purchase 500 shares of Common Stock for attendance at each formal telephonic meeting of the Board or of a committee of the Board.  Non-employee directors may elect annually to accept the foregoing compensation or waive the stock option element and receive the $2,500 in cash for attendance at the in-person meeting and $1,250 in cash for each formal telephone meeting. During fiscal year 2019 non-employee directors earned the following compensation pursuant to this plan.

Name	Cash Compensation(4)	Option Awards ($)(1)(2)	Total $
George J. Leon	$10,000	$-0-	$10,000
Robert A. Rice	$10,000	$-0-	$10,000
Robert H. Walker (3)	$10,000	$-0-	$10,000
Stephen A. Fletcher	$3,750	$-0-	$3,750

(1)	Amounts in this column, if any, represent the fair value required by ASC 718 to be included in our financial statements for all options granted during fiscal year 2019.
(2)	There are no options outstanding for the directors.
(3)	Mr. Walker also receives a monthly stipend of $2,400 for his additional responsibility as Chairman of the Board.

Compensation Policy

The Company does not believe that its compensation policies are reasonably likely to increase corporate risk or have a material adverse effect on the Company.

Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information known to the Company with respect to the beneficial ownership as of June 24, 2019, by (i) all persons who are beneficial owners of five percent (5%) or more of the Company’s Common Stock, (ii) each director and nominee, (iii) the executive officers, and (iv) all current directors and executive officers as a group. A person is considered to beneficially own any shares: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, or (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days through an exercise of stock options or warrants. Unless otherwise indicated, voting and investment power relating to the shares shown in the tables for our directors and executive officers is exercised solely by the beneficial owner or shared by the owner and the owner’s spouse or children.

For purposes of these tables, a person or group of persons is deemed to have “beneficial ownership” of any shares of Common Stock that such person has the right to acquire within 60 days of June 10, 2019. For purposes of computing the percentage of outstanding shares of our Common Stock held by each person or group of persons, any shares that such person or persons has the right to acquire within 60 days of June 10, 2019 is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership.

Name and Address	Number of Shares Beneficially Owned		Percentage of Class (1)

Named Directors and Officers

Stephen A. Fletcher, Director	3,200	(2)	0%
3995 Oleander Court
Orange Beach, AL 36561

George J. Leon, Director	455,971	(3)	14.0%
168 Redpath Avenue
Toronto, Ontario, Canada M4P 2K6

Jeffrey C. O’Hara, CEO, Director	264,356	(4)	8.1%
853 Turnbridge Circle
Naperville, IL 60540

Robert A. Rice, Director	81,564		2.5%
5 Roundabout Lane
Cape Elizabeth, ME 04107

Robert H. Walker, Director	75,053		2.3%
27 Vantage Court
Port Jefferson, NY 11777

Joseph P. Macaluso, PAO	15,013	(5)	0.5%
167 Tennis Court
Wall Township, NJ 07719

All officers and directors as a group (6 persons)	895,157	(6)	27.3%

Vincent J. Dowling, Jr.	1,502,774	(7)	34.0%
54 Ledyard Road
West Hartford, CT 06117

Mrs. Sadie Fletcher	640,907	(8)	19.7%
657 Downing Lane
Williamsville, NY 14221

Vincent J. Dowling, Sr.	519,556	(9)	13.8%
102 Island Creek Drive
Indian river Shores, FL 32963

All officers, directors and 5% holders as a group (9 persons)	3,555,394	(10)	71.8%

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

(2)

Mr. Stephen A. Fletcher is the son of Mr. Harold K. Fletcher, former Chief Executive Officer and director of the Company. Mr. Stephen A. Fletcher is the son of Mrs. Sadie Fletcher who beneficially owns 640,907 shares by virtue of the Estate of Harold K. Fletcher. Mr. Fletcher disclaims beneficial ownership of the shares owned by the Estate of Harold K. Fletcher.

(3)

Includes 423,621 shares owned by the George Leon Family Trust, of which Mr. Leon is a beneficiary.  Mr. Leon acts as manager of the trust assets pursuant to an informal family, oral arrangement, and disclaims beneficial ownership of the shares owned by the trust.

(4)	Includes 20,000 shares subject to currently exercisable stock options owned by Mr. O’Hara.

(5)	Includes 2,000 shares subject to currently exercisable stock options owned by Mr. Macaluso.

(6)	Includes 22,000 shares subject to currently exercisable options held by all executive officers and directors of the Company (including those individually named above).

(7)

Based on Form 4 filed with the SEC on March 27, 2019. Includes 50,000 shares subject to currently exercisable warrants. Also includes 1,000,000 shares of common stock that may be acquired upon conversion of the Series A Convertible Preferred Stock as well as an additional 110,222 shares that may be acquired based on accrued dividends. The Holder(s) of the Series A Convertible Preferred Stock can vote together with the holders of the Company’s common stock (“Common Stock”) on an as-converted basis on each matter submitted to a vote of holders of Common Stock (whether at a meeting of shareholders or by written consent). In any such vote, the number of votes that may be cast by a Holder shall be equal to one (1) vote for each Conversion Share underlying such Holder’s outstanding shares of Series A Convertible Preferred Stock, subject to adjustment based on the applicable Maximum Conversion Amount, as of the record date for such vote or written consent or, if there is no specified record date, as of the date of such vote or written consent (see Note14 to the Consolidated Financial Statements).

(8)

Represents 640,907 shares owned by the Estate of Harold K. Fletcher, former Chief Executive Officer and director of the Company. Mrs. Fletcher is the mother of Stephen A. Fletcher, a director of the Company.

(9)

Includes 500,000 shares of common stock that may be acquired upon conversion of the Series B Convertible Preferred Stock as well as an additional 19,556 shares that may be acquired based on accrued dividends. The Holder(s) of the Series B Convertible Preferred Stock can vote together with the holders of the Company’s common stock (“Common Stock”) on an as-converted basis on each matter submitted to a vote of holders of Common Stock (whether at a meeting of shareholders or by written consent). In any such vote, the number of votes that may be cast by a Holder shall be equal to one (1) vote for each Conversion Share underlying such Holder’s outstanding shares of Series B Convertible Preferred Stock (see Note15 to the Consolidated Financial Statements).

(10)

Includes 22,000 shares subject to currently exercisable options held by all executive officers and directors of the Company (including those individually named above). Also 50,000 shares subject to currently exercisable warrants and 1,000,000 and 110,222 shares of common stock that may be acquired upon conversion of the Series A Convertible Preferred Stock and accrued dividends and 519,556 shares of common stock that may be acquired upon conversion of the Series B Convertible Preferred Stock and accrued dividends (see 6, 7 and 9 above).

Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters continued)

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

The following table provides information as of March 31, 2019 regarding compensation plans under which equity securities of the Company are authorized for issuance. See “Equity Compensation Plan Information” under Item 12 below.

Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of options remaining available for future issuance under Equity Compensation Plans
Equity Compensation Plans approved by shareholders	42,500	$5.40	242,500
Equity Compensation Plans not approved by shareholders	-	-	-
Total	42,500	$5.40	242,500

* See discussion above and Note 16 of Notes to the Consolidated Financial Statements.

Item 13.        Certain Relationships and Related Transactions and Director Independence

On February 22, 2010, the Company borrowed $250,000 in exchange for issuing subordinated notes to two executive officers and directors in the amount of $125,000 (individually, the “Subordinated Note” and collectively, the “Subordinated Notes”). The notes were to become due April 1, 2011 with an interest rate of 1% per month, payable on a monthly basis within 14 days of the end of each month. The holders of Subordinated Notes agreed that the Company’s failure to pay the monthly interest amounts pursuant to the terms of the February 22, 2010 Subordinated Notes will not constitute an event of default on such notes. Upon payment in full of the loan to BCA in November 2014, the Company was able to commence to pay down the principal balance of the Subordinated Notes. During fiscal year 2012, the Company’s Chairman, at the time, passed away. His surviving spouse has retained this Subordinated Note and continues to acknowledge the terms. The remaining principal balances on the notes were fully paid during the year ended March 31, 2017. The Company continues to accrue interest. Total interest expense was $990 and $3,605 for the years ended March 31, 2019 and 2018, respectively. All interest was repaid as of March 31, 2019. Accrued interest at March 31, 2019 and 2018 was $-0- and $31,151, respectively.

The Company has obtained marketing and sales services from a brother-in-law of the Company’s CEO with the related fees and commissions amounting to $161,026 and $149,577 for the years ended March 31, 2019 and 2018, respectively.

Director Independence

On an annual basis, each director and executive officer is obligated to disclose any transactions with the Company in which a director or executive officer, or any member of his or her immediate family, have a direct or indirect material interest in accordance with Item 407(a) of Regulation S-K.

As of June 24, 2019, the Board determined that the following directors are independent under these standards:

         Robert Walker, George Leon and Robert Rice.

Item 14.        Principal Accounting Fees and Services

For the fiscal years ended March 31, 2019 and 2018, professional services were performed by BDO USA, LLP, the Company’s independent registered public accountant.  Fees for those years were as follows:

	2019	2018

Audit Fees	$151,300	$145,100
Audit-Related Fees	-	-
Total Audit and Audit-Related Fees	151,300	145,100
Tax Fees	-	-
All Other Fees	-	-

Total	$151,300	$145,100

Audit Fees.  This category includes the audit of the Company’s consolidated financial statements and reviews of the financial statements included in the Company’s Quarterly Reports on Form 10-Q and Form 10-K.  It also includes advice on accounting matters that arose during, or as a result of, the audit or the review of interim financial statements, and services which are normally provided in connection with regulatory filings, or in an auditing engagement.

Audit Related Fees, tax and other fees.  No fees under these categories were paid to BDO USA, LLP in 2019 and/or 2018.

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

(3.1)	Tel-Instrument Electronics Corp.’s Restated Certificate of Incorporation dated November 8, 1996 (incorporated by reference to the Current Report on Form 10-K filed with the SEC on July 14, 1997).
(3.2)	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 2, 2018).
(3.3)	Tel-Instrument Electronics Corp.’s By-Laws, as amended (incorporated by reference to Registration 33-18978 dated November 7, 1988).
(3.4)	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated October 9, 2018).
(10.1)	10% convertible subordinated note between Registrant and Harold K. Fletcher (incorporated by reference to the Company’s Report on Form 10-K filed with the SEC on July 15, 2002).
(10.2)	Purchase agreement between Registrant and Innerspace Technology (incorporated by reference to the Company’s Report on Form 10-K filed with the SEC on July 15, 2004).
(10.3)	Agreement between Registrant and Semaphore Capital Advisors, LLC (incorporated by reference to the Company’s Report on Form 10-K filed with the SEC on July 15, 2002).
(10.4)	2006 Stock Option Plan
(10.5)	Subordinated Note Between Registrant and Harold K. Fletcher (incorporated by reference to the Company’s Report on Form 8-K filed with the SEC on March 25, 2010).
(10.6)	Subordinated Note Between Registrant and Jeffrey C. O’Hara (incorporated by reference to the Company’s Report on Form 8-K filed with the SEC on March 25, 2010).
(10.7)	Loan Agreement with BCA Mezzanine Fund, LLP (incorporated by reference to the Company’s Report on Form 10-K filed with the SEC on June 29, 2011).
(10.8)

Intercreditor and Subordination Agreement among Harold. K. Fletcher, Jeffrey C. O’Hara and BCA Mezzanine Fund, LLP (incorporated by reference to the Company’s Report on Form 10-K filed with the SEC on June 29, 2011).

(10.9)	Subscription Agreement between Registrant and Subscriber (incorporated by reference to the Company’s Report on Form 8-K filed with the SEC on November 21, 2012).
(10.10)	Loan Agreement with Bank of America (incorporated by reference to the Company’s Report on Form 10-Q filed with the SEC on February 17, 2015).
(10.11)	Form of Subscription Agreement (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 16, 2017.)
(10.12)	2016 Stock Option Plan (incorporated by reference to the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on December 27, 2016.)
(10.13)	Form of Subscription Agreement (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 9, 2018).
(21.1)	List of Subsidiaries
(23.1)	Consent of Independent Registered Public Accounting Firm
(31.1)	Certification by CEO pursuant to Rule 15d-14 under the Securities Exchange Act.
(31.2)	Certification by PAO pursuant to Rule 15d-14 under the Securities Exchange Act.
(32.1)	Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(32.2)	Certification by PAO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	Taxonomy Extension Schema Document
101.CAL	Taxonomy Extension Calculation Linkbase Document
101.DEF	Taxonomy Extension Definition Linkbase Document
101.LAB	Taxonomy Extension Label Linkbase Document
101.PRE	Taxonomy Extension Presentation Linkbase Document

The Company will furnish to a stockholder, upon request, any exhibit at cost.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEL-INSTRUMENT ELECTRONICS CORP.
(Registrant)

Dated: July 1, 2019	By:	/s/ Jeffrey C. O’Hara
Jeffrey C. O’Hara
CEO and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated and by signature hereto.

Signature	Title	Date

/s/ Jeffrey C. O’Hara	CEO, President, and Director	July 1, 2019
Jeffrey C. O’Hara

/s/ Joseph P. Macaluso	Principal Accounting Officer (Principal Financial Officer and Principal Accounting Officer)	July 1, 2019
Joseph P. Macaluso

/s/ Stephen A. Fletcher	Director	July 1, 2019
Stephen A. Fletcher

/s/ George J. Leon	Director	July 1, 2019
George J. Leon

/s/ Robert A. Rice	Director	July 1, 2019
Robert A. Rice

/s/ Robert H. Walker	Chairman of the Board, Director	July 1, 2019
Robert H. Walker