Form 10-Q
period 2019-06-30
TEL INSTRUMENT ELECTRONICS CORP
filed 2019-08-14
CIK 96885

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2019

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

As of August 9, 2019, there were 3,255,887 shares outstanding of the registrant’s common stock.

TEL-INSTRUMENT ELECTRONICS CORP.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

TEL-INSTRUMENT ELECTRONICS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2019	March 31, 2019
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$981,806	$585,856
Accounts receivable, net	1,575,972	2,196,099
Inventories, net	3,097,974	2,932,632
Restricted cash to support appeal bond	2,005,523	2,004,871
Prepaid expenses and other current assets	273,944	275,230
Total current assets	7,935,219	7,994,688

Equipment and leasehold improvements, net	240,802	236,370
Operating lease right-of-use assets	459,272	-
Deferred tax asset, net	63,500	63,500
Other long-term assets	35,109	35,109
Total assets	$8,733,902	$8,329,667

LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Line of credit	$750,000	$800,000
Capital lease obligations – current portion	6,283	6,885
Operating lease liabilities – current portion	204,982	-
Accounts payable and accrued liabilities	921,345	1,493,793
Deferred revenues – current portion	235,201	97,122
Accrued legal damages	5,395,535	5,312,085
Warrant liability	122,000	43,500
Accrued payroll, vacation pay and payroll taxes	421,253	394,296
Total current liabilities	8,056,599	8,147,681

Operating lease liabilities – long-term	254,290	-
Deferred revenues – long-term	242,079	264,669
Total liabilities	$8,552,968	$8,412,350

Commitments and contingencies

Stockholders’ equity (deficit):
Preferred stock, 1,000,000 shares authorized, par value $0.10 per share
Preferred stock, 500,000 shares 8% Cumulative Series A Convertible Preferred issued and outstanding, par value $0.10 per share	3,335,998	3,275,998
Preferred stock, 166,667 shares 8% Cumulative Series B Convertible Preferred issued and outstanding, par value $0.10 per share	1,027,367	1,007,367
Common stock, 7,000,000 shares authorized, par value $0.10 per share, 3,255,887 shares issued and outstanding, respectively	325,586	325,586
Paid-in capital in excess of par value, common stock	7,840,796	7,914,955
Accumulated deficit	(12,348,813)	(12,606,589)
Total stockholders’ equity (deficit)	180,934	(82,683)
Total liabilities and stockholders’ deficit	$8,733,902	$8,329,667

See accompanying notes to condensed consolidated financial statements.

TEL-INSTRUMENT ELECTRONICS CORP.

 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	June 30, 2019	June 30, 2018

Net sales	$3,306,462	$1,814,214
Cost of sales	1,724,858	1,332,901

Gross margin	1,581,604	481,313

Operating expenses:
Selling, general and administrative	612,471	566,525
Litigation costs	10,507	39,271
Engineering, research and development	525,103	517,323
Total operating expenses	1,148,081	1,123,119

Income (loss) from operations	433,523	(641,806)

Other income (expense):
Change in fair value of common stock warrants	(78,500)	-
Interest income	1,000	998
Interest expense – judgment	(80,510)	(71,220)
Interest expense	(17,737)	(34,045)
Total other expense	(175,747)	(104,267)

Income (loss) before income taxes	257,776	(746,073)

Income tax expense	-	-

Net income (loss)	257,776	(746,073)

Preferred stock dividends	(80,000)	(60,000)

Net income (loss) attributable to common shareholders	$177,776	$(806,073)

Net income (loss) per share:
Basic income (loss) per common share	$0.05	$(0.25)
Diluted income (loss) per common share	$0.05	$(0.25)

Weighted average shares outstanding:
Basic	3,255,887	3,255,887
Diluted	3,411,418	3,255,887

See accompanying notes to condensed consolidated financial statements.

TEL-INSTRUMENT ELECTRONICS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the Three Months Ended June 30, 2019 and 2018

(Unaudited)

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock		Additional
	# of Shares Issued	Amount	# of Shares Issued	Amount	# of Shares Issued	Amount	Paid-In Capital	Accumulated Deficit	Total
Balances at April 1, 2019	500,000	$3,275,998	166,667	$1,007,367	3,255,887	$325,586	$7,914,955	$(12,606,589)	$(82,683)
8% Dividends on Preferred Stock	-	60,000	-	20,000	-	-	(80,000)	-	-
Stock-based compensation	-	-	-	-	-	-	5,841		5,841
Net income	-	-	-	-	-	-	-	257,776	257,776
Balances at June 30, 2019	500,000	$3,335,998	166,667	$1,027,367	3,255,887	$325,586	$7,840,796	$(12,348,813)	$180,934

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock		Additional
	# of Shares Issued	Amount	# of Shares Issued	Amount	# of Shares Issued	Amount	Paid-In Capital	Accumulated Deficit	Total
Balances at April 1, 2018	500,000	$3,035,998	-	$-	3,255,887	$325,586	$8,046,975	$(12,809,627)	$(1,401,068)
8% Dividends on Preferred Stock	-	60,000	-	-	-	-	(60,000)	-	-
Stock-based compensation	-	-	-	-	-	-	7,758		7,758
Net loss	-	-	-	-	-	-	-	(746,073)	(746,073)
Balances at June 30, 2018	500,000	$3,095,998	-	$-	3,255,887	$325,586	$7,994,730	$(13,555,700)	$(2,139,386)

TEL-INSTRUMENT ELECTRONICS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	June 30, 2019	June 30, 2018

Cash flows from operating activities:
Net income (loss)	$257,776	$(746,073)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	19,075	16,726
Provision for inventory obsolescence	10,000	10,000
Change in fair value of common stock warrant	78,500	-
Non-cash stock-based compensation	5,841	7,755

Changes in assets and liabilities:
Decrease in accounts receivable	620,127	422,165
(Increase) decrease in inventories	(175,342)	164,046
Decrease (increase) in prepaid expenses & other assets	1,286	(14,360)
Increase in restricted cash for appeal bond	(652)	(998)
Decrease in accounts payable and other accrued expenses	(572,448)	(3,771)
Increase (decrease) in accrued payroll, vacation pay & withholdings	26,957	(67,517)
Increase in deferred revenues	115,489	199,545
Increase in accrued legal damages	83,450	12,652
Net cash provided by operating activities	470,059	170

Cash flows from investing activities:
Purchases of equipment	(23,507)	-
Net cash used in investing activities	(23,507)	-

Cash flows from financing activities:
Repayment of long-term debt	-	(1,590)
Repayment of line of credit	(50,000)	(50,000)
Repayment of capitalized lease obligations	(602)	(1,660)
Net cash used in financing activities	(50,602)	(53,250)

Net increase (decrease) in cash and cash equivalents	395,950	(53,080)
Cash and cash equivalents at beginning of period	585,856	307,812
Cash and cash equivalents at end of period	$981,806	$254,732

Supplemental cash flow information:
Taxes paid	$-	$-
Interest paid	$20,747	$18,554

Supplemental disclosure of non-cash financing activities:

Upon adoption of ASC 842, Leases, on April 1, 2019 the Company recorded $508,551 of right-use assets and related operating leases liabilities.

See accompanying notes to condensed consolidated financial statements.

TEL-INSTRUMENT ELECTRONICS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of Tel-Instrument Electronics Corp. (the “Company” or “TIC” or “Tel”) as of June 30, 2019, the results of operations for the three months ended June 30, 2019 and June 30, 2018, and statements of cash flows for the three months ended June 30, 2019 and June 30, 2018.  These results are not necessarily indicative of the results to be expected for the full year.  The financial statements have been prepared in accordance with the requirements of Form 10-Q and consequently do not include disclosures normally made in an Annual Report on Form 10-K.  The March 31, 2019 balance sheet included herein was derived from the audited financial statements included in the Company’s Annual Report on Form 10-K as of that date.  Accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2019, as filed with the United States Securities and Exchange Commission (the “SEC”) on July 1, 2019 (the “Annual Report”).

Note 2 – Liquidity and Going Concern

The Aeroflex litigation (see Note 13 to the Condensed Consolidated Financial Statements) did not result in a favorable outcome for the Company, despite our belief that we committed no wrong doing. These condensed consolidated financial statements have been prepared in conformity with GAAP, which contemplates continuation of the Company as a going concern.  As reflected in the accompanying balance sheet for the period ended June 30, 2019, the Company has recorded estimated damages to date of $5.4 million, including interest, as a result of a jury verdict associated with the Aeroflex litigation. The Company has filed for an appeal (see Note 13). In June 2019, Bank of America agreed to extend the Company’s line of credit until March 31, 2020 (see Note 8). While the Company’s operations and profitability have significantly improved, the Company may not have sufficient resources to satisfy the judgment if we are not successful in our appeal. We have no commitment from any party to provide additional working capital and there is no assurance that any funding will be available as required, or if available, that its terms will be favorable or acceptable to the Company. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued.

The jury found no misappropriation of Aeroflex trade secrets, but it did rule that the Company tortiously interfered with a prospective business opportunity and awarded damages. The jury also ruled that Tel tortiously interfered with Aeroflex’s non-disclosure agreements with two former Aeroflex employees. The jury also found that the former Aeroflex employees breached their non-disclosure agreements with Aeroflex. The Court conducted further hearings on the Company’s post-trial motions which sought to reduce the damages award of $2.8 million, as well as the punitive damages claim.  The Court denied the Company’s motions and awarded Aeroflex an additional $2.1 million of punitive damages. The Company has filed motions in January 2018 for the Court to reconsider the amount of damages on the grounds that they are duplicative and not legally supportable. The Court heard these motions and such motions were denied. The Company has filed for the appeal. The Company has posted a $2,000,000 bond for the appeal. This $2 million bond amount will remain in place during the appeal process (See Note 13). The Company believes it has solid grounds to appeal this verdict. The appeal process is expected to take several years to complete. However, the Company cannot predict the timing or the outcome of the appeal.

The Company believes it has sufficient cash and financing in place to fund its plans for the next twelve months, exclusive of any determination that may result from the Aeroflex litigation, due in part to recent large orders it has received that has returned the Company to profitability.

The financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

TEL-INSTRUMENT ELECTRONICS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 3 – Summary of Significant Accounting Policies

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

When determining the transaction price of a contract, an adjustment is made if payment from the customer occurs either significantly before or significantly after performance, resulting in a significant financing component. Applying the practical expedient in paragraph 606-10-32-18, the Company does not assess whether a significant financing component exists if the period between when the Company performs its obligations under the contract and when the customer pays is one year or less. None of the Company’s contracts contained a significant financing component as of June 30, 2019.

TEL-INSTRUMENT ELECTRONICS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 3 – Summary of Significant Accounting Policies (continued)

Revenue Recognition (continued)

Replacement Parts

The Company offers replacement parts for test equipment, ramp testers, and bench testers. Similar to the sale of test units, the control of the product transfers at a point of time and therefore, revenue is recognized at the point in time when the obligation to the customer has been fulfilled.

Extended Warranties

The extended warranties sold by the Company provide a level of assurance beyond the coverage for defects that existed at the time of a sale or against certain types of covered damage with coverage terms generally ranging from 5 to 7 years. Amounts received for warranties are recorded as deferred revenue and recognized as revenue ratably over the respective term of the agreements. As of June 30, 2019, approximately $477,280 is expected to be recognized from remaining performance obligations for extended warranties.  For the three months ended June 30, 2019, the Company recognized revenue of $19,491 from amounts that were included in Deferred Revenue as compared to $8,933 for the three months ended June 30, 2018.

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

Disaggregation of revenue

In the following tables, revenue is disaggregated by revenue category.

	For the Three Months Ended June 30, 2019
	Commercial	Government
Sales Distribution
Test Units	$295,923	$2,504,140
	$295,923	$2,504,140

The remainder of our revenues for the three months ended June 30, 2019 are derived from repairs and calibration of $422,856, replacement parts of $64,052 and extended warranties of $19,491. We do not disaggregate these revenue streams as they are not deemed an important element related to how management operates the business between segments.

TEL-INSTRUMENT ELECTRONICS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 3 – Summary of Significant Accounting Policies (continued)

Revenue Recognition (continued)

Disaggregation of revenue (continued)

	For the Three Months Ended June 30, 2018
	Commercial	Government
Sales Distribution
Test Units	$332,375	$1,092,582
	$332,375	$1,092,582

The remainder of our revenues for the three months ended June 30, 2018 are derived from repairs and calibration of $332,699, replacement parts of $47,625 and extended warranties of $8,933. We do not disaggregate these revenue streams as they are not deemed an important element related to how management operates the business between segments.

In the following table, revenue is disaggregated by geography.

	For the Three Months Ended June 30, 2019	For the Three Months Ended June 30, 2018
Geography

United States	$2,912,737	$1,382,688
International	393,725	431,526
Total	$3,306,462	$1,814,214

Recently Adopted Authoritative Pronouncements

In February 2016, the FASB established Topic 842, Leases, by issuing Accounting Standards Update (ASU) No. 2016-02, which requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. Topic 842 was subsequently amended by ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10, Codification Improvements to Topic 842, Leases; and ASU No. 2018-11, Targeted Improvements. The new standard establishes a right-of-use model (ROU) that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. The new standard is effective on January 1, 2019. A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application. An entity may choose to use either (1) its effective date or (2) the beginning of the earliest comparative period presented in the financial statements as its date of initial application. If an entity chooses the second option, the transition requirements for existing leases also apply to leases entered into between the date of initial application and the effective date. The entity must also recast its comparative period financial statements and provide the disclosures required by the new standard for the comparative periods. The Company adopted the new standard on April 1, 2019 and uses the effective date as the date of initial application. Consequently, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods before April 1, 2019. The new standard provides a number of optional practical expedients in transition. The Company elects the ‘package of practical expedients’, which permits the Company not to reassess under the new standard prior conclusions about lease identification, lease classification and initial direct costs.

At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on the circumstances present. Leases with a term greater than one year are recognized on the balance sheet as right-of-use assets, lease liabilities, and, if applicable, long-term lease liabilities. Lease liabilities and the corresponding right-of-use assets are recorded based on the present values of lease payments over the lease terms. The interest rate implicit in lease contracts is typically not readily determinable. As such, the Company utilizes the appropriate incremental borrowing rates, which are the rates that would be incurred to borrow on a collateralized basis, over similar terms, amounts equal to the lease payments in a similar economic environment. ASU 2016-02 did not have an impact on our condensed consolidated statements of income for the three month period ended June 30, 2019, but had a significant impact on our consolidated condensed balance sheet as of June 30, 2019. As of June 30, 2019, the Company recognized additional operating lease liabilities of $459,272 with corresponding ROU assets of the same amount based on the present value of the remaining minimum rental payments under current leasing standards for existing operating leases.

No other recently issued accounting pronouncements had or are expected to have a material impact on the Company’s consolidated financial statements.

TEL-INSTRUMENT ELECTRONICS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 4 – Accounts Receivable, net

The following table sets forth the components of accounts receivable:

	June 30, 2019	March 31, 2019
Government	$1,212,550	$1,951,729
Commercial	370,922	251,870
Less: Allowance for doubtful accounts	(7,500)	(7,500)
	$1,575,972	$2,196,099

Note 5 – Restricted Cash to support appeal bond

In January 2018, the Company transferred $2,000,000 to a restricted cash account to secure a letter of credit which was used for collateral for the appeal bond (See Note 13).

Note 6 – Inventories, net

Inventories consist of:

	June 30, 2019	March 31, 2019

Purchased parts	$2,527,004	$2,709,235
Work-in-process	1,071,626	721,397
Finished goods	7,344	-
Less: Inventory reserve	(508,000)	(498,000)
	$3,097,974	$2,932,632

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

	Three Months Ended	Three Months Ended
	June 30, 2019	June 30, 2018
Basic net income (loss) per share computation:
Net income (loss)	$257,776	$(746,073)
Preferred dividends	(80,000)	(60,000)
Net income (loss) attributable to common shareholders	177,776	(806,073)
Weighted-average common shares outstanding	3,255,887	3,255,887
Basic net income (loss) per share	$0.05	$(0.25)
Diluted net income (loss) per share computation
Net income (loss)	$257,776	$(746,073)
Preferred dividends	(80,000)	(60,000)
Diluted income (loss) attributable to common shareholders	$177,776	(806,073)
Weighted-average common shares outstanding	3,255,887	3,255,887
Incremental shares attributable to the assumed exercise of preferred stock, outstanding stock options and warrants	155,531	-
Total adjusted weighted-average shares	3,411,418	3,255,887
Diluted net income (loss) per share	$0.05	$(0.25)

TEL-INSTRUMENT ELECTRONICS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 7 – Net Income (Loss) per Share (continued)

The following table summarizes securities that, if exercised, would have an anti-dilutive effect on earnings per share:

	June 30, 2019	June 30, 2018
Convertible preferred stock	1,130,222	1,050,222
Stock options	118,500	42,500
Warrants	50,000	50,000
	1,298,722	1,142,722

Note 8 – Line of Credit

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
4)

Interest on any outstanding balances is payable monthly at an annual interest rate equal to the LIBOR (London Interbank Offered Rates) Daily Floating plus 3.75 percentage points. The Company’s interest rate was 6.14425% at June 30, 2019.

5)	The line is collateralized by substantially all of the assets of the Company.
6)	The Company will make principal payments of $10,000 per month until March 31, 2020.

During the three months ended June 30, 2019 the Company repaid $50,000 against this line of credit. As of June 30, 2019 and March 31, 2019, the outstanding balances were $750,000 and $800,000, respectively.  As of June 30, 2019 the remaining availability under this line is $-0-.

TEL-INSTRUMENT ELECTRONICS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 9 – Segment Information

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

Management evaluates the performance of its segments and allocates resources to them based on gross margin. The Company’s general and administrative costs and sales and marketing expenses, and engineering costs are not segment specific. As a result, all operating expenses are not managed on a segment basis.  Net interest includes expenses on debt and income earned on cash balances, both maintained at the corporate level. The table below presents information about reportable segments within the avionics business for the three month periods ending June 30, 2019 and 2018:

Three Months Ended June 30, 2019	Avionics Government	Avionics Commercial	Avionics Total	Corporate Items	Total
Net sales	$2,504,140	$802,322	$3,306,462	$-	$3,306,462
Cost of sales	1,242,567	482,291	1,724,858	-	1,724,858
Gross margin	1,261,573	320,031	1,581,604	-	1,581,604

Engineering, research, and development			525,103	-	525,103
Selling, general and administrative			234,578	377,893	612,471
Litigation costs				10,507	10,507
Change in fair value of common stock warrants				78,500	78,500
Interest income			-	(1,000)	(1,000)
Interest expense - judgment				80,510	80,510
Interest expense			-	17,737	17,737
Total expenses			759,681	564,147	1,323,828
Income (loss) before income taxes			$821,923	$(564,147)	$257,776

Three Months Ended June 30, 2018	Avionics Government	Avionics Commercial	Avionics Total	Corporate Items	Total
Net sales	$1,092,582	$721,632	$1,814,214	$-	$1,814,214
Cost of sales	761,254	571,647	1,332,901	-	1,332,901
Gross margin	331,328	149,985	481,313	-	481,313

Engineering, research, and development			517,323	-	517,323
Selling, general and administrative			217,128	349,397	566,525
Litigation costs				39,271	39,271
Interest income				(998)	(998)
Interest expense - judgment				71,220	71,220
Interest expense			-	34,045	34,045
Total expenses			734,451	492,935	1,227,386
Loss before income taxes			$(253,138)	$(492,935)	$(746,073)

TEL-INSTRUMENT ELECTRONICS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 10 – Income Taxes

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

Note 11 – Fair Value Measurements

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

Note 11 – Fair Value Measurements (continued)

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as of June 30, 2019 and March 31, 2019.  As required by ASC 820-10, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

June 30, 2019	Level I	Level II	Level III	Total
Total Assets	$-	$-	$-	$-

Warrant liability	$-	$-	$122,000	$122,000
Total Liabilities	$-	$-	$122,000	$122,000

March 31, 2019	Level I	Level II	Level III	Total
Total Assets	$-	$-	$-	$-

Warrant liability	$-	$-	$43,500	$43,500
Total Liabilities	$-	$-	$43,500	$43,500

The Company adopted the guidance of ASC 815 “Derivative and Hedging”, which requires that we mark the value of our warrant liability to market and recognize the change in valuation in our statement of operations each reporting period. Determining the warrant liability to be recorded requires us to develop estimates to be used in calculating the fair value of the warrant.

The following table provides a summary of the changes in fair value of our Level 3 financial liabilities from March 31, 2019 through June 30, 2019, as well as the portion of gains or losses included in income attributable to unrealized gains or losses related to the liability held at June 30, 2019:

Level 3 Reconciliation	Balance at beginning of period	(Gains) and losses for the period (realized and unrealized)	Purchases, issuances, sales and settlements, net	Transfers in or out of Level 3	Balance at the end of period
Warrant liability	$43,500	$78,500	$-	$-	$122,000
Total Liabilities	$43,500	$78,500	$-	$-	$122,000

The Company has remaining warrants with an outside investor to purchase 50,000 shares of the Company’s common stock at an exercise price of $3.35 per share or exercising the “put option” to the Company.  The warrant liability of the 50,000 warrants was $122,000 at June 30, 2019 as compared to $43,500 at March 31, 2019. These warrants must be converted at a purchase price of $3.35 per share or the cash option must be exercised by September 10, 2019.

TEL-INSTRUMENT ELECTRONICS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 12 – Operating Lease Liability

The Company leases its facility in East Rutherford, NJ with monthly payments of $18,467 which expires in August 2021 and includes a renewal option for an additional five years. The Company also has an operating lease for office equipment with monthly payments of $523 which expires in May 2021.

The Company's leases generally do not provide an implicit rate, and therefore the Company uses its incremental borrowing rate as the discount rate when measuring operating lease liabilities. The incremental borrowing rate represents an estimate of the interest rate the Company would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of a lease. The Company used incremental borrowing rates as of April 1, 2019 for operating leases that commenced prior to that date. The Company estimated its incremental borrowing rate based on its credit quality, line of credit agreement and by comparing interest rates available in the market for similar borrowings. The Company used a discount rate of 6.25% at June 30, 2019.

The following table reconciles the undiscounted future minimum lease payments (displayed by year and in the aggregate) under non-cancelable operating leases with terms of more than one year to the total lease liabilities recognized on the condensed consolidated balance sheet as of June 30, 2019:

Remaining payments 2020	$170,910
2021	227,880
2022	93,381
Total undiscounted future minimum lease payments	492,171
Less: Difference between undiscounted lease payments and discounted lease liabilities	(32,899)
Present value of net minimum lease payments	459,272
Less current portion	(204,982)
Operating lease liabilities – long-term	$254,290

Disclosures related to periods prior to adoption of ASU 2016-02

The Company adopted ASU 2016-02 using a modified retrospective adoption method at April 1, 2019 as noted in Note 3 “Recently Adopted Authoritative Pronouncements”. As required, the following disclosure is provided for periods prior to adoption. Minimum operating lease commitments as of March 31, 2019 that have initial or remaining lease terms in excess of one year are as follows:

Years Ended March 31,
2020	$327,434
2021	312,431
2022	128,610
2023	-
2024	-
$768,475

TEL-INSTRUMENT ELECTRONICS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 13 – Litigation

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

Note 13 – Litigation (continued)

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

The Company filed its Motion to Conventionally File Appellant’s Opening Brief under Seal Along with an Electronically Filed Public Redacted Version on February 21, 2019 and filed its Response to Order to Show Cause on February 26, 2019. The Court entered an Order setting the Prehearing Conference for March 5, 2019. The Prehearing Conference took place as scheduled and the Court entered an Order memorializing the conference on March 13, 2019. In the Order the Court appointed a Court Security Officer, allowed the parties to file private un-redacted briefs only available to the Judges and necessary court staff and redacted public briefs. The private briefs were due on March 27, 2019 with redacted briefs due 45 days following the filing of the private brief and extending all briefing page limitations by 10 pages. The Company filed its private brief on March 22, 2019. Aeroflex filed its response in July 2019.

The reply to Aeroflex’s response and the response to the cross-appeal are due on August 14. The Company decided to file a motion for extension of time that moves the due date to September 7.

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

Overview

The Company reported a profit of $257,776 for the quarter ended June 30, 2019 and sales of $3,306,462. This is the third consecutive quarter of profitability for the Company. This turnaround is the result of the increased shipment of our Mode 5 test sets, including our T-47/M5, which has recently received AIMS (Air Traffic Control Radar Beacon System, Identification Friend or Foe, Mark XII/Mark XIIA, Systems) approval. As previously reported, the Company has received a $4.3 million order for Mode 5 test sets from the U.S. military. In August 2018, we also reported that the German government had notified our U.K. distributor of its intent to award a multi-year, multi-million dollar contract. In February 2019, the Company received an initial purchase order totaling $520,000 from its European Distributor, Muirhead Avionics (“Muirhead”) for Mode 5 test sets from the contract awarded by the German military. This is a seven-year procurement contract with anticipated orders for the 2019 calendar year of approximately $3.5 million in total. In July 2019, the Company shipped $450,000 of Mode 5 test sets to the German government.

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

The Company has built a solid position in the Mode 5 Identification Friend or Foe (“IFF”) flight line test equipment market, and our products are very competitive in the overseas markets. We believe that we are well-positioned as our CRAFT and TS-4530A flight-line test sets have been endorsed by the U.S. military and we have already delivered test sets into 18 international markets.

 Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued).

Overview (continued)

The new T-47/M5 Mode 5 IFF test set is expected to be a cost-effective upgrade option for our large installed base of Mode 4 test sets and we have seen substantial interest and orders for this test set from a number of countries.  All allied countries have a drop-dead date of July 1, 2020, which was extended from January 1, 2020, for Mode 5 capability so we expect this international business will begin to accelerate this year and it should remain strong for at least the next three years, based on our current projections. Our expectation is that we will continue to improve both our revenues and gross margins, but the timing of these new orders is largely out of our hands. Nonetheless, we are encouraged by the increasing activity we are seeing for both our commercial and military products.

The commercial avionics industry is undergoing a great deal of change and we believe our new lightweight, hand-held product (the “SDR/OMNI”) that we are planning to introduce in the near term will generate increased market share at very attractive gross margin levels. The technology for the hand-held product will provide a platform for future products. We are also working closely with our other military customers on new potential market opportunities that will be needed to maintain our sales and profitability growth.

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

The SDR/OMNI has very wide frequency to accommodate new commercial and military waveforms in an industry leading 4-pound package. This is half the weight of competitive test sets. It utilizes the latest touch screen technology and has the capability to replace all TIC commercial test sets and military flight-line test sets with one handheld product. The initial product will be a commercial avionics air traffic control test set which adds ADS-B UAT test capability for the large general aviation test market that is subject to the January 1, 2020 requirement for ADS-B out capability. This will compete with the Aeroflex IFR 6000 test set and will replace the TIC TR-220 product. This release is targeted at the civil aviation market that is subject to the January 1, 2020 requirement for ADS-B out capability. Future next software releases will incorporate Nav/Comm test functions which can be purchased as APP’s (applications) by our customers. We continue to evaluate other attractive potential market opportunities.

As a result of the potential new military applications for our new 4.5 pound SDR/OMNI hand-held test set, we are currently evaluating a hardware CPU change to further improve high speed processing capabilities. This change will likely move the initial product introduction for the commercial avionics market into next calendar year, but will better position the Company for high dollar military contracts which will be critical to our long-term growth in revenues and profitability. The goal of this new test set is to expand out of our relatively narrow avionics test market niche and enter the much larger secure communications radio test market.

The much larger growth potential is in the secure military and homeland security radio test market which is many times the size of our existing avionics test market. The biggest medium term opportunity is for the Marine secure communication replacement program which is expected to occur in the next two years. This could represent a significant opportunity for the Company. We are currently in discussions with various companies about collaborating in these markets.

The Aeroflex litigation (see Note 13 to the Condensed Consolidated Financial Statements) did not result in a favorable outcome for the Company, despite our belief that we committed no wrong doing. These condensed consolidated financial statements have been prepared in conformity with GAAP, which contemplates continuation of the Company as a going concern.  As reflected in the accompanying balance sheet for the period ended June 30, 2019, the Company has recorded estimated damages to date of $5.4 million, including interest, as a result of a jury verdict associated with the Aeroflex litigation. The Company has filed for an appeal (see Note 13).

In June 2019, Bank of America agreed to extend the Company’s line of credit until March 31, 2020 (see Note 8). While the Company’s operations and profitability have significantly improved, the Company may not have sufficient resources to satisfy the judgment if we are not successful in our appeal. We have no commitment from any party to provide additional working capital and there is no assurance that any funding will be available as required, or if available, that its terms will be favorable or acceptable to the Company. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued).

Overview (continued)

The jury found no misappropriation of Aeroflex trade secrets but it did rule that the Company tortiously interfered with a prospective business opportunity and awarded damages. The jury also ruled that Tel tortiously interfered with Aeroflex’s non-disclosure agreements with two former Aeroflex employees. The jury also found that the former Aeroflex employees breached their non-disclosure agreements with Aeroflex. The Court conducted further hearings on the Company’s post-trial motions which sought to reduce the damages award of $2.8 million, as well as the punitive damages claim.  The Court denied the Company’s motions and awarded Aeroflex an additional $2.1 million of punitive damages. The Company has filed motions in January 2018 for the Court to reconsider the amount of damages on the grounds that they are duplicative and not legally supportable. The Court heard these motions and such motions were denied. The Company has filed for the appeal. The Company has posted a $2,000,000 bond for the appeal. This $2 million bond amount will remain in place during the appeal process (See Note 13). The Company believes it has solid grounds to appeal this verdict. The appeal process is expected to take several years to complete. However, the Company cannot predict the timing or the outcome of the appeal.

The Company believes it has sufficient cash and financing in place to fund its plans for the next twelve months, exclusive of any determination that may result from the Aeroflex litigation, due in part to recent large orders it has received that has returned the Company to profitability.

As of March 31, 2018, the Company had a stockholders’ deficit of approximately $1.4 million, and had net losses in three of its last four fiscal years, thus bringing the Company below the Stockholders’ Equity Requirement of the NYSE American.  The decline in equity primarily resulted from the accrual of approximately $5 million in damages arising from the Aeroflex litigation as well as over $2 million in litigation costs over the years. The Company also had to record a valuation allowance of approximately $3.5 million against the Company’s deferred tax asset.

The Company prepared a plan (the “Plan”) that was submitted to the Exchange describing the actions the Company is taking to regain compliance with the Stockholders’ Equity Requirement. On December 20, 2018, the Company was advised that NYSE American had determined to commence proceedings to delist the stock, despite the fact that we believe that we can achieve compliance by the end of 2019 as a result of the recent turnaround in the business. However, delisting proceedings have been initiated because we would not have been able to regain compliance prior to the deadline of January 29, 2019. The Company requested a review of the staff determination to delist the common stock to the committee of the Board of Directors of the Exchange as the Company believed that it will reestablish compliance. In March 2019, the NYSE American denied the Company’s appeal to remain listed on the NYSE American, and was notified that trading on NYSE American in the Company’s common stock - trading symbol “TIK” - had been suspended immediately. The Company’s common stock continues to trade on the OTC Markets under the trading symbol “TIKK”. The Company believed it provided compelling evidence that we should regain compliance within the next nine to twelve months as a result of strong growth in revenues and profitability, but. we were not willing to raise additional equity capital, which would dilute our current shareholders, to meet an arbitrary deadline. The Company is planning to move to the OTCQX market or the OTCQB in the current quarter.

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

At June 30, 2019, the Company’s backlog of orders was approximately $4.8 million as compared to $1.8 million at June 30, 2018. Historically, the Company obtains orders which are required to be filled in less than 12 months, and therefore, these anticipated orders are not reflected in the backlog. With the pending Mode 5 deadline at January 1, 2020, the Company expects the backlog and sales to increase over the next year.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued).

Results of Operations

Sales

For the three months ended June 30, 2019, net sales increased $1,492,248 (82.3%) to $3,306,462 as compared to $1,814,214 for the three months ended June 30, 2018. Avionics government sales increased $1,411,558 (129.2%) to $2,504,140 for the three months ended June 30, 2019, as compared to $1,092,582 for the three months ended June 30, 2018. The increase in sales is mostly attributed to the increase in shipment of our AN/USM-719 and TS-4530A Mode 5 test sets to the U.S. Government, shipments of our AN/USM-708 test set to Lockheed for the F-35 program as well as increased sales of our T-47/M5 Dual Crypto test set. Commercial sales increased $80,690 (11.2%) to $802,322 for the three months ended June 30, 2019 as compared to $721,632 for the three months ended June 30, 2018. This increase is attributed to the increased sales our T-36 NAV/COMM test set as well as increased sales from our repair business offset partially by lower sales of the TR-220. The increase in sales of the T-36 is partially the result of orders that were received in the prior quarter but we were not able to ship as a result of parts availability.

Sales are expected to continue to increase primarily as a result of the balance remaining on the $4.3 million order for additional Mode 5 test sets from the U.S. military, sales of our CRAFT for the JSF program, as well as other large expected orders for our Mode 5 test sets both domestically and internationally.

Gross Margin

For the three months ended June 30, 2019, total gross margin increased $1,100,291 (228.6%%) to $1,581,604 as compared to $481,313 for the three months ended June 30, 2018 primarily as a result of the increase in volume as well as the reduction in manufacturing overhead and an increase in manufacturing efficiencies. The gross margin percentage for the three months ended June 30, 2019 was 47.8% as compared to 26.5% for the three months ended June 30, 2018. The higher gross margin percentage is attributable to an improved product mix as well as the reduction in manufacturing overhead as well as manufacturing efficiencies.

Operating Expenses

Selling, general and administrative expenses increased $45,946 (8.1%) to $612,471 for the three months ended June 30, 2019 as compared to $566,525 for the three months ended June 30, 2018. This increase is primarily attributed to high accrued profit sharing expense, professional fees and independent sale representative commissions.

Litigation costs decreased $28,764 for the three months ended June 30, 2019 to $10,507 as compared to $39,271 for the three months ended June 30, 2018 as a result of less activity associated with the Aeroflex litigation. The Company has filed its appeal (see Notes 5 and 13 to Notes to the Condensed Consolidated Financial Statements).

Engineering, research and development expenses increased $7,780 (1.5%) to $525,103 for the three months ended June 30, 2019 as compared to $517,323 for the three months ended June 30, 2018. The Company continues to invest in the development of the Company’s hand-held product line utilizing CRAFT and TS-4530A technology as well as the T47/M5 test set, the enhanced remote client, and the incorporation of other product enhancements in existing designs.

Income (Loss) from Operations

As a result of the above, the Company recorded income from operations of $433,525 for the three months ended June 30, 2019 as compared to a loss from operations of $641,806 for the three months ended June 30, 2018.

Other Income (Expense), Net

For the three months ended June 30, 2019, total other expense was $175,747, as compared to other expense of $104,267 for the three months ended June 30, 2018 primarily as a result of the loss on the change in fair value of the common stock warrants.

Income (Loss) before Income Taxes

As a result of the above, the Company recorded income before taxes of $257,776 for the three months ended June 30, 2019 as compared to a loss before taxes of $746,073 for the three months ended June 30, 2018.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued).

Income Taxes

For the three months ended June 30, 2019 and June 30, 2018, the Company recorded no income tax benefit as such amounts were offset by a valuation allowance.

Net Income (Loss)

As a result of the above, the Company recorded net income of $257,776 for the three months ended June 30, 2019 as compared to a net loss of $746,073 for the three months ended June 30, 2018.

Liquidity and Capital Resources

At June 30, 2019, the Company had net negative working capital of $101,658 as compared to negative working capital of $152,993 at March 31, 2019. This change is primarily the result of the increase in cash and inventories as well as the decrease in accounts payable and accrued expenses offset partially by the decrease in accounts receivable and increase in deferred revenues and operating lease liabilities.

These condensed consolidated financial statements have been prepared in conformity with GAAP, which contemplates continuation of the Company as a going concern.  As reflected in the accompanying balance sheet for the period ended June 30, 2019, the Company has recorded estimated damages to date of $5.4 million, including interest, as a result of a jury verdict associated with the Aeroflex litigation. The Company has filed for an appeal (see Note 13 to the Condensed Consolidated Financial Statements). In June 2019, Bank of America agreed to extend the Company’s line of credit until March 31, 2020 (see Note 8). While the Company’s operations and profitability have significantly improved, the Company may not have sufficient resources to satisfy the judgment if we are not successful in our appeal. We have no commitment from any party to provide additional working capital and there is no assurance that any funding will be available as required, or if available, that its terms will be favorable or acceptable to the Company. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued.

The Aeroflex did not result in a favorable outcome for the Company, despite our belief that we committed no wrong doing. The jury found no misappropriation of Aeroflex trade secrets, but it did rule that the Company tortiously interfered with a prospective business opportunity and awarded damages. The jury also ruled that Tel tortiously interfered with Aeroflex’s non-disclosure agreements with two former Aeroflex employees. The jury also found that the former Aeroflex employees breached their non-disclosure agreements with Aeroflex. The Court conducted further hearings on the Company’s post-trial motions which sought to reduce the damages award of $2.8 million, as well as the punitive damages claim.  The Court denied the Company’s motions and awarded Aeroflex an additional $2.1 million of punitive damages. The Company has filed motions in January 2018 for the Court to reconsider the amount of damages on the grounds that they are duplicative and not legally supportable. The Court heard these motions and such motions were denied. The Company has filed for the appeal. The Company has posted a $2,000,000 bond for the appeal. This $2 million bond amount will remain in place during the appeal process (See Note 13). The Company believes it has solid grounds to appeal this verdict. The appeal process is expected to take several years to complete. However, the Company cannot predict the timing or the outcome of the appeal.

The Company believes it has sufficient cash and financing in place to fund its plans for the next twelve months, exclusive of any determination that may result from the Aeroflex litigation, due in part to recent large orders it has received that has returned the Company to profitability.

The financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

During the three months ended June 30, 2019, the Company’s cash balance increased by $395,950 to $981,806.  The Company’s principal sources and uses of funds were as follows:

Cash provided operating activities. For the three months ended June 30, 2019, the Company provided $470,059 in cash for operations as compared to $170 in cash for operations for the three months ended June 30, 2018.  This increase in cash used for operations is attributed to the improvement in operating income and the decrease in accounts receivable partially offset by an increase in inventories and a decrease in accounts payable and accrued expenses.

Cash used in investing activities.  For the three months ended June 30, 2019, the Company used $23,507 of its cash for investment activities, as compared to $-0- for the three months ended June 30, 2018 as a result of an increase in the purchase of capital equipment.

Cash used in financing activities. For the three months ended June 30, 2019, the Company used $50,602 in financing activities as compared to using $53,250 for the three months ended June 30, 2018.

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

There was no significant impact on the Company’s operations as a result of inflation for the three months ended June 30, 2019.

These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2019, filed with the SEC on July 1, 2019 (the “Annual Report”).

Off-Balance Sheet Arrangements

As of June 30, 2019, the Company had no off-balance sheet arrangements.

Critical Accounting Policies

Our critical accounting policies are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report. There have been no changes in our critical accounting policies. Our significant accounting policies are described in our notes to the 2019 consolidated financial statements included in our Annual Report.

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

(b)          Changes in Internal Control over Financial Reporting

The Company, including its principal executive officer and principal financial officer, reviewed the Company’s internal control over financial reporting, pursuant to Rule 13(a)-15(e) under the Exchange Act and concluded that there was no change in the Company’s internal control over financial reporting during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

The Aeroflex litigation (see Note 13 to the Condensed Consolidated Financial Statements) did not result in a favorable outcome for the Company, despite our belief that we committed no wrong doing. The jury found no misappropriation of Aeroflex trade secrets, but it did rule that the Company tortiously interfered with a prospective business opportunity and awarded damages. The jury also ruled that Tel tortiously interfered with Aeroflex’s non-disclosure agreements with two former Aeroflex employees. The jury also found that the former Aeroflex employees breached their non-disclosure agreements with Aeroflex. The Court conducted further hearings on the Company’s post-trial motions which sought to reduce the damages award of $2.8 million, as well as the punitive damages claim.  The Court denied the Company’s motions and awarded Aeroflex an additional $2.1 million of punitive damages. The Company has filed motions in January 2018 for the Court to reconsider the amount of damages on the grounds that they are duplicative and not legally supportable. The Court heard these motions and such motions were denied. The Company has filed for the appeal. The Company has posted a $2,000,000 bond for the appeal. This $2 million bond amount will remain in place during the appeal process (See Note 13). The Company believes it has solid grounds to appeal this verdict. The appeal process is expected to take several years to complete. However, the Company cannot predict the timing or the outcome of the appeal.

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

Item 1A.  Risk Factors.

We believe there are no changes that constitute material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2019, filed with the SEC on July 1, 2019.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company’s equity securities during the quarter ended June 30, 2019.

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

TEL-INSTRUMENT ELECTRONICS CORP.

Date: August 14, 2019	By:	/s/ Jeffrey C. O’Hara
Name: Jeffrey C. O’Hara
Title: Chief Executive Officer Principal Executive Officer

Date: August 14, 2019	By:	/s/ Joseph P. Macaluso
Name: Joseph P. Macaluso
Title: Principal Financial Officer Principal Accounting Officer