Form 10-Q
period 2019-09-30
TEL INSTRUMENT ELECTRONICS CORP
filed 2019-11-13
CIK 96885

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2019

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

As of November 12, 2019, there were 3,255,887 shares outstanding of the registrant’s common stock.

TEL-INSTRUMENT ELECTRONICS CORP.

PART I – FINANCIAL INFORMATION

Item 1.  Unaudited Condensed Consolidated Financial Statements.

TEL-INSTRUMENT ELECTRONICS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2019	March 31, 2019
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$2,246,595	$585,856
Accounts receivable, net	1,301,894	2,196,099
Inventories, net	3,075,398	2,932,632
Restricted cash to support appeal bond	2,006,534	2,004,871
Prepaid expenses and other current assets	295,817	275,230
Total current assets	8,926,238	7,994,688

Equipment and leasehold improvements, net	257,131	236,370
Operating lease right-of-use assets	409,218	-
Deferred tax asset, net	63,500	63,500
Other long-term assets	35,109	35,109
Total assets	$9,691,196	$8,329,667

LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Line of credit	$730,000	$800,000
Finance lease obligations – current portion	3,202	6,885
Operating lease liabilities – current portion	208,201	-
Accounts payable and accrued liabilities	1,092,228	1,493,793
Deferred revenues – current portion	448,257	97,122
Accrued legal damages	5,483,191	5,312,085
Warrant liability	116,500	43,500
Accrued payroll, vacation pay and payroll taxes	466,217	394,296
Total current liabilities	8,547,796	8,147,681

Operating lease liabilities – long-term	201,017	-
Deferred revenues – long-term	219,939	264,669
Total liabilities	8,968,752	8,412,350

Commitments and contingencies

Stockholders’ equity (deficit):
Preferred stock, 1,000,000 shares authorized, par value $0.10 per share
Preferred stock, 500,000 shares 8% Cumulative Series A Convertible Preferred issued and outstanding, par value $0.10 per share	3,395,998	3,275,998
Preferred stock, 166,667 shares 8% Cumulative Series B Convertible Preferred issued and outstanding, par value $0.10 per share	1,047,367	1,007,367
Common stock, 7,000,000 shares authorized, par value $0.10 per share, 3,255,887 shares issued and outstanding, respectively	325,586	325,586
Paid-in capital in excess of par value, common stock	7,766,072	7,914,955
Accumulated deficit	(11,812,579)	(12,606,589)
Total stockholders’ equity (deficit)	722,444	(82,683)
Total liabilities and stockholders’ equity (deficit)	$9,691,196	$8,329,667

See accompanying notes to unaudited condensed consolidated financial statements.

TEL-INSTRUMENT ELECTRONICS CORP.

 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018

Net sales	$3,912,168	$2,222,941	$7,218,630	$4,037,155
Cost of sales	2,038,535	1,223,728	3,763,393	2,556,629

Gross margin	1,873,633	999,213	3,455,237	1,480,526

Operating expenses:
Selling, general and administrative	625,163	555,411	1,237,634	1,121,936
Litigation expenses	91,553	35,848	102,060	75,119
Engineering, research and development	525,739	503,380	1,050,842	1,020,703
Total operating expenses	1,242,455	1,094,639	2,390,536	2,217,758

Income (loss) from operations	631,178	(95,426)	1,064,701	(737,232)

Other income (expense):
Interest income	1,018	1,009	2,018	2,007
Change in fair value of common stock warrants	5,500	-	(73,000)	-
Interest expense – judgement	(90,596)	(72,003)	(171,106)	(143,223)
Interest expense	(10,866)	(24,990)	(28,603)	(59,035)
Total other expense, net	(94,944)	(95,984)	(270,691)	(200,251)

Income (loss) before income taxes	536,234	(191,410)	794,010	(937,483)

Income tax expense	-	-	-	-

Net income (loss)	$536,234	$(191,410)	$794,010	$(937,483)

Preferred dividends	80,000	60,000	160,000	120,000

Net income (loss) attributable to common shareholders	$456,234	$(251,410)	$634,010	$(1,057,483)

Basic income (loss) per common share	$0.14	$(0.08)	$0.19	$(0.32)
Diluted income (loss) per common share	$0.11	$(0.08)	$0.16	$(0.32)

Weighted average shares outstanding:
Basic	3,255,887	3,255,887	3,255,887	3,255,887
Diluted	4,945,665	3,255,887	4,945,665	3,255,887

See accompanying notes to unaudited condensed consolidated financial statements.

TEL-INSTRUMENT ELECTRONICS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the Three Months Ended September 30, 2019 and 2018

(Unaudited)

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock
	# of Shares Issued	Amount	# of Shares Issued	Amount	# of Shares Issued	Amount	Additional Paid-In Capital	Accumulated Deficit	Total
Balances at July 1, 2019	500,000	$3,335,998	166,667	$1,027,367	3,255,887	$325,586	$7,840,796	$(12,348,813)	$180,934
8% Dividends on Preferred Stock	-	60,000	-	20,000	-	-	(80,000)	-	-
Stock-based compensation	-	-	-	-	-	-	5,276		5,276
Net income	-	-	-	-	-	-	-	536,234	536,234
Balances at September 30, 2019	500,000	$3,395,998	166,667	$1,047,367	3,255,887	$325,586	$7,766,072	$(11,812,579)	$722,444

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock
	# of Shares Issued	Amount	# of Shares Issued	Amount	# of Shares Issued	Amount	Additional Paid-In Capital	Accumulated Deficit	Total
Balances at July 1, 2018	500,000	$3,095,998	-	$-	3,255,887	$325,586	$7,994,733	$(13,555,700)	$(2,139,383)
8% Dividends on Preferred Stock	-	60,000	-	-	-	-	(60,000)	-	-
Proceeds from short-swing profits from an investor, net	-	-	-	-	-	-	156,175	-	156,175
Stock-based compensation	-	-	-	-	-	-	5,419		5,419
Net loss	-	-	-	-	-	-	-	(191,410)	(191,410)
Balances at September 30, 2018	500,000	$3,155,998	-	$-	3,255,887	$325,586	$8,096,327	$(13,747,110)	$(2,169,199)

See accompanying notes to unaudited condensed consolidated financial statements.

TEL-INSTRUMENT ELECTRONICS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the Six Months Ended September 30, 2019 and 2018

(Unaudited)

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock
	# of Shares Issued	Amount	# of Shares Issued	Amount	# of Shares Issued	Amount	Additional Paid-In Capital	Accumulated Deficit	Total
Balances at April 1, 2019	500,000	$3,275,998	166,667	$1,007,367	3,255,887	$325,586	$7,914,955	$(12,606,589)	$(82,683)
8% Dividends on Preferred Stock	-	120,000	-	40,000	-	-	(160,000)	-	-
Stock-based compensation	-	-	-	-	-	-	11,117		11,117
Net income	-	-	-	-	-	-	-	794,010	794,010
Balances at September 30, 2019	500,000	$3,395,998	166,667	$1,047,367	3,255,887	$325,586	$7,766,072	$(11,812,579)	$722,444

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock
	# of Shares Issued	Amount	# of Shares Issued	Amount	# of Shares Issued	Amount	Additional Paid-In Capital	Accumulated Deficit	Total
Balances at April 1, 2018	500,000	$3,035,998	-	$-	3,255,887	$325,586	$8,046,975	$(12,809,627)	$(1,401,068)
8% Dividends on Preferred Stock	-	120,000	-	-	-	-	(120,000)	-	-
Proceeds from short-swing profits from an investor, net	-	-	-	-	-	-	156,175	-	156,175
Stock-based compensation	-	-	-	-	-	-	13,177		13,177
Net loss	-	-	-	-	-	-	-	(937,483)	(937,483)
Balances at September 30, 2018	500,000	$3,155,998	-	$-	3,255,887	$325,586	$8,096,327	$(13,747,110)	$(2,169,199)

See accompanying notes to unaudited condensed consolidated financial statements.

TEL-INSTRUMENT ELECTRONICS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	September 30, 2019	September 30, 2018

Cash flows from operating activities:
Net income (loss)	$794,010	$(937,483)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	41,125	37,846
Amortization of right of use assets	99,663	-
Provision for inventory obsolescence	27,000	45,000
Change in fair value of common stock warrant	73,000	-
Non-cash stock-based compensation	11,117	13,177

Changes in assets and liabilities:
Decrease in accounts receivable	894,205	325,496
(Increase) decrease in inventories	(168,116)	462,770
(Increase) decrease in prepaid expenses & other assets	(20,587)	16,911
Decrease in accounts payable and other accrued expenses	(401,565)	(225,114)
Increase (decrease) in accrued payroll, vacation pay and payroll taxes	71,921	(84,275)
Increase in deferred revenues	306,405	242,963
Decrease in operating lease liabilities	(99,663)	-
Increase in accrued legal damages	171,106	84,654
Net cash provided by (used in) operating activities	1,799,621	(18,055)

Cash flows from investing activities:
Purchases of equipment	(63,536)	-
Net cash used in investing activities	(63,536)	-

Cash flows from financing activities:
Repayment of long-term debt	-	(2,124)
Repayment of line of credit	(70,000)	(160,000)
Proceeds from short-swing profits from an investor	-	156,175
Repayment of finance lease obligations	(3,683)	(3,358)
Net cash used in financing activities	(73,683)	(9,307)

Net increase (decrease) in cash, cash equivalents and restricted cash	1,662,402	(27,362)
Cash, cash equivalents and restricted cash at beginning of period	2,590,727	2,308,678
Cash, cash equivalents and restricted cash at end of period	$4,253,129	$2,281,316

End of period
Cash and cash equivalents	$2,246,595	$278,443
Restricted cash	2,006,534	2,002,873
	$4,253,129	$2,281,316
Beginning of period
Cash and cash equivalents	$585,856	$307,812
Restricted cash	2,004,871	2,000,866
	$2,590,727	$2,308,678

Supplemental cash flow information:
Taxes paid	$-	$-
Interest paid	$28,165	$28,278

Supplemental disclosure of non-cash financing activities:

Upon adoption of ASC 842, Leases, on April 1, 2019 the Company recorded $508,551 of right-use assets and related operating leases liabilities.

See accompanying notes to unaudited condensed consolidated financial statements.

TEL-INSTRUMENT ELECTRONICS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of Tel-Instrument Electronics Corp. (the “Company” or “TIC” or “Tel”) as of September 30, 2019, the results of operations and changes in stockholders’ equity (deficit) for the three and six months ended September 30, 2019 and September 30, 2018, and statements of cash flows for the six months ended September 30, 2019 and September 30, 2018.  These results are not necessarily indicative of the results to be expected for the full year.  The unaudited condensed financial statements have been prepared in accordance with the requirements of Form 10-Q and consequently do not include disclosures normally made in an Annual Report on Form 10-K.  The March 31, 2019 balance sheet included herein was derived from the audited financial statements included in the Company’s Annual Report on Form 10-K as of that date.  Accordingly, the unaudited condensed financial statements included herein should be reviewed in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2019, as filed with the United States Securities and Exchange Commission (the “SEC”) on July 1, 2019 (the “Annual Report”).

Note 2 – Liquidity and Going Concern

The Aeroflex litigation (see Note 13 to the unaudited condensed consolidated financial statements) did not result in a favorable outcome for the Company, despite our belief that we committed no wrong doing. These unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles (“GAAP”), which contemplates continuation of the Company as a going concern.  As reflected in the accompanying unaudited condensed consolidated balance sheet at September 30, 2019, the Company has recorded estimated damages to date of approximately $5.5 million, including interest, as a result of a jury verdict associated with the Aeroflex litigation. The Company has filed for an appeal (see Note 13). In June 2019, Bank of America agreed to extend the Company’s line of credit until March 31, 2020 (see Note 8). While the Company’s operations and profitability have significantly improved, and the Company believes it has sufficient cash and financing in place to fund its plans for the next twelve months, exclusive of any determination that may result from the Aeroflex litigation, due in part to recent large orders it has received that has returned the Company to profitability. The Company may not have sufficient resources to satisfy the judgment if we are not successful in our appeal. We have no commitment from any party to provide additional working capital and there is no assurance that any funding will be available as required, or if available, that its terms will be favorable or acceptable to the Company. This factor raises substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued.

The jury found no misappropriation of Aeroflex trade secrets, but it did find that the Company tortiously interfered with a prospective business opportunity and awarded damages. The jury also ruled that Tel tortiously interfered with Aeroflex’s non-disclosure agreements with two former Aeroflex employees. The jury also found that the former Aeroflex employees breached their non-disclosure agreements with Aeroflex. The Court conducted further hearings on the Company’s post-trial motions which sought to reduce the damages award of $2.8 million, as well as the punitive damages claim.  The Court denied the Company’s motions and awarded Aeroflex an additional $2.1 million of punitive damages. The Company filed motions in January 2018 for the Court to reconsider the amount of damages on the grounds that they are duplicative and not legally supportable. The Court heard these motions and such motions were denied. The Company has filed for the appeal. The Company has posted a $2 million bond for the appeal. This $2 million bond amount will remain in place during the appeal process (See Note 13).

The Company is optimistic about the prospects of its appeal for either a judgment as a matter of law or a new trial. The appeal process is expected to take at least another year to complete. However, the Company cannot predict the timing or the outcome of the appeal.

The Company believes it has sufficient cash and financing in place to fund its plans for the next twelve months, exclusive of any determination that may result from the Aeroflex litigation.

The unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

TEL-INSTRUMENT ELECTRONICS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 3 – Summary of Significant Accounting Policies

Revenue Recognition

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers: Topic 606 which supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of Topic 606 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The ASU defines a five-step process to achieve the core principal and, in doing so, it is possible more judgement and estimates may be required within the revenue recognition process than are currently in use. The ASU was effective for the Company in the first quarter of the fiscal year ended March 31, 2019 using either of two methods: (1) retrospective application to each prior reporting period presented with the option to elect certain practical expedients or (2) retrospective application with the cumulative effect of initially applying the ASU recognized at the date of the initial application and providing certain disclosures. The Company adopted Topic 606 pursuant to the method (2) and we determined that any cumulative effect for the initial application did not require an adjustment to retained earnings at April 1, 2018.

The Company generates revenue from designing, manufacturing and selling avionic tests and measurement solutions for the global commercial air transport, general aviation, and government/military aerospace and defense markets. The Company also offers calibration and repair services for a wide range of airborne navigation and communication equipment.

Under ASU 2014-09 Topic 606, Revenue from Contacts with Customers (“ASC 606”), the Company recognizes revenue when the customer obtains control of promised goods or services, in an amount that reflects the consideration which is expected to be received in exchange for those goods or services. The Company recognizes revenue following the five-step model prescribed under ASC 606: (i) identify contract(s) with a customer; (ii) identify the performance obligation(s) in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligation(s) in the contract; and (v) recognize revenue when (or as) the Company satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

Nature of goods and services

The following is a description of the products and services from which the Company generates revenue, as well as the nature, timing of satisfaction of performance obligations, and significant payment terms for each.

Test Units/Sets

The Company develops and manufactures unit sets to test navigation and communication equipment, such as ramp testers and bench testers for equipment installed in aircraft. The Company recognizes revenue when the customer obtains control of the Company’s product based on the contractual shipping terms of the contract. Revenue on products are presented gross because the Company is primarily responsible for fulfilling the promise to provide the product, is responsible to ensure that the product is produced in accordance with the related supply agreement, and bears the risk of loss while the inventory is in-transit. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring products to the customer.

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

When determining the transaction price of a contract, an adjustment is made if payment from the customer occurs either significantly before or significantly after performance, resulting in a significant financing component. Applying the practical expedient in paragraph 606-10-32-18, the Company does not assess whether a significant financing component exists if the period between when the Company performs its obligations under the contract and when the customer pays is one year or less. None of the Company’s contracts contained a significant financing component as of September 30, 2019.

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

Extended Warranties

The extended warranties sold by the Company provide a level of assurance beyond the coverage for defects that existed at the time of a sale or against certain types of covered damage with coverage terms generally ranging from 5 to 7 years. Amounts received for warranties are recorded as deferred revenue and recognized as revenue ratably over the respective term of the agreements. As of September 30, 2019, approximately $308,708 is expected to be recognized from remaining performance obligations for extended warranties.  For the three and six months ended September 30, 2019, the Company recognized revenue of $21,166 and $40,657, respectively, from amounts that were included in Deferred Revenue as compared to $10,687 and $19,620 for the three and six months ended September 30, 2018.

Other Deferred Revenues

For the periods ended September 30, 2019 and March 31, 2019, the Company has other deferred revenues of $359,488 and $11,926, respectively.

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

Payment terms and conditions vary by contract, although terms generally include a requirement of payment within a range from 30 to 60 days, or in certain cases, up-front deposits. In circumstances where the timing of revenue recognition differs from the timing of invoicing, the Company has determined that the Company's contracts generally do not include a significant financing component. Payments received prior to the delivery of units or services performed are recorded as deferred revenues. Taxes collected from customers, which are subsequently remitted to governmental authorities, are excluded from sales. The Company applied the practical expedient to account for shipping and handling activities as fulfillment cost rather than as a separate performance obligation. Shipping and handling costs charged to customers are classified as sales, and the shipping and handling costs incurred are included in cost of sales.

Other

All sales are denominated in U.S. dollars.

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

TEL-INSTRUMENT ELECTRONICS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 3 – Summary of Significant Accounting Policies (continued)

Revenue Recognition (continued)

Disaggregation of revenue

In the following tables, revenue is disaggregated by revenue category.

	For the Three Months Ended September 30, 2019
	Commercial	Government
Sales Distribution
Test Units	$182,987	$3,140,454
	$182,987	$3,140,454

The remainder of our revenues for the three months ended September 30, 2019 are derived from repairs and calibration of $449,900, replacement parts of $117,661 and extended warranties of $21,166. We do not disaggregate these revenue streams as they are not deemed an important element related to how management operates the business between segments.

	For the Three Months Ended September 30, 2018
	Commercial	Government
Sales Distribution
Test Units	$280,056	$1,284,099
	$280,056	$1,284,099

The remainder of our revenues for the three months ended September 30, 2018 are derived from repairs and calibration of $566,958, replacement parts of $81,141 and extended warranties of $10,687. We do not disaggregate these revenue streams as they are not deemed an important element related to how management operates the business between segments.

	For the Six Months Ended September 30, 2019
	Commercial	Government
Sales Distribution
Test Units	$478,910	$5,644,594
	$478,910	$5,644,594

The remainder of our revenues for the six months ended September 30, 2019 are derived from repairs and calibration of $872,756, replacement parts of $181,713 and extended warranties of $40,657. We do not disaggregate these revenue streams as they are not deemed an important element related to how management operates the business between segments.

	For the Six Months Ended September 30, 2018
	Commercial	Government
Sales Distribution
Test Units	$612,431	$2,376,681
	$612,431	$2,376,681

The remainder of our revenues for the six months ended September 30, 2018 are derived from repairs and calibration of $899,657, replacement parts of $128,766 and extended warranties of $19,620. We do not disaggregate these revenue streams as they are not deemed an important element related to how management operates the business between segments.

TEL-INSTRUMENT ELECTRONICS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 3 – Summary of Significant Accounting Policies (continued)

Revenue Recognition (continued)

Disaggregation of revenue (continued)

In the following table, revenue is disaggregated by geography.

	For the Three Months Ended September 30, 2019	For the Three Months Ended September 30, 2018
Geography

United States	$2,420,423	$1,879,079
International	1,491,745	343,862
Total	$3,912,168	$2,222,941

	For the Six Months Ended September 30, 2019	For the Six Months Ended September 30, 2018
Geography

United States	$5,332,890	$3,261,767
International	1,885,740	775,388
Total	$7,218,630	$4,037,155

Recently Adopted Authoritative Pronouncements

In February 2016, the FASB established Topic 842, Leases, by issuing Accounting Standards Update (ASU) No. 2016-02, which requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. Topic 842 was subsequently amended by ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10, Codification Improvements to Topic 842, Leases; and ASU No. 2018-11, Targeted Improvements. The new standard establishes a right-of-use model (ROU) that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. The new standard was effective on April 1, 2019. A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application. An entity may choose to use either (1) its effective date or (2) the beginning of the earliest comparative period presented in the financial statements as its date of initial application. If an entity chooses the second option, the transition requirements for existing leases also apply to leases entered into between the date of initial application and the effective date. The entity must also recast its comparative period financial statements and provide the disclosures required by the new standard for the comparative periods. The Company adopted the new standard on April 1, 2019 and uses the effective date as the date of initial application. Consequently, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods before April 1, 2019. The new standard provides a number of optional practical expedients in transition. The Company elects the ‘package of practical expedients’, which permits the Company not to reassess under the new standard prior conclusions about lease identification, lease classification and initial direct costs.

TEL-INSTRUMENT ELECTRONICS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Recently Adopted Authoritative Pronouncements (continued)

At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on the circumstances present. Leases with a term greater than one year are recognized on the balance sheet as right-of-use assets, lease liabilities, and, if applicable, long-term lease liabilities. Lease liabilities and the corresponding right-of-use assets are recorded based on the present values of lease payments over the lease terms. The interest rate implicit in lease contracts is typically not readily determinable. As such, the Company utilizes the appropriate incremental borrowing rates, which are the rates that would be incurred to borrow on a collateralized basis, over similar terms, amounts equal to the lease payments in a similar economic environment. The Company used 6.25%. ASU 2016-02 did not have an impact on our unaudited condensed consolidated statements of income for the six month period ended September 30, 2019, but had a significant impact on our unaudited consolidated condensed balance sheet as of September 30, 2019. As of September 30, 2019, the Company recognized additional operating lease liabilities of $409,218 with corresponding ROU assets of the same amount based on the present value of the remaining minimum rental payments under current leasing standards for existing operating leases.

No other recently issued accounting pronouncements had or are expected to have a material impact on the Company’s unaudited consolidated financial statements.

Note 4 – Accounts Receivable, net

The following table sets forth the components of accounts receivable:

	September 30, 2019	March 31, 2019
Government	$1,072,508	$1,951,729
Commercial	236,886	251,870
Less: Allowance for doubtful accounts	(7,500)	(7,500)
	$1,301,894	$2,196,099

Note 5 – Restricted Cash to support appeal bond

In January 2018, the Company transferred $2,000,000 to a restricted cash account to secure a letter of credit which was used for collateral for the appeal bond (See Note 13).

Note 6 – Inventories, net

Inventories consist of:

	September 30, 2019	March 31, 2019

Purchased parts	$2,525,184	$2,709,235
Work-in-process	1,042,431	721,397
Finished goods	32,783	-
Less: Inventory reserve	(525,000)	(498,000)
	$3,075,398	$2,932,632

TEL-INSTRUMENT ELECTRONICS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 7 – Net Income (Loss) per Share

Net income (loss) per share has been computed according to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC 260”), “Earnings per Share,” which requires a dual presentation of basic and diluted income (loss) per share (“EPS”). Basic EPS represents net income (loss) divided by the weighted average number of common shares outstanding during a reporting period. Diluted EPS reflects the potential dilution that could occur if securities, including preferred stock, warrants and options, were converted into common stock. The dilutive effect of outstanding warrants and options is reflected in earnings per share by use of the treasury stock method. The dilutive effect of preferred stock is reflected in earnings per share by use of the if-converted method. In applying the treasury stock method for stock-based compensation arrangements, the assumed proceeds are computed as the sum of the amount the employee must pay upon exercise and the amounts of average unrecognized compensation costs attributed to future services.

	Three Months Ended	Three Months Ended
	September 30, 2019	September 30, 2018
Basic net income (loss) per share computation:
Net income (loss)	$536,234	$(191,410)
Preferred dividends	(80,000)	(60,000)
Net income (loss) attributable to common shareholders	456,234	(251,410)
Weighted-average common shares outstanding	3,255,887	3,255,887
Basic net income (loss) per share	$0.14	$(0.08)
Diluted net income (loss) per share computation
Net income (loss) attributable to common shareholders	$456,234	$(251,410)
Add: Preferred dividends	80,000	-
Diluted income (loss) attributable to common shareholders	$536,234	$(251,410)
Weighted-average common shares outstanding	3,255,887	3,255,887
Incremental shares attributable to the assumed conversion of preferred stock, and exercise of outstanding stock options and warrants	1,689,778	-
Total adjusted weighted-average shares	4,945,665	3,255,887
Diluted net income (loss) per share	$0.11	$(0.08)

	Six Months Ended	Six Months Ended
	September 30, 2019	September 30, 2018
Basic net income (loss) per share computation:
Net income (loss)	$794,010	$(937,483)
Preferred dividends	(160,000)	(120,000)
Net income (loss) attributable to common shareholders	634,010	(1,057,483)
Weighted-average common shares outstanding	3,255,887	3,255,887
Basic net income (loss) per share	$0.19	$(0.32)
Diluted net income (loss) per share computation
Net income (loss) attributable to common shareholders	$634,010	$(1,057,483)
Add: Preferred dividends	160,000	-
Diluted income (loss) attributable to common shareholders	$794,010	$(1,057,483)
Weighted-average common shares outstanding	3,255,887	3,255,887
Incremental shares attributable to the assumed conversion of preferred stock, and exercise of outstanding stock options and warrants	1,689,778	-
Total adjusted weighted-average shares	4,945,665	3,255,887
Diluted net income (loss) per share	$0.16	$(0.32)

TEL-INSTRUMENT ELECTRONICS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 7 – Net Income (Loss) per Share (continued)

The following table summarizes securities that, if exercised, would have an anti-dilutive effect on earnings per share:

	September 30, 2019	September 30, 2018
Convertible preferred stock	-	1,070,222
Stock options	118,500	42,500
Warrants	50,000	50,000
	168,500	1,162,722

Note 8 – Line of Credit

On March 21, 2016, the Company entered into a line of credit agreement with Bank of America, which expired March 31, 2017. In March 2017, the Company extended until March 31, 2018.  The line provided a revolving credit facility with borrowing capacity of up to $1,000,000. There were no covenants or borrowing base calculations associated with this line of credit. On August 29, 2018, the Company entered a Loan Modification Agreement (the “Agreement”) with the bank. The Company had been working with the bank and had paid $100,000 to the bank to lower the outstanding balance to $900,000 at the signing of the Agreement. The Agreement had the following provisions:

1)	The Company to make an additional principal payment of $50,000 by October 1, 2018. (The Company made this payment.)
2)	Borrowing base calculation tied to accounts receivable and inventories.
3)	The Agreement expired May 31, 2019.
4)	Interest on any outstanding balances was payable monthly at an annual interest rate equal to the LIBOR (London Interbank Offered Rates) Daily Floating plus 3.75 percentage points.
5)	The line was collateralized by substantially all of the assets of the Company.
6)	The Company will make principal payments of $5,000 per month from September 30, 2018 through November 30, 2018 and principal payments of $10,000 per month from December 31, 2018 to May 31, 2019.
7)	Beginning with the fiscal year ended March 31, 2019, the Company must maintain a debt service coverage ratio.

During the six months ended September 30, 2019 the Company repaid $70,000 against this line of credit. As of September 30, 2019 and March 31, 2019, the outstanding balances were $730,000 and $800,000, respectively.  As of September 30, 2019 the remaining availability under this line is $-0-.

During June 2019, Bank of America agreed to extend the Company’s line of credit until March 31, 2020. The new Loan Modification Agreement (the “Amended Loan Modification Agreement”) with the bank contains the following provisions:

1)	The Company to make an additional principal payment of $10,000 at closing.
2)	Borrowing base calculation tied to accounts receivable.
3)	The Amended Loan Modification Agreement expires March 31, 2020.
4)

Interest on any outstanding balances is payable monthly at an annual interest rate equal to the LIBOR (London Interbank Offered Rates) Daily Floating plus 3.75 percentage points. The Company’s interest rate was 5.77% at September 30, 2019.

5)	The line is collateralized by substantially all of the assets of the Company.
6)	The Company will make principal payments of $10,000 per month until March 31, 2020.
7)	The covenant for the debt service ratio is deleted.

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

Management evaluates the performance of its segments and allocates resources to them based on gross margin. The Company’s general and administrative costs and sales and marketing expenses, and engineering costs are not segment specific. As a result, all operating expenses are not managed on a segment basis.  Net interest includes expenses on debt and income earned on cash balances, both maintained at the corporate level. The tables below present information about reportable segments within the avionics business for the three and six month periods ending September 30, 2019 and 2018:

Three Months Ended September 30, 2019	Avionics Government	Avionics Commercial	Avionics Total	Corporate Items	Total
Net sales	$3,140,454	$771,714	$3,912,168	$-	$3,912,168
Cost of sales	1,626,089	412,446	2,038,535	-	2,038,535
Gross margin	1,514,365	359,268	1,873,633	-	1,873,633

Engineering, research, and development			525,739	-	525,739
Selling, general and administrative			278,026	347,137	625,163
Litigation costs				91,553	91,553
Change in fair value of common stock warrants				(5,500)	(5,500)
Interest income			-	(1,018)	(1,018)
Interest expense - judgment				90,596	90,596
Interest expense			-	10,866	10,866
Total expenses			803,765	533,634	1,337,399
Income (loss) before income taxes			$1,069,868	$(533,634)	$536,234

Three Months Ended September 30, 2018	Avionics Government	Avionics Commercial	Avionics Total	Corporate Items	Total
Net sales	$1,284,099	$938,842	$2,222,941	$-	$2,222,941
Cost of sales	714,590	509,138	1,223,728	-	1,223,728
Gross margin	569,509	429,704	999,213	-	999,213

Engineering, research, and development			503,380	-	503,380
Selling, general and administrative			194,179	361,232	555,411
Litigation costs				35,848	35,848
Interest income			-	(1,009)	(1,009)
Interest expense - judgment				72,003	72,003
Interest expense			-	24,990	24,990
Total expenses			697,559	493,064	1,190,623
Income (loss) before income taxes			$301,654	$(493,064)	$(191,410)

TEL-INSTRUMENT ELECTRONICS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 9 – Segment Information (continued)

Six Months Ended September 30, 2019	Avionics Government	Avionics Commercial	Avionics Total	Corporate Items	Total
Net sales	$5,644,594	$1,574,036	$7,218,630	$-	$7,218,630
Cost of sales	2,868,656	894,737	3,763,393	-	3,763,393
Gross margin	2,775,938	679,299	3,455,237	-	3,455,237

Engineering, research, and development			1,050,842	-	1,050,842
Selling, general and administrative			512,604	725,030	1,237,634
Litigation costs				102,060	102,060
Change in fair value of common stock warrants				73,000	73,000
Interest income			-	(2,018)	(2,018)
Interest expense - judgment				171,106	171,106
Interest expense			-	28,603	28,603
Total expenses			1,563,446	1,097,781	2,661,227
Income (loss) before income taxes			$1,891,791	$(1,097,781)	$794,010

Six Months Ended September 30, 2018	Avionics Government	Avionics Commercial	Avionics Total	Corporate Items	Total
Net sales	$2,376,681	$1,660,474	$4,037,155	$-	$4,037,155
Cost of sales	1,475,844	1,080,785	2,556,629	-	2,556,629
Gross margin	900,837	579,689	1,480,526	-	1,480,526

Engineering, research, and development			1,020,703	-	1,020,703
Selling, general and administrative			411,307	710,629	1,121,936
Litigation costs				75,119	75,119
Interest income			-	(2,007)	(2,007)
Interest expense – judgment				143,223	143,223
Interest expense			-	59,035	59,035
Total expenses			1,432,010	985,999	2,418,009
Income (loss) before income taxes			$48,516	$(985,999)	$(937,483)

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

The tax effect of temporary differences, primarily net operating loss carryforwards, asset reserves and accrued liabilities, gave rise to the Company’s deferred tax asset.  Deferred income taxes are recognized for the tax consequence of such temporary differences at the enacted tax rate expected to be in effect when the differences reverse.  The Company has approximately $3.1 million in deferred tax assets, and we have provided a valuation allowance that offsets the majority of the asset. The inability to obtain new profitable contracts or the failure of the Company’s engineering development efforts could reduce estimates of future profitability, which could affect the Company’s ability to realize the deferred tax assets. Due to the adverse judgment and the resulting losses the past few years, management has established a valuation allowance against this deferred tax asset. This valuation allowance could be reversed when the Company returns to profitability, and can demonstrate that it will be able to utilize the deferred tax asset. The valuation will be re-evaluated as the Company continues to be profitable and will be utilizing a certain portion of its deferred tax asset. Currently, the Company is utilizing existing fully-reserved NOL’s to offset taxable income, thereby resulting in no income tax provision.

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as of September 30, 2019 and March 31, 2019.  As required by ASC 820-10, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

TEL-INSTRUMENT ELECTRONICS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 11 – Fair Value Measurements (continued)

The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

September 30, 2019	Level I	Level II	Level III	Total
Total Assets	$-	$-	$-	$-

Warrant liability	$-	$-	$116,500	$116,500
Total Liabilities	$-	$-	$116,500	$116,500

March 31, 2019	Level I	Level II	Level III	Total
Total Assets	$-	$-	$-	$-

Warrant liability	$-	$-	$43,500	$43,500
Total Liabilities	$-	$-	$43,500	$43,500

The Company adopted the guidance of ASC 815 “Derivative and Hedging”, which requires that we mark the value of our warrant liability to market and recognize the change in valuation in our statement of operations each reporting period. Determining the warrant liability to be recorded requires us to develop estimates to be used in calculating the fair value of the warrant.

The following table provides a summary of the changes in fair value of our Level 3 financial liabilities from March 31, 2019 through September 30, 2019, as well as the portion of gains or losses included in income attributable to unrealized gains or losses related to the liability held at September 30, 2019:

Level 3 Reconciliation	Balance at beginning of period	(Gains) and losses for the period (realized and unrealized)	Purchases, issuances, sales and settlements, net	Transfers in or out of Level 3	Balance at the end of period
Warrant liability	$43,500	$73,000	$-	$-	$116,500
Total Liabilities	$43,500	$73,000	$-	$-	$116,500

The Company has remaining warrants with an outside investor to purchase 50,000 shares of the Company’s common stock at an exercise price of $3.35 per share or exercising the “put option” to the Company.  The warrant liability of the 50,000 warrants was $116,500 at September 30, 2019 as compared to $43,500 at March 31, 2019. These warrants must be converted at a purchase price of $3.35 per share or the cash put option must be exercised by September 10, 2019.

The holder has the right, exercisable at any time, in writing (the “Warrant Put Notice”, to cause the Company, subject to the terms and conditions herein, to purchase from the holder all, or any portion, of the warrant for the warrant put repurchase price (the “Repurchase Price”). The Repurchase Price is the greater of 1) Adjusted EBITDA (as defined below) per share as of the date of the Warrant Put Notice, less $0.01, multiplied by the number of warrants or 2) the product of the current market price per share as of the date of the Warrant Put Notice, less the purchase price of the warrant or warrants, multiplied by the number of warrants, if this amount is higher. “Adjusted EBITDA” means EBITDA, multiplied by 5, plus cash and cash equivalents less unpaid debt divided by the number of shares outstanding on a fully diluted basis. As such, the values of the warrants at September 30, 2019 reflect the higher of these two options for each specific warrant.

On September 3, 2019, the holder of the warrant informed the Company that it has elected to exercise its “put option”, thereby requiring the Company to purchase the warrants held by holder. Total warrants were to purchase a total of 50,000 shares of the Company’s common stock.

The value of the warrants for the 50,000 shares of the Company’s common stock at the time of exercise was $116,500, and the Company paid this amount using cash from operations in October 2019, thereby extinguishing the warrant liability.

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

The Company's leases generally do not provide an implicit rate, and therefore the Company uses its incremental borrowing rate as the discount rate when measuring operating lease liabilities. The incremental borrowing rate represents an estimate of the interest rate the Company would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of a lease. The Company used incremental borrowing rates as of April 1, 2019 for operating leases that commenced prior to that date. The Company estimated its incremental borrowing rate based on its credit quality, line of credit agreement and by comparing interest rates available in the market for similar borrowings. The Company used a discount rate of 6.25% at September 30, 2019.

The following table reconciles the undiscounted future minimum lease payments (displayed by year and in the aggregate) under non-cancelable operating leases with terms of more than one year to the total lease liabilities recognized on the unaudited condensed consolidated balance sheet as of September 30, 2019:

Remaining payments 2020	$113,940
2021	227,880
2022	93,381
Total undiscounted future minimum lease payments	435,201
Less: Difference between undiscounted lease payments and discounted lease liabilities	(25,983)
Present value of net minimum lease payments	409,218
Less current portion	(208,201)
Operating lease liabilities – long-term	$201,017

Total rent expense for the three and six months ended September 30, 2019 was $171,618 and $83,824 for the three and six months ended September 30, 2019 as compared to $180,927 and $94,229 for the three and six months ended September 30, 2018.

Disclosures related to periods prior to adoption of ASU 2016-02

The Company adopted ASU 2016-02 using a modified retrospective adoption method at April 1, 2019 as noted in Note 3 “Recently Adopted Authoritative Pronouncements”. As required, the following disclosure is provided for periods prior to adoption. Minimum operating lease commitments as of March 31, 2019 that have initial or remaining lease terms in excess of one year are as follows:

Years Ended March 31,	Amount
2020	$327,434
2021	312,431
2022	128,610
$768,475

Note 13 – Litigation

Contingencies are recorded in the unaudited condensed consolidated financial statements when it is probable that a liability will be incurred and the amount of the loss is reasonably estimable, or otherwise disclosed, in accordance with Accounting Standards Codification 450, Contingencies (ASC 450). Significant judgment is required in both the determination of probability and the determination as to whether a loss is reasonably estimable. In the event the Company determines that a loss is not probable, but is reasonably possible, and it becomes possible to develop what the Company believes to be a reasonable range of possible loss, then the Company will include disclosures related to such matter as appropriate and in compliance with ASC 450. To the extent there is a reasonable possibility that the losses could exceed the amounts already accrued, the Company will, when applicable, adjust the accrual in the period the determination is made, disclose an estimate of the additional loss or range of loss or if the amount of such adjustment cannot be reasonably estimated, disclose that an estimate cannot be made.

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

The Journal Entry of Judgment including judgment against the Company in the amount of $1.3 million for tortious interference with prospective business advantage, of $1.5 million for tortious interference with existing contracts, and $2.1 million in punitive damages was entered on November 22, 2017. Pursuant to K.S.A. 16-204(d) “any judgment rendered by a court of this state on or after July 1, 1986, shall bear interest on and after the day on which judgment is rendered at the rate provided by subsection (e). The Kansas Secretary of State publishes the rate amount. The amount published for July 1, 2017 through June 30, 2018 is 5.75% and 6.5% July 1, 2018 through June 30, 2019. The current rate beginning July 1, 2019 is 7.0%. Interest on the $4,900,000 judgment started to accrue on November 22, 2017, the date the judgment was entered.

TEL-INSTRUMENT ELECTRONICS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 13 – Litigation (continued)

The Company filed post-trial motions to avoid damage duplication and inconsistency, and to secure judgment as a matter of law or a new trial. The trial court denied those motions. The Company appealed the verdict and the post-trial rulings to the Court of Appeals of the State of Kansas, Case No. 18-119,563. The Company posted a $2 million supersedeas bond. The Plaintiff filed a cross-appeal. The appeal and cross-appeal are fully briefed. The appellate court has not set a date to hear the appeal.

The Company is optimistic about the prospects of its appeal for either a judgment as a matter of law or a new trial. However, the appeal process is expected to take at least another year to complete. However, the Company cannot predict the timing or the outcome of the appeal.

Other than the matters outlined above, the Company is currently not involved in any litigation that we believe could have a material adverse effect on the Company’s financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of executive officers of our Company, threatened against or affecting our Company, or our common stock in which an adverse decision could have a material effect.

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

Our unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”).  These accounting principles require us to make certain estimates, judgments and assumptions.  We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made.  These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented.  Our unaudited condensed consolidated financial statements would be affected to the extent there are material differences between these estimates and actual results.  In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application.  There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result.  The following discussion should be read in conjunction with our financial statements and notes thereto appearing elsewhere in this report.

Overview

The Company reported a profit of $794,010 for the six months ended September 30, 2019 and sales of $7,218,630 as compared to a net loss of $937,483 and sales of $4,037,155 for the same six month period in the prior fiscal year. This is the fourth consecutive quarter of profitability for the Company. This turnaround is the result of the increased shipments of our CRAFT products, especially for Lockheed Martin for the Joint Strike Fighter (“JSF”) program, increased international business for our Mode 5 test sets, including our T-47/M5, which has received AIMS (Air Traffic Control Radar Beacon System, Identification Friend or Foe, Mark XII/Mark XIIA, Systems) approval and the TS-4530A. As previously reported, the Company has received a $4.3 million order for Mode 5 test sets from the U.S. military. In August 2018, we also reported that the German government had notified our U.K. distributor of its intent to award a multi-year, multi-million dollar contract. In February 2019, the Company received an initial purchase order totaling $520,000 from its European Distributor, Muirhead Avionics (“Muirhead”) for Mode 5 test sets from the contract awarded by the German military. This is a seven-year procurement contract with anticipated orders for the 2019 calendar year of approximately $3.5 million in total. In July 2019, the Company shipped $450,000 of Mode 5 test sets to the German government. In August 2019, we received a follow-on order from the German government for approximately $1.5 million.

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

The Company continues to pursue opportunities in the international market for our Mode 5 test sets with good success. We continue to emphasize the importance of capturing the majority share of the large Identification Friend or Foe (“IFF”) international market. The Company is also in discussions with other major international customers that have evaluated our Mode 5 test sets and we are excited about the opportunities overseas, as evidenced by the above-mentioned pending order from Germany, but no guarantees can be made about these opportunities. We received and shipped our Mode 5 test sets to Japan, and have subsequently received an additional order from Japan for approximately $616,000 to be delivered over the next few years. As noted above, our U.K. distributor and the Company have been successful in securing a major contract from the German military. Many other countries have expressed significant interest in our Mode 5 test sets.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued).

Overview (continued)

The Company has built a solid position in the Mode 5 IFF flight line test equipment market, and our products are very competitive in the overseas markets. We believe that we are well-positioned as our CRAFT and TS-4530A flight-line test sets have been endorsed by the U.S. military and we have already delivered test sets into 18 international markets.

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

As a result of the potential new military applications for our new 4.5 pound SDR/OMNI hand-held test set, we are currently evaluating a hardware CPU change to further improve high speed processing capabilities. This change will likely move the initial product introduction for the commercial avionics market into the spring of the next calendar year, but will better position the Company for high dollar military contracts which will be critical to our long-term growth in revenues and profitability. The goal of this new test set is to expand out of our relatively narrow avionics test market niche and enter the much larger secure communications radio test market.

The Aeroflex litigation (see Note 13 to the unaudited condensed consolidated financial statements) did not result in a favorable outcome for the Company, despite our belief that we committed no wrong doing. These unaudited condensed consolidated financial statements have been prepared in conformity with GAAP, which contemplates continuation of the Company as a going concern.  As reflected in the accompanying unaudited condensed consolidated balance sheet as of September 30, 2019, the Company has recorded estimated damages to date of $5.5 million, including interest, as a result of a jury verdict associated with the Aeroflex litigation. The Company has filed for an appeal (see Note 13). As of September 30, 2019, the Company has cash balances of $4.2 million, including $2 million of restricted cash. Our goal is to have sufficient cash by the end of this fiscal year to fully cover the Aeroflex damages amount.

In June 2019, Bank of America agreed to extend the Company’s line of credit until March 31, 2020 (see Note 8). The Company believes it has sufficient cash and financing in place to fund its plans for the next twelve months, exclusive of any determination that may result from the Aeroflex litigation, due in part to recent large orders it has received that has returned the Company to profitability. We have no commitment from any party to provide additional working capital and there is no assurance that any funding will be available as required, or if available, that its terms will be favorable or acceptable to the Company. This factor raises doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued).

Overview (continued)

The jury found no misappropriation of Aeroflex trade secrets but it did rule that the Company tortiously interfered with a prospective business opportunity and awarded damages. The jury also ruled that Tel tortiously interfered with Aeroflex’s non-disclosure agreements with two former Aeroflex employees. The jury also found that the former Aeroflex employees breached their non-disclosure agreements with Aeroflex. The Court conducted further hearings on the Company’s post-trial motions which sought to reduce the damages award of $2.8 million, as well as the punitive damages claim.  The Court denied the Company’s motions and awarded Aeroflex an additional $2.1 million of punitive damages. The Company has filed motions in January 2018 for the Court to reconsider the amount of damages on the grounds that they are duplicative and not legally supportable. The Court heard these motions and such motions were denied. The Company has filed for the appeal. The Company has posted a $2 million bond for the appeal. This $2 million bond amount will remain in place during the appeal process (See Note 13). The Company believes it has solid grounds to appeal this verdict, and believes it has submitted strong legal arguments to vacate the decision. The appeal process is expected to take at least another year to complete. However, the Company cannot predict the timing or the outcome of the appeal.

The Company’s common stock is now quoted on the OTCQB marketplace of the OTC markets with the symbol “TIKK”. Companies on the OTBQB must meet minimum reporting standards, pass a bid test, and must undergo annual verification.

During June 2019, Bank of America agreed to extend the Company’s line of credit until March 31, 2020. The new Loan Modification Agreement (the “Amended Loan Modification Agreement”) with the bank contains the following provisions:

1)	The Company to make an additional principal payment of $10,000 at closing.
2)	Borrowing base calculation tied to accounts receivable.
3)	The Amended Loan Modification Agreement expires March 31, 2020.
4)

Interest on any outstanding balances is payable monthly at an annual interest rate equal to the LIBOR (London Interbank Offered Rates) Daily Floating plus 3.75 percentage points. The Company’s interest rate was 5.77% at September 30, 2019.

5)	The line is collateralized by substantially all of the assets of the Company.
6)	The Company will make principal payments of $10,000 per month until March 31, 2020.
7)	The covenant for the debt service ratio is deleted.

At September 30, 2019, the Company’s backlog of orders was approximately $6.0 million as compared to $1.4 million at September 30, 2018. Historically, the Company obtains orders which are required to be filled in less than 12 months, and therefore, these anticipated orders are not reflected in the backlog. With the pending Mode 5 deadline at July 1, 2020, the Company expects the backlog and sales to increase over the next year.

Results of Operations

Sales

For the three months and six months ended September 30, 2019, net sales increased $1,689,227 (76.0%) and $3,181,475 (78.8%) to $3,912,168 and $7,218,630, respectively, as compared to $2,222,941 and $4,037,155 for the three and six months ended September 30, 2018, respectively. Avionics government sales increased $1,856,355 (144.6%) and $3,267,913 (137.5%) to $3,140,454 and $5,644,594 for the three and six months ended September 30, 2019, respectively, as compared to $1,284,099 and $2,376,681 for the three and six months ended September 30, 2018, respectively. The increase in sales is mostly attributed to the increase in shipment of our AN/USM-708 test set to Lockheed for the F-35 program, AN/USM-719 and TS-4530A Mode 5 test sets to the U.S. Government, as well as increased sales of our T-47/M5 Dual Crypto test set, mostly to the international market. Commercial sales decreased $167,128 (17.8%) and $86,438 (5.2%) to $771,714 and $1,574,036 for the three and six months ended September 30, 2019, respectively, as compared to $938,842 and $1,660,474 for the three and six months ended September 30, 2018, respectively. This decrease is attributed to the decrease in sales our TR-220 test and a slight decline in sales from our repair business. The commercial business is steady and changes are mainly the result of the timing of orders and parts availability.

Sales are expected to continue to increase primarily as a result penetration of the international market, and, in the future, increased commercial sales when we introduce our new lightweight, hand-held product (the “SDR/OMNI”) that we are planning to introduce in the spring of 2020.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued).

Results of Operations

Gross Margin

For the three and six months ended September 30, 2019, total gross margin increased $874,420 (87.5%) and $1,974,711 (133.4%) to $1,873,633 and $3,455,237, respectively, as compared to $999,213 and $1,480,526 for the three and six months ended September 30, 2018, respectively, primarily as a result of the increase in volume as well as the reduction in manufacturing overhead and an increase in manufacturing efficiencies. The gross margin percentage for the three months ended September 30, 2019 was 47.9% as compared to 45.0% for the three months ended September 30, 2018. The gross margin percentage for the six months ended September 30, 2019 was 47.9% as compared to 36.7% for the six months ended September 30, 2018. The higher gross margin percentage is attributable to an improved product mix as well as the reduction in manufacturing overhead as well as manufacturing efficiencies.

Operating Expenses

Selling, general and administrative expenses increased $69,752 (12.6%) and $115,698 (10.3%) to $625,163 and $1,237,634 for the three and six months ended September 30, 2019, respectively, as compared to $555,411 and $1,121,936 for the three and six months ended September 30, 2018, respectively. This increase is primarily attributed to the increase in accrued profit sharing expense and outside commissions offset partially by lower professional fees.

Litigation costs increased $55,705 and $26,941 to $91,553 and $102,060 for the three and six months ended September 30, 2019 as compared to $35,848 and $75,119 for the three and six months ended September 30, 2018. This increase is related to response to the plaintiff’s cross-appeal (see Notes 5 and 13 to Notes to the unaudited condensed consolidated financial statements).

Engineering, research and development expenses increased $22,359 (4.4%) and $30,139 (3.0%) to $525,739 and $1,050,842 for the three and six months ended September 30, 2019 as compared to $503,380 and $1,020,703 for the three and six months ended September 30, 2018. The Company continues to invest in the development of the Company’s hand-held product line utilizing CRAFT and TS-4530A technology, the enhanced remote client, and the incorporation of other product enhancements in existing designs.

Income (Loss) from Operations

As a result of the above, the Company recorded income from operations of $631,178 and $1,064,701 for the three and six months ended September 30, 2019 as compared to losses from operations of $95,426 and $737,232 for the three and six months ended September 30, 2018.

Other Income (Expense), Net

For the three months ended September 30, 2019, total other expense was $94,944, as compared to other expense of $95,984 for the three months ended September 30, 2018 primarily the result of the gain on the change in fair value of the common stock warrants and lower interest for the line of credit and the letter of credit offset mostly by higher interest related to the judgement. For the six months ended September 30, 2019, total other expense was $270,691, as compared to other expense of $200,251 for the six months ended September 30, 2018 primarily the result of the loss on the change in fair value of the common stock warrants and higher interest related to the judgement offset partially by lower interest for the line of credit and the letter of credit.

Income (Loss) before Income Taxes

As a result of the above, the Company recorded income before taxes of $536,234 and $794,010 for the three and six months ended September 30, 2019 as compared to losses before taxes of $191,410 and $937,483 for the three and six months ended September 30, 2018.

Income Taxes

For the three and six months ended September 30, 2019 and September 30, 2018, the Company recorded no income tax benefit as such amounts were offset by a valuation allowance. Currently, the Company is utilizing existing fully-reserved NOL’s to offset taxable income, thereby resulting in no income tax provision.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued).

Net Income (Loss)

As a result of the above, the Company recorded net income of $536,234 and $794,010 for the three and six months ended September 30, 2019 as compared to net losses of $191,410 and $937,483 for the three and six months ended September 30, 2018.

Liquidity and Capital Resources

At September 30, 2019, the Company had net working capital of $378,442 as compared to negative working capital of $152,993 at March 31, 2019. This change is primarily the result of the increase in cash and decrease in accounts payable and accrued expenses offset partially by the decrease in accounts receivable and increase in deferred revenues and operating lease liabilities.

These unaudited condensed consolidated financial statements have been prepared in conformity with GAAP, which contemplates continuation of the Company as a going concern.  As reflected in the accompanying balance sheet for the period ended September 30, 2019, the Company has recorded estimated damages to date of $5.5 million, including interest, as a result of a jury verdict associated with the Aeroflex litigation. The Company has filed for an appeal (see Note 13 to the unaudited condensed consolidated financial statements). In June 2019, Bank of America agreed to extend the Company’s line of credit until March 31, 2020 (see Note 8). While the Company’s operations and profitability have significantly improved, and the Company believes it has sufficient cash and financing in place to fund its plans for the next twelve months, exclusive of any determination that may result from the Aeroflex litigation, due in part to recent large orders it has received that has returned the Company to profitability, the Company may not have sufficient resources to satisfy the judgment if we are not successful in our appeal. We have no commitment from any party to provide additional working capital and there is no assurance that any funding will be available as required, or if available, that its terms will be favorable or acceptable to the Company. This factor raises doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued.

The Aeroflex litigation did not result in a favorable outcome for the Company, despite our belief that we committed no wrong doing. The jury found no misappropriation of Aeroflex trade secrets, but it did find that the Company tortiously interfered with a prospective business opportunity and awarded damages. The jury also ruled that Tel tortiously interfered with Aeroflex’s non-disclosure agreements with two former Aeroflex employees. The jury also found that the former Aeroflex employees breached their non-disclosure agreements with Aeroflex. The Court conducted further hearings on the Company’s post-trial motions which sought to reduce the damages award of $2.8 million, as well as the punitive damages claim.  The Court denied the Company’s motions and awarded Aeroflex an additional $2.1 million of punitive damages. The Company has filed motions in January 2018 for the Court to reconsider the amount of damages on the grounds that they are duplicative and not legally supportable. The Court heard these motions and such motions were denied. The Company has filed for the appeal. The Company has posted a $2 million bond for the appeal. This $2 million bond amount will remain in place during the appeal process (See Note 13). The Company believes it has solid grounds to appeal this verdict. The appeal process is expected to take at least another year to complete. However, the Company cannot predict the timing or the outcome of the appeal.

The unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

During the six months ended September 30, 2019, the Company’s cash balance (including the $2 million in restricted cash for the appeal) increased by $1,662,402 to $4,253,419.  The Company’s principal sources and uses of funds were as follows:

Cash provided operating activities. For the six months ended September 30, 2019, the Company provided $1,799,621 in cash for operations as compared to using $18,055 in cash for operations for the six months ended September 30, 2018.  This increase in cash used for operations is attributed to the improvement in operating income and the decrease in accounts receivable partially offset by an increase in inventories and a decrease in accounts payable and accrued expenses.

Cash used in investing activities.  For the six months ended September 30, 2019, the Company used $63,536 of its cash for investment activities, as compared to $-0- for the six months ended September 30, 2018 as a result of an increase in the purchase of capital equipment.

Cash used in financing activities. For the six months ended September 30, 2019, the Company used $73,683 in financing activities as compared to using $9,307 for the six months ended September 30, 2018. For the six months ended September 30, 2019, the Company received proceeds from short-swing profits from an investor, which did not occur in the current fiscal year which was partially offset by lower repayments of the line of credit.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued).

Liquidity and Capital Resources (continued)

During June 2019, Bank of America agreed to extend the Company’s line of credit until March 31, 2020. The new Loan Modification Agreement (the “Amended Loan Modification Agreement”) with the bank contains the following provisions:

1)	The Company to make an additional principal payment of $10,000 at closing.
2)	Borrowing base calculation tied to accounts receivable.
3)	The Amended Loan Modification Agreement expires March 31, 2020.
4)

Interest on any outstanding balances is payable monthly at an annual interest rate equal to the LIBOR (London Interbank Offered Rates) Daily Floating plus 3.75 percentage points. The Company’s interest rate was 5.77% at September 30,, 2019.

5)	The line is collateralized by substantially all of the assets of the Company.
6)	The Company will make principal payments of $10,000 per month until March 31, 2020.
7)	The covenant for the debt service ratio is deleted.

Currently, the Company has no material future capital expenditure requirements.

There was no significant impact on the Company’s operations as a result of inflation for the six months ended September 30, 2019.

These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2019, filed with the SEC on July 1, 2019 (the “Annual Report”).

Off-Balance Sheet Arrangements

As of September 30, 2019, the Company had no off-balance sheet arrangements.

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

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

The Aeroflex litigation (see Note 13 to the unaudited condensed consolidated financial statements) did not result in a favorable outcome for the Company, despite our belief that we committed no wrong doing. The jury found no misappropriation of Aeroflex trade secrets, but it did find that the Company tortiously interfered with a prospective business opportunity and awarded damages. The jury also ruled that Tel tortiously interfered with Aeroflex’s non-disclosure agreements with two former Aeroflex employees. The jury also found that the former Aeroflex employees breached their non-disclosure agreements with Aeroflex. The Court conducted further hearings on the Company’s post-trial motions which sought to reduce the damages award of $2.8 million, as well as the punitive damages claim.  The Court denied the Company’s motions and awarded Aeroflex an additional $2.1 million of punitive damages. The Company has filed motions in January 2018 for the Court to reconsider the amount of damages on the grounds that they are duplicative and not legally supportable. The Court heard these motions and such motions were denied. The Company has filed for the appeal. The Company has posted a $2 million bond for the appeal. This $2 million bond amount will remain in place during the appeal process (See Note 13). The Company believes it has solid grounds to appeal this verdict, and believes it has submitted strong legal arguments to vacate the decision. The appeal process is expected to take at least one year to complete. However, the Company cannot predict the timing or the outcome of the appeal.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company’s equity securities during the quarter ended September 30, 2019.

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

TEL-INSTRUMENT ELECTRONICS CORP.

Date: November 13, 2019	By:	/s/ Jeffrey C. O’Hara
Name: Jeffrey C. O’Hara
Title: Chief Executive Officer Principal Executive Officer

Date: November 13, 2019	By:	/s/ Joseph P. Macaluso
Name: Joseph P. Macaluso
Title: Principal Financial Officer Principal Accounting Officer