Form 10-Q
period 2019-12-31
TEL INSTRUMENT ELECTRONICS CORP
filed 2020-02-13
CIK 96885

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2019

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

As of February 10, 2020, there were 3,255,887 shares outstanding of the registrant’s common stock.

TEL-INSTRUMENT ELECTRONICS CORP.

PART I – FINANCIAL INFORMATION

Item 1.  Unaudited Condensed Consolidated Financial Statements.

TEL-INSTRUMENT ELECTRONICS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2019	March 31, 2019
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$1,667,364	$585,856
Accounts receivable, net	2,812,739	2,196,099
Inventories, net	3,070,529	2,932,632
Restricted cash to support appeal bond	2,007,546	2,004,871
Prepaid expenses and other current assets	362,226	275,230
Total current assets	9,920,404	7,994,688

Equipment and leasehold improvements, net	262,708	236,370
Operating lease right-of-use assets	358,379	-
Deferred tax asset, net	63,500	63,500
Other long-term assets	35,109	35,109
Total assets	$10,640,100	$8,329,667

LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Line of credit	$710,000	$800,000
Finance lease obligations – current portion	1,935	6,885
Operating lease liabilities – current portion	211,471	-
Accounts payable and accrued liabilities	1,328,443	1,493,793
Deferred revenues – current portion	200,014	97,122
Accrued legal damages	5,570,846	5,312,085
Warrant liability	-	43,500
Accrued payroll, vacation pay and payroll taxes	487,887	394,296
Total current liabilities	8,510,596	8,147,681

Operating lease liabilities – long-term	146,908	-
Deferred revenues – long-term	347,299	264,669
Total liabilities	9,004,803	8,412,350

Commitments and contingencies

Stockholders’ equity (deficit):
Preferred stock, 1,000,000 shares authorized, par value $0.10 per share
Preferred stock, 500,000 shares 8% Cumulative Series A Convertible Preferred issued and outstanding, par value $0.10 per share	3,455,998	3,275,998
Preferred stock, 166,667 shares 8% Cumulative Series B Convertible Preferred issued and outstanding, par value $0.10 per share	1,067,367	1,007,367
Common stock, 7,000,000 shares authorized, par value $0.10 per share, 3,255,887 shares issued and outstanding, respectively	325,586	325,586
Paid-in capital in excess of par value, common stock	7,691,348	7,914,955
Accumulated deficit	(10,905,002)	(12,606,589)
Total stockholders’ equity (deficit)	1,635,297	(82,683)
Total liabilities and stockholders’ equity (deficit)	$10,640,100	$8,329,667

See accompanying notes to unaudited condensed consolidated financial statements.

TEL-INSTRUMENT ELECTRONICS CORP.

 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018

Net sales	$4,733,135	$3,975,736	$11,951,765	$8,012,891
Cost of sales	2,520,653	2,006,132	6,284,046	4,562,761

Gross margin	2,212,482	1,969,604	5,667,719	3,450,130

Operating expenses:
Selling, general and administrative	609,394	530,180	1,847,028	1,652,116
Litigation expenses	16,830	59,680	118,890	134,799
Engineering, research and development	580,517	622,082	1,631,359	1,642,785
Total operating expenses	1,206,741	1,211,942	3,597,277	3,429,700

Income from operations	1,005,741	757,662	2,070,442	20,430

Other income (expense):
Interest income	2,065	1,010	4,083	3,017
Change in fair value of common stock warrants	-	(23,000)	(73,000)	(23,000)
Interest expense - judgment	(84,715)	(72,003)	(255,821)	(215,226)
Interest expense	(15,514)	(24,216)	(44,117)	(83,251)
Total other expense	(98,164)	(118,209)	(368,855)	(318,460)

Income (loss) before income taxes	907,577	639,453	1,701,587	(298,030)

Income tax expense	-	-	-	-

Net income (loss)	907,577	639,453	1,701,587	(298,030)

Deemed dividend related to beneficial conversion feature of Series B Convertible Preferred Stock	-	(420,000)	-	(420,000)
Preferred stock dividends	(80,000)	(112,807)	(240,000)	(232,807)

Net income (loss) attributable to common shareholders	$827,577	$106,646	$1,461,587	$(950,837)

Basic income (loss) per common share	$0.25	$0.03	$0.45	$(0.29)
Diluted income (loss) per common share	$0.18	$0.03	$0.35	$(0.29)

Weighted average shares outstanding:
Basic	3,255,887	3,255,887	3,255,887	3,255,887
Diluted	4,975,665	3,255,887	4,824,652	3,255,887

See accompanying notes to unaudited condensed consolidated financial statements.

TEL-INSTRUMENT ELECTRONICS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the Three Months Ended December 31, 2019 and 2018

(Unaudited)

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock
	# of Shares Issued	Amount	# of Shares Issued	Amount	# of Shares Issued	Amount	Additional Paid-In Capital	Accumulated Deficit	Total
Balances at October 1, 2019	500,000	$3,395,998	166,667	$1,047,367	3,255,887	$325,586	$7,766,072	$(11,812,579)	$722,444
8% Dividends on Preferred Stock	-	60,000	-	20,000	-	-	(80,000)	-	-
Stock-based compensation	-	-	-	-	-	-	5,276	-	5,276
Net income	-	-	-	-	-	-	-	907,577	907,577
Balances at December 31, 2019	500,000	$3,455,998	166,667	$1,067,367	3,255,887	$325,586	$7,691,348	$(10,905,002)	$1,635,297

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock
	# of Shares Issued	Amount	# of Shares Issued	Amount	# of Shares Issued	Amount	Additional Paid-In Capital	Accumulated Deficit	Total
Balances at October 1, 2018	500,000	$3,155,998	-	$-	3,255,887	$325,586	$8,096,327	$(13,747,110)	$(2,169,199)
8% Dividends on Preferred Stock	-	60,000	-	19,111	-	-	(79,111)	-	-
Issuance of Series B Preferred Stock, net of expenses	-	-	166,667	987,925	-	-	-	-	987,925
Expenses related to short-swing profits from an investor	-	-	--	-	-	-	(12,793)	-	(12,793)
Stock-based compensation	-	-	-	-	-	-	5,420	-	5,420
Net income	-	-	-	-	-	-	-	639,453	639,453
Balances at December 31, 2018	500,000	$3,215,998	166,667	$1,007,036	3,255,887	$325,586	$8,009,843	$(13,107,657)	$(549,194)

See accompanying notes to unaudited condensed consolidated financial statements.

TEL-INSTRUMENT ELECTRONICS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the Nine Months Ended December 31, 2019 and 2018

(Unaudited)

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock
	# of Shares Issued	Amount	# of Shares Issued	Amount	# of Shares Issued	Amount	Additional Paid-In Capital	Accumulated Deficit	Total
Balances at April 1, 2019	500,000	$3,275,998	166,667	$1,007,367	3,255,887	$325,586	$7,914,955	$(12,606,589)	$(82,683)
8% Dividends on Preferred Stock	-	180,000	-	60,000	-	-	(240,000)	-	-
Stock-based compensation	-	-	-	-	-	-	16,393	-	16,393
Net income	-	-	-	-	-	-	-	1,701,587	1,701,587
Balances at December 31, 2019	500,000	$3,455,998	166,667	$1,067,367	3,255,887	$325,586	$7,691,348	$(10,905,002)	$1,635,297

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock
	# of Shares Issued	Amount	# of Shares Issued	Amount	# of Shares Issued	Amount	Additional Paid-In Capital	Accumulated Deficit	Total
Balances at April 1, 2018	500,000	$3,035,998	-	$-	3,255,887	$325,586	$8,046,975	$(12,809,627)	$(1,401,068)
8% Dividends on Preferred Stock	-	180,000	-	19,111	-	-	(199,111)	-	-
Issuance of Series B Preferred Stock, net of expenses	-	-	166,667	987,925	-	-	-	-	987,925
Proceeds from short-swing profits from an investor, net	-	-	-	-	-	-	143,382	-	143,382
Stock-based compensation	-	-	-	-	-	-	18,597	-	18,597
Net loss	-	-	-	-	-	-	-	(298,030)	(298,030)
Balances at December 31, 2018	500,000	$3,215,998	166,667	$1,007,036	3,255,887	$325,586	$8,009,843	$(13,107,657)	$(549,194)

See accompanying notes to unaudited condensed consolidated financial statements.

TEL-INSTRUMENT ELECTRONICS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	December 31, 2019	December 31, 2018

Cash flows from operating activities:
Net income (loss)	$1,701,587	$(298,030)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	74,353	52,615
Amortization of right of use assets	150,783	-
Provision for inventory obsolescence	57,000	55,000
Change in fair value of common stock warrant	73,000	23,000
Non-cash stock-based compensation	16,393	18,597

Changes in assets and liabilities:
Increase in accounts receivable	(616,640)	(1,176,461)
(Increase) decrease in inventories	(193,247)	1,120,658
(Increase) in prepaid expenses & other assets	(86,996)	(92,644)
Decrease in accounts payable and accrued liabilities	(165,350)	(783,601)
Increase (decrease) in accrued payroll, vacation pay and payroll taxes	93,591	(132,288)
Increase (decrease) in deferred revenues	185,522	(31,353)
Decrease in operating lease liabilities	(150,783)	-
Increase in accrued legal damages	258,761	156,657
Net cash provided by (used in) operating activities	1,397,974	(1,087,850)

Cash flows from investing activities:
Purchases of equipment	(102,341)	-
Net cash used in investing activities	(102,341)	-

Cash flows from financing activities:
Repayment of long-term debt	-	(2,124)
Repayment of line of credit	(90,000)	(180,000)
Payment of warrant liability	(116,500)	-
Proceeds from issuance of preferred stock, net of expenses	-	987,925
Proceeds from short-swing profits from an investor	-	143,382
Repayment of finance lease obligations	(4,950)	(5,097)
Net cash (used in) provided by financing activities	(211,450)	944,086

Net increase (decrease) in cash, cash equivalents and restricted cash	1,084,183	(143,764)
Cash, cash equivalents and restricted cash at beginning of period	2,590,727	2,308,678
Cash, cash equivalents and restricted cash at end of period	$3,674,910	$2,164,914

End of period
Cash and cash equivalents	$1,667,364	$161,031
Restricted cash	2,007,546	2,003,883
	$3,674,910	$2,164,914
Beginning of period
Cash and cash equivalents	$585,856	$307,812
Restricted cash	2,004,871	2,000,866
	$2,590,727	$2,308,678

Supplemental cash flow information:
Taxes paid	$-	$-
Interest paid	$35,080	$41,475

Supplemental disclosure of non-cash financing activities:

Upon adoption of ASC 842, Leases, on April 1, 2019 the Company recorded $508,551 of right-of-use assets and related operating leases liabilities.

See accompanying notes to unaudited condensed consolidated financial statements.

TEL-INSTRUMENT ELECTRONICS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of Tel-Instrument Electronics Corp. (the “Company” or “TIC” or “Tel”) as of December 31, 2019, the results of operations and changes in stockholders’ equity (deficit) for the three and nine months ended December 31, 2019 and December 31, 2018, and statements of cash flows for the nine months ended December 31, 2019 and December 31, 2018.  These results are not necessarily indicative of the results to be expected for the full year.  The unaudited condensed consolidated financial statements have been prepared in accordance with the requirements of Form 10-Q and consequently do not include disclosures normally made in an Annual Report on Form 10-K.  The March 31, 2019 balance sheet included herein was derived from the audited financial statements included in the Company’s Annual Report on Form 10-K as of that date.  Accordingly, the unaudited condensed consolidated financial statements included herein should be reviewed in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2019, as filed with the United States Securities and Exchange Commission (the “SEC”) on July 1, 2019 (the “Annual Report”).

Note 2 – Liquidity and Going Concern

The Aeroflex litigation (see Note 13 to the unaudited condensed consolidated financial statements) did not result in a favorable outcome for the Company, despite our belief that we committed no wrong doing. These unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles (“GAAP”), which contemplates continuation of the Company as a going concern.  As reflected in the accompanying unaudited condensed consolidated balance sheet at December 31, 2019, the Company has recorded estimated damages to date of approximately $5.6 million, including interest, as a result of a jury verdict associated with the Aeroflex litigation. The Company has filed for an appeal (see Note 13). In June 2019, Bank of America agreed to extend the Company’s line of credit until March 31, 2020 (see Note 8). In February 2020, Bank of America agreed to extend the line of credit from March 31, 2020 to January 31, 2021. The new agreement includes open availability up to $689,700. Monthly payments will be interest only. While the Company’s operations and profitability have significantly improved, and the Company believes it has sufficient cash and financing in place to fund its plans for the next twelve months, exclusive of any determination that may result from the Aeroflex litigation, due in part to recent large orders it has received that has returned the Company to profitability. The Company may not have sufficient resources to satisfy the judgment if we are not successful in our appeal. We have no commitment from any party to provide additional working capital and there is no assurance that any funding will be available as required, or if available, that its terms will be favorable or acceptable to the Company. This factor raises substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued.

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

TEL-INSTRUMENT ELECTRONICS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 3 – Summary of Significant Accounting Policies

Revenue Recognition

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers: Topic 606 which supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of Topic 606 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The ASU defines a five-step process to achieve the core principal and, in doing so, it is possible more judgement and estimates may be required within the revenue recognition process than are currently in use. The ASU was effective for the Company in the first quarter of the fiscal year ended March 31, 2019 using either of two methods: (1) retrospective application to each prior reporting period presented with the option to elect certain practical expedients or (2) retrospective application with the cumulative effect of initially applying the ASU recognized at the date of the initial application and providing certain disclosures. The Company adopted Topic 606 pursuant to the method (2) and determined that any cumulative effect for the initial application did not require an adjustment to retained earnings at April 1, 2018.

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

When determining the transaction price of a contract, an adjustment is made if payment from the customer occurs either significantly before or significantly after performance, resulting in a significant financing component. Applying the practical expedient in paragraph 606-10-32-18, the Company does not assess whether a significant financing component exists if the period between when the Company performs its obligations under the contract and when the customer pays is one year or less. None of the Company’s contracts contained a significant financing component as of December 31, 2019.

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

Extended Warranties

The extended warranties sold by the Company provide a level of assurance beyond the coverage for defects that existed at the time of a sale or against certain types of covered damage with coverage terms generally ranging from 5 to 7 years. Amounts received for warranties are recorded as deferred revenue and recognized as revenue ratably over the respective term of the agreements. As of December 31, 2019, approximately $435,694 is expected to be recognized from remaining performance obligations for extended warranties as compared to $349,865 at March 31, 2019.  For the three and nine months ended December 31, 2019, the Company recognized revenue of $22,431 and $63,171, respectively, from amounts that were included in Deferred Revenue as compared to $13,635 and $33,255 for the three and nine months ended December 31, 2018.

The following table provides a summary of the changes in deferred revenues for the nine ended December 31, 2019:

Deferred revenues at April 1, 2019	$349,865
Additional extended warranties	149,000
Revenue recognized for the nine months ended December 31, 2019	(63,171)
Deferred revenues at December 31, 2019	$435,694

Other Deferred Revenues

The Company sometimes receives payments in advance of shipment. These amounts are classified as other deferred revenues. For the periods ended December 31, 2019 and March 31, 2019, the Company has other deferred revenues of $111,619 and $11,926, respectively.

Repair and Calibration Services

The Company offers repair and calibration services for units that are returned for annual calibrations and/or for repairs after the warranty period has expired. The Company repairs and calibrates a wide range of airborne navigation and communication equipment. Revenue is recognized at the time the repaired or calibrated unit is shipped back to the customer, as it is at this time that the work is completed.

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

The Company chose to apply the available practical expedient as commission eligible sales orders are fulfilled within less than one year and commissions are generally paid by the Company within 30 days of the related sales order fulfillment. Accordingly, management has determined that no change in accounting for costs to obtain a contract will be required for the Company to conform to ASC 606.

Disaggregation of revenue

In the following tables, revenue is disaggregated by revenue category.

	For the Three Months Ended December 31, 2019
	Commercial	Government
Sales Distribution
Test Units	$271,230	$3,919,604
	$271,230	$3,919,604

The remainder of our revenues for the three months ended December 31, 2019 are derived from repairs and calibration of $368,722, replacement parts of $151,065 and extended warranties of $22,514. We do not disaggregate these revenue streams as they are not deemed an important element related to how management operates the business between segments.

	For the Three Months Ended December 31, 2018
	Commercial	Government
Sales Distribution
Test Units	$46,631	$3,484,380
	$46,631	$3,484,830

The remainder of our revenues for the three months ended December 31, 2018 are derived from repairs and calibration of $366,563, replacement parts of $64,527 and extended warranties of $13,635. We do not disaggregate these revenue streams as they are not deemed an important element related to how management operates the business between segments.

TEL-INSTRUMENT ELECTRONICS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 3 – Summary of Significant Accounting Policies (continued)

Revenue Recognition (continued)

	For the Nine Months Ended December 31, 2019
	Commercial	Government
Sales Distribution
Test Units	$782,283	$9,531,198
	$782,283	$9,531,198

The remainder of our revenues for the nine months ended December 31, 2019 are derived from repairs and calibration of $1,265,978, replacement parts of $309,135 and extended warranties of $63,171. We do not disaggregate these revenue streams as they are not deemed an important element related to how management operates the business between segments.

	For the Nine Months Ended December 31, 2018
	Commercial	Government
Sales Distribution
Test Units	$642,855	$5,861,061
	$642,855	$5,861,061

The remainder of our revenues for the nine months ended December 31, 2018 are derived from repairs and calibration of $1,285,839, replacement parts of $189,881 and extended warranties of $33,255. We do not disaggregate these revenue streams as they are not deemed an important element related to how management operates the business between segments.

In the following table, revenue is disaggregated by geography.

	For the Three Months Ended December 31, 2019	For the Three Months Ended December 31, 2018
Geography
United States	$2,070,339	$3,085,283
International	2,662,796	890,453
Total	$4,733,135	$3,975,736

	For the Nine Months Ended December 31, 2019	For the Nine Months Ended December 31, 2018
Geography
United States	$7,403,229	$6,347,050
International	4,548,536	1,665,841
Total	$11,951,765	$8,012,891

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

At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on the circumstances present. Leases with a term greater than one year are recognized on the balance sheet as right-of-use assets, lease liabilities, and, if applicable, long-term lease liabilities. Lease liabilities and the corresponding right-of-use assets are recorded based on the present values of lease payments over the lease terms. The interest rate implicit in lease contracts is typically not readily determinable. As such, the Company utilizes the appropriate incremental borrowing rates, which are the rates that would be incurred to borrow on a collateralized basis, over similar terms, amounts equal to the lease payments in a similar economic environment. At adoption, the Company recognized additional operating lease liabilities of $508,551 with corresponding ROU assets of the same amount based on the present value of the remaining minimum rental payments under current leasing standards for existing operating leases. The Company used 6.25%. ASU 2016-02 did not have an impact on our unaudited condensed consolidated statements of income for the nine month period ended December 31, 2019, but had a significant impact on our unaudited consolidated condensed balance sheet as of December 31, 2019.

No other recently issued accounting pronouncements had or are expected to have a material impact on the Company’s unaudited condensed consolidated financial statements.

TEL-INSTRUMENT ELECTRONICS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 4 – Accounts Receivable, net

The following table sets forth the components of accounts receivable:

	December 31, 2019	March 31, 2019
Government	$2,531,909	$1,951,729
Commercial	288,330	251,870
Less: Allowance for doubtful accounts	(7,500)	(7,500)
	$2,812,739	$2,196,099

Note 5 – Restricted Cash to support appeal bond

In January 2018, the Company transferred $2,000,000 to a restricted cash account to secure a letter of credit which was used for collateral for the appeal bond (See Note 13).

Note 6 – Inventories, net

Inventories consist of:

	December 31, 2019	March 31, 2019

Purchased parts	$2,548,252	$2,709,235
Work-in-process	967,462	721,397
Finished goods	109,815	-
Less: Inventory reserve	(555,000)	(498,000)
	$3,070,529	$2,932,632

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

TEL-INSTRUMENT ELECTRONICS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 7 – Net Income (Loss) per Share (continued)

	Three Months Ended	Three Months Ended
	December 31, 2019	December 31, 2018
Basic net income per share computation:
Net income	$907,577	$639,453
Deemed dividend related to beneficial conversion feature of Series B Convertible Preferred Stock	-	(420,000)
Preferred dividends	(80,000)	(112,807)
Net income attributable to common shareholders	$827,577	$106,646
Weighted-average common shares outstanding	3,255,887	3,255,887
Basic net income per share	$0.25	$0.03
Diluted net income per share computation
Net income attributable to common shareholders	$827,577	$106,646
Add: Preferred dividends	80,000	-
Diluted income attributable to common shareholders	$907,577	$106,646
Weighted-average common shares outstanding	3,255,887	3,255,887
Incremental shares attributable to the assumed conversion of preferred stock, and exercise of outstanding stock options and warrants	1,719,778	-
Total adjusted weighted-average shares	4,975,665	3,255,887
Diluted net income (loss) per share	$0.18	$0.03

	Nine Months Ended	Nine Months Ended
	December 31, 2019	December 31, 2018
Basic net income (loss) per share computation:
Net income (loss)	$1,701,587	$(298,030)
Deemed dividend related to beneficial conversion feature of Series B Convertible Preferred Stock	-	(420,000)
Preferred dividends	(240,000)	(232,807)
Net income (loss) attributable to common shareholders	$1,461,587	$(950,837)
Weighted-average common shares outstanding	3,255,887	3,255,887
Basic net income (loss) per share	$0.45	$(0.29)
Diluted net income (loss) per share computation
Net income (loss) attributable to common shareholders	$1,461,587	$(950,837)
Add: Preferred dividends	240,000	-
Diluted income (loss) attributable to common shareholders	$1,701,587	$(950,837)
Weighted-average common shares outstanding	3,255,887	3,255,887
Incremental shares attributable to the assumed conversion of preferred stock, and exercise of outstanding stock options and warrants	1,568,765	-
Total adjusted weighted-average shares	4,824,652	3,255,887
Diluted net income (loss) per share	$0.35	$(0.29)

TEL-INSTRUMENT ELECTRONICS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 7 – Net Income (Loss) per Share (continued)

The following table summarizes securities that, if exercised, would have an anti-dilutive effect on earnings per share for the nine months ended:

	December 31, 2019	December 31, 2018
Convertible preferred stock	-	1,599,778
Stock options	118,500	42,500
Warrants	-	50,000
	118,500	1,692,278

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

During the nine months ended December 31, 2019 the Company repaid $90,000 against this line of credit. As of December 31, 2019 and March 31, 2019, the outstanding balances were $710,000 and $800,000, respectively.  As of December 31, 2019 the remaining availability under this line is $-0-.

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
4)

Interest on any outstanding balances is payable monthly at an annual interest rate equal to the LIBOR (London Interbank Offered Rates) Daily Floating plus 3.75 percentage points. The Company’s interest rate was 5.49% at December 31, 2019.

5)	The line is collateralized by substantially all of the assets of the Company.
6)	The Company will make principal payments of $10,000 per month until March 31, 2020.
7)

The covenant for the debt service ratio is deleted.

In February 2020, Bank of America agreed to extend the line of credit from March 31, 2020 to January 31, 2021. The new agreement includes open availability up to $689,700. Monthly payments will be interest only.

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

Management evaluates the performance of its segments and allocates resources to them based on gross margin. The Company’s general and administrative costs and sales and marketing expenses, and engineering costs are not segment specific. As a result, all operating expenses are not managed on a segment basis.  Net interest includes expenses on debt and income earned on cash balances, both maintained at the corporate level. The tables below present information about reportable segments within the avionics business for the three and nine month periods ending December 31, 2019 and 2018:

Three Months Ended December 31, 2019	Avionics Government	Avionics Commercial	Avionics Total	Corporate Items	Total
Net sales	$3,919,605	$813,530	$4,733,135	$-	$4,733,135
Cost of sales	2,089,563	431,090	2,520,653	-	2,520,653
Gross margin	1,830,042	382,440	2,212,482	-	2,212,482

Engineering, research, and development			580,517	-	580,517
Selling, general and administrative			195,151	414,243	609,394
Litigation costs			-	16,830	16,830
Interest income			-	(2,065)	(2,065)
Interest expense - judgment			-	84,715	84,715
Interest expense			-	15,514	15,514
Total expenses			775,668	529,237	1,304,905
Income (loss) before income taxes			$1,436,814	$(529,237)	$907,577

Three Months Ended December 31, 2018	Avionics Government	Avionics Commercial	Avionics Total	Corporate Items	Total
Net sales	$3,484,380	$491,356	$3,975,736	$-	$3,975,736
Cost of sales	1,735,573	270,559	2,006,132	-	2,006,132
Gross margin	1,748,807	220,797	1,969,604	-	1,969,604

Engineering, research, and development			622,082	-	622,082
Selling, general and administrative			228,107	302,073	530,180
Litigation costs			-	59,680	59,680
Change in fair value of common stock warrants			-	23,000	23,000
Interest income			-	(1,010)	(1,010)
Interest expense - judgment			-	72,003	72,003
Interest expense			-	24,216	24,216
Total expenses			850,189	479,962	1,330,151
Income (loss) before income taxes			$1,119,415	$(479,962)	$639,453

TEL-INSTRUMENT ELECTRONICS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 9 – Segment Information (continued)

Nine Months Ended December 31, 2019	Avionics Government	Avionics Commercial	Avionics Total	Corporate Items	Total
Net sales	$9,564,199	$2,387,566	$11,951,765	$-	$11,951,765
Cost of sales	4,958,219	1,325,827	6,284,046	-	6,284,046
Gross margin	4,605,980	1,061,739	5,667,719	-	5,667,719

Engineering, research, and development			1,631,359	-	1,631,359
Selling, general and administrative			707,755	1,139,273	1,847,028
Litigation costs			-	118,890	118,890
Change in fair value of common stock warrants			-	73,000	73,000
Interest income			-	(4,083)	(4,083)
Interest expense - judgment			-	255,821	255,821
Interest expense			-	44,117	44,117
Total expenses			2,339,114	1,627,018	3,966,132
Income (loss) before income taxes			$3,328,605	$(1,627,018)	$1,701,587

Nine Months Ended December 31, 2018	Avionics Government	Avionics Commercial	Avionics Total	Corporate Items	Total
Net sales	$5,861,061	$2,151,830	$8,012,891	$-	$8,012,891
Cost of sales	3,211,417	1,351,344	4,562,761	-	4,562,761
Gross margin	2,649,644	800,486	3,450,130	-	3,450,130

Engineering, research, and development			1,642,785	-	1,642,785
Selling, general and administrative			639,414	1,012,702	1,652,116
Litigation costs			-	134,799	134,799
Change in fair value of common stock warrants			-	23,000	23,000
Interest income			-	(3,017)	(3,017)
Interest expense - judgment			-	215,226	215,226
Interest expense			-	83,251	83,251
Total expenses			2,282,199	1,465,961	3,748,160
Income (loss) before income taxes			$1,167,931	$(1,465,961)	$(298,030)

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

The tax effect of temporary differences, primarily net operating loss carryforwards, asset reserves and accrued liabilities, gave rise to the Company’s deferred tax asset.  Deferred income taxes are recognized for the tax consequence of such temporary differences at the enacted tax rate expected to be in effect when the differences reverse.  The Company had approximately $3.2 million in deferred tax assets at March 31, 2019, and the Company has provided a valuation allowance that offsets the majority of the asset. The inability to obtain new profitable contracts or the failure of the Company’s engineering development efforts could reduce estimates of future profitability, which could affect the Company’s ability to realize the deferred tax assets. Due to the adverse judgment and the resulting losses the past few years, management has established a valuation allowance against this deferred tax asset. This valuation allowance could be reversed when the Company returns to profitability, and can demonstrate that it will be able to utilize the deferred tax asset. The valuation will be re-evaluated as the Company continues to be profitable and will be utilizing a certain portion of its deferred tax asset. Currently, the Company is utilizing existing fully-reserved NOL’s to offset taxable income, thereby resulting in no income tax provision.

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as of December 31, 2019 and March 31, 2019.  As required by ASC 820-10, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

TEL-INSTRUMENT ELECTRONICS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 11 – Fair Value Measurements (continued)

The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

December 31, 2019	Level I	Level II	Level III	Total
Total Assets	$-	$-	$-	$-

Warrant liability	$-	$-	$-	$-
Total Liabilities	$-	$-	$-	$-

March 31, 2019	Level I	Level II	Level III	Total
Total Assets	$-	$-	$-	$-

Warrant liability	$-	$-	$43,500	$43,500
Total Liabilities	$-	$-	$43,500	$43,500

The Company adopted the guidance of ASC 815 “Derivative and Hedging”, which requires that we mark the value of our warrant liability to market and recognize the change in valuation in our statement of operations each reporting period. Determining the warrant liability to be recorded requires us to develop estimates to be used in calculating the fair value of the warrant.

The following table provides a summary of the changes in fair value of our Level 3 financial liabilities from March 31, 2019 through December 31, 2019, as well as the portion of gains or losses included in income attributable to unrealized gains or losses related to the liability held at December 31, 2019:

Level 3 Reconciliation	Balance at beginning of period	(Gains) and losses for the period (realized and unrealized)	Purchases, issuances, sales and settlements, net	Transfers in or out of Level 3	Balance at the end of period
Warrant liability	$43,500	$73,000	$(116,500)	$-	$-
Total Liabilities	$43,500	$73,000	$(116,500)	$-	$-

The Company had warrants with an outside investor to purchase 50,000 shares of the Company’s common stock at an exercise price of $3.35 per share or exercising the “put option” to the Company.  The warrant liability of the 50,000 warrants was $43,500 at March 31, 2019. These warrants must be converted at a purchase price of $3.35 per share or the cash put option must be exercised by September 10, 2019. On September 3, 2019, the holder of the warrant informed the Company that it has elected to exercise its “put option”, thereby requiring the Company to purchase the warrants held by holder. Total warrants were to purchase a total of 50,000 shares of the Company’s common stock.

The value of the warrants for the 50,000 shares of the Company’s common stock at the time of exercise was $116,500, and the Company paid this amount using cash from operations in October 2019, thereby extinguishing the warrant liability.

At December 31, 2019, the warrant liability was $-0-.

The holder had the right, exercisable at any time, in writing (the “Warrant Put Notice”, to cause the Company, subject to the terms and conditions herein, to purchase from the holder all, or any portion, of the warrant for the warrant put repurchase price (the “Repurchase Price”). The Repurchase Price is the greater of 1) Adjusted EBITDA (as defined below) per share as of the date of the Warrant Put Notice, less $0.01, multiplied by the number of warrants or 2) the product of the current market price per share as of the date of the Warrant Put Notice, less the purchase price of the warrant or warrants, multiplied by the number of warrants, if this amount is higher. “Adjusted EBITDA” means EBITDA, multiplied by 5, plus cash and cash equivalents less unpaid debt divided by the number of shares outstanding on a fully diluted basis.

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

The Company's leases generally do not provide an implicit rate, and therefore the Company uses its incremental borrowing rate as the discount rate when measuring operating lease liabilities. The incremental borrowing rate represents an estimate of the interest rate the Company would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of a lease. The Company used incremental borrowing rates as of April 1, 2019 for operating leases that commenced prior to that date. The Company estimated its incremental borrowing rate based on its credit quality, line of credit agreement and by comparing interest rates available in the market for similar borrowings. The Company used a discount rate of 6.25% at December 31, 2019.

The following table reconciles the undiscounted future minimum lease payments (displayed by year and in the aggregate) under non-cancelable operating leases with terms of more than one year to the total lease liabilities recognized on the unaudited condensed consolidated balance sheet as of December 31, 2019:

Remaining payments 2020	$56,970
2021	227,880
2022	93,381
Total undiscounted future minimum lease payments	378,231
Less: Difference between undiscounted lease payments and discounted lease liabilities	(19,852)
Present value of net minimum lease payments	358,379
Less current portion	(211,471)
Operating lease liabilities – long-term	$146,908

Total rent expense for the three and nine months ended December 31, 2019 was $97,664 and $269,282 as compared to $84,861 and $265,788 for the three and nine months ended December 31, 2018.

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

On May 23, 2016, the Company filed a motion for summary judgment based on Aeroflex’s lack of jurisdictional standing to bring the case. The motion asserts that Aeroflex does not own the intellectual property at issue since it is a bare licensee of Northrop Grumman. Northrop Grumman has declined to join this suit as plaintiff. The motion asserted Aeroflex lacks standing to sue alone. Also, the motion raises the fact that Aeroflex allowed the license to expire, Aeroflex’s claims are either moot or Aeroflex lacks standing to sue for damages alleged to have accrued after the license ended in 2011. The motion for summary judgment was denied.

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

Note 14 – Subsequent Event

In February 2020, Bank of America agreed to extend the line of credit from March 31, 2020 to January 31, 2021. The new agreement includes open availability up to $689,700. Monthly payments will be interest only (see Note 8).

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

Overview

The Company reported net income of $1,701,587 for the nine months ended December 31, 2019 and sales of $11,951,765 as compared to a net loss of $298,030 and sales of $8,012,891 for the same nine month period in the prior fiscal year. This turnaround is the result of the increased shipments of our CRAFT products, especially for Lockheed Martin for the Joint Strike Fighter (“JSF”) program, increased international business for our Mode 5 test sets, including our T-47/M5, which has received AIMS (Air Traffic Control Radar Beacon System, Identification Friend or Foe, Mark XII/Mark XIIA, Systems) approval, the T-4530i and the TS-4530A. As previously reported, the Company has received a $4.3 million order for Mode 5 test sets from the U.S. military. In August 2018, we also reported that the German government had notified our U.K. distributor of its intent to award a multi-year, multi-million dollar contract. In February 2019, the Company received an initial purchase order totaling $520,000 from its European Distributor, Muirhead Avionics (“Muirhead”) for Mode 5 test sets from the contract awarded by the German military. In August 2019, we reported the receipt of a follow-on purchase order totaling $1.48 million from Muirhead for Mode 5 test sets from the contract awarded by the German military. This order is part of a seven-year procurement contract with anticipated orders estimated at $3.5 million. In July 2019, the Company shipped $450,000 of Mode 5 test sets to the German government. During the current quarter we shipped approximately $1.2 million of our T-4530i to the German military through our European distributor.

The units for Lockheed Martin will be used for the Joint Strike Fighter (“JSF”) program, and we believe this program will generate significant CRAFT orders as this program ramps up limited rate production. The Company had already received orders from Lockheed Martin for the AN/USM-708 units, for the JSF Program, totaling over $5 million. Sikorsky has also indicated that it will be ordering CRAFT test sets for its new helicopters. The Company also received orders from other customers for this product.

The Company continues to pursue opportunities in the international market for our Mode 5 test sets with good success. We continue to emphasize the importance of capturing the majority share of the large Identification Friend or Foe (“IFF”) international market. The Company is also in discussions with other major international customers that have evaluated our Mode 5 test sets and we are excited about the opportunities overseas, as evidenced by the order from Germany, but no guarantees can be made about these opportunities. We received and shipped our Mode 5 test sets to Japan, and have subsequently received an additional order from Japan for approximately $616,000, which was partially shipped in the third quarter with the balance to be shipped in the fourth quarter. As noted above, our U.K. distributor and the Company have been successful in securing a major contract from the German military. In January 2020, we also reported the receipt of a $1.87 million T-47/M5 Mode 5 test set order for the United Kingdom. These test sets will be sold through our European distributor, Muirhead Avionics, to Leonardo MW Ltd., which is handling the Mode 5 upgrade effort for the United Kingdom Ministry of Defense. Many other countries have expressed significant interest in our Mode 5 test sets.

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

The SDR/OMNI has very wide frequency to accommodate new commercial and military waveforms in an industry leading 4.5-pound package. This is half the weight of competitive test sets. It utilizes the latest touch screen technology and has the capability to replace all TIC commercial test sets and military flight-line test sets with one handheld product. The initial product will be a commercial avionics air traffic control test set which adds ADS-B UAT test capability for the large general aviation test market that is subject to the January 1, 2020 requirement for ADS-B out capability. This will compete with the Aeroflex IFR 6000 test set and will replace the TIC TR-220 product. This release is initially targeted at the civil aviation market that is subject to the January 1, 2020 requirement for ADS-B out capability. Future software releases will incorporate Nav/Comm test functions which can be purchased as APP’s (applications) by our customers. We continue to evaluate other attractive potential market opportunities.

As a result of the potential new military applications for our new 4.5 pound SDR/OMNI hand-held test set, we are currently implementing a hardware CPU change to further improve high speed processing capabilities. This change will likely move the initial product introduction for the commercial avionics market into the middle of the next calendar year, but will better position the Company for high dollar military contracts which will be critical to our long-term growth in revenues and profitability. The goal of this new test set is to expand out of our relatively narrow avionics test market niche and enter the much larger secure communications radio test market.

The Aeroflex litigation (see Note 13 to the unaudited condensed consolidated financial statements) did not result in a favorable outcome for the Company, despite our belief that we committed no wrong doing. These unaudited condensed consolidated financial statements have been prepared in conformity with GAAP, which contemplates continuation of the Company as a going concern.  As reflected in the accompanying unaudited condensed consolidated balance sheet as of December 31, 2019, the Company has recorded estimated damages to date of $5.6 million, including interest, as a result of a jury verdict associated with the Aeroflex litigation. The Company has filed for an appeal (see Note 13). As of December 31, 2019, the Company has cash balances of $3.7 million, including $2 million of restricted cash as well as $2.8 million in accounts receivable. Our goal is to have sufficient cash by the end of this fiscal year to fully cover the Aeroflex damages amount.

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

The Company’s common stock is now quoted on the OTCQB marketplace of the OTC Markets Group Inc. with the symbol “TIKK”. Companies on the OTBQB must meet minimum reporting standards, pass a bid test, and must undergo annual verification.

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
4)

Interest on any outstanding balances is payable monthly at an annual interest rate equal to the LIBOR (London Interbank Offered Rates) Daily Floating plus 3.75 percentage points. The Company’s interest rate was 5.49% at December 31, 2019.

5)	The line is collateralized by substantially all of the assets of the Company.
6)	The Company will make principal payments of $10,000 per month until March 31, 2020.
7)	The covenant for the debt service ratio is deleted.

In February 2020, Bank of America agreed to extend the line of credit from March 31, 2020 to January 31, 2021. The new agreement includes open availability up to $689,700. Monthly payments will be interest only.

At December 31, 2019, the Company’s backlog of orders was approximately $4.2 million (excluding the $1.87 million international order that was received in the first week of January) as compared to $7.1 million at December 31, 2018. Historically, the Company obtains orders which are required to be filled in less than 12 months, and therefore, these anticipated orders are not reflected in the backlog.

Results of Operations

Sales

For the three months and nine months ended December 31, 2019, net sales increased $757,399 (19.1%) and $3,938,874 (49.2%) to $4,733,135 and $11,951,765, respectively, as compared to $3,975,736 and $8,012,891 for the three and nine months ended December 31, 2018, respectively. Avionics government sales increased $435,225 (12.5%) and $3,703,138 (63.2%) to $3,919,605 and $9,564,199 for the three and nine months ended December 31, 2019, respectively, as compared to $3,484,380 and $5,861,061 for the three and nine months ended December 31, 2018, respectively. The increase in sales is mostly attributed to the increase in shipment of our AN/USM-708 test set to Lockheed for the F-35 program, AN/USM-719 and TS-4530A Mode 5 test sets to the U.S. Government, as well as increased sales of our T-47/M5 Dual Crypto test set, mostly to the international market, and shipments to the German military of our T-4530i. Commercial sales increased $322,174 (65.6%) and $235,736 (11.0%) to $813,530 and $2,387,566 for the three and nine months ended December 31, 2019, respectively, as compared to $491,356 and $2,151,830 for the three and nine months ended December 31, 2018, respectively. This increase is attributed to the increase in sales our TR-36 and legacy test sets. The commercial business is steady and changes are mainly the result of the timing of orders and parts availability.

Sales are expected to continue to increase primarily as a result of penetration of the international market, and, in the future, increased commercial sales when we introduce our new lightweight, hand-held product (the “SDR/OMNI”). We will likely move the initial product introduction for the commercial avionics market into the middle of this calendar year, but we expect it will better position the Company for high dollar military contracts which will be critical to our long-term growth in revenues and profitability. The goal of this new test set is to recapture market share in the commercial avionics test set business and expand into the much larger secure communications radio test market.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued).

Results of Operations

Gross Margin

For the three and nine months ended December 31, 2019, total gross margin increased $242,878 (12.3%) and $2,217,589 (64.3%) to $2,212,482 and $5,667,719, respectively, as compared to $1,969,604 and $3,450,130 for the three and nine months ended December 31, 2018, respectively, primarily as a result of the increase in volume as well as the reduction in manufacturing overhead and an increase in manufacturing efficiencies. The gross margin percentage for the three months ended December 31, 2019 was 46.7% as compared to 49.5% for the three months ended December 31, 2018. The lower gross margin percentage was impacted by the increase in international business, which are mostly sold through our international distributor network at a discount. The gross margin percentage for the nine months ended December 31, 2019 was 47.4% as compared to 43.1 % for the nine months ended December 31, 2018. The higher gross margin percentage is attributable to an improved product mix as well as the reduction in manufacturing overhead as well as manufacturing efficiencies.

Operating Expenses

Selling, general and administrative expenses increased $79,214 (14.9%) and $194,912 (11.8%) to $609,394 and $1,847,028 for the three and nine months ended December 31, 2019, respectively, as compared to $530,180 and $1,652,116 for the three and nine months ended December 31, 2018, respectively. This increase is primarily attributed to the increase in accrued profit sharing expense and outside commissions offset partially by lower professional fees.

Litigation costs decreased $42,850 and $15,909 to $16,830 and $118,890 for the three and nine months ended December 31, 2019 as compared to $59,680 and $134,799 for the three and nine months ended December 31, 2018. This decrease reflects decreased activity related to the litigation (see Notes 5 and 13 to Notes to the unaudited condensed consolidated financial statements). With respect to the Aeroflex litigation, the Company has appealed the $4.9 million judgement and has set aside $2 million in cash to support an appeal bond. The appeal submissions are now complete. We continue to believe that the trial judge erred in his legal ruling on standing and other issues during the trial and that we have strong grounds for the award to be vacated or reduced. Our attorneys estimate that it will take over a year from now for this appeal to work its way through the Kansas court system.

Engineering, research and development expenses decreased $41,565 (6.7%) and $11,426 (0.7%) to $580,517 and $1,631,359 for the three and nine months ended December 31, 2019 as compared to $622,082 and $1,642,785 for the three and nine months ended December 31, 2018. The Company continues to invest in the development of the Company’s hand-held product line utilizing CRAFT and TS-4530A technology, the enhanced remote client, and the incorporation of other product enhancements in existing designs.

Income (Loss) from Operations

As a result of the above, the Company recorded income from operations of $1,005,741 and $2,070,442 for the three and nine months ended December 31, 2019 as compared to income from operations of $757,662 and $20,430 for the three and nine months ended December 31, 2018.

Other Income (Expense), Net

For the three months ended December 31, 2019, total other expense was $98,164, as compared to other expense of $118,209 for the three months ended December 31, 2018 primarily the result of the lower loss on the change in fair value of the common stock warrants and lower interest for the line of credit and the letter of credit offset partially by higher interest related to the judgement. For the nine months ended December 31, 2019, total other expense was $368,855, as compared to other expense of $318,460 for the nine months ended December 31, 2018 primarily the result of the loss on the change in fair value of the common stock warrants and higher interest related to the judgement offset partially by lower interest for the line of credit and the letter of credit.

Income (Loss) before Income Taxes

As a result of the above, the Company recorded income before taxes of $907,577 and $1,701,587 for the three and nine months ended December 31, 2019 as compared to income before taxes of $639,453 for the three months ended December 31, 2018 and a loss before taxes of $298,030 for the nine months ended December 31, 2018.

Income Taxes

For the three and nine months ended December 31, 2019 and December 31, 2018, the Company recorded no income tax benefit as such amounts were offset by a valuation allowance. Currently, the Company is utilizing existing fully-reserved NOL’s to offset taxable income, thereby resulting in no income tax provision.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued).

Net Income (Loss)

As a result of the above, the Company recorded net income of $907,577 and $1,701,587 for the three and nine months ended December 31, 2019 as compared to net income before taxes of $639,453 for the three months ended December 31, 2018 and a net loss of $298,030 for the nine months ended December 31, 2018.

Liquidity and Capital Resources

At December 31, 2019, the Company had net working capital of $1,409,808, including accrued legal damages related to the Aeroflex litigation of $5,570,846, as compared to negative working capital of $152,993 at March 31, 2019. This change is primarily the result of the increase in cash and accounts receivable and decrease in accounts payable and accrued expenses.

These unaudited condensed consolidated financial statements have been prepared in conformity with GAAP, which contemplates continuation of the Company as a going concern.  As reflected in the accompanying balance sheet at December 31, 2019, the Company has recorded estimated damages to date of $5.6 million, including interest, as a result of a jury verdict associated with the Aeroflex litigation. The Company has filed for an appeal (see Note 13 to the unaudited condensed consolidated financial statements). In June 2019, Bank of America agreed to extend the Company’s line of credit until March 31, 2020 (see Note 8). While the Company’s operations and profitability have significantly improved, and the Company believes it has sufficient cash and financing in place to fund its plans for the next twelve months, exclusive of any determination that may result from the Aeroflex litigation, due in part to recent large orders it has received that has returned the Company to profitability, the Company may not have sufficient resources to satisfy the judgment if we are not successful in our appeal. We have no commitment from any party to provide additional working capital and there is no assurance that any funding will be available as required, or if available, that its terms will be favorable or acceptable to the Company. This factor raises substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued.

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

During the nine months ended December 31, 2019, the Company’s cash balance (including the $2 million in restricted cash for the appeal) increased by $1,084,183 to $3,674,910.  The Company’s principal sources and uses of funds were as follows:

Cash provided by operating activities. For the nine months ended December 31, 2019, the Company provided $1,397,974 in cash for operations as compared to using $1,087,850 in cash for operations for the nine months ended December 31, 2018.  This increase in cash used for operations is attributed to the improvement in operating income.

Cash used in investing activities.  For the nine months ended December 31, 2019, the Company used $102,341 of its cash for investment activities, as compared to $-0- for the nine months ended December 31, 2018 as a result of an increase in the purchase of capital equipment.

Cash used in financing activities. For the nine months ended December 31, 2019, the Company used $211,450 in financing activities as compared to providing $944,806 for the nine months ended December 31, 2018. The Company paid the warrant liability in the amount of $116,500 in the current fiscal year. For the nine months ended December 31, 2018, the Company received net proceeds the from the issuance of preferred stock in the amount of $987,825 as well proceeds short-swing profits from an investor of $143,382, which did not occur in the current fiscal year which was offset by repayments of the line of credit.

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
4)

Interest on any outstanding balances is payable monthly at an annual interest rate equal to the LIBOR (London Interbank Offered Rates) Daily Floating plus 3.75 percentage points. The Company’s interest rate was 5.49% at December 31, 2019.

5)	The line is collateralized by substantially all of the assets of the Company.
6)	The Company will make principal payments of $10,000 per month until March 31, 2020.
7)	The covenant for the debt service ratio is deleted.

Currently, the Company has no material future capital expenditure requirements.

There was no significant impact on the Company’s operations as a result of inflation for the nine months ended December 31, 2019.

These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2019, filed with the SEC on July 1, 2019 (the “Annual Report”).

Off-Balance Sheet Arrangements

As of December 31, 2019, the Company had no off-balance sheet arrangements.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company’s equity securities during the quarter ended December 31, 2019.

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

TEL-INSTRUMENT ELECTRONICS CORP.

Date: February 13, 2020	By:	/s/ Jeffrey C. O’Hara
Name: Jeffrey C. O’Hara
Title: Chief Executive Officer Principal Executive Officer

Date: February 13, 2020	By:	/s/ Joseph P. Macaluso
Name: Joseph P. Macaluso
Title: Principal Financial Officer Principal Accounting Officer