Form 10-K
period 2020-03-31
TEL INSTRUMENT ELECTRONICS CORP
filed 2020-06-30
CIK 96885

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended March 31, 2020

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates on September 30, 2019 (the last business day of our most recently completed second fiscal quarter) was $5,383,295 based on the closing price of $3.08 on September 30, 2019.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 3,255,887 shares of common stock, par value $0.10 per share, were outstanding as of June 26, 2020.

TEL-INSTRUMENT ELECTRONICS CORP.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Included in this Annual Report on Form 10-K are “forward-looking” statements, within the meaning of Section 27A and Section 21E of the Securities Act of 1934, as amended (the “Exchange Act”), that involve substantial risks and uncertainties, as well as historical information. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that the expectations reflected in these forward-looking statements will prove to be correct. Our actual results could differ materially from those anticipated in forward-looking statements as a result of certain factors. Forward-looking statements include those that use forward-looking terminology, such as the words “potential”, continuing”, “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “project,” “plan,” “will,” “shall,” “should,” and similar expressions, including when used in the negative. Although we believe that the expectations reflected in these forward-looking statements are reasonable and achievable, these statements involve risks and uncertainties and we cannot assure you that actual results will be consistent with these forward-looking statements. Important factors that could cause our actual results, performance or achievements to differ from these forward-looking statements include the following:

•	the availability and adequacy of our cash flow to meet our requirements;

•	the financial impact of the Aeroflex litigation;

•

our ability to manage general economic, business and geopolitical conditions, including the impacts of natural disasters, pandemics and outbreaks of contagious diseases and other adverse public health developments, such as the COVID-19 pandemic;

•

the deterioration of market conditions, including our dependence on customers' capital budgets for sales of products and services, and adverse impacts on costs and the demand for our products as a result of factors such as the COVID-19 pandemic and the implementation of tariffs;

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

The Company has built a very solid position in the Mode 5 Identification Friend or Foe (“IFF”) flight line test equipment market, and these products will be very competitive in both the domestic and overseas markets. We believe that we are well-positioned as our CRAFT and TS-4530A flight-line test sets have been endorsed by the U.S. military. We are currently serving and delivering units to the international market. The T-47/M5 Mode 5 IFF test set has been a cost-effective upgrade option for our large installed base of Mode 4 test sets and we have shipped a growing number of units to various countries, and expect to receive additional orders for this product.  All allied countries have a drop-dead date of July 1, 2020 for Mode 5 capability and our international business has grown as a result. We expect this business to remain strong for at least the next couple of years. We will continue to actively market our products to all of the major international customers. Our expectation is that we will continue to improve both our revenues and gross margins.

The commercial avionics industry is undergoing a great deal of change, and has been affected by the COVID-19 pandemic. We believe our new lightweight 4.5-pound SDR/OMNI hand-held products that we are planning to introduce towards the end of calendar year 2020 will generate increased market share at very attractive gross margin levels. However, the effect of the pandemic in the commercial segment will slow sales in the market. The introduction of this product has been delayed due to technology upgrades to meet the standards for the next generation of military applications. The upgraded and faster processor with improved video graphics processing capability will provide more opportunities to expand the applications for this new unit. The technology for the hand-held product will provide a platform for future products. This new technology provides us with the opportunity to expand out of our relatively narrow avionics test market niche and enter the much larger secure communications radio test market. We are actively working to secure partners to enter this growth market and we believe that our new hardware platform provides unmatched capabilities in a market leading form factor. TIC is also evaluating upcoming customer test set requirements and expects at least one large competitive solicitation will be issued in the next 12 months for a product in our technical area of expertise. We are also working closely with our other military customers on new potential market opportunities that will be needed to maintain our sales and profitability growth.

We continue to evaluate other attractive potential market opportunities.

Item 1.         Business

General (continued)

Company Response to COVID-19

In late January 2020, the Company began to monitor the global effects of “COVID-19,” an infectious disease caused by Severe Acute Respiratory Syndrome Coronavirus 2 (SARS CoV-2) that was first detected in November 2019 in the city of Wuhan, China.

The subsequent spread of COVID-19 to the U.S. and many other parts of the world led the World Health Organization to characterize COVID-19 as a pandemic on March 11, 2020. Thereafter, most U.S. states imposed “stay-at-home” orders on their populations to stem the spread of COVID-19. Of specific interest to the Company, stay-at-home orders were imposed in the states of New Jersey and Kansas.

The stay-at-home orders generally required the closure of businesses that did not provide essential functions. Because the Company’s operations are as a supplier to the U.S. Military, and its manufacturing operations provide essential functions, the Company has continued shipping, receiving and manufacturing activities. The Company advised all other employees that could perform their job functions remotely to do so. As such, the Company’s operations, for the most part, remained fully operational.

On March 27, 2020, President Trump signed the Coronavirus Aid, Relief and Economic Security (the “CARES Act”), which, among other things, outlines the provisions of the Paycheck Protection Program (the “PPP”). The Company determined that it met the criteria to be eligible to obtain a loan under the PPP because, among other reasons, in light of the COVID-19 outbreak and the uncertainty of economic conditions related thereto, the loan was considered necessary to support the Company’s ongoing operations and retain all its employees. Under the PPP, the Company could obtain a U.S. Small Business Administration loan in an amount equal to the average of the Company’s monthly payroll costs (as defined under the PPP) for calendar 2019 multiplied by 2.5 (approximately 10 weeks of payroll costs). In addition, President Trump signed into law the Paycheck Protection Program and Health Care Enhancement Act on April 24, 2020, which increased funding provided by the CARES Act. On June 5, 2020 the Paycheck Protection Program Flexibility Act was signed into law and extended the program until December 31, 2020. On May 4, 2020, the Company secured a PPP loan in the amount of $772,577.

The CARES Act contains provisions for the forgiveness of all or a portion of a PPP loan, subject to the satisfaction of certain requirements.  The amount eligible for forgiveness is, subject to certain limitations, the sum of the Company’s payroll costs, rent and utilities paid by the Company during the eight-week period beginning on the funding date of the PPP loan.

The COVID-19 outbreak and the uncertainty of economic conditions relating thereto may negatively impact the Company’s results of operations, cash flows and financial position; however, the overall financial impact cannot be reasonably estimated at this time. Based on the operational and financial plans that management has developed, the Company expects to be able to meet its obligations as they become due over the next twelve months.

Item 1.         Business (continued)

General (continued)

Mode 5 Identification Friend or Foe (“IFF”) Products

T-47/M5 Dual Crypto Test Set

This new test set has been well-received in the market, especially in the international market.  It is designed as a KIV 77/KIV78 Mode 5 upgrade for the approximately 2,000 AN/APM-480A and T-47 series Mode 4 IFF test sets that the Company has sold both domestically and internationally. This will be a cost-efficient upgrade to Mode 5 for our large installed customer base.

The T-47/M5 capabilities allow full testing, simulation and analysis of the following systems: Interrogator/Transponder Test set for Modes 1, 2, 3A, C, S, EHS, ADS-B TX and RX with 4 and Mode 5, TACAN, TCAS I, II and E-TCAS.  The T-47/M5 utilizes the KIV-77, SIT 2010 or the KIV-78 Crypto applique (not included) for Mode 4 & Mode 5 testing and built in USB connection available for remote diagnostic testing and download of test results to a PC.

The T-47/M5 performs the following tests:

●	Comprehensive Interrogator and Transponder test Modes 1, 2, 3A, C, S, EHS, Mode 4 and Mode 5
●	Multi Crypto Capable - Out of the Box - No Mods or added options needed
●	Full TACAN testing of A/A, G/A, and A/A BCN on all 252 TACAN channels X and Y
●	TCAS I, TCAS II and E-TCAS airborne systems intruder simulations
●	Modes 4 and 5 testing with a built in powered bay for the KIV-77, SIT 2010 and KIV-78 Crypto Applique’
●	Full Testing of ADS-B in compliance with RTCA DO-260 A and B requirements
●	Light Weight compact package in a MILSPEC Class 1 Container
●	Long Lasting Battery
●	Supports Remote Client testing utilizing USB connection to any laptop or desktop computer
●	Large Full Color Display with User Friendly easy to navigate interface

We have already sold approximately $5 million of these test sets to Canada, Japan, Korea, Europe, and other international customers. We are also receiving interest from various U.S. customers. TIC believes this will be a key product supporting our future growth and profitability.

Tel has also received U.S. DOD AIMS certification for the T-47/M5 Test Set.

TS-4530A IFF Test Set

The TS-4530A test set provides simple to use GO/NO-GO operation. The TS-4530A, developed under a U.S. Army contract, now tests IFF Mode 5, ADS-B, EHS, and TCAS. The TS-4530A includes a large 8 line, color display and a new 3-button switch assembly that adds a 4-way directional toggle action for improved usability.  The upper housing includes a built-in KIV-77 CCI appliqué enclosure.

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

We have delivered over 3,500 kits and test sets. We are seeing continued demand from both the U.S. military and international customers, and we continue to explore all opportunities for this market.  We have received an initial purchase order totaling $520,000 from our European Distributor, Muirhead Avionics (“Muirhead”) for Mode 5 test sets from the contract awarded by the German military. This is a seven-year procurement contract with anticipated orders of approximately $3.5 million in total. In fiscal year 2019, the Company received a $4.3 million order from the U.S. military which the Company completed in fiscal year 2020. The Company continues to explore opportunities for this product in both the domestic and international markets.

Item 1.         Business (continued)

General (continued)

Mode 5 Identification Friend or Foe (“IFF”) Products (continued)

T-4530i IFF Test Set

This new test is a software/hardware upgrade of the TS-4530A that we will be selling internationally and potentially to our U.S. Army and U.S. Air Force customers. This unit also includes extended life Ni-MH batteries and significantly expanded manual Mode 5 test capability using either the KIV-77 or European SIT-2010 crypto appliques as well as additional functionality with the addition of the TACAN test function. We are very optimistic about the prospects for this software upgrade for the international market. Penetrating the U.S. military market will entail securing customer buy-in and funding which can be an extended process. This upgraded unit will also require AIMS testing for which we are in the process of obtaining approval.

During fiscal year 2020, we shipped approximately $1.2 million of this product to the German military through our European distributor, Muirhead Avionics. We have recently received an additional order valued at $1.6 million from our European distributor for delivery to the German military. We expect to ship this order during calendar year 2020. We are currently pursuing other significant domestic and international opportunities which we hope to secure later this summer.

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

The AN/USM-708 has been and continues to be a key product for the Company as it represents a new generation technology product. The Company delivered approximately $40 million in orders, representing over 1,200 test sets, for the AN/USM-708 and AN/USM-719 (IFF only) test sets to the U.S. Military. The AN/USM-708 CRAFT unit combines advanced IFF (including Mode 5 encryption technology) navigation, communication, and sonobuoy test capabilities in a portable test set, which will utilize a flexible and expandable digital-signal-processing-based architecture. Both the AN/USM-708 and the AN/USM-719 have been certified by the AIMS Program Office.

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

The Joint Strike Fighter (“JSF”) program continues to generate CRAFT orders as this program ramps up production. The Company has already received orders from Lockheed Martin for the AN/USM-708 units, for the JSF Program, totaling approximately $6 million. Sikorsky has also indicated that it will be ordering CRAFT test sets for its new helicopters. The Company also believes it will receive orders from other customers for this product.

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

Please visit www.telinstrument.com for a complete listing of all of the Company’s different military and commercial products.

New Products

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

Over the last year, the Company has upgraded its industry leading T-760 precision DME bench test set. The Company is the only manufacturer in the world that manufactures DME-P test equipment and it received orders in excess of $500k in the last 12 months for this updated test set.

The Company is also working on the next generation of Mode 5 Level 2B software. This will add significant additional information to the existing Mode 5 design and could result in the sale of upgraded software to our Mode 5 customer base. If this Mode 5 Level 2B is implemented by the military, this has the potential to generate significant revenues to the Company over the next several years.

TIC continues to invest in new products and has invested significant dollars in its new lightweight hand-held design, the SDR/OMNI.

Item 1.         Business (continued)

General (continued)

SDR-OMNI

The Company is finalizing its new handheld avionics flight-line Test Set, the “SDR-OMNI”. The world’s first “All-in-One” Avionics Test Set utilizes true software-designed radio technology that enables it to test all common avionics functions in one 4.5 pound test set, which is half the weight of competitive test sets. The SDR/OMNI has very wide frequency to accommodate new commercial and military waveforms. It utilizes the latest touch screen technology and has the capability to replace all TIC commercial test sets with one handheld product. The initial SDR-OMNI software release will provide test capability for Transponders (Modes A, C, and S), ADS-B, and 978 MHz UAT capability for the large general aviation test market. This release is initially targeted at the civil aviation market requirement for ADS-B out test capability. This will allow us to compete with the IFR 4000 and 6000 test sets for our commercial aviation and military customers. The next software release will incorporate Nav/Comm test functions which can be purchased as APP’s by our customers. The SDR-Omni product is a game changer in the commercial avionics test market as it will allow customers to replace multiple competitive test sets with one unit that is smaller and provides more capabilities at a fraction of the cost. It has also been designed to allow TIC to penetrate the secure communications test market which is considerably larger than our core avionics test market. The much larger growth potential is in the secure military and homeland security radio test market which is many times the size of our existing avionics test market.

This new technology could provide us with the opportunity to expand out of our relatively narrow avionics test market niche and enter the much larger secure military and homeland security radio test market which is many times the size of our existing avionics test market. The secure military test set market is very large, and we are anticipating a large competitive DOD solicitation to take place in the next two years. We are currently in discussions with various companies about collaborating in these markets. We are actively working to line up partners to enter this growth market and we believe that our new hardware platform provides unmatched capabilities in a market leading form factor.

Future Prospects

The Company has built a very solid position in the Mode 5 IFF and TACAN test set market. We believe that we are well positioned as our CRAFT and TS-4530A flight-line test sets have been endorsed by the U.S. military and we have already delivered test sets into 18 international markets. The commercial avionics industry is undergoing a great deal of change, and we believe our new hand-held products that we are planning to introduce this fiscal year, will generate increased market share at very attractive gross margin levels. We are also working closely with our military customers on new potential market opportunities that will be needed to maintain our sales and profitability.

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

Item 1.         Business (continued)

General (continued)

Marketing and Distribution

Domestic commercial sales are made throughout the U.S. to commercial airlines and general aviation businesses directly or through distributors. No direct commercial customer accounted for more than 10% of commercial sales in fiscal years 2020 and 2019.  The Company has one domestic distributor which receives discounts ranging between 16%-20% discount for stocking, selling, and, in some cases, providing product calibration and repairs. The loss of this distributor would not have a material adverse effect on the Company or its operations. Commercial sales represented 19% and 24% of total sales, respectively, for the fiscal years ended March 31, 2020 and 2019. Our commercial distributor represented approximately 20% and 24%, respectively, of commercial sales during fiscal years 2020 and 2019. This distributor also accounted for 4% and 6% of total sales for the years ended March 31, 2020 and 2019, respectively.

Marketing to the U.S. Government is made directly by employees of the Company or through independent sales representatives, who receive similar commissions to the commercial distributors. For the years ended March 31, 2020 and 2019, sales to the U.S. Government, including shipments through the government’s logistics centers, represented approximately 30% and 39%, respectively, of total sales. For the year ended March 31, 2020 one direct customer represented 10% of total sales and 12% of government sales. One international distributor represented 13% of total sales and 16% of government sales for the year ended March 31, 2020. No other government customer represented over 10% of government sales for fiscal years 2020 and 2019.

International sales are made throughout the world to government and commercial customers, directly through American export agents, or through the Company’s overseas distributors at a discount reflecting a 15% to 22% selling commission, under written or oral, year-to-year arrangements. The Company has an exclusive distribution agreement with Muirhead Avionics and Accessories, Ltd (“Muirhead”), based in the United Kingdom, to represent the Company in parts of Europe, and with Milspec Services in Australia and New Zealand.  Tel also sells its products through exclusive distributors in Spain, Portugal, and the Far East and is exploring distribution in other areas.  For the years ended March 31, 2020 and 2019, total international sales were 54% and 20%, respectively, of sales, reflecting the Company’s growth into the international market. Additionally, the Company has an agreement with M.P.G. Instruments s.r.l., based in Italy, wherein this distributor has the exclusive sales rights for DME/P ramp and bench test units. The Company continues to explore additional marketing opportunities in other parts of the world, including the Far East. One international distributor accounted for 13% of total sales for the fiscal years ended March 31, 2020. No international distributor accounted for more than 10% of total sales for the year ended March 31, 2019. The Company has no material assets overseas.

Tel also provides customers with calibration and repair services. Repairs and calibrations accounted for 10% and 14% of sales for the years ended March 31, 2020 and 2019, respectively.

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

Backlog

Set forth below is Tel’s avionics backlog at March 31, 2020 and 2019:

	Commercial	Government	Total

March 31, 2020	$200,193	$3,824,984	$4,025,177
March 31, 2019	$544,496	$5,533,635	$6,078,131

Tel believes that most of its backlog at March 31, 2020 will be delivered during the next 12 months. The backlog is pursuant to purchase orders.  Historically, the Company obtains orders which are required to be filled in less than 12 months, and therefore, backlog amounts at the end of the period do not reflect delivered or future orders. The backlog does not reflect the a Mode 5 test set order, received in June 2020, valued at $1.6 million from its European distributor, Muirhead Avionics, for delivery to the German military.

Item 1.         Business (continued)

General (continued)

Suppliers

Tel obtains its purchased parts from a number of suppliers.  These materials are standard in the industry, and the Company foresees no difficulty in obtaining purchased parts, as needed, at acceptable prices.

Patents and Environmental Laws

Tel has no patents or licenses which are material to its business, and there are no material costs incurred to comply with environmental laws.

Engineering, Research, and Development

In the fiscal years ended March 31, 2020 and 2019, Tel spent $2,239,811 and $2,312,043, respectively, on the engineering, research, and development of new and improved products.  None of these amounts were sponsored by customers. Engineering, research, and development expenditures in fiscal year 2020 were made primarily for the development of the Company’s SDR/OMNI hand-held product line utilizing CRAFT and TS-4530A technology and the T47/M5 test set, the T-4530i, and the incorporation of other product enhancements in existing designs. The Company owns all of these designs with the exception of the AN/ARM-206 product. Tel’s management believes that continued significant expenditures for engineering, research, and development are necessary to enable Tel to expand its products, sales, and profits, and to remain competitive.

Personnel

At June 24, 2020, Tel had forty-five employees, comprised of twenty-two full-time employees in manufacturing, supply chain, and quality assurance, seven in administration and sales, including customer services and product support, and sixteen in engineering, research and development, none of whom belongs to a union. The Company also employs one part-time individual in administration. From time to time, the Company also employs independent contractors to support its manufacturing, engineering, and sales organizations. At June 24, 2020, the Company utilized one independent contractor in sales management. Tel has been successful in attracting skilled and experienced management, sales and engineering personnel, although the market for senior engineering talent is becoming very competitive. We have not experienced any work stoppages and we consider our relationship with our employees to be good.

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

The Company also leases a small office in Lawrence, Kansas under an operating lease agreement. In June 2019, the Company extended the lease term, which was set to expire June 30, 2020. On March 31, 2020, the Company negotiated a new lease for additional space, which expires March 31, 2021.

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

Item 3.          Legal Proceedings (continued)

Aeroflex submitted a motion to the Court requesting that the judge award punitive damages at the maximum $5 million amount. In October 2017, the Court denied the Company’s motions and awarded Aeroflex an additional $2.1 million of punitive damages, which brings the total Tel damages awarded in this case to approximately $4.9 million.

The Journal Entry of Judgment including judgment against the Company in the amount of $1.3 million for tortious interference with prospective business advantage, of $1.5 million for tortious interference with existing contracts, and $2.1 million in punitive damages was entered on November 22, 2017. Pursuant to K.S.A. 16-204(d) “any judgment rendered by a court of this state on or after July 1, 1986, shall bear interest on and after the day on which judgment is rendered at the rate provided by subsection (e). The Kansas Secretary of State publishes the rate amount. The amount published for July 1, 2017 through June 30, 2018 is 5.75% and 6.5% July 1, 2018 through June 30, 2019. The current rate beginning July 1, 2019 is 7.0%. Interest on the $4,900,000 judgment started to accrue on November 22, 2017, the date the judgment was entered. As of March 31, 2020, the outstanding amount of the judgement and accrued interest is $5,657,549.

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

The Company is very optimistic about the prospects of its appeal for a judgment as a matter of law. The Company was hoping for a decision from the court this calendar year but this timing will likely be delayed due to the three month COVID-19 related shutdown of the Kansas court system. As such, the appeal process is expected to take at least another year to complete.

The Company has the ability to settle this case at its sole discretion by withdrawing the appeal and paying the judgment plus interest amount. The Company made an offer to settle this case in February 2020 for $2.5 million which was rejected by the other party. The Company plans to make another settlement offer.

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

PART II

Item 5.         Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

a) Market Information

The common stock, $0.10 par value per share, of the registrant (“Common Stock”) is traded on the OTCQB under the symbol “TIKK”. The Company had previously traded on the NYSE American LLC until March 11, 2019. On March 11, 2019, trading on NYSE American in the common stock of Tel-Instrument Electronics Corp. -- ticker symbol TIK -- was suspended. NYSE Regulation had previously announced on December 20, 2018 that it had commenced delisting procedures with respect to the Company for failure to meet the $4.0 million minimum net worth requirements pursuant to Section 1009 of the NYSE American Company Guide. This mandates that a company’s stockholders’ equity be $4.0 million or higher if such company has reported net losses in three of its last four fiscal years (the “Stockholders’ Equity Requirement”). The Company requested a review of this determination by a Committee of the Board of Directors of NYSE American (the “Committee”) and the Company’s appeal was heard at a meeting on Monday, February 11, 2019. The Committee affirmed NYSE Regulation’s delisting determination.  The following table sets forth the high and low per share sale prices for our Common Stock for the periods indicated as reported for fiscal years 2020 and 2019 by the NYSE – American through March 11, 2019 under the symbol “TIK” and for the OTC after March 11, 2019 under the symbol “TIKK”.

Fiscal Year
Ended March 31,

	High	Low
2020
First Quarter	$4.00	$3.25
Second Quarter	3.60	2.25
Third Quarter	3.82	2.75
Fourth Quarter	4.50	3.15
2019
First Quarter	$3.50	$2.20
Second Quarter	3.75	2.31
Third Quarter	3.87	2.35
Fourth Quarter	6.00	2.60

b) Holders

The Company has approximately 149 holders of its Common Stock as of June 26, 2020. This figure does not take into account those shareholders whose certificates are held in the name of broker-dealers or other nominees.

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

d) Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of March 31, 2020 regarding compensation plans under which equity securities of the Company are authorized for issuance. See “Equity Compensation Plan Information” under Item 12 below.

Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of options remaining available for future issuance under Equity Compensation Plans
Equity Compensation Plans approved by shareholders	118,500	$3.98	166,500
Equity Compensation Plans not approved by shareholders	-	-	-
Total	118,500	$3.98	166,500

Item 5.         Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Rule 10B-18 Transactions

During the year ended March 31, 2020, there were no repurchases of the Company’s Common Stock by the Company.

Recent Sales of Unregistered Securities

During the year ended March 31, 2020, we have not issued any securities that were not registered under the Securities Act and not previously disclosed in the Company’s Quarterly Reports on Form 10-Q or Current Reports on Form 8-K.

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

All predictions as to future results contain a measure of uncertainty and accordingly, actual results could differ materially.  Among the factors that could cause a difference are changes in the general economy; changes in demand for the Company’s products or in the costs and availability of its raw materials; the actions of competitors; the success of our customers, technological change; changes in employee relations; government regulations; litigation, including its inherent uncertainty; difficulties in plant operations and materials transportation; environmental matters; and other unforeseen circumstances, including the current COVID-19 pandemic.  A number of these factors are discussed in the Company’s filings with the SEC.

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

Overview

The Company reported a 30% increase in sales to $15,774,943 for the year ended March 31, 2020 as compared to $12,116,050 for the previous year. Net income before taxes was $2,087,210 for fiscal year 2020 as compared to $203,038 in fiscal year 2019. This increase is the mainly the result of increased international business for our Mode 5 test sets, including our T-47/M5, which has received AIMS (Air Traffic Control Radar Beacon System, Identification Friend or Foe, Mark XII/Mark XIIA, Systems) approval, increased shipments of our CRAFT products, especially for Lockheed Martin for the Joint Strike Fighter (“JSF”) program, and the T-4530i and the TS-4530A. In August 2018, we also reported that the German government had notified our U.K. distributor of its intent to award a multi-year, multi-million dollar contract. In February 2019, the Company received an initial purchase order totaling $520,000 from its European Distributor, Muirhead Avionics (“Muirhead”) for Mode 5 test sets from the contract awarded by the German military. In August 2019, we reported the receipt of a follow-on purchase order totaling approximately $1.5 million from Muirhead for Mode 5 test sets from the contract awarded by the German military, and in June 2020 another order for approximately $1.6 million. This order is part of a seven-year procurement. The Company has already received orders of approximately $3.6 million.

The Company continues to pursue opportunities in the international market for our Mode 5 test sets with good success. We continue to emphasize the importance of capturing the majority share of the large Identification Friend or Foe (“IFF”) international market. The Company is also in discussions with other major international customers that have evaluated our Mode 5 test sets and we are excited about the opportunities overseas, as evidenced by the order from Germany, but no guarantees can be made about these opportunities. We continue to receive orders from Japan, South Korea, Canada, Australia, New Zealand, United Kingdom and other countries. In January 2020, we also reported the receipt of a $1.87 million T-47/M5 Mode 5 test set order for the United Kingdom. These test sets will be sold through our European distributor, Muirhead Avionics, to Leonardo MW Ltd., which is handling the Mode 5 upgrade effort for the United Kingdom Ministry of Defense. Many other countries have expressed significant interest in our Mode 5 test sets.

The units for Lockheed Martin will be used for the Joint Strike Fighter (“JSF”) program, and we believe this program will generate significant CRAFT orders as this program ramps up limited rate production. The Company had already received orders from Lockheed Martin for the AN/USM-708 units, for the JSF Program, totaling over $6 million. Sikorsky has also indicated that it will be ordering CRAFT test sets for its new helicopters. The Company also received orders from other customers for this product.

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

As a result of the potential new military applications for our new 4.5 pound SDR/OMNI hand-held test set, we are currently implementing a hardware CPU change to further improve high speed processing capabilities. This change will move the initial product introduction for the commercial avionics market towards the end of this calendar year, but will better position the Company for high dollar military contracts which will be critical to our long-term growth in revenues and profitability. The goal of this new test set is to expand out of our relatively narrow avionics test market niche and enter the much larger secure communications radio test market.

The Aeroflex litigation (see Note 21 to the consolidated financial statements) did not result in a favorable outcome for the Company, despite our belief that we committed no wrong doing.

The jury found no misappropriation of Aeroflex trade secrets but it did rule that the Company tortiously interfered with a prospective business opportunity and awarded damages. The jury also ruled that Tel tortiously interfered with Aeroflex’s non-disclosure agreements with two former Aeroflex employees. The jury also found that the former Aeroflex employees breached their non-disclosure agreements with Aeroflex. The Court conducted further hearings on the Company’s post-trial motions which sought to reduce the damages award of $2.8 million, as well as the punitive damages claim.  The Court denied the Company’s motions and awarded Aeroflex an additional $2.1 million of punitive damages. The Company has filed motions in January 2018 for the Court to reconsider the amount of damages on the grounds that they are duplicative and not legally supportable. The Court heard these motions and such motions were denied. The Company has filed for the appeal. The Company has posted a $2 million bond for the appeal. This $2 million bond amount will remain in place during the appeal process (See Note 6).

As reflected in the accompanying consolidated balance sheet as of March 31, 2020, the Company has recorded estimated damages to date of $5.7 million, including interest, as a result of a jury verdict associated with the Aeroflex litigation. The Company has filed for an appeal (see Notes 6 and 21). As of March 31, 2020, the Company has cash balances of $5.1 million, including $2 million of restricted cash as well as $1.4 million in accounts receivable. We expect to continue to have sufficient cash to fully cover the Aeroflex damages amount.

The Company is very optimistic about the prospects of its appeal for a judgment as a matter of law. The Company was hoping for a decision from the court this calendar year but this timing will likely be delayed due to the three month COVID-19 related shutdown of the Kansas court system. As such, the appeal process is expected to take at least another year to complete unless a settlement can be reached. The Company has the ability to settle this case at its sole discretion by withdrawing the appeal and paying the judgment plus interest amount.

The Company believes it has sufficient financing in place to fund its plans for the next twelve months due its increased revenues and profitability and its current projections (see liquidity section below).

Item 7.          Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Overview (continued)

On March 21, 2016, the Company entered into a line of credit agreement with Bank of America, which expired March 31, 2017. In March 2017, the Company extended until March 31, 2018.  The line is collateralized by substantially all of the assets of the Company. The line provided a revolving credit facility with borrowing capacity of up to $1,000,000. There were no covenants or borrowing base calculations associated with this line of credit. On August 29, 2018, the Company entered a Loan Modification Agreement (the “Agreement”) with the bank to extend the Agreement until May 31, 2019, which included a debt service ratio covenant In June 2019, Bank of America agreed to extend the Company’s line of credit until March 31, 2020, including monthly principal payments of $10,000, and eliminating the covenant for the debt service ratio. The Company’s interest rates were 4.74% and 6.25% at March 31, 2020 and 2019, respectively. During the year ended March 31, 2020 the Company repaid $120,000 against this line of credit. As of March 31, 2020 and 2019, the outstanding balances were $680,000 and $800,000, respectively.  As of March 31, 2020 the remaining availability under this line is $10,000.

In March 2020, Bank of America agreed to extend the line of credit from March 31, 2020 to January 31, 2021. The new agreement includes availability up to $690,000. Monthly payments will be interest only.

At March 31, 2020, the Company’s backlog of orders was approximately $4.0 million as compared to $6.1 million at March 31, 2019. Historically, the Company obtains orders which are required to be filled in less than 12 months, and therefore, these anticipated orders are not reflected in the backlog.

The Company believes it has sufficient financing in place to fund its plans for the next twelve months due to the increase in business and the opportunities that exist for the next few years.

Results of Operations 2020 Compared to 2019

Sales

For the year ended March 31, 2020 sales increased $3,658,893 (30.2%) to $15,774,943 as compared to $12,116,050 for the year ended March 31, 2019.

Avionics government sales increased $3,530,984 (38.2%) to $12,770,363 for the year ended March 31, 2020 as compared to $9,239,379 for the year ended March 31, 2019. This increase is the mainly the result of increased international business for our Mode 5 test sets, including our T-47/M5, which has received AIMS (Air Traffic Control Radar Beacon System, Identification Friend or Foe, Mark XII/Mark XIIA, Systems) approval, increased shipments of our CRAFT products, especially for Lockheed Martin for the Joint Strike Fighter (“JSF”) program, and the T-4530i and the TS-4530A.

Commercial sales increased $127,909 (4.4%) to $3,004,580 for the year ended March 31, 2020 as compared to $2,876,671 for the year ended March 31, 2019. The commercial business is steady and changes are mainly the result of the timing of orders and parts availability.

Gross Margin

Gross margin increased $1,992,681 (36.8%) to $7,409,901 for the year ended March 31, 2020 as compared to $5,417,220 for the year ended March 31, 2019, primarily as a result of the increase in volume. The gross margin percentage for the year ended March 31, 2020 was 47.0%, as compared to 44.7% for the year ended March 31, 2019. The higher gross margin percentage is attributable to an improved product mix as well as the reduction in manufacturing overhead as well as manufacturing efficiencies.

Operating Expenses

Selling, general and administrative expenses increased $262,027 (11.8%) to $2,477,548 for the year ended March 31, 2020 as compared to $2,215,521 for the year ended March 31, 2019. This increase is primarily attributed to the increase in accrued profit sharing expense, outside commissions, consulting fees, and slightly higher payroll and payroll related expenses offset partially by lower professional fees and exchange listing fees.

Litigation expenses decreased $94,670 to $140,050 for the year ended March 31, 2020 as compared to $234,720 for the year ended March 31, 2019. This decrease reflects decreased activity related to the litigation (see Notes 6 and 21 to the consolidated financial statements). With respect to the Aeroflex litigation, the Company has appealed the $4.9 million judgement and has set aside $2 million in cash to support an appeal bond. The appeal submissions are now complete. We continue to believe that the trial judge erred in his legal ruling on standing and other issues during the trial and that we have strong grounds for the award to be vacated or reduced. Our attorneys estimate that it will take over a year from now for this appeal to work its way through the Kansas court system. Management does not expect a significant increase in legal fees related to this litigation in the fiscal year.

Item 7.          Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations 2020 Compared to 2019 (continued)

Operating Expenses (continued)

Engineering, research and development expenses decreased $72,232 (3.1%) to $2,239,811 for the year ended March 31, 2020 as compared to $2,312,043 for the year ended March 31, 2019. The Company continues to invest in the development of the Company’s hand-held product line utilizing CRAFT and TS-4530A technology. The Company also completed T47-M5 test set, for which the Company also obtained AIMS PO approval, the enhanced remote client, and the incorporation of other product enhancements in existing designs.

Income from Operations

As a result of the above, the Company recorded income from operations in the amount of $2,552,492 for the fiscal year ended March 31, 2020 as compared to income from operations of $654,936 for the year ended March 31, 2019.

Other Expense

For the year ended March 31, 2020, total other expense was $465,282 as compared to other expense of $451,898 for the year ended March 31, 2019, primarily the result of the higher loss on the change in fair value of the common stock warrants and higher interest related to the judgement offset by lower interest for the line of credit and the letter of credit.

Income (Loss) before Income Taxes

As a result of the above, the Company recorded income before taxes of $2,087,210 for the year ended March 31, 2020 as compared to income before taxes of $203,038 for the fiscal year ended March 31, 2019.

Income Taxes

For the year ended March 31, 2020, the Company’s Federal and State provision requirements were offset by the reversal of a portion of the valuation allowance no longer deemed necessary. The Company recorded a net tax benefit of $2,649,280 which represents a reduction in our valuation allowance on tax attributes that are expected to be utilized based on management’s assessment and evaluation of historical and projected income.

For the year ended March 31, 2019, the increase in the Company’s deferred tax asset was offset, by a corresponding increase in the Company’s valuation allowance.

Net Income

As a result of the above, the Company recorded net income of $4,736,490 for the year ended March 31, 2020 as compared to net income of $203,038 for the year ended March 31, 2019.

Liquidity and Capital Resources

At March 31, 2020, the Company had positive working capital of $1,776,176, which is negatively impacted by $5,657,549 in accrued legal damages, as compared to negative working capital of $152,993 at March 31, 2019. This change is primarily the result of the improvement in operating income, which has improved the Company’s cash position while also reducing its outstanding liabilities.

As discussed in Note 21 to the Notes to the Consolidated Financial Statements, the Company has recorded total damages of $5,657,549, including accrued interest, as a result of the jury verdict associated with the Aeroflex litigation as well as the Court’s decision on punitive damages. The jury found no misappropriation of Aeroflex trade secrets but it did rule that the Company tortiously interfered with a prospective business opportunity and awarded damages. The jury also ruled that Tel tortiously interfered with Aeroflex’s non-disclosure agreements with two former Aeroflex employees. The jury also found that the former Aeroflex employees breached their non-disclosure agreements with Aeroflex. The Court conducted further hearings on the Company’s post-trial motions which sought to reduce the damages award of $2.8 million, as well as the punitive damages claim.  The Court denied the Company’s motions and awarded Aeroflex an additional $2.1 million of punitive damages, which brings the total Tel damages awarded in this case to approximately $4.9 million. The court also awarded Aeroflex $59,000 for fees associated with the filing of documents. The Company has also recorded accrued interest of $757,118 as of March 31, 2020. The Company filed motions in January 2018 for the Court to reconsider the amount of damages on the grounds that they are duplicative and not legally supportable. A hearing on this motion was held. The Judge rejected all of our arguments and declined to order a new trial. We filed the appeal document the week of May 28, 2018. The Company has posted a $2,000,000 bond. This $2 million bond amount will remain in place during the appeal process (See Note 6).

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

The Company is very optimistic about the prospects of its appeal for a judgment as a matter of law. The Company was hoping for a decision from the court this calendar year, but this timing will likely be delayed due to the three month COVID-19 related shutdown of the Kansas court system. As such, the appeal process is expected to take at least another year to complete unless a settlement can be reached.

The Company has the ability to settle this case at its sole discretion by withdrawing the appeal and paying the judgment plus interest amount.

On March 21, 2016, the Company entered into a line of credit agreement with Bank of America, which expired March 31, 2017. In March 2017, the Company extended until March 31, 2018.  The line is collateralized by substantially all of the assets of the Company. The line provided a revolving credit facility with borrowing capacity of up to $1,000,000. There were no covenants or borrowing base calculations associated with this line of credit. On August 29, 2018, the Company entered a Loan Modification Agreement (the “Agreement”) with the bank to extend the Agreement until May 31, 2019, which included a debt service ratio covenant. In June 2019, Bank of America agreed to extend the Company’s line of credit until March 31, 2020, including monthly principal payments of $10,000, and eliminating the covenant for the debt service ratio. The Company’s interest rates were 4.74% and 6.25% at March 31, 2020 and 2019, respectively. During the year ended March 31, 2020 the Company repaid $120,000 against this line of credit. As of March 31, 2020 and 2019, the outstanding balances were $680,000 and $800,000, respectively.  As of March 31, 2020 the remaining availability under this line is $10,000.

In March 2020, Bank of America agreed to extend the line of credit from March 31, 2020 to January 31, 2021. The new agreement includes availability up to $690,000. Monthly payments will be interest only (see Note 10 to the consolidated financial statements).

On March 27, 2020, President Trump signed the Coronavirus Aid, Relief and Economic Security (the “CARES Act”), which, among other things, outlines the provisions of the Paycheck Protection Program (the “PPP”). The Company determined that it met the criteria to be eligible to obtain a loan under the PPP because, among other reasons, in light of the COVID-19 outbreak and the uncertainty of economic conditions related thereto, the loan was considered necessary to support the Company’s ongoing operations and retain all its employees. In addition, President Trump signed into law the Paycheck Protection Program and Health Care Enhancement Act on April 24, 2020, which increased funding provided by the CARES Act. On May 4, 2020 the Company issued a promissory note (the “Note”) to Bank of America in the principal aggregate amount of $772,577 (the “PPP Loan”) pursuant to the Paycheck Protection Program (“PPP”) under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The amount was deposited in our bank on May 4, 2020. On June 5, 2020 the Paycheck Protection Program Flexibility Act was signed into law and extended the program until December 31, 2020.

Under the terms of the CARES Act, PPP loan recipients can apply for and be granted forgiveness for all or a portion of loan granted under the program. Such forgiveness will be determined, subject to limitations, based on the use of loan proceeds for payment of payroll costs and any payments of mortgage interest, rent, and utilities. No assurance is provided that the Company will obtain forgiveness of the PPP Loan in whole or in part. The PPP Loan has a two-year term and bears interest at a rate of 0.98% per annum. Monthly principal and interest payments are deferred for six months after the date of disbursement. The PPP Loan may be prepaid at any time prior to maturity with no prepayment penalties. Based on the June 5, 2020 the Paycheck Protection Program Flexibility Act, certain changes will need to be made to the original Note, based on the new law.

Moving forward, we believe that our expected cash flows from operations, as a result of the increase in business, and current cash balances, which amounted to $5.1 million, including the $2 million is restricted cash will be sufficient to operate in the normal course of business for next 12 months from the issuance date of these financial statements, including any payments for settlement of the litigation, which we were not able to do in the prior year.

Item 7.          Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Liquidity and Capital Resources (continued)

The Company continues to monitor the impact of the COVID-19 outbreak on its supply chain, manufacturing and distribution operations, customers and employees, as well as the U.S. economy in general. However, due to the uncertainty as to when governmental restrictions on business will be fully lifted, the impact thereof, and the duration and widespread nature of the COVID-19 outbreak, the Company cannot currently predict the long-term impact on its operations and financial results. The uncertainties associated with the COVID-19 outbreak include potential adverse effects on the overall economy, the Company’s supply chain, transportation services, employees and customers. The COVID-19 outbreak could adversely affect the Company’s revenues, earnings, liquidity and cash flows and may require significant actions in response, including expense reductions. Conditions surrounding COVID-19 change rapidly, and additional impacts of which the Company is not currently aware may arise. Based on past performance and current expectations, the Company believes that its anticipated cash flow from operations and the proceeds from the PPP loan are sufficient to fund the Company’s requirements for working capital, capital expenditures and debt service for at least the next 12 months.

During the year ended March 31, 2020, the Company’s cash balance increased by $2,544,012 to $5,134,739, including restricted cash to support the appeal bond.  The Company’s principal sources and uses of funds were as follows:

Cash provided by (used in) operating activities. For the year ended March 31, 2020, the Company provided $2,921,030 in cash for operations as compared to using $478,493 in cash for operations for the year ended March 31, 2019.  This increase in cash provided by operations is primarily attributed to the improvement in operating income and the decrease in accounts receivable, partially offset by a lower decrease in accounts payable.

Cash used in investing activities.  For the year ended March 31, 2020, the Company used $133,682 of its cash for investing activities, as compared to $121,790 for the year ended March 31, 2019 as result of higher purchases of equipment.

Cash (used in) provided by financing activities. For the year ended March 31, 2020, the Company used $243,336 in cash for financing activities as compared to $882,332 in cash provided by financing activities for the year ended March 31, 2019. The Company paid the warrant liability in the amount of $116,500 in the current fiscal year. During the fiscal year ended March 31, 2019, the Company received net proceeds the from the issuance of preferred stock in the amount of $968,256 as well proceeds from short-swing profits from an investor of $123,075, which did not occur in the current fiscal year.

Currently, the Company has no material future capital expenditure requirements.

There was no significant impact on the Company’s operations as a result of inflation for the year ended March 31, 2020.

Critical Accounting Policies

In preparing the consolidated financial statements and accounting for the underlying transactions and balances, the Company applies its accounting policies as disclosed in Note 2 of our Notes to Consolidated Financial Statements.  The Company’s accounting policies that require a higher degree of judgment and complexity used in the preparation of these consolidated financial statements include:

Revenue recognition – The Company accounts for revenue recognition in accordance with ASC 606. The core principle of Topic 606 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The ASU defines a five-step process to achieve the core principal and, in doing so, it is possible more judgement and estimates may be required within the revenue recognition process than are currently in use.

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

Test Units/Sets

The Company develops, and manufactures unit sets to test navigation and communication equipment, such as ramp testers and bench testers for radios installed in aircraft. The Company recognizes revenue when the customer obtains control of the Company’s product based on the contractual shipping terms of the contract, which is usually at the time of shipment. Revenue on products are presented gross because the Company is primarily responsible for fulfilling the promise to provide the product, is responsible to ensure that the product is produced in accordance with the related supply agreement, and bears the risk of loss while the inventory is in-transit. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring products to the customer.

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

When determining the transaction price of a contract, an adjustment is made if payment from the customer occurs either significantly before or significantly after performance, resulting in a significant financing component. Applying the practical expedient in paragraph 606-10-32-18, the Company does not assess whether a significant financing component exists if the period between when the Company performs its obligations under the contract and when the customer pays is one year or less. None of the Company’s contracts contained a significant financing component as of March 31, 2020.

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

Item 7.          Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Critical Accounting Policies (continued)

Nature of goods and services (continued)

Extended Warranties

The extended warranties sold by the Company provide a level of assurance beyond the coverage for defects that existed at the time of a sale or against certain types of covered damage with coverage terms generally ranging from 5 to 7 years. Amounts received for warranties are recorded as deferred revenue and recognized as revenue ratably over the respective term of the agreements. As of March 31, 2020, approximately $413,554 is expected to be recognized from remaining performance obligations for extended warranties as compared to $361,791 at March 31, 2019. For the year ended March 31, 2020, the Company recognized revenue of $85,311 from amounts that were included in Deferred Revenue as compared to $50,353 for the year ended March 31, 2019.

The following table provides a summary of the changes in deferred revenues related to extended warranties for the year ended March 31, 2020:

Deferred revenues related to extended warranties at April 1, 2019	$361,791
Additional extended warranties	137,074
Revenue recognized for the year ended March 31, 2020	(85,311)
Deferred revenues related to extended warranties at March 31, 2020	$413,554

Other Deferred Revenues

The Company sometimes receives payments in advance of shipment. These amounts are classified as other deferred revenues. For the period ended March 31, 2020, the Company has other deferred revenues of $58,746.

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

Item 7.          Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Critical Accounting Policies (continued)

Disaggregation of revenue

In the following tables, revenue is disaggregated by revenue category.

	For the Year Ended March 31, 2020
	Commercial	Government
Sales Distribution
Test Units	$918,720	$12,737,362
	$918,720	$12,737,362

The remainder of our revenues for the year ended March 31, 2020 are derived from repairs and calibration of $1,525,288, replacement parts of $460,103, extended warranties of $85,311, and other revenues of $48,159.

	For the Year Ended March 31, 2019
	Commercial	Government
Sales Distribution
Test Units	$845,103	$9,239,379
	$845,103	$9,239,379

The remainder of our revenues for the year ended March 31, 2019 are derived from repairs and calibration of $1,686,643, replacement parts of $294,572, and extended warranties of $50,353. We do not disaggregate these revenue streams as they are not deemed an important element related to how management operates the business between segments.

In the following table, revenue is disaggregated by geography.

	For the Year Ended March 31, 2020	For the Year Ended March 31, 2019
Geography
United States	$7,205,596	$9,677,822
International	8,569,347	2,438,228
Total	$15,774,943	$12,116,050

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

Warranty reserves – warranty reserves are based upon historical rates and specific items that are identifiable and can be estimated at time of sale.  While warranty costs have historically been within the Company’s expectations and the provisions established, future warranty costs could be in excess of the Company’s warranty reserves.  A significant increase in these costs could adversely affect the Company’s operating results for the period and the periods these additional costs materialize.  Warranty reserves are adjusted from time to time when actual warranty claim experience differs from estimates. For the year ended March 31, 2020 warranty costs were $51,858 as compared to $58,082 for the year ended March 31, 2019 and are included in Cost of Sales in the accompanying consolidated statement of operations. See Note 7 for warranty reserves.

Item 7.          Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Critical Accounting Policies (continued)

Accounts receivable – the Company performs ongoing credit evaluations of its customers and adjusts credit limits based on customer payment and current credit worthiness, as determined by review of their current credit information.  The Company continuously monitors credits and payments from its customers and maintains provision for estimated credit losses based on its historical experience and any specific customer issues that have been identified. While such credit losses have historically been within our expectation and the provision established, the Company cannot guarantee that it will continue to receive positive results. For the years ended March 31, 2020 and 2019 approximately 30% and 39%, respectively, of the Company’s sales were to the U.S. Government.

Income taxes - deferred tax assets arise from a variety of sources, the most significant being: a) tax losses that can be carried forward to be utilized against profits in future years; b) expenses recognized in the books but disallowed in the tax return until the associated cash flow occurs; and c) valuation changes of assets which need to be tax effected for book purposes but are deductible only when the valuation change is realized. Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using enacted tax rates and laws that are expected to be in effect when such differences are expected to reverse.  The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance for any tax benefit which is not more likely than not to be realized. In assessing the need for a valuation allowance, future taxable income is estimated, considering the realization of tax loss carryforwards. Valuation allowances related to deferred tax assets can also be affected by changes to tax laws, changes to statutory tax rates and future taxable income levels. In the event it was determined that the Company would not be able to realize all or a portion of its deferred tax assets in the future, the Company would reduce such amounts through a charge to income in the period in which that determination is made. Conversely, if it were determined that it would be able to realize the deferred tax assets in the future in excess of the net carrying amounts, Tel would decrease the recorded valuation  allowance through an increase to income in the period in which that determination is made.  In its evaluation of a valuation allowance, the Company takes into account existing contracts and backlog, and the probability that options under these contract awards will be exercised as well as sales of existing products. The Company prepares profit projections based on the revenue and expenses forecast to determine that such revenues will produce sufficient taxable income to realize the deferred tax assets. The Company determined they will be able to realize the majority of its deferred tax assets as a result of its current projections at March 31, 2020.

Off Balance Sheet Arrangements

The Company is not party to any off-balance sheet arrangements that may affect its financial position or its results of operations.

Recently Adopted Authoritative Pronouncements

In February 2016, the FASB established Topic 842, Leases, by issuing Accounting Standards Update (ASU) No. 2016-02, which requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. The new standard establishes a right-of-use model (ROU) that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. The new standard was effective for the Company on April 1, 2019. A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application. An entity may choose to use either (1) its effective date or (2) the beginning of the earliest comparative period presented in the financial statements as its date of initial application. If an entity chooses the second option, the transition requirements for existing leases also apply to leases entered into between the date of initial application and the effective date. The Company adopted the new standard on April 1, 2019 and uses the effective date as the date of initial application. On adoption, the Company recognized additional operating lease liabilities of $508,551 with corresponding ROU assets of the same amount based on the present value of the remaining minimum rental payments under current leasing standards for existing operating leases. .The new standard provides a number of optional practical expedients in transition. The Company elects the ‘package of practical expedients’, which permits the Company not to reassess under the new standard prior conclusions about lease identification, lease classification and initial direct costs. This standard did have a material effect on the Company’s consolidated financial statements – see Note 13 to the consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18 Statement of Cash Flows (Topic 230): Restricted Cash.  ASU 2016-18 requires entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows.  As a result, entities will no longer present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. The ASU requires changes in the Company’s restricted cash to be classified as either operating activities, investing activities or financing activities in the Consolidated Statement of Cash Flows, depending on the nature of the activities that gave rise to the restriction.  The new standard is effective for our annual reporting period ended March 31, 2020 and was adopted on a retrospective approach. The adoption of this standard did not have a significant impact on our financial position and results of operations.

Item 7.          Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

New Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13 Financial Instruments -Credit Losses (Topic 326), Measurement of Credit Losses on Financial Statements.  The amendment in this update replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses on instruments within its scope, including trade receivables. This update is intended to provide financial statement users with more decision-useful information about the expected credit losses. The effective date of the new standard has been deferred to April 1, 2021. We do not expect the adoption of this standard to have a significant impact on our financial position and results of operations.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes - simplifying the accounting for income taxes (Topic 740), which is meant to simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740, Income Taxes.  The amendment also improves consistent application and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance.  This ASU is effective April 1, 2021, and we do not expect the adoption of this standard to have a significant impact on our financial position and results of operations.

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

To the Board of Directors and
Stockholders of Tel-Instrument Electronics Corp.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Tel-Instrument Electronics Corp. (the “Company”) as of March 31, 2020, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2020, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Friedman LLP

We have served as the Company’s auditor since 2019.
Marlton, New Jersey
June 29, 2020

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Tel-Instrument Electronics Corp.

East Rutherford, New Jersey

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Tel-Instrument Electronics Corp. (the “Company”) and subsidiaries as of March 31, 2019, the related consolidated statements of operations, stockholders’ deficit, and cash flows for the year ended March 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at March 31, 2019, and the results of its operations and its cash flows for the year ended March 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, a verdict was rendered against the Company pursuant to an ongoing lawsuit for amounts that raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ BDO USA, LLP

We have served as the Company’s auditor since 2003.

Woodbridge, New Jersey

July 1, 2019

TEL-INSTRUMENT ELECTRONICS CORP.

Consolidated Balance Sheets

ASSETS	March 31, 2020	March 31, 2019
Current assets:
Cash	$3,126,195	$585,856
Accounts receivable, net of allowance for doubtful accounts of $7,500 and $7,500, respectively	1,411,644	2,196,099
Inventories, net	3,092,679	2,932,632
Restricted cash to support appeal bond	2,008,544	2,004,871
Prepaid expenses and other current assets	382,428	275,230
Total current assets	10,021,490	7,994,688

Equipment and leasehold improvements, net	263,750	236,370
Operating lease right-of-use assets	306,740	-
Deferred tax asset, net	2,712,780	63,500
Other assets	35,109	35,109

Total assets	$13,339,869	$8,329,667

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Line of credit	$680,000	$800,000
Finance lease obligations – current portion	49	6,885
Operating lease liabilities – current portion	214,793	-
Accounts payable	739,810	1,058,304
Deferred revenues – current portion	145,168	97,122
Accrued expenses - vacation pay, payroll and payroll withholdings	512,732	394,296
Accrued legal damages	5,657,549	5,312,085
Accrued expenses - related parties	-	3,017
Accrued expenses – other	295,213	432,472
Warrant liability	-	43,500
Total current liabilities	8,245,314	8,147,681

Operating lease liabilities – long-term	91,947	-
Deferred revenues – long-term	327,132	264,669

Total liabilities	8,664,393	8,412,350

Commitments and contingencies

Stockholders’ equity (deficit)
Preferred stock, 1,000,000 shares authorized, par value $0.10 per share
Preferred stock, 500,000 shares 8% Cumulative Series A Convertible Preferred issued and outstanding, par value $0.10 per share	3,515,998	3,275,998
Preferred stock, 166,667 shares 8% Cumulative Series B Convertible Preferred issued and outstanding, par value $0.10 per share	1,087,367	1,007,367
Common stock, 7,000,000 shares authorized, par value $.10 per share, 3,255,887 and 3,255,887 shares issued and outstanding, respectively	325,586	325,586
Additional paid-in capital	7,616,624	7,914,955
Accumulated deficit	(7,870,099)	(12,606,589)

Total stockholders’ equity (deficit)	4,675,476	(82,683)

Total liabilities and stockholders’ equity (deficit)	$13,339,869	$8,329,667

The accompanying notes are an integral part of the consolidated financial statements.

TEL-INSTRUMENT ELECTRONICS CORP.

Consolidated Statements of Operations

	For the years ended March 31,
	2020	2019

Net sales	$15,774,943	$12,116,050

Cost of sales	8,365,042	6,698,830

Gross margin	7,409,901	5,417,220

Operating expenses:
Selling, general and administrative	2,477,548	2,215,521
Litigation expenses	140,050	234,720
Engineering, research and development	2,239,811	2,312,043

Total operating expenses	4,857,409	4,762,284

Income from operations	2,552,492	654,936

Other income (expense):
Interest income	5,819	4,005
Change in fair value of common stock warrants	(73,000)	(43,500)
Interest expense	(55,557)	(100,750)
Interest expense – judgment	(342,544)	(310,663)
Interest expense - related parties	-	(990)

Total other (expense) income	(465,282)	(451,898)

Income before income taxes	2,087,210	203,038

Benefit for income taxes	(2,649,280)	-

Net income	4,736,490	203,038

Deemed dividend related to beneficial conversion feature of Series B Convertible Preferred Stock	-	(420,000)
Preferred dividends	(320,000)	(312,807)

Net income (loss) attributable to common shareholders	$4,416,490	$(529,769)

Basic income (loss) per common share	$1.36	$(0.16)
Diluted income (loss) per common share	$0.95	$(0.16)

Weighted average number of shares outstanding
Basic	3,255,887	3,255,887
Diluted	4,960,665	3,255,887

The accompanying notes are an integral part of the consolidated financial statements.

TEL-INSTRUMENT ELECTRONICS CORP.

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock		Additional
	# of Shares Issued	Amount	# of Shares Issued	Amount	# of Shares Issued	Amount	Paid-In Capital	Accumulated Deficit	Total
Balances at April 1, 2018	500,000	$3,035,998	-	$-	3,255,887	$325,586	$8,046,975	$(12,809,627)	$(1,401,068)
Issuance of Series B Convertible Preferred Stock	-	-	166,667	968,257	-	-	-	-	968,257
Proceeds from short-swing profits from an investor, net	-	-	-	-	-	-	123,074	-	123,074
8% Dividends on Preferred Stock	-	240,000	-	39,110	-	-	(279,110)	-	-
Stock-based compensation	-	-	-	-	-	-	24,016		24,016
Net income	-	-	-	-	-	-	-	203,038	203,038
Balances at March 31, 2019	500,000	3,275,998	166,667	1,007,367	3,255,887	325,586	7,914,955	(12,606,589)	(82,683)
Stock-based compensation	-	-	-	-	-	-	21,669	-	21,669
8% Dividends on Preferred Stock	-	240,000	-	80,000	-	-	(320,000)	-	-
Net income	-	-	-	-	-	-	-	4,736,490	4,736,490
Balances at March 31, 2020	500,000	$3,515,998	166,667	$1,087,367	3,255,887	$325,586	$7,616,624	$(7,870,099)	$4,675,476

The accompanying notes are an integral part of the consolidated financial statements.

TEL-INSTRUMENT ELECTRONICS CORP.

Consolidated Statements of Cash Flows

	For the years ended March 31,
	2020	2019
Cash flows from operating activities:
Net income	$4,736,490	$203,038
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Deferred income taxes	(2,649,280)	-
Depreciation and amortization	104,652	60,954
Amortization of right-of-use assets	201,811	-
Change in fair value of common stock warrant	73,000	43,500
Provision for inventory obsolescence	52,000	78,000
Non-cash stock-based compensation	21,669	24,016

Changes in assets and liabilities:
Decrease (increase) in accounts receivable	784,455	(1,101,050)
(Increase) decrease in inventories	(210,397)	1,264,531
Increase in prepaid expenses and other assets	(107,198)	(127,484)
Decrease in accounts payable	(318,494)	(1,249,509)
Increase in accrued legal damages	345,464	252,095
Increase (decrease) in deferred revenues	110,509	(35,936)
Increase (decrease) in accrued payroll, vacation pay & withholdings	118,436	(53,567)
Decrease in operating lease liabilities	(201,811)	-
(Decrease) increase in accrued expenses – related party and other	(140,276)	162,919
Net cash provided by (used in) operating activities	2,921,030	(478,493)

Cash flows from investing activities:
Acquisition of equipment	(133,682)	(121,790)
Net cash used in investing activities	(133,682)	(121,790)

Cash flows from financing activities:
Repayment of line of credit	(120,000)	(200,000)
Payment of warrant liability	(116,500)	-
Proceeds from short-swing profits from an investor, net of expenses	-	123,075
Proceeds from issuance of convertible preferred stock	-	1,000,000
Expenses associated with convertible preferred stock	-	(31,744)
Repayment of long-term debt	-	(2,124)
Repayment of capitalized lease obligations	(6,836)	(6,875)
Net cash (used in) provided by financing activities	(243,336)	882,332

Net increase in cash and restricted cash	2,544,012	282,049
Cash and restricted cash at beginning of year	2,590,727	2,308,678
Cash and restricted cash at end of year	$5,134,739	$2,590,727

End of year
Cash	$3,126,195	$585,856
Restricted cash	2,008,544	2,004,871
	$5,134,739	$2,590,727
Beginning of year
Cash	$585,856	$307,812
Restricted cash	2,004,871	2,000,866
	$2,590,727	$2,308,678
Supplemental cash flow information:
Taxes paid	$-	$-
Interest paid	$47,494	$82,483

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

Liquidity

As shown on the balance sheet as of March 31, 2019, the Company had recorded accrued legal damages to date of $5.3 million, including interest, as a result of the jury verdict associated with the Aeroflex litigation. The Company’s line of credit agreement was expiring on May 31, 2019.  During June 2019, Bank of America agreed to extend the Company’s line of credit until March 31, 2020 (see Note 22). We had no commitment from any party to provide additional working capital and there was no assurance that any funding would be available as required, or if available, that its terms will be favorable or acceptable to the Company. These factors raised substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements were issued last year.

The second half of fiscal year 2019 showed a strong turnaround in our business. The Company had net income of $1,140,521 for the second half of the fiscal year ended March 31, 2019. For the year ended March 31, 2020, the Company had income before taxes of $2,087,210.

This increase is the mainly the result of increased international business for our Mode 5 test sets, including our T-47/M5, which has received AIMS (Air Traffic Control Radar Beacon System, Identification Friend or Foe, Mark XII/Mark XIIA, Systems) approval, increased shipments of our CRAFT products, especially for Lockheed Martin for the Joint Strike Fighter (“JSF”) program, and the T-4530i and the TS-4530A.

As a result, at March 31, 2020, the Company had a cash balances of $5,134,739, including $2,008,544 in restricted cash to support the appeal bond. The Company also had working capital of $1,776,176 at March 31, 2020, which was negatively impacted by $5,657,549 in accrued legal damages.

In March 2020, Bank of America agreed to extend the line of credit from March 31, 2020 to January 31, 2021. Monthly payments will be interest only (see Note 10 to the consolidated financial statements). On May 4, 2020, the Company received a Paycheck Protection Program Loan in the amount of $772,577 (see Note 22 to the consolidated financial statements).

The Company is very optimistic about the prospects of its appeal for a judgment as a matter of law. The Company was hoping for a decision from the court this calendar year, but this timing will likely be delayed due to the three month COVID-19 related shutdown of the Kansas court system. As such, the appeal process is expected to take at least another year to complete unless a settlement can be reached.

The Company has the ability to settle this case at its sole discretion by withdrawing the appeal and paying the judgment plus interest amount.

Moving forward, the Company believes that our expected cash flows from operations and current cash balances will be sufficient to operate in the normal course of business for next 12 months from the issuance date of these financial statements, including any payments for settlement of the litigation.

TEL-INSTRUMENT ELECTRONICS CORP.

Notes To Consolidated Financial Statements

1.                   Business, Organization, and Liquidity

Impact of the COVID-19 Coronavirus

In December 2019, a novel strain of coronavirus, which causes the disease known as COVID-19, was reported to have surfaced in Wuhan, China. Since then, COVID-19 coronavirus has spread globally. In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic and the U.S. government imposed travel restrictions on travel between the United States, Europe and certain other countries. The impact of this pandemic has been, and will likely continue to be, extensive in many aspects of society, which has resulted, and will likely continue to result, in significant disruptions to the global economy as well as businesses and capital markets around the world.

In response to public health directives and orders and to help minimize the risk of the virus to employees, the Company has taken precautionary measures, including implementing work-from-home policies for certain employees. The impact of the virus, including work-from-home policies, may negatively impact productivity, disrupt the Company's business, and delay certain projects, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on the Company's ability to conduct its business in the ordinary course. Other impacts to the Company's business may include temporary closures of its suppliers and disruptions or restrictions on its employees' ability to travel. Any prolonged material disruption to the Company's employees or suppliers could adversely impact the Company's financial condition and results of operations, including its ability to obtain financing.

2.                  Summary of Significant Accounting Policies

Principles of Consolidation:

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, and include the Company and its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated.

Revenue Recognition:

The Company accounts for revenue recognition in accordance with ASC 606.The core principle of Topic 606 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The ASU defines a five-step process to achieve the core principal and, in doing so, it is possible more judgement and estimates may be required within the revenue recognition process than are currently in use.

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

Test Units/Sets

The Company develops, and manufactures unit sets to test navigation and communication equipment, such as ramp testers and bench testers for radios installed in aircraft. The Company recognizes revenue when the customer obtains control of the Company’s product based on the contractual shipping terms of the contract, usually at time of shipment. Revenue on products are presented gross because the Company is primarily responsible for fulfilling the promise to provide the product, is responsible to ensure that the product is produced in accordance with the related supply agreement, and bears the risk of loss while the inventory is in-transit. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring products to the customer.

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

When determining the transaction price of a contract, an adjustment is made if payment from the customer occurs either significantly before or significantly after performance, resulting in a significant financing component. Applying the practical expedient in paragraph 606-10-32-18, the Company does not assess whether a significant financing component exists if the period between when the Company performs its obligations under the contract and when the customer pays is one year or less. None of the Company’s contracts contained a significant financing component as of March 31, 2020.

Replacement Parts

The Company offers replacement parts for test equipment, ramp testers, and bench testers. Similar to the sale of test units, the control of the product transfers at a point of time and therefore, revenue is recognized at the point in time when the obligation to the customer has been fulfilled.

Extended Warranties

The extended warranties sold by the Company provide a level of assurance beyond the coverage for defects that existed at the time of a sale or against certain types of covered damage with coverage terms generally ranging from 5 to 7 years. Amounts received for warranties are recorded as deferred revenue and recognized as revenue ratably over the respective term of the agreements. As of March 31, 2020, approximately $413,554 is expected to be recognized from remaining performance obligations for extended warranties as compared to $361,791 at March 31, 2019. For the year ended March 31, 2020, the Company recognized revenue of $85,311 from amounts that were included in Deferred Revenue as compared to $50,353 for the year ended March 31, 2019.

The following table provides a summary of the changes in deferred revenues related to extended warranties for the year ended March 31, 2020:

Deferred revenues related to extended warranties at April 1, 2019	$361,791
Additional extended warranties	137,074
Revenue recognized for the year ended March 31, 2020	(85,311)
Deferred revenues related to extended warranties at March 31, 2020	$413,554

Other Deferred Revenues

The Company sometimes receives payments in advance of shipment. These amounts are classified as other deferred revenues. For the period ended March 31, 2020, the Company has other deferred revenues of $58,746.

TEL-INSTRUMENT ELECTRONICS CORP.

Notes To Consolidated Financial Statements

2.                  Summary of Significant Accounting Policies (continued)

Revenue Recognition (continued):

Nature of goods and services (continued)

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

Other

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

Disaggregation of revenue

In the following tables, revenue is disaggregated by revenue category.

	For the Year Ended March 31, 2020
	Commercial	Government
Sales Distribution
Test Units	$918,720	$12,737,362
	$918,720	$12,737,362

The remainder of our revenues for the year ended March 31, 2020 are derived from repairs and calibration of $1,525,288, replacement parts of $460,103, extended warranties of $85,311, and other revenues of $48,159.

TEL-INSTRUMENT ELECTRONICS CORP.

Notes To Consolidated Financial Statements

2.                  Summary of Significant Accounting Policies (continued)

Revenue Recognition (continued):

Disaggregation of revenue (continued)

	For the Year Ended March 31, 2019
	Commercial	Government
Sales Distribution
Test Units	$845,103	$9,239,379
	$845,103	$9,239,379

The remainder of our revenues for the year ended March 31, 2019 are derived from repairs and calibration of $1,686,643, replacement parts of $294,572, and extended warranties of $50,353. We do not disaggregate these revenue streams as they are not deemed an important element related to how management operates the business between segments.

In the following table, revenue is disaggregated by geography.

	For the Year Ended March 31, 2020	For the Year Ended March 31, 2019
Geography
United States	$7,205,596	$9,677,822
International	8,569,347	2,438,228
Total	$15,774,943	$12,116,050

Fair Value of Financial Instruments:

The Company estimates that the fair value of all financial instruments at March 31, 2020 and March 31, 2019, as defined in Financial Accounting Standards Board (“FASB”) ASC 825 “Financial Instruments”, does not differ materially, except for the items discussed below, from the aggregate carrying values of its financial instruments recorded in the accompanying consolidated balance sheets. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value.

The carrying amounts reported in the consolidated balance sheets as of March 31, 2020 and March 31, 2019 for cash, accounts receivable, restricted cash used for the appeal bond, and accounts payable approximate the fair value because of the immediate or short-term maturity of these financial instruments.  Each reporting period we evaluate market conditions including available interest rates, credit spreads relative to our credit rating and liquidity in estimating the fair value of our debt. After considering such market conditions, we estimate that the fair value of debt approximates its carrying value.

Cash: Cash primarily consists of deposits held at major banks.

Concentrations of Credit Risk:

Cash held in banks: The Company maintains cash balances at a financial institution that is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to federally insured limits. At times balances may exceed FDIC insured limits. The Company has not experienced any losses in such accounts.

Accounts Receivable: The Company’s avionics customer base is primarily comprised of airlines, distributors, and the U.S. Government. As of March 31, 2020, the Company believes it has no significant credit risk related to its concentration within its accounts receivable.

TEL-INSTRUMENT ELECTRONICS CORP.

Notes To Consolidated Financial Statements (Continued)

2.                   Summary of Significant Accounting Policies (continued)

Inventories:

Inventories are stated at the lower of cost or net realizable value.  Cost is determined on a first-in, first-out basis.  Inventories are written down if the estimated net realizable value is less than the recorded value. The Company reviews the carrying cost of inventories by product to determine the adequacy of reserves for obsolescence. In accounting for inventories, the Company must make estimates regarding the estimated realizable value of inventory. The estimate is based, in part, on the Company’s forecasts of future sales and age of inventory. If actual conditions are less favorable than those we have projected, we may need to increase our reserves for excess and obsolete inventories. Any increases in our reserves will adversely impact our results of operations. The establishment of a reserve for excess and obsolete inventory establishes a new cost basis in the inventory. Such reserves are not reduced until the product is sold. If we are able to sell such inventory any related reserves would be reversed in the period of sale. In accordance with industry practice, service parts inventory is included in current assets, although service parts are carried for established requirements during the serviceable lives of the products and, therefore, not all parts are expected to be sold within one year.

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

Deferred Revenues:

Amounts billed in advance of the period in which the service is rendered or product delivered are recorded as deferred revenue.  At March 31, 2020 and 2019, deferred revenues totaled $472,300 and $361,791, respectively. See above for additional information regarding our revenue recognition policies.

Net Income (Loss) per Common Share Attributable to Common Shareholders:

Net income (loss) per share attributable to common stockholders has been computed according to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC 260”), “Earnings per Share,” which requires a dual presentation of basic and diluted income (loss) per share (“EPS”). Basic EPS attributable to common stockholders represents net income (loss) less preferred dividends divided by the weighted average number of common shares outstanding during a reporting period. Diluted EPS attributable to common stockholders reflects the potential dilution that could occur if securities, including preferred stock, warrants and options, were converted into common stock. The dilutive effect of outstanding warrants and options is reflected in earnings per share by use of the treasury stock method. The dilutive effect of preferred stock is reflected in earnings per share by use of the if-converted method. In applying the treasury stock method for stock-based compensation arrangements, the assumed proceeds are computed as the sum of the amount the employee must pay upon exercise and the amounts of average unrecognized compensation.

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

During the years ended March 31, 2020 and 2019 the Company did not incur any expense related to interest or penalties for income tax matters, and no such amounts were accrued as of March 31, 2020 and 2019. The Company’s tax years remain open for examination by the tax authorities primarily beginning 2015 through present.

Stock-based Compensation:

The Company accounts for stock-based compensation in accordance with FASB ASC 718 which requires the measurement of stock-based compensation based on the fair value of the award on the date of grant. The Company recognizes compensation cost on awards on a straight-line basis over the vesting period, typically four years. The Company estimates the fair value of each option granted using the Black-Scholes option-pricing model. Additional information and disclosure are provided in Note 17 below.

Long-Lived Assets:

The Company assesses the recoverability of the carrying value of its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future, undiscounted cash flows expected to be generated by an asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. No impairment losses have been recognized for the years ended March 31, 2020 and 2019, respectively.

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

Warranty Reserves:

Warranty reserves are based upon historical rates and specific items that are identifiable and can be estimated at time of sale.  While warranty costs have historically been within the Company’s expectations and the provisions established, future warranty costs could be in excess of the Company’s warranty reserves.  A significant increase in these costs could adversely affect the Company’s operating results for the period and the periods these additional costs materialize.  Warranty reserves are adjusted from time to time when actual warranty claim experience differs from estimates. For the year ended March 31, 2020 warranty costs were $51,858 as compared to $58,082 for the year ended March 31, 2019 and are included in Cost of Sales in the accompanying consolidated statement of operations. See Note 7 for warranty reserves.

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

New Accounting Pronouncements

Recently Adopted Authoritative Pronouncements:

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

TEL-INSTRUMENT ELECTRONICS CORP.

Notes To Consolidated Financial Statements (Continued)

2.                   Summary of Significant Accounting Policies (continued)

New Accounting Pronouncements (continued)

Recently Adopted Authoritative Pronouncements (continued):

At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on the circumstances present. Leases with a term greater than one year are recognized on the balance sheet as right-of-use assets, lease liabilities, and, if applicable, long-term lease liabilities. Lease liabilities and the corresponding right-of-use assets are recorded based on the present values of lease payments over the lease terms. The interest rate implicit in lease contracts is typically not readily determinable. As such, the Company utilizes the appropriate incremental borrowing rates, which are the rates that would be incurred to borrow on a collateralized basis, over similar terms, amounts equal to the lease payments in a similar economic environment. At adoption, the Company recognized additional operating lease liabilities of $508,551 with corresponding ROU assets of the same amount based on the present value of the remaining minimum rental payments under current leasing standards for existing operating leases. The Company's leases generally do not provide an implicit rate, and therefore the Company uses its incremental borrowing rate as the discount rate when measuring operating lease liabilities. The incremental borrowing rate represents an estimate of the interest rate the Company would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of a lease. The Company used incremental borrowing rates as of April 1, 2019 for operating leases that commenced prior to that date. The Company estimated its incremental borrowing rate based on its credit quality, line of credit agreement and by comparing interest rates available in the market for similar borrowings. The Company uses 6.25%. ASU 2016-02 did not have an impact on our consolidated statements of income for the year ended March 31, 2020, but had a significant impact on our consolidated balance sheet as of March 31, 2020.

In November 2016, the FASB issued ASU 2016-18 Statement of Cash Flows (Topic 230): Restricted Cash.  ASU 2016-18 requires entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows.  As a result, entities will no longer present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. The ASU requires changes in the Company’s restricted cash to be classified as either operating activities, investing activities or financing activities in the Consolidated Statement of Cash Flows, depending on the nature of the activities that gave rise to the restriction.  The new standard is effective for our annual reporting period ended March 31, 2020 and was adopted on a retrospective approach. The adoption of this standard did not have a significant impact on our financial position and results of operations.

New Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13 Financial Instruments -Credit Losses (Topic 326), Measurement of Credit Losses on Financial Statements.  The amendment in this update replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses on instruments within its scope, including trade receivables. This update is intended to provide financial statement users with more decision-useful information about the expected credit losses. The effective date of new standard has been deferred to April 1, 2021. We do not expect the adoption of this standard to have a significant impact on our financial position and results of operations.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes - simplifying the accounting for income taxes (Topic 740), which is meant to simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740, Income Taxes.  The amendment also improves consistent application and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance.  This ASU is effective April 1, 2021, and we do not expect the adoption of this standard to have a significant impact on our financial position and results of operations.

No other recently issued accounting pronouncements had or are expected to have a material impact on the Company’s consolidated financial statements.

TEL-INSTRUMENT ELECTRONICS CORP.

Notes To Consolidated Financial Statements (Continued)

3.                   Accounts Receivable

The following table sets forth the components of accounts receivable:

	March 31,
	2020	2019
Government	$1,095,131	$1,951,729
Commercial	324,013	251,870
Less: Allowance for doubtful accounts	(7,500)	(7,500)
	$1,411,644	$2,196,099

4.                   Inventories

Inventories consist of:

	March 31,
	2020	2019
Purchased parts	$3,011,072	$2,709,235
Work-in-process	597,166	721,397
Finished goods	34,441	-
Less: Allowance for obsolete inventory	(550,000)	(498,000)
	$3,092,679	$2,932,632

Work-in-process inventory includes $516,431 and $673,437 for government contracts at March 31, 2020 and 2019, respectively.

 5.                  Equipment and Leasehold Improvements

Equipment and leasehold improvements consist of the following:

	March 31,
	2020	2019
Leasehold improvements	$118,992	$95,858
Machinery and equipment	1,879,397	1,773,349
Automobiles	23,712	23,712
Sales equipment	595,475	595,475
Assets under finance leases	637,189	637,189
Less: Accumulated depreciation & amortization	(2,991,015)	(2,889,213)
	$263,750	$236,370

Depreciation and amortization expense related to the assets above for the years ended March 31, 2020 and 2019 was $104,652 and $60,954 respectively (see Note 12 for additional information on finance leases).

6.                  Restricted Cash to Support Appeal Bond

In January 2018, the Company transferred $2,000,000 to a restricted cash account to secure a letter of credit which was used for collateral for the appeal bond (See Note 21 to the consolidated financial statements).

7.                   Accrued Expenses

Accrued vacation pay, payroll and payroll withholdings consist of the following:

	March 31,
	2020	2019

Accrued vacation pay	$336,039	$325,647
Accrued profit sharing	110,894	-
Accrued compensation and payroll withholdings	65,799	68,649

	$512,732	$394,296

Accrued vacation pay, payroll and payroll withholdings includes $135,105 and $76,214 at March 31, 2020 and 2019, respectively, which is due to officers.

TEL-INSTRUMENT ELECTRONICS CORP.

Notes To Consolidated Financial Statements (Continued)

7.                 Accrued Expenses (continued)

Accrued expenses - other consist of the following:

	March 31,
	2020	2019

Accrued commissions	$32,181	$46,853
Accrued legal costs	47,772	30,000
Accrued consulting fees	5,050	164,059
Warranty reserve	118,734	118,014
Other	91,476	73,546

	$295,213	$432,472

The following table provides a summary of the changes in warranty reserves for the years ended March 31, 2020 and 2019:

	March 31,
	2020	2019
Warranty reserve, at beginning of period	$118,014	$111,983
Warranty expense	51,858	58,082
Warranty deductions	(51,138)	(52,051)
Warranty reserve, at end of period	$118,734	$118,014

Accrued expenses – related parties consists of the following:

	March 31,
	2020	2019

Interest and other expenses due to the Company’s President/CEO	-	3,017

	$-	$3,017

8.                   Income Taxes

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

TEL-INSTRUMENT ELECTRONICS CORP.

Notes To Consolidated Financial Statements (Continued)

 8.                   Income Taxes (continued)

Income tax benefit:

	Fiscal Year Ended
	March 31,	March 31,
	2020	2019
Current:
Federal	$-	$-
State and local	-	-

Total current tax provision	-	-

Deferred:
Federal	-	-
State and local	(409)	-
Release of valuation allowance	(2,648,871)	-

Total deferred tax benefit	(2,649,280)	-

Total benefit	$(2,649,280)	$-0-

The approximate values of the components of the Company’s deferred taxes at March 31, 2020 and 2019 are as follows:

	March 31,	March 31,
	2020	2019
Deferred tax assets (liabilities):
Net operating loss carryforwards	$845,898	$1,345,245
Tax credits	329,032	329,032
Charitable contributions	126	116
Legal damages	1,194,268	1,117,904
Allowance for doubtful accounts	1,575	1,576
Reserve for inventory obsolescence	115,517	104,626
Inventory capitalization	48,750	70,633
Vacation accrual	76,879	68,416
Warranty reserve	24,938	24,794
Deferred revenues	99,197	76,009
Stock options	15,683	15,687
AMT credit	64,766	63,500
Depreciation	(3,849)	5,070
Deferred tax asset	2,812,780	3,222,608
Less valuation allowance	(100,000)	(3,159,108)

Deferred tax asset, net	$2,712,780	$63,500

The recognized deferred tax asset is based upon the expected utilization of its benefit from future taxable income. The Company has federal net operating loss (“NOL”) carryforwards of approximately $4,028,000 as of March 31, 2020. These carryforward losses are available to offset future taxable income, and begin to expire in the year 2027. New Jersey State NOL carryforwards approximate $2,735,000 as of March 31, 2020. New Jersey State NOL carryforwards expire in 20 years, and certain of these amounts begin to expire in 2030.

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

TEL-INSTRUMENT ELECTRONICS CORP.

Notes To Consolidated Financial Statements (Continued)

 8.                   Income Taxes (continued)

A reconciliation of the income tax (benefit) provision at the statutory Federal tax rate of 21% for the years ended March 31, 2020 and 2019, respectively, to the income tax (benefit) provision recognized in the financial statements is as follows:

	March 31,	March 31,
	2020	2019

Income tax provision – statutory rate	$438,314	$42,638
Income tax expenses – state and local, net of federal benefit	67	1,027
Permanent items	5,865	32,031
Change in value of warrants – permanent difference	15,330	9,135
True-up of prior year’s deferred taxes	(36,164)	15,386
Valuation allowance	(3,059,107)	(118,625)
Rate changes	-	3,102
Other	(13,585)	15,306
Income tax provision (benefit)	$(2,649,280)	$-0-

9.                  Related Parties

Subordinated Notes

On February 22, 2010, the Company borrowed $250,000 in exchange for issuing subordinated notes to two executive officers and directors in the amount of $125,000 (individually, the “Subordinated Note” and collectively, the “Subordinated Notes”). The notes became due April 1, 2011 with an interest rate of 1% per month, payable on a monthly basis within 14 days of the end of each month. The holders of Subordinated Notes agreed that the Company’s failure to pay the monthly interest amounts pursuant to the terms of the February 22, 2010 Subordinated Notes will not constitute an event of default on such notes. Upon payment in full of the loan to BCA in November 2014, the Company was able to commence to pay down the principal balance of the Subordinated Notes. During fiscal year 2012, the Company’s Chairman, at the time, passed away. His surviving spouse has retained this Subordinated Note and continues to acknowledge the terms. The remaining principal balances on the notes were fully paid during the year ended March 31, 2017. The Company continues to accrue interest. Total interest expense was $990 for the year ended March 31, 2019. All interest was repaid as of March 31, 2019. Accrued interest at March 31, 2020 and 2019 was $-0- and $-0-, respectively.

Services

The Company has obtained marketing and sales services from a brother-in-law of the Company’s CEO with the related fees and commissions amounting to $145,376 and $161,026 for the years ended March 31, 2020 and 2019, respectively. At March 31, 2020, $15,650 was due this individual, which is included in accounts payable in the accompanying consolidated balance sheet.

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

10.                 Line of Credit (continued)

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

In March 2020, Bank of America extended the line of credit from March 31, 2020 to January 31, 2021. The new agreement includes open availability up to $690,000. Monthly payments are interest only.

During the year ended March 31, 2020 the Company repaid $120,000 against this line of credit. As of March 31, 2020 and March 31, 2019, the outstanding balances were $680,000 and $800,000, respectively.  As of March 31, 2020 the remaining availability under this line is $10,000. The interest rate at March 31, 2020 was 4.74%.

11.                 Commitments

The Company sponsors a 401k Plan in which employee contributions on a pre-tax basis are supplemented by matching contributions by the Company. The Company charged to operations $34,047 and $23,047 as its matching contribution to the Company’s 401k Plan for the years ended March 31, 2020 and 2019, respectively.

12.                Finance and Capital Lease Obligations

The Company has entered into lease commitments for equipment that meet the requirements for capitalization. The equipment has been capitalized and shown in equipment and leasehold improvements in the accompanying consolidated balance sheets.  The related obligations are also recorded in the accompanying consolidated balance sheets and are based upon the present value of the future minimum lease payments with an interest rate of 9%.  The net book value of equipment acquired under capitalized lease obligations amounted to $4,802 and $10,041 at March 31, 2020 and 2019, respectively. There were no new capital lease obligations during the years ended March 31, 2020 and 2019. As of March 31, 2020 and 2019, accumulated amortization under capital leases was $632,387 and $627,148, respectively.

At March 31, 2020 the remaining balance was $49. The Company included capital lease obligations as of March 31, 2019 under the finance lease obligations caption in the consolidated balance sheet.

TEL-INSTRUMENT ELECTRONICS CORP.

Notes To Consolidated Financial Statements (Continued)

13.                Operating Lease Liability

The Company leases its general office and manufacturing facility in East Rutherford, NJ with monthly payments of $18,467 under an operating lease agreement which expired July 31, 2016. The lease is for a five year period, beginning August 1, 2011, with a five year option in a one-story facility. In June 2016, the Company extended the lease term for another five years until August 2021.  Under terms of the lease, the Company is also responsible for its proportionate share of the additional rent to include all real estate taxes, insurance, snow removal, landscaping and other building charges. The Company is also responsible for the utility costs for the premises. The lease has a renewal option for five years.

The Company leases a small office in Lawrence, Kansas under an operating lease agreement which expired June 30, 2020.

The Company also has an operating lease for office equipment with monthly payments of $523 which expires in May 2021.

The Company's leases generally do not provide an implicit rate, and therefore the Company uses its incremental borrowing rate as the discount rate when measuring operating lease liabilities. The incremental borrowing rate represents an estimate of the interest rate the Company would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of a lease. The Company used incremental borrowing rates as of April 1, 2019 for operating leases that commenced prior to that date. The Company estimated its incremental borrowing rate based on its credit quality, line of credit agreement and by comparing interest rates available in the market for similar borrowings. The Company used a discount rate of 6.25% at March 31, 2020.

The following table reconciles the undiscounted future minimum lease payments (displayed by year and in the aggregate) under non-cancelable operating leases with terms of more than one year to the total lease liabilities recognized on the consolidated balance sheet as of March 31, 2020:

2021	$227,880
2022	93,381
Total undiscounted future minimum lease payments	321,261
Less: Difference between undiscounted lease payments and discounted lease liabilities	(14,521)
Present value of net minimum lease payments	306,740
Less current portion	(214,793)
Operating lease liabilities – long-term	$91,947

Total rent expense for the years ended March 31, 2020 and 2019 were $358,328 and $352,529, respectively.

Disclosures related to periods prior to adoption of ASU 2016-02

The Company adopted ASU 2016-02 using a modified retrospective adoption method at April 1, 2019 as noted in Note 2 “Recently Adopted Authoritative Pronouncements”. As required, the following disclosure is provided for periods prior to adoption. Minimum operating lease commitments as of March 31, 2019 that have initial or remaining lease terms in excess of one year are as follows:

Years Ended March 31,	Amount
2020	$327,434
2021	312,431
2022	128,610
$768,475

TEL-INSTRUMENT ELECTRONICS CORP.

Notes To Consolidated Financial Statements (Continued)

14.                Significant Customer Concentrations

For the years ended March 31, 2020 and 2019, sales to the U.S. Government represented approximately 30% and 39%, respectively of net sales. For the year ended March 31, 2020 one direct customer represented 10% of total sales and 12% of government sales. One international distributor represented 13% of total sales and 15% of government sales for the year ended March 31, 2020. One U.S. distributor represented 20% of commercial sales for the year ended March 31, 2020. This U.S. Distributor accounted for 20% and 24% of commercial sales for the years ended March 31, 2020 and 2019, respectively. For the year ended March 31, 2019 one direct customer accounted for 12% of total sales and 16% of government sales for the year ended March 31, 2019. No other customer accounted for more than 10% of commercial or government net sales for the year ended March 31, 2019.

Net sales to foreign customers, which, for the most part, are international distributors were $8,569,347 and $2,438,228 for the years ended March 31, 2020 and 2019, respectively.  All other sales were to customers located in the U.S. The following table presents net sales by U.S. and foreign countries:

	2020	2019
United States	$7,205,596	$9,677,822
Foreign countries	8,569,347	2,438,228
Total Avionics Sales	$15,774,943	$12,116,050

Net sales related to any single foreign country did not comprise more than 10% of consolidated net sales. The Company had no assets outside the United States.

Receivables from the U.S. Government represented approximately 27% and 3%, respectively, of total receivables at March 31, 2020 and 2019, respectively. As of March 31, 2020, two individual customers represented in total 24% of the Company’s outstanding accounts receivable, ranging between 11% and 13% of the Company’s outstanding accounts receivable at March 31, 2020. As of March 31, 2019, three individual customers represented in total 72% of the Company’s outstanding accounts receivable, ranging between 14% and 37% of the Company’s outstanding accounts receivable. No other customers represented more than 10% of outstanding accounts receivable for the years ended March 31, 2020 and 2019.

15.                Series A 8% Convertible Preferred Stock

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

TEL-INSTRUMENT ELECTRONICS CORP.

Notes To Consolidated Financial Statements (Continued)

15.                Series A 8% Convertible Preferred Stock (continued)

The shares of Series A Preferred have a stated value of $6.00 per share (the “Series A Stated Value”) and are convertible into Common Stock at a price of $3.00 per share. The holders of shares of the Series A Preferred shall be entitled to receive dividends out of any assets legally available, to the extent permitted by New Jersey law, at an annual rate equal to 8% of the Series A Stated Value of such shares of Series A Preferred, calculated on the basis of a 360 day year, consisting of twelve 30-day months, and shall accrue from the date of issuance of such shares of Series A Preferred, payable quarterly in cash. Any unpaid dividends shall accrue at the same rate. To the extent not paid on the last day of March, June, September and December of each calendar year, all dividends on any share of Series A Preferred shall accumulate whether or not declared by the Board and shall remain accumulated dividends until paid. As of March 31, 2020 the Company recognized $570,667 as deemed dividends and are included in the carrying value of the Series A Convertible Preferred Stock. The Holders will vote together with the holders of the Company’s Common Stock on an as-converted basis on each matter submitted to a vote of holders of Common Stock (whether at a meeting of shareholders or by written consent). Effective beginning on the third anniversary of the Original Issue Date, and upon 30 days’ written notice to the Holders of Series A Preferred, the Company may, in its sole discretion, redeem the Series A Preferred at the aggregate Series A Stated Value plus any accrued and accumulated but unpaid dividends.

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

16.                Series B 8% Convertible Preferred Stock

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

The shares of Series B Preferred have a stated value of $6.00 per share (the “Series B Stated Value”) and are convertible into Common Stock at a price of $2.00 per share. The holder of shares of the Series B Preferred shall be entitled to receive dividends out of any assets legally available, to the extent permitted by New Jersey law, at an annual rate equal to 8% of the Series B Stated Value of such shares of Series B Preferred, calculated on the basis of a 360 day year, consisting of twelve 30-day months, and shall accrue from the date of issuance of such shares of Series B Preferred, payable quarterly in cash. Any unpaid dividends shall accrue at the same rate. To the extent not paid on the last day of March, June, September and December of each calendar year, all dividends on any share of Series B Preferred shall accumulate whether or not declared by the Board and shall remain accumulated dividends until paid. As of March 31, 2020, the Company recognized $119,110 as deemed dividends and are included in the carrying value of the Series B Convertible Preferred Stock. The Holders will vote together with the holders of the Company’s Common Stock on an as-converted basis on each matter submitted to a vote of holders of Common Stock (whether at a meeting of shareholders or by written consent). Effective beginning on the third anniversary of the Original Issue Date, and upon 30 days’ written notice to the Holders of Series B Preferred, the Company may, in its sole discretion, redeem the Series B Preferred at the aggregate Series B Stated Value plus any accrued and accumulated but unpaid dividends.

TEL-INSTRUMENT ELECTRONICS CORP.

Notes To Consolidated Financial Statements (Continued)

16.                Series B 8% Convertible Preferred Stock (continued)

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

17.                Stock Option Plans

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

TEL-INSTRUMENT ELECTRONICS CORP.

Notes To Consolidated Financial Statements (Continued)

17.                Stock Option Plans (continued)

The fair value of each option awarded is estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table. Expected volatilities are based on historical volatility of Common Stock. The expected life of the options granted represents the period of time from date of grant to expiration (5 years). The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant. There were no stock options granted for the year ended March 31, 2019. The per share weighted-average fair value of stock options granted for the year ended March 31, 2020 was $1.05 on the date of grant using the Black Scholes option-pricing model with the following assumptions:

	Dividend	Risk-free
	Yield	Interest rate	Volatility	Life
2020	0.0%	2.28%	33.15%	5 years

A summary of the status of the Company’s stock option plans for the fiscal years ended March 31, 2020 and 2019 and changes during the years are presented below (in number of options):

	Number of Options	Average Exercise Price	Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding options at April 1, 2018	72,500	$5.26
Options granted	-	$-
Options exercised	-	$-
Options canceled/forfeited	(30,000)	$5.07

Outstanding options at March 31, 2019	42,500	$5.40	1.6 years	$-0-
Options granted	76,000	$3.19
Options exercised	-	$-
Options canceled/forfeited	-	$-

Outstanding options at March 31, 2020	118,500	$3.98	2.8 years	$13,295
Vested Options:
March 31, 2020:	38,000	$5.65	0.3 years	$2,734-
March 31, 2019:	22,500	$5.68	1.3 years	$-0-

Remaining options available for grant were 166,500 and 242,500 as of March 31, 2020 and 2019, respectively.

For the years ended March 31, 2020 and 2019, the unamortized compensation expense for stock options was $61,592 and $9,612, respectively. Unamortized compensation expense is expected to be recognized over a weighted-average period of approximately 1 year.

A summary of the Company’s non-vested shares as of March 31, 2020 and changes during the year ended March 31, 2020 is presented below:

Non-vested Shares	Shares	Weighted-Average Grant-Date Fair value

Non-vested at April 1, 2019	20,000	$5.09
Granted	76,000	$3.19
Vested	(15,500)	$5.60
Forfeited		$-
Non-vested at March 31, 2020	80,500	$3.20

The compensation cost that has been charged was $21,669 and $24,016 for the fiscal years ended March 31, 2020 and 2019, respectively.

 TEL-INSTRUMENT ELECTRONICS CORP.

Notes To Consolidated Financial Statements (Continued)

18.                 Net Income (Loss) per Share

Net income (loss) per share attributable to common stockholders has been computed according to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC 260”), “Earnings per Share,” which requires a dual presentation of basic and diluted income (loss) per share (“EPS”). Basic EPS attributable to common stockholders represents net income (loss) less preferred dividends divided by the weighted average number of common shares outstanding during a reporting period. Diluted EPS attributable to common stockholders reflects the potential dilution that could occur if securities, including preferred stock, warrants and options, were converted into common stock. The dilutive effect of outstanding warrants and options is reflected in earnings per share by use of the treasury stock method. The dilutive effect of preferred stock is reflected in earnings per share by use of the if-converted method. In applying the treasury stock method for stock-based compensation arrangements, the assumed proceeds are computed as the sum of the amount the employee must pay upon exercise and the amounts of average unrecognized compensation.

	March 31, 2020	March 31, 2019
Basic net income (loss) per share computation:
Net income (loss)	$4,736,490	$203,038
Deemed dividend related to beneficial conversion feature of Series B Convertible Preferred Stock	-	(420,000)
Less: Preferred dividends	(320,000)	(312,807)
Net income (loss) attributable to common shareholders	4,416,490	(529,769)
Weighted-average common shares outstanding	3,255,887	3,255,887
Basic net income (loss) per share	$1.36	$(0.16)
Diluted net income (loss) per share computation
Net income (loss) attributable to common shareholders	$4,416,490	$(529,769)
Add: Preferred dividends	320,000	-
Diluted income (loss) attributable to common shareholders	$4,736,490	(529,769)
Weighted-average common shares outstanding	3,255,887	3,255,887
Incremental shares attributable to the assumed exercise of preferred stock, outstanding stock options and warrants	1,704,778	-
Total adjusted weighted-average shares	4,960,665	3,255,887
Diluted net income (loss) per share	$0.95	$(0.16)

The following table summarizes securities that, if exercised, would have an anti-dilutive effect on earnings per share:

	March 31, 2020	March 31, 2019
Convertible preferred stock	-	1,629,778
Stock options	118,500	42,500
Warrants	-	50,000
	118,500	1,722,278

19.                Segment Information

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

TEL-INSTRUMENT ELECTRONICS CORP.

Notes To Consolidated Financial Statements (Continued)

19.                Segment Information (continued)

The tables below present information about reportable segments for the years ended March 31:

	Avionics	Avionics	Avionics	Corporate/
2020	Government	Commercial	Total	Reconciling Items	Total
Net sales	$12,770,363	$3,004,580	$15,774,943	$-	$15,774,943
Cost of Sales	6,606,622	1,758,420	8,365,042	-	8,365,042

Gross Margin	6,163,741	1,246,420	7,409,901	-	7,409,901

Engineering, research, and development			2,239,811	-	2,239,811
Selling, general, and administrative			941,514	1,536,034	2,477,548
Litigation expenses			-	140,050	140,050
Change in fair value of common stock warrant			-	73,000	73,000
Interest income			-	(5,819)	(5,819)
Interest expense - judgment				342,544	342,544
Interest expense - other			-	55,557	55,557
			3,181,325	2,141,366	5,322,691
Income (loss) before income taxes			$4,228,576	$(2,141,366)	$2,087,210

Segment Assets	$3,301,607	$1,202, 716	$4,504,323	$8,835,546	$13,339,869

	Avionics	Avionics	Avionics	Corporate/
2019	Government	Commercial	Total	Reconciling Items	Total
Net sales	$9,239,379	$2,876,671	$12,116,050	$-	$12,116,050
Cost of Sales	4,902,016	1,796,814	6,698,830	-	6,698,830

Gross Margin	4,337,363	1,079,857	5,417,220	-	5,417,220

Engineering, research, and development			2,312,043	-	2,312,043
Selling, general, and administrative			880,641	1,334,880	2,215,521
Litigation expenses			-	234,720	234,720
Change in fair value of common stock warrant			-	43,500	43,500
Interest income			-	(4,005)	(4,005)
Interest expense - judgment				310,663	310,663
Interest expense - other			-	101,740	101,740
			3,192,684	2,021,498	5,214,182
Income (loss) before income taxes			$2,224,536	$(2,021,498)	$203,038

Segment Assets	$4,763,198	$365,533	$5,128,731	$3,200,936	$8,329,667

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as of March 31, 2020 and March 31, 2019. As required by FASB ASC 820, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

March 31, 2020	Level I	Level II	Level III	Total
Warrant Liability	$-	$-	$-	$-
Total Liabilities	$-	$-	$-	$-

March 31, 2019	Level I	Level II	Level III	Total
Warrant Liability	$-	$-	$43,500	$43,500
Total Liabilities	$-	$-	$43,500	$43,500

ASC 815, “Derivatives and Hedging” requires that we mark the value of our warrant liability to market and recognize the change in valuation in our statement of operations each reporting period. Determining the warrant liability to be recorded requires us to develop estimates to be used in calculating the fair value of the warrant.

The following table provides a summary of the changes in fair value of our Level 3 financial liabilities for the years ended March 31, 2020 and 2019 as well as the unrealized gains or losses included in income.

Level 3 Reconciliation – Year Ended 3/31/2020	Balance at beginning of period	Losses for the period (realized and unrealized)	Purchases, issuances, sales and settlements, net	Transfers in or out of Level 3	Balance at the end of period
Warrant liability	$43,500	$73,000	$(116,500)	$-	$-
Total Liabilities	$43,500	$73,000	$(116,500)	$-	$-

Level 3 Reconciliation – Year Ended 3/31/2019	Balance at beginning of period	Losses for the period (realized and unrealized)	Purchases, issuances, sales and settlements, net	Transfers in or out of Level 3	Balance at the end of period
Warrant liability	$-	$43,500	$-	$-	$43,500
Total Liabilities	$-	$43,500	$-	$-	$43,500

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

The value of the warrants for the 50,000 shares of the Company’s common stock at the time of exercise was $116,500, and the Company paid this amount using cash from operations in October 2019, thereby extinguishing the warrant liability. At March 31, 2020 the warrant liability was $-0-.

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

The Journal Entry of Judgment including judgment against the Company in the amount of $1.3 million for tortious interference with prospective business advantage, of $1.5 million for tortious interference with existing contracts, and $2.1 million in punitive damages was entered on November 22, 2017. Pursuant to K.S.A. 16-204(d) “any judgment rendered by a court of this state on or after July 1, 1986, shall bear interest on and after the day on which judgment is rendered at the rate provided by subsection (e). The Kansas Secretary of State publishes the rate amount. The amount published for July 1, 2017 through June 30, 2018 is 5.75% and 6.5% July 1, 2018 through June 30, 2019. The current rate beginning July 1, 2019 is 7.0%. Interest on the $4,900,000 judgment started to accrue on November 22, 2017, the date the judgment was entered. As of March 31, 2020, the outstanding amount of the judgement and accrued interest is $5,657,549.

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

The Company is very optimistic about the prospects of its appeal for a judgment as a matter of law. The Company was hoping for a decision from the court this calendar year but this timing will likely be delayed due to the three month COVID-19 related shutdown of the Kansas court system. As such, the appeal process is expected to take at least another year to complete.

The Company has the ability to settle this case at its sole discretion by withdrawing the appeal and paying the judgment plus interest amount.

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

TEL-INSTRUMENT ELECTRONICS CORP.

Notes To Consolidated Financial Statements (Continued)

22.                Subsequent Events

PPP Loan

On March 27, 2020, President Trump signed the Coronavirus Aid, Relief and Economic Security (the “CARES Act”), which, among other things, outlines the provisions of the Paycheck Protection Program (the “PPP”). The Company determined that it met the criteria to be eligible to obtain a loan under the PPP because, among other reasons, in light of the COVID-19 outbreak and the uncertainty of economic conditions related thereto, the loan was considered necessary to support the Company’s ongoing operations and retain all its employees. In addition, President Trump signed into law the Paycheck Protection Program and Health Care Enhancement Act on April 24, 2020, which increased funding provided by the CARES Act. On May 4, 2020 the Company issued a promissory note (the “Note”) to Bank of America in the principal aggregate amount of $772,577 (the “PPP Loan”) pursuant to the PPP under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The funds were deposited into the Company’s bank account on May 4, 2020. On June 5, 2020 the Paycheck Protection Program Flexibility Act was signed into law and extended the program until December 31, 2020.

Under the terms of the CARES Act, PPP loan recipients can apply for and be granted forgiveness for all or a portion of loan granted under the program. Such forgiveness will be determined, subject to limitations, based on the use of loan proceeds for payment of payroll costs and any payments of mortgage interest, rent, and utilities. No assurance is provided that the Company will obtain forgiveness of the PPP Loan in whole or in part. The PPP Loan has a two-year term and bears interest at a rate of 1% per annum. Monthly principal and interest payments are deferred for six months after the date of disbursement. The PPP Loan may be prepaid at any time prior to maturity with no prepayment penalties. Based on the June 5, 2020 the Paycheck Protection Program Flexibility Act, certain changes will need to be made to the original Note, based on the new law.

Item 9.          Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.        Controls and Procedures

a) Evaluation of disclosure controls and procedures.

As of March 31, 2020, management performed, with the participation of our Chief Executive Officer and Principal Accounting Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(f) under the Securities Exchange Act of 1934.  Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Accounting Officer, as appropriate to allow timely decisions regarding required disclosures. The Company is considered a smaller reporting company under the appropriate SEC guidance and is currently exempt, based on Section 404(b), from attestation requirements on their internal control over financial reporting.  Based on the evaluation required by Rule 13a-15(b) under the Securities Exchange Act of 1934, our Chief Executive Officer and Principal Accounting Officer concluded that as of March 31, 2020, such disclosure controls and procedures were effective.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2020. In making this assessment, Management used the criteria set forth in the framework established by the Committee of Sponsoring Organizations of the Treadway Commission 2013 Internal Control - Integrated Framework (“COSO”). Based on this assessment, Management has not identified any material weaknesses. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the company’s financial reporting.

Management has concluded that the Company did maintain effective internal control over financial reporting as of March 31, 2020, based on the criteria set forth in 2013 Internal Control—Integrated Framework issued by the COSO.

c) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Item 9B.        Other Information

 None.

PART III

Item 10.         Directors, Executive Officers and Corporate Governance

Name (age)	Position	Year First Elected a Director
Stephen A. Fletcher (1) (59)	Director	2011

George J. Leon (2) (3) (76)	Director	1986

Jeffrey C. O’Hara, CPA (1) (4) (62)	Director; President since August 2007; Chief Executive Officer since December 2010; Chief Operating Officer since June 2006; Vice President since 2005	1998

Robert A. Rice (2) (3) (64)	Director	2004

Robert H. Walker (2) (3) (5) (84)	Director and Chairman of the Board since April 2011	1984

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

Corporate Governance and Board Meetings

The Board is responsible for supervision of the overall affairs of the Company.  The Board held three meetings during fiscal year 2020 and each of the nominee directors attended all of the meetings. The Company expects directors to attend all formal Board, committee, and shareholder meetings. Three of the directors, Messrs. Leon, Rice and Walker, are independent as that term is defined under the Securities Exchange Act of 1934.

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

During fiscal 2020, all three members of the Audit Committee attended all four (4) of the Audit Committee meetings.  In the opinion of the Board, and as defined under the Securities Exchange Act of 1934, Messrs. Walker, Leon and Rice are independent of management and free of any relationship which might interfere with their exercise of independent judgment as members of this committee.

The Audit Committee has: (i) reviewed and discussed with management, and with Friedman LLP and BDO USA, LLP, (the “Auditors”) the Company’s audited financial statements for the fiscal year ended March 31, 2020; (ii) reviewed and discussed with management, and with our Auditors the Company’s interim financial statements for the periods ended June 30, 2019, September 30, 2019 and December 31, 2019; (iii) discussed with the Auditors the matters required to be discussed by PCAOB Standard 16, as amended, as adopted by the Public Company Accounting Oversight Board; (iv) received the written disclosures and the letter from the Auditors required by applicable requirements of the Public Company Accounting Oversight Board regarding the Auditors’ communications with the Audit Committee concerning independence; and (v) discussed with the Auditors their independence from the Company.  The Audit Committee has also discussed with management of the Company and the Auditors such other matters and received such assurances from them as it deemed appropriate.  The Audit Committee meets regularly with management and the Auditors, and then with the Auditors without management present, to discuss the result of the Auditors examination, the evaluation of the Company’s internal control over financial reporting and the overall quality of the Company’s accounting.

Compensation Committee

The Compensation Committee, consisting of the independent directors George J. Leon, Robert A. Rice and Robert H. Walker, is responsible for (1) reviewing and evaluating employee stock and other compensation programs and plans, (2) determining the compensation of the Chief Executive Officer, and (3) approving compensation arrangements, including keyman incentive compensation and stock option grants, for management and other employees.  The Board created the Compensation Committee by resolution giving it the foregoing authority.

The Compensation Committee met once during the 2020 fiscal year; Messrs. Leon, Rice and Walker attended the meeting. Messrs. Leon, Rice and Walker are independent, as defined under the Securities Exchange Act of 1934. See “Executive Compensation” below for a discussion of the Committee’s processes and procedures for reviewing and determining compensation.

Section 16(a) Beneficial Ownership Reporting Compliance

As of March 31, 2020, the end of the last fiscal year, the Company believes that all officers, directors and 10% beneficial owners, known to the Company, had, during such last fiscal year, timely filed required forms reporting beneficial ownership of Company securities, based solely on review of certain reports filed with the Securities and Exchange Commission pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, and information furnished to the Company.

Code of Ethics

The Company has had corporate governance standards and policies, regulating officer, director and employee conduct for many years.  In fiscal 2004, we reviewed our standards and policies and incorporated them into our Code of Business Conduct, which we believe satisfies the rules promulgated by the SEC.  The Board has adopted this written Code of Ethics that applies to all of the Company’s officers and employees, including the Chief Executive Officer and the Principal Accounting Officer. A copy of the Code of Ethics has been previously filed. A copy of the Code of Ethics is available to anyone requesting a copy without cost by writing to the Company, attention Joseph P. Macaluso.

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

Item 11.        Executive Compensation

The following table presents information regarding compensation of our principal executive officer, and the most highly compensated executive officers other than the principal executive officer for services rendered during fiscal years 2020 and 2019.

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary ($) (1)	Incentive ($) (2)	Option Awards ($) (3)	All Other Compensation ($) (4)	Total ($)

Jeffrey C. O’Hara, CEO President	2020	180,000	72,968	26,335	25,670	304,973
	2019	180,000	-	-	24,556	204,556

Joseph P. Macaluso PAO	2020	140,000	21,450	10,534	9,867	181,851
	2019	140,000	-	-	9,475	149,475

(1)	The amounts shown in this column represent the dollar value of base cash salary earned by each named executive officer (“NEO”).
(2)	Incentive compensation for 2020. No incentive compensation was made to the NEO’s in 2019, and therefore no amount is shown.
(3)

Amounts in this column represent the fair value required by ASC Topic 718 to be included in our financial statements for all options granted during that year (see Note 17 to Notes to the Consolidated Financial Statements).

(4)	The amounts shown in this column represent amounts for medical and life insurance as well as the Company’s match in the 401(k) Plan.

Grants of Plan-based Awards Table for Fiscal Year

The following table sets forth information on stock options granted during or for the 2020 fiscal year to our named executive officers:

Name	Approval Date	Grant Date	All Other Option Awards: Number of Shares of Stock (#)	Exercise or Base Price of Option Awards ($/Share)	Grant date Fair Value of Option Awards ($)
Jeffrey C. O’Hara	05/08/19	05/08/19	25,000	$3.19	$26,335
Joseph P. Macaluso	05/08/19	05/08/19	10,000	$3.19	$10,534

The exercise price of the options granted was the fair market value at the date of grant of the shares underlying such options. The estimated fair value of the shares underlying such options was determined utilizing the methodology described in Note 17 of the notes to the consolidated financial statements.

Item 11.        Executive Compensation (continued)

Outstanding Equity Awards at Fiscal Year End

The following table sets forth the outstanding stock option grants held by named executive officers at the end of the 2020 fiscal year. The option exercise price set forth in the table is based on the closing market price on the date of grant.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable (1)	Option Exercise Price ($)	Option Expiration Date

Joseph P. Macaluso	2,000	-	$5.85	4/28/20
	-	10,000	$3.19	5/08/24

Jeffrey C. O’Hara	20,000	-	$5.85	4/28/20
	-	25,000	$3.19	5/08/24

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

Options Exercised and Stock Vested During Fiscal Year 2020

No shares were acquired upon exercising options awards by our NEO’s during fiscal year 2020.

Options granted to NEOs are consistent with the terms of options granted to other employees pursuant to the Employee Stock Option Plans (see Note 17 of the Notes to the Consolidated Financial Statements). Options granted to NEOs may be tax sheltered to the grantee, and their value constitutes a charge to the Company (see Notes 2 and 17 to the Consolidated Financial Statements).

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

The percentage of operating profits so determined is then distributed to senior employees, including NEOs and to a category  entitled  “incentive”, based on (a) the amount of the employee’s base salary, (b) his contribution to the Company, (c) the results of that contribution, (d) an estimated amount of his “special effort” on behalf of the Company, (e) his technical expertise, leadership, and management skills, and (f) the level of the overall compensation paid employees performing similar work in competitive companies. For the year ended March 31, 2020, the CEO is expected to receive $72,968 and the PAO will receive $21,450. No incentive awards were made to the NEOs for the year ended March 31, 2019.

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

Item 11.        Executive Compensation (continued)

Director Compensation

Directors who are not employees or officers of the Company receive $1,250 in cash and options, at the then market price, to purchase 1,000 shares of Common Stock for attendance at each in-person meeting and $625 in cash and options to purchase 500 shares of Common Stock for attendance at each formal telephonic meeting of the Board or of a committee of the Board.  Non-employee directors may elect annually to accept the foregoing compensation or waive the stock option element and receive the $2,500 in cash for attendance at the in-person meeting and $1,250 in cash for each formal telephone meeting. During fiscal year 2020 non-employee directors earned the following compensation pursuant to this plan.

Name	Cash Compensation	Option Awards ($)(1)(2)	Total $
George J. Leon	$10,000	$-0-	$10,000
Robert A. Rice	$10,000	$-0-	$10,000
Robert H. Walker (3)	$10,000	$-0-	$10,000
Stephen A. Fletcher	$5,000	$-0-	$5,000

(1)	Amounts in this column, if any, represent the fair value required by ASC 718 to be included in our financial statements for all options granted during fiscal year 2020.
(2)	There are no options outstanding for the directors.
(3)	Mr. Walker also receives a monthly stipend of $2,400 for his additional responsibility as Chairman of the Board.

Compensation Policy

The Company does not believe that its compensation policies are reasonably likely to increase corporate risk or have a material adverse effect on the Company.

Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information known to the Company with respect to the beneficial ownership as of June 19, 2020, by (i) all persons who are beneficial owners of five percent (5%) or more of the Company’s Common Stock, (ii) each director and nominee, (iii) the executive officers, and (iv) all current directors and executive officers as a group. A person is considered to beneficially own any shares: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, or (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days through an exercise of stock options or warrants. Unless otherwise indicated, voting and investment power relating to the shares shown in the tables for our directors and executive officers is exercised solely by the beneficial owner or shared by the owner and the owner’s spouse or children.

For purposes of these tables, a person or group of persons is deemed to have “beneficial ownership” of any shares of Common Stock that such person has the right to acquire within 60 days of June 19, 2020. For purposes of computing the percentage of outstanding shares of our Common Stock held by each person or group of persons, any shares that such person or persons has the right to acquire within 60 days of June 19, 2020 is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership.

Name and Address	Number of Shares Beneficially Owned		Percentage of Class (1)

Named Directors and Officers

Stephen A. Fletcher, Director	3,200	(2)	0.1%
3995 Oleander Court
Orange Beach, AL 36561

George J. Leon, Director	455,971	(3)	14.0%
168 Redpath Avenue
Toronto, Ontario, Canada M4P 2K6

Jeffrey C. O’Hara, CEO, Director	249,356	(4)	7.6%
853 Turnbridge Circle
Naperville, IL 60540

Robert A. Rice, Director	75,564		2.3%
5 Roundabout Lane
Cape Elizabeth, ME 04107

Robert H. Walker, Director	75,053		2.3%
27 Vantage Court
Port Jefferson, NY 11777

Joseph P. Macaluso, PAO	15,013	(5)	0.5%
167 Tennis Court
Wall Township, NJ 07719

All officers and directors as a group (6 persons)	874,157	(6)	26.8%

Vincent J. Dowling, Jr.	1,582,774	(7)	35.2%
54 Ledyard Road
West Hartford, CT 06117

Mrs. Sadie Fletcher	640,907	(8)	19.7%
657 Downing Lane
Williamsville, NY 14221

Vincent J. Dowling, Sr.	559,556	(9)	14.7%
102 Island Creek Drive
Indian river Shores, FL 32963

All officers, directors and 5% holders as a group (9 persons)	3,657,394	(10)	72.2%

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

(4)	Includes 5,000 shares subject to currently exercisable stock options owned by Mr. O’Hara.

(5)	Includes 2,000 shares subject to currently exercisable stock options owned by Mr. Macaluso.

(6)	Includes 7,000 shares subject to currently exercisable options held by all executive officers and directors of the Company (including those individually named above).

(7)

Based on Form 4 filed with the SEC on March 27, 2019. Includes 50,000 shares subject to currently exercisable warrants. Also includes 1,000,000 shares of common stock that may be acquired upon conversion of the Series A Convertible Preferred Stock as well as an additional 190,222 shares that may be acquired based on accrued dividends. The Holder(s) of the Series A Convertible Preferred Stock can vote together with the holders of the Company’s common stock (“Common Stock”) on an as-converted basis on each matter submitted to a vote of holders of Common Stock (whether at a meeting of shareholders or by written consent). In any such vote, the number of votes that may be cast by a Holder shall be equal to one (1) vote for each Conversion Share underlying such Holder’s outstanding shares of Series A Convertible Preferred Stock, subject to adjustment based on the applicable Maximum Conversion Amount, as of the record date for such vote or written consent or, if there is no specified record date, as of the date of such vote or written consent (see Note 15 to the consolidated financial statements).

(8)

Represents 640,907 shares owned by the Estate of Harold K. Fletcher, former Chief Executive Officer and director of the Company. Mrs. Fletcher is the mother of Stephen A. Fletcher, a director of the Company.

(9)

Includes 500,000 shares of common stock that may be acquired upon conversion of the Series B Convertible Preferred Stock as well as an additional 59,556 shares that may be acquired based on accrued dividends. The Holder(s) of the Series B Convertible Preferred Stock can vote together with the holders of the Company’s common stock (“Common Stock”) on an as-converted basis on each matter submitted to a vote of holders of Common Stock (whether at a meeting of shareholders or by written consent). In any such vote, the number of votes that may be cast by a Holder shall be equal to one (1) vote for each Conversion Share underlying such Holder’s outstanding shares of Series B Convertible Preferred Stock (see Note 16 to the consolidated financial statements).

(10)

Includes 7,000 shares subject to currently exercisable options held by all executive officers and directors of the Company (including those individually named above). Also 50,000 shares subject to currently exercisable warrants and 1,000,000 and 190,222 shares of common stock that may be acquired upon conversion of the Series A Convertible Preferred Stock and accrued dividends and 559,556 shares of common stock that may be acquired upon conversion of the Series B Convertible Preferred Stock and accrued dividends (see 6, 7 and 9 above).

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

The following table provides information as of March 31, 2020 regarding compensation plans under which equity securities of the Company are authorized for issuance. See “Equity Compensation Plan Information” under Item 12 below.

Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of options remaining available for future issuance under Equity Compensation Plans
Equity Compensation Plans approved by shareholders	118,500	$3.98	166,500
Equity Compensation Plans not approved by shareholders	-	-	-
Total	118,500	$3.98	166,500

* See discussion above and Note 17 of Notes to the Consolidated Financial Statements.

Item 13.        Certain Relationships and Related Transactions and Director Independence

On February 22, 2010, the Company borrowed $250,000 in exchange for issuing subordinated notes to two executive officers and directors in the amount of $125,000 (individually, the “Subordinated Note” and collectively, the “Subordinated Notes”). The notes became due April 1, 2011 with an interest rate of 1% per month, payable on a monthly basis within 14 days of the end of each month. The holders of Subordinated Notes agreed that the Company’s failure to pay the monthly interest amounts pursuant to the terms of the February 22, 2010 Subordinated Notes will not constitute an event of default on such notes. Upon payment in full of the loan to BCA in November 2014, the Company was able to commence to pay down the principal balance of the Subordinated Notes. During fiscal year 2012, the Company’s Chairman, at the time, passed away. His surviving spouse has retained this Subordinated Note and continues to acknowledge the terms. The remaining principal balances on the notes were fully paid during the year ended March 31, 2017. The Company continues to accrue interest. Total interest expense was $990 for the year ended March 31, 2019. All interest was repaid as of March 31, 2019. Accrued interest at March 31, 2020 and 2019 was $-0- and $-0-, respectively.

The Company has obtained marketing and sales services from a brother-in-law of the Company’s CEO with the related fees and commissions amounting to $145,376 and $161,026 for the years ended March 31, 2020 and 2019, respectively.

Director Independence

On an annual basis, each director and executive officer is obligated to disclose any transactions with the Company in which a director or executive officer, or any member of his or her immediate family, have a direct or indirect material interest in accordance with Item 407(a) of Regulation S-K.

As of June 24, 2020, the Board determined that the following directors are independent under these standards:

         Robert Walker, George Leon and Robert Rice.

Item 14.        Principal Accounting Fees and Services

As previously reported, the Audit Committee appointed Friedman, LLP to serve as the Company's independent auditor for fiscal year 2020. BDO USA, LLP served as the Company’s registered public accountants for the year ended March 31, 2019.

For the fiscal years ended March 31, 2020 and 2019, professional services were performed by Friedman, LLP and BDO USA, LLP, the Company’s independent registered public accountants.  Fees for those years were as follows:

	2020	2019

Audit Fees	$157,620	$151,300
Audit-Related Fees	-	-
Total Audit and Audit-Related Fees	157,620	151,300
Tax Fees	-	-
All Other Fees	-	-

Total	$157,620	$151,300

Audit Fees.  This category includes the audit of the Company’s consolidated financial statements and reviews of the financial statements included in the Company’s Quarterly Reports on Form 10-Q and Form 10-K.  It also includes advice on accounting matters that arose during, or as a result of, the audit or the review of interim financial statements, and services which are normally provided in connection with regulatory filings, or in an auditing engagement. BDO USA, LLP performed the audit for the fiscal year ended March 31, 2019 and reviews for the first quarter of year 2020. Friedman, LLP performed the audit for the fiscal year ended March 31, 2020 and the reviews for the second and third quarters of fiscal year 2020.

Audit Related Fees, tax and other fees.  No fees under these categories were paid to Friedman, LLP or BDO USA, LLP in 2020 and/or 2019.

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

(10.9)	Subscription Agreement between Registrant and Subscriber (incorporated by reference to the Company’s Report on Form 8-K filed with the SEC on November 21, 2012).
(10.10)	Loan Agreement with Bank of America (incorporated by reference to the Company’s Report on Form 10-Q filed with the SEC on February 17, 2015).
(10.11)	Form of Subscription Agreement (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 16, 2017.)
(10.12)	2016 Stock Option Plan (incorporated by reference to the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on December 27, 2016.)
(10.13)	Form of Subscription Agreement (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 9, 2018).
(21.1)	List of Subsidiaries
(23.1)	Consent of Independent Registered Public Accounting Firm – Friedman LLP
(23.2)	Consent of Independent Registered Public Accounting Firm – BDO USA, LLP.
(31.1)	Certification by CEO pursuant to Rule 15d-14 under the Securities Exchange Act.
(31.2)	Certification by PAO pursuant to Rule 15d-14 under the Securities Exchange Act.
(32.1)	Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(32.2)	Certification by PAO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	Taxonomy Extension Schema Document
101.CAL	Taxonomy Extension Calculation Linkbase Document
101.DEF	Taxonomy Extension Definition Linkbase Document
101.LAB	Taxonomy Extension Label Linkbase Document
101.PRE	Taxonomy Extension Presentation Linkbase Document

The Company will furnish to a stockholder, upon request, any exhibit at cost.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEL-INSTRUMENT ELECTRONICS CORP.
(Registrant)

Dated: June 29, 2020	By:	/s/ Jeffrey C. O’Hara
Jeffrey C. O’Hara
CEO and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated and by signature hereto.

Signature	Title	Date

/s/ Jeffrey C. O’Hara	CEO, President, and Director	June 29, 2020
Jeffrey C. O’Hara

/s/ Joseph P. Macaluso	Principal Accounting Officer (Principal Financial Officer and Principal Accounting Officer)	June 29, 2020
Joseph P. Macaluso

/s/ Stephen A. Fletcher	Director	June 29, 2020
Stephen A. Fletcher

/s/ George J. Leon	Director	June 29, 2020
George J. Leon

/s/ Robert A. Rice	Director	June 29, 2020
Robert A. Rice

/s/ Robert H. Walker	Chairman of the Board, Director	June 29, 2020
Robert H. Walker