Form 10-Q
period 2020-06-30
TEL INSTRUMENT ELECTRONICS CORP
filed 2020-08-19
CIK 96885

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2020

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

As of August 11, 2020, there were 3,255,887 shares outstanding of the registrant’s common stock.

TEL-INSTRUMENT ELECTRONICS CORP.

PART I – FINANCIAL INFORMATION

Item 1.  Unaudited Condensed Consolidated Financial Statements.

TEL-INSTRUMENT ELECTRONICS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2020	March 31, 2020
	(unaudited)
ASSETS

Current assets:
Cash	$3,185,796	$3,126,195
Accounts receivable, net	1,809,297	1,411,644
Inventories, net	3,483,883	3,092,679
Restricted cash to support appeal bond	2,009,543	2,008,544
Prepaid expenses and other current assets	288,555	382,428
Total current assets	10,777,074	10,021,490

Equipment and leasehold improvements, net	249,596	263,750
Operating lease right-of-use assets	254,290	306,740
Deferred tax asset, net	2,650,890	2,712,780
Other long-term assets	35,109	35,109
Total assets	$13,966,959	$13,339,869

LIABILITIES & STOCKHOLDERS’ EQUITY

Current liabilities:
Line of credit	$680,000	$680,000
SBA PPP loan – current portion	321,145	-
Operating lease liabilities – current portion	217,643	214,793
Accounts payable and accrued liabilities	944,151	1,035,023
Deferred revenues – current portion	90,257	145,168
Accrued legal damages	5,732,693	5,657,549
Finance lease obligations – current portion	-	49
Accrued payroll, vacation pay and payroll taxes	440,043	512,732
Total current liabilities	8,425,932	8,245,314

Operating lease liabilities – long-term	36,647	91,947
Deferred revenues – long-term	311,216	327,132
SBA PPP loan – long term	401,432	-

Total liabilities	9,175,227	8,664,393

Commitments and contingencies

Stockholders’ equity:
Preferred stock, 1,000,000 shares authorized, par value $0.10 per share
Preferred stock, 500,000 shares 8% Cumulative Series A Convertible Preferred issued and outstanding, par value $0.10 per share	3,575,998	3,515,998
Preferred stock, 166,667 shares 8% Cumulative Series B Convertible Preferred issued and outstanding, par value $0.10 per share	1,107,367	1,087,367
Common stock, 7,000,000 shares authorized, par value $0.10 per share, 3,255,887 shares issued and outstanding, respectively	325,586	325,586
Additional paid-in capital	7,541,900	7,616,624
Accumulated deficit	(7,759,119)	(7,870,099)
Total stockholders’ equity	4,791,732	4,675,476
Total liabilities and stockholders’ equity	$13,966,959	$13,339,869

See accompanying notes to unaudited condensed consolidated financial statements.

TEL-INSTRUMENT ELECTRONICS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	June 30, 2020	June 30, 2019

Net sales	$2,939,437	$3,306,462
Cost of sales	1,434,826	1,724,858

Gross margin	1,504,611	1,581,604

Operating expenses:
Selling, general and administrative	661,251	612,471
Litigation costs	2,696	10,507
Engineering, research and development	631,953	525,103
Total operating expenses	1,295,900	1,148,081

Income from operations	208,711	433,523

Other income (expense):
Change in fair value of common stock warrants	-	(78,500)
Other income	13,854	-
Interest income	2,846	1,000
Interest expense – judgment	(75,144)	(80,510)
Interest expense	(9,780)	(17,737)
Total other expense	(68,224)	(175,747)

Income before income taxes	140,487	257,776

Income tax expense	29,507	-

Net income	110,980	257,776

Preferred stock dividends	(80,000)	(80,000)

Net income attributable to common shareholders	$30,980	$177,776

Net income per share:
Basic income per common share	$0.01	$0.05
Diluted income per common share	$0.01	$0.04

Weighted average shares outstanding:
Basic	3,255,887	3,255,887
Diluted	3,255,887	4,915,665

See accompanying notes to unaudited condensed consolidated financial statements.

TEL-INSTRUMENT ELECTRONICS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the Three Months Ended June 30, 2020 and 2019

(Unaudited)

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock
	# of Shares Issued	Amount	# of Shares Issued	Amount	# of Shares Issued	Amount	Additional Paid-In Capital	Accumulated Deficit	Total
Balances at April 1, 2020	500,000	$3,515,998	166,667	$1,087,367	3,255,887	$325,586	$7,616,624	$(7,870,099)	$4,675,476
8% Dividends on Preferred Stock	-	60,000	-	20,000	-	-	(80,000)	-	-
Stock-based compensation	-	-	-	-	-	-	5,276	-	5,276
Net income	-	-	-	-	-	-	-	110,980	110,980
Balances at June 30, 2020	500,000	$3,575,998	166,667	$1,107,367	3,255,887	$325,586	$7,541,900	$(7,759,119)	$4,791,732

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock
	# of Shares Issued	Amount	# of Shares Issued	Amount	# of Shares Issued	Amount	Additional Paid-In Capital	Accumulated Deficit	Total
Balances at April 1, 2019	500,000	$3,275,998	166,667	$1,007,367	3,255,887	$325,586	$7,914,955	$(12,606,589)	$(82,683)
8% Dividends on Preferred Stock	-	60,000	-	20,000	-	-	(80,000)	-	-
Stock-based compensation	-	-	-	-	-	-	5,841	-	5,841
Net income	-	-	-	-	-	-	-	257,776	257,776
Balances at June 30, 2019	500,000	$3,335,998	166,667	$1,027,367	3,255,887	$325,586	$7,840,796	$(12,348,813)	$180,934

See accompanying notes to unaudited condensed consolidated financial statements.

TEL-INSTRUMENT ELECTRONICS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	June 30, 2020	June 30, 2019

Cash flows from operating activities:
Net income	$110,980	$257,776
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Deferred income taxes	61,890	-
Depreciation and amortization	29,540	19,075
Amortization of right of use assets	52,450	-
Provision for inventory obsolescence	10,000	10,000
Change in fair value of common stock warrant	-	78,500
Non-cash stock-based compensation	5,276	5,841

Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(397,653)	620,127
Increase in inventories	(401,204)	(175,342)
Decrease in prepaid expenses & other assets	93,873	1,286
Decrease in accounts payable and accrued liabilities	(90,872)	(572,448)
(Decrease) increase in accrued payroll, vacation pay and payroll taxes	(72,689)	26,957
(Decrease) increase in deferred revenues	(70,827)	115,489
(Decrease) increase in operating lease liabilities	(52,450)	-
Increase in accrued legal damages	75,144	83,450
Net cash (used in) provided by operating activities	(646,542)	470,711

Cash flows from investing activities:
Purchases of equipment	(15,386)	(23,507)
Net cash used in investing activities	(15,386)	(23,507)

Cash flows from financing activities:
Proceeds from SBA PPP loan	722,577	-
Repayment of line of credit	-	(50,000)
Repayment of finance lease obligations	(49)	(602)
Net cash provided by (used in) financing activities	722,528	(50,602)

Net increase in cash and restricted cash	60,600	396,602
Cash and restricted cash at beginning of period	5,134,739	2,590,727
Cash and restricted cash at end of period	$5,195,339	$2,987,329

End of period
Cash	$3,185,796	$981,806
Restricted cash	2,009,543	2,005,523
	$5,195,339	$2,987,329
Beginning of period
Cash	$3,126,195	$585,856
Restricted cash	2,008,544	2,004,871
	$5,134,739	$2,590,727

Supplemental cash flow information:
Taxes paid	$-	$-
Interest paid	$4,962	$20,747

Supplemental disclosure of non-cash financing activities:

Upon adoption of ASC 842, Leases, on April 1, 2019 the Company recorded $508,551 of right-use assets and related operating leases liabilities.

See accompanying notes to unaudited condensed consolidated financial statements.

TEL-INSTRUMENT ELECTRONICS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Business, Organization and Liquidity

Business and Organization

Tel-Instrument Electronics Corp. (“Tel”, “TIC” or the “Company”) has been in business since 1947.  The Company is a leading designer and manufacturer of avionics test and measurement instruments for the global, commercial air transport, general aviation, and government/military defense markets.  Tel provides instruments to test, measure, calibrate, and repair a wide range of airborne navigation and communication equipment.  The Company sells its equipment in both domestic and international markets. Tel continues to develop new products in anticipation of customers’ needs and to maintain its strong market position.  Its development of multi-function testers has made it easier for customers to perform ramp tests with less operator training, fewer test sets, and lower product support costs.  The Company has become a major manufacturer and supplier of Identification Friend or Foe (“IFF”) flight line test equipment over the last few years.

The Company is publicly traded and was quoted on the Over-the-Counter Market Place (“OTCQB”) under the symbol “TIKK”.

The Company’s operations have been affected by the recent and ongoing outbreak of the coronavirus disease 2019 (COVID-19) which in March 2020, was declared a pandemic by the World Health Organization. While the business is still strong, we have been impacted by the pandemic in our commercial business and delays in orders from some of our military customers. The pandemic has also impacted our supply chain and our labor force, but we have been working through these issues without having any significant delays. Our international business remains strong mainly due to our Mode 5 test sets, including our T-47/M5, which has received AIMS (Air Traffic Control Radar Beacon System, Identification Friend or Foe, Mark XII/Mark XIIA, Systems) approval, our CRAFT products, especially for Lockheed Martin for the Joint Strike Fighter (“JSF”) program, and the T-4530i and the TS-4530A. The ultimate disruption which may be caused by the outbreak is uncertain; however, it may result in a material adverse impact on the Company’s financial position, operations and cash flows. Possible areas that may be affected include, but are not limited to, disruption to the Company’s customers and revenue, labor workforce, inability of customers to pay outstanding accounts receivable due and owing to the Company as they limit or shut down their businesses,  customers seeking relief or  extended payment plans relating to accounts receivable due and owing to the Company, unavailability of products and supplies used in operations, and the decline in value of assets held by the Company, including property and equipment.

Moving forward, we believe that our expected cash flows from operations, as a result of the increase in business, and current cash balances, which amounted to $5.2 million, including the $2 million is restricted cash will be sufficient to operate in the normal course of business for next 12 months from the issuance date of these financial statements, including any payments for settlement of the litigation.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of Tel-Instrument Electronics Corp. as of June 30, 2020, the results of operations and changes in stockholders’ equity (deficit) for the three months ended June 30, 2020 and June 30, 2019, and statements of cash flows for the three months ended June 30, 2020 and June 30, 2019.  These results are not necessarily indicative of the results to be expected for the full year.  The unaudited condensed consolidated financial statements have been prepared in accordance with the requirements of Form 10-Q and consequently do not include disclosures normally made in an Annual Report on Form 10-K.  The March 31, 2020 balance sheet included herein was derived from the audited financial statements included in the Company’s Annual Report on Form 10-K as of that date.  Accordingly, the unaudited condensed consolidated financial statements included herein should be reviewed in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2020, as filed with the United States Securities and Exchange Commission (the “SEC”) on June 29, 2020 (the “Annual Report”).

Revenue Recognition

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

TEL-INSTRUMENT ELECTRONICS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2 – Summary of Significant Accounting Policies (continued)

Revenue Recognition (continued)

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

When determining the transaction price of a contract, an adjustment is made if payment from the customer occurs either significantly before or significantly after performance, resulting in a significant financing component. Applying the practical expedient in paragraph 606-10-32-18, the Company does not assess whether a significant financing component exists if the period between when the Company performs its obligations under the contract and when the customer pays is one year or less. None of the Company’s contracts contained a significant financing component as of June 30, 2020.

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

TEL-INSTRUMENT ELECTRONICS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2 – Summary of Significant Accounting Policies (continued)

Revenue Recognition (continued)

Extended Warranties

The extended warranties sold by the Company provide a level of assurance beyond the coverage for defects that existed at the time of a sale or against certain types of covered damage with coverage terms generally ranging from 5 to 7 years. Amounts received for warranties are recorded as deferred revenue and recognized as revenue ratably over the respective term of the agreements. As of June 30, 2020, approximately $391,414 is expected to be recognized from remaining performance obligations for extended warranties as compared to $413,554 at March 31, 2020.  For the three months ended June 30, 2020, the Company recognized revenue of $22,140 from amounts that were included in Deferred Revenue as compared to $19,491 for the three months ended June 30, 2019.

The following table provides a summary of the changes in deferred revenues for the three months ended June 30, 2020:

Deferred revenues at April 1, 2020	$413,554
Additional extended warranties	-
Revenue recognized for the three months ended June 30, 2020	(22,140)
Deferred revenues at June 30, 2020	$391,414

Other Deferred Revenues

The Company sometimes receives payments in advance of shipment. These amounts are classified as other deferred revenues. For the periods ended June 30, 2020 and March 31, 2020, the Company has other deferred revenues of $10,059 and $58,746, respectively.

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

TEL-INSTRUMENT ELECTRONICS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2 – Summary of Significant Accounting Policies (continued)

Revenue Recognition (continued)

Other (continued)

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

Disaggregation of revenue

In the following tables, revenue is disaggregated by revenue category.

	For the Three Months Ended June 30, 2020
	Commercial	Government
Sales Distribution
Test Units	$58,573	$2,563,277
	$58,573	$2,563,277

The remainder of our revenues for the three months ended June 30, 2020 are derived from repairs and calibration of $277,898, replacement parts of $16,070, extended warranties of $22,140 and other revenues of $1,479. We do not disaggregate these revenue streams as they are not deemed an important element related to how management operates the business between segments.

	For the Three Months Ended June 30, 2019
	Commercial	Government
Sales Distribution
Test Units	$295,923	$2,504,140
	$295,923	$2,504,140

The remainder of our revenues for the three months ended June 30, 2019 are derived from repairs and calibration of $403,365, replacement parts of $81,634, extended warranties of $19,491 and other revenues of $1,909. We do not disaggregate these revenue streams as they are not deemed an important element related to how management operates the business between segments.

In the following table, revenue is disaggregated by geography.

	For the Three Months Ended June 30, 2020	For the Three Months Ended June 30, 2019
Geography
United States	$1,714,599	$2,912,737
International	1,224,838	393,725
Total	$2,939,437	$3,306,462

TEL-INSTRUMENT ELECTRONICS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2 – Summary of Significant Accounting Policies (continued)

New Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13 Financial Instruments -Credit Losses (Topic 326), Measurement of Credit Losses on Financial Statements.  The amendment in this update replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses on instruments within its scope, including trade receivables. This update is intended to provide financial statement users with more decision-useful information about the expected credit losses. The effective date of the new standard has been deferred to April 1, 2023. We do not expect the adoption of this standard to have a significant impact on our financial position and results of operations.

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

Note 3 – Accounts Receivable, net

The following table sets forth the components of accounts receivable:

	June 30, 2020	March 31, 2020
Government	$1,473,831	$1,095,131
Commercial	342,966	324,013
Less: Allowance for doubtful accounts	(7,500)	(7,500)
	$1,809,297	$1,411,644

Note 4 – Restricted Cash to Support Appeal Bond

In January 2018, the Company transferred $2,000,000 to a restricted cash account to secure a letter of credit which was used for collateral for the appeal bond (See Note 12).

Note 5 – Inventories, net

Inventories consist of:

	June 30, 2020	March 31, 2020

Purchased parts	$2,700,907	$3,011,072
Work-in-process	1,281,839	597,166
Finished goods	61,137	34,441
Less: Inventory reserve	(560,000)	(550,000)
	$3,483,883	$3,092,679

TEL-INSTRUMENT ELECTRONICS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 6 – Net Income per Share

Net income per share has been computed according to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC 260”), “Earnings per Share,” which requires a dual presentation of basic and diluted income per share (“EPS”). Basic EPS represents net income divided by the weighted average number of common shares outstanding during a reporting period. Diluted EPS reflects the potential dilution that could occur if securities, including preferred stock, warrants and options, were converted into common stock. The dilutive effect of outstanding warrants and options is reflected in earnings per share by use of the treasury stock method. The dilutive effect of preferred stock is reflected in earnings per share by use of the if-converted method. In applying the treasury stock method for stock-based compensation arrangements, the assumed proceeds are computed as the sum of the amount the employee must pay upon exercise and the amounts of average unrecognized compensation.

	Three Months Ended	Three Months Ended
	June 30, 2020	June 30, 2019
Basic net income per share computation:
Net income	$110,980	$257,776
Less: Preferred dividends	(80,000)	(80,000)
Net income attributable to common shareholders	30,980	177,776
Weighted-average common shares outstanding	3,255,887	3,255,887
Basic net income per share	$0.01	$0.05
Diluted net income per share computation
Net income attributable to common shareholders	$30,980	$177,776
Add: Preferred dividends	-	80,000
Diluted income attributable to common shareholders	$30,980	$257,776
Weighted-average common shares outstanding	3,255,887	3,255,887
Incremental shares attributable to the assumed conversion of preferred stock, and exercise of outstanding stock options and warrants	-	1,659,778
Total adjusted weighted-average shares	3,255,887	4,915,665
Diluted net income per share	$0.01	$0.04

The following table summarizes securities that, if exercised, would have an anti-dilutive effect on earnings per share for the three months ended:

	June 30, 2020	June 30, 2019
Convertible preferred stock	1,779,778	-
Stock options	83,500	118,500
Warrants	-	50,000
	1,863,278	168,500

Note 7 – Line of Credit

In March 2020, Bank of America extended the line of credit to January 31, 2021. The new agreement includes a line of credit up to $690,000. Monthly payments are interest only. The line is collateralized by substantially all of the assets of the Company.

As of June 30, 2020 and March 31, 2020, the outstanding balances were $680,000 and $680,000, respectively.  As of June 30, 2020 the remaining availability under this line is $10,000. The interest rate at June 30, 2020 was 3.94%.

TEL-INSTRUMENT ELECTRONICS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 8 – SBA PPP Loan

On March 27, 2020, President Trump signed the Coronavirus Aid, Relief and Economic Security (the “CARES Act”), which, among other things, outlines the provisions of the Paycheck Protection Program (the “PPP”). The Company determined that it met the criteria to be eligible to obtain a loan under the PPP because, among other reasons, in light of the COVID-19 outbreak and the uncertainty of economic conditions related thereto, the loan was considered necessary to support the Company’s ongoing operations and retain all its employees. In addition, President Trump signed into law the Paycheck Protection Program and Health Care Enhancement Act on April 24, 2020, which increased funding provided by the CARES Act. On May 4, 2020 the Company issued a promissory note (the “Note”) to Bank of America in the principal aggregate amount of $722,577 (the “PPP Loan”) pursuant to the PPP under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The funds were deposited into the Company’s bank account on May 4, 2020. On June 5, 2020 the Paycheck Protection Program Flexibility Act was signed into law and extended the program until December 31, 2020.

Under the terms of the CARES Act, PPP loan recipients can apply for and be granted forgiveness for all or a portion of loan granted under the program. Such forgiveness will be determined, subject to limitations, based on the use of loan proceeds for payment of payroll costs and any payments of mortgage interest, rent, and utilities. While we are believe that we met the conditions to obtain forgiveness for a large portion of the PPP loan, no assurance is provided that the Company will in fact obtain forgiveness of the PPP Loan in whole or in part. The PPP Loan has a two-year term and bears interest at a rate of 1% per annum. Monthly principal and interest payments are deferred for six months after the date of disbursement. The PPP Loan may be prepaid at any time prior to maturity with no prepayment penalties. Based on the June 5, 2020 Paycheck Protection Program Flexibility Act, certain changes will need to be made to the original Note, based on the new law.

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

Management evaluates the performance of its segments and allocates resources to them based on gross margin. The Company’s general and administrative costs and sales and marketing expenses, and engineering costs are not segment specific. As a result, all operating expenses are not managed on a segment basis.  Net interest includes expenses on debt and income earned on cash balances, both maintained at the corporate level. The tables below present information about reportable segments within the avionics business for the three months ending June 30, 2020 and 2019:

Three Months Ended June 30, 2020	Avionics Government	Avionics Commercial	Avionics Total	Corporate Items	Total
Net sales	$2,563,276	$376,161	$2,939,437	$-	$2,939,437
Cost of sales	1,182,282	252,544	1,434,826	-	1,434,826
Gross margin	1,380,994	123,617	1,504,611	-	1,504,611

Engineering, research, and development			631,953	-	631,953
Selling, general and administrative			253,838	407,413	661,251
Litigation costs			-	2,696	2,696
Interest income			-	(2,846)	(2,846)
Other income			-	(13,854)	(13,854)
Interest expense - judgment			-	75,144	75,144
Interest expense			-	9,780	9,780
Total expenses			885,791	478,333	1,364,124
Income (loss) before income taxes			$618,820	$(478,333)	$140,487

TEL-INSTRUMENT ELECTRONICS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 9 – Segment Information (continued)

Three Months Ended June 30, 2019	Avionics Government	Avionics Commercial	Avionics Total	Corporate Items	Total
Net sales	$2,504,140	$802,322	$3,306,462	$-	$3,306,462
Cost of sales	1,242,567	482,291	1,724,858	-	1,724,858
Gross margin	1,261,573	320,031	1,581,604	-	1,581,604

Engineering, research, and development			525,103	-	525,103
Selling, general and administrative			234,578	377,893	612,471
Litigation costs			-	10,507	10,507
Change in fair value of common stock warrants			-	78,500	78,500
Interest income			-	(1,000)	(1,000)
Interest expense - judgment			-	80,510	80,510
Interest expense			-	17,737	17,737
Total expenses			759,681	564,147	1,323,828
Income (loss) before income taxes			$821,923	$(564,147)	$257,776

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

The tax effect of temporary differences, primarily net operating loss carryforwards, asset reserves and accrued liabilities, gave rise to the Company’s deferred tax asset.  Deferred income taxes are recognized for the tax consequence of such temporary differences at the enacted tax rate expected to be in effect when the differences reverse. The Company had approximately $2.7 million in deferred tax assets at June 30, 2020. Future profitability in this competitive industry depends on continually obtaining and fulfilling new profitable sales agreements and modifying products.  The inability to obtain new profitable contracts or the failure of the Company’s engineering development efforts could reduce estimates of future profitability, which could affect the Company’s ability to realize the deferred tax assets.

The recognized deferred tax asset is based upon the expected utilization of its benefit from future taxable income. The Company has federal net operating loss (“NOL”) carryforwards of approximately $4 million. These carryforward losses are available to offset future taxable income, and begin to expire in the year 2027.

Note 11 – Operating Lease Liability

The Company leases its facility in East Rutherford, NJ with monthly payments of $18,467 which expires in August 2021 and includes a renewal option for an additional five years. The Company also has an operating lease for office equipment with monthly payments of $523 which expires in May 2021.

The Company's leases generally do not provide an implicit rate, and therefore the Company uses its incremental borrowing rate as the discount rate when measuring operating lease liabilities. The incremental borrowing rate represents an estimate of the interest rate the Company would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of a lease. The Company used incremental borrowing rates as of April 1, 2019 for operating leases that commenced prior to that date. The Company estimated its incremental borrowing rate based on its credit quality, line of credit agreement and by comparing interest rates available in the market for similar borrowings. The Company used a discount rate of 6.25% at June 30, 2020.

TEL-INSTRUMENT ELECTRONICS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 11 – Operating Lease Liability (continued)

The following table reconciles the undiscounted future minimum lease payments (displayed by year and in the aggregate) under non-cancelable operating leases with terms of more than one year to the total lease liabilities recognized on the unaudited condensed consolidated balance sheet as of June 30, 2020:

Remaining payments 2021	$170,910
2022	93,381
Total undiscounted future minimum lease payments	264,291
Less: Difference between undiscounted lease payments and discounted lease liabilities	(10,001)
Present value of net minimum lease payments	254,290
Less current portion	(217,643)
Operating lease liabilities – long-term	$36,647

Total rent expense for the three months ended June 30, 2020 was $90,921 as compared to $86,291 for the three months ended June 30, 2019.

Note 12 – Litigation

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

TEL-INSTRUMENT ELECTRONICS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 12 – Litigation (continued)

The Aeroflex trial on remand in the Kansas District Court began in March 2017. After a nine-week trial, the jury rendered its verdict. The jury found no misappropriation of Aeroflex trade secrets but found that the Company tortiously interfered with a prospective business opportunity and awarded damages of $1.3 million for lost profits. The jury also ruled that Tel tortiously interfered with Aeroflex’s non-disclosure agreements with two former Aeroflex employees and awarded damages of $1.5 million for lost profits, resulting in total damages against the Company of $2.8 million. The jury also found that the former Aeroflex employees breached their non-disclosure agreements with Aeroflex and awarded damages against these two individuals totaling $525,000. The jury also decided that punitive damages should be allowed against the Company.

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

The Journal Entry of Judgment including judgment against the Company in the amount of $1.3 million for tortious interference with prospective business advantage, of $1.5 million for tortious interference with existing contracts, and $2.1 million in punitive damages was entered on November 22, 2017. Pursuant to K.S.A. 16-204(d) “any judgment rendered by a court of this state on or after July 1, 1986, shall bear interest on and after the day on which judgment is rendered at the rate provided by subsection (e). The Kansas Secretary of State publishes the rate amount. The amount published for July 1, 2017 through June 30, 2018 is 5.75% and 6.5% July 1, 2018 through June 30, 2019. The current rate beginning July 1, 2019 through June 30, 2020 is 7.0%. Interest on the $4,900,000 judgment started to accrue on November 22, 2017, the date the judgment was entered. As of June 30, 2020, the outstanding amount of the judgement and accrued interest is $5,732,693.

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

The Company is very optimistic about the prospects of its appeal for a judgment as a matter of law. The Company was hoping for a decision from the court this calendar year but this timing will likely be delayed due to the three-month COVID-19 related shutdown of the Kansas court system. As such, the appeal process is expected to take at least another year to complete.

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

Overview

The Company reported net income of $110,980 for the three months ended June 30, 2020 and net sales of $2,939,437 as compared to net income of $257,776 and net sales of $3,306,462 for the same three month period in the prior fiscal year. While we believe the business is still strong, we have been impacted by the pandemic in our commercial business and delays in orders from some of our military customers. The pandemic has also impacted our supply chain and our labor force, but we have been working through these issues without having any significant delays. Our international business remains strong mainly due to our Mode 5 test sets, including our T-47/M5, which has received AIMS (Air Traffic Control Radar Beacon System, Identification Friend or Foe, Mark XII/Mark XIIA, Systems) approval, our CRAFT products, especially for Lockheed Martin for the Joint Strike Fighter (“JSF”) program, and the T-4530i and the TS-4530A. In August 2018, we also reported that the German government had notified our U.K. distributor of its intent to award a multi-year, multi-million dollar contract. In February 2019, the Company received an initial purchase order totaling $520,000 from its European Distributor, Muirhead Avionics (“Muirhead”) for Mode 5 test sets from the contract awarded by the German military. In August 2019, we reported the receipt of a follow-on purchase order totaling approximately $1.5 million from Muirhead for Mode 5 test sets from the contract awarded by the German military, and in June 2020 another order for approximately $1.6 million. This order is part of a seven-year procurement. The Company has already received orders of approximately $3.6 million.

The units for Lockheed Martin will be used for the JSF program, and we believe this program will generate significant CRAFT orders as this program ramps up limited rate production. The Company had already received orders from Lockheed Martin for the AN/USM-708 units, for the JSF Program, totaling over $6 million. Sikorsky has also indicated that it will be ordering CRAFT test sets for its new helicopters. The Company also received orders from other customers for this product.

The Company continues to pursue opportunities in the international market for our Mode 5 test sets with good success. We continue to emphasize the importance of capturing the majority share of the large Identification Friend or Foe (“IFF”) international market. The Company is also in discussions with other major international customers that have evaluated our Mode 5 test sets and we are excited about the opportunities overseas, as evidenced by the order from Germany, but no guarantees can be made about these opportunities. We received and shipped our Mode 5 test sets to Japan, and subsequently received an additional order from Japan for approximately $616,000, which has been shipped. As noted above, our U.K. distributor and the Company have been successful in securing a major contract from the German military. In January 2020, we also reported the receipt of a $1.87 million T-47/M5 Mode 5 test set order for the United Kingdom. These test sets will be sold through our European distributor, Muirhead Avionics, to Leonardo MW Ltd., which is handling the Mode 5 upgrade effort for the United Kingdom Ministry of Defense. In July 2020 we received an order for approximately $1.6 million from South Korea for our T-47M5 test set. Many other countries have expressed significant interest in our Mode 5 test sets.

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

We continue to be excited about our new lightweight, hand-held product (the “SDR/OMNI”) that we are planning to introduce in the near term. The technology for the hand-held product will provide a platform for future products. We are also working closely with our other military customers on new potential market opportunities that will be needed to maintain our sales and profitability growth.

This new technology could provide us with the opportunity to expand out of our relatively narrow avionics test market niche and enter the much larger secure communications radio test market. We believe that our new hardware platform provides unmatched capabilities in a market leading form factor. The world’s first “All-in-One” Avionics Test Set utilizes true software-designed radio technology that enables it to test all common avionics functions in one 4.5-pound test set. The SDR/OMNI has very wide frequency to accommodate new commercial and military waveforms in an industry leading 4.5-pound package. This is half the weight of competitive test sets. It utilizes the latest touch screen technology and has the capability to replace all TIC commercial test sets and military flight-line test sets with one handheld product. The initial product will be a commercial avionics air traffic control test set which adds ADS-B UAT test capability for the large general aviation test market that is subject to the January 1, 2020 requirement for ADS-B out capability. This will compete with the Aeroflex IFR 6000 test set and will replace the TIC TR-220 product. This release is initially targeted at the civil aviation market that is subject to the January 1, 2020 requirement for ADS-B out capability. Future software releases will incorporate Nav/Comm test functions which can be purchased as APP’s (applications) by our customers. We continue to evaluate other attractive potential market opportunities.

As a result of the potential new military applications for our new 4.5-pound SDR/OMNI hand-held test set, we are currently implementing a hardware CPU change to further improve high speed processing capabilities. This change will move the initial product introduction for the commercial avionics market towards the end of this calendar year, but will better position the Company for high dollar military contracts which will be critical to our long-term growth in revenues and profitability. The goal of this new test set is to expand out of our relatively narrow avionics test market niche and enter the much larger secure communications radio test market.

The Aeroflex litigation (see Note 12 to the unaudited condensed consolidated financial statements) did not result in a favorable outcome for the Company, despite our belief that we committed no wrong-doing.

The jury found no misappropriation of Aeroflex trade secrets but it found that the Company tortiously interfered with a prospective business opportunity and awarded damages. The jury also ruled that Tel tortiously interfered with Aeroflex’s non-disclosure agreements with two former Aeroflex employees. The jury also found that the former Aeroflex employees breached their non-disclosure agreements with Aeroflex. The Court conducted further hearings on the Company’s post-trial motions which sought to reduce the damages award of $2.8 million, as well as the punitive damages claim.  The Court denied the Company’s motions and awarded Aeroflex an additional $2.1 million of punitive damages. The Company has filed motions in January 2018 for the Court to reconsider the amount of damages on the grounds that they are duplicative and not legally supportable. The Court heard these motions and such motions were denied. The Company has filed for the appeal. The Company has posted a $2 million bond for the appeal. This $2 million bond amount will remain in place during the appeal process (See Note 12). The Company believes it has solid grounds to appeal this verdict and believes it has submitted strong legal arguments to vacate the decision. However, the Company cannot predict the timing or the outcome of the appeal. The Company is very optimistic about the prospects of its appeal for a judgment as a matter of law. The Company was hoping for a decision from the court this calendar year, but this timing will likely be delayed due to the three month COVID-19 related shutdown of the Kansas court system. As such, the appeal process is expected to take at least another year to complete.

The Company has the ability to settle this case at its sole discretion by withdrawing the appeal and paying the judgment plus interest amount.

We believe that our expected cash flows from operations, as a result of the increase in business, based on current projections, and current cash balances, which amounted to $5.2 million, including the $2 million is restricted cash will be sufficient to operate in the normal course of business for next 12 months from the issuance date of these financial statements, including any payments for settlement of the litigation (see liquidity section below).

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued).

Overview (continued)

In February 2020, Bank of America agreed to extend the line of credit from March 31, 2020 to January 31, 2021. The new agreement includes open availability up to $690,000. Monthly payments will be interest only.

At June 30, 2020, the Company’s backlog of orders was approximately $4.4 million as compared to $4.8 million at June 30, 2019. Historically, the Company obtains orders which are required to be filled in less than 12 months, and therefore, these anticipated orders are not reflected in the backlog.

Results of Operations

Sales

For the three months ended June 30, 2020, net sales decreased $367,025 (11.1%) to $2,939,437 as compared to $3,306,462 for the three months ended June 30, 2019. Avionics government sales increased $59,136 (2.3%) to $2,563,276 for the three months ended June 30, 2020 as compared to $2,504,140 for the three months ended June 30, 2019. This increase in sales is primarily attributed to increased sales of our Precision DME (Distance Measuring Equipment) products. Commercial sales decreased $426,161 (53.1%) to $376,161 for the three months ended June 30, 2020 as compared to $802,322 for the three months ended June 30, 2019. Our commercial business has been seriously impacted by the COVID-19 pandemic. The unprecedented and rapid spread of COVID-19 and the related travel restrictions and social distancing measures implemented throughout the world have significantly reduced demand for air travel.

Gross Margin

For the three months ended June 30, 2020, total gross margin decreased $76,993 (4.9%) to $1,504,611 as compared to $1,581,604 for the three months ended June 30, 2019 primarily as a result of the decrease in volume. The gross margin percentage for the three months ended June 30, 2020 was 51.2% as compared to 47.8% for the three months ended June 30, 2019. The increase in gross margin percentage was the result of higher average prices and change in product mix.

Operating Expenses

Selling, general and administrative expenses increased $48,780 (8.0%) to $661,251 for the three months ended June 30, 2020 as compared to $612,471 for the three months ended June 30, 2019. This increase is primarily attributed to the increase in outside commissions, consulting fees and salaries and fringes offset partially by lower travel, audit and accrued profit sharing expenses.

Litigation costs decreased $7,811 to $2,696 for the three months ended June 30, 2020 as compared to $10,507 for the three months ended June 30, 2019. This decrease reflects decreased activity related to the litigation (see Notes 4 and 12 to the unaudited condensed consolidated financial statements). With respect to the Aeroflex litigation, the Company has appealed the $4.9 million judgement and has set aside $2 million in cash to support an appeal bond. The appeal submissions are now complete. We continue to believe that the trial judge erred in his legal ruling on standing and other issues during the trial and that we have strong grounds for the award to be vacated or reduced. Our attorneys estimate that it will take over a year from now for this appeal to work its way through the Kansas court system.

Engineering, research and development expenses increased $106,850 (20.3%) to $631,953 for the three months ended June 30, 2020 as compared to $525,103 for the three months ended June 30, 2019. The Company continues to invest in the development of the Company’s hand-held product line utilizing CRAFT and TS-4530A technology, the enhanced remote client, the T-4530i, and the incorporation of other product enhancements in existing designs.

Income from Operations

As a result of the above, the Company recorded income from operations of $208,711 for the three months ended June 30, 2020 as compared to income from operations of $433,523 for the three months ended June 30, 2019.

Other Income (Expense), Net

For the three months ended June 30, 2020, total other expense was $68,224, as compared to other expense of $175,747 for the three months ended June 30, 2019 primarily the result of the lower loss on the change in fair value of the common stock warrants, lower interest and higher other income.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued).

Results of Operations (continued)

Income before Income Taxes

As a result of the above, the Company recorded income before taxes of $140,487 for the three months ended June 30, 2020 as compared to income before taxes of $257,776 for the three months ended June 30, 2019.

Income Taxes

For the three months ended June 30, 2020, the Company recorded income tax expense of $29,507 as compared to $-0- for the three months ended June 30, 2019. For the three months ended June 30, 2019, the Company recorded no income tax benefit as such amounts were offset by a valuation allowance.

Net Income

As a result of the above, the Company recorded net income of $110,980 for the three months ended June 30, 2020 as compared to net income of $257,776 for the three months ended June 30, 2019.

Liquidity and Capital Resources

At June 30, 2020, the Company had net working capital of $2,351,142, including accrued legal damages related to the Aeroflex litigation of $5,732,693, as compared to working capital of $1,776,176 at March 31, 2020. This change is primarily the result of the increase in accounts receivable and inventories partially offset by SBA PPP loan.

During the three months ended June 30, 2020, the Company’s cash balance (including the $2 million in restricted cash for the appeal) increased by $60,600 to $5,195,339.  The Company’s principal sources and uses of funds were as follows:

Cash (used in) provided by operating activities. For the three months ended June 30, 2020, the Company used $646,542 in cash for operations as compared to providing $470,711 in cash from operations for the three months ended June 30, 2019.  This increase in cash used for operations is mostly attributed to increases in accounts receivable and inventories offset partially by the lower change in accounts payable and accrued expenses as we substantially reduced our accounts payable in the prior year as a result of the additional cash from operations.

Cash used in investing activities.  For the three months ended June 30, 2020, the Company used $15,386 of its cash for investment activities, as compared to $23,507 for the three months ended June 30, 2019 as a result of a decrease in the purchase of capital equipment.

Cash provided by (used in) financing activities. For the three months ended June 30, 2020, the Company provided $722,528 in cash from financing activities as compared to using $50,602 for the three months ended June 30, 2019. This increase is the due to the proceeds received from the SBA PPP Loan program.

In March 2020, Bank of America extended the line of credit to January 31, 2021. The new agreement includes a line of credit up to $690,000. Monthly payments are interest only. The line was collateralized by substantially all of the assets of the Company.

As of June 30, 2020 and March 31, 2020, the outstanding balances were $680,000 and $680,000, respectively.  As of June 30, 2020 the remaining availability under this line is $10,000. The interest rate at June 30, 2020 was 3.94%.

On March 27, 2020, President Trump signed the Coronavirus Aid, Relief and Economic Security (the “CARES Act”), which, among other things, outlines the provisions of the Paycheck Protection Program (the “PPP”). The Company determined that it met the criteria to be eligible to obtain a loan under the PPP because, among other reasons, in light of the COVID-19 outbreak and the uncertainty of economic conditions related thereto, the loan was considered necessary to support the Company’s ongoing operations and retain all its employees. In addition, President Trump signed into law the Paycheck Protection Program and Health Care Enhancement Act on April 24, 2020, which increased funding provided by the CARES Act. On May 4, 2020 the Company issued a promissory note (the “Note”) to Bank of America in the principal aggregate amount of $722,577 (the “PPP Loan”) pursuant to the Paycheck Protection Program (“PPP”) under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The amount was deposited in our bank on May 4, 2020. On June 5, 2020 the Paycheck Protection Program Flexibility Act was signed into law and extended the program until December 31, 2020.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued).

Liquidity and Capital Resources (continued)

Under the terms of the CARES Act, PPP loan recipients can apply for and be granted forgiveness for all or a portion of loan granted under the program. Such forgiveness will be determined, subject to limitations, based on the use of loan proceeds for payment of payroll costs and any payments of mortgage interest, rent, and utilities. While we are believe that we met the conditions to obtain forgiveness for a large portion of the PPP loan, no assurance is provided that the Company will in fact obtain forgiveness of the PPP Loan in whole or in part. The PPP Loan has a two-year term and bears interest at a rate of 1% per annum. Monthly principal and interest payments are deferred for six months after the date of disbursement. The PPP Loan may be prepaid at any time prior to maturity with no prepayment penalties. Based on the June 5, 2020 Paycheck Protection Program Flexibility Act, certain changes will need to be made to the original Note, based on the new law.

Moving forward, we believe that our expected cash flows from operations, as a result of the increase in business, and current cash balances, which amounted to $5.2 million, including the $2 million is restricted cash will be sufficient to operate in the normal course of business for next 12 months from the issuance date of these financial statements, including any payments for settlement of the litigation.

Currently, the Company has no material future capital expenditure requirements.

There was no significant impact on the Company’s operations as a result of inflation for the three months ended June 30, 2020.

These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2020, filed with the SEC on June 29, 2020 (the “Annual Report”).

Off-Balance Sheet Arrangements

As of June 30, 2020, the Company had no off-balance sheet arrangements.

Critical Accounting Policies

Our critical accounting policies are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report. There have been no changes in our critical accounting policies. Our significant accounting policies are described in our notes to the 2020 consolidated financial statements included in our Annual Report.

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

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

The Aeroflex litigation (see Note 12 to the unaudited condensed consolidated financial statements) did not result in a favorable outcome for the Company, despite our belief that we committed no wrong-doing.

The jury found no misappropriation of Aeroflex trade secrets but found that the Company tortiously interfered with a prospective business opportunity and awarded damages. The jury also ruled that Tel tortiously interfered with Aeroflex’s non-disclosure agreements with two former Aeroflex employees. The jury also found that the former Aeroflex employees breached their non-disclosure agreements with Aeroflex. The Court conducted further hearings on the Company’s post-trial motions which sought to reduce the damages award of $2.8 million, as well as the punitive damages claim.  The Court denied the Company’s motions and awarded Aeroflex an additional $2.1 million of punitive damages. The Company has filed motions in January 2018 for the Court to reconsider the amount of damages on the grounds that they are duplicative and not legally supportable. The Court heard these motions and such motions were denied. The Company has filed for the appeal. The Company has posted a $2 million bond for the appeal. This $2 million bond amount will remain in place during the appeal process (See Note 4).

As reflected in the accompanying condensed consolidated balance sheet as of June 30, 2020, the Company has recorded estimated damages to date of $5.7 million, including interest, as a result of a jury verdict associated with the Aeroflex litigation. The Company has filed for an appeal (see Notes 4 and 12). As of June 30, 2020, the Company has cash balances of $5.2 million, including $2 million of restricted cash as well as $1.8 million in accounts receivable. We expect to continue to have sufficient cash to fully cover the Aeroflex damages amount.

The Company is very optimistic about the prospects of its appeal for a judgment as a matter of law. The Company was hoping for a decision from the court this calendar year but this timing will likely be delayed due to the three-month COVID-19 related shutdown of the Kansas court system. As such, the appeal process is expected to take at least another year to complete unless a settlement can be reached. The Company has the ability to settle this case at its sole discretion by withdrawing the appeal and paying the judgment plus interest amount.

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

Item 1A.  Risk Factors.

We believe there are no changes that constitute material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2020, filed with the SEC on June 29, 2020.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company’s equity securities during the quarter ended June 30, 2020.

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

TEL-INSTRUMENT ELECTRONICS CORP.

Date: August 19, 2020	By:	/s/ Jeffrey C. O’Hara
Name: Jeffrey C. O’Hara
Title: Chief Executive Officer Principal Executive Officer

Date: August 19, 2020	By:	/s/ Joseph P. Macaluso
Name: Joseph P. Macaluso
Title: Principal Financial Officer Principal Accounting Officer