Form 10-Q
period 2020-09-30
TEL INSTRUMENT ELECTRONICS CORP
filed 2020-11-12
CIK 96885

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2020

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

As of November 6, 2020, there were 3,255,887 shares outstanding of the registrant’s common stock.

TEL-INSTRUMENT ELECTRONICS CORP.

PART I – FINANCIAL INFORMATION

Item 1.  Unaudited Condensed Consolidated Financial Statements.

TEL-INSTRUMENT ELECTRONICS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2020	March 31, 2020
	(unaudited)
ASSETS

Current assets:
Cash	$3,453,098	$3,126,195
Accounts receivable, net	1,952,406	1,411,644
Inventories, net	3,048,897	3,092,679
Restricted cash to support appeal bond	2,010,454	2,008,544
Prepaid expenses and other current assets	404,474	382,428
Total current assets	10,869,329	10,021,490

Equipment and leasehold improvements, net	222,221	263,750
Operating lease right-of-use assets	201,017	306,740
Deferred tax asset, net	2,591,685	2,712,780
Other long-term assets	35,109	35,109
Total assets	$13,919,361	$13,339,869

LIABILITIES & STOCKHOLDERS’ EQUITY

Current liabilities:
Line of credit	$680,000	$680,000
SBA PPP loan – current portion	416,940	-
Operating lease liabilities – current portion	201,017	214,793
Accounts payable and accrued liabilities	577,531	1,035,023
Deferred revenues – current portion	134,593	145,168
Accrued legal damages	5,785,183	5,657,549
Finance lease obligations – current portion	-	49
Accrued payroll, vacation pay and payroll taxes	483,723	512,732
Total current liabilities	8,278,987	8,245,314

Operating lease liabilities – long-term	-	91,947
Deferred revenues – long-term	314,981	327,132
SBA PPP loan – long term	305,637	-

Total liabilities	8,899,605	8,664,393

Commitments and contingencies

Stockholders’ equity:
Preferred stock, 1,000,000 shares authorized, par value $0.10 per share
Preferred stock, 500,000 shares 8% Cumulative Series A Convertible Preferred issued and outstanding, par value $0.10 per share	3,635,998	3,515,998
Preferred stock, 166,667 shares 8% Cumulative Series B Convertible Preferred issued and outstanding, par value $0.10 per share	1,127,367	1,087,367
Common stock, 7,000,000 shares authorized, par value $0.10 per share, 3,255,887 shares issued and outstanding, respectively	325,586	325,586
Additional paid-in capital	7,467,176	7,616,624
Accumulated deficit	(7,536,371)	(7,870,099)
Total stockholders’ equity	5,019,756	4,675,476
Total liabilities and stockholders’ equity	$13,919,361	$13,339,869

See accompanying notes to unaudited condensed consolidated financial statements.

TEL-INSTRUMENT ELECTRONICS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019

Net sales	$3,336,396	$3,912,168	$6,275,833	$7,218,630
Cost of sales	1,969,573	2,038,535	3,404,399	3,763,393

Gross margin	1,366,823	1,873,633	2,871,434	3,455,237

Operating expenses:
Selling, general and administrative	464,809	625,163	1,126,060	1,237,634
Litigation expenses	5,514	91,553	8,210	102,060
Engineering, research and development	554,555	525,739	1,186,508	1,050,842
Total operating expenses	1,024,878	1,242,455	2,320,778	2,390,536

Income from operations	341,945	631,178	550,656	1,064,701

Other income (expense):
Interest income	1,879	1,018	4,725	2,018
Other income	-	-	13,854	-
Change in fair value of common stock warrants	-	5,500	-	(73,000)
Interest expense – judgement	(52,490)	(90,596)	(127,634)	(171,106)
Interest expense	(9,380)	(10,866)	(19,160)	(28,603)
Total other expense, net	(59,991)	(94,944)	(128,215)	(270,691)

Income before income taxes	281,954	536,234	422,441	794,010

Income tax expense	59,206	-	88,713	-

Net income	222,748	536,234	333,728	794,010

Preferred dividends	80,000	80,000	160,000	160,000

Net income attributable to common shareholders	$142,748	$456,234	$173,728	$634,010

Basic income per common share	$0.04	$0.14	$0.05	$0.19
Diluted income per common share	$0.04	$0.11	$0.05	$0.16

Weighted average shares outstanding:
Basic	3,255,887	3,255,887	3,255,887	3,255,887
Diluted	5,068,949	4,945,665	3,255,887	4,945,665

See accompanying notes to unaudited condensed consolidated financial statements.

TEL-INSTRUMENT ELECTRONICS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Three Months Ended September 30, 2020 and 2019

(Unaudited)

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock
	# of Shares Issued	Amount	# of Shares Issued	Amount	# of Shares Issued	Amount	Additional Paid-In Capital	Accumulated Deficit	Total
Balances at July 1, 2020	500,000	$3,575,998	166,667	$1,107,367	3,255,887	$325,586	$7,541,900	$(7,759,119)	$4,791,732
8% Dividends on Preferred Stock	-	60,000	-	20,000	-	-	(80,000)	-	-
Stock-based compensation	-	-	-	-	-	-	5,276	-	5,276
Net income	-	-	-	-	-	-	-	222,748	222,748
Balances at September 30, 2020	500,000	$3,635,998	166,667	$1,127,367	3,255,887	$325,586	$7,467,176	$(7,536,371)	$5,019,756

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock
	# of Shares Issued	Amount	# of Shares Issued	Amount	# of Shares Issued	Amount	Additional Paid-In Capital	Accumulated Deficit	Total
Balances at July 1, 2019	500,000	$3,335,998	166,667	$1,027,367	3,255,887	$325,586	$7,840,796	$(12,348,813)	$180,934
8% Dividends on Preferred Stock	-	60,000	-	20,000	-	-	(80,000)	-	-
Stock-based compensation	-	-	-	-	-	-	5,276	-	5,276
Net income	-	-	-	-	-	-	-	536,234	536,234
Balances at September 30, 2019	500,000	$3,395,998	166,667	$1,047,367	3,255,887	$325,586	$7,766,072	$(11,812,579)	$722,444

See accompanying notes to unaudited condensed consolidated financial statements.

TEL-INSTRUMENT ELECTRONICS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Six Months Ended September 30, 2020 and 2019

(Unaudited)

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock
	# of Shares Issued	Amount	# of Shares Issued	Amount	# of Shares Issued	Amount	Additional Paid-In Capital	Accumulated Deficit	Total
Balances at April 1, 2020	500,000	$3,515,998	166,667	$1,087,367	3,255,887	$325,586	$7,616,624	$(7,870,099)	$4,675,476
8% Dividends on Preferred Stock	-	120,000	-	40,000	-	-	(160,000)	-	-
Stock-based compensation	-	-	-	-	-	-	10,552	-	10,552
Net income	-	-	-	-	-	-	-	333,728	333,728
Balances at September 30, 2020	500,000	$3,635,998	166,667	$1,127,367	3,255,887	$325,586	$7,467,176	$(7,536,371)	$5,019,756

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock
	# of Shares Issued	Amount	# of Shares Issued	Amount	# of Shares Issued	Amount	Additional Paid-In Capital	Accumulated Deficit	Total
Balances at April 1, 2019	500,000	$3,275,998	166,667	$1,007,367	3,255,887	$325,586	$7,914,955	$(12,606,589)	$(82,683)
8% Dividends on Preferred Stock	-	120,000	-	40,000	-	-	(160,000)	-	-
Stock-based compensation	-	-	-	-	-	-	11,117	-	11,117
Net income	-	-	-	-	-	-	-	794,010	794,010
Balances at September 30, 2019	500,000	$3,395,998	166,667	$1,047,367	3,255,887	$325,586	$7,766,072	$(11,812,579)	$722,444

See accompanying notes to unaudited condensed consolidated financial statements.

TEL-INSTRUMENT ELECTRONICS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	September 30, 2020	September 30, 2019

Cash flows from operating activities:
Net income	$333,728	$794,010
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Deferred income taxes	121,095	-
Depreciation and amortization	60,776	41,125
Amortization of right of use assets	105,723	99,663
Provision for inventory obsolescence	20,000	27,000
Change in fair value of common stock warrant	-	73,000
Non-cash stock-based compensation	10,552	11,117

Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(540,762)	894,205
Decrease (increase) in inventories	23,782	(168,116)
Increase in prepaid expenses & other assets	(22,046)	(20,587)
Decrease in accounts payable and other accrued liabilities	(457,492)	(401,565)
(Decrease) increase in accrued payroll, vacation pay and payroll taxes	(29,009)	71,921
(Decrease) increase in deferred revenues	(22,726)	306,405
Decrease in operating lease liabilities	(105,723)	(99,663)
Increase in accrued legal damages	127,634	171,106
Net cash (used in) provided by operating activities	(374,468)	1,799,621

Cash flows from investing activities:
Purchases of equipment	(19,247)	(63,536)
Net cash used in investing activities	(19,247)	(63,536)

Cash flows from financing activities:
Proceeds from SBA PPP Loan	722,577	-
Repayment of line of credit	-	(70,000)
Repayment of finance lease obligations	(49)	(3,683)
Net cash provided by (used in) financing activities	722,528	(73,683)

Net increase in cash and restricted cash	328,813	1,662,402
Cash and restricted cash at beginning of period	5,134,739	2,590,727
Cash and restricted cash at end of period	$5,463,552	$4,253,129

End of period
Cash	$3,453,098	$2,246,595
Restricted cash	2,010,454	2,006,534
	$5,463,552	$4,253,129
Beginning of period
Cash	$3,126,195	$585,856
Restricted cash	2,008,544	2,004,871
	$5,134,739	$2,590,727

Supplemental cash flow information:
Taxes paid	$-	$-
Interest paid	$9,025	$28,165

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

Moving forward, we believe that our expected cash flows from operations and current cash balances at September 30, 2020, which amounted to approximately $5.5 million, including the approximately $2 million in restricted cash will be sufficient to operate in the normal course of business for next 12 months from the issuance date of these financial statements, including any payments for settlement of the litigation (see Note 12).

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of Tel-Instrument Electronics Corp. as of September 30, 2020, the results of operations and changes in stockholders’ equity for the three and six months ended September 30, 2020 and September 30, 2019, and statements of cash flows for the six months ended September 30, 2020 and September 30, 2019.  These results are not necessarily indicative of the results to be expected for the full year.  The unaudited condensed consolidated financial statements have been prepared in accordance with the requirements of Form 10-Q and consequently do not include disclosures normally made in an Annual Report on Form 10-K.  The March 31, 2020 balance sheet included herein was derived from the audited financial statements included in the Company’s Annual Report on Form 10-K as of that date.  Accordingly, the unaudited condensed consolidated financial statements included herein should be reviewed in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2020, as filed with the United States Securities and Exchange Commission (the “SEC”) on June 29, 2020 (the “Annual Report”).

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

When determining the transaction price of a contract, an adjustment is made if payment from the customer occurs either significantly before or significantly after performance, resulting in a significant financing component. Applying the practical expedient in paragraph 606-10-32-18, the Company does not assess whether a significant financing component exists if the period between when the Company performs its obligations under the contract and when the customer pays is one year or less. None of the Company’s contracts contained a significant financing component as of September 30, 2020.

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

TEL-INSTRUMENT ELECTRONICS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2 – Summary of Significant Accounting Policies (continued)

Revenue Recognition (continued)

Extended Warranties

The extended warranties sold by the Company provide a level of assurance beyond the coverage for defects that existed at the time of a sale or against certain types of covered damage with coverage terms generally ranging from 5 to 7 years. Amounts received for warranties are recorded as deferred revenue and recognized as revenue ratably over the respective term of the agreements. As of September 30, 2020, $388,458 is expected to be recognized from remaining performance obligations for extended warranties as compared to $413,554 at March 31, 2020. For the three and six months ended September 30, 2020, the Company recognized revenue of $22,140 and $44,280, respectively, from amounts that were included in Deferred Revenue as compared to $21,166 and $40,657, respectively, from amounts that were included in Deferred Revenue for the three and six months ended September 30, 2019.

The following table provides a summary of the changes in deferred revenues for the six months ended September 30, 2020:

Deferred revenues at April 1, 2020	$413,554
Additional extended warranties	19,184
Revenue recognized for the six months ended September 30, 2020	(44,280)
Deferred revenues at September 30, 2020	$388,458

Other Deferred Revenues

The Company sometimes receives payments in advance of shipment. These amounts are classified as other deferred revenues. For the periods ended September 30, 2020 and March 31, 2020, the Company has other deferred revenues of $61,116 and $58,746, respectively.

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

Disaggregation of revenue

In the following tables, revenue is disaggregated by revenue category.

	For the Three Months Ended September 30, 2020
	Commercial	Government
Sales Distribution
Test Units	$117,824	$2,921,917
	$117,824	$2,921,917

The remainder of our revenues for the three months ended September 30, 2020 are derived from repairs and calibration of $211,542, replacement parts of $7,700, extended warranties of $22,140 and other revenues of $55,273. We do not disaggregate these revenue streams as they are not deemed an important element related to how management operates the business between segments.

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

	For the Six Months Ended September 30, 2020
	Commercial	Government
Sales Distribution
Test Units	$176,397	$5,485,194
	$176,397	$5,485,194

The remainder of our revenues for the six months ended September 30, 2020 are derived from repairs and calibration of $489,440, replacement parts of $23,770, extended warranties of $44,280 and other revenues of $56,752. We do not disaggregate these revenue streams as they are not deemed an important element related to how management operates the business between segments.

	For the Six Months Ended September 30, 2019
	Commercial	Government
Sales Distribution
Test Units	$478,910	$5,644,594
	$478,910	$5,644,594

TEL-INSTRUMENT ELECTRONICS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2 – Summary of Significant Accounting Policies (continued)

Revenue Recognition (continued)

Disaggregation of revenue (continued)

The remainder of our revenues for the six months ended September 30, 2019 are derived from repairs and calibration of $872,756, replacement parts of $181,713, and extended warranties of $40,657. We do not disaggregate these revenue streams as they are not deemed an important element related to how management operates the business between segments.

In the following table, revenue is disaggregated by geography.

	For the Three Months Ended September 30, 2020	For the Three Months Ended September 30, 2019
Geography
United States	$759,586	$2,420,423
International	2,576,810	1,491,745
Total	$3,336,396	$3,912,168

	For the Six Months Ended September 30, 2020	For the Six Months Ended September 30, 2019
Geography
United States	$2,474,185	$5,332,890
International	3,801,648	1,885,740
Total	$6,275,833	$7,218,630

For the three and six months ended September 30, 2020, Muirhead Avionics, the Company’s distributor for Western Europe accounted for sales of $2,115,484 and $2,552,742, respectively.

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

TEL-INSTRUMENT ELECTRONICS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 3 – Accounts Receivable, net

The following table sets forth the components of accounts receivable:

	September 30, 2020	March 31, 2020
Government	$1,816,595	$1,095,131
Commercial	143,311	324,013
Less: Allowance for doubtful accounts	(7,500)	(7,500)
	$1,952,406	$1,411,644

Note 4 – Restricted Cash to Support Appeal Bond

In January 2018, the Company transferred $2,000,000 to a restricted cash account to secure a letter of credit which was used for collateral for the appeal bond (See Note 12).

Note 5 – Inventories, net

Inventories consist of:

	September 30, 2020	March 31, 2020

Purchased parts	$2,744,088	$3,011,072
Work-in-process	858,774	597,166
Finished goods	16,035	34,441
Less: Inventory reserve	(570,000)	(550,000)
	$3,048,897	$3,092,679

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

	Three Months Ended	Three Months Ended
	September 30, 2020	September 30, 2019
Basic net income per share computation:
Net income	$222,748	$536,234
Less: Preferred dividends	(80,000)	(80,000)
Net income attributable to common shareholders	142,748	456,234
Weighted-average common shares outstanding	3,255,887	3,255,887
Basic net income per share	$0.04	$0.14
Diluted net income per share computation
Net income attributable to common shareholders	$142,748	$456,234
Add: Preferred dividends	80,000	80,000
Diluted income attributable to common shareholders	$222,748	$536,234
Weighted-average common shares outstanding	3,255,887	3,255,887
Incremental shares attributable to the assumed conversion of preferred stock, and exercise of outstanding stock options and warrants	1,813,062	1,689,778
Total adjusted weighted-average shares	5,068,949	4,945,665
Diluted net income per share	$0.04	$0.11

	Six Months Ended	Six Months Ended
	September 30, 2020	September 30, 2019
Basic net income per share computation:
Net income	$333,728	$794,010
Preferred dividends	(160,000)	(160,000)
Net income attributable to common shareholders	173,728	634,010
Weighted-average common shares outstanding	3,255,887	3,255,887
Basic net income per share	$0.05	$0.19
Diluted net income per share computation
Net income attributable to common shareholders	$173,728	$634,010
Add: Preferred dividends	-	160,000
Diluted income attributable to common shareholders	$173,728	$794,010
Weighted-average common shares outstanding	3,255,887	3,255,887
Incremental shares attributable to the assumed conversion of preferred stock, and exercise of outstanding stock options and warrants	-	1,689,778
Total adjusted weighted-average shares	3,255,887	4,945,665
Diluted net income per share	$0.05	$0.16

TEL-INSTRUMENT ELECTRONICS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 6 – Net Income per Share (continued)

The following table summarizes securities that, if exercised, would have an anti-dilutive effect on earnings per share for the three months ended:

	September 30, 2020	September 30, 2019
Convertible preferred stock	-	-
Stock options	-	118,500
Warrants	-	50,000
	-	168,500

The following table summarizes securities that, if exercised, would have an anti-dilutive effect on earnings per share for the six months ended:

	September 30, 2020	September 30, 2019
Convertible preferred stock	1,794,778	-
Stock options	83,500	118,500
Warrants	-	50,000
	1,878,278	168,500

Note 7 – Line of Credit

In March 2020, Bank of America extended the line of credit to January 31, 2021. The new agreement includes a line of credit up to $690,000. Monthly payments are interest only. The line is collateralized by substantially all of the assets of the Company.

As of September 30, 2020 and March 31, 2020, the outstanding balances were $680,000 and $680,000, respectively.  As of September 30, 2020 the remaining availability under this line is $10,000. The interest rate at September 30, 2020 was 3.9%.

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

The Company submitted its application for 100% loan forgiveness in October 2020. The application is being reviewed by Bank of America and then will be submitted to the SBA for final review and forgiveness.

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

Management evaluates the performance of its segments and allocates resources to them based on gross margin. The Company’s general and administrative costs and sales and marketing expenses, and engineering costs are not segment specific. As a result, all operating expenses are not managed on a segment basis.  Net interest includes expenses on debt and income earned on cash balances, both maintained at the corporate level. The tables below present information about reportable segments within the avionics business for the three and six months ending September 30, 2020 and 2019:

Three Months Ended September 30, 2020	Avionics Government	Avionics Commercial	Avionics Total	Corporate Items	Total
Net sales	$2,976,153	$360,243	$3,336,396	$-	$3,336,396
Cost of sales	1,720,943	248,630	1,969,573	-	1,969,573
Gross margin	1,255,210	111,613	1,366,823	-	1,366,823

Engineering, research, and development			554,555	-	554,555
Selling, general and administrative			158,154	306,655	464,809
Litigation costs			-	5,514	5,514
Interest income			-	(1,879)	(1,879)
Interest expense – judgment			-	52,490	52,490
Interest expense			-	9,380	9,380
Total expenses			712,709	372,160	1,084,869
Income (loss) before income taxes			$654,114	$(372,160)	$281,954

Three Months Ended September 30, 2019	Avionics Government	Avionics Commercial	Avionics Total	Corporate Items	Total
Net sales	$3,140,454	$771,714	$3,912,168	$-	$3,912,168
Cost of sales	1,626,089	412,446	2,038,535	-	2,038,535
Gross margin	1,514,365	359,268	1,873,633	-	1,873,633

Engineering, research, and development			525,739	-	525,739
Selling, general and administrative			278,026	347,137	625,163
Litigation costs				91,553	91,553
Change in fair value of common stock warrants				(5,500)	(5,500)
Interest income			-	(1,018)	(1,018)
Interest expense - judgment				90,596	90,596
Interest expense			-	10,866	10,866
Total expenses			803,765	533,634	1,337,399
Income (loss) before income taxes			$1,069,868	$(533,634)	$536,234

TEL-INSTRUMENT ELECTRONICS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 9 – Segment Information (continued)

Six Months Ended September 30, 2020	Avionics Government	Avionics Commercial	Avionics Total	Corporate Items	Total
Net sales	$5,539,429	$736,404	$6,275,833	$-	$6,275,833
Cost of sales	2,903,225	501,174	3,404,399	-	3,404,399
Gross margin	2,636,204	235,230	2,871,434	-	2,871,434

Engineering, research, and development			1,186,508	-	1,186,508
Selling, general and administrative			411,992	714,068	1,126,060
Litigation costs			-	8,210	8,210
Interest income			-	(4,725)	(4,725)
Other income			-	(13,854)	(13,854)
Interest expense – judgment			-	127,634	127,634
Interest expense			-	19,160	19,160
Total expenses			1,598,500	850,493	2,448,993
Income (loss) before income taxes			$1,272,934	$(850,493)	$422,441

Six Months Ended September 30, 2019	Avionics Government	Avionics Commercial	Avionics Total	Corporate Items	Total
Net sales	$5,644,594	$1,574,036	$7,218,630	$-	$7,218,630
Cost of sales	2,868,656	894,737	3,763,393	-	3,763,393
Gross margin	2,775,938	679,299	3,455,237	-	3,455,237

Engineering, research, and development			1,050,842	-	1,050,842
Selling, general and administrative			512,604	725,030	1,237,634
Litigation costs				102,060	102,060
Change in fair value of common stock warrants				73,000	73,000
Interest income			-	(2,018)	(2,018)
Interest expense - judgment				171,106	171,106
Interest expense			-	28,603	28,603
Total expenses			1,563,446	1,097,781	2,661,227
Income (loss) before income taxes			$1,891,791	$(1,097,781)	$794,010

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

The tax effect of temporary differences, primarily net operating loss carryforwards, asset reserves and accrued liabilities, gave rise to the Company’s deferred tax asset.  Deferred income taxes are recognized for the tax consequence of such temporary differences at the enacted tax rate expected to be in effect when the differences reverse. The Company had approximately $2.6 million in deferred tax assets at September 30, 2020. Future profitability in this competitive industry depends on continually obtaining and fulfilling new profitable sales agreements and modifying products.  The inability to obtain new profitable contracts or the failure of the Company’s engineering development efforts could reduce estimates of future profitability, which could affect the Company’s ability to realize the deferred tax assets.

The recognized deferred tax asset is based upon the expected utilization of its benefit from future taxable income. The Company has federal net operating loss (“NOL”) carryforwards of approximately $3.6 million. These carryforward losses are available to offset future taxable income, and begin to expire in the year 2027.

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

The Company's leases generally do not provide an implicit rate, and therefore the Company uses its incremental borrowing rate as the discount rate when measuring operating lease liabilities. The incremental borrowing rate represents an estimate of the interest rate the Company would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of a lease. The Company used incremental borrowing rates as of April 1, 2019 for operating leases that commenced prior to that date. The Company estimated its incremental borrowing rate based on its credit quality, line of credit agreement and by comparing interest rates available in the market for similar borrowings. The Company used a discount rate of 6.25% at September 30, 2020.

The following table reconciles the undiscounted future minimum lease payments (displayed by year and in the aggregate) under non-cancelable operating leases with terms of more than one year to the total lease liabilities recognized on the unaudited condensed consolidated balance sheet as of September 30, 2020:

Remaining payments 2021	$113,940
2022	93,381
Total undiscounted future minimum lease payments	207,321
Less: Difference between undiscounted lease payments and discounted lease liabilities	(6,304)
Present value of net minimum lease payments	201,017
Less current portion	(201,017)
Operating lease liabilities – long-term	$-0-

Total rent expense for the three and six months ended September 30, 2020 was $90,884 and $181,805, respectively, as compared to $83,824 and $171,618 for the three and six months ended September 30, 2019, respectively.

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

The Journal Entry of Judgment including judgment against the Company in the amount of $1.3 million for tortious interference with prospective business advantage, of $1.5 million for tortious interference with existing contracts, and $2.1 million in punitive damages was entered on November 22, 2017. Pursuant to K.S.A. 16-204(d) “any judgment rendered by a court of this state on or after July 1, 1986, shall bear interest on and after the day on which judgment is rendered at the rate provided by subsection (e). The Kansas Secretary of State publishes the rate amount. The amount published for July 1, 2017 through June 30, 2018 is 5.75%, 6.5% July 1, 2018 through June 30, 2019, 7.0% July 1, 2019 through June 30, 2020, and 4.25% July 1, 2020 through June 30, 2021. Interest on the $4,900,000 judgment started to accrue on November 22, 2017, the date the judgment was entered. As of September 30, 2020, the outstanding amount of the judgement and accrued interest is $5,785,183.

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

Other than the matters outlined above, the Company is currently not involved in any litigation that we believe could have a material adverse effect on the Company’s financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of executive officers of the Company, threatened against or affecting the Company, or its common stock in which an adverse decision could have a material effect.

TEL-INSTRUMENT ELECTRONICS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 13 – Subsequent Event

On October 30, 2020, Mr. Joseph P. Macaluso informed the Board of Directors of Tel-Instrument Electronics Corp. (the “Company”) that he was resigning from his position as Principal Accounting Officer of the Company, effective as of November 13, 2020.

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

Overview

The Company reported net income of $222,748 and $333,728 and net sales of $3,336,396 and $6,275,833 for the three and six months ended September 30, 2020, respectively, as compared to net income of $536,234 and $794,010 and net sales of $3,912,168 and $7,218,630 for the same three and six month periods in the prior fiscal year, respectively. While we believe the business is still strong, we have been impacted by the pandemic in our commercial business and delays in orders from some of our military customers. The pandemic has also impacted our supply chain and our labor force, but we have been working through these issues without having any significant delays. Our international business remains strong mainly due to our Mode 5 test sets, including our T-47/M5, which has received AIMS (Air Traffic Control Radar Beacon System, Identification Friend or Foe, Mark XII/Mark XIIA, Systems) approval, our CRAFT products, and the T-4530i and the TS-4530A. Our international sales have increased 102% to $3,801,648 for the six months ended September 30, 2020 as compared to the same period last year. We have received large orders for our Mode 5 test sets from Germany, the United Kingdom, Australia, Japan, South Korea, Poland, Canada and orders from 12 other countries. We believe the Mode 5 market will remain strong for the next couple of years. The Company is also the dominant supplier for Mode 5 test sets to the U.S. Military.

The Company continues to pursue opportunities in the international market for our Mode 5 test sets with good success. We continue to emphasize the importance of capturing the majority share of the large Identification Friend or Foe (“IFF”) international market. The Company is also in discussions with other major international customers that have evaluated our Mode 5 test sets and we are excited about the opportunities overseas.

The Company also sells it Mode 5 test sets to Lockheed Martin for the Joint Strike Fighter (“JSF”) program, and we believe this program will generate significant CRAFT orders as this program ramps up limited rate production. The Company had already received orders from Lockheed Martin for the AN/USM-708 units, for the JSF Program, totaling over $6 million. Sikorsky has also indicated that it will be ordering CRAFT test sets for its new helicopters. The Company also received orders from other customers for this product.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Overview (continued)

The Company also been awarded a $956,000 contract from Lockheed Martin to support the F-35 Joint Strike Fighter. This is a competitively bid development contract to design a “go-no-go” test set for the F-35 advanced communication systems. The system will involve much higher frequency levels than what TIC has worked with in the past and is a testament to our engineering team who came up with a winning design concept. The contract includes eight engineering qualification test sets with an option for 50 additional production test sets upon the completion of the development program. Lockheed Martin is a key customer and we are thrilled to be working with them on this critical program. It is expected that this development and testing program will be completed within 12 months.

The Company also received a $722,577 government loan from the Payroll Protection Program in May 2020. The Company believes that it will meet the requirements for forgiveness for a major portion of this loan. The loan has allowed us to continue development work on the SDR/OMNI test set despite the uncertain outlook for commercial aviation market.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Overview (continued)

We believe that our expected cash flows from operations, as a result of the increase in business, based on current projections, and current cash balances, which amounted to approximately $5.5 million, including the $2 million in restricted cash will be sufficient to operate in the normal course of business for next 12 months from the issuance date of these financial statements, including any payments for settlement of the litigation (see liquidity section below).

In February 2020, Bank of America agreed to extend the line of credit from March 31, 2020 to January 31, 2021. The new agreement includes open availability up to $690,000. Monthly payments will be interest only.

At September 30, 2020, the Company’s backlog of orders was approximately $5.1 million as compared to $6.0 million at September 30, 2019. Historically, the Company obtains orders which are required to be filled in less than 12 months, and therefore, these anticipated orders are not reflected in the backlog.

Results of Operations

Sales

For the three and six months ended September 30, 2020, net sales decreased $575,772 (14.7%) and $942,797 (13.1%) to $3,336,396 and $6,275,833, respectively, as compared to $3,912,168 and $7,218,630 for the three and six months ended September 30, 2019, respectively. Avionics government sales decreased $164,301 (5.2%) and $105,165 (1.9%), respectively, to $2,976,153 and $5,539,429 for the three and six months ended September 30, 2020 as compared to $3,140,454 and $5,644,594 for the three and six months ended September 30, 2019, respectively. This decrease in sales is primarily attributed to lower sales of our Mode 5 products due to delays in the receipt of orders as a result of the pandemic offset partially by an increase in sales of our Precision DME (Distance Measuring Equipment) products and other legacy test sets. Commercial sales decreased $411,471 (53.3%) and $837,632 (53.2%) to $360,243 and $736,404 for the three and six months ended September 30, 2020 as compared to $771,714 and $1,574,036 for the three and six months ended September 30, 2019. Our commercial business has been seriously impacted by the COVID-19 pandemic. The unprecedented and rapid spread of COVID-19 and the related travel restrictions and social distancing measures implemented throughout the world have significantly reduced demand for air travel.

Gross Margin

For the three and six months ended September 30, 2020, total gross margin decreased $506,810 (27.0%) and $583,803 (16.9%) to $1,366,823 and $2,871,434 as compared to $1,873,633 and $3,455,237 for the three and six months ended September 30, 2019 primarily as a result of the decrease in volume and slightly lower prices as a result of competition internationally. The gross margin percentage for the three months ended September 30, 2020 was 41.0% as compared to 47.9% for the three months ended September 30, 2019. The gross margin percentage for the six months ended September 30, 2020 was 45.8% as compared to 47.9% for the three months ended September 30, 2019.

Operating Expenses

Selling, general and administrative expenses decreased $160,354 (25.6%) and $111,574 (9.0%) to $464,809 and $1,126,060 for the three and six months ended September 30, 2020 as compared to $625,163 and $1,237,634 for the three and six months ended September 30, 2019. This decrease is primarily attributed to lower outside commissions, marketing consulting fees and salaries and fringes and accrued profit sharing expenses offset partially by higher administrative consulting fees.

Litigation costs decreased $86,039 and $93,850 to $5,514 and $8,210 for the three and six months ended September 30, 2020 as compared to $91,553 and $102,060 for the three and six months ended September 30, 2019. This decrease reflects decreased activity related to the litigation (see Notes 4 and 12 to the unaudited condensed consolidated financial statements). With respect to the Aeroflex litigation, the Company has appealed the $4.9 million judgement and has set aside $2 million in cash to support an appeal bond. The appeal submissions are now complete. We continue to believe that the trial judge erred in his legal ruling on standing and other issues during the trial and that we have strong grounds for the award to be vacated or reduced. Our attorneys estimate that it will take over a year from now for this appeal to work its way through the Kansas court system.

Engineering, research and development expenses increased $28,816 (5.5%) and $135,666 (12.9%) to $554,555 and $1,186,508 for the three and six months ended September 30, 2020 as compared to $525,739 and $1,050,842 for the three and six months ended September 30, 2019. The Company continues to invest in the development of the Company’s hand-held product line utilizing CRAFT and TS-4530A technology, the enhanced remote client, the T-4530i, and the incorporation of other product enhancements in existing designs.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations (continued)

Income from Operations

As a result of the above, the Company recorded income from operations of $341,945 and $550,656 for the three and six months ended September 30, 2020 as compared to income from operations of $631,178 and $1,064,701 for the three and six months ended September 30, 2019.

Other Income (Expense), Net

For the three months ended September 30, 2020, total other expense was $59,991 as compared to other expense of $94,944 for the three months ended September 30, 2019 primarily the result of the lower interest expense related to the judgement as a result of the lower interest rate. For the six months ended September 30, 2020, total other expense was $128,215 as compared to other expense of $270,691 for the six months ended September 30, 2019 primarily the result of the change in the fair value of the common stock warrants and the lower interest expense related to the judgement as a result of the lower interest rate.

Income before Income Taxes

As a result of the above, the Company recorded income before taxes of $281,954 and $422,441 for the three and six months ended September 30, 2020 as compared to income before taxes of $536,234 and $794,010 for the three and six months ended September 30, 2019.

Income Taxes

For the three and six months ended September 30, 2020, the Company recorded income tax expense of $59,206 and $88,713 as compared to $-0- for the three and six months ended September 30, 2019. For the three and six months ended September 30, 2019, the Company recorded no income tax benefit as such amounts were offset by a valuation allowance.

Net Income

As a result of the above, the Company recorded net income of $222,748 and $333,728 for the three and six months ended September 30, 2020 as compared to net income of $536,234 and $794,010 for the three and months ended September 30, 2019.

Liquidity and Capital Resources

At September 30, 2020, the Company had net working capital of $2,590,342 including accrued legal damages related to the Aeroflex litigation of $5,785,183, as compared to working capital of $1,776,176 at March 31, 2020. This change is primarily the result of the increase in accounts receivable and lower accounts payable and accrued liabilities offset partially by the SBA PPP loan.

During the six months ended September 30, 2020, the Company’s cash balance (including the $2 million in restricted cash for the appeal) increased by $328,813 to $5,463,552.  The Company’s principal sources and uses of funds were as follows:

Cash (used in) provided by operating activities. For the six months ended September 30, 2020, the Company used $374,468 in cash for operations as compared to providing $1,799,621 in cash from operations for the six months ended September 30, 2019.  This increase in cash used for operations is mostly attributed to the changes in accounts receivable and deferred revenues and lower operating income.

Cash used in investing activities.  For the six months ended September 30, 2020, the Company used $19,247 of its cash for investment activities, as compared to $63,536 for the six months ended September 30, 2019, as a result of a decrease in the purchase of capital equipment.

Cash provided by (used in) financing activities. For the six months ended September 30, 2020, the Company provided $722,528 in cash from financing activities as compared to using $73,683 for the six months ended September 30, 2019. This increase is the due to the proceeds received from the SBA PPP Loan program.

In March 2020, Bank of America extended the line of credit to January 31, 2021. The new agreement includes a line of credit up to $690,000. Monthly payments are interest only. The line was collateralized by substantially all of the assets of the Company.

As of September 30, 2020 and March 31, 2020, the outstanding balances were $680,000 and $680,000, respectively.  As of September 30, 2020 the remaining availability under this line is $10,000. The interest rate at September 30, 2020 was 3.9%.

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

Under the terms of the CARES Act, PPP loan recipients can apply for and be granted forgiveness for all or a portion of loan granted under the program. Such forgiveness will be determined, subject to limitations, based on the use of loan proceeds for payment of payroll costs and any payments of mortgage interest, rent, and utilities. While we are believe that we met the conditions to obtain forgiveness for a large portion of the PPP loan, no assurance is provided that the Company will in fact obtain forgiveness of the PPP Loan in whole or in part. The PPP Loan has a two-year term and bears interest at a rate of 1% per annum. Monthly principal and interest payments are deferred for six months after the date of disbursement. The PPP Loan may be prepaid at any time prior to maturity with no prepayment penalties. Based on the June 5, 2020 Paycheck Protection Program Flexibility Act, certain changes will need to be made to the original Note, based on the new law. The Company submitted its application for 100% loan forgiveness in October 2020. The application is being reviewed by Bank of America and then will be submitted to the SBA for final review and forgiveness.

Moving forward, we believe that our expected cash flows from operations and current cash balances, which amounted to approximately $5.5 million, including the approximately $2 million in restricted cash will be sufficient to operate in the normal course of business for next 12 months from the issuance date of these financial statements, including any payments for settlement of the litigation.

Currently, the Company has no material future capital expenditure requirements.

There was no significant impact on the Company’s operations as a result of inflation for the six months ended September 30, 2020.

These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2020, filed with the SEC on June 29, 2020 (the “Annual Report”).

Off-Balance Sheet Arrangements

As of September 30, 2020, the Company had no off-balance sheet arrangements.

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

As reflected in the accompanying unaudited condensed consolidated balance sheet as of September 30, 2020, the Company has recorded estimated damages to date of $5.8 million, including interest, as a result of a jury verdict associated with the Aeroflex litigation. The Company has filed for an appeal (see Notes 4 and 12). As of September 30, 2020, the Company has cash balances of $5.5 million, including $2 million of restricted cash as well as $2.0 million in accounts receivable. We expect to continue to have sufficient cash to fully cover the Aeroflex damages amount.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company’s equity securities during the quarter ended September 30, 2020.

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

TEL-INSTRUMENT ELECTRONICS CORP.

Date: November 12, 2020	By:	/s/ Jeffrey C. O’Hara
Name: Jeffrey C. O’Hara
Title: Chief Executive Officer Principal Executive Officer

Date: November 12, 2020	By:	/s/ Joseph P. Macaluso
Name: Joseph P. Macaluso
Title: Principal Financial Officer Principal Accounting Officer