Form 10-Q
period 2020-12-31
TEL INSTRUMENT ELECTRONICS CORP
filed 2021-02-16
CIK 96885

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2020

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

As of February 12, 2021, there were 3,255,887 shares outstanding of the registrant’s common stock.

TEL-INSTRUMENT ELECTRONICS CORP.

PART I – FINANCIAL INFORMATION

Item 1.  Unaudited Condensed Consolidated Financial Statements.

TEL-INSTRUMENT ELECTRONICS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2020	March 31, 2020
	(unaudited)
ASSETS

Current assets:
Cash	$2,941,731	$3,126,195
Accounts receivable, net	1,881,122	1,411,644
Inventories, net	2,930,864	3,092,679
Restricted cash to support appeal bond	2,011,050	2,008,544
Prepaid expenses and other current assets	239,447	382,428
Total current assets	10,004,214	10,021,490

Equipment and leasehold improvements, net	230,308	263,750
Operating lease right-of-use assets	146,907	306,740
Deferred tax asset, net	2,648,897	2,712,780
Other long-term assets	35,109	35,109
Total assets	$13,065,435	$13,339,869

LIABILITIES & STOCKHOLDERS’ EQUITY

Current liabilities:
Line of credit	$-	$680,000
Operating lease liabilities – current portion	146,907	214,793
Accounts payable and accrued liabilities	681,118	1,035,023
Deferred revenues – current portion	116,399	145,168
Accrued legal damages	5,837,673	5,657,549
Finance lease obligations – current portion	-	49
Accrued payroll, vacation pay and payroll taxes	457,749	512,732
Total current liabilities	7,239,846	8,245,314

Operating lease liabilities – long-term	-	91,947
Deferred revenues – long-term	300,923	327,132

Total liabilities	7,540,769	8,664,393

Commitments and contingencies

Stockholders’ equity:
Preferred stock, 1,000,000 shares authorized, par value $0.10 per share
Preferred stock, 500,000 shares 8% Cumulative Series A Convertible Preferred issued and outstanding, par value $0.10 per share	3,695,998	3,515,998
Preferred stock, 166,667 shares 8% Cumulative Series B Convertible Preferred issued and outstanding, par value $0.10 per share	1,147,367	1,087,367
Common stock, 7,000,000 shares authorized, par value $0.10 per share, 3,255,887 shares issued and outstanding, respectively	325,586	325,586
Additional paid-in capital	7,392,453	7,616,624
Accumulated deficit	(7,036,738)	(7,870,099)
Total stockholders’ equity	5,524,666	4,675,476
Total liabilities and stockholders’ equity	$13,065,435	$13,339,869

See accompanying notes to unaudited condensed consolidated financial statements.

TEL-INSTRUMENT ELECTRONICS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019

Net sales	$2,672,742	$4,733,135	$8,948,575	$11,951,765
Cost of sales	1,661,653	2,520,653	5,066,052	6,284,046

Gross margin	1,011,089	2,212,482	3,882,523	5,667,719

Operating expenses:
Selling, general and administrative	740,696	609,394	1,866,756	1,847,028
Litigation expenses	1,998	16,830	10,208	118,890
Engineering, research and development	492,432	580,517	1,678,940	1,631,359
Total operating expenses	1,235,126	1,206,741	3,555,904	3,597,277

Income (loss) from operations	(224,037)	1,005,741	326,619	2,070,442

Other income (expense):
Interest income	1,591	2,065	6,316	4,083
Other income	758	-	14,612	-
Gain on forgiveness of PPP loan	722,577	-	722,577	-
Change in fair value of common stock warrants	-	-	-	(73,000)
Interest expense - judgment	(52,490)	(84,715)	(180,124)	(255,821)
Interest expense	(8,030)	(15,514)	(27,190)	(44,117)
Total other income (expense)	664,406	(98,164)	536,191	(368,855)

Income before income taxes	440,369	907,577	862,810	1,701,587

Income tax (benefit) expense	(59,264)	-	29,449	-

Net income	499,633	907,577	833,361	1,701,587

Preferred stock dividends	(80,000)	(80,000)	(240,000)	(240,000)

Net income attributable to common shareholders	$419,633	$827,577	$593,361	$1,461,587

Basic income per common share	$0.13	$0.25	$0.18	$0.45
Diluted income per common share	$0.10	$0.18	$0.16	$0.35

Weighted average shares outstanding:
Basic	3,255,887	3,255,887	3,255,887	3,255,887
Diluted	5,095,665	4,975,665	5,065,665	4,824,652

See accompanying notes to unaudited condensed consolidated financial statements.

TEL-INSTRUMENT ELECTRONICS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Three Months Ended December 31, 2020 and 2019

(Unaudited)

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock
	# of Shares Issued	Amount	# of Shares Issued	Amount	# of Shares Issued	Amount	Additional Paid-In Capital	Accumulated Deficit	Total
Balances at October 1, 2020	500,000	$3,635,998	166,667	$1,127,367	3,255,887	$325,586	$7,467,176	$(7,536,371)	$5,019,756
8% Dividends on Preferred Stock	-	60,000	-	20,000	-	-	(80,000)	-	-
Stock-based compensation	-	-	-	-	-	-	5,277	-	5,277
Net income	-	-	-	-	-	-	-	499,633	499,633
Balances at December 31, 2020	500,000	$3,695,998	166,667	$1,147,367	3,255,887	$325,586	$7,392,453	$(7,036,738)	$5,524,666

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock
	# of Shares Issued	Amount	# of Shares Issued	Amount	# of Shares Issued	Amount	Additional Paid-In Capital	Accumulated Deficit	Total
Balances at October 1, 2019	500,000	$3,395,998	166,667	$1,047,367	3,255,887	$325,586	$7,766,072	$(11,812,579)	$722,444
8% Dividends on Preferred Stock	-	60,000	-	20,000	-	-	(80,000)	-	-
Stock-based compensation	-	-	-	-	-	-	5,276	-	5,276
Net income	-	-	-	-	-	-	-	907,577	907,577
Balances at December 31, 2019	500,000	$3,455,998	166,667	$1,067,367	3,255,887	$325,586	$7,691,348	$(10,905,002)	$1,635,297

See accompanying notes to unaudited condensed consolidated financial statements.

TEL-INSTRUMENT ELECTRONICS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Nine Months Ended December 31, 2020 and 2019

(Unaudited)

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock
	# of Shares Issued	Amount	# of Shares Issued	Amount	# of Shares Issued	Amount	Additional Paid-In Capital	Accumulated Deficit	Total
Balances at April 1, 2020	500,000	$3,515,998	166,667	$1,087,367	3,255,887	$325,586	$7,616,624	$(7,870,099)	$4,675,476
8% Dividends on Preferred Stock	-	180,000	-	60,000	-	-	(240,000)	-	-
Stock-based compensation	-	-	-	-	-	-	15,829	-	15,829
Net income		-	-	-	-	-	-	833,361	833,361
Balances at December 31, 2020	500,000	$3,695,998	166,667	$1,147,367	3,255,887	$325,586	$7,392,453	$(7,036,738)	$5,524,666

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock
	# of Shares Issued	Amount	# of Shares Issued	Amount	# of Shares Issued	Amount	Additional Paid-In Capital	Accumulated Deficit	Total
Balances at April 1, 2019	500,000	$3,275,998	166,667	$1,007,367	3,255,887	$325,586	$7,914,955	$(12,606,589)	$(82,683)
8% Dividends on Preferred Stock	-	180,000	-	60,000	-	-	(240,000)	-	-
Stock-based compensation	-	-	-	-	-	-	16,393	-	16,393
Net income	-	-	-	-	-	-	-	1,701,587	1,701,587
Balances at December 31, 2019	500,000	$3,455,998	166,667	$1,067,367	3,255,887	$325,586	$7,691,348	$(10,905,002)	$1,635,297

See accompanying notes to unaudited condensed consolidated financial statements.

TEL-INSTRUMENT ELECTRONICS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	December 31, 2020	December 31, 2019
Cash flows from operating activities:
Net income	$833,361	$1,701,587
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Deferred income taxes	63,883	-
Depreciation and amortization	92,820	74,353
Amortization of right of use assets	159,833	150,783
Provision for inventory obsolescence	25,000	57,000
Forgiveness of PPP Loan	(722,577)	-
Change in fair value of common stock warrant	-	73,000
Non-cash stock-based compensation	15,829	16,393
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(469,478)	(616,640)
Decrease (increase) in inventories	136,815	(193,247)
Decrease (increase) in prepaid expenses & other assets	148,743	(86,996)
Decrease in accounts payable and other accrued liabilities	(353,905)	(165,350)
(Decrease) increase in accrued payroll, vacation pay and payroll taxes	(54,983)	93,591
(Decrease) increase in deferred revenues	(54,978)	185,522
Decrease in operating lease liabilities	(159,833)	(150,783)
Increase in accrued legal damages	180,124	258,761
Net cash (used in) provided by operating activities	(159,346)	1,397,974

Cash flows from investing activities:
Purchases of equipment	(65,140)	(102,341)
Net cash used in investing activities	(65,140)	(102,341)

Cash flows from financing activities:
Proceeds from SBA PPP Loan	722,577	-
Repayment of line of credit	(680,000)	(90,000)
Payment of warrant liability	-	(116,500)
Repayment of finance lease obligations	(49)	(4,950)
Net cash provided by (used in) financing activities	42,528	(211,450)

Net (decrease) increase in cash and restricted cash	(181,958)	1,084,183

Cash and restricted cash at beginning of period	5,134,739	2,590,727
Cash and restricted cash at end of period	$4,952,781	$3,674,910

End of period
Cash	$2,941,731	$1,667,364
Restricted cash	2,011,050	2,007,546
	$4,952,781	$3,674,910
Beginning of period
Cash	$3,126,195	$585,856
Restricted cash	2,008,544	2,004,871
	$5,134,739	$2,590,727

Supplemental cash flow information:
Taxes paid	$-	$-
Interest paid	$19,497	$35,080

Supplemental disclosure of non-cash financing activities:

a)	Upon adoption of ASC 842, Leases, on April 1, 2019 the Company recorded $508,551 of right-use assets and related operating leases liabilities.
b)	The Company’s PPP loan was forgiven by the SBA in the amount of $722,577.

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

The Company’s operations have been affected by the recent and ongoing outbreak of the coronavirus disease 2019 (COVID-19) which in March 2020, was declared a pandemic by the World Health Organization. While the business is still strong, we have been impacted by the pandemic in our commercial business and delays in orders from some of our military customers. The pandemic has also impacted our supply chain and our labor force with disruptions to both the delivery of critical inventory components and personal shortages due to COVID quarantines. Our international business remains strong mainly due to our Mode 5 test sets, including our T-47/M5, which has received AIMS (Air Traffic Control Radar Beacon System, Identification Friend or Foe, Mark XII/Mark XIIA, Systems) approval, our CRAFT products, especially for Lockheed Martin for the Joint Strike Fighter (“JSF”) program, and the T-4530i and the TS-4530A. The ultimate disruption which may be caused by the outbreak is uncertain; however, it may result in a material adverse impact on the Company’s financial position, operations and cash flows. Possible areas that may be affected include, but are not limited to, disruption to the Company’s customers and revenue, labor workforce, inability of customers to pay outstanding accounts receivable due and owing to the Company as they limit or shut down their businesses,  customers seeking relief or  extended payment plans relating to accounts receivable due and owing to the Company, unavailability of products and supplies used in operations, and the decline in value of assets held by the Company, including property and equipment.

Moving forward, we believe that our expected cash flows from operations and current cash balances at December 31, 2020, which amounted to approximately $5.0 million, including the approximately $2 million in restricted cash will be sufficient to operate in the normal course of business for next 12 months from the issuance date of these financial statements, including any payments for settlement of the litigation (see Note 12).

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of Tel-Instrument Electronics Corp. as of December 31, 2020, the results of operations and changes in stockholders’ equity for the three and nine months ended December 31, 2020 and December 31, 2019, and statements of cash flows for the nine months ended December 31, 2020 and December 31, 2019.  These results are not necessarily indicative of the results to be expected for the full year.  The unaudited condensed consolidated financial statements have been prepared in accordance with the requirements of Form 10-Q and consequently do not include disclosures normally made in an Annual Report on Form 10-K.  The March 31, 2020 balance sheet included herein was derived from the audited financial statements included in the Company’s Annual Report on Form 10-K as of that date.  Accordingly, the unaudited condensed consolidated financial statements included herein should be reviewed in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2020, as filed with the United States Securities and Exchange Commission (the “SEC”) on June 29, 2020 (the “Annual Report”).

Revenue Recognition

The Company accounts for revenue recognition in accordance with ASC 606. The core principle of Topic 606 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASC 606 defines a five-step process to achieve the core principal and, in doing so, it is possible more judgement and estimates may be required within the revenue recognition process than are currently in use.

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

When determining the transaction price of a contract, an adjustment is made if payment from the customer occurs either significantly before or significantly after performance, resulting in a significant financing component. Applying the practical expedient in paragraph 606-10-32-18, the Company does not assess whether a significant financing component exists if the period between when the Company performs its obligations under the contract and when the customer pays is one year or less. None of the Company’s contracts contained a significant financing component as of December 31, 2020.

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

TEL-INSTRUMENT ELECTRONICS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2 – Summary of Significant Accounting Policies (continued)

Revenue Recognition (continued)

Extended Warranties

The extended warranties sold by the Company provide a level of assurance beyond the coverage for defects that existed at the time of a sale or against certain types of covered damage with coverage terms generally ranging from 5 to 7 years. Amounts received for warranties are recorded as deferred revenue and recognized as revenue ratably over the respective term of the agreements. As of December 31, 2020, $367,718 is expected to be recognized from remaining performance obligations for extended warranties as compared to $413,554 at March 31, 2020. For the three and nine months ended December 31, 2020, the Company recognized revenue of $22,140 and $66,420, respectively, from amounts that were included in Deferred Revenue as compared to $22,431 and $63,171, respectively, from amounts that were included in Deferred Revenue for the three and nine months ended December 31, 2019.

The following table provides a summary of the changes in deferred revenues for the nine months ended December 31, 2020:

Deferred revenues at April 1, 2020	$413,554
Additional extended warranties	20,584
Revenue recognized for the nine months ended December 31, 2020	(66,420)
Deferred revenues at December 31, 2020	$367,718

Other Deferred Revenues

The Company sometimes receives payments in advance of shipment. These amounts are classified as other deferred revenues. For the periods ended December 31, 2020 and March 31, 2020, the Company has other deferred revenues of $49,604 and $58,746, respectively.

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

Disaggregation of revenue

In the following tables, revenue is disaggregated by revenue category.

	For the Three Months Ended December 31, 2020
	Commercial	Government
Sales Distribution
Test Units	$104,346	$2,212,507
	$104,346	$2,212,507

The remainder of our revenues for the three months ended December 31, 2020 are derived from repairs and calibration of $273,388, replacement parts of $59,026, extended warranties of $22,140 and other revenues of $1,335. We do not disaggregate these revenue streams as they are not deemed an important element related to how management operates the business between segments.

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

	For the Nine Months Ended December 31, 2020
	Commercial	Government
Sales Distribution
Test Units	$280,743	$7,697,701
	$280,743	$7,697,701

The remainder of our revenues for the nine months ended December 31, 2020 are derived from repairs and calibration of $762,828, replacement parts of $82,796, extended warranties of $66,420 and other revenues of $58,087. We do not disaggregate these revenue streams as they are not deemed an important element related to how management operates the business between segments.

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

In the following table, revenue is disaggregated by geography.

	For the Three Months Ended December 31, 2020	For the Three Months Ended December 31, 2019
Geography
United States	$1,304,664	$2,070,339
International	1,368,078	2,662,796
Total	$2,672,742	$4,733,135

	For the Nine Months Ended December 31, 2020	For the Nine Months Ended December 31, 2019
Geography
United States	$3,842,263	$7,403,229
International	5,106,312	4,548,536
Total	$8,948,575	$11,951,765

For the three and nine months ended December 31, 2020, Muirhead Avionics, the Company’s distributor for Western Europe accounted for sales of $681,293 and $3,234,035, respectively, as compared to $1,406,243 and $2,080,527for the three and nine months ended December 31, 2019. One government customer (Lockheed Martin) represented 17% of sales for the three months ended December 31, 2020.

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

TEL-INSTRUMENT ELECTRONICS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 3 – Accounts Receivable, net

The following table sets forth the components of accounts receivable:

	December 31, 2020	March 31, 2020
Government	$1,633,677	$1,095,131
Commercial	254,945	324,013
Less: Allowance for doubtful accounts	(7,500)	(7,500)
	$1,881,122	$1,411,644

Note 4 – Restricted Cash to Support Appeal Bond

In January 2018, the Company transferred $2,000,000 to a restricted cash account to secure a letter of credit which was used for collateral for the appeal bond (See Note 12).

Note 5 – Inventories, net

Inventories consist of:

	December 31, 2020	March 31, 2020

Purchased parts	$2,408,455	$3,011,072
Work-in-process	1,043,772	597,166
Finished goods	53,637	34,441
Less: Inventory reserve	(575,000)	(550,000)
	$2,930,864	$3,092,679

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

	Three Months Ended	Three Months Ended
	December 31, 2020	December 31, 2019
Basic net income per share computation:
Net income	$499,633	$907,577
Less: Preferred dividends	(80,000)	(80,000)
Net income attributable to common shareholders	419,633	827,577
Weighted-average common shares outstanding	3,255,887	3,255,887
Basic net income per share	$0.13	$0.25
Diluted net income per share computation
Net income attributable to common shareholders	$419,633	$827,577
Add: Preferred dividends	80,000	80,000
Diluted income attributable to common shareholders	$499,633	$907,577
Weighted-average common shares outstanding	3,255,887	3,255,887
Incremental shares attributable to the assumed conversion of preferred stock, and exercise of outstanding stock options and warrants	1,839,778	1,719,778
Total adjusted weighted-average shares	5,095,665	4,975,665
Diluted net income per share	$0.10	$0.18

	Nine Months Ended	Nine Months Ended
	December 31, 2020	December 31, 2019
Basic net income per share computation:
Net income	$833,361	$1,701,587
Preferred dividends	(240,000)	(240,000)
Net income attributable to common shareholders	593,361	1,461,587
Weighted-average common shares outstanding	3,255,887	3,255,887
Basic net income per share	$0.18	$0.45
Diluted net income per share computation
Net income attributable to common shareholders	$593,361	$1,461,587
Add: Preferred dividends	240,000	240,000
Diluted income attributable to common shareholders	$833,361	$1,701,587
Weighted-average common shares outstanding	3,255,887	3,255,887
Incremental shares attributable to the assumed conversion of preferred stock, and exercise of outstanding stock options and warrants	1,809,778	1,568,765
Total adjusted weighted-average shares	5,065,665	4,824,652
Diluted net income per share	$0.16	$0.35

TEL-INSTRUMENT ELECTRONICS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 6 – Net Income per Share (continued)

The following table summarizes securities that, if exercised, would have an anti-dilutive effect on earnings per share for the three months ended:

	December 31, 2020	December 31, 2019
Convertible preferred stock	-	-
Stock options	83,500	118,500
Warrants	-	-
	83,500	118,500

The following table summarizes securities that, if exercised, would have an anti-dilutive effect on earnings per share for the nine months ended:

	December 31, 2020	December 31, 2019
Convertible preferred stock	-	-
Stock options	83,500	118,500
Warrants	-	-
	83,500	118,500

Note 7 – Line of Credit

In March 2020, Bank of America extended the line of credit to January 31, 2021. The new agreement includes a line of credit up to $690,000. Monthly payments are interest only. The line is collateralized by substantially all of the assets of the Company.

In December 2020, the Company paid the balance of the line of credit in the amount of $680,000. As of December 31, 2020 and March 31, 2020, the outstanding balances were $-0- and $680,000, respectively.  As of December 31, 2020 the remaining availability under this line is $690,000.

The bank has extended the expiration of the line of credit to March 31, 2021 to allow time to complete the underwriting of the renewal.

Note 8 – SBA PPP Loan

On March 27, 2020, former President Trump signed the Coronavirus Aid, Relief and Economic Security (the “CARES Act”), which, among other things, outlines the provisions of the Paycheck Protection Program (the “PPP”). The Company determined that it met the criteria to be eligible to obtain a loan under the PPP because, among other reasons, in light of the COVID-19 outbreak and the uncertainty of economic conditions related thereto, the loan was considered necessary to support the Company’s ongoing operations and retain all its employees. In addition, former President Trump signed into law the Paycheck Protection Program and Health Care Enhancement Act on April 24, 2020, which increased funding provided by the CARES Act. On May 4, 2020 the Company issued a promissory note (the “Note”) to Bank of America in the principal aggregate amount of $722,577 (the “PPP Loan”) pursuant to the PPP under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The funds were deposited into the Company’s bank account on May 4, 2020. On June 5, 2020 the Paycheck Protection Program Flexibility Act was signed into law and extended the program until December 31, 2020.

Under the terms of the CARES Act, PPP loan recipients can apply for and be granted forgiveness for all or a portion of loan granted under the program. Such forgiveness will be determined, subject to limitations, based on the use of loan proceeds for payment of payroll costs and any payments of mortgage interest, rent, and utilities. The PPP Loan had a two-year term and bears interest at a rate of 1% per annum. Monthly principal and interest payments are deferred for nine months after the date of disbursement. The PPP Loan may be prepaid at any time prior to maturity with no prepayment penalties. Based on the June 5, 2020 Paycheck Protection Program Flexibility Act, certain changes will need to be made to the original Note, based on the new law.

The Company submitted its application for 100% loan forgiveness in October 2020.

In December 2020 the loan was 100% forgiven by the SBA. As a result, the Company recorded a gain on the forgiveness of the loan in the amount of $722,577.

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

Management evaluates the performance of its segments and allocates resources to them based on gross margin. The Company’s general and administrative costs and sales and marketing expenses, and engineering costs are not segment specific. As a result, all operating expenses are not managed on a segment basis.  Net interest includes expenses on debt and income earned on cash balances, both maintained at the corporate level. The tables below present information about reportable segments within the avionics business for the three and nine months ending December 31, 2020 and 2019:

Three Months Ended December 31, 2020	Avionics Government	Avionics Commercial	Avionics Total	Corporate Items	Total
Net sales	$2,212,507	$460,235	$2,672,742	$-	$2,672,742
Cost of sales	1,247,606	414,047	1,661,653	-	1,661,653
Gross margin	964,901	46,188	1,011,089	-	1,011,089

Engineering, research, and development			492,432	-	492,432
Selling, general and administrative			215,952	524,744	740,696
Litigation costs			-	1,998	1,998
Interest income			-	(1,591)	(1,591)
Other income			-	(758)	(758)
Forgiveness of PPP loan			-	(722,577)	(722,577)
Interest expense – judgment			-	52,490	52,490
Interest expense			-	8,030	8,030
Total expenses			708,384	(137,664)	570,720
Income before income taxes			$302,705	$137,664	$440,369

Three Months Ended December 31, 2019	Avionics Government	Avionics Commercial	Avionics Total	Corporate Items	Total
Net sales	$3,919,605	$813,530	$4,733,135	$-	$4,733,135
Cost of sales	2,089,563	431,090	2,520,653	-	2,520,653
Gross margin	1,830,042	382,440	2,212,482	-	2,212,482

Engineering, research, and development			580,517	-	580,517
Selling, general and administrative			195,151	414,243	609,394
Litigation costs			-	16,830	16,830
Interest income			-	(2,065)	(2,065)
Interest expense - judgment			-	84,715	84,715
Interest expense			-	15,514	15,514
Total expenses			775,668	529,237	1,304,905
Income (loss) before income taxes			$1,436,814	$(529,237)	$907,577

TEL-INSTRUMENT ELECTRONICS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 9 – Segment Information (continued)

Nine Months Ended December 31, 2020	Avionics Government	Avionics Commercial	Avionics Total	Corporate Items	Total
Net sales	$7,751,936	$1,196,639	$8,948,575	$-	$8,948,575
Cost of sales	4,145,959	920,093	5,066,052	-	5,066,052
Gross margin	3,605,977	276,546	3,882,523	-	3,882,523

Engineering, research, and development			1,678,940	-	1,678,940
Selling, general and administrative			627,944	1,238,812	1,866,756
Litigation costs			-	10,208	10,208
Interest income			-	(6,316)	(6,316)
Forgiveness of PPP loan				(722,577)	(722,577)
Other income			-	(14,612)	(14,612)
Interest expense – judgment			-	180,124	180,124
Interest expense			-	27,190	27,190
Total expenses			2,306,884	712,829	3,019,713
Income (loss) before income taxes			$1,575,639	$(712,829)	$862,810

Nine Months Ended December 31, 2019	Avionics Government	Avionics Commercial	Avionics Total	Corporate Items	Total
Net sales	$9,564,199	$2,387,566	$11,951,765	$-	$11,951,765
Cost of sales	4,958,219	1,325,827	6,284,046	-	6,284,046
Gross margin	4,605,980	1,061,739	5,667,719	-	5,667,719

Engineering, research, and development			1,631,359	-	1,631,359
Selling, general and administrative			707,755	1,139,273	1,847,028
Litigation costs			-	118,890	118,890
Change in fair value of common stock warrants			-	73,000	73,000
Interest income			-	(4,083)	(4,083)
Interest expense - judgment			-	255,821	255,821
Interest expense			-	44,117	44,117
Total expenses			2,339,114	1,627,018	3,966,132
Income (loss) before income taxes			$3,328,605	$(1,627,018)	$1,701,587

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

The tax effect of temporary differences, primarily net operating loss carryforwards, asset reserves and accrued liabilities, gave rise to the Company’s deferred tax asset.  Deferred income taxes are recognized for the tax consequence of such temporary differences at the enacted tax rate expected to be in effect when the differences reverse. The Company had approximately $2.6 million in deferred tax assets at December 31, 2020. Future profitability in this competitive industry depends on continually obtaining and fulfilling new profitable sales agreements and modifying products.  The inability to obtain new profitable contracts or the failure of the Company’s engineering development efforts could reduce estimates of future profitability, which could affect the Company’s ability to realize the deferred tax assets.

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

The Company's leases generally do not provide an implicit rate, and therefore the Company uses its incremental borrowing rate as the discount rate when measuring operating lease liabilities. The incremental borrowing rate represents an estimate of the interest rate the Company would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of a lease. The Company used incremental borrowing rates as of April 1, 2019 for operating leases that commenced prior to that date. The Company estimated its incremental borrowing rate based on its credit quality, line of credit agreement and by comparing interest rates available in the market for similar borrowings. The Company used a discount rate of 6.25% at December 31, 2020.

The following table reconciles the undiscounted future minimum lease payments (displayed by year and in the aggregate) under non-cancelable operating leases with terms of more than one year to the total lease liabilities recognized on the unaudited condensed consolidated balance sheet as of December 31, 2020:

Remaining payments 2021	$56,970
2022	93,381
Total undiscounted future minimum lease payments	150,351
Less: Difference between undiscounted lease payments and discounted lease liabilities	(3,444)
Present value of net minimum lease payments	146,907
Less current portion	(146,907)
Operating lease liabilities – long-term	$-0-

Total rent expense for the three and nine months ended December 31, 2020 was $90,920 and $272,725, respectively, as compared to $97,664 and $269,282 for the three and nine months ended December 31, 2019, respectively.

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

The Journal Entry of Judgment including judgment against the Company in the amount of $1.3 million for tortious interference with prospective business advantage, of $1.5 million for tortious interference with existing contracts, and $2.1 million in punitive damages was entered on November 22, 2017. Pursuant to K.S.A. 16-204(d) “any judgment rendered by a court of this state on or after July 1, 1986, shall bear interest on and after the day on which judgment is rendered at the rate provided by subsection (e). The Kansas Secretary of State publishes the rate amount. The amount published for July 1, 2017 through June 30, 2018 is 5.75%, 6.5% July 1, 2018 through June 30, 2019, 7.0% July 1, 2019 through June 30, 2020, and 4.25% July 1, 2020 through June 30, 2021. Interest on the $4,900,000 judgment started to accrue on November 22, 2017, the date the judgment was entered. As of December 31, 2020, the outstanding amount of the judgement and accrued interest is $5,837,673.

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

The Company is very optimistic about the prospects of its appeal for a judgment as a matter of law. The Company was hoping for a decision from the court this calendar year but this timing will likely be delayed due to the ongoing COVID-19 related shutdown of the Kansas court system. As such, the appeal process is expected to take at least another year to complete.

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

Note 13 – Subsequent Event

Effective February 8, 2021, Tel-Instrument Electronics Corp. hired Pauline Romeo to serve as the Company’s Principal Accounting Officer.

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

Overview

The Company reported net income of $499,633 and $833,361 and net sales of $2,672,742 and $8,948,575 for the three and nine months ended December 31, 2020, respectively, as compared to net income of $907,577 and $1,701,587 and net sales of $4,733,135 and $11,951,765 for the same three and nine month periods in the prior fiscal year, respectively. Profitability for the three and nine months ended December 31, 2020 was positively impacted by the forgiveness of the PPP Loan (defined below) in the amount of $722,577. While we believe the business is still strong, we have been impacted by the COVID-19 pandemic in our commercial business and delays in orders from some of our military customers. The quarter ended December 31, 2020 was also impacted by delays from our supply chain which resulted in lower shipments for the quarter. Our international business remains strong mainly due to our Mode 5 test sets, including our T-47/M5, which has received AIMS (Air Traffic Control Radar Beacon System, Identification Friend or Foe, Mark XII/Mark XIIA, Systems) approval, our CRAFT products, and the T-4530i and the TS-4530A. Our international sales have increased over 200% to $5,106,312 for the nine months ended December 31, 2020 as compared to the same period last year. We have received large orders for our Mode 5 test sets from Germany, the United Kingdom, Australia, Japan, South Korea, Poland, Canada and orders from 12 other countries. We believe the Mode 5 market will remain strong for the next couple of years. The Company is also the dominant supplier for Mode 5 test sets to the U.S. Military. In January 2021 the Company received two large orders totaling over $2 million for its legacy and CRAFT products.

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

The Company also sells it Mode 5 test sets to Lockheed Martin for the Joint Strike Fighter (“JSF”) program, and we believe this program will generate significant CRAFT orders as this program ramps up limited rate production. The Company had already received and shipped orders from Lockheed Martin for the AN/USM-708 units, for the JSF Program, totaling over $6 million. Sikorsky has also indicated that it will be ordering CRAFT test sets for its new helicopters. The Company also received orders from other customers for this product.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Overview (continued)

The Company has built a solid position in the Mode 5 IFF flight line test equipment market, and we believe our products are very competitive in the overseas markets. We believe that we are well-positioned as our CRAFT and TS-4530A flight-line test sets have been endorsed by the U.S. military and we have already delivered test sets into 18 international markets.

The Company had been awarded a $956,000 contract from Lockheed Martin to support the F-35 Joint Strike Fighter. This is a competitively bid development contract to design a “go-no-go” test set for the F-35 advanced communication systems. The system will involve much higher frequency levels than what TIC has worked with in the past and is a testament to our engineering team who came up with a winning design concept. The contract includes eight engineering qualification test sets with an initial option for 50 production test sets upon the completion of the development program. This development program has been going extremely well and TIC had been preparing for the Critical Design Review (“CDR”) in mid-February until we were notified last week by Lockheed Martin that the program has been put on hold due to cash issues. It is our hope that this funding issue will be resolved in the near future and we still plan to complete the development and testing work this calendar year. If the program is not turned back on in the near-term, TIC has the ability to submit an invoice for all engineering work performed on the contract.

The Company also received a $722,577 government loan from the Payroll Protection Program in May 2020 (the “PPP Loan”). The PPP Loan has allowed us to continue development work on the SDR/OMNI test set despite the uncertain outlook for commercial aviation market. In December 2020, the full amount of the PPP Loan was forgiven by the SBA.

We continue to be excited about our new lightweight, hand-held product (the “SDR/OMNI”) that we are planning to introduce this year. This new SDR/OMNI technology should provide us with the opportunity to expand out of our relatively narrow avionics test market niche and enter the much larger secure communications radio test market. We believe that our new hardware platform provides unmatched capabilities in a market leading form factor. The world’s first “All-in-One” Avionics Test Set utilizes true software-designed radio technology that enables it to test all common avionics functions in one 4.5-pound test set. The SDR/OMNI has very wide frequency to accommodate new commercial and military waveforms. This is half the weight of competitive test sets. It utilizes the latest touch screen technology and has the capability to replace all TIC commercial test sets and military flight-line test sets with one handheld product. With the significant disruption in the commercial avionics market caused by the COVID pandemic, the Company has shifted its engineering focus to the military communications test set market which will be the initial product release. This is a much larger market than our traditional avionics market and the SDR/OMNI is ideally situated to gain market share in this segment. We are also continuing work on the ill be a commercial avionics air traffic control test set but the introduction of this test set will be delayed until later this year.

We are also working closely with our other military customers on new potential market opportunities that will be needed to maintain our sales and profitability growth. We are in discussions with an existing customer on a new test set that should generate significant revenues and profitability starting in the next fiscal year.

The Aeroflex litigation (see Note 12 to the Unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report) did not result in a favorable outcome for the Company, despite our belief that we committed no wrong-doing.

The jury found no misappropriation of Aeroflex trade secrets but it found that the Company tortiously interfered with a prospective business opportunity and awarded damages. The jury also ruled that Tel tortiously interfered with Aeroflex’s non-disclosure agreements with two former Aeroflex employees. The jury also found that the former Aeroflex employees breached their non-disclosure agreements with Aeroflex. The Court conducted further hearings on the Company’s post-trial motions which sought to reduce the damages award of $2.8 million, as well as the punitive damages claim.  The Court denied the Company’s motions and awarded Aeroflex an additional $2.1 million of punitive damages. The Company has filed motions in January 2018 for the Court to reconsider the amount of damages on the grounds that they are duplicative and not legally supportable. The Court heard these motions and such motions were denied. The Company has filed for the appeal. The Company has posted a $2 million bond for the appeal. This $2 million bond amount will remain in place during the appeal process (See Note 12 to the Unaudited Condensed Consolidated Financial Statements). The Company believes it has solid grounds to appeal this verdict and believes it has submitted strong legal arguments to vacate the decision. However, the Company cannot predict the timing or the outcome of the appeal. The Company is very optimistic about the prospects of its appeal for a judgment as a matter of law. The Company was hoping for a decision from the court this calendar year, but this timing will likely be delayed due to the three month COVID-19 related shutdown of the Kansas court system. As such, the appeal process is expected to take at least another year to complete.

The Company has the ability to settle this case at its sole discretion by withdrawing the appeal and paying the judgment plus interest amount.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Overview (continued)

We believe that our expected cash flows from operations, based on our open orders, current projections, and current cash balances, which amounted to approximately $5.0 million, including the $2 million in restricted cash will be sufficient to operate in the normal course of business for next 12 months from the issuance date of these financial statements, including any required payments for settlement of the litigation (see liquidity section below).

In December 2020, the Company paid the balance of the line of credit in the amount of $680,000. As of December 31, 2020 and March 31, 2020, the outstanding balances were $-0- and $680,000, respectively.  As of December 31, 2020 the remaining availability under this line is $690,000. The bank has extended the expiration of the line of credit to March 31, 2021 to allow time to complete the underwriting of the renewal.

At December 31, 2020, the Company’s backlog of orders was approximately $5.7 million as compared to $4.2 million at December 31, 2019. Historically, the Company obtains orders which are required to be filled in less than 12 months, and therefore, these anticipated orders are not reflected in the backlog. In January 2021, the Company received two major contracts for our legacy test sets totaling over $2 million.

Results of Operations

Sales

For the three and nine months ended December 31, 2020, net sales decreased $2,060,393 (43.5%) and $3,003,190 (25.1%) to $2,672,742 and $8,948,575, respectively, as compared to $4,733,135, and $11,951,765 for the three and nine months ended December 31, 2019, respectively.

Avionics government sales decreased $1,707,098 (43.6%) to $2,212,507 for the three months ended December 31, 2020 as compared to $3,919,605 for the three ended December 31, 2019. The decline in sales is primarily attributed to the decrease in international sales. International sales declined $1,358,132 (51%) to $1,304,644 for the three months ended December 31, 2020 as compared to $2,662,796 for the three months ended December 31, 2019, primarily as a result of the decrease in the sales of the T-4530i for which the Company shipped a large order to the German military last year during the three months ended December 31, 2019.

Avionics government sales decreased $1,812,263 (18.9%) to $7,751,936 for the nine months ended December 31, 2020 as compared to $9,564,199 for the nine months ended December 31, 2019. This decrease in sales is primarily attributed to the decrease in shipment of our AN/USM-708 test set to Lockheed for the F-35 program, AN/USM-719 and TS-4530A Mode 5 test sets to the U.S. Government, and shipments to the German military of our T-4530i offset partially by increased sales of our T-47/M5 Dual Crypto test set.

Commercial sales decreased $353,295 (43.4%) and $1,190,927 (49.9%) to $460,335 and $1,196,639 for the three and nine months ended December 31, 2020 as compared to $813,530 and $2,387,566 for the three and nine months ended December 31, 2019. Our commercial business has been seriously impacted by the COVID-19 pandemic. The unprecedented and rapid spread of COVID-19 and the related travel restrictions and social distancing measures implemented throughout the world have significantly reduced demand for air travel and test set support equipment.

Gross Margin

For the three and nine months ended December 31, 2020, total gross margin decreased $1,201,393 (54.3%) and $1,785,196 (31.5%) to $1,011,089 and $3,882,523 as compared to $2,212,482 and $5,667,719 for the three and nine months ended December 31, 2019 primarily as a result of the decrease in volume and lower net prices as a result of competition internationally. The gross margin percentage for the three months ended December 31, 2020 was 37.8% as compared to 46.7% for the three months ended December 31, 2019. The gross margin percentage for the nine months ended December 31, 2020 was 43.4% as compared to 47.4% for the three months ended December 31, 2019.

Operating Expenses

Selling, general and administrative expenses increased $131,302 (21.5%) and $19,728 (1.1%) to $740,896 and $1,866,756 for the three and nine months ended December 31, 2020 as compared to $609,394 and $1,847,028 for the three and nine months ended December 31, 2019. The increase is primarily attributed to the one time increase in professional fees partially offset by lower profit sharing and consulting fees.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations (continued)

Operating Expenses (continued)

Litigation costs decreased $14,832 and $108,682 to $1,998 and $10,208 for the three and nine months ended December 31, 2020 as compared to $16,830 and $118,890 for the three and nine months ended December 31, 2019. This decrease reflects decreased activity related to the litigation (see Notes 4 and 12 to the unaudited condensed consolidated financial statements). With respect to the Aeroflex litigation, the Company has appealed the $4.9 million judgement and has set aside $2 million in cash to support an appeal bond. The appeal submissions are now complete. We continue to believe that the trial judge erred in his legal ruling on standing and other issues during the trial and that we have strong grounds for the award to be vacated or reduced. Our attorneys estimate that it will take at least a year from now for this appeal to work its way through the Kansas court system. The pandemic has affected the judicial system and its efforts to resolve open actions have therefor been delayed.

Engineering, research and development expenses decreased $88,085 (15.2%) to $492,432 for the three months ended December 31, 2020 as compared to $580,517 for the three months ended December 31, 2019. While total engineering expense has increased as a result of our increased engineering activities, including the development of a “go-no-go” test set for the F-35 advanced communication systems under a funded program from Lockheed Martin.  The decrease in total engineering expenditures is related to more time being spent on revenue producing contracts by the engineering department in this period.

Engineering, research and development expenses increased $47,581 (2.9%) to $1,678,940 for the nine months ended December 31, 2020 as compared to $1,631,359 for the nine months ended December 31, 2019. Total engineering expense has increased as a result of our increased engineering activities, including the development of a “go-no-go” test set for the F-35 advanced communication systems under a funded program from Lockheed Martin. The increase in overall engineering expense was offset partially by  more time being spent on revenue producing contracts by the engineering department in this period.

The Company continues to invest heavily in the development of the Company’s SDR/OMNI hand-held product line utilizing CRAFT and TS-4531A technology, the T-4530i, and the incorporation of other product enhancements in existing designs.

Income from Operations

As a result of the above, the Company recorded a loss from operation of $224,037 for the three months ended December 31, 2020 as compared to income from operations of $1,005,741 for the three months ended December 2019. For the nine months ended December 31 2020 the Company recorded income from operations of $326,619 as compared to $2,070,442 for the nine months ended December 31, 2019.

Other Income (Expense), Net

For the three months ended December 31, 2020, total other income was $664,406 as compared to other expense of $98,164 for the three months ended December 31, 2019 primarily the result of the forgiveness of the PPP loan by the SBA. For the nine months ended December 31, 2020, total other income was $536,191 as compared to other expense of $368,855 for the nine months ended December 31, 2019 primarily the result of the of the forgiveness of the PPP loan by the SBA and the change in the fair value of the common stock warrants and the lower interest expense related to the judgement as a result of the lower interest rate.

Income before Income Taxes

As a result of the above, the Company recorded income before taxes of $440,369 and $862,810 for the three and nine months ended December 31, 2020 as compared to income before taxes of $907,577 and $1,701,587 for the three and nine months ended December 31, 2019.

Income Taxes

For the three months ended December 31, 2020, the Company recorded an income tax benefit of $59,264, as a result of the Company’s taxable loss for the quarter as the forgiveness of the PPP loan is not a taxable event, as compared to $-0- for the three months ended December 31, 2019. For the nine months ended December 31, 2020, the Company recorded income tax expense of $29,449 as compared to $-0- for the three months ended December 31, 2019. For the three and nine months ended December 31, 2019, the Company recorded no income tax benefit as such amounts were offset by a valuation allowance.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Net Income

As a result of the above, the Company recorded net income of $499,633 and $833,361 for the three and nine months ended December 31, 2020 as compared to net income of $907,577 and $1,701,587 for the three and months ended December 31, 2019.

Liquidity and Capital Resources

At December 31, 2020, the Company had net working capital of $2,764,368 including accrued legal damages related to the Aeroflex litigation of $5,837,673, as compared to working capital of $1,776,176 at March 31, 2020. This change is primarily the result of the and lower accounts payable and payment of the line of credit as well as cash received from the PPP loan, which was forgiven by the SBA.

During the nine months ended December 31, 2020, the Company’s cash balance (including the $2 million in restricted cash for the appeal) decreased by $181,958 to $4,952,781.  The Company’s principal sources and uses of funds were as follows:

Cash (used in) provided by operating activities. For the nine months ended December 31, 2020, the Company used $159,346 in cash for operations as compared to providing $1,397,374 in cash from operations for the nine months ended December 31, 2019.  This increase in cash used for operations is mostly attributed to the lower operating income.

Cash used in investing activities.  For the nine months ended December 31, 2020, the Company used $65,140 of its cash for investment activities, as compared to $102,341 for the nine months ended December 31, 2019, as a result of a decrease in the purchase of capital equipment.

Cash provided by (used in) financing activities. For the nine months ended December 31, 2020, the Company provided $42,528 in cash from financing activities as compared to using $211,450 for the nine months ended December 31, 2019. This increase is the due to the proceeds received from the SBA PPP Loan program offset mostly by the payment of the line of credit. During the nine months ended December 2019 the Company also paid the warrant liability in the amount of $116,500.

In March 2020, Bank of America extended the line of credit to January 31, 2021. The new agreement includes a line of credit up to $690,000. Monthly payments are interest only. The line is collateralized by substantially all of the assets of the Company.

In December 2020, the Company paid the balance of the line of credit in the amount of $680,000. As of December 31, 2020 and March 31, 2020, the outstanding balances were $-0- and $680,000, respectively.  As of December 31, 2020 the remaining availability under this line is $690,000.

The bank has extended the expiration of the line of credit to March 31, 2021 to allow time to complete the underwriting of the renewal.

On March 27, 2020, former President Trump signed the Coronavirus Aid, Relief and Economic Security (the “CARES Act”), which, among other things, outlines the provisions of the Paycheck Protection Program (the “PPP”). The Company determined that it met the criteria to be eligible to obtain a loan under the PPP because, among other reasons, in light of the COVID-19 outbreak and the uncertainty of economic conditions related thereto, the loan was considered necessary to support the Company’s ongoing operations and retain all its employees. In addition, former President Trump signed into law the Paycheck Protection Program and Health Care Enhancement Act on April 24, 2020, which increased funding provided by the CARES Act. On May 4, 2020 the Company issued a promissory note (the “Note”) to Bank of America in the principal aggregate amount of $722,577 (the “PPP Loan”) pursuant to the Paycheck Protection Program (“PPP”) under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The amount was deposited in our bank on May 4, 2020. On June 5, 2020 the Paycheck Protection Program Flexibility Act was signed into law and extended the program until December 31, 2020.

Under the terms of the CARES Act, PPP loan recipients can apply for and be granted forgiveness for all or a portion of loan granted under the program. Such forgiveness will be determined, subject to limitations, based on the use of loan proceeds for payment of payroll costs and any payments of mortgage interest, rent, and utilities. The PPP Loan had a two-year term and bears interest at a rate of 1% per annum. Monthly principal and interest payments are deferred for nine months after the date of disbursement. The PPP Loan may be prepaid at any time prior to maturity with no prepayment penalties. Based on the June 5, 2020 Paycheck Protection Program Flexibility Act, certain changes will need to be made to the original Note, based on the new law. The Company submitted its application for 100% loan forgiveness in October 2020. The loan has allowed us to continue development work on the SDR/OMNI test set despite the uncertain outlook for commercial aviation market. In December 2020 the loan was 100% forgiven by the SBA.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources

Moving forward, we believe that our expected cash flows from operations and current cash balances, which amounted to approximately $5.0 million, including the approximately $2 million in restricted cash will be sufficient to operate in the normal course of business for next 12 months from the issuance date of these financial statements, including any payments for settlement of the litigation.

Currently, the Company has no material future capital expenditure requirements.

There was no significant impact on the Company’s operations as a result of inflation for the nine months ended December 31, 2020.

These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2020, filed with the SEC on June 29, 2020 (the “Annual Report”).

Off-Balance Sheet Arrangements

As of December 31, 2020, the Company had no off-balance sheet arrangements.

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

Effective February 8, 2021, Tel-Instrument Electronics Corp. hired Pauline Romeo to serve as the Company’s Principal Accounting Officer.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

The Aeroflex litigation (see Note 12 to the Unaudited Condensed Consolidated Financial Statements ) did not result in a favorable outcome for the Company, despite our belief that we committed no wrong-doing.

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

As reflected in the accompanying unaudited condensed consolidated balance sheet as of December 31, 2020, the Company has recorded estimated damages to date of $5.8 million, including interest, as a result of a jury verdict associated with the Aeroflex litigation. The Company has filed for an appeal (see Notes 4 and 12). As of December 31, 2020, the Company has cash balances of $5.0 million, including $2 million of restricted cash as well as $2.0 million in accounts receivable. We expect to continue to have sufficient cash to fully cover the Aeroflex damages amount.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company’s equity securities during the quarter ended December 31, 2020.

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

TEL-INSTRUMENT ELECTRONICS CORP.

Date: February 16, 2021	By:	/s/ Jeffrey C. O’Hara
Name: Jeffrey C. O’Hara
Title: Chief Executive Officer Principal Executive Officer Principal Financial Officer