Form 10-K
period 2021-03-31
TEL INSTRUMENT ELECTRONICS CORP
filed 2021-06-29
CIK 96885

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended March 31, 2021

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

If an emerging growth company,  indicate by check mark if  the registrant  has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided  pursuant  to Section  7(a)(2)(B) of  the Securities Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Act).  Yes ☐ No ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates on September 30, 2020 (the last business day of our most recently completed second fiscal quarter) was $6,339,010 based on the closing price of $3.60 on September 30, 2020.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

3,255,887 shares of common stock, par value $0.10 per share, were outstanding as of June 28, 2021.

TEL-INSTRUMENT ELECTRONICS CORP.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Included in this Annual Report on Form 10-K are “forward-looking” statements, within the meaning of Section 27A and Section 21E of the Securities Act of 1934, as amended (the “Exchange Act”), that involve substantial risks and uncertainties, as well as historical information. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that the expectations reflected in these forward-looking statements will prove to be correct. Our actual results could differ materially from those anticipated in forward-looking statements as a result of certain factors. Forward-looking statements include those that use forward-looking terminology, such as the words “potential”, continuing”, “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “project,” “plan,” “will,” “shall,” “should,” and similar expressions, including when used in the negative. Although we believe that the expectations reflected in these forward-looking statements are reasonable and achievable, these statements involve risks and uncertainties, and we cannot assure you that actual results will be consistent with these forward-looking statements. Important factors that could cause our actual results, performance or achievements to differ from these forward-looking statements include the following:

•	the availability and adequacy of our cash flow to meet our requirements;

•	the financial impact of the Aeroflex litigation;

•

our ability to manage general economic, business and geopolitical conditions, including the impacts of natural disasters, pandemics and outbreaks of contagious diseases and other adverse public health developments, such as the COVID-19 pandemic;

•

the recovery of market conditions, including our dependence on customers' capital budgets for sales of products and services, and adverse impacts on costs and the demand for our products as a result of factors such as the COVID-19 pandemic and the implementation of tariffs;

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

PART I

Item 1.         Business

General

Tel-Instrument Electronics Corp. (“Tel”, “TIC” or the “Company”) has been in business since 1947 and is a leading designer and manufacturer of avionics test and measurement solutions for the global commercial air transport, general aviation, and government/military aerospace and defense markets.  The Company designs, manufactures and sells instruments to test and measure, and also calibrates and repairs a wide range of airborne navigation and communication equipment.

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

Tel-Instrument Electronics Corp. an industry leader in developing, producing, selling and supporting field-tested, rugged avionic flight line (ramp) and maintenance (bench) test sets for demanding military and commercial customers that range in list price from $10,000 to $90,000. Founded in 1947 and based in East Rutherford NJ, Tel-Instrument is an OTCQB listed public company trading under ticker symbol TIKK.

The Company has built a very solid position in the Mode 5 IFF and TACAN test set market. The Company is successfully extending its dominant market position in Mode 5 test sets in the U.S. defense industry to international partners. We believe that we are well positioned as our CRAFT and TS-4530A flight-line test sets have been endorsed by the U.S. military. Internationally, the Company has been very successful in capturing the lion’s share of the Mode 5 test set business with TIC’s T-47/M5 test set being selected by many international customers including: Canada; the U.K.; Japan; South Korea; and Australia. The Company continues to be in the forefront on Mode 5 research and development and has demonstrated test capability for Mode 5 Level 2B, which provides enhanced secure navigation data to military pilots. The U.S. Army has indicated that they plan to move to this new navigation technology in the next several years. This could entail substantial software upgrade revenues for the thousands of TS-4530A test sets sold to the U.S. Army and U.S.A.F.

TIC is also actively working on completing the SDR/OMNI this year with the initial product being a communication and navigation test set for the U.S. military. The communications test capability was moved up in our development schedule based on the negative impact of the COVID-19 pandemic on commercial aviation. The U.S. military will need to upgrade thousands of existing communication and navigation test sets over the next several years to address the new frequency and waveform requirements for military radios and we believe the SDR/OMNI is well positioned to capture a large portion of this business.

Once the communications and navigation software are completed, TIC plans to introduce software APPS for the commercial transponder testing market. This will provide Transponder (Modes A, C, and S), ADS-B, and 978 MHz UAT capability for the large general aviation test market. This will allow us to compete with the IFR 4000 and 6000 test tests for our military and commercial aviation customers. The SDR-Omni product is a game changer in the commercial and military avionics test market as it will allow customers to replace multiple competitive test sets with one unit that is smaller and provides more capabilities at a fraction of the cost. This new technology could provide us with the opportunity to expand out of our relatively narrow avionics test market niche and enter the much larger secure military and homeland security radio test market which is many times the size of our existing avionics test market. The secure military test set market is very large, and we are anticipating several large competitive DOD solicitations to take place in the next several years.

TIC is also working with Lockheed Martin (LMCO) on a new MADL test set. TIC was awarded this contract after winning a competitive solicitation. MADL is a secure communications radio for the F-35. This operates in a much higher frequency range than our other test sets and could represent a further diversification out of our core markets. The contract has been put on hold for at least the next four months due to LMCO funding issues, but we are hopeful that the contract will resume this fall. TIC has completed the majority of the development work on this new test set. If the funding issue is resolved, this could generate substantial recurring revenues for the Company and would position TIC for further development contracts with LMCO.

Item 1         Business

General (continued)

Company Response to COVID-19

Fiscal year 2021 resulted in a sharp reduction in revenues and profitability for the year due mainly to the COVID-19 pandemic which negatively impacted commercial sales and severe supply chain and manufacturing staffing issues which hampered our ability to ship units.

The subsequent spread of COVID-19 to the U.S. and many other parts of the world led the World Health Organization to characterize COVID-19 as a pandemic on March 11, 2020. Thereafter, most U.S. states imposed “stay-at-home” orders on their populations to stem the spread of COVID-19. Of specific interest to the Company, stay-at-home orders were imposed in the states of New Jersey and Kansas.

The State stay-at-home orders generally required the closure of businesses that did not provide essential functions. Because the Company’s operations are as a supplier to the U.S. Military, and its manufacturing operations provide essential functions, the Company was able to continue shipping, receiving and manufacturing activities in the past year. This was extremely challenging due to manufacturing employee absences due to COVID-19 and/or quarantine requirements. The Company advised all other employees that could perform their job functions remotely to do so. As such, the Company’s operations, for the most part, remained operational, albeit at reduced staffing levels.

On May 4, 2020, the Company secured a Paycheck Protection Program (the “PPP”) loan, which, among other things is included in the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) in the amount of $772,577. TIC qualified for full loan forgiveness on the initial tranche on December 18, 2020. On January 6, 2021, updated PPP guidance outlining program changes to enhance its effectiveness and accessibility was released on in accordance with the Economic Aid to Hard-Hit Small Businesses, Non-Profits, and Venues Act. This was available to companies that recorded greater than a 25% sales reduction in any quarter compared to the prior year. The Company qualified for this second round of funding and on March 15, 2021, the company secured a Second Draw PPP loan in the amount of $772,577.

Second Draw PPP loans made to eligible borrowers qualify for full loan forgiveness if during the 8- to 24-week covered period following loan disbursement:

o	Employee and compensation levels are maintained in the same manner as required for the First Draw PPP loan
o	The loan proceeds are spent on payroll costs and other eligible expenses; and
o	At least 60% of the proceeds are spent on payroll costs

A borrower can apply for forgiveness once all loan proceeds for which the borrower is requesting forgiveness have been used. Borrowers can apply for forgiveness any time up to the maturity date of the loan. If borrowers do not apply for forgiveness within 10 months after the last day of the covered period, then PPP loan payments are no longer deferred, and borrowers will begin making loan payments to their PPP lender. The Company plans to file for loan forgiveness of the second tranche of PPP funding during fiscal year ending March 31, 2022.

The COVID-19 outbreak and the uncertainty of economic conditions relating thereto negatively impacted the Company’s results of operations, cash flows and financial position in the past fiscal year but the Company expects improved results for FY 2022. Based on the operational and financial plans that management has developed, the Company expects to be able to meet its obligations as they become due over the next twelve months.

Mode 5 Identification Friend or Foe (“IFF”) Products

T-47/M5 Dual Crypto Test Set

This new test set has been well-received in the market, especially in the international market.  It is designed as a KIV 77/KIV78 Mode 5 upgrade for the approximately 2,000 AN/APM-480A and T-47 series Mode 4 IFF test sets that the Company has sold both domestically and internationally. This will be a cost-efficient upgrade to Mode 5 for our large installed customer base. The T-47/M5 capabilities allow full testing, simulation and analysis of the following systems: Interrogator/Transponder Test set for Modes 1, 2, 3A, C, S, EHS, ADS-B TX and RX with 4 and Mode 5, TACAN, TCAS I, II and E-TCAS.  The T-47/M5 utilizes the KIV-77, SIT 2010 or the KIV-78 Crypto applique (not included) for Mode 5 testing and built in USB connection available for remote diagnostic testing and download of test results to a PC.

Item 1.          Business (continued)

General (continued)

The T-47/M5 performs the following tests:

●	Comprehensive Interrogator and Transponder test Modes 1, 2, 3A, C, S, EHS, Mode 4 and Mode 5
●	Multi Crypto Capable - Out of the Box - No Mods or added options needed
●	Full TACAN testing of A/A, G/A, and A/A BCN on all 252 TACAN channels X and Y
●	TCAS I, TCAS II and E-TCAS airborne systems intruder simulations
●	Mode 5 testing with a built in powered bay for the KIV-77, SIT 2010 and KIV-78 Crypto Applique’
●	Full Testing of ADS-B in compliance with RTCA DO-260 A and B requirements
●	Light Weight compact package in a MILSPEC Class 1 Container
●	Long Lasting Battery
●	Supports Remote Client testing utilizing USB connection to any laptop or desktop computer
●	Large Full Color Display with User Friendly easy to navigate interface

We have already sold approximately $8 million of these test sets to Canada, Japan, Korea, U.K., Europe, and other international customers. We are also receiving interest from various U.S. customers. TIC believes this will be a key product supporting our future growth and profitability. Tel has also received U.S. DOD AIMS certification for the T-47/M5 Test Set.

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

We have delivered over 3,500 TS-4530A kits and test sets. We are seeing continued demand from both the U.S. military and international customers, and we continue to explore all opportunities for this market.

Mode 5 Identification Friend or Foe (“IFF”) Products (continued)

T-4530i IFF Test Set

This new test is a software/hardware upgrade of the TS-4530A product. The lead customer for this test is the German military. This unit includes extended life Ni-MH batteries and significantly expanded manual Mode 5 test capability using a seven-year indefinite-delivery-indefinite quantity (“IDIQ”) contract to our European distributor, Muirhead Avionics (“Muirhead”) for T-4530i test sets. In total, TIC has delivered $3.4 million of these test sets to Germany with $1.4 million of these test sets delivered in fiscal year 2021. We expect additional volume orders for this product in fiscal year 2022.

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

The joint Strike Fighter (“JSF”) program continues to generate CRAFT orders as this program ramps up production. The Company has already received orders from Lockheed Martin for the AN/USM-708 units, for the JSF Program, totaling approximate $8 million. Sikorsky has also indicated that it will be ordering CRAFT test sets for its new helicopters. The Company also believes it will receive orders from other customers for this product.

Please visit www.telinstrument.com for a complete listing of all of the Company’s different military and commercial products.

New Products

SDR-OMNI

TIC is also actively working on completing the SDR/OMNI this year with the initial product being a communication and navigation test set for the U.S. military. This new test set utilizes true software-designed radio technology that enables it to test all common avionics functions in one 4.5 pound test set, which is half the weight of competitive test sets. The SDR/OMNI has very wide frequency to accommodate new commercial and military waveforms. It utilizes the latest touch screen technology and has the capability to replace all TIC commercial test sets with one handheld product. The communications test capability was moved up in our development schedule based on the negative impact of the COVID-19 pandemic on commercial aviation. The U.S. military will need to upgrade thousands of existing communication and navigation test sets over the next several years to address the new frequency and waveform requirements for military radios and we believe the SDR/OMNI is well positioned to capture a large portion of this business.

Item 1.          Business (continued)

General (continued)

Once the communications and navigation software are completed, TIC plans to introduce software APPS for the commercial transponder testing market. This will provide Transponder (Modes A, C, and S), ADS-B, and 978 MHz UAT capability for the large general aviation test market. This will allow us to compete with the IFR 4000 and 6000 test tests for our military and commercial aviation customers. The SDR-Omni product is a game changer in the commercial and military avionics test market as it will allow customers to replace multiple competitive test sets with one unit that is smaller and provides more capabilities at a fraction of the cost. This new technology could provide us with the opportunity to expand out of our relatively narrow avionics test market niche and enter the much larger secure military and homeland security radio test market which is many times the size of our existing avionics test market. The secure military test set market is very large, and we are anticipating several large competitive DOD solicitations to take place in the next several years.

MADL TEST SET

TIC is also working with Lockheed Martin (LMCO) on a new MADL test set. TIC was awarded this contract after winning a competitive solicitation. MADL is a secure communications radio for the F-35. This operates in a much higher frequency range than our other test sets and could represent a further diversification out of our core markets. The contract has been put on hold for at least the next four months due to LMCO funding issues but we are hopeful that the contract will resume this fall. TIC has completed the majority of the development work on this new test set. If the funding issue is resolved, this could generate substantial recurring revenues for the Company and would position TIC for further development contracts with LMCO.

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

Competition

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

The military market is large and is dominated by large corporations with substantially greater resources than the Company, including Aeroflex.  Tel competitively bids for government contracts based on the engineering quality and innovation of its products, competitive price, and “small business set asides” (i.e., statutory provisions requiring the military to entertain bids only from statutorily defined small businesses), and on bids for sub-contracts from major government suppliers.  There are a limited number of competitors who are qualified to bid for “small business set asides.”  The military market consists of many independent purchasing agencies and offices. The process of awarding contracts is heavily regulated by the U.S. Department of Defense.

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

Item 1.          Business (continued)

General (continued)

Marketing and Distribution

Domestic commercial sales are made throughout the U.S. to commercial airlines and general aviation businesses directly or through distributors. There were two (2) direct commercial customers who accounted for more than 10% of commercial sales in fiscal year 2021 and zero in 2020.  The Company has one domestic distributor which receives discounts ranging between 16%-20% discount for stocking, selling, and, in some cases, providing product calibration and repairs. The loss of this distributor would not have a material adverse effect on the Company or its operations. U.S. and international Commercial sales represented 15% and 19% of total sales, respectively, for the fiscal years ended March 31, 2021, and 2020. Our commercial distributor represented approximately 5% and 20%, respectively, of commercial sales during fiscal years 2021 and 2020.

Marketing to the U.S. Government is made directly by employees of the Company or through independent sales representatives, who receive similar commissions to the commercial distributors. For the years ended March 31, 2021, and 2020, sales to the U.S. Government, including shipments through the government’s logistics centers, represented approximately 38% and 30%, respectively, of total sales. For the year ended March 31, 2021, two (2) direct customers represented 10% and 33% of total sales and 12% and 39% of government sales, respectively. No international distributor represented 10% of total sales or 10% of government sales for the year ended March 31, 2021.

International sales are made throughout the world to government and commercial customers, directly through American export agents, or through the Company’s overseas distributors at a discount reflecting a 15% to 22% selling commission, under written or oral, year-to-year arrangements. The Company has an exclusive distribution agreement with Muirhead Avionics and Accessories, Ltd (“Muirhead”), based in the United Kingdom, to represent the Company in parts of Europe, and with Milspec Services in Australia and New Zealand. Tel also sells its products through exclusive distributors in Spain, Portugal, and the Far East and is exploring distribution in other areas. For the years ended March 31, 2021, and 2020, total international sales were 52% and 54%, respectively, of sales, the notable decrease is due partially to the Pandemic. Additionally, the Company has an agreement with M.P.G. Instruments s.r.l., based in Italy, wherein this distributor has the exclusive sales rights for DME/P ramp and bench test units. The Company continues to explore additional marketing opportunities in other parts of the world, including the Far East. One international distributor accounted for 13% of total sales for the fiscal years ended March 31, 2020.

The Company has no material assets overseas. Tel also provides customers with calibration and repair services. Repairs and calibrations accounted for 10% and 10% of sales for the years ended March 31, 2021, and 2020, respectively.

Future domestic market growth, if any, will be affected in part by whether the U.S. Federal Aviation Administration (“FAA”) implements additional plans to upgrade the U.S. air traffic control system regulations and by continuing recent industry trends towards more sophisticated avionics systems, both of which would require the design and manufacture of new test equipment. Currently, the T-47/M5 has been upgrade for continued support of NATO customers and we continue to develop the Mode 5L2B Flight Line Test. This technology will be supported in our T-47/M5 and T-4530i product lines. Military contracts are awarded and implemented by extensive government regulation. The Company believes its test equipment is recognized by its customers for its quality, durability, reliability, affordability, and by its advanced technology.

Backlog

Set forth below is Tel’s avionics backlog on March 31, 2021, and 2020:

	Commercial	Government	Total

March 31, 2021	$291,687	$7,310,096	$7,601,783
March 31, 2020	$200,193	$3,824,984	$4,025,177

Tel believes that most of its backlog on March 31, 2021, will be delivered during the next 12 months. The backlog is pursuant to purchase orders.  Historically, the Company obtains orders which are required to be filled in less than 12 months, and therefore, backlog amounts at the end of the period do not reflect delivered or future orders.

Item 1.          Business (continued)

General (continued)

Suppliers

TIC obtains its purchased parts from a number of suppliers.  In fiscal year 2021, our supply chain had significant issues with deliveries being delayed with negatively impacted TIC’s revenues and profitability. The situation appears to be improving this calendar year and the Company is optimistic that it will be able to obtain purchased parts, as needed, at acceptable prices.

Patents and Environmental Laws

Tel has no patents or licenses which are material to its business, and there are no material costs incurred to comply with environmental laws.

Engineering, Research, and Development

In the fiscal years ended March 31, 2021, and 2020, Tel incurred expenses of $2,295,901 and $2,239,811, respectively, on the engineering, research, and development of new and improved products.   Engineering, research, and development expenditures in fiscal year 2021 were made primarily for the development of the Company’s SDR/OMNI hand-held product line utilizing CRAFT and TS-4530A technology, the MADL test set for LMCO, and T-4530i, and the incorporation of other product enhancements in existing designs. The Company owns all of these designs with the exception of the AN/ARM-206 product. Tel’s management believes that continued significant expenditures for engineering, research, and development are necessary to enable Tel to expand its products, sales, and profits, and to remain competitive.

Personnel

As of June 28, 2021, Tel had 47 employees, comprised of 23 full-time employees in manufacturing, supply chain, and quality assurance, eight in administration and sales, including customer services and product support, and sixteen in engineering, research and development, none of whom belongs to a union. The Company also employs one part-time individual in manufacturing. From time to time, the Company also employs independent contractors to support its manufacturing, engineering, and sales organizations. As of June 28, 2021, the Company utilized three independent contractors in sales management and two Manufacturing temporary employees from an Employment agency. Tel has been successful in attracting skilled and experienced management, sales and engineering personnel, although the market for senior engineering talent is becoming very competitive. We have not experienced any work stoppages and we consider our relationship with our employees to be good.

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

Item 1B.          Unresolved Staff Comments

Not Applicable.

Item 2.          Properties

The Company leases its general office and manufacturing facility in East Rutherford, NJ (approximately 27,000 square feet). In April 2021, the Company extended the lease term for another eight years until August 31, 2029, at an initial monthly rate of $21,236.67. Under terms of the lease, the Company is also responsible for its proportionate share of the additional rent to include all real estate taxes, insurance, snow removal, landscaping and other building charges. The Company is also responsible for the utility costs for the premises.

Item 2.          Properties (continued)

The Company also leases a small office in Lawrence, Kansas under an operating lease agreement. In March 2021, the Company extended the lease term to March 31, 2022.

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

The central basis of all the claims in the Aeroflex Action is that the Company misappropriated and used Aeroflex proprietary technology and confidential information in winning the Award.  In February 2009, subsequent to the Company winning the Award, Aeroflex filed a protest of the Award with the Government Accounting Office (“GAO”). In its protest, Aeroflex alleged, inter alia, that the Company used Aeroflex’s proprietary technology in order to win the Award, the same material allegations as were later alleged in the Aeroflex Action. On or about March 17, 2009, the U.S. Army Contracts Attorney and the U.S. Army Contracting Officer each filed a statement with the GAO, expressly rejecting Aeroflex’s allegations that the Company used or infringed on Aeroflex’s proprietary technology in winning the Award and concluding that the Company had used only its own proprietary technology. On April 6, 2009, Aeroflex withdrew its protest.

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

Item 3.          Legal Proceedings (continued)

Aeroflex submitted a motion to the Court requesting that the judge award punitive damages at the maximum $5 million amount. In October 2017, the Court denied the Company’s motions and awarded Aeroflex an additional $2.1 million of punitive damages, which brings the total Tel damages awarded in this case to approximately $4.9 million. Pursuant to K.S.A. 16-204(d) “any judgment rendered by a court of this state on or after July 1, 1986, shall bear interest on and after the day on which judgment is rendered at the rate provided by subsection (e). The Kansas Secretary of State publishes the interest rate which is modified annually based on market interest rates. For the year starting July 1, 2020, the interest rate was 4.25% and cumulative interest as of fiscal year ended March 31, 2021, was $989,023. For the year starting July 1, 2021, the interest rate % has not been published to date. Interest on the $4,900,000 judgment started to accrue on November 22, 2017, the date the judgment was entered. As of March 31, 2021, the outstanding amount of the judgement and accrued interest is $5,889,023.

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

The Company is very optimistic about the prospects of its appeal for a judgment as a matter of law. The Company was hoping for a decision this calendar year, but this timing will likely be delayed due to the COVID-19 related shutdown of the Kansas court system. As such, the appeal process is expected to take another six months to a year to complete. The Company has the ability to settle this case at its sole discretion by withdrawing the appeal and paying the judgment plus interest amount. The Company currently has sufficient cash on hand and borrowing capability to pay off this liability if we lose the appeal.

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

PART II

Item 5.          Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

a) Market Information

The common stock, $0.10 par value per share, of the registrant (“Common Stock”) is traded on the OTCQB under the symbol “TIKK”. The following table sets forth the high and low per share sale prices for our Common Stock for the periods indicated as reported for fiscal years 2021 and 2020 by the OTC.

Fiscal Year
Ended March 31,
	High	Low
2021
First Quarter	$3.95	$2.56
Second Quarter	4.80	3.13
Third Quarter	5.95	2.76
Fourth Quarter	3.85	2.85

2020
First Quarter	$4.00	$3.25
Second Quarter	3.60	2.25
Third Quarter	3.82	2.75
Fourth Quarter	4.50	3.15

b) Holders

The Company has approximately 149 holders of its Common Stock as of June 28, 2021. This figure does not take into account those shareholders whose certificates are held in the name of broker-dealers or other nominees.

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

d) Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of March 31, 2021, regarding compensation plans under which equity securities of the Company are authorized for issuance. See “Equity Compensation Plan Information” under Item 12 below.

Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of options remaining available for future issuance under Equity Compensation Plans
Equity Compensation Plans approved by shareholders	98,500	$3.19	151,500
Total	98,500	$3.19	151,500

Rule 10B-18 Transactions

During the year ended March 31, 2021, there were no repurchases of the Company’s Common Stock by the Company.

Recent Sales of Unregistered Securities

During the year ended March 31, 2021, we have not issued any securities that were not registered under the Securities Act and not previously disclosed in the Company’s Quarterly Reports on Form 10-Q or Current Reports on Form 8-K.

Item 6.          Selected Financial Data

The Company is a smaller reporting company as defined in Item 10 (f) of Regulation S-K and therefore is not required to provide the information under this it

Item 7.          Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

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

Overview

Fiscal year 2021 was extremely challenging for the Company. The COVID-19 pandemic materially impacted commercial sales and supply chain disruptions prevented us from shipping product on schedule. This led to substantially reduced revenues and profitability. The Company reported a 26.6% decline in sales to $11,582,520 for the year ended March 31, 2021, as compared to $15,774,943 for the previous year. Commercial sales decreased by 42.6% to $1,723,983 for the year ended March 31, 2021, as compared to $3,004,580 for the year ended March 31, 2020. The commercial airline industry has been devastated by the COVID pandemic and this led to a sharp reduction in commercial test set orders. Avionics government sales decreased by 22.6% to $9,858,537 for the year ended March 31, 2021, as compared to $12,737,362 for the year ended March 31, 2020. This decrease in sales is mainly the result of supply chain disruption due to the pandemic, the slowdown of purchased components significantly disrupted the TIC manufacturing of finished goods. Gross Margin decreased by $2.6 million in fiscal 2021 as compared to 2020 and the gross margin percentage declined by 6 percentage points to 41.3%. This was due to adverse manufacturing variances due to the lower volume and discounted sales prices to Germany and the U.K. to secure future business. Total operating expenses for the year declined by approximately $150,000due primarily to lower bonus amounts. This expense reduction was achieved despite one-time professional fees of $300,000 related to M&A discussions and a GAO government protest that was filed in the fourth quarter. Net income before taxes was $573,030 for fiscal year 2021 as compared to $2,087,210 in fiscal year 2020. The Company’s cash balance on March 31, 2021, was $5.5 million, including the $2 million of restricted cash to support the appeal bond. The Company’s backlog on March 31, 2021, was $7.6 million, which is $3.6 million higher than the year-ago period.

Item 7.          Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Overview (continued)

The Company continues to pursue opportunities in the domestic and international market for our Mode 5 test sets with good results. We continue to receive volume orders from South Korea, Australia, Canada, the U.K. and Germany for our Mode 5 test sets. We also are receiving volume orders from the U.S. Government and Lockheed Martin for our AN/USM-708 and 719 (“CRAFT”) Mode 5 test sets. We have also been awarded a large contract from the U.S. military for our T-47NH product and are seeing solid demand for our other non-Mode 5 test sets. Our expectation is that we will continue to improve both our revenues and gross margins, but the timing of these new orders is largely out of our hands. Nonetheless, we are encouraged by the increasing activity we are seeing for military products. After a sharp drop in FY 2021, the Company is also seeing the beginning of a rebound in commercial test set business with orders in the first two months exceeding demand for all of FY2021. Tel Instrument is also working on the next generation of Mode 5 called Mode 5 Level 2B. This could potentially lead to substantial software upgrades in the future for our domestic and international Mode 5 customers. The Navy is also considering a mid-life update of our CRAFT product line which could entail funded engineering starting next fiscal year. This is an important product for the Company, and this should ensure an additional 10 years of product life.

The Company is also actively looking at expanding out of its current core avionics market area. TIC is working with Lockheed Martin (LMCO) on a new MADL test set. TIC was awarded this contract after winning a $956,000 competitive solicitation. MADL is a secure communications radio for the F-35. This operates in a much higher frequency range than our other test sets. The contract has been put on hold for at least the next four months due to LMCO funding issues, but we are hopeful that the contract will resume this fall. TIC has completed the majority of the development work on this new test set. If the funding issue is resolved, this could generate substantial recurring revenues for the Company and would position TIC for further development contracts with LMCO.

The main focus area for the Company is moving into the secure communications testing with our new DSR/OMNI test set. The world’s first “All-in-One” Avionics Test Set utilizes true software-designed radio technology that enables it to test all common avionics functions in one 4.5 pound test set. The SDR/OMNI has very wide frequency to accommodate new commercial and military waveforms in an industry leading 4.5-pound package. This is half the weight of competitive test sets. It utilizes the latest touch screen technology and has the capability to replace all TIC commercial test sets and military flight-line test sets with one handheld product. With the COVID pandemic, the Company focused all of its engineering efforts on developing a secure communications and navigation test set for the U.S. military. The communications test capability was moved up in our development schedule based on the negative impact of the COVID-19 pandemic on commercial aviation. The U.S. military will need to upgrade thousands of existing communication and navigation test sets over the next several years to address the new frequency and waveform requirements for military radios and we believe the SDR/OMNI is well positioned to capture a large portion of this business.

Once the communications and navigation software are completed, TIC plans to introduce software APPS for the commercial transponder testing market. This will provide Transponder (Modes A, C, and S), ADS-B, and 978 MHz UAT capability for the large general aviation test market. This will allow us to compete with the IFR 4000 and 6000 test tests for our military and commercial aviation customers. The SDR-Omni product is a game changer in the commercial and military avionics test market as it will allow customers to replace multiple competitive test sets with one unit that is smaller and provides more capabilities at a fraction of the cost. This new technology could provide us with the opportunity to expand out of our relatively narrow avionics test market niche and enter the much larger secure military and homeland security radio test market which is many times the size of our existing avionics test market. The secure military test set market is very large, and we are anticipating several large competitive DOD solicitations to take place in the next several years.

The Aeroflex litigation (see Note 21 to the consolidated financial statements) did not result in a favorable outcome for the Company, despite our belief that we committed no wrongdoing.

The jury found no misappropriation of Aeroflex trade secrets, but it did rule that the Company tortiously interfered with a prospective business opportunity and awarded damages. The jury also ruled that Tel tortiously interfered with Aeroflex’s non-disclosure agreements with two former Aeroflex employees. The jury also found that the former Aeroflex employees breached their non-disclosure agreements with Aeroflex. The Court conducted further hearings on the Company’s post-trial motions which sought to reduce the damages award of $2.8 million, as well as the punitive damages claim.  The Court denied the Company’s motions and awarded Aeroflex an additional $2.1 million of punitive damages. The Company has filed motions in January 2018 for the Court to reconsider the number of damages on the grounds that they are duplicative and not legally supportable. The Court heard these motions, and such motions were denied. The Company has filed for the appeal. The Company has posted a $2 million bond for the appeal. This $2 million bond amount will remain in place during the appeal process (See Note 6).

Item 7.          Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Overview (continued)

As reflected in the accompanying consolidated balance sheet as of March 31, 2021, the Company has recorded estimated damages to date of $5.9 million, including interest, as a result of a jury verdict associated with the Aeroflex litigation. The Company has filed for an appeal (see Notes 6 and 21). As of March 31, 2021, the Company has cash balances of $5.5 million, including $2 million of restricted cash as well as $690,000 of borrowing capacity. We expect to continue to have sufficient cash and borrowing capacity to fully cover the Aeroflex damages amount.

The Company is very optimistic about the prospects of its appeal for a judgment as a matter of law. The Company was hoping for a decision from the court this calendar year, but this timing will likely be delayed due to the three month COVID-19 related shutdown of the Kansas court system. As such, the appeal process is expected to take at least another six months year to complete unless a settlement can be reached. The Company has the ability to settle this case at its sole discretion by withdrawing the appeal and paying the judgment plus interest amount.

On March 21, 2016, the Company entered into a line of credit agreement with Bank of America. The line is collateralized by substantially all of the assets of the Company. The line provided a revolving credit facility with borrowing capacity of up to $1,000,000. There were no covenants or borrowing base calculations associated with this line of credit. On August 29, 2018, the Company entered a Loan Modification Agreement (the “Agreement”) with the bank to extend the Agreement until May 31, 2019, which included a debt service ratio “covenant”. In June 2019, Bank of America agreed to extend the Company’s line of credit until March 31, 2020, including monthly principal payments of $10,000, and eliminating the covenant for the debt service ratio. In March 2020, the Company extended its line of credit until January 31, 2021. Then extended to March 31, 2021, and then subsequently to June 30, 2021. The new agreement includes availability up to $690,000. Monthly payments will be interest only.

The Company’s interest rates were 3.86% and 4.74% on March 31, 2021, and 2020, respectively. During the year ended March 31, 2021, the Company repaid $680,000 against this line of credit. As of March 31, 2021, and 2020, the outstanding balances were $0 and $680,000, respectively.  As of March 31, 2021, the remaining availability under this line is $690,000. On March 31, 2021, Bank of America extended the maturity date of our line of credit from March 31, 2021, to June 30, 2021, to allow time for a full underwriting for the annual renewal period. As of March 31, 2021, the line of credit draw remains at zero, with $690K available (see Note 10 to the consolidated financial statements).

On March 31, 2021, the Company’s backlog of orders was approximately $7.6 million as compared to $4.0 million on March 31, 2020. Historically, the Company obtains orders which are required to be filled in less than 12 months, and therefore, these anticipated orders are not reflected in the backlog.

The Company believes it has sufficient cash on hand and expected cash flow from operations for the next twelve months due to the increase in business and the opportunities that exist for the next few years.

Results of Operations 2021 Compared to 2020

Sales

For the year ended March 31, 2021, sales decreased $4,192,423 (26.6%) to $11,582,520 as compared to $15,774,943 for the year ended March 31, 2020. Commercial sales decreased $1,280,597 (42.6%) to $1,723,983 for the year ended March 31, 2021, as compared to $3,004,580 for the year ended March 31, 2020. The COVID-19 pandemic devastated the commercial airline industry and new orders declined by almost two thirds in the last fiscal year. Avionics government sales decreased $2,878,825 (22.6%) to $9,858,537 for the year ended March 31, 2021, as compared to $12,737,362 for the year ended March 31, 2020. This decrease in sales is mainly the result of Supply chain disruption due to the Pandemic, the slowdown of purchased components significantly disrupted the TIC manufacturing of finished goods.

Gross Margin

Gross margin decreased $2,627,402 (35.5%) to $4,782,499 for the year ended March 31, 2021, as compared to $7,409,901 for the year ended March 31, 2020, primarily as a result of the decrease in volume. The gross margin percentage for the year ended March 31, 2021, was 41.3%, as compared to 47.0% for the year ended March 31, 2020. The lower gross margin percentage is primarily attributable to additional discounts offered to international customers to secure sales orders as well as negative manufacturing variances related to the reduced volume levels.

Item 7.          Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating Expenses

Selling, general and administrative expenses, along with litigation expense, decreased $24,404 (7.8%) to $2,413,194 for the year ended March 31, 2021, as compared to $2,617,598 for the year ended March 31, 2020. This decrease is primarily attributed to the decrease in accrued profit sharing expense, outside commissions, consulting fees, litigation fees and travel expense, with some offset for an increase in legal fees.

Engineering, research and development expenses increased $56,090 (2.5%) to $2,295,901 for the year ended March 31, 2021, as compared to $2,239,811 for the year ended March 31, 2020. The increase is primarily due to increase in engineering staff to support the development of the Company’s SDR/OMNI and the Lockheed Martin MADL test set projects.

Income from Operations

As a result of the above, the Company recorded income from operations in the amount of $73,404 for the fiscal year ended March 31, 2021, as compared to income from operations of $2,552,492 for the year ended March 31, 2020.

Other Income(Expense)

For the year ended March 31, 2021, total other income was $499,626 as compared to an expense of $465,282 for the year ended March 31, 2020. This was primarily the result of the $722,577 SBA PPP loan forgiveness, offset by lower interest for the line of credit and the judgment.

Income before Income Taxes

As a result of the above, the Company recorded income before taxes of $573,030 for the year ended March 31, 2021, as compared to income before taxes of $2,087,210 for the fiscal year ended March 31, 2020.

Income Taxes

For the year ended March 31, 2021, the Company reported a tax benefit of $27,027, as a result of the Company’s taxable loss for the year as the forgiveness of the PPP loan is not a taxable event.

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

Net Income

As a result of the above, the Company recorded net income of $600,057 for the year ended March 31, 2021, as compared to net income of $4,736,490 for the year ended March 31, 2020.

Liquidity and Capital Resources

On March 31, 2021, the Company had positive working capital of $3,159,731, as compared to working capital of $1,776,176 on March 31, 2020. This change is primarily the result of being awarded two PPP draws totaling $1,445,154, which has improved the Company’s cash position while also reducing its outstanding liabilities. The Company has $5.5 million of cash on hand at year-end including $2 million of restricted cash supporting the appeal bond.

On March 31, 2021, Bank of America further extended the maturity date of our line of credit from March 31, 2021, to June 30, 2021, to allow time for a full underwriting for the annual renewal period.

As discussed in Note 21 of the Consolidated Financial Statements, the Company has recorded total damages of $5,889,023, including accrued interest, as a result of the jury verdict associated with the Aeroflex litigation as well as the Court’s decision on punitive damages. The Company has recorded accrued interest of $989,023 as of March 31, 2021.

Item 7.          Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)

The Company is very optimistic about the prospects of its appeal for a judgment as a matter of law. The Company was hoping for a decision from the court this calendar year, but this timing has been delayed due to the COVID-19 related shutdown of the Kansas court system. As such, the appeal process is expected to take at least another six to twelve months to complete. The Company has the ability to settle this case at its sole discretion by withdrawing the appeal and paying the judgment plus interest amount.

On March 27, 2020, President Trump signed the Coronavirus Aid, Relief and Economic Security (the “CARES Act”), which, among other things, outlines the provisions of the Paycheck Protection Program (the “PPP”). The Company determined that it met the criteria to be eligible to obtain a loan under the PPP because, among other reasons, in light of the COVID-19 outbreak and the uncertainty of economic conditions related thereto, the loan was considered necessary to support the Company’s ongoing operations and retain all its employees. In addition, President Trump signed into law the Paycheck Protection Program and Health Care Enhancement Act on April 24, 2020, which increased funding provided by the CARES Act. On May 4, 2020, the Company issued a promissory note (the “Note”) to Bank of America in the principal aggregate amount of $772,577 (the “PPP Loan”) pursuant to the Paycheck Protection Program (“PPP”) under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The amount was deposited in our bank on May 4, 2020. On June 5, 2020, the Paycheck Protection Program Flexibility Act was signed into law and extended the program until December 31, 2020.

TIC qualified for full loan forgiveness on the initial tranche on December 18, 2020. On January 6, 2021, updated PPP guidance outlining program changes to enhance its effectiveness and accessibility was released on in accordance with the Economic Aid to Hard-Hit Small Businesses, Non-Profits, and Venues Act. This was available to companies that recorded greater than a 25% sales reduction in any quarter compared to the prior year. The Company qualified for this second round of funding and on March 15, 2021, the company secured a Second Draw PPP loan in the amount of $772,577. Second Draw PPP loans made to eligible borrowers qualify for full loan forgiveness if during the 8- to 24-week covered period following loan disbursement:

o	Employee and compensation levels are maintained in the same manner as required for the First Draw PPP loan
o	The loan proceeds are spent on payroll costs and other eligible expenses; and
o	At least 60% of the proceeds are spent on payroll costs

A borrower can apply for forgiveness once all loan proceeds for which the borrower is requesting forgiveness have been used. Borrowers can apply for forgiveness any time up to the maturity date of the loan. If borrowers do not apply for forgiveness within 10 months after the last day of the covered period, then PPP loan payments are no longer deferred, and borrowers will begin making loan payments to their PPP lender. The Company plans to file for loan forgiveness of the second tranche of PPP funding during fiscal year ending March 31, 2022.

Based on the foregoing, we believe that our expected cash flows from operations, line of credit in place and current cash balances will be sufficient to operate in the normal course of business for next 12 months from the issuance date of these financial statements, including any payments for settlement of the Aeroflex litigation.

The Company continues to monitor the impact of the COVID-19 outbreak on its supply chain, manufacturing and distribution operations, customers and employees, as well as the U.S. economy in general. The uncertainties associated with the COVID-19 outbreak include potential adverse effects on the overall economy, the Company’s supply chain, transportation services, employees and customers. The COVID-19 outbreak could adversely affect the Company’s revenues, earnings, liquidity and cash flows and may require significant actions in response, including expense reductions. Conditions surrounding COVID-19 change rapidly, and additional impacts of which the Company is not currently aware may arise. Based on past performance and current expectations, the Company believes that its anticipated cash flow from operations will be sufficient to fund the Company’s requirements for working capital, capital expenditures and debt service for at least the next 12 months.

During the year ended March 31, 2021, the Company’s cash balance increased by $361,586 to $5,496,325, including restricted cash to support the appeal bond. The Company’s principal sources and uses of funds were as follows:

Cash (used in) provided operating activities. For the year ended March 31, 2021, the Company used $255,616 in cash for operations as compared to providing $2,921,030 in cash for operations for the year ended March 31, 2020.  This decrease in cash provided by operations is primarily attributed to the decline in revenue as a result of the global pandemic. In addition, $680,000 of cash was used to fully pay off the line of credit and $80,000 of dividends were also paid.

Item 7.          Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)

Cash used in investing activities.  For the year ended March 31, 2021, the Company used $67,902 of its cash for investing activities, as compared to $133,682 for the year ended March 31, 2020, as result of less purchases of equipment during the current year.

Cash provided (used in) financing activities. For the year ended March 31, 2021, the Company provided $685,105 in cash for financing activities as compared to $243,336 in cash used by financing activities for the year ended March 31, 2020. This predominantly was a result of the two PPP loans the company received.

Currently, the Company has no material future capital expenditure requirements.

There was no significant impact on the Company’s operations as a result of inflation for the year ended March 31, 2021.

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

Revenue recognition – The Company accounts for revenue recognition in accordance with ASC 606. The core principle of Topic 606 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The ASC 606 defines a five-step process to achieve the core principle and, in doing so, it is possible more judgement and estimates may be required within the revenue recognition process than are currently in use.

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

Test Units/Sets

The Company develops, and manufactures unit sets to test navigation and communication equipment, such as ramp testers and bench testers for radios installed in aircraft. The Company recognizes revenue when the customer obtains control of the Company’s product based on the contractual shipping terms of the contract, which is usually at the time of shipment. Revenue on products is presented gross because the Company is primarily responsible for fulfilling the promise to provide the product, is responsible to ensure that the product is produced in accordance with the related supply agreement and bears the risk of loss while the inventory is in-transit. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring products to the customer.

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

When determining the transaction price of a contract, an adjustment is made if payment from the customer occurs either significantly before or significantly after performance, resulting in a significant financing component. Applying the practical expedient in paragraph 606-10-32-18, the Company does not assess whether a significant financing component exists if the period between when the Company performs its obligations under the contract and when the customer pays is one year or less. None of the Company’s contracts contained a significant financing component as of March 31, 2021.

Replacement Parts

The Company offers replacement parts for test equipment, ramp testers, and bench testers. Similar to the sale of test units, the control of the product transfers at a point of time and therefore, revenue is recognized at the point in time when the obligation to the customer has been fulfilled.

Extended Warranties

The extended warranties sold by the Company provide a level of assurance beyond the coverage for defects that existed at the time of a sale or against certain types of covered damage with coverage terms generally ranging from 5 to 7 years. Amounts received for warranties are recorded as deferred revenue and recognized as revenue ratably over the respective term of the agreements. As of March 31, 2021, approximately $408,219 is expected to be recognized from remaining performance obligations for extended warranties as compared to $413,554 on March 31, 2020. For the year ended March 31, 2021, the Company recognized revenue of $86,588 from amounts that were included in Deferred Revenue as compared to $85,311 for the year ended March 31, 2020.

The following table provides a summary of the changes in deferred revenues related to extended warranties for the year ended March 31, 2021:

Deferred revenues related to extended warranties on April 1, 2020	$413,554
Additional extended warranties	81,253
Revenue recognized for the year ended March 31, 2021	(86,588)
Deferred revenues related to extended warranties on March 31, 2021	$408,219

Other Deferred Revenues

The Company sometimes receives payments in advance of shipment. These amounts are classified as other deferred revenues. For the period ended March 31, 2021, the Company has other deferred revenues of $74,920 and $58,746 for period ending March 31, 2020.

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

Disaggregation of revenue

In the following tables, revenue is disaggregated by revenue category.

	For the Year Ended March 31, 2021
	Commercial	Government
Sales Distribution
Test Units	$325,195	$9,858,537
	$325,195	$9,858,537

The remainder of our revenues for the year ended March 31, 2021, are derived from repairs and calibration of $1,169,399, replacement parts of $142,801, and extended warranties of $86,588.

	For the Year Ended March 31, 2020
	Commercial	Government
Sales Distribution
Test Units	$918,720	$12,737,362
	$918,720	$12,737,362

The remainder of our revenues for the year ended March 31, 2020, are derived from repairs and calibration of $1,525,288 replacement parts of $460,103 and extended warranties of $85,311, and other revenues of $48,159.

In the following table, revenue is disaggregated by geography.

	For the Year Ended March 31, 2021	For the Year Ended March 31, 2020
Geography
United States	$5,511,516	$7,205,596
International	6,071,004	8,569,347
Total	$11,582,520	$15,774,943

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

Warranty reserves – warranty reserves are based upon historical rates and specific items that are identifiable and can be estimated at time of sale.  While warranty costs have historically been within the Company’s expectations and the provisions established, future warranty costs could be in excess of the Company’s warranty reserves.  A significant increase in these costs could adversely affect the Company’s operating results for the period and the periods these additional costs materialize.  Warranty reserves are adjusted from time to time when actual warranty claim experience differs from estimates. For the year ended March 31, 2021, warranty costs were $64,092 as compared to $51,858 for the year ended March 31, 2020 and are included in Cost of Sales in the accompanying consolidated statement of operations. See Note 7 for warranty reserves.

Accounts receivable – the Company performs ongoing credit evaluations of its customers and adjusts credit limits based on customer payment and current credit worthiness, as determined by review of their current credit information.  The Company continuously monitors credits and payments from its customers and maintains provision for estimated credit losses based on its historical experience and any specific customer issues that have been identified. While such credit losses have historically been within our expectation and the provision established, the Company cannot guarantee that it will continue to receive positive results. For the years ended March 31, 2021, and 2020 approximately 38% and 30%, respectively, of the Company’s sales were to the U.S. Government.

Income taxes - deferred tax assets arise from a variety of sources, the most significant being: a) tax losses that can be carried forward to be utilized against profits in future years; b) expenses recognized in the books but disallowed in the tax return until the associated cash flow occurs; and c) valuation changes of assets which need to be tax effected for book purposes but are deductible only when the valuation change is realized. Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using enacted tax rates and laws that are expected to be in effect when such differences are expected to reverse.  The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance for any tax benefit which is not more likely than not to be realized. In assessing the need for a valuation allowance, future taxable income is estimated, considering the realization of tax loss carryforwards. Valuation allowances related to deferred tax assets can also be affected by changes to tax laws, changes to statutory tax rates and future taxable income levels. In the event it was determined that the Company would not be able to realize all or a portion of its deferred tax assets in the future, the Company would reduce such amounts through a charge to income in the period in which that determination is made. Conversely, if it were determined that it would be able to realize the deferred tax assets in the future in excess of the net carrying amounts, TIC would decrease the recorded valuation  allowance through an increase to income in the period in which that determination is made.  In its evaluation of a valuation allowance, the Company takes into account existing contracts and backlog, and the probability that options under these contract awards will be exercised as well as sales of existing products. The Company prepares profit projections based on the revenue and expenses forecast to determine that such revenues will produce sufficient taxable income to realize the deferred tax assets. The Company determined they will be able to realize the majority of its deferred tax assets as a result of its current projections on March 31, 2021.

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

Item 7.          Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Critical Accounting Policies (continued)

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes - simplifying the accounting for income taxes (Topic 740), which is meant to simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740, Income Taxes.  The amendment also improves consistent application and simplify GAAP for other areas.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Tel-Instrument Electronics Corp.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Tel-Instrument Electronics Corp. (the “Company”) as of March 31, 2021, and 2020, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended March 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2021, and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended March 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Going concern – Assessing the Company’s ability to continue as a going concern

Description of the Matter

The disclosure related to the Company’s liquidity and its ability to continue as a going concern for the twelve months from the issuance of these consolidated financial statements are described in Note 1 of the consolidated financial statements. The evaluation of the Company’s ability to continue as a going concern is a critical audit matter due to the estimation and execution uncertainty regarding the Company’s future cash flows and the risk of bias in management’s judgement and assumptions in estimating these cash flows.

How We Addressed the Matter in Our Audit

We reviewed the design and underlying factors relating to the preparation of forecasted information and considerations of the Company’s obligations; we tested the reasonableness of the forecasted revenue, operating expenses, and uses and sources of cash used in management’s assessment of whether the Company has sufficient liquidity to fund operations for at least one year from the financial statement issuance date. This testing included inquiries with management, comparison of prior period forecasts to actual results, consideration of positive and negative evidence impacting management’s forecasts, the Company’s financing arrangements in place as of the report date, market and industry factors and consideration of the Company’s relationships with its financing partners.

Income taxes – Estimates surrounding the valuation allowance

Description of the Matter

As described in Note 8 of the consolidated financial statements, the measurement of deferred tax assets is reduced, if necessary, by a valuation allowance for any tax benefit which is not more likely than not to be realized. In assessing the need for a valuation allowance, future taxable income is estimated, considering the realization of tax loss carryforwards. Valuation allowances related to deferred tax assets can also be affected by changes to tax laws, changes to statutory tax rates and future taxable income levels. In its evaluation of a valuation allowance, the Company takes into account existing contracts and backlog and the probability that options under these contract awards will be exercised as well as sales of existing projects. We determined that the Company’s estimates surrounding the valuation allowance is a critical audit matter due to the amount of estimation required and the risk of bias in management’s judgement and assumptions in preparing this estimate.

How We Addressed the Matter in Our Audit

We evaluated the key assumptions utilized in the calculation of the valuation allowance, reviewed management’s tax provision, obtained and reviewed the Company’s tax returns, and assessed the reasonableness of forecasted taxable income used in management’s analysis. This testing additionally included inquiries with management, review for uncertain tax positions, and recalculation of the deferred tax asset and valuation allowance.

/s/ Friedman LLP

We have served as the Company’s auditor since 2019.
Marlton, New Jersey
June 29, 2021

TEL-INSTRUMENT ELECTRONICS CORP.

Consolidated Balance Sheets

ASSETS	March 31, 2021	March 31,2020
Current assets:
Cash	$3,485,275	$3,126,195
Accounts receivable, net of allowance for doubtful accounts of $7,500 and $7,500, respectively	1,933,321	1,411,644
Inventories, net	3,437,989	3,092,679
Restricted cash to support appeal bond	2,011,050	2,008,544
Prepaid expenses and other current assets	263,067	447,195
Total current assets	11,130,702	10,086,257

Equipment and leasehold improvements, net	200,769	263,750
Operating lease right-of-use assets	1,922,805	306,740
Deferred tax asset, net	2,675,040	2,648,013
Other assets	35,110	35,109

Total assets	$15,964,426	$13,339,869

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Line of credit	$-	$680,000
Finance lease obligations – current portion	-	49
Operating lease liabilities – current portion	201,883	214,793
Accounts payable	906,149	739,810
Deferred revenues – current portion	150,709	145,168
Accrued expenses - vacation pay, payroll and payroll withholdings	457,232	512,732
Accrued legal damages	5,889,023	5,657,549
Accrued expenses – other	365,975	295,213
Total current liabilities	7,970,971	8,245,314

Operating lease liabilities – long-term	1,720,921	91,947
Long Term Debt-PPP	722,577	-
Deferred revenues – long-term	332,428	327,132

Total liabilities	10,746,897	8,664,393

Commitments and contingencies

Stockholders’ equity
Preferred stock, 1,000,000 shares authorized, par value $0.10 per share
Preferred stock, 500,000 shares 8% Cumulative Series A Convertible Preferred issued and outstanding, par value $0.10 per share	3,695,998	3,515,998
Preferred stock, 166,667 shares 8% Cumulative Series B Convertible Preferred issued and outstanding, par value $0.10 per share	1,147,367	1,087,367
Common stock, 7,000,000 shares authorized, par value $.10 per share, 3,255,887 and 3,255,887 shares issued and outstanding, respectively	325,586	325,586
Additional paid-in capital	7,318,620	7,616,624
Accumulated deficit	(7,270,042)	(7,870,099)

Total stockholders’ equity	5,217,529	4,675,476

Total liabilities and stockholders’ equity	$15,964,426	$13,339,869

The accompanying notes are an integral part of the consolidated financial statements.

TEL-INSTRUMENT ELECTRONICS CORP.

Consolidated Statements of Operations

	For the years ended March 31,
	2021	2020

Net sales	$11,582,520	$15,774,943

Cost of sales	6,800,021	8,365,042

Gross margin	4,782,499	7,409,901

Operating expenses:
Selling, general and administrative	2,165,190	2,477,548
Litigation expenses	248,004	140,050
Engineering, research and development	2,295,901	2,239,811

Total operating expenses	4,709,095	4,857,409

Income from operations	73,404	2,552,492

Other income (expense):
Interest income	7,483	5,819
Change in fair value of common stock warrants	-	(73,000)
Forgiveness of PPP Loan	722,577	-
Interest expense	(29,779)	(55,557)
Interest expense – judgment	(231,474)	(342,544)
Other Income	30,819	-

Total other (expense) income	499,626	(465,282)

Income before income taxes	573,030	2,087,210

Benefit for income taxes	(27,027)	(2,649,280)

Net income	600,057	4,736,490

Preferred dividends	(320,000)	(320,000)

Net income attributable to common shareholders	$280,057	$4,416,490

Basic income per common share	$0.09	$1.36
Diluted income per common share	$0.12	$0.95

Weighted average number of shares outstanding
Basic	3,255,887	3,255,887
Diluted	5,073,165	4,960,665

The accompanying notes are an integral part of the consolidated financial statements.

TEL-INSTRUMENT ELECTRONICS CORP.

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock		Additional
	# of Shares Issued	Amount	# of Shares Issued	Amount	# of Shares Issued	Amount	Paid-In Capital	Accumulated Deficit	Total
Balances on April 1, 2019	500,000	$3,275,998	166,667	$1,007,367	3,255,887	$325,586	$7,914,955	$(12,606,589)	$(82,683)
Stock Based Compensation	-	-	-	-	-	-	21,669	-	21,669
8% Dividends on Preferred Stock	-	240,000	-	80,000	-	-	(320,000)	-	-
Net income	-	-	-	-	-	-	-	4,736,490	4,736,490
Balances on March 31, 2020	500,000	3,515,998	166,667	1,087,367	3,255,887	325,586	7,616,624	(7,870,099)	4,675,476
Stock-based compensation	-	-	-	-	-	-	21,996	-	21,996
8% Dividends on Preferred Stock	-	240,000	-	80,000	-	-	(320,000)	-	-
Dividend Payments		(60,000)		(20,000)					(80,000)
Net income	-	-	-	-	-	-	-	600,057	600,057
Balances on March 31, 2021	500,000	$3,695,998	166,667	$1,147,367	3,255,887	$325,586	$7,318,620	$(7,270,042)	$5,217,529

The accompanying notes are an integral part of the consolidated financial statements.

TEL-INSTRUMENT ELECTRONICS CORP.

Consolidated Statements of Cash Flows

	For the years ended March 31,
	2021	2020
Cash flows from operating activities:
Net income	$600,057	$4,736,490
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Deferred income taxes	(27,027)	(2,649,280)
Depreciation and amortization	125,120	104,652
Amortization of right-of-use assets	214,793	201,811
Forgiveness of PPP Loan	(722,577)	-
Change in fair value of common stock warrant	-	73,000
Provision for inventory obsolescence	25,000	52,000
Non-cash stock-based compensation	21,996	21,669

Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(521,677)	784,455
Increase in inventories	(370,310)	(210,397)
Decrease (increase) in prepaid expenses and other assets	189,889	(107,198)
Increase (decrease) in accounts payable	166,338	(318,494)
Increase in accrued legal damages	231,474	345,464
Increase in deferred revenues	10,839	110,509
(Decrease) increase in accrued payroll, vacation pay & withholdings	(55,500)	118,436
Decrease in operating lease liabilities	(214,793)	(201,811)
Increase (decrease) in accrued expenses – related party and other	70,762	(140,276)
Net cash (used in) provided by operating activities	(255,616)	2,921,030

Cash flows from investing activities:
Acquisition of equipment	(67,902)	(133,682)
Net cash used in investing activities	(67,902)	(133,682)

Cash flows from financing activities:
Payment of warrant liability	-	(116,500)
Payment of dividends	(80,000)	-
Proceeds from PPP loans	1,445,154	-
Repayment of line of credit	(680,000)	(120,000)
Repayment of capitalized lease obligations	(50)	(6,836)
Net cash provided by (used in) financing activities	685,104	(243,336)

Net increase in cash and restricted cash	361,586	2,544,012
Cash and restricted cash at beginning of year	5,134,739	2,590,727
Cash and restricted cash at end of year	$5,496,325	$5,134,739

End of year
Cash	$3,485,275	$3,126,195
Restricted cash	2,011,050	2,008,544
	$5,496,325	$5,134,739
Beginning of year
Cash	$3,126,195	$585,856
Restricted cash	2,008,544	2,004,871
	$5,134,739	$2,590,727
Supplemental cash flow information:
Taxes paid	$-	$-
Interest paid	$19,497	$47,494

TEL-INSTRUMENT ELECTRONICS CORP.

Consolidated Statements of Cash Flow (continued)

Supplemental disclosure of non-cash financing activities:

a)

 Upon adoption of ASC 842, Leases, on April 1, 2019, the Company recorded $508,551 of right-of-use assets and related operating leases liabilities . Additional ROU asset and liability was recorded after adoption. The Company recorded $1,830,858 of right-of-use assets and related operating leases liabilities for the year ended March 31, 2021.

b)	The Company’s PPP loan was forgiven by the SBA in the amount of $722,577.

The accompanying notes are an integral part of the consolidated financial statements.

TEL-INSTRUMENT ELECTRONICS CORP.

Notes To Consolidated Financial Statements

1.                   Business, Organization, and Liquidity

Business and Organization

Tel-Instrument Electronics Corp. (“Tel”, “TIC”, or the “Company”) has been in business since 1947.  The Company is a leading designer and manufacturer of avionics test and measurement instruments for the global, commercial air transport, general aviation, and government/military defense markets. Tel provides instruments to test, measure, calibrate, and repair a wide range of airborne navigation and communication equipment.  The Company sells its equipment in both domestic and international markets. Tel continues to develop new products in anticipation of customers’ needs and to maintain its strong market position.  Its development of multi-function testers has made it easier for customers to perform ramp tests with less operator training, fewer test sets, and lower product support costs.  The Company has become a major manufacturer and supplier of Identification Friend or Foe (“IFF”) flight line test equipment over the last two decades.

Liquidity and PPP Loans

On March 31, 2021, the Company had positive working capital of $3,159,731, as compared to working capital of $1,776,176 on March 31, 2020. This included $5.5 million of cash including the $2 million supersedes appeal bond. The Company also has current borrowing capacity of $690,000. As discussed in Note 21 of the Consolidated Financial Statements, the Company has recorded total damages of $5,889,023, including accrued interest, as a result of the jury verdict associated with the Aeroflex litigation as well as the Court’s decision on punitive damages.

With a $7.6 million backlog on March 31, 2021,the Company expects that in fiscal year 2022, revenue and profitability will improve. This improvement should be apparent starting in the first quarter of the current fiscal year.

On March 31, 2021, Bank of America extended the maturity date of our line of credit from March 31, 2021, to June 30, 2021, to allow time for a full underwriting for the annual renewal period. As of March 31, 2021, the Line of Credit draw remains at zero, with $690,000 available.

On March 27, 2020, former President Trump signed the Coronavirus Aid, Relief and Economic Security (the “CARES Act”), which, among other things, outlines the provisions of the Paycheck Protection Program (the “PPP”). The Company determined that it met the criteria to be eligible to obtain a loan under the PPP because, among other reasons, in light of the COVID-19 outbreak and the uncertainty of economic conditions related thereto, the loan was considered necessary to support the Company’s ongoing operations and retain all its employees. In addition, former President Trump signed into law the Paycheck Protection Program and Health Care Enhancement Act on April 24, 2020, which increased funding provided by the CARES Act. On May 4, 2020, the Company issued a promissory note (the “Note”) to Bank of America in the principal aggregate amount of $772,577 (the “PPP Loan”) pursuant to the Paycheck Protection Program (“PPP”) under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The amount was deposited in our bank on May 4, 2020. On June 5, 2020, the Paycheck Protection Program Flexibility Act was signed into law and extended the program until December 31, 2020.

TIC qualified for full loan forgiveness on the initial tranche on December 18, 2020. On January 6, 2021, updated PPP guidance outlining program changes to enhance its effectiveness and accessibility was released on in accordance with the Economic Aid to Hard-Hit Small Businesses, Non-Profits, and Venues Act. This was available to companies that recorded greater than a 25% sales reduction in any quarter compared to the prior year. The Company qualified for this second round of funding and on March 15, 2021, the company secured a Second Draw PPP loan in the amount of $772,577. A borrower can apply for forgiveness once all loan proceeds for which the borrower is requesting forgiveness have been used. Borrowers can apply for forgiveness any time up to the maturity date of the loan. If borrowers do not apply for forgiveness within 10 months after the last day of the covered period, then PPP loan payments are no longer deferred, and borrowers will begin making loan payments to their PPP lender. The Company plans to file for loan forgiveness of the second tranche of PPP funding during fiscal year ending March 31, 2022.

Based on the foregoing, we believe that our expected cash flows from operations and current cash balances will be sufficient to operate in the normal course of business for next 12 months from the issuance date of these financial statements, including any payments for settlement of the Aeroflex litigation.

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

2.                  Summary of Significant Accounting Policies

Principles of Consolidation:

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and include the Company and its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated.

Revenue Recognition:

Under Financial Accounting Standards Board (“FASB”) Topic 606, Revenue from Contacts with Customers (“ASC 606”), the Company recognizes revenue when the customer obtains control of promised goods or services, in an amount that reflects the consideration which is expected to be received in exchange for those goods or services. The Company recognizes revenue following the five-step model prescribed under ASC 606: (i) identify contract(s) with a customer; (ii) identify the performance obligation(s) in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligation(s) in the contract; and (v) recognize revenue when (or as) the Company satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods and services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

The Company accounts for revenue recognition in accordance with ASC 606.The core principle of Topic 606 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The ASC 606 defines a five-step process to achieve the core principle and, in doing so, it is possible more judgement and estimates may be required within the revenue recognition process than are currently in use.

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

TEL-INSTRUMENT ELECTRONICS CORP.

Notes To Consolidated Financial Statements

2.                  Summary of Significant Accounting Policies (continued)

Revenue Recognition (continued):

Test Units/Sets

The Company develops, and manufactures unit sets to test navigation and communication equipment, such as ramp testers and bench testers for radios installed in aircraft. The Company recognizes revenue when the customer obtains control of the Company’s product based on the contractual shipping terms of the contract, usually at time of shipment. Revenue on products is presented gross because the Company is primarily responsible for fulfilling the promise to provide the product, is responsible to ensure that the product is produced in accordance with the related supply agreement and bears the risk of loss while the inventory is in-transit. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring products to the customer.

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

When determining the transaction price of a contract, an adjustment is made if payment from the customer occurs either significantly before or significantly after performance, resulting in a significant financing component. Applying the practical expedient in paragraph 606-10-32-18, the Company does not assess whether a significant financing component exists if the period between when the Company performs its obligations under the contract and when the customer pays is one year or less. None of the Company’s contracts contained a significant financing component as of March 31, 2021.

Replacement Parts

The Company offers replacement parts for test equipment, ramp testers, and bench testers. Similar to the sale of test units, the control of the product transfers at a point of time and therefore, revenue is recognized at the point in time when the obligation to the customer has been fulfilled.

Extended Warranties

The extended warranties sold by the Company provide a level of assurance beyond the coverage for defects that existed at the time of a sale or against certain types of covered damage with coverage terms generally ranging from 5 to 7 years. Amounts received for warranties are recorded as deferred revenue and recognized as revenue ratably over the respective term of the agreements. As of March 31, 2021, approximately $408,219 is expected to be recognized from remaining performance obligations for extended warranties as compared to $413,554 on March 31, 2020. For the year ended March 31, 2021, the Company recognized revenue of $86,588 from amounts that were included in Deferred Revenue as compared to $85,311 for the year ended March 31, 2020.

The following table provides a summary of the changes in deferred revenues related to extended warranties for the year ended March 31, 2021:

Deferred revenues related to extended warranties on April 1, 2020	$413,554
Additional extended warranties	81,253
Revenue recognized for the year ended March 31, 2021	(86,588)
Deferred revenues related to extended warranties on March 31, 2021	$408,219

Other Deferred Revenues

The Company sometimes receives payments in advance of shipment. These amounts are classified as other deferred revenues. For the period ended March 31, 2021, the Company has other deferred revenues of $74,920 and $58,746 for the prior period ended March 31, 2020.

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

Disaggregation of revenue

In the following tables, revenue is disaggregated by revenue category.

	For the Year Ended March 31, 2021
	Commercial	Government
Sales Distribution
Test Units	$325,195	$9,858,537
	$325,195	$9,858,537

The remainder of our revenues for the year ended March 31, 2021, are derived from repairs and calibration of $1,169,399, replacement parts of $142,801, and extended warranties of $86,588.

	For the Year Ended March 31, 2020
	Commercial	Government
Sales Distribution
Test Units	$918,720	$12,737,362
	$918,720	$12,737,362

The remainder of our revenues for the year ended March 31, 2020, are derived from repairs and calibration of $1,525,288, replacement parts of $460,103, extended warranties of $85,311 and other revenues of $48,159.

TEL-INSTRUMENT ELECTRONICS CORP.

Notes To Consolidated Financial Statements

2.                  Summary of Significant Accounting Policies (continued)

Revenue Recognition (continued):

In the following table, revenue is disaggregated by geography.

	For the Year Ended March 31, 2021	For the Year Ended March 31, 2020
Geography
United States	$5,511,516	$7,205,596
International	6,071,004	8,569,347
Total	$11,582,520	$15,774,943

Fair Value of Financial Instruments:

The Company estimates that the fair value of all financial instruments on March 31, 2021, and March 31, 2020, as defined in Financial Accounting Standards Board (“FASB”) ASC 825 “Financial Instruments”, does not differ materially, except for the items discussed below, from the aggregate carrying values of its financial instruments recorded in the accompanying consolidated balance sheets. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value.

The carrying amounts reported in the consolidated balance sheets as of March 31, 2021, and March 31, 2020, for cash, accounts receivable, restricted cash used for the appeal bond, and accounts payable approximate the fair value because of the immediate or short-term maturity of these financial instruments.  Each reporting period we evaluate market conditions including available interest rates, credit spreads relative to our credit rating and liquidity in estimating the fair value of our debt. After considering such market conditions, we estimate that the fair value of debt approximates its carrying value.

Cash: Cash primarily consists of deposits held at major banks.

Concentrations of Credit Risk:

Cash held in banks: The Company maintains cash balances at a financial institution that is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to federally insured limits. At times balances may exceed FDIC insured limits. The Company has not experienced any losses in such accounts.

Accounts Receivable: The Company’s avionics customer base is primarily comprised of airlines, distributors, and the U.S. Government. As of March 31, 2021, the Company believes it has no significant credit risk related to its concentration within its accounts receivable.

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

Equipment and Leasehold Improvements:

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

Deferred Revenues:

Amounts billed in advance of the period in which the service is rendered, or product delivered are recorded as deferred revenue.  On March 31, 2021, and 2020, deferred revenues totaled $483,139 and $472,300, respectively. See above for additional information regarding our revenue recognition policies.

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

Income Taxes (continued):

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

During the years ended March 31, 2021, and 2020 the Company did not incur any expense related to interest or penalties for income tax matters, and no such amounts were accrued as of March 31, 2021, and 2020. The Company’s tax years remain open for examination by the tax authorities primarily beginning 2018 through present.

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

Long-Lived Assets:

The Company assesses the recoverability of the carrying value of its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future, undiscounted cash flows expected to be generated by an asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. No impairment losses have been recognized for the years ended March 31, 2021, and 2020, respectively.

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

TEL-INSTRUMENT ELECTRONICS CORP.

Notes To Consolidated Financial Statements

2.                  Summary of Significant Accounting Policies (continued)

Warranty Reserves:

Warranty reserves are based upon historical rates and specific items that are identifiable and can be estimated at time of sale.  While warranty costs have historically been within the Company’s expectations and the provisions established, future warranty costs could be in excess of the Company’s warranty reserves.  A significant increase in these costs could adversely affect the Company’s operating results for the period and the periods these additional costs materialize.  Warranty reserves are adjusted from time to time when actual warranty claim experience differs from estimates. For the year ended March 31, 2021, warranty reserve costs were $64,092 as compared to $51,858 for the year ended March 31, 2020 and are included in Cost of Sales in the accompanying consolidated statement of operations. See Note 7 for warranty reserves.

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

New Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13 Financial Instruments -Credit Losses (Topic 326), Measurement of Credit Losses on Financial Statements.  The amendment in this update replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses on instruments within its scope, including trade receivables. This update is intended to provide financial statement users with more decision-useful information about the expected credit losses. The effective date of new standard has been deferred to April 1, 2023. We do not expect the adoption of this standard to have a significant impact on our financial position and results of operations.

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

3.                   Accounts Receivable

The following table sets forth the components of accounts receivable:

	March 31,
	2021	2020
Government	$1,700,907	$1,095,131
Commercial	239,914	324,013
Less: Allowance for doubtful accounts	(7,500)	(7,500)
	$1,933,321	$1,411,644

TEL-INSTRUMENT ELECTRONICS CORP.

Notes To Consolidated Financial Statements (Continued)

4.                   Inventories

Inventories consist of:

	March 31,
	2021	2020
Purchased parts	$2,912,599	$3,011,072
Work-in-process	1,020,402	597,166
Finished goods	79,988	34,441
Less: Allowance for obsolete inventory	(575,000)	(550,000)
	$3,437,989	$3,092,679

Work-in-process inventory includes $1,003,514 and $516,431 for government contracts on March 31, 2021, and 2020, respectively.

5.                  Equipment and Leasehold Improvements

Equipment and leasehold improvements consist of the following:

	March 31,
	2021	2020
Leasehold improvements	$127,655	$118,992
Machinery and equipment	1,924,902	1,879,397
Automobiles	23,712	23,712
Sales equipment	595,475	595,475
Assets under finance leases	637,189	637,189
Less: Accumulated depreciation & amortization	(3,108,164)	(2,991,015)
	$200,769	$263,750

Depreciation and amortization expense related to the assets above for the years ended March 31, 2021, was $125,120 and $104,652 respectively (see Note 12 for additional information on finance leases).

6.                  Restricted Cash to Support Appeal Bond

In January 2018, the Company transferred $2,000,000 to a restricted cash account to secure a letter of credit which was used for collateral for the appeal bond (See Note 21).

7.                   Accrued Expenses

Accrued vacation pay, payroll and payroll withholdings consist of the following:

	March 31,
	2021	2020

Accrued vacation pay	$403,759	$336,039
Accrued profit sharing	-	110,894
Accrued compensation and payroll withholdings	53,473	65,799
	$457,232	$512,732

TEL-INSTRUMENT ELECTRONICS CORP.

Notes To Consolidated Financial Statements (Continued)

7.                   Accrued Expenses (continued)

Accrued vacation pay, payroll and payroll withholdings include $55,474 and $135,105 on March 31, 2021, and 2020, respectively, which is due to officers.

Accrued expenses - other consist of the following:

	March 31,
	2021	2020

Accrued commissions	$14,918	$32,181
Accrued legal costs	10,519	47,772
Accrued consulting fees	-	5,050
Warranty reserve	90,752	118,734
Accrued purchase	218,032	71,530
Other	31,754	19,946

	$365,975	$295,213

The following table provides a summary of the changes in warranty reserves for the years ended March 31, 2021, and 2020:

	March 31,
	2021	2020
Warranty reserve, at beginning of period	$118,734	$118,014
Warranty expense	64,092	51,858
Warranty deductions	(92,074)	(51,138)
Warranty reserve, at end of period	$90,752	$118,734

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

Income tax benefit:

	Fiscal Year Ended
	March 31,	March 31,
	2021	2020
Current:
Federal	$-	$-
State and local	-	-

Total current tax provision	-	-

Deferred:
Federal	(26,788)	-
State and local	(239)	(409)
Release of valuation allowance	-	(2,648,871)

Total deferred tax benefit	(27,027)	(2,649,280)

Total benefit	$(27,027)	$(2,649,280)

TEL-INSTRUMENT ELECTRONICS CORP.

Notes To Consolidated Financial Statements (Continued)

8.                   Income Taxes (continued)

The approximate values of the components of the Company’s deferred taxes on March 31, 2021, and 2020 are as follows:

	March 31,	March 31,
	2021	2020
Deferred tax assets (liabilities):
Net operating loss carryforwards	$849,387	$845,898
Tax credits	329,032	329,032
Charitable contributions	716	126
Legal damages	1,243,370	1,194,268
Allowance for doubtful accounts	1,576	1,575
Reserve for inventory obsolescence	120,815	115,517
Inventory capitalization (Net of section481A)	-	48,750
Vacation accrual	87,579	76,878
Warranty reserve	19,068	24,938
Deferred revenues	101,514	99,197
Stock options	15,689	15,683
AMT credit	-	-
Gain on Sale of Asset	345	-
Depreciation	5,949	(3,849)
Deferred tax asset	2,775,040	2,748,013
Less valuation allowance	(100,000)	(100,000)

Deferred tax asset, net	$2,675,040	$2,648,013

The recognized deferred tax asset is based upon the expected utilization of its benefit from future taxable income. The Company has federal net operating loss (“NOL”) carryforwards of approximately $4,044,698 as of March 31, 2021. These carryforward losses are available to offset future taxable income and begin to expire in the year 2027. New Jersey State NOL carryforwards approximate $2,752,043 as of March 31, 2021. New Jersey State NOL carryforwards expire in 20 years, and certain of these amounts begin to expire in 2030.

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

A reconciliation of the income tax benefit provision at the statutory Federal tax rate of 21% for the years ended March 31, 2021, and 2020, respectively, to the income tax benefit provision recognized in the financial statements is as follows:

	March 31,	March 31,
	2021	2020

Income tax provision – statutory rate	$120,704	$438,314
Income tax expenses – state and local, net of federal benefit	(14)	67
Permanent items	4,864	5,865
PPP Loan Forgiveness	(151,741)	-
Change in value of warrants – permanent difference	-	15,330
True-up of prior year’s deferred taxes	-	(36,164)
Valuation allowance	-	(3,059,107)
Other	(840)	(13,585)
Income tax benefit	$(27,027)	$(2,649,280)

TEL-INSTRUMENT ELECTRONICS CORP.

Notes To Consolidated Financial Statements (Continued)

9.                  Related Parties

The Company has obtained marketing and sales services from a brother-in-law of the Company’s CEO with the related fees and commissions amounting to $121,769 and $145,376 for the years ended March 31, 2021, and 2020, respectively. On March 31, 2021, $7,700 was due this individual, which is included in accounts payable in the accompanying consolidated balance sheet.

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

In March 2020, Bank of America extended the line of credit from March 31, 2020, to January 31, 2021. The new agreement includes open availability up to $690,000. Monthly payments are interest only.

During the year ended March 31, 2021, the Company repaid $680,000 against this line of credit. As of March 31, 2021, and March 31, 2020, the outstanding balances were $0 and $690,000, respectively. The interest rate on March 31, 2021, was 3.86%.

On March 31, 2021, Bank of America further extended the maturity date of our line of credit from March 31, 2021, to June 30, 2021, to allow time for a full underwriting for the annual renewal period.

11.                 Commitments

The Company sponsors a 401k Plan in which employee contributions on a pre-tax basis are supplemented by matching contributions by the Company. The Company charged to operations $59,177 and $34,047 as its matching contribution to the Company’s 401k Plan for the years ended March 31, 2021, and 2020, respectively.

12.                Finance and Capital Lease Obligations

The Company has entered into lease commitments for equipment that meet the requirements for capitalization. The equipment has been capitalized and shown in equipment and leasehold improvements in the accompanying consolidated balance sheets.  The related obligations are also recorded in the accompanying consolidated balance sheets and are based upon the present value of the future minimum lease payments with an interest rate of 9%. The net book value of equipment acquired under capitalized lease obligations amounted to $0 and $4,802 on March 31, 2021, and 2020, respectively. There were no new capital lease obligations during the years ended March 31, 2021, and 2020. As of March 31, 2021, and 2020, accumulated amortization under capital leases was $637,189 and $632,387, respectively.

TEL-INSTRUMENT ELECTRONICS CORP.

Notes To Consolidated Financial Statements (Continued)

13.                Operating Lease Liability

The Company leases its general office and manufacturing facility in East Rutherford, NJ with monthly payments of $18,467 under an operating lease agreement which expired July 31, 2016. The lease is for a five year period, beginning August 1, 2011, with a five year option in a one-story facility. In June 2016, the Company extended the lease term for another five years until August 2021.  Under terms of the lease, the Company is also responsible for its proportionate share of the additional rent to include all real estate taxes, insurance, snow removal, landscaping and other building charges. The Company is also responsible for the utility costs for the premises. During April 2021, the Company extended the lease term for another eight years until August 31, 2029. Under the extended lease all terms remain the same, with the exception of the monthly payment of $18,467 escalating to $23,083 commencing September 1, 2021. As a result, the Company recorded $1,830,858 of right-of-use assets and related operating leases liabilities during the year ended March 31, 2021.

The Company leases a small office in Lawrence, Kansas under an operating lease agreement which expired March 30, 2021, and was renewed for an additional 12 months, expiring on March 31, 2022.

The Company also has an operating lease for office equipment with monthly payments of $523 which expired in May 2021 and has been renewed for an additional 48 months. The expired monthly lease payment of $523 will stay in effect until new backordered units are delivered. The Company's leases generally do not provide an implicit rate, and therefore the Company uses its incremental borrowing rate as the discount rate when measuring operating lease liabilities. The incremental borrowing rate represents an estimate of the interest rate the Company would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of a lease. The Company used incremental borrowing rates as of April 1, 2019, for operating leases that commenced prior to that date. The Company estimated its incremental borrowing rate based on its credit quality, line of credit agreement and by comparing interest rates available in the market for similar borrowings. The Company used a discount rate of 3.9% and 6.25% on March 31, 2021, and 2020, respectively.

The following table reconciles the undiscounted future minimum lease payments (displayed by year and in the aggregate) under non-cancelable operating leases with terms of more than one year to the total lease liabilities recognized on the consolidated balance sheet as of March 31, 2021:

2022	$242,038
2023	254,840
2024	254,840
2025	254,840
2026	267,767
Thereafter	946,415
Total undiscounted future minimum lease payments	2,220,740
Less: Difference between undiscounted lease payments and discounted lease liabilities	(297,936)
Present value of net minimum lease payments	1,922,804
Less current portion	(201,883)
Operating lease liabilities – long-term	$1,720,921

Total rent expense for the years ended March 31, 2021, and 2020 were $364,582 and $358,328, respectively

14.                Significant Customer Concentrations

Domestic commercial sales are made throughout the U.S. to commercial airlines and general aviation businesses directly or through distributors. There were two (2) direct commercial customers who represented 15% and 20% of commercial sales in fiscal year 2021 and zero in 2020.  The Company has one domestic distributor which receives discounts ranging between 16%-20% discount for stocking, selling, and, in some cases, providing product calibration and repairs. The loss of this distributor would not have a material adverse effect on the Company or its operations. Commercial sales represented 15% and 19% of total sales, respectively, for the fiscal years ended March 31, 2021, and 2020. Our commercial distributor represented approximately 5% and 20%, respectively, of commercial sales during fiscal years 2021 and 2020. This distributor also accounted for 1% and 4% of total sales for the years ended March 31, 2021, and 2020, respectively.

TEL-INSTRUMENT ELECTRONICS CORP.

Notes To Consolidated Financial Statements (Continued)

14.                Significant Customer Concentrations (continued)

Marketing to the U.S. Government is made directly by employees of the Company or through independent sales representatives, who receive similar commissions to the commercial distributors. For the years ended March 31, 2021, and 2020, sales to the U.S. Government, including shipments through the government’s logistics centers, represented approximately 38% and 30%, respectively, of total sales. For the year ended March 31, 2021, two (2) direct customers represented 10% and 33% of total sales and 12% and 39% of government sales, respectively. No international distributor represented 10% of total sales or 10% of government sales for the year ended March 31, 2021.

Net sales to foreign customers, which, for the most part, are international distributors were $6,071,004 and $8,569,347 for the years ended March 31, 2021, and 2020, respectively.  All other sales were to customers located in the U.S. The following table presents net sales by U.S. and foreign countries:

	2021	2020
United States	$5,511,516	$7,205,596
Foreign countries	6,071,004	8,569,347
Total Avionics Sales	$11,582,520	$15,774,943

Net sales related to any single foreign country did not comprise more than 10% of consolidated net sales. The Company had no assets outside the United States.

Receivables from the U.S. Government represented approximately 5.2% and 27%, respectively, of total receivables on March 31, 2021, and 2020, respectively. As of March 31, 2021, three individual customers represented in total 81% of the Company’s outstanding accounts receivable, ranging between 38% and 19% of the Company’s outstanding accounts receivable on March 31, 2021. As of March 31, 2020, two individual customers represented in total 24% of the Company’s outstanding accounts receivable, ranging between 11% and 13% of the Company’s outstanding accounts receivable. No other customers represented more than 10% of outstanding accounts receivable for the years ended March 31, 2021, and 2020.

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

The shares of Series A Preferred have a stated value of $6.00 per share (the “Series A Stated Value”) and are convertible into Common Stock at a price of $3.00 per share. The holders of shares of the Series A Preferred shall be entitled to receive dividends out of any assets legally available, to the extent permitted by New Jersey law, at an annual rate equal to 8% of the Series A Stated Value of such shares of Series A Preferred, calculated on the basis of a 360 day year, consisting of twelve 30-day months, and shall accrue from the date of issuance of such shares of Series A Preferred, payable quarterly in cash. Any unpaid dividends shall accrue at the same rate. To the extent not paid on the last day of March, June, September and December of each calendar year, all dividends on any share of Series A Preferred shall accumulate whether or not declared by the Board and shall remain accumulated dividends until paid. As of March 31, 2021 the Company recognized $750,667 as deemed dividends and are included in the carrying value of the Series A Convertible Preferred Stock. The Holders will vote together with the holders of the Company’s Common Stock on an as-converted basis on each matter submitted to a vote of holders of Common Stock (whether at a meeting of shareholders or by written consent). Effective beginning on the third anniversary of the Original Issue Date, and upon 30 days’ written notice to the Holders of Series A Preferred, the Company may, in its sole discretion, redeem the Series A Preferred at the aggregate Series A Stated Value plus any accrued and accumulated but unpaid dividends. During the year ended March 31, 2021 the Company paid dividends of $20,000.

TEL-INSTRUMENT ELECTRONICS CORP.

Notes To Consolidated Financial Statements (Continued)

16.                Series B 8% Convertible Preferred Stock

On October 5, 2018, the Company entered into definitive subscription agreement with an accredited investor, pursuant to which the investor purchased an aggregate of 166,667 shares of the Company’s Series B Preferred Stock (the “Series B Preferred”) for an aggregate of $1 million. The Company used such proceeds for working capital to finance its operations based on the current and expected increase in business, and for payment of fees and expenses associated with this transaction. The Closing occurred following the satisfaction of customary closing conditions. The securities issued pursuant to this subscription agreement were not registered under the Securities Act of 1933, as amended (the “Securities Act”), but qualified for exemption under Section 4(a)(2) of the Securities Act. The securities were exempt from registration under Section 4(a)(2) of the Securities Act because the issuance of such securities by the Company did not involve a “public offering,” as defined in Section 4(a)(2) of the Securities Act, due to the insubstantial number of persons involved in the transaction, size of the offering, manner of the offering and number of securities offered. The Company did not undertake an offering in which it sold a high number of securities to a high number of investors. In addition, this individual had the necessary investment intent as required by Section 4(a)(2) of the Securities Act since he agreed to receive share certificates bearing a legend stating that such securities are restricted pursuant to Rule 144 of the Securities Act. This restriction ensures that these securities would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, the Company has met the requirements to qualify for exemption under Section 4(a)(2) of the Securities Act.

The shares of Series B Preferred have a stated value of $6.00 per share (the “Series B Stated Value”) and are convertible into Common Stock at a price of $2.00 per share. The holder of shares of the Series B Preferred shall be entitled to receive dividends out of any assets legally available, to the extent permitted by New Jersey law, at an annual rate equal to 8% of the Series B Stated Value of such shares of Series B Preferred, calculated on the basis of a 360 day year, consisting of twelve 30-day months, and shall accrue from the date of issuance of such shares of Series B Preferred, payable quarterly in cash. Any unpaid dividends shall accrue at the same rate. To the extent not paid on the last day of March, June, September and December of each calendar year, all dividends on any share of Series B Preferred shall accumulate whether or not declared by the Board and shall remain accumulated dividends until paid. As of March 31, 2021, the Company recognized $179,111 as deemed dividends and are included in the carrying value of the Series B Convertible Preferred Stock. The Holders will vote together with the holders of the Company’s Common Stock on an as-converted basis on each matter submitted to a vote of holders of Common Stock (whether at a meeting of shareholders or by written consent). Effective beginning on the third anniversary of the Original Issue Date, and upon 30 days’ written notice to the Holders of Series B Preferred, the Company may, in its sole discretion, redeem the Series B Preferred at the aggregate Series B Stated Value plus any accrued and accumulated but unpaid dividends. During the year ended March 31, 2021, the Company paid dividends of $60,000.

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

TEL-INSTRUMENT ELECTRONICS CORP.

Notes To Consolidated Financial Statements (Continued)

17.                Stock Option Plans (continued)

The fair value of each option awarded is estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table. Expected volatilities are based on historical volatility of Common Stock. The expected life of the options granted represents the period of time from date of grant to expiration (5 years). The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant. The per share weighted-average fair value of stock options granted for the years ended March 31, 2021, and 2020 were $1.03 and $1.05, respectively, on the date of grant using the Black Scholes option-pricing model with the following assumptions:

	Dividend	Risk-free
	Yield	Interest rate	Volatility	Life
2021	0.0%	0.5%	37.32%	5 years
2020	0.0%	2.28%	33.15%	5 years

A summary of the status of the Company’s stock option plans for the fiscal years ended March 31, 2021, and 2020 and changes during the years are presented below (in number of options):

	Number of Options	Average Exercise Price	Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding options on April 1, 2019	42,500	$5.40
Options granted	76,000	$3.19
Options exercised	-	$-
Options canceled/forfeited	-	$-

Outstanding options on March 31, 2020	118,500	$3.98	2.8 years	$13,295
Options granted	15,000	$3.11
Options exercised	-	$-
Options canceled/forfeited	(35,000)	$5.85

Outstanding options on March 31, 2021	98,500	$3.19	3.3 years	$30,835

Vested Options:
March 31, 2021:	19,700	$3.22	2.8 years	$5,567
March 31, 2020:	38,000	$5.65	0.3 years	$2,734

Remaining options available for grant were 151,500 and 166,500 as of March 31, 2021, and 2020, respectively.

For the years ended March 31, 2021, and 2020, the unamortized compensation expense for stock options was $60,013 and $61,592, respectively. Unamortized compensation expense is expected to be recognized over a weighted-average period of approximately 1.4 years.

A summary of the Company’s non-vested shares as of March 31, 2021, and changes during the year ended March 31, 2021, is presented below:

Non-vested Shares	Shares	Weighted-Average Grant-Date Fair value

Non-vested on April 1, 2020	80,500	$3.20
Granted	15,000	$3.11
Vested	(16,700)	$3.20
Forfeited	-	$-
Non-vested on March 31, 2021	78,800	$3.18

The compensation cost that has been charged was $21,996 and $21,669 for the fiscal years ended March 31, 2021, and 2020, respectively.

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

	March 31, 2021	March 31, 2020
Basic net income per share computation:
Net income	$600,057	$4,736,490
Less: Preferred dividends	(320,000)	(320,000)

Net income attributable to common shareholders	280,057	4,416,490
Weighted-average common shares outstanding	3,255,887	3,255,887
Basic net income per share	$0.09	$1.36
Diluted net income per share computation
Net income attributable to common shareholders	$280,057	$4,416,490
Add: Preferred dividends	320,000	320,000
Diluted income attributable to common shareholders	$600,057	$4,736,490
Weighted-average common shares outstanding	3,255,887	3,255,887
Incremental shares attributable to the assumed conversion of preferred stock	1,817,278	1,704,778
Total adjusted weighted-average shares	5,073,165	4,960,665
Diluted net income per share	$0.12	$0.95

The following table summarizes securities that, if exercised, would have an anti-dilutive effect on earnings per share:

	March 31, 2021	March 31, 2020
Stock options	98,500	118,500
	98,500	118,500

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

TEL-INSTRUMENT ELECTRONICS CORP.

Notes To Consolidated Financial Statements (Continued)

19.                Segment Information (continued)

The tables below present information about reportable segments for the years ended March 31:

				Corporate/
	Avionics	Avionics	Avionics	Reconciling
2021	Government	Commercial	Total	Items	Total
Net sales	$9,858,537	$1,723,983	$11,582,520	$-	$11,582,520
Cost of Sales	5,474,587	1,325,434	6,800,021	-	6,800,021

Gross Margin	4,383,950	398,549	4,782,499	-	4,782,499

Engineering, research, and development			2,295,901	-	2,295,901
Selling, general, and administrative			767,579	1, 397,611	2,165,190
Litigation expenses			-	248,004	248,004
Forgiveness of PPP Loan				(722,577)	(722,577)
Other income				(30,819)	(30,819)
Interest income			-	(7,483)	(7,483)
Interest expense - judgment				231,474	231,474
Interest expense - other			-	29,779	29,779
			3,063,480	1,145,989	4,209,469
Income (loss) before income taxes			$1,719,019	$(1,145,989)	$573,030

Segment Assets	$4,920,076	$451,234	$5,371,310	$10,593,116	$15,964,426

				Corporate/
	Avionics	Avionics	Avionics	Reconciling
2020	Government	Commercial	Total	Items	Total
Net sales	$12,770,363	$3,004,580	$15,774,943	$-	$15,774,943
Cost of Sales	6,606,622	1,758,420	8,365,042	-	8,365,042

Gross Margin	6,163,741	1,246,420	7,409,901	-	7,409,901

Engineering, research, and development			2,239,811	-	2,239,811
Selling, general, and administrative			941,514	1,536,034	2,477,548
Litigation expenses			-	140,050	140,050
Change in fair value of common stock warrant			-	73,000	73,000
Interest income			-	(5,819)	(5,819)
Interest expense - judgment				342,544	342,544
Interest expense - other			-	55,557	55,557
			3,181,325	2,141,366	5,322,691
Income (loss) before income taxes			$4,228,576	$(2,141,366)	$2,087,210

Segment Assets	$3,301,607	$1,202,716	$4,504,323	$8,835,546	$13,339,869

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

The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as of March 31, 2021, and March 31, 2020. As required by FASB ASC 820, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

The Company had warrants with an outside investor to purchase 50,000 shares of the Company’s common stock at an exercise price of $3.35 per share or exercising the “put option” to the Company.  These warrants expired September 10, 2019 and were convertible at a purchase price of $3.35 per share or the cash put option. On September 3, 2019, the holder of the warrant informed the Company that it had elected to exercise its “put option”, thereby requiring the Company to purchase the warrants held by holder. Total warrants were to purchase a total of 50,000 shares of the Company’s common stock.

TEL-INSTRUMENT ELECTRONICS CORP.

Notes To Consolidated Financial Statements (Continued)

20.                Fair Value Measurements (continued)

The value of the warrants for the 50,000 shares of the Company’s common stock at the time of exercise was $116,500, and the Company paid this amount using cash from operations in October 2019, thereby extinguishing the warrant liability. On March 31, 2021, and 2020 the warrant liability was $-0-.

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

The following table provides a summary of the changes in fair value of our Level 3 financial liabilities for the years ended March 31, 2021, and 2020 as well as the unrealized gains or losses included in income.

Level 3 Reconciliation – Year Ended 3/31/2021	Balance at beginning of period	Losses for the period (realized and unrealized)	Purchases, issuances, sales and settlements, net	Transfers in or out of Level 3	Balance at the end of period
Warrant liability	$-	$-	$-	$-	$-
Total Liabilities	$-	$-	$-	$-	$-

Level 3 Reconciliation – Year Ended 3/31/2020	Balance at beginning of period	Losses for the period (realized and unrealized)	Purchases, issuances, sales and settlements, net	Transfers in or out of Level 3	Balance at the end of period
Warrant liability	$43,500	$73,000	$(116,500)	$-	$-
Total Liabilities	$43,500	$73,000	$(116,500)	$-	$-

TEL-INSTRUMENT ELECTRONICS CORP.

Notes To Consolidated Financial Statements (Continued)

21.                Litigation

Contingencies are recorded in the consolidated financial statements when it is probable that a liability will be incurred and the amount of the loss is reasonably estimable, or otherwise disclosed, in accordance with Accounting Standards Codification 450, Contingencies (ASC 450). Significant judgment is required in both the determination of probability and the determination as to whether a loss is reasonably estimable. In the event the Company determines that a loss is not probable, but is reasonably possible, and it becomes possible to develop what the Company believes to be a reasonable range of possible loss, then the Company will include disclosures related to such matter as appropriate and in compliance with ASC 450. To the extent there is a reasonable possibility that the losses could exceed the amounts already accrued, the Company will, when applicable, adjust the accrual in the period the determination is made, disclose an estimate of the additional loss or range of loss or if the amount of such adjustment cannot be reasonably estimated, disclose that an estimate cannot be made. On March 24, 2009, Aeroflex Wichita, Inc. (“Aeroflex”) filed a petition against the Company and two of its employees in the District Court located in Sedgwick County, Kansas, Case No. 09 CV 1141 (the “Aeroflex Action”), alleging that the Company and its two employees misappropriated Aeroflex’s proprietary technology in connection with the Company winning a substantial contract from the U.S. Army, to develop new Mode-5 radar test sets and kits to upgrade the existing TS-4530 radar test sets to Mode 5 (the “Award”). Aeroflex’s petition, seeking injunctive relief and damages, alleges that in connection with the Award, the Company and its named employees misappropriated Aeroflex’s trade secrets; tortiously interfered with Aeroflex’s business relationship; conspired to harm Aeroflex and tortiously interfered with Aeroflex’s contract. The central basis of all the claims in the Aeroflex Action is that the Company misappropriated and used Aeroflex proprietary technology and confidential information in winning the Award.  In February 2009, subsequent to the Company winning the Award, Aeroflex filed a protest of the Award with the Government Accounting Office (“GAO”). In its protest, Aeroflex alleged, inter alia, that the Company used Aeroflex’s proprietary technology in order to win the Award, the same material allegations as were later alleged in the Aeroflex Action. On or about March 17, 2009, the U.S. Army Contracts Attorney and the U.S. Army Contracting Officer each filed a statement with the GAO, expressly rejecting Aeroflex’s allegations that the Company used or infringed on Aeroflex’s proprietary technology in winning the Award and concluding that the Company had used only its own proprietary technology. On April 6, 2009, Aeroflex withdrew its protest.

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

21.                Litigation (continued)

Aeroflex submitted a motion to the Court requesting that the judge award punitive damages at the maximum $5 million amount. In October 2017, the Court denied the Company’s motions and awarded Aeroflex an additional $2.1 million of punitive damages, which brings the total Tel damages awarded in this case to approximately $4.9 million.

The Journal Entry of Judgment including judgment against the Company in the amount of $1.3 million for tortious interference with prospective business advantage, of $1.5 million for tortious interference with existing contracts, and $2.1 million in punitive damages was entered on November 22, 2017. Pursuant to K.S.A. 16-204(d) “any judgment rendered by a court of this state on or after July 1, 1986, shall bear interest on and after the day on which judgment is rendered at the rate provided by subsection (e). The Kansas Secretary of State publishes the rate amount. The amount published for July 1, 2017, through June 30, 2018, was 5.75%, 6.5% July 1, 2018, through June 30, 2019, and 7.0% July 1, 2019, through June 30, 2020. The interest rate as of March 31, 2021, was 4.25%. Interest on the $4,900,000 judgment started to accrue on November 22, 2017, the date the judgment was entered. As of March 31, 2021, the outstanding amount of the judgement and accrued interest is $5,889,023.

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

As of March 31, 2021, management performed, with the participation of our Chief Executive Officer and Chief Accounting Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(f) under the Securities Exchange Act of 1934.  Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Accounting Officer, as appropriate to allow timely decisions regarding required disclosures. The Company is considered a smaller reporting company under the appropriate SEC guidance and is currently exempt, based on Section 404(b), from attestation requirements on their internal control over financial reporting.  Based on the evaluation required by Rule 13a-15(b) under the Securities Exchange Act of 1934, our Chief Executive Officer and Chief Accounting Officer concluded that as of March 31, 2021, such disclosure controls and procedures were effective.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2021. In making this assessment, Management used the criteria set forth in the framework established by the Committee of Sponsoring Organizations of the Treadway Commission 2013 Internal Control - Integrated Framework (“COSO”). Based on this assessment, Management has not identified any material weaknesses. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the Company’s financial reporting.

Management has concluded that the Company did maintain effective internal control over financial reporting as of March 31, 2021, based on the criteria set forth in 2013 Internal Control—Integrated Framework issued by the COSO.

c) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

Item 9B.          Other Information

None.

PART III

Item 10.          Directors, Executive Officers and Corporate Governance

Name (age)	Position	Year First Elected a director
Stephen A. Fletcher (1) (60)	Director	2011

George J. Leon (2) (3) (77)	Director	1986

Jeffrey C. O’Hara, CPA (1) (4) (63)	Director; President since August 2007; Chief Executive Officer since December 2010; Chief Operating Officer since June 2006; Vice President since 2005	1998

Robert A. Rice (2) (3) (65)	Director	2004

Robert H. Walker (2) (3) (5) (85)	Director and Chairman of the Board since April 2011	1984

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

Jeffrey C. O’Hara, CPA has served as a member of the Board since 1998, and was made a Vice President in 2005, COO in 2006, and has been President since 2007.  Mr. O’Hara was appointed Chief Executive Officer of the Company in December 2010. Prior to joining the Company, Mr. O’Hara held various management positions at General Motors, and other mid- sized private companies. Mr. O’Hara has extensive financial, marketing and operations experience and he has held executive positions as both a Chief Financial Officer and President. Mr. O’Hara has also served on several boards of directors of other companies.

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

Corporate Governance and Board Meetings

The Board is responsible for supervision of the overall affairs of the Company.  The Board held three meetings during fiscal year 2021 and each of the nominee directors attended all of the meetings. The Company expects directors to attend all formal Board, committee, and shareholder meetings. Three of the directors, Messrs. Leon, Rice and Walker, are independent as that term is defined under the Securities Exchange Act of 1934.

Robert H. Walker was elected Chairman of the Board by the directors at their April 13, 2011, meeting of the Board upon the passing of Harold K. Fletcher who had been Chief Executive Officer and Chairman of the Board since 1982. Jeffrey C. O’Hara was elected the Chief Executive Officer in December 2010.

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

To assist it in carrying out its duties, the Board has delegated certain authority to committees.  The Board has established standing Audit and Compensation Committees and has delegated nominating responsibility to the three directors who are independent as that term is defined under the Securities Exchange Act of 1934.  Our Audit and Compensation Committees consist of only independent, non-employee directors.

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

Item 10.          Directors, Executive Officers and Corporate Governance (continued)

During fiscal 2021, all three members of the Audit Committee attended all four (4) of the Audit Committee meetings.  In the opinion of the Board, and as defined under the Securities Exchange Act of 1934, Messrs. Walker, Leon and Rice are independent of management and free of any relationship which might interfere with their exercise of independent judgment as members of this committee.

The Audit Committee has: (i) reviewed and discussed with management, and with Friedman LLP, (the “Auditor”) the Company’s audited financial statements for the fiscal year ended March 31, 2021; (ii) reviewed and discussed with management, and with our Auditor the Company’s interim financial statements for the periods ended June 30, 2020, September 30, 2020 and December 31, 2020; (iii) discussed with the Auditor the matters required to be discussed by PCAOB Standard 16, as amended, as adopted by the Public Company Accounting Oversight Board; (iv) received the written disclosures and the letter from the Auditor required by applicable requirements of the Public Company Accounting Oversight Board regarding the Auditor’ communications with the Audit Committee concerning independence; and (v) discussed with the Auditor their independence from the Company.  The Audit Committee has also discussed with management of the Company and the Auditor such other matters and received such assurances from them as it deemed appropriate.  The Audit Committee meets regularly with management and the Auditor, and then with the Auditor without management present, to discuss the result of the Auditor examination, the evaluation of the Company’s internal control over financial reporting and the overall quality of the Company’s accounting.

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

The Compensation Committee met once during the 2021 fiscal year; Messrs. Leon, Rice and Walker attended the meeting. Messrs. Leon, Rice and Walker are independent, as defined under the Securities Exchange Act of 1934. See “Executive Compensation” below for a discussion of the Committee’s processes and procedures for reviewing and determining compensation.

Section 16(a) Beneficial Ownership Reporting Compliance

As of March 31, 2021, the end of the last fiscal year, the Company believes that all officers, directors and 10% beneficial owners, known to the Company, had, during such last fiscal year, timely filed required forms reporting beneficial ownership of Company securities, other than the Form 3 for Pauline Romeo, based solely on review of certain reports filed with the Securities and Exchange Commission pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, and information furnished to the Company.

Code of Ethics

The Company has had corporate governance standards and policies, regulating officer, director and employee conduct for many years.  In fiscal 2004, we reviewed our standards and policies and incorporated them into our Code of Business Conduct, which we believe satisfies the rules promulgated by the SEC.  The Board has adopted this written Code of Ethics that applies to all of the Company’s officers and employees, including the Chief Executive Officer and the Chief Accounting Officer. A copy of the Code of Ethics has been previously filed. A copy of the Code of Ethics is available to anyone requesting a copy without cost by writing to the Company, attention Pauline X. Romeo.

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

Item 11.          Executive Compensation

The following table presents information regarding compensation of our principal executive officer, and the most highly compensated executive officers other than the principal executive officer for services rendered during fiscal years 2021 and 2020.

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary ($) (1)	Incentive ($) (2)	Option Awards ($) (3)		All Other Compensation ($) (4)	Total ($)

Jeffrey C. O’Hara, CEO President	2021	180,000	9,999	-		28,575	218,574
	2020	180,000	72,968	26,335		25,670	304,973

Joseph P. Macaluso, former PAO	2021	135,876	12,500	-		11,706	160,082
	2020	140,000	21,450	10,534		9,867	181,851
Pauline X. Romeo CAO (5)	2021	17,500	-	15,488		-	32,988
	2020	-	-		-	-	-

Grants of Plan-based Awards Table for Fiscal Year

(1)	The amounts shown in this column represent the dollar value of base cash salary earned by each named executive officer (“NEO”).
(2)	Incentive compensation for each named executive officer (“NEO”).
(3)

Amounts in this column represent the fair value required by ASC Topic 718 to be included in our financial statements for all options granted during that year (see Note 17 to Notes to the Consolidated Financial Statements).

(4)	The amounts shown in this column represent amounts for medical and life insurance as well as the Company’s match in the 401(k) Plan
(5)

On February 8, 2021, the board of directors of TIC appointed Pauline X. Romeo as the Chief Accounting Officer, replacing Joseph P. Macaluso who is no longer the Principal Accounting Officer. Pursuant to the terms of her employment with the Company, Ms. Romeo will receive an annual base salary of $130,000 (the “Annual Salary”),will be eligible to receive certain customary benefits and will participate in the Company’s senior management bonus plan. Additionally, Ms. Romeo received 15,000 stock options pursuant to the Company’s 2016 Stock Option Plan. Upon termination of employment by the Company for reasons other than for cause, Ms. Romeo will be entitled to receive severance payment.

The following table sets forth information on stock options granted during or for the 2021 fiscal year to our named executive officers:

Name	Approval Date	Grant Date	All Other Option Awards: Number of Shares of Stock (#)	Exercise or Base Price of Option Awards ($/Share)	Grant date Fair Value of Option Awards ($)
Jeffrey C. O’Hara	05/08/19	05/08/19	25,000	$3.19	$26,335
Joseph P. Macaluso (1)	05/08/19	05/08/19	10,000	$3.19	$10,534
Pauline X. Romeo	01/12/21	01/12/21	15,000	$3.11	$46,650

(1)	J.P. Macaluso resigned as PAO; however, his options remain valid as of March 31, 2021

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

Item 11.          Executive Compensation (continued)

Outstanding Equity Awards at Fiscal Year End

The following table sets forth the outstanding stock option grants held by named executive officers at the end of the 2021 fiscal year. The option exercise price set forth in the table is based on the closing market price on the date of grant.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable (1)	Option Exercise Price ($)	Option Expiration Date

Joseph P. Macaluso	10,000		$3.19	5/08/24
Pauline X. Romeo		15,000	3.11	1/12/26
Jeffrey C. O’Hara	25,000		$3.19	5/08/24

(1)	Options are exercisable, on a cumulative basis, 20% at or after each of the first, second, and third anniversary of the grant and 40% after the fourth year anniversary.

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

Options Exercised and Stock Vested During Fiscal Year 2021

No shares were acquired upon exercising options awards by our NEO’s during fiscal year 2021.

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

The percentage of operating profits so determined is then distributed to senior employees, including NEOs and to a category  entitled  “incentive”, based on (a) the amount of the employee’s base salary, (b) his contribution to the Company, (c) the results of that contribution, (d) an estimated amount of his “special effort” on behalf of the Company, (e) his technical expertise, leadership, and management skills, and (f) the level of the overall compensation paid employees performing similar work in competitive companies. For the year ended March 31, 2021, the CEO received $9,999 and the CAO received $12,500.

For the year ended March 31, 2020, the CEO received $72,968 and the CAO received $21,450.

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

Item 11.          Executive Compensation (continued)

Director Compensation

Directors who are not employees or officers of the Company receive $1,250 in cash and options, at the then market price, to purchase 1,000 shares of Common Stock for attendance at each in-person meeting and $625 in cash and options to purchase 500 shares of Common Stock for attendance at each formal telephonic meeting of the Board or of a committee of the Board.  Non-employee directors may elect annually to accept the foregoing compensation or waive the stock option element and receive the $2,500 in cash for attendance at the in-person meeting and $1,250 in cash for each formal telephone meeting. During fiscal year 2021 non-employee directors earned the following compensation pursuant to this plan.

Name	Cash Compensation	Option Awards ($)(1)(2)	Total $
George J. Leon	$10,000	$-0-	$10,000
Robert A. Rice	$10,000	$-0-	$10,000
Robert H. Walker (3)	$10,000	$-0-	$10,000
Stephen A. Fletcher	$5,000	$-0-	$5,000

(1)	Amounts in this column, if any, represent the fair value required by ASC 718 to be included in our financial statements for all options granted during fiscal year 2021.
(2)	There are no options outstanding for the directors.
(3)	Mr. Walker also receives a monthly stipend of $2,400 for his additional responsibility as Chairman of the Board.

Compensation Policy

The Company does not believe that its compensation policies are reasonably likely to increase corporate risk or have a material adverse effect on the Company.

Item 12.          Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information known to the Company with respect to the beneficial ownership as of June 28, 2021, by (i) all persons who are beneficial owners of five percent (5%) or more of the Company’s Common Stock, (ii) each director and nominee, (iii) the executive officers, and (iv) all current directors and executive officers as a group. A person is considered to beneficially own any shares: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, or (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days through an exercise of stock options or warrants. Unless otherwise indicated, voting and investment power relating to the shares shown in the tables for our directors and executive officers is exercised solely by the beneficial owner or shared by the owner and the owner’s spouse or children.

For purposes of these tables, a person or group of persons is deemed to have “beneficial ownership” of any shares of Common Stock that such person has the right to acquire within 60 days of June 9, 2021. For purposes of computing the percentage of outstanding shares of our Common Stock held by each person or group of persons, any shares that such person or persons has the right to acquire within 60 days of June 29, 2021, is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership.

Item 12.          Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters (continued)

Name and Address	Number of Shares Beneficially Owned		Percentage of Class (1)

Named Directors and Officers

Stephen A. Fletcher, Director	3,200	(2)	0.1%
3995 Oleander Court
Orange Beach, AL 36561

George J. Leon, Director	455,971	(3)	14.0%
168 Redpath Avenue
Toronto, Ontario, Canada M4P 2K6

Jeffrey C. O’Hara, CEO, Director	254,356	(4)	7.8%
853 Turnbridge Circle
Naperville, IL 60540

Robert A. Rice, Director	75,564		2.3%
5 Roundabout Lane
Cape Elizabeth, ME 04107

Robert H. Walker, Director	75,053		2.3%
27 Vantage Court
Port Jefferson, NY 11777

All officers and directors as a group (5 persons)	864,144	(8)	26.5%

Vincent J. Dowling, Jr.	803,218	(5)	21.9%
54 Ledyard Road
West Hartford, CT 06117

Mrs. Sadie Fletcher	640,907	(6)	19.7%
657 Downing Lane
Williamsville, NY 14221

Vincent J. Dowling, Sr.	266,842	(9)	7.6%
102 Island Creek Drive
Indian River Shores, FL 32963

All officers, directors and 5% holders as a group (8 persons)	2,575,111	(10)	65.3%

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

(4)	Includes 10,000 shares subject to currently exercisable stock options owned by Mr. O’Hara.

(5)

Based on Form 4 filed with the SEC on March 27, 2019. Also includes 1,000,000 shares of common stock that may be acquired upon conversion of the Series A Convertible Preferred Stock as well as an additional 190,222 shares that may be acquired based on accrued dividends. The Holder(s) of the Series A Convertible Preferred Stock can vote together with the holders of the Company’s common stock (“Common Stock”) on an as-converted basis on each matter submitted to a vote of holders of Common Stock (whether at a meeting of shareholders or by written consent). In any such vote, the number of votes that may be cast by a Holder shall be equal to one (1) vote for each Conversion Share underlying such Holder’s outstanding shares of Series A Convertible Preferred Stock, subject to adjustment based on the applicable Maximum Conversion Amount, as of the record date for such vote or written consent or, if there is no specified record date, as of the date of such vote or written consent (see Note 15 to the consolidated financial statements).

(6)

Represents 640,907 shares owned by the Estate of Harold K. Fletcher, former Chief Executive Officer and director of the Company. Mrs. Fletcher is the mother of Stephen A. Fletcher, a director of the Company.

(7)

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

(8)

Includes 7,000 shares subject to currently exercisable options held by all executive officers and directors of the Company (including those individually named above). Also 50,000 shares subject to currently exercisable warrants and 1,000,000 and 190,222 shares of common stock that may be acquired upon conversion of the Series A Convertible Preferred Stock and accrued dividends and 59,556 shares of common stock that may be acquired upon conversion of the Series B Convertible Preferred Stock and accrued dividends.

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

(10)

Includes 7,000 shares subject to currently exercisable options held by all executive officers and directors of the Company (including those individually named above). Also 50,000 shares subject to currently exercisable warrants and 1,000,000 and 190,222 shares of common stock that may be acquired upon conversion of the Series A Convertible Preferred Stock and accrued dividends and 559,556 shares of common stock that may be acquired upon conversion of the Series B Convertible Preferred Stock and accrued dividends.

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

The following table provides information as of March 31, 2021 regarding compensation plans under which equity securities of the Company are authorized for issuance. See “Equity Compensation Plan Information” under Item 12 below.

Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of options remaining available for future issuance under Equity Compensation Plans
Equity Compensation Plans approved by shareholders	98,500	$3.19	151,500
Equity Compensation Plans not approved by shareholders	-	-	-
Total	98,500	$3.19	151,500

* See discussion above and Note 17 of Notes to the Consolidated Financial Statements.

Item 13.        Certain Relationships and Related Transactions and Director Independence

The Company has obtained marketing and sales services from a brother-in-law of the Company’s CEO with the related fees and commissions amounting to $121,769 and $145,376 for the years ended March 31, 2021 and 2020, respectively.

Director Independence

On an annual basis, each director and executive officer is obligated to disclose any transactions with the Company in which a director or executive officer, or any member of his or her immediate family, have a direct or indirect material interest in accordance with Item 407(a) of Regulation S-K.

As of June 28, 2021, the Board determined that the following directors are independent under these standards:

Robert Walker, George Leon and Robert Rice.

Item 14.        Principal Accounting Fees and Services

As previously reported, the Audit Committee appointed Friedman, LLP to serve as the Company's independent auditor for fiscal year 2021.

For the fiscal years ended March 31, 2021 and 2020, professional services were performed by Friedman, LLP, the Company’s independent registered public accountants, BDO and Wiss.  Fees for those years were as follows:

	2021	2020

Audit Fees	$147,050	$157,620
Audit-Related Fees	-	-
Total Audit and Audit-Related Fees	147,050	157,620
Tax Fees	-	-
All Other Fees	-	-

Total	$147,050	$157,620

Audit Fees.  This category includes the audit of the Company’s consolidated financial statements and reviews of the financial statements included in the Company’s Quarterly Reports on Form 10-Q and Form 10-K.  It also includes advice on accounting matters that arose during, or as a result of, the audit or the review of interim financial statements, and services which are normally provided in connection with regulatory filings, or in an auditing engagement. Friedman, LLP performed the audit for the fiscal year ended March 31, 2020 and reviews. Friedman, LLP performed the audit for the fiscal year ended March 31, 2021 and the reviews.

Audit Related Fees, tax and other fees.  No fees under these categories were paid to Friedman, LLP in 2021 and/or 2020.

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

TEL-INSTRUMENT ELECTRONICS CORP.
(Registrant)

Dated: June 29, 2021	By:	/s/ Jeffrey C. O’Hara
Jeffrey C. O’Hara
CEO and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated and by signature hereto.

Signature	Title	Date

/s/ Jeffrey C. O’Hara	CEO, President, and Director	June 29, 2021
Jeffrey C. O’Hara

/s/ Pauline X. Romeo	Principal Accounting Officer and Chief Accounting Officer	June 29, 2021
Pauline X. Romeo

/s/ Stephen A. Fletcher	Director	June 29, 2021
Stephen A. Fletcher

/s/ George J. Leon	Director	June 29, 2021
George J. Leon

/s/ Robert A. Rice	Director	June 29, 2021
Robert A. Rice

/s/ Robert H. Walker	Chairman of the Board, Director	June 29, 2021
Robert H. Walker