Form 10-Q
period 2021-06-30
TEL INSTRUMENT ELECTRONICS CORP
filed 2021-08-12
CIK 96885

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2021

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒   No ☐

Indicate by check mark whether the registrant is a large, accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See the definitions of “large, accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large, accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

As of August 11, 2021, there were 3,255,887 shares outstanding of the registrant’s common stock.

TEL-INSTRUMENT ELECTRONICS CORP.

PART I – FINANCIAL INFORMATION

Item 1.  Unaudited Condensed Consolidated Financial Statements.

TEL-INSTRUMENT ELECTRONICS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2021	March 31, 2021
	(unaudited)
ASSETS

Current assets:
Cash	$4,758,819	$3,485,275
Accounts receivable, net	1,318,276	1,933,321
Inventories, net	3,051,343	3,437,989
Restricted cash to support appeal bond	2,011,050	2,011,050
Prepaid expenses and other current assets	259,556	263,067
Total current assets	11,399,044	11,130,702

Equipment and leasehold improvements, net	169,388	200,769
Operating lease right-of-use assets	1,867,505	1,922,805
Deferred tax asset, net	2,521,926	2,675,040
Other long-term assets	35,109	35,110
Total assets	$15,992,972	$15,964,426

LIABILITIES & STOCKHOLDERS’ EQUITY

Current liabilities:
Operating lease liabilities – current portion	$194,469	$201,883
Accounts payable	384,559	906,149
Deferred revenues – current portion	154,382	150,709
Accrued expenses ‐- vacation pay, payroll and payroll withholdings	542,074	457,232
Accrued legal damages	5,940,943	5,889,023
Accrued expenses - other	331,848	365,975
Total current liabilities	7,548,275	7,970,971

Operating lease liabilities – long-term	1,673,036	1,720,921
Long Term Debt - PPP	722,577	722,577
Deferred revenues – long-term	329,886	332,428

Total liabilities	10,273,774	10,746,897

Commitments and contingencies

Stockholders’ equity:
Preferred stock, 1,000,000 shares authorized, par value $0.10 per share
Preferred stock, 500,000 shares 8% Cumulative Series A Convertible Preferred issued and outstanding, par value $0.10 per share	3,695,998	3,695,998
Preferred stock, 166,667 shares 8% Cumulative Series B Convertible Preferred issued and outstanding, par value $0.10 per share	1,147,367	1,147,367
Common stock, 7,000,000 shares authorized, par value $0.10 per share, 3,255,887 shares issued and outstanding, respectively	325,586	325,586
Additional paid-in capital	7,244,788	7,318,620
Accumulated deficit	(6,694,541)	(7,270,042)
Total stockholders’ equity	5,719,198	5,217,529
Total liabilities and stockholders’ equity	$15,992,972	$15,964,426

See accompanying notes to unaudited condensed consolidated financial statements.

TEL-INSTRUMENT ELECTRONICS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	June 30, 2021	June 30, 2020

Net sales	$4,132,393	$2,939,437
Cost of sales	2,117,646	1,434,826

Gross margin	2,014,747	1,504,611

Operating expenses:
Selling, general and administrative	554,031	661,251
Litigation expenses	1,181	2,696
Engineering, research, and development	693,575	631,953
Total operating expenses	1,248,787	1,295,900

Income from operations	765,960	208,711

Other income (expense):
Interest income	984	2,846
Other income	13,593	13,854
Interest expense - judgment	(51,920)	(75,144)
Interest expense	-	(9,780)
Total other net (expense)	(37,343)	(68,224)

Income before income taxes	728,617	140,487

Income tax expense	153,116	29,507

Net income	575,501	110,980

Preferred stock dividends	(80,000)	(80,000)

Net income attributable to common shareholders	$495,501	$30,980

Basic income per common share	$0.15	$0.01
Diluted income per common share	$0.11	$0.01

Weighted average shares outstanding:
Basic	3,255,887	3,255,887
Diluted	5,095,665	3,255,887

See accompanying notes to unaudited condensed consolidated financial statements.

TEL-INSTRUMENT ELECTRONICS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Three Months Ended June 30, 2021, and 2020

(Unaudited)

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock
	# of Shares Issued	Amount	# of Shares Issued	Amount	# of Shares Issued	Amount	Additional Paid-In Capital	Accumulated Deficit	Total
Balances at April 1, 2021	500,000	$3,695,998	166,667	$1,147,367	3,255,887	$325,586	$7,318,620	$(7,270,042)	$5,217,529
8% Dividends on Preferred Stock	-	60,000	-	20,000	-	-	(80,000)	-	-
Dividend Payments	-	(60,000)	-	(20,000)	-	-	-	-	(80,000)
Stock-based compensation	-	-	-	-	-	-	6,168	-	6,168
Net income	-	-	-	-	-	-	-	575,501	575,501
Balances at June 30, 2021	500,000	$3,695,998	166,667	$1,147,367	3,255,887	$325,586	$7,244,788	$(6,694,541)	$5,719,198

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock
	# of Shares Issued	Amount	# of Shares Issued	Amount	# of Shares Issued	Amount	Additional Paid-In Capital	Accumulated Deficit	Total
Balances at April 1, 2020	500,000	$3,515,998	166,667	$1,087,367	3,255,887	$325,586	$7,616,624	$(7,870,099)	$4,675,476
8% Dividends on Preferred Stock	-	60,000	-	20,000	-	-	(80,000)	-	-
Stock-based compensation	-	-	-	-	-	-	5,276	-	5,276
Net income	-	-	-	-	-	-	-	110,980	110,980
Balances at June 30, 2020	500,000	$3,575,998	166,667	$1,107,367	3,255,887	$325,586	$7,541,900	$(7,759,119)	$4,791,732

See accompanying notes to unaudited condensed consolidated financial statements.

TEL-INSTRUMENT ELECTRONICS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	June 30, 2021	June 30, 2020
Cash flows from operating activities:
Net income	$575,501	$110,980
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Deferred income taxes	153,114	61,890
Depreciation and amortization	31,381	29,540
Amortization of right of use assets	55,300	52,450
Provision for inventory obsolescence	-	10,000
Non-cash stock-based compensation	6,168	5,276
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	615,045	(397,653)
Decrease (increase) in inventories	386,646	(401,204)
Decrease (increase) in prepaid expenses & other assets	3,514	93,873
(Decrease) in accounts payable and other accrued liabilities	(555,716)	(90,872)
(Decrease) increase in accrued payroll, vacation pay and payroll taxes	84,842	(72,689)
(Decrease) increase in deferred revenues	1,129	(70,827)
Decrease in operating lease liabilities	(55,300)	(52,450)
Increase in accrued legal damages	51,920	75,144
Net cash provided by (used in) operating activities	1,353,544	(646,542)

Cash flows from investing activities:
Purchases of equipment	-	(15,386)
Net cash used in investing activities	-	(15,386)

Cash flows from financing activities:
Proceeds from SBA PPP Loan	-	722,577
Payment of dividends	(80,000)	-
Repayment of finance lease obligations	-	(49)
Net cash (used in) provided by financing activities	(80,000)	722,528

Net increase in cash and restricted cash	1,273,544	60,600
Cash and restricted cash at beginning of period	5,496,325	5,134,739
Cash and restricted cash at end of period	$6,769,869	$5,195,339

End of period
Cash	$4,758,819	$3,185,796
Restricted cash	2,011,050	2,009,543
	$6,769,869	$5,195,339
Beginning of period
Cash	$3,485,275	$3,126,195
Restricted cash	2,011,050	2,008,544
	$5,496,325	$5,134,739
Supplemental cash flow information:
Taxes paid	$-	4,962
Interest paid	$-

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

Liquidity and PPP Loans

On June 30, 2021, the Company had positive working capital of $3,850,769 as compared to working capital of $3,159,731 on March 31, 2021. This included approximately $6.8 million of cash including the $2 million supersedes appeal bond. The Company has recorded total damages of $5,940,943, including accrued interest, as a result of the jury verdict associated with the Aeroflex litigation.

With a $6.1 million backlog on June 30, 2021, the Company expects that in fiscal year 2022, revenue and profitability will continue to improve.

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

TIC qualified for full loan forgiveness on the initial tranche on December 18, 2020. On January 6, 2021, updated PPP guidance outlining program changes to enhance its effectiveness and accessibility was released on in accordance with the Economic Aid to Hard-Hit Small Businesses, Non-Profits, and Venues Act. This was available to companies that recorded greater than a 25% sales reduction in any quarter compared to the prior year. The Company qualified for this second round of funding and on March 15, 2021, the company secured a Second Draw PPP loan in the amount of $722,577. A borrower can apply for forgiveness once all loan proceeds for which the borrower is requesting forgiveness have been used. Borrowers can apply for forgiveness any time up to the maturity date of the loan. If borrowers do not apply for forgiveness within 10 months after the last day of the covered period, then PPP loan payments are no longer deferred, and borrowers will begin making loan payments to their PPP lender. The Company plans to file for loan forgiveness of the second tranche of PPP funding during quarter ending September 30, 2021.

Based on the foregoing, we believe that our expected cash flows from operations and current cash balances will be sufficient to operate in the normal course of business for next 12 months from the issuance date of these unaudited condensed financial statements, including any payments for settlement of the Aeroflex litigation.

The Bank of America extension for the line of credit expired July 30, 2021, the line of credit annual renewal is currently being underwritten with a maturity of July 30, 2022, and subject to completion of the lender’s underwriting procedures. As of June 30, 2021, the Line of Credit draw remained at zero.

TEL-INSTRUMENT ELECTRONICS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Business, Organization and Liquidity (continued)

Impact of the COVID-19 Coronavirus

In December 2019, a novel strain of coronavirus, which causes the disease known as COVID-19, was reported to have surfaced in Wuhan, China. Since then, COVID-19 coronavirus has spread globally. In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic and the U.S. government imposed travel restrictions on travel between the United States, Europe, and certain other countries. The impact of this pandemic has been, and will likely continue to be, extensive in many aspects of society, which has resulted, and will likely continue to result, in significant disruptions to the global economy as well as businesses and capital markets around the world.

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

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of Tel-Instrument Electronics Corp. as of June 30, 2021, the results of operations, changes in stockholders’ equity, and statements of cash flow for the three months ended June 30, 2021, and June 30, 2020. These results are not necessarily indicative of the results to be expected for the full year.  The unaudited condensed consolidated financial statements have been prepared in accordance with the requirements of Form 10-Q and consequently do not include disclosures normally made in an Annual Report on Form 10-K.  The March 31, 2021, balance sheet included herein was derived from the audited financial statements included in the Company’s Annual Report on Form 10-K as of that date.  Accordingly, the unaudited condensed consolidated financial statements included herein should be reviewed in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2021, as filed with the United States Securities and Exchange Commission (the “SEC”) on June 29, 2021 (the “Annual Report”).

Revenue Recognition

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

The Company generates revenue from designing, manufacturing, and selling avionic tests and measurement solutions for the global commercial air transport, general aviation, and government/military aerospace and defense markets. The Company also offers calibration and repair services for a wide range of airborne navigation and communication equipment.

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

When determining the transaction price of a contract, an adjustment is made if payment from the customer occurs either significantly before or significantly after performance, resulting in a significant financing component. Applying the practical expedient in paragraph 606-10-32-18, the Company does not assess whether a significant financing component exists if the period between when the Company performs its obligations under the contract and when the customer pays is one year or less. None of the Company’s contracts contained a significant financing component as of June 30, 2021.

Replacement Parts

The Company offers replacement parts for test equipment, ramp testers, and bench testers. Similar to the sale of test units, the control of the product transfers at a point of time and therefore, revenue is recognized at the point in time when the obligation to the customer has been fulfilled.

Extended Warranties

The extended warranties sold by the Company provide a level of assurance beyond the coverage for defects that existed at the time of a sale or against certain types of covered damage with coverage terms generally ranging from 5 to 7 years. Amounts received for warranties are recorded as deferred revenue and recognized as revenue ratably over the respective term of the agreements. As of June 30, 2021, $413,304 is expected to be recognized from remaining performance obligations for extended warranties as compared to $408,219 at March 31, 2021.

For the three months ended June 30, 2021, the Company recognized revenue of $15,915 from amounts that were included in Deferred Revenue as compared to $22,140 from amounts that were included in Deferred Revenue for the three months ended June 30, 2020.

The following table provides a summary of the changes in deferred revenues for the three months ended June 30, 2021:

Deferred revenues at April 1, 2021	$408,219
Additional extended warranties	21,000
Revenue recognized for the three months ended June 30, 2021	(15,915)
Deferred revenues at June 30, 2021	$413,304

TEL-INSTRUMENT ELECTRONICS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2 – Summary of Significant Accounting Policies (continued)

Other Deferred Revenues

The Company sometimes receives payments in advance of shipment. These amounts are classified as other deferred revenues. For the periods ended June 30, 2021, and March 31, 2021, the Company has other deferred revenues of $70,964 and $74,920, respectively.

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

TEL-INSTRUMENT ELECTRONICS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2 – Summary of Significant Accounting Policies (continued)

Disaggregation of revenue

In the following tables, revenue is disaggregated by revenue category.

	For the Three Months Ended June 30, 2021
	Commercial	Government
Sales Distribution
Test Units	$42,465	$3,569,603
	$42,465	$3,569,603

The remainder of our revenues for the three months ended June 30, 2021, are derived from repairs and calibration of $445,030,

replacement parts of $56,460, extended warranties of $15,915 and other revenues of $2,920. We do not disaggregate these revenue streams as they are not deemed an important element related to how management operates the business between segments.

	For the Three Months Ended June 30, 2020
	Commercial	Government
Sales Distribution
Test Units	$58,573	$2,563,277
	$58,573	$2,563,277

The remainder of our revenues for the three months ended June 30, 2020, are derived from repairs and calibration of $277,898, replacement parts of $16,070, extended warranties of $22,140 and other revenues of $1,479. We do not disaggregate these revenue streams as they are not deemed an important element related to how management operates the business between segments.

In the following table, revenue is disaggregated by geography.

	For the Three Months Ended June 30, 2021	For the Three Months Ended June 30, 2020
Geography
United States	$2,449,414	$1,714,599
International	1,682,979	1,224,838
Total	$4,132,393	$2,939,437

For the three months ended June 30, 2021, four customers accounted for sales of 10%, 18%, 21% and 26%.

For the three months ended June 30, 2020, two customers account for sales of 11% and 16%.

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

TEL-INSTRUMENT ELECTRONICS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 3 – Accounts Receivable, net

The following table sets forth the components of accounts receivable:

	June 30, 2021	March 31, 2021
Government	$1,119,750	$1,700,907
Commercial	206,026	239,914
Less: Allowance for doubtful accounts	(7,500)	(7,500)
	$1,318,276	$1,933,321

Note 4 – Restricted Cash to Support Appeal Bond

In January 2018, the Company transferred $2,000,000 to a restricted cash account to secure a letter of credit which was used for collateral for the appeal bond (See Note 12).

Note 5 – Inventories, net

Inventories consist of:

	June 30, 2021	March 31, 2021

Purchased parts	$2,691,826	$2,912,599
Work-in-process	934,412	1,020,402
Finished goods	105	79,988
Less: Inventory reserve	(575,000)	(575,000)
	$3,051,343	$3,437,989

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

	Three Months Ended	Three Months Ended
	June 30, 2021	June 30, 2020
Basic net income per share computation:
Net income	$575,501	$110,980
Less: Preferred dividends	(80,000)	(80,000)
Net income attributable to common shareholders	495,501	30,980
Weighted-average common shares outstanding	3,255,887	3,255,887
Basic net income per share	$0.15	$0.01
Diluted net income per share computation
Net income attributable to common shareholders	$495,501	$30,980
Add: Preferred dividends	80,000	-
Diluted income attributable to common shareholders	$575,501	$30,980
Weighted-average common shares outstanding	3,255,887	3,255,887
Incremental shares attributable to the assumed conversion of preferred stock	1,839,778	-
Total adjusted weighted-average shares	5,095,665	3,255,887
Diluted net income per share	$0.11	$0.01

TEL-INSTRUMENT ELECTRONICS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 6 – Net Income per Share (continued)

The following table summarizes securities that, if exercised, would have an anti-dilutive effect on earnings per share for the three months ended:

	June 30, 2021	June 30, 2020
Convertible preferred stock	-	1,779,778
Stock options	98,500	83,500
	98,500	1,863,278

Note 7 – Line of Credit

The Bank of America extension for the line of credit expired July 30, 2021, the line of credit annual renewal is currently being underwritten with a maturity of July 30, 2022, and subject to completion of the lender’s underwriting procedures.  The initial rate offered will be 5.0%.  The line is collateralized by substantially all of the assets of the Company.

As of June 30, 2021, the Line of Credit draw remained at zero.

Note 8 – SBA PPP Loan

On January 6, 2021, updated PPP guidance outlining program changes to enhance its effectiveness and accessibility was released on in accordance with the Economic Aid to Hard-Hit Small Businesses, Non-Profits, and Venues Act. This was available to companies that recorded greater than a 25% sales reduction in any quarter compared to the prior year. The Company qualified for this second round of funding and on March 15, 2021, the company secured a Second Draw PPP loan in the amount of $722,577. A borrower can apply for forgiveness once all loan proceeds for which the borrower is requesting forgiveness have been used. Borrowers can apply for forgiveness any time up to the maturity date of the loan. If borrowers do not apply for forgiveness within 10 months after the last day of the covered period, then PPP loan payments are no longer deferred, and borrowers will begin making loan payments to their PPP lender. The Company plans to file for loan forgiveness of the second tranche of PPP funding during quarter ending September 31, 2021.

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

TEL-INSTRUMENT ELECTRONICS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 9 – Segment Information (continued)

The tables below present information about reportable segments within the avionics business for the three months ending June 30, 2021, and 2020:

Three Months Ended June 30, 2021	Avionics Government	Avionics Commercial	Avionics Total	Corporate Items	Total
Net sales	$3,569,603	$562,790	$4,132,393	$-	$4,132,393
Cost of sales	1,762,900	354,746	2,117,646	-	2,117,646
Gross margin	1,806,703	208,044	2,014,747	-	2,014,747

Engineering, research, and development			693,575	-	693,575
Selling, general and administrative			177,792	376,239	554,031
Litigation costs			-	1,181	1,181
Interest income			-	(984)	(984)
Other income			-	(13,593)	(13,593)
Interest expense – judgment			-	51,920	51,920
Total expenses			871,367	414,763	1,286,130
Income before income taxes			$1,143,380	$(414,763)	$728,617

Three Months Ended June 30, 2020	Avionics Government	Avionics Commercial	Avionics Total	Corporate Items	Total
Net sales	$2,563,276	$376,161	$2,939,437	$-	$2,939,437
Cost of sales	1,182,282	252,544	1,434,826	-	1,434,826
Gross margin	1,380,994	123,617	1,504,611	-	1,504,611

Engineering, research, and development			631,953	-	631,953
Selling, general and administrative			253,838	407,413	661,251
Litigation costs			-	2,696	2,696
Interest income			-	(2,846)	(2,846)
Other income			-	(13,854)	(13,854)
Interest expense - judgment			-	75,144	75,144
Interest expense			-	9,780	9,780
Total expenses			885,791	478,333	1,364,124
Income (loss) before income taxes			$618,820	$(478,333)	$140,487

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

The tax effect of temporary differences, primarily net operating loss carryforwards, asset reserves and accrued liabilities, gave rise to the Company’s deferred tax asset.  Deferred income taxes are recognized for the tax consequence of such temporary differences at the enacted tax rate expected to be in effect when the differences reverse. The Company had approximately $2.5 million in deferred tax assets at June 30, 2021. The Company recognizes the impact of an uncertain income tax position taken on its income tax return at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes - simplifying the accounting for income taxes (Topic 740), which is meant to simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740, Income Taxes.  The amendment also improves consistent application and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance.  This ASU was effective April 1, 2021, and adoption of this standard had no significant impact on our financial position and results of operations.

Note 11 – Operating Lease Liability

The Company leases its facility in East Rutherford, NJ with monthly payments of $18,467 which expires in August 2021 and has been renewed for an additional eight years. The renewal commences September 2021 with monthly payments of $21,237 with an increase to $23,083 monthly payments in September 2025. As a result, the Company recorded $1,830,858 of right-of-use assets and related operating leases liabilities during the year ended March 31, 2021.

The Company's leases generally do not provide an implicit rate, and therefore the Company uses its incremental borrowing rate as the discount rate when measuring operating lease liabilities. The incremental borrowing rate represents an estimate of the interest rate the Company would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of a lease. The Company estimated its incremental borrowing rate based on its credit quality, line of credit agreement and by comparing interest rates available in the market for similar borrowings. The Company used a discount rate of 3.90% at June 30, 2021.

The following table reconciles the undiscounted future minimum lease payments (displayed by year and in the aggregate) under non-cancelable operating leases with terms of more than one year to the total lease liabilities recognized on the unaudited condensed consolidated balance sheet as of June 30, 2021:

Remaining payments 2022	$185,591
2023	254,840
2024	254,840
2025	254,840
2026	267,767
Thereafter	946,417
Total undiscounted future minimum lease payments	2,164,295
Less: Difference between undiscounted lease payments and discounted lease liabilities	(296,790)
Present value of net minimum lease payments	1,867,505
Less current portion	(194,469)
Operating lease liabilities – long-term	$1,673,036

Total rent expense for the three months ended June 30, 2021, was $92,134, as compared to $90,921 or the three months ended June 30, 2020, respectively.

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

In its protest, Aeroflex alleged, inter alia, that the Company used Aeroflex’s proprietary technology in order to win the Award, the same material allegations as were later alleged in the Aeroflex Action. On or about March 17, 2009, the U.S. Army Contracts Attorney, and the U.S. Army Contracting Officer each filed a statement with the GAO, expressly rejecting Aeroflex’s allegations that the Company used or infringed on Aeroflex’s proprietary technology in winning the Award and concluding that the Company had used only its own proprietary technology. On April 6, 2009, Aeroflex withdrew its protest.

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

For the year starting July 1, 2020, the interest rate was 4.25% and cumulative interest as of fiscal year ended June 30, 2021, was $1,040,943. For the year starting July 1, 2021, the interest rate will be 4.25%. Interest on the $4,900,000 judgment started to accrue on November 22, 2017, the date the judgment was entered. As of June 30, 2021, the outstanding amount of the judgement and accrued interest is $5,940,943.

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

The Company is optimistic about the prospects of its appeal for a judgment as a matter of law. The Company was hoping for a decision this calendar year, but this timing will likely be delayed due to the COVID-19 related shutdown of the Kansas court system. As such, the appeal process is expected to take another six months to a year to complete. The Company has the ability to settle this case at its sole discretion by withdrawing the appeal and paying the judgment plus interest amount. The Company currently has sufficient cash on hand to pay off this liability if we lose the appeal.

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

Our unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”).  These accounting principles require us to make certain estimates, judgments, and assumptions.  We believe that the estimates, judgments, and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments, and assumptions are made.  These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented.  Our unaudited condensed consolidated financial statements would be affected to the extent there are material differences between these estimates and actual results.  In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application.  There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result.  The following discussion should be read in conjunction with our financial statements and notes thereto appearing elsewhere in this report.

Overview

The Company reported net income of $575,501 and net sales of $4,132,393 for the three months ended June 30, 2021, as compared to net income of $110,980 and net sales of $2,939,437 for the same three month period in the prior fiscal year, respectively. Profitability for the three months ended June 30, 2021, versus the same three months ended June 30, 2020, was positively impacted by an increase in sales of $1.2 million or 40.6% . Additionally, operating expenses were reduced by $47,113 or 3.6%. Backlog orders on June 30, 2021, were $6.1 million versus $4.4 million on June 30, 2020.

The Company continues to pursue opportunities in the domestic and international market for our Mode 5 test sets with good results. We continue to receive volume orders from South Korea, Australia, Canada, the U.K., and Germany for our Mode 5 test sets. We also are receiving volume orders from the U.S. Government and Lockheed Martin for our AN/USM-708 and 719 (“CRAFT”) Mode 5 test sets. We have also been awarded a large contract from the U.S. military for our T-47NH product and are seeing solid demand for our other non-Mode 5 test sets. Our expectation is that we will continue to improve both our revenues and gross margins, but the timing of these new orders is largely out of our hands. Nonetheless, we are encouraged by the increasing activity we are seeing for military products. After a sharp drop in FY 2021, the Company is also seeing the beginning of a rebound in commercial test set business with orders in the first three months exceeding demand for all of FY 2021. Tel Instrument is also working on the next generation of Mode 5 called Mode 5 Level 2B. This could potentially lead to substantial software upgrades in the future for our domestic and international Mode 5 customers. The Navy is also considering a mid-life update of our CRAFT product line which could entail funded engineering starting next fiscal year. This is an important product for the Company, and this should ensure an additional 10 years of product life.

The Company is also actively looking at expanding out of its current core avionics market area. TIC is working with Lockheed Martin (LMCO) on a new MADL test set. TIC was awarded this contract after winning a $956,000 competitive solicitation. MADL is a secure communications radio for the F-35. This operates in a much higher frequency range than our other test sets. The contract has been put on hold for at least the next three months due to LMCO funding issues, but we are hopeful that the contract will resume this fall. TIC has completed the majority of the development work on this new test set. If the funding issue is resolved, this could generate substantial recurring revenues for the Company and would position TIC for further development contracts with LMCO.

Overview (continued)

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

Once the communications and navigation software are completed, TIC plans to introduce software APPS for the commercial transponder testing market by the end of this calendar year. This will provide Transponder (Modes A, C, and S), ADS-B, and 978 MHz UAT capability for the large general aviation test market. This will allow us to compete with the IFR 4000 and 6000 test tests for our military and commercial aviation customers. The SDR-Omni product is a game changer in the commercial and military avionics test market as it will allow customers to replace multiple competitive test sets with one unit that is smaller and provides more capabilities at a fraction of the cost. This new technology could provide us with the opportunity to expand out of our relatively narrow avionics test market niche and enter the much larger secure military and homeland security radio test market which is many times the size of our existing avionics test market. The secure military test set market is very large, and we are anticipating several large competitive DOD solicitations to take place in the next several years.

The Aeroflex litigation did not result in a favorable outcome for the Company, despite our belief that we committed no wrongdoing.

The jury found no misappropriation of Aeroflex trade secrets, but it did rule that the Company tortiously interfered with a prospective business opportunity and awarded damages. The jury also ruled that Tel tortiously interfered with Aeroflex’s non-disclosure agreements with two former Aeroflex employees. The jury also found that the former Aeroflex employees breached their non-disclosure agreements with Aeroflex. The Court conducted further hearings on the Company’s post-trial motions which sought to reduce the damages award of $2.8 million, as well as the punitive damages claim.  The Court denied the Company’s motions and awarded Aeroflex an additional $2.1 million of punitive damages. The Company has filed motions in January 2018 for the Court to reconsider the number of damages on the grounds that they are duplicative and not legally supportable. The Court heard these motions, and such motions were denied. The Company has filed for the appeal. The Company has posted a $2 million bond for the appeal. This $2 million bond amount will remain in place during the appeal process.

Results of Operations

Sales

For the three months ended June 30, 2021, net sales increased $1,192,956 or 40.6% to $4,132,393, as compared to $2,939,437, for the three months ended June 30, 2020.

Avionics government sales increased $1,006,327 or 39.3% to $3,569,603 for the three months ended June 30, 2021, as compared to $2,563,276 for the three months ended June 30, 2020. The increase in government sales is primarily attributed to a large government order from DFAS for T-47NH test sets.

International sales increased $458,141 or 37.4% to $1,682,979 for the three months ended June 30, 2021, as compared to $1,224,838 for the three months ended June 30, 2020, primarily as a result of the sales via our Korean distributor H2L Technologies.

Commercial sales increased $186,629 or 49.6% to $562,790 for the three months ended June 30, 2021, as compared to $376,161 for the three months ended June 30, 2020. Our commercial business is beginning to see a modest recovery from the negative impact of the COVID-19 pandemic.

Gross Margin

For the three months ended June 30, 2021, total gross margin increased $510,136 or 33.9%, to $2,014,747 as compared to $1,504,611 for the three months ended June 30, 2020, due to the increase in sales volume. The gross margin percentage for the three months ended June 30, 2021, was 48.8% as compared to 51.2% for the three months ended June 30, 2020. The gross margin decrease of 2.4% was due primarily to production costs at full capacity versus prior year partial production capacity resulting from COVID staff absences. Gross margin for quarter ended June 30, 2021, at 48.8% versus fiscal year ended March 31, 2021, at 41.3% or a 7.5% improvement was due primarily to production staff efficiencies. With a $6.1 million backlog on June 30, 2021, the Company expects that in fiscal year 2022, revenue and profitability will continue to improve.

Operating Expenses

Selling, general and administrative expenses decreased $107,220 or 16.2% to $554,031 for the three months ended June 30, 2021, as compared to $661,251 for the three months ended June 30, 2020. The decrease is primarily attributed to better pricing for professional services, reduction in professional services and offset of profit sharing expense increase related to increased sales revenue.

Litigation costs decreased slightly by $1,515 to $1,181 for the three months ended June 30, 2021, as compared to $2,696 for the three months ended June 30, 2020.

Engineering, research, and development expenses increased $61,622 or 9.8% to $693,575 for the three months ended June 30, 2021, as compared to $631,953 for the three months ended June 30, 2020. Total engineering expense has increased as a result of our increased engineering activities primarily with the SDR-OMNI hand-held product line development.

Income from Operations

As a result of the above, the Company recorded income from operations of $765,960 for the three months ended June 30, 2021, as compared to income from operations of $208,711 for the three months ended June 30, 2020.

Other (Expense), Net

For the three months ended June 30, 2021, total other expense was $37,342 as compared to other expense of $68,224 for the three months ended June 30, 2020, primarily the result of lower interest expense on the judgment liability and the repayment of the line of credit.

Income before Income Taxes

As a result of the above, the Company recorded income before taxes of $728,617 for the three months ended June 30, 2021, as compared to income before taxes of $140,487 for the three months ended June 30, 2020.

Income Taxes

For the three months ended June 30, 2021, the Company recorded income tax expense of $153,116, as a result of the Company’s taxable income for the quarter, as compared to $29,507 for the three months ended June 30, 2020.

Net Income

The Company recorded net income of $575,501 for the three months ended June 30, 2021, as compared to net income of $110,980 for the three months ended June 30, 2020.

Liquidity and Capital Resources

At June 30, 2021, the Company had net working capital of $3,850,769 including accrued legal damages related to the Aeroflex litigation of $5,940,943, as compared to working capital of $3,159,731 at March 31, 2021. This change is primarily the result of lower accounts payable and as well as cash receipts received from the increase is sales.

During the three months ended June 30, 2021, the Company’s cash balance (including the $2 million in restricted cash for the appeal) increased by $1.3 million to $6,769,869.  The Company’s principal sources and uses of funds were as follows:

Cash provided by (used in) operating activities. For the three months ended June 30, 2021, $1,353,544 in cash from operations was provided, as compared to the three months ended June 30, 2020, the Company used $646,542.  This increase in cash provided for operations is mostly attributed to an increase in Accounts Receivable collections, decrease in inventory purchases, offset by decreased Accounts Payable, due to improved operating income for the period.

Cash used in investing activities.  For the three months ended June 30, 2021, the Company did not use any cash in investing activities as compared to the three months ended June 30, 2020, the Company used $15,386 as a result of no capital equipment purchases.

Cash (used in) financing activities. For the three months ended June 30, 2021, the Company used $80,000 in cash from financing activities as compared to providing $722,528 for the three months ended June 30,2020.  This decrease is due mainly from the receipt of PPP loan funding received in the prior year.

Liquidity and Capital Resources (continued)

The Bank of America extension for the line of credit expired July 30, 2021, the line of credit annual renewal is currently being underwritten with a maturity of July 30, 2022, and subject to completion of the lender’s underwriting procedures. As of June 30, 2021, the Line of Credit draw remained at zero.

On June 30, 2021, the Company has $6.8 million of cash on hand which included $2 million of restricted cash supporting the appeal bond.

As of June 30, 2021, the Company has recorded total damages of $5,940,943, including accrued interest, as a result of the jury verdict associated with the Aeroflex litigation as well as the Court’s decision on punitive damages. The Company has recorded accrued interest of $1,040,943 as of June 30, 2021.

The Company is very optimistic about the prospects of its appeal for a judgment as a matter of law. The Company had been hoping for a decision from the court during the 2020 calendar year, but timing will likely continue to be delayed due to the three-month COVID-19 related shutdown of the Kansas court system. As such, the appeal process is expected to take at least another year to complete unless a settlement can be reached. The Company has the ability to settle this case at its sole discretion by withdrawing the appeal and paying the judgment plus interest amount. The Company currently has sufficient cash on hand and borrowing capability to pay off this liability if we lose the appeal.

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

TIC qualified for full loan forgiveness on the initial tranche on December 18, 2020. On January 6, 2021, updated PPP guidance outlining program changes to enhance its effectiveness and accessibility was released on in accordance with the Economic Aid to Hard-Hit Small Businesses, Non-Profits, and Venues Act. This was available to companies that recorded greater than a 25% sales reduction in any quarter compared to the prior year. The Company qualified for this second round of funding and on March 15, 2021, the company secured a Second Draw PPP loan in the amount of $722,577. Second Draw PPP loans made to eligible borrowers qualify for full loan forgiveness if during the 8- to 24-week covered period following loan disbursement:

o	Employee and compensation levels are maintained in the same manner as required for the First Draw PPP loan
o	The loan proceeds are spent on payroll costs and other eligible expenses; and
o	At least 60% of the proceeds are spent on payroll costs

A borrower can apply for forgiveness once all loan proceeds for which the borrower is requesting forgiveness have been used. Borrowers can apply for forgiveness any time up to the maturity date of the loan. If borrowers do not apply for forgiveness within 10 months after the last day of the covered period, then PPP loan payments are no longer deferred, and borrowers will begin making loan payments to their PPP lender. The Company plans to file for loan forgiveness of the second tranche of PPP funding during quarter ending September 31, 2021.

Moving forward, we believe that our expected cash flows from operations and current cash balances, which amounted to approximately $6.8 million, including the approximately $2 million in restricted cash will be sufficient to operate in the normal course of business for next 12 months from the issuance date of these unaudited condensed financial statements, including any payments for settlement of the litigation.

Currently, the Company has no material future capital expenditure requirements.

There was no significant impact on the Company’s operations as a result of inflation for the three months ended June 30, 2021.

These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2021, filed with the SEC on June 29, 2021 (the “Annual Report”).

Off-Balance Sheet Arrangements

As of June 30, 2021, the Company had no off-balance sheet arrangements.

Critical Accounting Policies

Our critical accounting policies are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report. There have been no changes in our critical accounting policies. Our significant accounting policies are described in our notes to the 2021 consolidated financial statements included in our Annual Report.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

We do not hold any derivative instruments and do not engage in any hedging activities.

Item 4.  Controls and Procedures.

(a)          Evaluation of Disclosure Controls and Procedures

The Company, including its principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this report (the “Evaluation Date”). Based upon the evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective. Disclosure controls are controls and procedures designed to reasonably ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this report, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls include controls and procedures designed to reasonably ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b)          Changes in Internal Control over Financial Reporting

The Company, including its chief executive officer and chief financial officer, reviewed the Company’s internal control over financial reporting, pursuant to Rule 13(a)-15(e) under the Exchange Act and concluded that there was no change in the Company’s internal control over financial reporting during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

As reflected in the accompanying unaudited condensed consolidated balance sheet as of June 30, 2021, the Company has recorded estimated damages to date of $5.9 million, including interest, as a result of a jury verdict associated with the Aeroflex litigation. The Company has filed for an appeal (see Notes 4 and 12). As of June 30, 2021, the Company has cash balances of $6.8 million, including $2 million of restricted cash as well as $1.3 million in accounts receivable. We expect to continue to have sufficient cash to fully cover the Aeroflex damages amount.

The Company is very optimistic about the prospects of its appeal for a judgment as a matter of law. The Company had been hoping for a decision from the court during the 2020 calendar year, but timing will likely continue to be delayed due to the three-month COVID-19 related shutdown of the Kansas court system. As such, the appeal process is expected to take at least another year to complete unless a settlement can be reached. The Company has the ability to settle this case at its sole discretion by withdrawing the appeal and paying the judgment plus interest amount. The Company currently has sufficient cash on hand to pay off this liability if we lose the appeal.

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

Item 1A.  Risk Factors.

We believe there are no changes that constitute material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2021, filed with the SEC on June 29, 2021.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company’s equity securities during the quarter ended June 30, 2021.

Item 3.   Defaults upon Senior Securities.

There has been no default in the payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company.

Item 4.   Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

There is no other information required to be disclosed under this item which was not previously disclosed.

Item 6.  Exhibits.

Exhibit No.	Description

31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of 2002*

31.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of 2002*

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	Inline XBRL Instance Document*

101.SCH	Inline XBRL Taxonomy Extension Schema Document*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)*

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEL-INSTRUMENT ELECTRONICS CORP.

Date: August 12, 2021	By:	/s/ Jeffrey C. O’Hara
Name: Jeffrey C. O’Hara
Title: Chief Executive Officer Principal Executive Officer