Form 10-Q
period 2021-09-30
TEL INSTRUMENT ELECTRONICS CORP
filed 2021-11-15
CIK 96885

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2021

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

As of November 12, 2021, there were 3,255,887 shares outstanding of the registrant’s common stock.

TEL-INSTRUMENT ELECTRONICS CORP.

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements.

TEL-INSTRUMENT ELECTRONICS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2021	March 31, 2021
	(unaudited)
ASSETS

Current assets:
Cash	$4,808,457	$3,485,275
Accounts receivable, net	1,530,060	1,933,321
Inventories, net	2,910,721	3,437,989
Restricted cash to support appeal bond	2,011,050	2,011,050
Prepaid expenses and other current assets	188,127	263,067
Total current assets	11,448,415	11,130,702

Equipment and leasehold improvements, net	142,277	200,769
Operating lease right-of-use assets	1,815,304	1,922,805
Deferred tax asset, net	2,443,042	2,675,040
Other long-term assets	35,109	35,110
Total assets	$15,884,147	$15,964,426

LIABILITIES & STOCKHOLDERS’ EQUITY

Current liabilities:
Operating lease liabilities – current portion	$190,622	$201,883
Accounts payable	391,247	906,149
Deferred revenues - current portion	149,223	150,709
Accrued expenses ‐vacation pay, payroll and payroll withholdings	342,170	457,232
Accrued legal damages	5,993,433	5,889,023
Accrued expenses - other	235,310	365,975
Total current liabilities	7,302,005	7,970,971

Operating lease liabilities – long-term	1,624,682	1,720,921
Long term debt - PPP	-	722,577
Deferred revenues – long-term	312,420	332,428

Total liabilities	9,239,107	10,746,897

Commitments and contingencies

Stockholders’ equity:
Preferred stock, 1,000,000 shares authorized, par value $0.10 per share
Preferred stock, 500,000 shares 8% Cumulative Series A Convertible Preferred issued and outstanding, par value $0.10 per share	3,695,998	3,695,998
Preferred stock, 166,667 shares 8% Cumulative Series B Convertible Preferred issued and outstanding, par value $0.10 per share	1,147,367	1,147,367
Common stock, 7,000,000 shares authorized, par value $0.10 per share, 3,255,887 shares issued and outstanding, respectively	325,586	325,586
Additional paid-in capital	7,170,954	7,318,620
Accumulated deficit	(5,694,865)	(7,270,042)
Total stockholders’ equity	6,645,040	5,217,529
Total liabilities and stockholders’ equity	$15,884,147	$15,964,426

See accompanying notes to unaudited condensed consolidated financial statements.

TEL-INSTRUMENT ELECTRONICS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020

Net sales	$3,610,863	$3,336,396	$7,743,256	$6,275,833
Cost of sales	1,942,956	1,969,573	4,060,602	3,404,399

Gross margin	1,667,907	1,366,823	3,682,654	2,871,434

Operating expenses:
Selling, general and administrative	596,618	464,809	1,150,651	1,126,060
Litigation expenses	3,220	5,514	4,400	8,210
Engineering, research, and development	682,852	554,555	1,376,427	1,186,508
Total operating expenses	1,282,690	1,024,878	2,531,478	2,320,778

Income from operations	385,217	341,945	1,151,176	550,656

Other income (expense):
Interest income	995	1,879	1,980	4,725
Other income	22,260	-	35,853	13,854
Gain on forgiveness of PPP loan	722,577	-	722,577	-
Interest expense – judgement	(52,490)	(52,490)	(104,410)	(127,634)
Interest expense	-	(9,380)	-	(19,160)
Total other net income, (expense)	693,342	(59,991)	656,000	(128,215)

Income before income taxes	1,078,559	281,954	1,807,176	422,441

Income tax expense	78,883	59,206	231,999	88,713

Net income	999,676	222,748	1,575,177	333,728

Preferred dividends	80,000	80,000	160,000	160,000

Net income attributable to common shareholders	$919,676	$142,748	$1,415,177	$173,728

Basic income per common share	$0.28	$0.04	$0.43	$0.05
Diluted income per common share	$0.20	$0.04	$0.31	$0.05

Weighted average shares outstanding:
Basic	3,255,887	3,255,887	3,255,887	3,255,887
Diluted	5,095,665	5,068,949	5,095,665	3,255,887

See accompanying notes to unaudited condensed consolidated financial statements.

TEL-INSTRUMENT ELECTRONICS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Three Months Ended September 30, 2021, and 2020

(Unaudited)

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock
	# of Shares Issued	Amount	# of Shares Issued	Amount	# of Shares Issued	Amount	Additional Paid-In Capital	Accumulated Deficit	Total
Balances at July 1, 2021	500,000	$3,695,998	166,667	$1,147,367	3,255,887	$325,586	$7,244,788	$(6,694,541)	$5,719,198
8% Dividends on Preferred Stock	-	60,000	-	20,000	-	-	(80,000)	-	-
Dividend Payments	-	(60,000)	-	(20,000)	-	-	-	-	(80,000)
Stock-based compensation	-	-	-	-	-	-	6,166	-	6,166
Net income	-	-	-	-	-	-	-	999,676	999,676
Balances at September 30, 2021	500,000	$3,695,998	166,667	$1,147,367	3,255,887	$325,586	$7,170,954	$(5,694,865)	$6,645,040

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock
	# of Shares Issued	Amount	# of Shares Issued	Amount	# of Shares Issued	Amount	Additional Paid-In Capital	Accumulated Deficit	Total
Balances at July 1, 2020	500,000	$3,575,998	166,667	$1,107,367	3,255,887	$325,586	$7,541,900	$(7,759,119)	$4,791,732
8% Dividends on Preferred Stock	-	60,000	-	20,000	-	-	(80,000)	-	-
Stock-based compensation	-	-	-	-	-	-	5,276	-	5,276
Net income	-	-	-	-	-	-	-	222,748	222,748
Balances at September 30, 2020	500,000	$3,635,998	166,667	$1,127,367	3,255,887	$325,586	$7,467,176	$(7,536,371)	$5,019,756

See accompanying notes to unaudited condensed consolidated financial statements.

TEL-INSTRUMENT ELECTRONICS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Six Months Ended September 30, 2021, and 2020

(Unaudited)

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock
	# of Shares Issued	Amount	# of Shares Issued	Amount	# of Shares Issued	Amount	Additional Paid-In Capital	Accumulated Deficit	Total
Balances at April 1, 2021	500,000	$3,695,998	166,667	$1,147,367	3,255,887	$325,586	$7,318,620	$(7,270,042)	$5,217,529
8% Dividends on Preferred Stock	-	120,000	-	40,000	-	-	(160,000)	-	-
Dividend Payments	-	(120,000)	-	(40,000)	-	-	-	-	(160,000)
Stock-based compensation	-	-	-	-	-	-	12,334	-	12,334
Net income	-	-	-	-	-	-	-	1,575,177	1,575,177
Balances at September 30, 2021	500,000	$3,695,998	166,667	$1,147,367	3,255,887	$325,586	$7,170,954	$(5,694,865)	$6,645,040

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock
	# of Shares Issued	Amount	# of Shares Issued	Amount	# of Shares Issued	Amount	Additional Paid-In Capital	Accumulated Deficit	Total
Balances at April 1, 2020	500,000	$3,515,998	166,667	$1,087,367	3,255,887	$325,586	$7,616,624	$(7,870,099)	$4,675,476
8% Dividends on Preferred Stock	-	120,000	-	40,000	-	-	(160,000)	-	-
Stock-based compensation	-	-	-	-	-	-	10,552	-	10,552
Net income	-	-	-	-	-	-	-	333,728	333,728
Balances at September 30, 2020	500,000	$3,635,998	166,667	$1,127,367	3,255,887	$325,586	$7,467,176	$(7,536,371)	$5,019,756

See accompanying notes to unaudited condensed consolidated financial statements.

TEL-INSTRUMENT ELECTRONICS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	September 30, 2021	September 30, 2020
Cash flows from operating activities:
Net income	$1,575,177	$333,728
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Deferred income taxes	231,999	121,095
Depreciation and amortization	59,354	60,776
Amortization of right of use assets	107,500	105,723
Provision for inventory obsolescence	-	20,000
Forgiveness of PPP Loan	(722,577)	-
Non-cash stock-based compensation	12,334	10,552
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	403,261	(540,762)
Decrease in inventories	527,268	23,782
Decrease (increase) in prepaid expenses & other assets	74,940	(22,046)
Decrease in accounts payable and other accrued liabilities	(645,567)	(457,492)
Decrease in accrued payroll, vacation pay and payroll taxes	(115,062)	(29,009)
Decrease in deferred revenues	(21,494)	(22,726)
Decrease in operating lease liabilities	(107,500)	(105,723)
Increase in accrued legal damages	104,410	127,634
Net cash provided by (used in) operating activities	1,484,043	(374,468)

Cash flows from investing activities:
Purchases of equipment	(861)	(19,247)
Net cash used in investing activities	(861)	(19,247)

Cash flows from financing activities:
Proceeds from SBA PPP Loan	-	722,577
Payment of dividends	(160,000)	-
Repayment of finance lease obligations	-	(49)
Net cash (used in) provided by financing activities	(160,000)	722,528

Net increase in cash and restricted cash	1,323,182	328,813
Cash and restricted cash at beginning of period	5,496,325	5,134,739
Cash and restricted cash at end of period	$6,819,507	$5,463,552

End of period
Cash	$4,808,457	$3,453,098
Restricted cash	2,011,050	2,010,454
	$6,819,507	$5,463,552
Beginning of period
Cash	$3,485,275	$3,126,195
Restricted cash	2,011,050	2,008,544
	$5,496,325	$5,134,739
Supplemental cash flow information:
Taxes paid	$-	-
Interest paid	$-	$9,025

See accompanying notes to unaudited condensed consolidated financial statements.

TEL-INSTRUMENT ELECTRONICS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Business, Organization and Liquidity

Business and Organization

Tel-Instrument Electronics Corp. (“Tel,” “TIC” or the “Company”) has been in business since 1947. The Company is a leading designer and manufacturer of avionics test and measurement instruments for the global, commercial air transport, general aviation, and government/military defense markets. Tel provides instruments to test, measure, calibrate, and repair a wide range of airborne navigation and communication equipment. The Company sells its equipment in both domestic and international markets. Tel continues to develop new products in anticipation of customers’ needs and to maintain its strong market position. Its development of multi-function testers has made it easier for customers to perform ramp tests with less operator training, fewer test sets, and lower product support costs. The Company has become a major manufacturer and supplier of Identification Friend or Foe (“IFF”) flight line test equipment over the last two decades.

The Company is publicly traded and was quoted on the Over-the-Counter Market Place (“OTCQB”) under the symbol “TIKK.”

Liquidity and PPP Loans

On September 30, 2021, the Company had positive working capital of $4,146,410 as compared to working capital of $3,159,731 on March 31, 2021. This included approximately $6.8 million of cash including the $2 million restricted cash supporting the appeal bond. The Company has recorded total damages of $5,993,433, including accrued interest, as a result of the jury verdict associated with the Aeroflex litigation.

With a $4.1 million backlog on September 30, 2021, the Company expects that in fiscal year 2022, revenue and profitability will continue to improve.

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

TIC qualified for full loan forgiveness on the initial tranche on December 18, 2020. On January 6, 2021, updated PPP guidance outlining program changes to enhance its effectiveness and accessibility was released on in accordance with the Economic Aid to Hard-Hit Small Businesses, Non-Profits, and Venues Act. This was available to companies that recorded greater than a 25% sales reduction in any quarter compared to the prior year. The Company qualified for this second round of funding and on March 15, 2021, the Company secured a Second Draw PPP loan in the amount of $722,577. On September 17, 2021, TIC qualified for full loan forgiveness of the second round of funding and was recognized as other income in the quarter ended September 30, 2021.

On August 24, 2021, TIC, and the New Jersey Economic Development Authority (NJEDA) signed a small business emergency assistance grant agreement in the amount of $20,000. The funds related to the grant were received from the NJEDA on August 30, 2021, and were recognized as other income during the quarter ended September 30, 2021.

Based on the foregoing, we believe that our expected cash flows from operations and current cash balances will be sufficient to operate in the normal course of business for next 12 months from the issuance date of these unaudited condensed financial statements, including any payments for settlement of the Aeroflex litigation.

The Bank of America line of credit has been renewed for $690,000 and will expire on July 30, 2022. As of September 30, 2021, the line of credit draw remained at zero.

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

On September 9, 2021, President Biden announced Executive Order 14042 (“Executive Order”) and related initiatives designed to lead the country out of the COVID-19 pandemic. The Executive Order includes policies that will require employees of contractors that do business with the federal government to be vaccinated. On September 24, 2021, The Safer Federal Workforce Task Force released COVID-19 vaccine guidance for Federal contractors and subcontractors. According to this guidance, covered employees must be fully vaccinated by December 8, 2021, or at the latest, by the first day of performance on a covered contract, absent the need for a disability or religious accommodation. In addition, covered contractors must follow the CDC’s mask and physical distance requirements for covered contractor employees and visitors. The Executive Order and the guidance apply to any prime contractor or subcontractor that is a party to a “contract or contract-like instrument” that includes a clause incorporating the requirements of the Executive Order. The new clause will apply on or after October 15, 2021, to only new federal contracts, solicitations, contract extensions and renewals whose value exceeds $250,000. TIC currently does not have any federal contracts or similar contract-like instruments that are in excess of $250,000, however the vast majority of the TIC employees are fully vaccinated, and TIC is preparing for full compliance of the Executive Order should it apply.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of Tel-Instrument Electronics Corp. as of September 30, 2021, the results of operations change in stockholders’ equity for the three and six months ended September 30, 2021, and September 30, 2020, and statements of cash flow for the six months ended September 30, 2021, and September 30, 2020. These results are not necessarily indicative of the results to be expected for the full year. The unaudited condensed consolidated financial statements have been prepared in accordance with the requirements of Form 10-Q and consequently do not include disclosures normally made in an Annual Report on Form 10-K. The March 31, 2021, balance sheet included herein was derived from the audited financial statements included in the Company’s Annual Report on Form 10-K as of that date. Accordingly, the unaudited condensed consolidated financial statements included herein should be reviewed in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2021, as filed with the United States Securities and Exchange Commission (the “SEC”) on June 29, 2021 (the “Annual Report”).

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

The Company accounts for revenue recognition in accordance with ASC 606.The core principle of Topic 606 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The ASC 606 defines a five-step process to achieve the core principle.

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

Test Units/Sets

The Company develops and manufactures unit sets to test navigation and communication equipment, such as ramp testers and bench testers for equipment installed in aircraft and ground radios. The Company recognizes revenue when the customer obtains control of the Company’s product based on the contractual shipping terms of the contract, which is usually at the time of shipment. Revenue on products is presented gross because the Company is primarily responsible for fulfilling the promise to provide the product, is responsible to ensure that the product is produced in accordance with the related supply agreement and bears the risk of loss while the inventory is in-transit. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring products to the customer.

If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price based on the estimated relative standalone selling prices of the promised products or services underlying each performance obligation. The Company determines stand-alone selling prices based on the price at which the performance obligation is sold separately. If the stand-alone selling price is not observable through past transactions, the Company estimates the standalone selling price considering available information such as market conditions and internally approved pricing guidelines related to the performance obligations.

When determining the transaction price of a contract, an adjustment is made if payment from the customer occurs either significantly before or significantly after performance, resulting in a significant financing component. Applying the practical expedient in paragraph 606-10-32-18, the Company does not assess whether a significant financing component exists if the period between when the Company performs its obligations under the contract and when the customer pays is one year or less. None of the Company’s contracts contained a significant financing component as of September 30, 2021.

Replacement Parts

The Company offers replacement parts for test equipment, ramp testers, and bench testers. Similar to the sale of test units, the control of the product transfers at a point of time and therefore, revenue is recognized at the point in time when the obligation to the customer has been fulfilled.

Extended Warranties

The extended warranties sold by the Company provide a level of assurance beyond the coverage for defects that existed at the time of a sale or against certain types of covered damage with coverage terms ranging from 5 to 7 years. Amounts received for warranties are recorded as deferred revenue and recognized as revenue ratably over the respective term of the agreements. As of September 30, 2021, $403,632 is expected to be recognized from remaining performance obligations for extended warranties as compared to $408,219 at March 31, 2021. For the three and six months ended September 30, 2021, the Company recognized revenue of $16,067 and $31,982, respectively from amounts that were included in Deferred Revenue as compared to $22,140 and $44,280, respectively from amounts that were included in Deferred Revenue for the three months and six months ended September 30, 2020.

The following table provides a summary of the changes in deferred revenues for the six months ended September 30, 2021:

Deferred revenues at April 1, 2021	$408,219
Additional extended warranties	27,395
Revenue recognized for the six months ended September 30, 2021	(31,982)
Deferred revenues at September 30, 2021	$403,632

TEL-INSTRUMENT ELECTRONICS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2 – Summary of Significant Accounting Policies (continued)

Other Deferred Revenues

The Company sometimes receives payments in advance of shipment. These amounts are classified as other deferred revenues. For the periods ended September 30, 2021, and March 31, 2021, the Company has other deferred revenues of $58,011 and $74,918, respectively.

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

Payment terms and conditions vary by contract, although terms include a requirement of payment within a range from 30 to 60 days, or in certain cases, up-front deposits. In circumstances where the timing of revenue recognition differs from the timing of invoicing, the Company has determined that the Company's contracts do not include a significant financing component. Payments received prior to the delivery of units or services performed are recorded as deferred revenues. Taxes collected from customers, which are subsequently remitted to governmental authorities, are excluded from sales. The Company applied the practical expedient to account for shipping and handling activities as fulfillment cost rather than as a separate performance obligation. Shipping and handling costs charged to customers are classified as sales, and the shipping and handling costs incurred are included in cost of sales. All sales are denominated in U.S. dollars.

The Company chose to apply the available practical expedient as commission eligible sales orders are fulfilled within less than one year and commissions are generally paid by the Company within 30 days of the related sales order fulfillment. Accordingly, management has determined that no change in accounting for costs to obtain a contract will be required for the Company to conform to ASC 606.

Disaggregation of revenue

In the following tables, revenue is disaggregated by revenue category.

	For the Three Months Ended September 30, 2021
	Commercial	Government
Sales Distribution
Test Units	$103,517	$2,909,663
	$103,517	$2,909,663

The remainder of our revenues for the three months ended September 30, 2021, are derived from repairs and calibration of $502,418,

replacement parts of $76,783, extended warranties of $16,067 and other revenues of $2,415. We do not disaggregate these revenue streams as they are not deemed an important element related to how management operates the business between segments.

	For the Three Months Ended September 30, 2020
	Commercial	Government
Sales Distribution
Test Units	$117,824	$2,921,917
	$117,824	$2,921,917

TEL-INSTRUMENT ELECTRONICS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2 – Summary of Significant Accounting Policies (continued)

The remainder of our revenues for the three months ended September 30, 2020, are derived from repairs and calibration of $211,542 replacement parts of $7,700, extended warranties of $22,140 and other revenues of $55,273. We do not disaggregate these revenue streams as they are not deemed an important element related to how management operates the business between segments.

	For the Six Months Ended September 30, 2021
	Commercial	Government
Sales Distribution
Test Units	$145,982	$6,479,266
	$145,982	$6,479,266

The remainder of our revenues for the six months ended September 30, 2021, are derived from repairs and calibration of $947,448, replacement parts of $133,243, extended warranties of $31,982 and other revenues of $5,335. We do not disaggregate these revenue streams as they are not deemed an important element related to how management operates the business between segments.

	For the Six Months Ended September 30, 2020
	Commercial	Government
Sales Distribution
Test Units	$176,397	$5,485,194
	$176,397	$5,485,194

The remainder of our revenues for the six months ended September 30, 2020, are derived from repairs and calibration of $489,440, replacement parts of $23,770, extended warranties of $44,280 and other revenues of $56,752. We do not disaggregate these revenue streams as they are not deemed an important element related to how management operates the business between segments.

In the following table, revenue is disaggregated by geography.

	For the Three Months Ended September 30, 2021	For the Three Months Ended September 30, 2020
Geography
United States	$2,461,600	$759,586
International	1,149,263	2,576,810
Total	$3,610,863	$3,336,396

	For the Six Months Ended September 30, 2021	For the Six Months Ended September 30, 2020
Geography
United States	$4,911,014	$2,474,185
International	2,832,242	3,801,648
Total	$7,743,256	$6,275,833

TEL-INSTRUMENT ELECTRONICS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2 – Summary of Significant Accounting Policies (continued)

For the three months ended September 30, 2021, three customers accounted for sales of $1,354,857, $502,240 and $488,578 or 38%, 14% and 14% respectively. For the six months ended September 30, 2021, three customers accounted for sales of $2,426,791, $1,182,873 and $1,040,734 or 31%, 15% and 13% respectively.

For the three and six months ended September 30, 2020, Muirhead Avionics, the Company’s distributor for Western Europe accounted for sales of $2,115,484 or 63% and $2,552,742 or 33%, respectively.

The Company, in addition to inside sales efforts, utilizes independent brokers to sell its products to customers. A related party independent broker has earned approximately $48,000 and $81,000 in commissions for the three and six months ended September 30, 2021.

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

Note 3 – Accounts Receivable, net

The following table sets forth the components of accounts receivable:

	September 30, 2021	March 31, 2021
Government	$1,349,705	$1,700,907
Commercial	187,855	239,914
Less: Allowance for doubtful accounts	(7,500)	(7,500)
	$1,530,060	$1,933,321

Note 4 – Restricted Cash to Support Appeal Bond

In January 2018, the Company transferred $2,000,000 to a restricted cash account to secure a letter of credit which was used for collateral for the appeal bond (See Note 12).

Note 5 – Inventories, net

Inventories consist of:

	September 30, 2021	March 31, 2021

Purchased parts	$2,333,239	$2,912,599
Work-in-process	1,151,723	1,020,402
Finished goods	759	79,988
Less: Inventory reserve	(575,000)	(575,000)
	$2,910,721	$3,437,989

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

	Three Months Ended	Three Months Ended
	September 30, 2021	September 30, 2020
Basic net income per share computation:
Net income	$999,676	$222,748
Less: Preferred dividends	(80,000)	(80,000)
Net income attributable to common shareholders	919,676	142,748
Weighted-average common shares outstanding	3,255,887	3,255,887
Basic net income per share	$0.28	$0.04
Diluted net income per share computation
Net income attributable to common shareholders	$919,676	$142,748
Add: Preferred dividends	80,000	80,000
Diluted income attributable to common shareholders	$999,676	$222,748
Weighted-average common shares outstanding	3,255,887	3,255,887
Incremental shares attributable to the assumed conversion of preferred stock	1,839,778	1,813,062
Total adjusted weighted-average shares	5,095,665	5,068,949
Diluted net income per share	$0.20	$0.04

	Six Months Ended	Six Months Ended
	September 30, 2021	September 30, 2020
Basic net income per share computation:
Net income	$1,575,177	$333,728
Less: Preferred dividends	(160,000)	(160,000)
Net income attributable to common shareholders	1,415,177	173,728
Weighted-average common shares outstanding	3,255,887	3,255,887
Basic net income per share	$0.43	$0.05
Diluted net income per share computation
Net income attributable to common shareholders	$1,415,177	$173,728
Add: Preferred dividends	160,000	-
Diluted income attributable to common shareholders	$1,575,177	$173,728
Weighted-average common shares outstanding	3,255,887	3,255,887
Incremental shares attributable to the assumed conversion of preferred stock	1,839,778	-
Total adjusted weighted-average shares	5,095,665	3,255,887
Diluted net income per share	$0.31	$0.05

TEL-INSTRUMENT ELECTRONICS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 6 – Net Income per Share (continued)

The following table summarizes securities that, if exercised, would have an anti-dilutive effect on earnings per share for the three months ended:

	September 30, 2021	September 30, 2020
Convertible preferred stock	-	-
Stock options	98,500	-
	98,500	-

The following table summarizes securities that, if exercised, would have an anti-dilutive effect on earnings per share for the six months ended:

	September 30, 2021	September 30, 2020
Convertible preferred stock	-	1,794,778
Stock options	98,500	83,500
	98,500	1,878,278

Note 7 – Line of Credit

In August 2021, Bank of America renewed the line of credit with a maturity of July 30, 2022. The agreement includes a line of credit up to $690,000. Monthly payments are interest only. The line is collateralized by substantially all of the assets of the Company.

As of September 30, 2021, the Line of Credit draw has remained at zero balance.

Note 8 – SBA PPP Loan

On January 6, 2021, updated PPP guidance outlining program changes to enhance its effectiveness and accessibility was released on in accordance with the Economic Aid to Hard-Hit Small Businesses, Non-Profits, and Venues Act. This was available to companies that recorded greater than a 25% sales reduction in any quarter compared to the prior year. The Company qualified for this second round of funding and on March 15, 2021, the Company secured a Second Draw PPP loan in the amount of $722,577. On September 17, 2021, TIC qualified for full loan forgiveness of the second round of funding and was recognized as other income.

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

TEL-INSTRUMENT ELECTRONICS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 9 – Segment Information (continued)

The tables below present information about reportable segments within the avionics business for the three and six months ending September 30, 2021, and 2020:

Three Months Ended September 30, 2021	Avionics Government	Avionics Commercial	Avionics Total	Corporate Items	Total
Net sales	$2,909,663	$701,200	$3,610,863	$-	$3,610,863
Cost of sales	1,498,235	444,721	1,942,956	-	1,942,956
Gross margin	1,411,428	256,479	1,667,907	-	1,667,907

Engineering, research, and development			682,852	-	682,852
Selling, general and administrative			224,148	372,470	596,618
Litigation costs			-	3,220	3,220
Interest income			-	(995)	(995)
Other income			-	(22,260)	(22,260)
Interest expense – judgment			-	52,490	52,490
Forgiveness of PPP Loan			-	(722,577)	(722,577)
Total expenses (income)			907,000	(317,652)	589,348
Income before income taxes			$760,907	$317,652	$1,078,559

Three Months Ended September 30, 2020	Avionics Government	Avionics Commercial	Avionics Total	Corporate Items	Total
Net sales	$2,976,153	$360,243	$3,336,396	$-	$3,336,396
Cost of sales	1,720,943	248,630	1,969,573	-	1,969,573
Gross margin	1,255,210	111,613	1,366,823	-	1,366,823

Engineering, research, and development			554,555	-	554,555
Selling, general and administrative			158,154	306,655	464,809
Litigation costs			-	5,514	5,514
Interest income			-	(1,879)	(1,879)
Interest expense - judgment			-	52,490	52,490
Interest expense			-	9,380	9,380
Total expenses			712,709	372,160	1,084,869
Income (loss) before income taxes			$654,114	$(372,160)	$281,954

Six Months Ended September 30, 2021	Avionics Government	Avionics Commercial	Avionics Total	Corporate Items	Total
Net sales	$6,479,266	$1,263,990	$7,743,256	$-	$7,743,256
Cost of sales	3,261,135	799,467	4,060,602	-	4,060,602
Gross margin	3,218,131	464,523	3,682,654	-	3,682,654

Engineering, research, and development			1,376,427	-	1,376,427
Selling, general and administrative			401,943	748,708	1,150,651
Litigation costs			-	4,400	4,400
Interest income			-	(1,980)	(1,980)
Other income			-	(35,853)	(35,853)
Interest expense – judgment			-	104,410	104,410
Forgiveness of PPP Loan			-	(722,577)	(722,577)
Total expenses			1,778,370	97,108	1,875,478
Income (loss) before income taxes			$1,904,284	$(97,108)	$1,807,176

TEL-INSTRUMENT ELECTRONICS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Six Months Ended September 30, 2020	Avionics Government	Avionics Commercial	Avionics Total	Corporate Items	Total
Net sales	$5,539,429	$736,404	$6,275,833	$-	$6,275,833
Cost of sales	2,903,225	501,174	3,404,399	-	3,404,399
Gross margin	2,636,204	235,230	2,871,434	-	2,871,434

Engineering, research, and development			1,186,508	-	1,186,508
Selling, general and administrative			411,992	714,068	1,126,060
Litigation costs			-	8,210	8,210
Interest income			-	(4,725)	(4,725)
Other income			-	(13,854)	(13,854)
Interest expense – judgment			-	127,634	127,634
Interest expense			-	19,160	19,160
Total expenses			1,598,500	850,493	2,448,993
Income (loss) before income taxes			$1,272,934	$(850,493)	$422,441

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

The tax effect of temporary differences, primarily net operating loss carryforwards, asset reserves and accrued liabilities, gave rise to the Company’s deferred tax asset. Deferred income taxes are recognized for the tax consequence of such temporary differences at the enacted tax rate expected to be in effect when the differences reverse. The Company had approximately $2.4 million in deferred tax assets at September 30, 2021. The Company recognizes the impact of an uncertain income tax position taken on its income tax return at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority.

The differences between income taxes expected at the U.S. federal statutory income tax rate of 21 percent and the reported income tax expense are due to the recognition of non-taxable PPP funds of $722,577 as other income during the three months ended September 30, 2021. Taxable income was $355,982 and $1,084,599 for the three and six months ended September 30, 2021, resulting in income tax expense of $78,883 and $231,999 for the three and six months ended September 30, 2021, respectively.

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

Note 11 – Operating Lease Liability

The Company leases its facility in East Rutherford, NJ with monthly payments of $18,467 which expired in August 2021 and the renewed monthly payments are $21,237 for an additional four years. Thereafter, monthly payments are $23,083 for the balance of the 8 year renewal lease agreement expiring September 2025.

The Company's leases generally do not provide an implicit rate, and therefore the Company uses its incremental borrowing rate as the discount rate when measuring operating lease liabilities. The incremental borrowing rate represents an estimate of the interest rate the Company would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of a lease. The Company estimated its incremental borrowing rate based on its credit quality, line of credit agreement and by comparing interest rates available in the market for similar borrowings. The Company used a discount rate of 3.90% at September 30, 2021.

TEL-INSTRUMENT ELECTRONICS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 11 – Operating Lease Liability (continued)

The following table reconciles the undiscounted future minimum lease payments (displayed by year and in the aggregate) under non-cancelable operating leases with terms of more than one year to the total lease liabilities recognized on the unaudited condensed consolidated balance sheet as of September 30, 2021:

Remaining payments 2022	$127,420
2023	254,840
2024	254,840
2025	254,840
2026	267,767
Thereafter	946,417
Total undiscounted future minimum lease payments	2,106,124
Less: Difference between undiscounted lease payments and discounted lease liabilities	(290,820)
Present value of net minimum lease payments	1,815,304
Less current portion	(190,622)
Operating lease liabilities – long-term	$1,624,682

Total rent expense for the three and six months ended September 30, 2021, was $92,134 and $187,150, respectively, as compared to $90,884 and $181,805 for the three and six months ended September 30, 2020, respectively.

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

For the year starting July 1, 2020, the interest rate was 4.25% and cumulative interest as of fiscal year ended June 30, 2021, was $1,040,943. For the year starting July 1, 2021, the interest rate will be 4.25%. Interest on the $4.9 million judgment started to accrue on November 22, 2017, the date the judgment was entered. As of September 30, 2021, the outstanding amount of the judgement and accrued interest is $5,993,433.

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

The Company is optimistic about the prospects of its appeal for a judgment as a matter of law. The appeal decision has been delayed due to the COVID-19 related shutdown of the Kansas court system and the inability of court staff to work remotely on confidentiality issues. During August 2021, in an effort to move the appeal forward, all parties agreed to supply the appeal information to the court on a dedicated and secured laptop that would be used by the research attorney remotely. The Company has the ability to settle this case at its sole discretion by withdrawing the appeal and paying the judgment plus interest amount. The Company currently has sufficient cash on hand to pay off this liability if the appeal is lost.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This Quarterly Report on Form 10-Q and other reports filed by the Company from time to time with the SEC (collectively the “Filings”) contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the Filings, the words “may,” “will,” “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management are intended to identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and we caution you that these statements are not guarantees of future performance or events and are subject to risks, assumptions, and other factors. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

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

Overview

The Company reported net income of $999,676 and $1,575,177 and net sales of $3,610,863 and $7,743,256 for the three and six months ended September 30, 2021. This compared to net income of $222,748 and $333,728 and net sales of $3,336,396 and $6,275,833 for the same three and six month period in the prior fiscal year, respectively. Profitability for the three and six months ended September 30, 2021, versus the same three and six months ended September 30, 2020, was positively impacted by an increase in sales of $274,000 or 8% and $1.5 million or 23%, respectively. Additionally, gross margin percentages increased 5% for the current versus prior three months and 2% for the current versus prior six months, respectively. Backlog orders on September 30, 2021, were $4.1 million versus $5.1 million on September 30, 2020.

The Company continues to pursue opportunities in the domestic and international market for our Mode 5 test sets with good results. We continue to receive volume orders from South Korea, Australia, Canada, the U.K., and Germany for our Mode 5 test sets. We also are receiving volume orders from the U.S. Government and Lockheed Martin for our AN/USM-708 and 719 (“CRAFT”) Mode 5 test sets. Our expectation is that we will continue to improve both our revenues and gross margins, but the timing of these new orders is largely out of our hands. Nonetheless, we are encouraged by the increasing activity we are seeing for military products. After a sharp drop in FY 2021, the Company is also seeing the beginning of a rebound in commercial test set business. TIC is also working on the next generation of Mode 5 called Mode 5 Level 2B. This could potentially lead to substantial software upgrades in the future for our domestic and international Mode 5 customers. The Navy is systematically moving forward on a mid-life update of our CRAFT product line which could entail funded engineering starting next fiscal year. This is an important product for the Company, and this should ensure an additional 10 years of product life.

The Company is also actively looking at expanding out of its current core avionics market area. TIC is working with Lockheed Martin (LMCO) on a new MADL test set. TIC was awarded this contract after winning a $956,000 competitive solicitation. MADL is a secure communications radio for the F-35. This operates in a much higher frequency range than our other test sets. The contract has been put on hold due to LMCO funding issues, we have indications that the contract will resume in the next few months. TIC has completed the majority of the development work on this new test set. If the funding issue is resolved, this could generate substantial recurring revenues for the Company and would position TIC for further development contracts with LMCO.

Overview (continued)

The main focus area for the Company is moving into the secure communications testing with our new SDR/OMNI test set. This Test Set utilizes true software-designed radio technology that enables it to test all common avionics functions in one 4.5 pound test set. The SDR/OMNI has very wide frequency to accommodate new commercial and military waveforms in an industry leading “mil-spec” package. This is half the weight of competitive test sets. It utilizes the latest touch screen technology and has the capability to replace all TIC commercial test sets and military flight-line test sets with one handheld product. With the COVID pandemic, the Company focused all of its engineering efforts on developing a secure communications and navigation test set for the U.S. military. The communications test capability was moved up in our development schedule based on the negative impact of the COVID-19 pandemic on commercial aviation. The U.S. military will need to upgrade thousands of existing communication and navigation test sets over the next several years to address the new frequency and waveform requirements for military radios and we believe the SDR/OMNI is well positioned to capture a large portion of this business.

Once the communications and navigation software are completed, TIC plans to introduce software APPS for the commercial transponder testing market by the end of this calendar year. This will provide Transponder (Modes A, C, and S), ADS-B, and 978 MHz UAT capability for the large general aviation test market. This will allow us to compete with the IFR 4000 and 6000 test tests for our military and commercial aviation customers. The SDR-Omni product is a game changer in the commercial and military avionics test market as it will allow customers to replace multiple competitive test sets with one unit that is smaller and provides more capabilities at a lower of the cost. This new technology could provide us with the opportunity to expand out of our relatively narrow avionics test market niche and enter the much larger secure military and homeland security radio test market which is many times the size of our existing avionics test market. The secure military test set market is very large, and we are anticipating several large competitive DOD solicitations to take place in the next several years.

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

Results of Operations

Sales

Net sales were $3,610,863 and $7,743,256 for the three and six months ended September 30, 2021, as compared to $3,336,396 and $6,275,833 for the same three and six month period in the prior fiscal year, respectively. The increase in sales of approximately $274,000 (8%) and $1.5 million (23%), respectively was due primarily to a slight ease in supply chain procurement issues allowing back log orders to be fulfilled. Additionally, repair order revenue increased 138% and 94% for the comparative three and six months primarily due to the reopening of governmental facilities and the commercial sector slowly returning to normal business as the COVID pandemic restrictions are lifted.

Gross Margin

For the three and six months ended September 30, 2021, total gross margin increased $301,084 (22.0%) and $811,220 (28.3%) to $1,667,907 and $3,682,654 as compared to $1,366,823 and $2,871,434 for the three and six months ended September 30, 2020, primarily as a result of the increase in volume, price adjustments and highly profitable training products. The gross margin percentage for the three months ended September 30, 2021, was 46.2% as compared to 41.0% for the three months ended September 30, 2020. The gross margin percentage for the six months ended September 30, 2021, was 47.6% as compared to 45.8% for the three months ended September 30, 2020.

Operating Expenses

Selling, general and administrative expenses increased $131,809 (28.4%) to $596,618 and $24,591 (2.2%) to $1,150,651 for the three and six months ended September 30, 2021, as compared to $464,809 and $1,126,060, respectively for the three and six months ended September 30, 2020. The three months increase of $131,809 is a result of increased profit sharing reserves, travel resuming, sales commission expense and salary increases all resulting from the rebound of prior year COVID-19 business slow down. The six months net increase of $24,591 is result of various continuing savings with an offset of profit sharing expense increase related to increased profitability trends.

Operating Expenses continued

Litigation costs decreased by $2,294 to $3,220 for the three months ended September 30, 2021, as compared to $5,514 for the three months ended September 30, 2020. Litigation costs decreased $3,810 to $4,400 six months ended September 30, 2021, as compared to $8,210 for the six months ended September 30, 2020. This is a direct result of decreased activity related to the litigation (see Notes 4 and 12 to the unaudited condensed consolidated financial statements). With respect to the Aeroflex litigation, the Company has appealed the $4.9 million judgement and has set aside $2 million in cash to support an appeal bond. The appeal submissions are now complete. We continue to believe that the trial judge erred in his legal ruling on standing and other issues during the trial and that we have strong grounds for the award to be vacated or reduced. Our attorneys estimate that it will take close to a year from now for this appeal to work its way through the Kansas court system

Engineering, research, and development expenses increased $128,297 or 23.1% to $682,852 and $189,919 or 16.0% to $1,376,427 for the three and six months ended September 30, 2021, as compared to $554,555 and $1,186,508 for the three and six months ended September 30, 2020, respectively. Total engineering expense has increased: (1) as a result of our increased engineering activities primarily with the SDR-OMNI hand-held product line final development plans to begin production early 2022 and (2) by the suspension of the MADL program which reduced engineering costs in the prior quarter.

Income from Operations

As a result of the above, the Company recorded income from operations of $385,217 and $1,151,176 for the three and six months ended September 30, 2021, as compared to income from operations of $341,945 and $550,656 for the three and six months ended September 30, 2020.

Other income (expense)

For the three and six months ended September 30, 2021, total other net income was $693,342 and $656,000 as compared to other net expense of $59,991 and $128,215 for the three and six months ended September 30, 2020, primarily the result of the Second Draw PPP loan in the amount of $722,577 being fully forgiven on September 17, 2021 and on August 24, 2021, TIC, and the New Jersey Economic Development Authority (NJEDA) signed a small business emergency assistance grant agreement in the amount of $20,000. We received these funds into our bank account on August 30, 2021.

Income before Income Taxes

As a result of the above, the Company recorded income before taxes of $1,078,559 and $1,807,176 for the three and six months ended September 30, 2021, as compared to income before taxes of $281,954 and $422,441 for the three and six months ended September 30, 2020.

Income Taxes

For the three and six months ended September 30, 2021, the Company recorded income tax expense of $78,883 and $231,999, as a result of the Company’s taxable income for the respective quarters, as compared to $59,206 and $88,713 for the three and six months ended September 30, 2020. The differences between income taxes expected at the U.S. federal statutory income tax rate of 21 percent and the reported income tax expense are due to the recognition of non-taxable PPP funds of $722,577 as other income during the three months ended September 30, 2021. Taxable income was $355,982 and $1,084,599 for the three and six months ended September 30, 2021.

Net Income

The Company recorded net income of $999,676 and $1,575,177 for the three and six months ended September 30, 2021, as compared to net income of $222,748 and $333,728 for the three and six months ended September 30, 2020.

Liquidity and Capital Resources

At September 30, 2021, the Company had net working capital of $4,146,410 including accrued legal damages related to the Aeroflex litigation of $5,993,433, as compared to working capital of $3,159,731 at March 31, 2021. This change is primarily the result of lower accounts payable, pay out of accrued employee vacation time resulting from a policy update capping carryover time, and cash receipts received from the increase in sales, as well as the full forgiveness of the PPP loan.

Liquidity and Capital Resources continued

During the six months ended September 30, 2021, the Company’s cash balance (including the $2 million in restricted cash for the appeal) increased by $1.3 million to $6,819,507. The Company’s principal sources and uses of funds were as follows:

Cash provided by (used in) operating activities. For the six months ended September 30, 2021, $1,484,043 in cash from operations was provided, as compared to the six months ended September 30, 2020, the Company used $374,468. This increase in cash provided for operations is mostly attributed to an increase in net income from increased sales and margin, decrease in inventory purchases, and offset by decrease accounts payable.

Cash used in investing activities. For the six months ended September 30, 2021, the Company used $859 in investing activities as compared to the six months ended September 30, 2020, the Company used $19,247 for IT equipment related upgrades.

Cash (used in) financing activities. For the six months ended September 30, 2021, the Company used $160,000 in cash from financing activities as compared to providing $722,528 for the six months ended September 30,2020. This decrease is due mainly from the receipt of PPP loan funding received in the prior year, compared to a payment of $160,000 dividend in the current period.

The Bank of America line of credit was renewed and will mature July 30, 2022. As of September 30, 2021, the line of credit draw remained at zero.

On September 30, 2021, the Company has $6.8 million of cash on hand which included $2 million of restricted cash supporting the appeal bond.

As of September 30, 2021, the Company has recorded total damages of $5,993,433 including accrued interest, as a result of the jury verdict associated with the Aeroflex litigation as well as the Court’s decision on punitive damages. The Company has recorded accrued interest of $1,093,433 as of September 30, 2021.

The Company is very optimistic about the prospects of its appeal for a judgment as a matter of law. Due to the three-month COVID-19 related shutdown of the Kansas court system and subsequent partial reopening of the court system, a major backlog has resulted. As such, the appeal process is expected to take at least a year to complete unless a settlement can be reached. The Company has the ability to settle this case at its sole discretion by withdrawing the appeal and paying the judgment plus interest amount. The Company currently has sufficient cash on hand to pay off this liability if we lose the appeal.

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

On January 6, 2021, updated PPP guidance outlining program changes to enhance its effectiveness and accessibility was released on in accordance with the Economic Aid to Hard-Hit Small Businesses, Non-Profits, and Venues Act. This was available to companies that recorded greater than a 25% sales reduction in any quarter compared to the prior year. The Company qualified for this second round of funding and on March 15, 2021, the company secured a Second Draw PPP loan in the amount of $722,577. TIC qualified for full loan forgiveness on September 17, 2021.

On August 24, 2021, TIC, and the New Jersey Economic Development Authority (NJEDA) signed a small business emergency assistance grant agreement in the amount of $20,000. We received these funds into our bank account on August 30, 2021, from NJEDA.

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

Liquidity and Capital Resources (continued)

Currently, the Company has no material future capital expenditure requirements.

There was no significant impact on the Company’s operations as a result of inflation for the three months ended September 30, 2021.

These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on For 10-K for the fiscal year ended March 31, 2021, filed with the SEC on June 29, 2021 (the “Annual Report”).

Off-Balance Sheet Arrangements

As of September 30, 2021, the Company had no off-balance sheet arrangements.

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

As reflected in the accompanying unaudited condensed consolidated balance sheet as of September 30, 2021, the Company has recorded estimated damages to date of approximately $6 million, including interest, as a result of a jury verdict associated with the Aeroflex litigation. The Company has filed for an appeal (see Notes 4 and 12). As of September 30, 2021, the Company has cash balances of $6.8 million, including $2 million of restricted cash as well as $1.5 million in accounts receivable. We expect to continue to have sufficient cash to fully cover the Aeroflex damages amount.

The Company is very optimistic about the prospects of its appeal for a judgment as a matter of law. Due to the three-month COVID-19 related shutdown of the Kansas court system and subsequent partial reopening of the court system, a major backlog has resulted. As such, the appeal process is expected to take at least to the end of calendar 2021 year to complete unless a settlement can be reached. The Company has the ability to settle this case at its sole discretion by withdrawing the appeal and paying the judgment plus interest amount. The Company currently has sufficient cash on hand to pay off this liability if we lose the appeal.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company’s equity securities during the quarter ended September 30, 2021.

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

TEL-INSTRUMENT ELECTRONICS CORP.

Date: November 15, 2021	By:	/s/ Jeffrey C. O’Hara
Name: Jeffrey C. O’Hara
Title: Chief Executive Officer (Principal Executive Officer)