Form 10-Q
period 2021-12-31
TEL INSTRUMENT ELECTRONICS CORP
filed 2022-02-11
CIK 96885

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2021

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

As of February 10, 2022, there were 3,255,887 shares outstanding of the registrant’s common stock.

TEL-INSTRUMENT ELECTRONICS CORP.

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements.

TEL-INSTRUMENT ELECTRONICS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2021	March 31, 2021
	(unaudited)
ASSETS

Current assets:
Cash	$5,288,810	$3,485,275
Accounts receivable, net	1,385,384	1,933,321
Inventories, net	2,748,275	3,437,989
Restricted cash to support appeal bond	2,011,050	2,011,050
Prepaid expenses and other current assets	286,507	263,067
Total current assets	11,720,026	11,130,702

Equipment and leasehold improvements, net	127,322	200,769
Operating lease right-of-use assets	1,768,343	1,922,805
Deferred tax asset, net	2,396,594	2,675,040
Other long-term assets	35,108	35,110
Total assets	$16,047,393	$15,964,426

LIABILITIES & STOCKHOLDERS’ EQUITY

Current liabilities:
Operating lease liabilities – current portion	$192,487	$201,883
Accounts payable	438,569	906,149
Deferred revenues - current portion	123,615	150,709
Accrued expenses ‐vacation pay, payroll and payroll withholdings	376,073	457,232
Accrued legal damages	6,045,924	5,889,023
Accrued expenses - other	220,115	365,975
Total current liabilities	7,396,783	7,970,971

Operating lease liabilities – long-term	1,575,856	1,720,921
Long term debt - PPP	-	722,577
Deferred revenues – long-term	307,578	332,428

Total liabilities	9,280,217	10,746,897

Commitments and contingencies

Stockholders’ equity:
Preferred stock, 1,000,000 shares authorized, par value $0.10 per share
Preferred stock, 500,000 shares 8% Cumulative Series A Convertible Preferred issued and outstanding, par value $0.10 per share	3,695,998	3,695,998
Preferred stock, 166,667 shares 8% Cumulative Series B Convertible Preferred issued and outstanding, par value $0.10 per share	1,147,367	1,147,367
Common stock, 7,000,000 shares authorized, par value $0.10 per share, 3,255,887 shares issued and outstanding, respectively	325,586	325,586
Additional paid-in capital	7,098,468	7,318,620
Accumulated deficit	(5,500,243)	(7,270,042)
Total stockholders’ equity	6,767,176	5,217,529
Total liabilities and stockholders’ equity	$16,047,393	$15,964,426

See accompanying notes to unaudited condensed consolidated financial statements.

TEL-INSTRUMENT ELECTRONICS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020

Net sales	$3,171,532	$2,672,742	$10,914,787	$8,948,575
Cost of sales	1,763,739	1,661,653	5,824,341	5,066,052

Gross margin	1,407,793	1,011,089	5,090,446	3,882,523

Operating expenses:
Selling, general and administrative	523,966	740,696	1,674,618	1,866,756
Litigation expenses	17,145	1,998	21,545	10,208
Engineering, research, and development	574,118	492,432	1,950,545	1,678,940
Total operating expenses	1,115,229	1,235,126	3,646,708	3,555,904

Income (loss) from operations	292,564	(224,037)	1,443,738	326,619

Other (expense) income:
Interest income	996	1,591	2,977	6,316
Other income	-	758	35,854	14,612
Gain on forgiveness of PPP loan	-	722,577	722,577	722,577
Interest expense – judgement	(52,490)	(52,490)	(156,901)	(180,124)
Interest expense	-	(8,030)	-	(27,190)
Total other net (expense) income	(51,494)	664,406	604,507	536,191

Income before income taxes	241,070	440,369	2,048,245	862,810

Income tax (benefit) expense	46,448	(59,264)	278,446	29,449

Net income	194,622	499,633	1,769,799	833,361

Preferred dividends	(80,000)	(80,000)	(240,000)	(240,000)

Net income attributable to common shareholders	$114,622	$419,633	$1,529,799	$593,361

Basic income per common share	$0.04	$0.13	$0.47	$0.18
Diluted income per common share	$0.04	$0.10	$0.35	$0.16

Weighted average shares outstanding:
Basic	3,255,887	3,255,887	3,255,887	3,255,887
Diluted	5,095,665	5,095,665	5,095,665	5,065,665

See accompanying notes to unaudited condensed consolidated financial statements.

TEL-INSTRUMENT ELECTRONICS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Three Months Ended December 31, 2021 and 2020

(Unaudited)

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock
	# of Shares Issued	Amount	# of Shares Issued	Amount	# of Shares Issued	Amount	Additional Paid-In Capital	Accumulated Deficit	Total
Balances at October 1, 2021	500,000	$3,695,998	166,667	$1,147,367	3,255,887	$325,586	$7,170,954	$(5,694,865)	$6,645,040
8% Dividends on Preferred Stock	-	60,000	-	20,000	-	-	(80,000)	-	-
Dividend Payments	-	(60,000)	-	(20,000)	-	-	-	-	(80,000)
Stock-based compensation	-	-	-	-	-	-	7,514	-	7,514
Net income	-	-	-	-	-	-	-	194,622	194,622
Balances at December 31, 2021	500,000	$3,695,998	166,667	$1,147,367	3,255,887	$325,586	$7,098,468	$(5,500,243)	$6,767,176

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock
	# of Shares Issued	Amount	# of Shares Issued	Amount	# of Shares Issued	Amount	Additional Paid-In Capital	Accumulated Deficit	Total
Balances at October 1, 2020	500,000	$3,635,998	166,667	$1,127,367	3,255,887	$325,586	$7,467,176	$(7,536,371)	$5,019,756
8% Dividends on Preferred Stock	-	60,000	-	20,000	-	-	(80,000)	-	-
Stock-based compensation	-	-	-	-	-	-	5,277	-	5,277
Net income	-	-	-	-	-	-	-	499,633	499,633
Balances at December 31, 2020	500,000	$3,695,998	166,667	$1,147,367	3,255,887	$325,586	$7,392,453	$(7,036,738)	$5,524,666

See accompanying notes to unaudited condensed consolidated financial statements.

TEL-INSTRUMENT ELECTRONICS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Nine Months Ended December 31, 2021 and 2020

(Unaudited)

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock
	# of Shares Issued	Amount	# of Shares Issued	Amount	# of Shares Issued	Amount	Additional Paid-In Capital	Accumulated Deficit	Total
Balances at April 1, 2021	500,000	$3,695,998	166,667	$1,147,367	3,255,887	$325,586	$7,318,620	$(7,270,042)	$5,217,529
8% Dividends on Preferred Stock	-	180,000	-	60,000	-	-	(240,000)	-	-
Dividend Payments	-	(180,000)	-	(60,000)	-	-	-	-	(240,000)
Stock-based compensation	-	-	-	-	-	-	19,848	-	19,848
Net income	-	-	-	-	-	-	-	1,769,799	1,769,799
Balances at December 31, 2021	500,000	$3,695,998	166,667	$1,147,367	3,255,887	$325,586	$7,098,468	$(5,500,243)	$6,767,176

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock
	# of Shares Issued	Amount	# of Shares Issued	Amount	# of Shares Issued	Amount	Additional Paid-In Capital	Accumulated Deficit	Total
Balances at April 1, 2020	500,000	$3,515,998	166,667	$1,087,367	3,255,887	$325,586	$7,616,624	$(7,870,099)	$4,675,476
8% Dividends on Preferred Stock	-	180,000	-	60,000	-	-	(240,000)	-	-
Stock-based compensation	-	-	-	-	-	-	15,829	-	15,829
Net income	-	-	-	-	-	-	-	833,361	833,361
Balances at December 31, 2020	500,000	$3,695,998	166,667	$1,147,367	3,255,887	$325,586	$7,392,453	$(7,036,738)	$5,524,666

See accompanying notes to unaudited condensed consolidated financial statements.

TEL-INSTRUMENT ELECTRONICS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	December 31, 2021	December 31, 2020
Cash flows from operating activities:
Net income	$1,769,799	$833,361
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Deferred income taxes	278,447	63,883
Depreciation and amortization	78,225	92,820
Amortization of right of use assets	154,462	159,833
Provision for inventory obsolescence	25,000	25,000
Forgiveness of PPP Loan	(722,577)	(722,577)
Non-cash stock-based compensation	19,848	15,829
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	547,937	(469,478)
Decrease in inventories	664,714	136,815
Decrease (increase) in prepaid expenses & other assets	(23,440)	148,743
Decrease in accounts payable and other accrued liabilities	(613,440)	(353,905)
Decrease in accrued payroll, vacation pay and payroll taxes	(81,159)	(54,983)
Decrease in deferred revenues	(51,944)	(54,978)
Decrease in operating lease liabilities	(154,461)	(159,833)
Increase in accrued legal damages	156,901	180,124
Net cash provided by (used in) operating activities	2,048,312	(159,346)

Cash flows from investing activities:
Purchases of equipment	(4,777)	(65,140)
Net cash used in investing activities	(4,777)	(65,140)

Cash flows from financing activities:
Proceeds from SBA PPP Loan	-	722,577
Payment of dividends	(240,000)	-
Repayment of line of credit	-	(680,000)
Repayment of finance lease obligations	-	(49)
Net cash (used in) provided by financing activities	(240,000)	42,528

Net increase (decrease) in cash and restricted cash	1,803,535	(181,958)
Cash and restricted cash at beginning of period	5,496,325	5,134,739
Cash and restricted cash at end of period	$7,299,860	$4,952,781

End of period
Cash	$5,288,810	$2,941,731
Restricted cash	2,011,050	2,011,050
	$7,299,860	$4,952,781
Beginning of period
Cash	$3,485,275	$3,126,195
Restricted cash	2,011,050	2,008,544
	$5,496,325	$5,134,739
Supplemental cash flow information:
Taxes paid	$-	-
Interest paid	$-	$19,497

Supplemental disclosure of non-cash financing activities:

a)

The Company’s first PPP loan was forgiven by the SBA during December 2020 in the amount of $722,577.

The Company’s second PPP loan was forgiven by the SBA during September 2021 in the amount of $722,577.

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

Liquidity

On December 31, 2021, the Company had positive working capital of $4,323,243 as compared to working capital of $3,159,731 on March 31, 2021. This included approximately $7.3 million of cash including the $2 million restricted cash supporting the appeal bond. The Company has recorded total damages of $6,045,924 including accrued interest, as a result of the jury verdict associated with the Aeroflex litigation.

With a $3.3 million backlog on December 31, 2021, the Company expects that in fiscal year 2022, revenue and profitability will continue to improve.

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

Based on the foregoing, we believe that our expected cash flows from operations and current cash balances will be sufficient to operate in the normal course of business for next 12 months from the issuance date of these unaudited condensed consolidated financial statements, including any payments for settlement of the Aeroflex litigation.

The Bank of America line of credit has been renewed for $690,000 and will expire on July 30, 2022. As of December 31, 2021, the line of credit draw remained at zero.

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

On September 9, 2021, President Biden announced Executive Order 14042 (“Executive Order”) and related initiatives designed to lead the country out of the COVID-19 pandemic. The Executive Order includes policies that will require employees of contractors that do business with the federal government to be vaccinated. On September 24, 2021, The Safer Federal Workforce Task Force released COVID-19 vaccine guidance for Federal contractors and subcontractors. According to this guidance, covered employees must be fully vaccinated by December 8, 2021, or at the latest, by the first day of performance on a covered contract, absent the need for a disability or religious accommodation. In addition, covered contractors must follow the CDC’s mask and physical distance requirements for covered contractor employees and visitors. The Executive Order and the guidance apply to any prime contractor or subcontractor that is a party to a “contract or contract-like instrument” that includes a clause incorporating the requirements of the Executive Order. The new clause was applied on October 15, 2021, to only new federal contracts, solicitations, contract extensions and renewals.

On December 7, 2021, the federal court in Georgia issued a preliminary injunction temporarily halting the enforcement of EO 14042 (Ensuring Adequate COVID Safety Protocols for Federal Contractors) for all covered contracts nation-wide. New guidance from OMB also followed suit giving federal agencies input on how to go about non-enforcement provisions until legal challenges have been resolved. The updated guidance will remain applicable despite any change to new or existing court decisions. The new guidance does not impact the Safer Federal Workforce Taskforce Guidance. The vast majority of TIC employees are fully vaccinated, and TIC is preparing for full compliance of the Executive Order should it apply.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of Tel-Instrument Electronics Corp. as of December 31, 2021, the results of operations change in stockholders’ equity for the three and nine months ended December 31, 2021, and December 31, 2020, and statements of cash flow for the nine months ended December 31, 2021, and December 31, 2020. These results are not necessarily indicative of the results to be expected for the full year. The unaudited condensed consolidated financial statements have been prepared in accordance with the requirements of Form 10-Q and consequently do not include disclosures normally made in an Annual Report on Form 10-K. The March 31, 2021, balance sheet included herein was derived from the audited financial statements included in the Company’s Annual Report on Form 10-K as of that date. Accordingly, the unaudited condensed consolidated financial statements included herein should be reviewed in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2021, as filed with the United States Securities and Exchange Commission (the “SEC”) on June 29, 2021 (the “Annual Report”).

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

When determining the transaction price of a contract, an adjustment is made if payment from the customer occurs either significantly before or significantly after performance, resulting in a significant financing component. Applying the practical expedient in paragraph 606-10-32-18, the Company does not assess whether a significant financing component exists if the period between when the Company performs its obligations under the contract and when the customer pays is one year or less. None of the Company’s contracts contained a significant financing component as of December 31, 2021.

Replacement Parts

The Company offers replacement parts for test equipment, ramp testers, and bench testers. Similar to the sale of test units, the control of the product transfers at a point of time and therefore, revenue is recognized at the point in time when the obligation to the customer has been fulfilled.

Extended Warranties

The extended warranties sold by the Company provide a level of assurance beyond the coverage for defects that existed at the time of a sale or against certain types of covered damage with coverage terms ranging from 5 to 7 years. Amounts received for warranties are recorded as deferred revenue and recognized as revenue ratably over the respective term of the agreements. As of December 31, 2021, $402,549 is expected to be recognized from remaining performance obligations for extended warranties as compared to $408,219 at March 31, 2021. For the three and nine months ended December 31, 2021, the Company recognized revenue of $20,267 and $52,249, respectively from amounts that were included in Deferred Revenue as compared to $22,140 and $66,420, respectively from amounts that were included in Deferred Revenue for the three months and nine months ended December 31, 2020.

The following table provides a summary of the changes in deferred revenues for the nine months ended December 31, 2021:

Deferred revenues at April 1, 2021	$408,219
Additional extended warranties	46,579
Revenue recognized for the nine months ended December 31, 2021	(52,249)
Deferred revenues at December 31, 2021	$402,549

TEL-INSTRUMENT ELECTRONICS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2 – Summary of Significant Accounting Policies (continued)

Other Deferred Revenues

The Company sometimes receives payments in advance of shipment. These amounts are classified as other deferred revenues. For the periods ended December 31, 2021, and March 31, 2021, the Company has other deferred revenues of $28,644 and $74,920, respectively.

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

Disaggregation of revenue

In the following tables, revenue is disaggregated by revenue category.

	For the Three Months Ended December 31, 2021
	Commercial	Government
Sales Distribution
Test Units	$91,688	$2,533,296
	$91,688	$2,533,296

The remainder of our revenues for the three months ended December 31, 2021, are derived from repairs and calibration of $469,095,

replacement parts of $37,186, extended warranties of $20,267 and other revenues of $20,000. We do not disaggregate these revenue streams as they are not deemed an important element related to how management operates the business between segments.

	For the Three Months Ended December 31, 2020
	Commercial	Government
Sales Distribution
Test Units	$104,346	$2,212,507
	$104,346	$2,212,507

TEL-INSTRUMENT ELECTRONICS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2 – Summary of Significant Accounting Policies (continued)

The remainder of our revenues for the three months ended December 31, 2020, are derived from repairs and calibration of $273,388, replacement parts of $59,026, extended warranties of $22,140 and other revenues of $1,335. We do not disaggregate these revenue streams as they are not deemed an important element related to how management operates the business between segments.

	For the Nine Months Ended December 31, 2021
	Commercial	Government
Sales Distribution
Test Units	$269,652	$9,012,562
	$269,652	$9,012,562

The remainder of our revenues for the nine months ended December 31, 2021, are derived from repairs and calibration of $1,389,894, replacement parts of $170,430, extended warranties of $52,249 and other revenues of $20,000. We do not disaggregate these revenue streams as they are not deemed an important element related to how management operates the business between segments.

	For the Nine Months Ended December 31, 2020
	Commercial	Government
Sales Distribution
Test Units	$280,743	$7,697,701
	$280,743	$7,697,701

The remainder of our revenues for the nine months ended December 31, 2020, are derived from repairs and calibration of $762,828, replacement parts of $82,796, extended warranties of $66,420 and other revenues of $58,087. We do not disaggregate these revenue streams as they are not deemed an important element related to how management operates the business between segments.

In the following table, revenue is disaggregated by geography.

	For the Three Months Ended December 31, 2021	For the Three Months Ended December 31, 2020
Geography
United States	$1,974,538	$1,304,664
International	1,196,994	1,368,078
Total	$3,171,532	$2,672,742

	For the Nine Months Ended December 31, 2021	For the Nine Months Ended December 31, 2020
Geography
United States	$6,885,551	$3,842,263
International	4,029,236	5,106,312
Total	$10,914,787	$8,948,575

TEL-INSTRUMENT ELECTRONICS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2 – Summary of Significant Accounting Policies (continued)

For the three months ended December 31, 2021, three customers accounted for sales of $673,758 (Muirhead Avionics), $583,680 (DFAS) and $328,230 (H2L Tech) or 21%, 18% and 10% respectively. For the nine months ended December 31, 2021, four customers accounted for sales of $3,008,911 (DFAS), $1,585,620 (Muirhead Avionics), $1,368,964 (H2L Tech) and $1,244,380 (Lockheed Martin) or 28%, 15%, 13% and 11% respectively.

For the three and nine months ended December 31, 2020, Muirhead Avionics, the Company’s distributor for Western Europe accounted for sales of $681,293 and $3,234,035 or 25% and 36% respectively. One government customer (Lockheed Martin) represented 17% of sales for the three months ended December 31, 2020.

The Company, in addition to inside sales efforts, utilizes independent brokers to sell its products to customers. A related party independent broker has earned approximately $13,000 and $94,000 in commissions for the three and nine months ended December 31, 2021. The same related party independent broker has earned $27,000 for the nine months ended December 31, 2021, for monthly sales and marketing consulting services, earned $3,000 per month.

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

Note 3 – Accounts Receivable, net

The following table sets forth the components of accounts receivable:

	December 31, 2021	March 31, 2021
Government	$1,164,424	$1,700,907
Commercial	228,460	239,914
Less: Allowance for doubtful accounts	(7,500)	(7,500)
	$1,385,384	$1,933,321

Note 4 – Restricted Cash to Support Appeal Bond

In January 2018, the Company transferred $2,000,000 to a restricted cash account to secure a letter of credit which was used for collateral for the appeal bond (See Note 12).

Note 5 – Inventories, net

Inventories consist of:

	December 31, 2021	March 31, 2021

Purchased parts	$2,437,294	$2,912,599
Work-in-process	910,981	1,020,402
Finished goods	-	79,988
Less: Inventory reserve	(600,000)	(575,000)
	$2,748,275	$3,437,989

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

	Three Months Ended	Three Months Ended
	December 31, 2021	December 31, 2020
Basic net income per share computation:
Net income	$194,622	$499,633
Less: Preferred dividends	(80,000)	(80,000)
Net income attributable to common shareholders	114,622	419,633
Weighted-average common shares outstanding	3,255,887	3,255,887
Basic net income per share	$0.04	$0.13
Diluted net income per share computation
Net income attributable to common shareholders	$114,622	$419,633
Add: Preferred dividends	80,000	80,000
Diluted income attributable to common shareholders	$194,622	$499,633
Weighted-average common shares outstanding	3,255,887	3,255,887
Incremental shares attributable to the assumed conversion of preferred stock	1,839,778	1,839,778
Total adjusted weighted-average shares	5,095,665	5,095,665
Diluted net income per share	$0.04	$0.10

	Nine Months Ended	Nine Months Ended
	December 31, 2021	December 31, 2020
Basic net income per share computation:
Net income	$1,769,799	$833,361
Less: Preferred dividends	(240,000)	(240,000)
Net income attributable to common shareholders	1,529,799	593,361
Weighted-average common shares outstanding	3,255,887	3,255,887
Basic net income per share	$0.47	$0.18
Diluted net income per share computation
Net income attributable to common shareholders	$1,529,799	$593,361
Add: Preferred dividends	240,000	240,000
Diluted income attributable to common shareholders	$1,769,799	$833,361
Weighted-average common shares outstanding	3,255,887	3,255,887
Incremental shares attributable to the assumed conversion of preferred stock	1,839,778	1,809,778
Total adjusted weighted-average shares	5,095,665	5,065,665
Diluted net income per share	$0.35	$0.16

TEL-INSTRUMENT ELECTRONICS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 6 – Net Income per Share (continued)

The following table summarizes securities that, if exercised, would have an anti-dilutive effect on earnings per share for the three months ended:

	December 31, 2021	December 31, 2020
Stock options	121,500	83,500
	121,500	83,500

The following table summarizes securities that, if exercised, would have an anti-dilutive effect on earnings per share for the nine months ended:

	December 31, 2021	December 31, 2020
Stock options	121,500	83,500
	121,500	83,500

Note 7 – Line of Credit

In August 2021, Bank of America renewed the line of credit with a maturity of July 30, 2022. The agreement includes a line of credit up to $690,000. Monthly payments are interest only. The line is collateralized by substantially all of the assets of the Company.

As of December 31, 2021, the Line of Credit draw has remained at zero balance.

Note 8 – SBA PPP Loan

On January 6, 2021, updated PPP guidance outlining program changes to enhance its effectiveness and accessibility was released on in accordance with the Economic Aid to Hard-Hit Small Businesses, Non-Profits, and Venues Act. This was available to companies that recorded greater than a 25% sales reduction in any quarter compared to the prior year. The Company qualified for this second round of funding and on March 15, 2021, the Company secured a Second Draw PPP loan in the amount of $722,577. On September 17, 2021, TIC qualified for full loan forgiveness of the second round of funding which was recognized as other income.

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

TEL-INSTRUMENT ELECTRONICS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 9 – Segment Information (continued)

The tables below present information about reportable segments within the avionics business for the three and nine months ending December 31, 2021, and 2020:

Three Months Ended December 31, 2021	Avionics Government	Avionics Commercial	Avionics Total	Corporate Items	Total
Net sales	$2,552,546	$618,986	$3,171,532	$-	$3,171,532
Cost of sales	1,366,699	397,040	1,763,739	-	1,763,739
Gross margin	1,185,847	221,946	1,407,793	-	1,407,793

Engineering, research, and development			574,118	-	574,118
Selling, general and administrative			187,132	336,834	523,966
Litigation costs			-	17,145	17,145
Interest income			-	(996)	(996)
Interest expense – judgment			-	52,490	52,490
Total expenses			761,250	405,473	1,166,723
Income (loss) before income taxes			$646,543	$(405,473)	$241,070

Three Months Ended December 31, 2020	Avionics Government	Avionics Commercial	Avionics Total	Corporate Items	Total
Net sales	$2,212,507	$460,235	$2,672,742	$-	$2,672,742
Cost of sales	1,247,606	414,047	1,661,653	-	1,661,653
Gross margin	964,901	46,188	1,011,089	-	1,011,089

Engineering, research, and development			492,432	-	492,432
Selling, general and administrative			215,952	524,744	740,696
Litigation costs			-	1,998	1,998
Interest income			-	(1,591)	(1,591)
Other income			-	(758)	(758)
Forgiveness of PPP loan			-	(722,577)	(722,577)
Interest expense - judgment			-	52,490	52,490
Interest expense			-	8,030	8,030
Total expenses (income)			708,384	(137,664)	570,720
Income before income taxes			$302,705	$137,664	$440,369

Nine Months Ended December 31, 2021	Avionics Government	Avionics Commercial	Avionics Total	Corporate Items	Total
Net sales	$9,031,812	$1,882,975	$10,914,787	$-	$10,914,787
Cost of sales	4,627,834	1,196,507	5,824,341	-	5,824,341
Gross margin	4,403,978	686,468	5,090,446	-	5,090,446

Engineering, research, and development			1,950,545	-	1,950,545
Selling, general and administrative			589,076	1,085,542	1,674,618
Litigation costs			-	21,545	21,545
Interest income			-	(2,977)	(2,977)
Other income			-	(35,854)	(35,854)
Interest expense – judgment			-	156,901	156,901
Forgiveness of PPP Loan			-	(722,577)	(722,577)
Total expenses			2,539,621	502,580	3,042,201
Income (loss) before income taxes			$2,550,825	$(502,580)	$2,048,245

TEL-INSTRUMENT ELECTRONICS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 9 – Segment Information (continued)

Nine Months Ended December 30, 2020	Avionics Government	Avionics Commercial	Avionics Total	Corporate Items	Total
Net sales	$7,751,936	$1,196,639	$8,948,575	$-	$8,948,575
Cost of sales	4,145,959	920,093	5,066,052	-	5,066,052
Gross margin	3,605,977	276,546	3,882,523	-	3,882,523

Engineering, research, and development			1,678,940	-	1,678,940
Selling, general and administrative			627,944	1,238,812	1,866,756
Litigation costs			-	10,208	10,208
Interest income			-	(6,316)	(6,316)
Forgiveness of PPP loan			-	(722,577)	(722,577)
Other income			-	(14,612)	(14,612)
Interest expense – judgment			-	180,124	180,124
Interest expense			-	27,190	27,190
Total expenses			2,306,884	712,829	3,019,713
Income (loss) before income taxes			$1,575,639	$(712,829)	$862,810

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

The tax effect of temporary differences, primarily net operating loss carryforwards, asset reserves and accrued liabilities, gave rise to the Company’s deferred tax asset. Deferred income taxes are recognized for the tax consequence of such temporary differences at the enacted tax rate expected to be in effect when the differences reverse. The Company had approximately $2.4 million in deferred tax assets at December 31, 2021. The Company recognizes the impact of an uncertain income tax position taken on its income tax return at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority.

The differences between income taxes expected at the U.S. federal statutory income tax rate of 21 percent and the reported income tax expense are due to the recognition of non-taxable PPP funds of $722,577 as other income during the nine months ended December 31, 2021. Taxable income was $241,070 and $2,048,245 for the three and nine months ended December 31, 2021, resulting in income tax expense of $46,448 and $278,446 for the three and nine months ended December 30, 2021, respectively.

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

Note 11 – Operating Lease Liability

The Company leases its facility in East Rutherford, NJ with monthly payments of $18,467 which expired in August 2021 and the renewed monthly payments are $21,237 for an additional four years. Thereafter, monthly payments are $23,083 for the balance of the 8 year renewal lease agreement expiring August 2029.

The Company's leases generally do not provide an implicit rate, and therefore the Company uses its incremental borrowing rate as the discount rate when measuring operating lease liabilities. The incremental borrowing rate represents an estimate of the interest rate the Company would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of a lease. The Company estimated its incremental borrowing rate based on its credit quality, line of credit agreement and by comparing interest rates available in the market for similar borrowings. The Company used a discount rate of 3.90% at December 31, 2021.

TEL-INSTRUMENT ELECTRONICS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 11 – Operating Lease Liability (continued)

The following table reconciles the undiscounted future minimum lease payments (displayed by year and in the aggregate) under non-cancelable operating leases with terms of more than one year to the total lease liabilities recognized on the unaudited condensed consolidated balance sheet as of December 31, 2021:

Remaining payments 2022	$63,710
2023	254,840
2024	254,840
2025	254,840
2026	267,767
Thereafter	946,417
Total undiscounted future minimum lease payments	2,042,414
Less: Difference between undiscounted lease payments and discounted lease liabilities	(274,071)
Present value of net minimum lease payments	1,768,343
Less current portion	(192,487)
Operating lease liabilities – long-term	$1,575,856

Total rent expense for the three and nine months ended December 31, 2021, was $100,967 and $288,117, respectively, as compared to $90,920 and $272,725 for the three and nine months ended December 31, 2020, respectively.

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

For the year starting July 1, 2020, the interest rate was 4.25% and cumulative interest as of fiscal year ended June 30, 2021, was $1,040,943. For the year starting July 1, 2021, the interest rate will be 4.25%. Interest on the $4.9 million judgment started to accrue on November 22, 2017, the date the judgment was entered. As of December 31, 2021, the outstanding amount of the judgement and accrued interest is $6,045,924.

The Company filed post-trial motions to avoid damage duplication and inconsistency, and to secure judgment as a matter of law or a new trial. The trial court denied those motions. The Company appealed the verdict in 2019 and the post-trial rulings to the Court of Appeals of the State of Kansas, Case No. 18-119,563. The Company posted a $2 million supersedeas bond. The Plaintiff filed a cross-appeal. The appeal and cross-appeal are fully briefed. The appellate court has not set a date to hear the appeal.

The Company is optimistic about the prospects of its appeal for a judgment as a matter of law. The appeal decision has been delayed due to the COVID-19 related shutdown of the Kansas court system and the inability of court staff to work remotely on confidentiality issues. During August 2021, in an effort to move the appeal forward, all parties agreed to supply the appeal information to the court on a dedicated and secured laptop that would be used by the research attorney remotely. The Company has the ability to settle this case at its sole discretion by withdrawing the appeal and paying the judgment plus interest amount. The Company currently has sufficient cash on hand to pay off this liability if the appeal is lost. On January 28, 2022, Aeroflex filed a Motion to Require Supplemental Appeal Bond with the Court of Appeals of the State of Kansas, seeking a bond from the Company in the amount of $6 million to supplement the existing bond of $2 million. The Company has filed a response and we are confident that this motion will be denied.

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

TEL-INSTRUMENT ELECTRONICS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 13 – Stock Options

The Board of Directors (the “Board”) adopted on January 18, 2017, and ratified by the shareholders at the Annual Meeting on January 18, 2017, the Company’s 2016 Stock Option Plan (the “Plan”). The Plan provides for the granting of incentive stock options, by a committee to be appointed by the Board (both the Board and the Committee are referred to herein as the “Committee”) to directors, officers, and employees (excluding directors and officers who are not employees) to purchase shares of the Common Stock of the Company, par value $0.10 per share (the “Stock”), in accordance with the terms and provisions. The 2016 Plan reserves for issuance, options to purchase up to 250,000 shares of its common stock. Options granted under the plan are exercisable up to a period of five years from the date of grant at an exercise price which is not less than the fair market value of the common stock at the date of grant, except to a shareholder owning 10% or more of the outstanding common stock of the Company, as to which the exercise price must be not less than 110% of the fair market value of the common stock at the date of grant. Options are exercisable on a cumulative basis, 20% at or after each of the first, second, and third anniversary of the grant and 40% after the fourth year anniversary. During fiscal year 2022, the Company granted 23,000 stock options at a price of $2.94 per share, the fair market value on the grant date.

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

	Dividend	Risk-free
	Yield	Interest rate	Volatility	Life
2022	0.0%	0.78%	82.69%	5 years

A summary of the status of the Company’s stock option plans for the fiscal year ended March 31, 2021, and year to date December 31, 2021, and changes during the year are presented below (in number of options):

	Number of Options	Average Exercise Price	Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding options at April 1, 2021	98,500	$3.19	3.3 years	$30,835
Options granted	23,000	$2.94
Options exercised	-	$-
Options canceled/forfeited	-	$-

Outstanding options at December 31, 2021	121,500	$3.14	2.9 years	$8,090
Vested Options:
December 31, 2021:	37,900	$3.21	2.1 years	$304
March 31, 2021:	19,700	$3.22	2.8 years	$5,567

Remaining options available for grant were 128,500 and 151,500 as of December 31, 2021, and March 31, 2021, respectively.

For the year ended March 31, 2021, and year to date December 2021, the unamortized compensation expense for stock options was $60,013 and $55,505 respectively. Unamortized compensation expense is expected to be recognized over a weighted-average period of approximately 2.7 year.

For the three and nine months ended December 31, 2021, the Company recorded stock compensation costs of $7,514 and $19,848, respectively, as compared to $5,277 and $15,829 for the three and nine months ended December 31, 2020.

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

Overview

The Company reported net income of $194,622 and $1,769,799 and net sales of $3,171,532 and $10,914,787 for the three and nine months ended December 31, 2021. This compared to net income of $499,633 and $833,361 and net sales of $2,672,742 and $8,948,575 for the same three and nine month period in the prior fiscal year, respectively. Net income for the current nine months and for the prior three and nine months included separate $722,577 gains on forgiveness of PPP loans. Excluding the $722,577 gain on PPP forgiveness, net income (loss) for the three and nine months ended December 31, 2021, was $194,622 and $1,047,222, the three and nine months ended December 31, 2020, was ($222,944) and $110,784, respectively.

Profitability for the three and nine months ended December 31, 2021, versus the same three and nine months ended December 31, 2020, was positively impacted by an increase in sales of $498,790 (19%) and $1,966,212 (22%), respectively. Additionally, gross margin percentages increased 7% for the current versus prior three months and 3% for the current versus prior nine months, respectively. Backlog orders on December 31, 2021, were $3.3 million versus $5.7 million on December 31, 2020.

The Company continues to pursue opportunities in the domestic and international market for our Mode 5 test sets with good results. We continue to receive volume orders from South Korea, Australia, Canada, the U.K., and Germany for our Mode 5 test sets. We also are receiving volume orders from the U.S. Government and Lockheed Martin for our AN/USM-708 and 719 (“CRAFT”) Mode 5 test sets. Our expectation is that we will continue to improve both our revenues and gross margins, but the timing of these new orders is largely out of our hands.. After a sharp drop in FY 2021, the Company is also seeing the beginning of a rebound in commercial test set business. TIC is also working on the next generation of Mode 5 called Mode 5 Level 2B. This could potentially lead to substantial software upgrades in the future for our domestic and international Mode 5 customers. The Navy is systematically moving forward on a mid-life update of our CRAFT product line which could entail funded engineering starting next fiscal year. This is an important product for the Company, which should result in significant revenues over the next three to seven years.

Overview (continued)

TIC is also exploring new avenues to broaden its product portfolio including designing a high frequency test set for the Lockheed Martin F-35. This contract takes advantage of our expertise in RF technology. This is a completely new market for TIC as it involves high frequency communication signals. This contract includes non-recurring engineering funding and expected annual production revenues in the $600,000 range. This program had been subject to a January 2021 stop-work-order which was lifted in November 2021. TIC is making solid progress on this program and completed the Critical Design Review (“CDR”) in December 2021. TIC has working test set prototypes and expects the development contract to be completed in mid-2022 calendar year. TIC will continue to explore funded engineering programs of this nature as this is high margin business that helps diversify and expand our product portfolio.

The main focus area for the Company is moving into the secure communications testing. The key for long-term sustained growth will be to supplement our strong position in military Mode 5 transponder testing with dominant product offerings in the much larger commercial and military communications and navigation test set market. TIC has spent several years and millions of dollars in developing our ground-breaking SDR/OMNI product which is meant to address both the commercial market for transponder and navigation test sets as well as competing in the military secure comm test set market. The SDR/OMNI supports a wide frequency range to accommodate new commercial and military waveforms in an industry leading 4-pound package. This is approximately half the weight of competitive test sets. It is also the only new multi-purpose test set which meets the Class 1 military environmental specifications. It utilizes the latest touch screen technology and has the capability to replace all TIC commercial test sets and military flight-line test sets with one handheld product. The engineering design on this test set has largely been completed and we are currently in the process of demonstrating this product to customers and performing product verification. The Company will start taking customer orders next month with production deliveries commencing this summer. There are several companies competing in this market space, but we believe that our SDR/OMNI design will be extremely competitive, particularly for military applications.

The Aeroflex litigation did not result in a favorable outcome for the Company, despite our belief that we committed no wrongdoing. The jury found no misappropriation of Aeroflex trade secrets, but it did rule that the Company tortiously interfered with a prospective business opportunity and awarded damages. The jury also ruled that Tel tortiously interfered with Aeroflex’s non-disclosure agreements with two former Aeroflex employees. The jury also found that the former Aeroflex employees breached their non-disclosure agreements with Aeroflex. The Court conducted further hearings on the Company’s post-trial motions which sought to reduce the damages award of $2.8 million, as well as the punitive damages claim. The Court denied the Company’s motions and awarded Aeroflex an additional $2.1 million of punitive damages. The Company has filed motions in January 2018 for the Court to reconsider the number of damages on the grounds that they are duplicative and not legally supportable. The Court heard these motions, and such motions were denied. The Company filed for an appeal during 2019. The Company has posted a $2 million bond for the appeal. This $2 million bond amount will remain in place during the appeal process. The appeal process has effectively been in limbo for several years due to the Kansas Supreme Court moving to remote work. The case documents are sealed, and the court has not responded to our repeated scheduling update requests. We believe we have strong appeal grounds, and the plan is to wait for the eventual decision despite the negative impact of the interest accruals on our financial results. The best case scenario is that the award is vacated while the worst-case scenario would be a dismissal which would require TIC to pay the judgement amount plus accrued interest.

Results of Operations

Sales

Net sales were $3,171,532 and $10,914,787 for the three and nine months ended December 31, 2021, as compared to $2,672,742 and $8,948,575 for the same three and nine month period in the prior fiscal year, respectively. The increase in sales of $498,790 (19%) and $1,966,212 (22%), respectively was due primarily to resurgence of repair order revenue increasing 64% and 73% respectively, and due to the reopening of governmental facilities resulting in a 15% and 17% increase in government sales.

Gross Margin

For the three and nine months ended December 31, 2021, total gross margin increased $396,704 (39%) and $1,207,923 (31%) to $1,407,793 and $5,090,446 as compared to $1,011,089 and $3,882,523 for the three and nine months ended December 31, 2020, primarily as a result of the increase in volume, price adjustments, highly profitable training products and restart of the Lockheed Martin contract. The gross margin percentage for the three months ended December 31, 2021, was 44.4% as compared to 37.8% for the three months ended December 30, 2020. The gross margin percentage for the nine months ended December 30, 2021, was 46.6% as compared to 43.4% for the nine months ended December 31, 2020.

Operating Expenses

Selling, general and administrative expenses decreased $216,728 (29%) to $523,966 and $192,138 (10%) to $1,674,618 for the three and nine months ended December 31, 2021, as compared to $740,696 and $1,866,756, respectively for the three and nine months ended December 31, 2020. The three months decrease of $216,729 and nine months decrease of $192,138 for the three and nine months ended December 31, 2021, as compared to prior year is a result of lower sales commissions, and lower legal and consulting fees with an offset of increased profit sharing accruals.

Aeroflex litigation costs increased by $15,147 to $17,145 for the three months ended December 31, 2021, as compared to $1,998 for the three months ended December 31, 2020. Litigation costs increased $11,337 to $21,545 for the nine months ended December 31, 2021, as compared to $10,208 for the nine months ended December 31, 2020. Other legal costs declined $300K from the year-ago period which included costs related to a government bid protest. With respect to the Aeroflex litigation, the Company has appealed the $4.9 million judgement and has set aside $2 million in cash to support an appeal bond. The Company is optimistic about the prospects of its appeal for a judgment as a matter of law. The appeal decision has been delayed due to the COVID-19 related shutdown of the Kansas court system and the inability of court staff to work remotely on confidentiality issues. During August 2021, in an effort to move the appeal forward, all parties agreed to supply the appeal information to the court on a dedicated and secured laptop that would be used by the research attorney remotely. The Company has the ability to settle this case at its sole discretion by withdrawing the appeal and paying the judgment plus interest amount. The Company currently has sufficient cash on hand to pay off this liability if the appeal is lost. On January 28, 2022, Aeroflex filed a Motion to Require Supplemental Appeal Bond with the Court of Appeals of the State of Kansas, seeking a bond from the Company in the amount of $6 million to supplement the existing bond of $2 million. The Companyhas filed a response and we are confident that this motion will be denied.

Engineering, research, and development expenses increased $81,686 (17%) to $574,118 and $271,605(16%) to $1,950,545 for the three and nine months ended December 31, 2021, as compared to $492,432 and $1,678,940 for the three and nine months ended December 31, 2020, respectively. Total engineering expense has increased as a result of our increased engineering activities primarily with the SDR-OMNI hand-held product line final development plans to begin production early 2022 and slightly offset by the restart of the Lockheed Martin MADL program which reduced engineering costs in the current quarter by $57,980.

Income (loss) from Operations

As a result of the above, the Company recorded income from operations of $292,564 and $1,443,738 for the three and nine months ended December 31, 2021, as compared to income (loss) from operations of ($224,037) and $326,619 for the three and nine months ended December 31, 2020.

Other income (expense)

For the three and nine months ended December 31, 2021, total other net (expense) income was ($51,494) and $604,507 as compared to other net income of $664,406 and $536,191 for the three and nine months ended December 31, 2020, primarily the result of the Second Draw PPP loan in the amount of $722,577 being fully forgiven during September 2021 and the First Draw PPP loan in the amount of $722,577 being fully forgiven during December 2020.

Income before Income Taxes

The Company recorded income before taxes of $241,070 and $2,048,245 for the three and nine months ended December 31, 2021, as compared to income before taxes of $440,369 and $862,810 for the three and nine months ended December 31, 2020.

Income Taxes (benefit)

For the three and nine months ended December 31, 2021, the Company recorded income tax expense of $46,448 and $278,446, as a result of the Company’s taxable income for the respective quarters, as compared to ($59,264) and $29,449 for the three and nine months ended December 31, 2020. The differences between income taxes expected at the U.S. federal statutory income tax rate of 21 percent and the reported income tax expense are due to the recognition of non-taxable PPP funds of $722,577 as other income during the nine months ended December 30, 2021. Taxable income was $241,069 and $2,048,245for the three and nine months ended December 31, 2021. The forgiven PPP loan is non-taxable.

Net Income

The Company recorded net income of $194,622 and $1,769,799 for the three and nine months ended December 31, 2021, as compared to net income of $499,633 and $833,361 for the three and nine months ended December 31, 2020.  The December 2020 results were positively impacted by the first PPP loan forgiveness.

Liquidity and Capital Resources

At December 31, 2021, the Company had net working capital of $4,323,243 including accrued legal damages related to the Aeroflex litigation of $6,045,924, as compared to working capital of $3,159,731 at March 31, 2021. This change is due to profitable operations for the first nine months and the forgiveness of the PPP loan, partially offset by payment of preferred dividends.

During the nine months ended December 31, 2021, the Company’s cash balance (including the $2 million in restricted cash for the appeal) increased by $1.8 million to $7,299,860. The Company’s principal sources, and uses of funds were as follows:

Cash provided by (used in) operating activities. For the nine months ended December 31, 2021, $2,048,312 in cash from operations was provided, as compared to the nine months ended December 31, 2020, the Company used $159,346. This increase in cash provided for operations is mostly attributed to an increase in net income from increased sales and margin, decrease in inventory purchases, and offset by decrease in accounts payable.

Cash used in investing activities. For the nine months ended December 31, 2021, the Company used $4,777 in investing activities as compared to the nine months ended December 31, 2020, the Company used $65,140 for IT equipment related upgrades.

Cash (used in) provided by financing activities. For the nine months ended December 30, 2021, the Company used $240,000 in cash from financing activities as compared to providing $42,528 for the nine months ended December 31,2020. This decrease is due mainly from the receipt of PPP loan funding received in the prior year, compared to payments of $240,000 in dividends in the current period.

The Bank of America line of credit was renewed and will mature July 30, 2022. As of December 31, 2021, the line of credit draw remained at zero.

On December 31, 2021, the Company has $7.3 million of cash on hand which included $2 million of restricted cash supporting the appeal bond.

As of December 31, 2021, the Company has recorded total damages of $6,045,924 including accrued interest, as a result of the jury verdict associated with the Aeroflex litigation as well as the Court’s decision on punitive damages. The Company has recorded accrued interest of $1,145,924 as of December 31, 2021.

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

Liquidity and Capital Resources (continued)

On August 24, 2021, TIC, and the New Jersey Economic Development Authority (NJEDA) signed a small business emergency assistance grant agreement in the amount of $20,000. We received these funds into our bank account on August 30, 2021, from NJEDA.

Moving forward, we believe that our expected cash flows from operations and current cash balances, which amounted to approximately $7.3 million, including the approximately $2 million in restricted cash will be sufficient to operate in the normal course of business for next 12 months from the issuance date of these unaudited condensed financial statements, including any payments for settlement of the litigation.

Currently, the Company has no material future capital expenditure requirements.

There was no significant impact on the Company’s operations as a result of inflation for the three months ended December 31, 2021.

These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on For 10-K for the fiscal year ended March 31, 2021, filed with the SEC on June 29, 2021 (the “Annual Report”).

Off-Balance Sheet Arrangements

As of December 31, 2021, the Company had no off-balance sheet arrangements.

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

The jury found no misappropriation of Aeroflex trade secrets but found that the Company tortiously interfered with a prospective business opportunity and awarded damages. The jury also ruled that Tel tortiously interfered with Aeroflex’s non-disclosure agreements with two former Aeroflex employees. The jury also found that the former Aeroflex employees breached their non-disclosure agreements with Aeroflex. The Court conducted further hearings on the Company’s post-trial motions which sought to reduce the damages award of $2.8 million, as well as the punitive damages claim. The Court denied the Company’s motions and awarded Aeroflex an additional $2.1 million of punitive damages. The Company has filed motions in January 2018 for the Court to reconsider the amount of damages on the grounds that they are duplicative and not legally supportable. The Court heard these motions, and such motions were denied. In 2019 the Company filed for an appeal. The Company has posted a $2 million bond for the appeal. This $2 million bond amount will remain in place during the appeal process (See Note 4).

As reflected in the accompanying unaudited condensed consolidated balance sheet as of December 31, 2021, the Company has recorded estimated damages to date of approximately $6 million, including interest, as a result of a jury verdict associated with the Aeroflex litigation. The Company has filed for an appeal (see Notes 4 and 12). As of December 31, 2021, the Company has cash balances of $7.3 million, including $2 million of restricted cash as well as $1.4 million in accounts receivable. We expect to continue to have sufficient cash to fully cover the Aeroflex damages amount.

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

On January 28, 2022, Aeroflex filed a Motion to Require Supplemental Appeal Bond with the Court of Appeals of the State of Kansas, seeking a bond from the Company in the amount of $6 million to supplement the existing bond of $2 million. The Company has filed a response and we are confident that this motion will be denied.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company’s equity securities during the quarter ended December 31, 2021.

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

TEL-INSTRUMENT ELECTRONICS CORP.

Date: February 11, 2022	By:	/s/ Jeffrey C. O’Hara
Name: Jeffrey C. O’Hara
Title: Chief Executive Officer (Principal Executive Officer)