Form 10-K
period 2022-03-31
TEL INSTRUMENT ELECTRONICS CORP
filed 2022-06-17
CIK 96885

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended March 31, 2022

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates on September 30, 2021 (the last business day of our most recently completed second fiscal quarter) was $2,324,023 based on the closing price of $3.15 on September 30, 2021.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

3,255,887 shares of common stock, par value $0.10 per share, were outstanding as of June 16, 2022.

TEL-INSTRUMENT ELECTRONICS CORP.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Included in this Annual Report on Form 10-K are “forward-looking” statements, within the meaning of Section 27A and Section 21E of the Securities Act of 1934, as amended (the “Exchange Act”), that involve substantial risks and uncertainties, as well as historical information. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that the expectations reflected in these forward-looking statements will prove to be correct. Our actual results could differ materially from those anticipated in forward-looking statements as a result of certain factors.. All statements other than statements of historical fact could be deemed forward-looking statements. Statements that include words such as “may,” “will,” “might,” “projects,” “expects,” “plans,” “believes,” “anticipates,” “targets,” “intends,” “hopes,” “aims,” “can,” “should,” “could,” “would,” “goal,” “potential,” “approximately,” “estimate,” “pro forma,” “continue” or “pursue” or the negative of these words or other words or expressions of similar meaning may identify forward-looking statements. For example, forward-looking statements include any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new products, services or developments; any statements regarding future economic conditions or performance; statements of belief and any statement of assumptions underlying any of the foregoing. Important factors that could cause our actual results, performance, or achievements to differ from these forward-looking statements include the following:

•	the availability and adequacy of our cash flow to meet our requirements;

•	the financial impact of the Aeroflex litigation;

•

our ability to manage general economic, business, and geopolitical conditions, including the impacts of natural disasters, pandemics and outbreaks of contagious diseases and other adverse public health developments, such as the COVID-19 pandemic;

•

the recovery of market conditions, including our dependence on customers' capital budgets for sales of products and services, and adverse impacts on costs and the demand for our products as a result of factors such as the COVID-19 pandemic and the implementation of tariffs;

•	economic, competitive, demographic, business, and other conditions in our local and regional markets;

•	changes in our business and growth strategy;

•	changes or developments in laws, regulations, or taxes in the electronics/aerospace industry;

•	actions taken or not taken by third-parties, including our vendors, customers, and competitors;

•	the availability of additional capital; and

•	other factors discussed elsewhere in this Annual Report.

These forward-looking statements are found at various places throughout this Annual Report on Form 10-K and the other documents referred to and relate to a variety of matters. These forward-looking statements should not be relied upon as predictions of future events and Tel-Instrument Electronics, Corp. (the “Company”) cannot assure you that the events or circumstances discussed or reflected in these statements will be achieved or will occur. Furthermore, if such forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by the Company or any other person that the Company will achieve its objectives and plans in any specified timeframe, or at all. These forward-looking statements should, therefore, be considered in light of various important factors, including those set forth in “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

All forward-looking statements attributable to us are expressly qualified in their entirety by these and other factors. We undertake no obligation to update or revise these forward-looking statements, whether to reflect events or circumstances after the date initially filed or published, to reflect the occurrence of unanticipated events or otherwise unless required by applicable law.

PART I

Item 1. Business

General

Tel-Instrument Electronics Corp. (“Tel,” “TIC” or the “Company”) has been in business since 1947, is a certified small business, and is a leading designer and manufacturer of avionics test and measurement solutions for the global commercial air transport, general aviation, and government/military aerospace and defense markets. The Company designs, manufactures and sells instruments to test and measure, and also calibrates and repairs a wide range of airborne navigation and communication equipment.

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

Tel-Instrument Electronics Corp. an industry leader in developing, producing, selling, and supporting field-tested, rugged avionic flight line (ramp) and maintenance (bench) test sets for demanding military and commercial customers that range in list price from $12,000 to $90,000. Founded in 1947 and based in East Rutherford NJ, Tel-Instrument is an OTCQB listed public company trading under ticker symbol TIKK.

The Company has built a very solid position in the Mode 5 IFF and TACAN test set market. The Company is successfully extending its dominant market position in Mode 5 test sets in the U.S. defense industry to international partners. We believe that we are well positioned as our CRAFT and TS-4530A flight-line test sets have been endorsed by the U.S. military. Internationally, the Company has been very successful in capturing the lion’s share of the Mode 5 test set business with TIC’s T-47/M5 test set being selected by many international customers including: Canada; the U.K.; Japan; South Korea; and Australia. The Company continues to be in the forefront on Mode 5 research and development and has demonstrated test capability for Mode 5 Level 2B, which provides enhanced secure navigation data to military pilots. The U.S. Army has indicated that they plan to move to this new navigation technology in the next several years. This could entail substantial software upgrade revenues for the thousands of TS-4530A test sets sold to the U.S. Army and the U.S.A.F.

TIC is also working with the Navy on an ECP contract to upgrade all of the CRAFT 708 and 719 units in its inventory to remove product obsolescence and make other required software changes. TIC expects to receive a contract this summer from the Navy for engineering design work and the KIT replacement of all of the active components in the fielded CRAFT test sets. This should result in substantial recurring revenue once the design work is completed which is currently estimated at 24 months.

TIC is introducing the SDR/OMNI multi-purpose avionics test set this summer for the commercial and military markets. This will provide Transponder (Modes A, C, and S), ADS-B, and 978 MHz UAT capability as well as communication and navigation test functionality as well as distance to fault measurements. The SDR-Omni product is a game changer in the commercial and military avionics test market as it will allow customers to replace multiple competitive test sets with one unit that is smaller and provides more capabilities at a fraction of the cost. This new technology could provide us with the opportunity to expand out of our relatively narrow avionics test market niche and enter the much larger secure military and homeland security radio test market which is many times the size of our existing avionics test market. The secure military test set market is very large, and we are anticipating several large competitive DOD solicitations to take place in the next several years. The SDR/OMNI is the only test set on the market with full Class 1 military environmental compliance.

Item 1. Business (continued)

General (continued)

TIC is also working with Lockheed Martin (LMCO) on a new MADL test set. TIC was awarded this contract after winning a competitive solicitation. MADL is a secure communications radio for the F-35. This operates in a much higher frequency range than our other test sets and could represent a further diversification out of our core markets. TIC has completed the Test Readiness Review (“TRR”)     and will be commencing environmental and qualification testing this month . It is expected that this product will generate approximately $600k of recurring annual revenues and will position TIC for further development contracts with LMCO.

Company Response to COVID-19

Fiscal year 2022 operations continued to be affected by the ongoing outbreak of the Coronavirus disease 2019 (“COVID-19”) and its variants. While the business is still strong, the Company has been impacted by the pandemic in its commercial business and delays in orders from some of its military customers. The pandemic has also impacted its supply chain and labor force with disruptions to both the delivery of critical inventory components and personnel shortages due to COVID quarantines, which have hampered our ability to ship units under normal lead times

The subsequent spread of COVID-19 to the U.S. and many other parts of the world led the World Health Organization to characterize COVID-19 as a pandemic on March 11, 2020. Thereafter, most U.S. states imposed “stay-at-home” orders on their populations to stem the spread of COVID-19. Of specific interest to the Company, stay-at-home orders were imposed in the states of New Jersey and Kansas.

On May 4, 2020, the Company secured a Paycheck Protection Program (the “PPP”) loan, which, among other things is included in the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) in the amount of $772,577. TIC qualified for full loan forgiveness on the initial tranche on December 18, 2020. On January 6, 2021, updated PPP guidance outlining program changes to enhance its effectiveness and accessibility was released on in accordance with the Economic Aid to Hard-Hit Small Businesses, Non-Profits, and Venues Act. This was available to companies that recorded greater than a 25% sales reduction in any quarter compared to the prior year. The Company qualified for this second round of funding and on March 15, 2021, the company secured a Second Draw PPP loan in the amount of $772,577. The Company applied for forgiveness of the Second Draw Loan in accordance with the terms of the PPP Legislation. The Second Draw Loan was fully approved for the forgiveness, including the associated interest on September 17, 2021.

On August 24, 2021, TIC, and the New Jersey Economic Development Authority (NJEDA) signed a small business emergency assistance grant agreement in the amount of $20,000. The funds related to the grant were received from the NJEDA on August 30, 2021, and were recognized as other income during fiscal year ended March 31, 2022.

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

The Department of Defense (DoD) also issued a memorandum stating that its contracting officers shall not enforce Defense Federal Acquisition Regulation Supplement (DFARS) 252.223-7999, Ensuring Adequate COVID-19 Safety Protocols for Federal Contractors. DoD instructed its contracting officers not to include the DFARS clause in existing contracts, task orders, and delivery orders. In addition, the memo directs that DoD contracting officers shall not include the class deviation clause in new contracts or orders and must not amend existing contracts or orders to incorporate the clause.

Item 1. Business (continued)

General (continued)

Mode 5 Identification Friend or Foe (“IFF”) Products

T-47/M5 Dual Crypto Test Set

This test set has been well-received in the market, especially in the international market. It is designed as a KIV 77/KIV78 Mode 5 upgrade for the approximately 2,000 AN/APM-480A and T-47 series Mode 4 IFF test sets that the Company has sold both domestically and internationally. This will be a cost-efficient upgrade to Mode 5 for our large installed customer base. The T-47/M5 capabilities allow full testing, simulation, and analysis of the following systems: Interrogator/Transponder Test set for Modes 1, 2, 3A, C, S, EHS, ADS-B TX and RX with 4 and Mode 5, TACAN, TCAS I, II and E-TCAS. The T-47/M5 utilizes the KIV-77, SIT 2010 or the KIV-78 Crypto applique (not included) for Mode 5 testing and built in USB connection available for remote diagnostic testing and download of test results to a PC.

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

We have already sold approximately $13 million of these test sets to both domestically and internationally. TIC believes this product will continue to support our future growth and profitability. Tel has also received U.S. DOD AIMS certification for the T-47/M5 Test Set.

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

Item 1. Business (continued)

General (continued)

We have delivered over 3,520 TS-4530A kits and test sets. We are seeing modest  demand from both the U.S. military and international customers, and we continue to explore all opportunities for this market.

T-4530i IFF Test Set

This new test is a software/hardware upgrade of the TS-4530A product. The lead customer for this test is the German military. This unit includes extended life Ni-MH batteries and significantly expanded manual Mode 5 test capability using a seven-year indefinite-delivery-indefinite quantity (“IDIQ”) contract to our European distributor, Muirhead Avionics (“Muirhead”) for T-4530i test sets. In total, TIC has delivered $3.5 million of these test sets to Germany.

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

TIC is currently working with the Navy on an ECP contract to upgrade all of the CRAFT 708 and 719 units in its inventory to remove product obsolescence and make other required software changes. TIC expects to receive a contract this summer from the Navy for engineering design work and the KIT replacement of all of the active components in the fielded CRAFT test sets. This should result in substantial recurring revenue once the design work is completed which is currently estimated at 24 months.

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

New Products

SDR/OMNI/MIL

TIC has spent the last several years developing the SDR/OMNI avionics test set which currently operates in the 1 MHz to 2.2 GHz range. This test set will enter full-rate production this summer. This new test set utilizes true software-designed radio technology that enables it to test all common avionics functions in one 4.5- pound test set, which is half the weight of competitive test sets. The SDR/OMNI has very wide frequency to accommodate new commercial and military waveforms. It utilizes the latest touch screen technology and has the capability to replace all TIC commercial test sets with one handheld product. At less than five pounds, this test set will be the smallest and most rugged test set available in the market with full Class 1 MIL-PRF-28800 environmental compliance including temperature ranges from -40 degrees to +55 degrees centigrade. The U.S. military will need to upgrade thousands of existing communication and navigation test sets over the next several years to address the new frequency and waveform requirements for military radios and we believe the SDR/OMNI is well positioned to capture a large portion of this business. This new technology could provide us with the opportunity to expand out of our relatively narrow avionics test market niche and enter the much larger secure military and homeland security radio test market which is many times the size of our existing avionics test market. The secure military test set market is very large, and we are anticipating several large competitive DOD solicitations to take place in the next several years.

Item 1. Business (continued)

General (continued)

MADL TEST SET

TIC is also working with Lockheed Martin (LMCO) on a new MADL test set. TIC was awarded this contract after winning a competitive solicitation. MADL is a secure communications radio for the F-35. This operates in a much higher frequency range than our other test sets and could represent a further diversification out of our core markets. TIC has completed the TRR and will be commencing environmental and qualification testing this summer. It is expected that this product will generate approximately $600k of recurring annual revenues and will position TIC for further development contracts with LMCO.

Future Prospects

The Company has built a very solid position in the Mode 5 IFF and TACAN test set market. The planned Navy ECP for CRAFT should generate substantial recurring revenues with the KIT upgrade of all of the Navy units and potentially units sold to other customers. We currently have the majority of the Mode 5 IFF flight-line test market and expect to continue to dominate this market segment with our commitment to self-funded research such as adding Mode 5 Level 2B to our T-47/M5 product.

We believe our new SDR/OMNI will do very well in the world-wide commercial avionics market although we are facing new competition from Aeroflex and a Canadian company. This should generate increased market share at very attractive gross margin levels. The real focus for the SDR/OMNI is in the military arena for Nav/Comm testers and communication test sets. This market has been dominated by Aeroflex for the last 30 years and TIC has not had a viable competitive product until now. The SDR/OMNI is ideally suited for these markets as it is the only test set on the market with full Class 1 DOD environmental compliance. The secure military test set market is very large, and we are anticipating several large competitive DOD solicitations to take place in the next several years.

Competition

The general aviation market consists of some 1,000 avionics repair and maintenance service shops at private and commercial airports in the United States that purchase test equipment to assist in the repair of aircraft electronics. The commercial aviation market consists of approximately 80 domestic and foreign commercial airlines.

The civilian market for avionic test equipment has been dominated by Aeroflex Inc., a division of Viavi Solutions, Inc. (NASDAQ: VIAV). They have dominated the commercial market with their IFR 4000 and 6000 test sets which were first introduced in 2004. They have sold thousands of these units over the last 18 years. These are becoming obsolete and will need to be replaced. Aeroflex has recently introduced a new test set called the 10K which combines the two test sets into one unit. A Canadian company, CCX Technologies, has recently introduced a competitive product which appears to be doing well in the market. The SDR/OMNI is smaller, more rugged, and easier to use than these two test sets and we are very optimistic that it will greatly improve our market share.

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

Over the last fifteen years, the Company has won several large, competitively bid contracts from the military and has become the primary supplier for the U.S. Military, as well as the NATO countries, of flight line IFF test equipment. The CRAFT AN/USM-708, CRAFT AN/USM-719, TS-4530A, TS-4530i and TR-47/M5 test sets, discussed previously, involve a new generation of technology, including the next generation of IFF testing, and is expected to enable the Company to continue to be a major supplier of avionics test equipment to the military for years to come. Tel believes its new technology will also allow it to increase sales to the commercial avionics market in the future and expand into the very large secure communication test market.

Item 1. Business (continued)

General (continued)

Marketing and Distribution

Domestic commercial sales are made throughout the U.S. to commercial airlines and general aviation businesses directly or through distributors. There were $2,482,424 in domestic commercial sales in fiscal year 2022 and there was one (1) direct commercial customer who accounted for more than 10% of domestic commercial sales, Aero Express (14%). The Company has one domestic distributor which receives discounts ranging between 16%-20% discount for stocking, selling, and, in some cases, providing product calibration and repairs. The loss of this distributor would not have a material adverse effect on the Company or its operations. Our commercial distributor represented approximately 14% and 5%, respectively, of commercial sales during fiscal years 2022 and 2021.

Marketing to the U.S. Government is made directly by employees of the Company or through independent sales representatives, who receive similar commissions to the commercial distributors. For the years ended March 31, 2022, and 2021, sales to the U.S. Government, including shipments through the government’s logistics centers, represented approximately 26% and 38%, respectively, of total sales. For the year ended March 31, 2022, two (2) direct customers represented 20% and 12% of total sales and 25% and 10% of government sales, respectively. Two (2) international distributors represented 13% and 12% of total sales and two (2) represented 16% and 15% of government sales for the year ended March 31, 2022. For the year ended March 31, 2021, two (2) direct customers represented 10% and 33% of total sales and 12% and 39% of government sales, respectively. No international distributor represented 10% of total sales or 10% of government sales for the year ended March 31, 2021.

International sales are made throughout the world to government and commercial customers, directly through American export agents, or through the Company’s overseas distributors at a discount reflecting a 15% to 22% selling commission, under written or oral, year-to-year arrangements. The Company has an exclusive distribution agreement with Muirhead Avionics Ltd (“Muirhead”) and Accessories, Ltd (“Muirhead”), based in the United Kingdom, to represent the Company in parts of Europe, and with Milspec Services in Australia and New Zealand. Tel also sells its products through exclusive distributors in Spain, Portugal, and East Asia and is exploring distribution in other areas. For the years ended March 31, 2022, and 2021, total international sales were 37% and 52%, respectively, of sales, the notable decrease is due partially to the Covid-19 Pandemic. Additionally, the Company has an agreement with M.P.G. Instruments s.r.l., based in Italy, wherein this distributor has the exclusive sales rights for DME/P ramp and bench test units. The Company continues to explore additional marketing opportunities in other parts of the world, including East Asia.

The Company has no material assets overseas. Tel also provides customers with calibration and repair services. Repairs and calibrations accounted for 15% and 10% of sales for the years ended March 31, 2022, and 2021, respectively.

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

Backlog

Set forth below is Tel’s avionics backlog on March 31, 2022, and 2021:

	Commercial	Government	Total

March 31, 2022	$275,242	$3,216,299	$3,491,541
March 31, 2021	$291,687	$7,310,096	$7,601,783

Tel believes that most of its backlog on March 31, 2022, will be delivered during the next 12 months. The backlog is pursuant to purchase orders. Historically, the Company obtains orders which are required to be filled in less than 12 months, and therefore, backlog amounts at the end of the period do not reflect delivered or future orders.

Item 1. Business (continued)

General (continued)

Suppliers

TIC obtains its purchased parts from a number of suppliers. In fiscal year 2022, our supply chain had significant issues with deliveries being delayed which negatively impacted TIC’s revenues and profitability. The situation has been slow in improving this calendar year and the Company is placing orders earlier to allow for longer lead times to obtain purchased parts, as needed, at acceptable prices.

Patents and Environmental Laws

TIC has no patents or licenses which are material to its business, and there are no material costs incurred to comply with environmental laws.

Engineering, Research, and Development

In the fiscal years ended March 31, 2022, and 2021, Tel incurred expenses of $2,548,626 and $2,295,901, respectively, on the engineering, research, and development of new and improved products. Engineering, research, and development expenditures in fiscal year 2022 were made primarily for the development of the Company’s SDR/OMNI hand-held product line utilizing CRAFT and TS-4530A technology, the MADL test set for LMCO, and T-4530i, and the incorporation of other product enhancements in existing designs. The Company owns all of these designs with the exception of the AN/ARM-206 product. Tel’s management believes that continued significant expenditures for engineering, research, and development are necessary to enable Tel to expand its products, sales, and profits, and to remain competitive.

Personnel

As of June 16, 2022, Tel had 44 employees, comprised of 20 full-time and 1 part-time employees in manufacturing, supply chain, and quality assurance, 6 full-time and 1 part-time employees in administration and sales, including customer services and product support, and 14 full-time and 2 part-time employees in engineering, research, and development, none of whom belongs to a union. From time to time, the Company also employs independent contractors to support its manufacturing, engineering, and sales organizations. As of June 16, 2022, the Company utilized 2 independent contractors in sales management. Tel has been successful in attracting skilled and experienced management, sales, and engineering personnel, although the market for senior engineering talent is becoming very competitive. We have not experienced any work stoppages and we consider our relationship with our employees to be good.

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

Item 1B. Unresolved Staff Comments

Not Applicable.

Item 2. Properties

The Company leases its general office and manufacturing facility in East Rutherford, NJ (approximately 27,000 square feet). In April 2021, the Company extended the lease term for another eight years until August 31, 2029, at an initial monthly rate of $21,237. Under terms of the lease, the Company is also responsible for its proportionate share of the additional rent to include all real estate taxes, insurance, snow removal, landscaping, and other building charges. The Company is also responsible for the utility costs for the premises.

The Company also leases a small office in Lawrence, Kansas under an operating lease agreement. In March 2022, the Company extended the lease term to March 31, 2023.

We believe that our facilities are adequate for our needs for the foreseeable future. Tel is unaware of any environmental problems in connection with its location and because of the nature of its manufacturing activities, does not anticipate any such problems.

Item 3. Legal Proceedings

Contingencies are recorded in the audited consolidated financial statements when it is probable that a liability will be incurred and the amount of the loss is reasonably estimable, or otherwise disclosed, in accordance with Accounting Standards Codification 450, Contingencies (ASC 450). Significant judgment is required in both the determination of probability and the determination as to whether a loss is reasonably estimable. In the event the Company determines that a loss is not probable, but is reasonably possible, and it becomes possible to develop what the Company believes to be a reasonable range of possible loss, then the Company will include disclosures related to such matter as appropriate and in compliance with ASC 450. To the extent there is a reasonable possibility that the losses could exceed the amounts already accrued, the Company will, when applicable, adjust the accrual in the period the determination is made, disclose an estimate of the additional loss or range of loss or if the amount of such adjustment cannot be reasonably estimated, disclose that an estimate cannot be made.

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

Item 3. Legal Proceedings (continued)

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

For the year starting July 1, 2021, the interest rate was 4.25%. Cumulative interest on the $4.9 million judgment started to accrue on November 22, 2017, the date the judgment was entered. As of March 31, 2022, the outstanding amount of the judgement and accrued interest is $6.1 million.

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

Other than disclosed above, there are no other actions, suits, proceedings, inquiries or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

a) Market Information

The common stock, $0.10 par value per share, of the registrant (“Common Stock”) is traded on the OTCQB under the symbol “TIKK”. The following table sets forth the high and low per share sale prices for our Common Stock for the periods indicated as reported for fiscal years 2022 and 2021 by the OTC.

Fiscal Year
Ended March 31,
	High	Low
2022
First Quarter	$3.63	$2.80
Second Quarter	3.75	2.76
Third Quarter	3.55	2.90
Fourth Quarter	3.15	2.80

2021
First Quarter	$3.95	$2.56
Second Quarter	4.80	3.13
Third Quarter	5.95	2.76
Fourth Quarter	3.85	2.85

b) Holders

The Company has approximately 144 holders of its Common Stock as of June 16, 2022. This figure does not consider those shareholders whose certificates are held in the name of broker-dealers or other nominees.

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

d) Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of March 31, 2022, regarding compensation plans under which equity securities of the Company are authorized for issuance. See “Equity Compensation Plan Information” under Item 12 below.

Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of options remaining available for future issuance under Equity Compensation Plans
Equity Compensation Plans approved by shareholders	111,500	$3.14	138,500
Total	111,500	$3.14	138,500

Rule 10B-18 Transactions

During the year ended March 31, 2022, there were no repurchases of the Company’s Common Stock by the Company.

Recent Sales of Unregistered Securities

During the year ended March 31, 2022, we have not issued any securities that were not registered under the Securities Act and not previously disclosed in the Company’s Quarterly Reports on Form 10-Q or Current Reports on Form 8-K.

Item 6. Reserved

The Company is a smaller reporting company as defined in Item 10 (f) of Regulation S-K and therefore is not required to provide the information under this item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of our operations together with our financial statements and the notes thereto appearing elsewhere in this Annual Report. This discussion contains forward-looking statements reflecting our current expectations, whose actual outcomes involve risks and uncertainties. Actual results and the timing of events may differ materially from those stated in or implied by these forward-looking statements due to a number of factors, including those discussed in the section relating to Forward-Looking Statements below and elsewhere in this Annual Report. Please see the notes to our Financial Statements for information about our Critical Accounting Policies and Recently Issued Accounting Pronouncements.

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

General

Management’s discussion and analysis of results of operations and financial condition is intended to assist the reader in the understanding and assessment of significant changes and trends related to the results of operations and financial position of the Company . This discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying financial notes, and with the Critical Accounting Policies noted below. The Company’s fiscal year begins on April 1 and ends on March 31. Unless otherwise noted, all references in this document to a particular year shall mean the Company’s fiscal year ending on March 31.

Overview

Fiscal year 2022 operations continued to be affected by the ongoing outbreak of COVID-19 and its variants. While the business is still strong, the Company has been impacted by the pandemic in its commercial business and delays in orders from some of its military customers. The pandemic has also impacted its supply chain and labor force with disruptions to both the delivery of critical inventory components and personnel shortages due to COVID quarantines, which have hampered our ability to ship units under normal lead times. Although the Company has been negatively impacted by the pandemic, there was an increase in sales during fiscal 2022.

The Company reported net income of $1,309,738 and net sales of $12,932,790 for the fiscal year ended March 31, 2022. This compared to net income of $600,057 and net sales of $11,582,520 in the prior fiscal year. Net income for the current and prior fiscal years each included $722,577 gains on forgiveness of PPP loans. Excluding the $722,577 gain on PPP forgiveness, net income (loss) for the years ended March 31, 2022, and 2021 were $587,161 and $(122,520), respectively. The Company reported a 11.7% increase in sales to $12,932,790 for the year ended March 31, 2022, as compared to $11,582,520 for the previous year. Commercial sales increased by 49% to $2,568,959 for the year ended March 31, 2022, as compared to $1,723,983 for the year ended March 31, 2021. The commercial airline industry was devastated by the COVID pandemic during prior fiscal year, and has been on a steady recovery. Avionics government sales increased by 5.1% to $10,363,831 for the year ended March 31, 2022, as compared to $9,858,537 for the year ended March 31, 2021. This increase in government sales is the gradual return of government workers to their jobs post shutdowns from the COVID pandemic issues. Gross margin increased by $982,841 in fiscal 2022 as compared to 2021 and the gross margin percentage improved by 3.3 percentage points to 44.6%. The improvement to gross margin was primarily due to a decrease in manufacturing variances due to lower volume and a decrease of discounts being granted. Total operating expenses for the year increased by $121,488, primarily due to engineering, research, and development expenses from increased engineering activities primarily with the SDR-OMNI hand-held product line final development plans to begin production in the summer of 2022 and the restart of the Lockheed Martin MADL program. The Lockheed Martin MADL test set project was offset by reimbursed engineering costs of approximately $120,000. Net income before taxes was $1,483,293 for fiscal year 2022 as compared to $573,030 in fiscal year 2021. The Company’s cash balance on March 31, 2022, was $7 million, including the $2 million of restricted cash to support the appeal bond. The Company’s backlog on March 31, 2022, was $3.5 million.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Overview (continued)

The Company continues to pursue  in the domestic and international market for our Mode 5 test sets with good results. We continue to receive volume orders from South Korea, Australia, Canada, the U.K., and Germany for our Mode 5 test sets. We also are receiving volume orders from the U.S. Government and Lockheed Martin for our AN/USM-708 and 719 (“CRAFT”) Mode 5 test sets. Our expectation is that we will continueprofitable operations in fiscal year 2023, but the timing of these new orders is largely out of our hands. After a sharp drop in FY 2021, the Company is also seeing the beginning of a rebound in commercial test set business. Tel Instrument is also working on the next generation of Mode 5 called Mode 5 Level 2B. This could potentially lead to substantial software upgrades in the future for our domestic and international Mode 5 customers. The Navy is also in the process of awarding a contract for the ECP upgrade of all of its test sets to remove parts obsolesce. This should entail funded engineering starting in the 2023 fiscal year. This is an important product for the Company, and this should ensure an additional 10 years of product life.

The Company is also actively looking at expanding out of its current core avionics market area. TIC is working with Lockheed Martin (LMCO) on a new MADL test set. TIC was awarded this contract after winning a $956,000 competitive solicitation. MADL is a secure communications radio for the F-35. This operates in a much higher frequency range than our other test sets. TIC has finished the design and is getting ready to commence environmental qualification testing. This should generate ongoing recurring revenues for the Company and will position TIC for further engineering work with LMCO.

The main focus area for the Company is moving into the secure communications testing with our new DSR/OMNI test set. The world’s first “All-in-One” Avionics Test Set utilizes true software-designed radio technology that enables it to test all common avionics functions in one 4.5 pound test set. The SDR/OMNI has very wide frequency to accommodate new commercial and military waveforms in an industry leading 4.5-pound package. This is half the weight of competitive test sets. It utilizes the latest touch screen technology and has the capability to replace all TIC commercial test sets and military flight-line test sets with one handheld product. he U.S. military will need to upgrade thousands of existing communication and navigation test sets over the next several years to address the new frequency and waveform requirements for military radios and we believe the SDR/OMNI is well positioned to capture a large portion of this business.

The Aeroflex litigation (see Note 19 to the consolidated financial statements) did not result in a favorable outcome for the Company, despite our belief that we committed no wrongdoing.

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

As reflected in the accompanying consolidated balance sheet as of March 31, 2022, the Company has recorded estimated damages to date of $6.1 million, including interest, as a result of a jury verdict associated with the Aeroflex litigation. The Company has filed for an appeal (see Notes 6 and 19). As of March 31, 2022, the Company has cash balances of $7 million, including $2 million of restricted cash as well as $690,000 of borrowing capacity. We expect to continue to have sufficient cash and borrowing capacity to fully cover the Aeroflex damages amount.

The Company is very optimistic about the prospects of its appeal for a judgment as a matter of law. The Company was hoping for a decision from the court this calendar year, but this timing will likely be delayed due to the three month COVID-19 related shutdown of the Kansas court system. As such, the appeal process is expected to take at least another six months to a year to complete unless a settlement can be reached. The Company has the ability to settle this case at its sole discretion by withdrawing the appeal and paying the judgment plus interest amount.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Overview (continued)

On March 21, 2016, the Company entered into a line of credit agreement with Bank of America. The line is collateralized by substantially all of the assets of the Company. The line provided a revolving credit facility with borrowing capacity of up to $1,000,000. There were no covenants or borrowing base calculations associated with this line of credit. On August 29, 2018, the Company entered a Loan Modification Agreement (the “Agreement”) with the bank to extend the Agreement until May 31, 2019, which included a debt service ratio “covenant”. In June 2019, Bank of America agreed to extend the Company’s line of credit until March 31, 2020, including monthly principal payments of $10,000, and eliminating the covenant for the debt service ratio. In March 2020, the Company extended its line of credit until January 31, 2021, then extended to March 31, 2021, and then subsequently to July 31, 2022. The new agreement includes availability up to $690,000. Monthly payments will be interest only. As of March 31, 2022, the line of credit draw remains at zero, with $690,000 available (see Note 10 to the consolidated financial statements). On March 31, 2022, the Company’s backlog of orders was approximately $3.5 million as compared to $7.6 million on March 31, 2021. Historically, the Company obtains orders which are required to be filled in less than 12 months, and therefore, these anticipated orders are not reflected in the backlog.

The Company believes it has sufficient cash on hand and expected cash flow from operations for the next twelve months due to the increase in business and the opportunities that exist for the next few years.

Results of Operations 2022 Compared to 2021

Sales

For the year ended March 31, 2022, sales increased $1,350,270 (11.7%) to $12,932,790 as compared to $11,582,520 for the year ended March 31, 2021. Commercial sales increased $844,976 (49%) to $2,568,959 for the year ended March 31, 2022, as compared to $1,723,983 for the year ended March 31, 2021. The commercial airline industry which was devastated by the COVID pandemic the prior fiscal year, has been showing signs of a recovery. Avionics government sales increased $505,294 (5.1%) to $10,363,831 for the year ended March 31, 2022, as compared to $9,858,537 for the year ended March 31, 2021. This increase in government sales is the gradual return of government workers to their jobs post shutdowns from the COVID pandemic issues.

Gross Margin

Gross margin increased $982,841 (20.6%) to $5,765,340 for the year ended March 31, 2022, as compared to $4,782,499 for the year ended March 31, 2021, primarily as a result of a decrease in manufacturing variances due to lower volume and a decrease of discounts being granted. The gross margin percentage for the year ended March 31, 2022, was 44.6%, as compared to 41.3% for the year ended March 31, 2021.

Operating Expenses

Selling, general and administrative expenses, along with litigation expense, decreased $133,139 (5.5%) to $2,280,055 for the year ended March 31, 2022, as compared to $2,413,194 for the year ended March 31, 2021. This decrease is primarily attributed to one-time legal fees from prior fiscal year ended March 31, 2021.

Engineering, research, and development expenses increased $252,725 (11.0%) to $2,548,626 for the year ended March 31, 2022, as compared to $2,295,901 for the year ended March 31, 2021. The increase is primarily due to increase in engineering staff to support the development of the Company’s SDR/OMNI hand-held product line final development plans to begin production summer 2022 and the restart of Lockheed Martin MADL test set projects, which was offset by reimbursed engineering costs of approximately $120,000.

Income from Operations

As a result of the above, the Company recorded income from operations in the amount of $936,659 for the fiscal year ended March 31, 2022, as compared to income from operations of $73,404 for the year ended March 31, 2021.

Other Income

For the year ended March 31, 2022, total other income was $548,532 as compared to $499,626 for the year ended March 31, 2021. This was primarily the result of lower interest for the line of credit.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Income before Income Taxes

As a result of the above, the Company recorded income before taxes of $1,485,191 for the year ended March 31, 2022, as compared to income before taxes of $573,030 for the fiscal year ended March 31, 2021.

Income Taxes

For the year ended March 31, 2022, the Company reported $175,453 tax provision as compared to a tax benefit of $27,027 in the prior fiscal year. The forgiveness of the PPP loan in both comparative fiscal year ends are not a taxable event.

The differences between income taxes expected at the U.S. federal statutory income tax rate of 21 percent and the reported income tax expense are due to the recognition of non-taxable PPP funds of $722,577 as other income during fiscal year ended March 31, 2022. Taxable income was $762,614 for the year ended March 31, 2022, and a tax benefit resulted from the net loss $(149,547) for the year ended March 31, 2021. The forgiven PPP loans were non-taxable.

Net Income

As a result of the above, the Company recorded net income of $1,309,738 for the year ended March 31, 2022, as compared to net income of $600,057 for the year ended March 31, 2021.

Liquidity and Capital Resources

On March 31, 2022, the Company had positive working capital of $3,671,667, as compared to working capital of $3,159,731 on March 31, 2021. The Company has approximately $7.0 million of cash on hand at year-end including $2 million of restricted cash supporting the appeal bond.

On March 31, 2021, Bank of America further extended the maturity date of our line of credit from March 31, 2021, to June 30, 2021, to allow time for a full underwriting for the annual renewal period. The line of credit was subsequently renewed for $690,000 until July 30, 2022.

As discussed in Note 19 of the consolidated financial statements, the Company has recorded total damages of $6,097,273 including accrued interest, as a result of the jury verdict associated with the Aeroflex litigation as well as the Court’s decision on punitive damages. The Company has recorded accrued interest of $1,197,273 as of March 31, 2022.

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

The Company continues to monitor the impact of the COVID-19 outbreak on its supply chain, manufacturing and distribution operations, customers, and employees, as well as the U.S. economy in general. The uncertainties associated with the COVID-19 outbreak include potential adverse effects on the overall economy, the Company’s supply chain, transportation services, employees, and customers. The COVID-19 outbreak could adversely affect the Company’s revenues, earnings, liquidity, and cash flows and may require significant actions in response, including expense reductions. Conditions surrounding COVID-19 change rapidly, and additional impacts of which the Company is not currently aware may arise. Based on past performance and current expectations, the Company believes that its anticipated cash flow from operations will be sufficient to fund the Company’s requirements for working capital, capital expenditures and debt service for at least the next 12 months.

During the year ended March 31, 2022, the Company’s cash balance increased by $1,464,415 to $6,960,740, including restricted cash to support the appeal bond. The Company’s principal sources, and uses of funds were as follows:

Cash provided (used in) operating activities. For the year ended March 31, 2022, the Company provided $1,800,483 in cash for operations as compared to used $255,616 in cash for operations for the year ended March 31, 2021. This increase in cash provided by operations is primarily attributed to the increase in sales as the economy slowly recovers from the global pandemic related issues and the retainment of cash allocated for inventory replenishment that was halted during the fiscal year ended March 31, 2022, due to severe supply chain issues and prolonged delivery lead times.

Cash (used in) investing activities. For the year ended March 31, 2022, the Company used a net $16,068 of its cash for investing activities, as compared to $67,902 used for investing activities for the year ended March 31, 2021.

Cash (used in) provided by financing activities. For the year ended March 31, 2022, the Company used $320,000 in cash for financing activities to pay preferred dividends as compared to providing $685,104 in cash by financing activities for the year ended March 31, 2021. This predominantly was a result of the two PPP loans the company received in fiscal year ended March 31, 2021, totaling $1,445,154 and the $680,000 repayment of the line of credit.

Currently, the Company has no material future capital expenditure requirements.

There was no significant impact on the Company’s operations as a result of inflation for the year ended March 31, 2022.

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

Revenue recognition – The Company accounts for revenue recognition in accordance with the Financial Accounting Standards Board (“FASB”) Topic 606, Revenue from Contracts with Customers (“ASC 606”). The core principle of ASC 606 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASC 606 defines a five-step process to achieve the core principle and, in doing so, it is possible more judgement and estimates may be required within the revenue recognition process than are currently in use.

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

When determining the transaction price of a contract, an adjustment is made if payment from the customer occurs either significantly before or significantly after performance, resulting in a significant financing component. Applying the practical expedient in paragraph 606-10-32-18, the Company does not assess whether a significant financing component exists if the period between when the Company performs its obligations under the contract and when the customer pays is one year or less. None of the Company’s contracts contained a significant financing component as of March 31, 2022.

Replacement Parts

The Company offers replacement parts for test equipment, ramp testers, and bench testers. Similar to the sale of test units, the control of the product transfers at a point of time and therefore, revenue is recognized at the point in time when the obligation to the customer has been fulfilled.

Extended Warranties

The extended warranties sold by the Company provide a level of assurance beyond the coverage for defects that existed at the time of a sale or against certain types of covered damage with coverage terms generally ranging from 5 to 7 years. Amounts received for warranties are recorded as deferred revenue and recognized as revenue ratably over the respective term of the agreements. As of March 31, 2022, approximately $386,907 is expected to be recognized from remaining performance obligations for extended warranties as compared to $408,219 on March 31, 2021. For the year ended March 31, 2022, the Company recognized revenue of $75,791 from amounts that were included in Deferred Revenue as compared to $86,588 for the year ended March 31, 2021.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Critical Accounting Policies (continued)

The following table provides a summary of the changes in deferred revenues related to extended warranties for the year ended March 31, 2022:

Deferred revenues related to extended warranties on April 1, 2021	$408,219
Additional extended warranties	54,479
Revenue recognized for the year ended March 31, 2022	(75,791)
Deferred revenues related to extended warranties on March 31, 2022	$386,907

Other Deferred Revenues

The Company sometimes receives payments in advance of shipment. These amounts are classified as other deferred revenues. For the year ended March 31, 2022, the Company has other deferred revenues of $21,999 and $74,920 for period ending March 31, 2021.

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

Disaggregation of revenue

In the following tables, revenue is disaggregated by revenue category.

	For the Year Ended March 31, 2022
	Commercial	Government
Sales Distribution
Test Units	$409,594	$10,307,842
	$409,594	$10,307,842

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Critical Accounting Policies (continued)

The remainder of our revenues for the year ended March 31, 2022, are derived from repairs and calibration of $1,853,665 replacement parts of $229,058, extended warranties of $75,791 and other miscellaneous. income of $56,840.

	For the Year Ended March 31, 2021
	Commercial	Government
Sales Distribution
Test Units	$325,195	$9,858,537
	$325,195	$9,858,537

The remainder of our revenues for the year ended March 31, 2021, are derived from repairs and calibration of $1,169,399 replacement parts of $142,801 and extended warranties of $86,588.

In the following table, revenue is disaggregated by geography.

	For the Year Ended March 31, 2022	For the Year Ended March 31, 2021
Geography
United States	$8,175,301	$5,511,516
International	4,757,489	6,071,004
Total	$12,932,790	$11,582,520

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

Warranty reserves – warranty reserves are based upon historical rates and specific items that are identifiable and can be estimated at time of sale. While warranty costs have historically been within the Company’s expectations and the provisions established, future warranty costs could be in excess of the Company’s warranty reserves. A significant increase in these costs could adversely affect the Company’s operating results for the period and the periods these additional costs materialize. Warranty reserves are adjusted from time to time when actual warranty claim experience differs from estimates. For the year ended March 31, 2022, warranty costs were $38,236 as compared to $64,092 for the year ended March 31, 2021, and are included in Cost of Sales in the accompanying consolidated statement of operations. See Note 7 for warranty reserves.

Accounts receivable – the Company performs ongoing credit evaluations of its customers and adjusts credit limits based on customer payment and current credit worthiness, as determined by review of their current credit information. The Company continuously monitors credits and payments from its customers and maintains provision for estimated credit losses based on its historical experience and any specific customer issues that have been identified. While such credit losses have historically been within our expectation and the provision established, the Company cannot guarantee that it will continue to receive positive results. For the years ended March 31, 2022, and 2021 approximately 26% and 38%, respectively, of the Company’s sales were to the U.S. Government.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Critical Accounting Policies (continued)

Income taxes - deferred tax assets arise from a variety of sources, the most significant being a) tax losses that can be carried forward to be utilized against profits in future years; b) expenses recognized in the books but disallowed in the tax return until the associated cash flow occurs; and c) valuation changes of assets which need to be tax effected for book purposes but are deductible only when the valuation change is realized. Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using enacted tax rates and laws that are expected to be in effect when such differences are expected to reverse. The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance for any tax benefit which is not more likely than not to be realized. In assessing the need for a valuation allowance, future taxable income is estimated, considering the realization of tax loss carryforwards. Valuation allowances related to deferred tax assets can also be affected by changes to tax laws, changes to statutory tax rates and future taxable income levels. In the event it was determined that the Company would not be able to realize all or a portion of its deferred tax assets in the future, the Company would reduce such amounts through a charge to income in the period in which that determination is made. Conversely, if it were determined that it would be able to realize the deferred tax assets in the future in excess of the net carrying amounts, TIC would decrease the recorded valuation allowance through an increase to income in the period in which that determination is made. In its evaluation of a valuation allowance, the Company considers existing contracts and backlog, and the probability that options under these contract awards will be exercised as well as sales of existing products. The Company prepares profit projections based on the revenue and expenses forecast to determine that such revenues will produce sufficient taxable income to realize the deferred tax assets. The Company determined they will be able to realize the majority of its deferred tax assets as a result of its current projections on March 31, 2022.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act, and are not required to provide the information under this Item. Nonetheless, we do not hold any derivative instruments and do not engage in any hedging activities.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Tel-Instrument Electronics Corp.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Tel-Instrument Electronics Corp. (the “Company”) as of March 31, 2022 and 2021, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended March 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the two-year period ended March 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Inventory Valuation

Description of the Matter

At March 31, 2022, the Company’s net inventory balance was approximately $2.8 million. As discussed in Note 2 of the consolidated financial statements, the Company adjusts the inventory carrying value to the lower of cost or net realizable value, which includes an estimate of the allowance for obsolescence.

How We Addressed the Matter in Our Audit

Our audit procedures related to management’s judgments underlying the calculation of the allowance for obsolete inventory, included the following, among others:

●	We evaluated the appropriateness and consistency of management’s methods and assumptions used in developing the Company’s estimate of the allowance for obsolete inventory.

●	We evaluated the appropriateness of specific inputs supporting management’s estimate.

●	We tested the mathematical accuracy of the Company’s calculation of the allowance for obsolete inventory.

/s/ Friedman LLP
We have served as the Company’s auditor since 2019.
Marlton, New Jersey
June 17, 2022

TEL-INSTRUMENT ELECTRONICS CORP.

Consolidated Balance Sheets

ASSETS	March 31, 2022	March 31, 2021
Current assets:
Cash	$4,949,690	$3,485,275
Accounts receivable, net of allowance for doubtful accounts of $7,425 and $7,500, respectively	1,049,040	1,933,321
Inventories, net	2,820,497	3,437,989
Restricted cash to support appeal bond	2,011,050	2,011,050
Prepaid expenses and other current assets	244,040	263,067
Total current assets	11,074,317	11,130,702

Equipment and leasehold improvements, net	115,338	200,769
Operating lease right-of-use assets	1,720,921	1,922,805
Deferred tax asset, net	2,499,587	2,675,040
Other assets	35,109	35,110

Total assets	$15,445,272	$15,964,426

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Operating lease liabilities – current portion	$194,370	$201,883
Accounts payable	406,489	906,149
Deferred revenues – current portion	119,835	150,709
Accrued expenses - vacation pay, payroll and payroll withholdings	410,538	457,232
Accrued legal damages	6,097,273	5,889,023
Accrued expenses – other	174,145	365,975
Total current liabilities	7,402,650	7,970,971

Operating lease liabilities – long-term	1,526,551	1,720,921
Long term debt-PPP	-	722,577
Deferred revenues – long-term	289,071	332,428

Total liabilities	9,218,272	10,746,897

Commitments and contingencies

Stockholders’ equity
Preferred stock, 1,000,000 shares authorized, par value $0.10 per share
Preferred stock, 500,000 shares 8% Cumulative Series A Convertible Preferred issued and outstanding, par value $0.10 per share	3,695,998	3,695,998
Preferred stock, 166,667 shares 8% Cumulative Series B Convertible Preferred issued and outstanding, par value $0.10 per share	1,147,367	1,147,367
Common stock, 7,000,000 shares authorized, par value $.10 per share, 3,255,887 and 3,255,887 shares issued and outstanding, respectively	325,586	325,586
Additional paid-in capital	7,018,353	7,318,620
Accumulated deficit	(5,960,304)	(7,270,042)

Total stockholders’ equity	6,227,000	5,217,529

Total liabilities and stockholders’ equity	$15,445,272	$15,964,426

The accompanying notes are an integral part of the consolidated financial statements.

TEL-INSTRUMENT ELECTRONICS CORP.

Consolidated Statements of Operations

	For the years ended March 31,
	2022	2021

Net sales	$12,932,790	$11,582,520

Cost of sales	7,167,450	6,800,021

Gross margin	5,765,340	4,782,499

Operating expenses:
Selling, general and administrative	2,250,576	2,165,190
Litigation expenses	29,479	248,004
Engineering, research, and development	2,548,626	2,295,901

Total operating expenses	4,828,681	4,709,095

Income from operations	936,659	73,404

Other income (expense):
Interest income	3,951	7,483
Forgiveness of PPP loan	722,577	722,577
Interest expense	-	(29,779)
Interest expense – judgment	(208,250)	(231,474)
Other income, net	30,254	30,819

Total other income	548,532	499,626

Income before income taxes	1,485,191	573,030

Provision (benefit) for income taxes	175,453	(27,027)

Net income	1,309,738	600,057

Preferred dividends	(320,000)	(320,000)

Net income attributable to common shareholders	$989,738	$280,057

Basic income per common share	$0.30	$0.09
Diluted income per common share	$0.26	$0.12

Weighted average number of shares outstanding
Basic	3,255,887	3,255,887
Diluted	5,095,665	5,073,165

The accompanying notes are an integral part of the consolidated financial statements.

TEL-INSTRUMENT ELECTRONICS CORP.

Consolidated Statements of Changes in Stockholders’ Equity

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit
	# of Shares Issued	Amount	# of Shares Issued	Amount	# of Shares Issued	Amount			Total
Balances on April 1, 2020	500,000	$3,515,998	166,667	$1,087,367	3,255,887	$325,586	$7,616,624	$(7,870,099)	$4,675,476
Stock based Compensation	-	-	-	-	-	-	21,996	-	21,996
8% Dividends on preferred stock	-	240,000	-	80,000	-	-	(320,000)	-	-
Dividend payments	-	(60,000)	-	(20,000)	-	-	-	-	(80,000)
Net income	-	-	-	-	-	-	-	600,057	600,057
Balances on March 31, 2021	500,000	3,695,998	166,667	1,147,367	3,255,887	325,586	7,318,620	(7,270,042)	5,217,529
Stock-based compensation	-	-	-	-	-	-	19,733	-	19,733
8% Dividends on preferred stock	-	240,000	-	80,000	-	-	(320,000)	-	-
Dividend payments	-	(240,000)	-	(80,000)	-	-	-	-	(320,000)
Net income	-	-	-	-	-	-	-	1,309,738	1,309,738
Balances on March 31, 2022	500,000	$3,695,998	166,667	$1,147,367	3,255,887	$325,586	$7,018,353	$(5,960,304)	$6,227,000

The accompanying notes are an integral part of the consolidated financial statements.

TEL-INSTRUMENT ELECTRONICS CORP.

Consolidated Statements of Cash Flows

	For the years ended March 31,
	2022	2021
Cash flows from operating activities:
Net income	$1,309,738	$600,057
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Deferred income taxes	175,453	(27,027)
Depreciation and amortization	95,904	125,120
Loss on sale of equipment	5,596	-
Non-cash lease expense	201,884	214,793
Forgiveness of PPP Loan	(722,577)	(722,577)
(Recovery of) provision for inventory obsolescence	(61,932)	25,000
Non-cash stock-based compensation	19,733	21,996

Changes in assets and liabilities:
Decrease (increase) in accounts receivable	884,281	(521,677)
Decrease (increase) in inventories	679,424	(370,310)
Decrease in prepaid expenses and other assets	19,027	189,889
(Decrease) increase in accounts payable	(499,660)	166,338
Increase in accrued legal damages	208,250	231,474
(Decrease) increase in deferred revenues	(74,231)	10,839
(Decrease) in accrued payroll, vacation pay & withholdings	(46,694)	(55,500)
(Decrease) in operating lease liabilities	(201,884)	(214,793)
(Decrease) increase in accrued expenses	(191,829)	70,762
Net cash provided by (used in) operating activities	1,800,483	(255,616)

Cash flows from investing activities:
Acquisition of equipment	(16,068)	(67,902)
Net cash used in investing activities	(16,068)	(67,902)

Cash flows from financing activities:
Payment of dividends	(320,000)	(80,000)
Proceeds from PPP loans	-	1,445,154
Repayment of line of credit	-	(680,000)
Repayment of capitalized lease obligations	-	(50)
Net cash (used in) provided by financing activities	(320,000)	685,104

Net increase in cash and restricted cash	1,464,415	361,586
Cash and restricted cash at beginning of year	5,496,325	5,134,739
Cash and restricted cash at end of year	$6,960,740	$5,496,325

End of year
Cash	$4,949,690	$3,485,275
Restricted cash	2,011,050	2,011,050
	$6,960,740	$5,496,325
Beginning of year
Cash	$3,485,275	$3,126,195
Restricted cash	2,011,050	2,008,544
	$5,496,325	$5,134,739
Supplemental cash flow information:
Interest paid	$-	$19,497

TEL-INSTRUMENT ELECTRONICS CORP.

Consolidated Statements of Cash Flow (continued)

Supplemental disclosure of non-cash financing activities:

a)	The Company recorded $1,830,858 of right-of-use assets and related operating leases liabilities for the year ended March 31, 2021.

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

TEL-INSTRUMENT ELECTRONICS CORP.

Notes To Consolidated Financial Statements

1. Business, Organization, and Liquidity

Business and Organization

Tel-Instrument Electronics Corp. (“Tel,” “TIC,” or the “Company”) has been in business since 1947. The Company is a leading designer and manufacturer of avionics test and measurement instruments for the global, commercial air transport, general aviation, and government/military defense markets. Tel provides instruments to test, measure, calibrate, and repair a wide range of airborne navigation and communication equipment. The Company sells its equipment in both domestic and international markets. Tel continues to develop new products in anticipation of customers’ needs and to maintain its strong market position. Its development of multi-function testers has made it easier for customers to perform ramp tests with less operator training, fewer test sets, and lower product support costs. The Company has become a major manufacturer and supplier of Identification Friend or Foe (“IFF”) flight line test equipment over the last two decades.

Liquidity and PPP Loans

On March 31, 2022, the Company had positive working capital of $3,671,667, as compared to working capital of $3,159,731 on March 31, 2021. This included $7.0 million of cash including the $2 million supersedes appeal bond. The Company also has current borrowing capacity of $690,000 under the Company’s line of credit agreement. As discussed in Note 19 of the consolidated financial statements, the Company has recorded total damages of $6,097,273, including accrued interest, as a result of the jury verdict associated with the Aeroflex litigation as well as the Court’s decision on punitive damages.

There was a $3.5 million sales order backlog on March 31, 2022.

Bank of America renewed our line of credit with a maturity date of July 30, 2022. As of March 31, 2022, the line of credit draw remains at zero, with $690,000 available.

On March 27, 2020, former President Trump signed the Coronavirus Aid, Relief and Economic Security (the “CARES Act”), which, among other things, outlines the provisions of the Paycheck Protection Program (the “PPP”). The Company determined that it met the criteria to be eligible to obtain a loan under the PPP because, among other reasons, in light of the COVID-19 outbreak and the uncertainty of economic conditions related thereto, the loan was considered necessary to support the Company’s ongoing operations and retain all its employees. In addition, former President Trump signed into law the Paycheck Protection Program and Health Care Enhancement Act on April 24, 2020, which increased funding provided by the CARES Act. On May 4, 2020, the Company issued a promissory note (the “Note”) to Bank of America in the principal aggregate amount of $772,577 (the “PPP Loan”). The amount was deposited in our bank on May 4, 2020. On June 5, 2020, the Paycheck Protection Program Flexibility Act was signed into law and extended the program until December 31, 2020. TIC qualified for full loan forgiveness on the initial tranche on December 18, 2020.

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

On August 24, 2021, TIC, and the New Jersey Economic Development Authority (NJEDA) signed a small business emergency assistance grant agreement in the amount of $20,000. We received these funds into our bank account on August 30, 2021 from NJEDA.

Moving forward, we believe that our expected cash flows from operations and current cash balances, which amounted to approximately $7.0 million, including the approximately $2 million in restricted cash will be sufficient to operate in the normal course of business for next 12 months from the issuance date of these consolidated financial statements, including any payments for settlement of the litigation.

Currently, the Company has no material future capital expenditure requirements.

There was no significant impact on the Company’s operations as a result of inflation during fiscal Q4 ended March 31, 2022.

TEL-INSTRUMENT ELECTRONICS CORP.

Notes To Consolidated Financial Statements

1. Business, Organization, and Liquidity (continued)

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

2. Summary of Significant Accounting Policies

Principles of Consolidation:

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and include the Company and its wholly-owned subsidiary. All significant inter-company accounts and transactions have been eliminated.

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

When determining the transaction price of a contract, an adjustment is made if payment from the customer occurs either significantly before or significantly after performance, resulting in a significant financing component. Applying the practical expedient in paragraph 606-10-32-18, the Company does not assess whether a significant financing component exists if the period between when the Company performs its obligations under the contract and when the customer pays is one year or less. None of the Company’s contracts contained a significant financing component as of March 31, 2022.

Replacement Parts

The Company offers replacement parts for test equipment, ramp testers, and bench testers. Similar to the sale of test units, the control of the product transfers at a point of time and therefore, revenue is recognized at the point in time when the obligation to the customer has been fulfilled.

Extended Warranties

The extended warranties sold by the Company provide a level of assurance beyond the coverage for defects that existed at the time of a sale or against certain types of covered damage with coverage terms generally ranging from 5 to 7 years. Amounts received for warranties are recorded as deferred revenue and recognized as revenue ratably over the respective term of the agreements. As of March 31, 2022, approximately $386,907 is expected to be recognized from remaining performance obligations for extended warranties as compared to $408,219 on March 31, 2021. For the year ended March 31, 2022, the Company recognized revenue of $75,791 from amounts that were included in Deferred Revenue as compared to $86,588 for the year ended March 31, 2021.

TEL-INSTRUMENT ELECTRONICS CORP.

Notes To Consolidated Financial Statements

2. Summary of Significant Accounting Policies (continued)

Revenue Recognition (continued):

The following table provides a summary of the changes in deferred revenues related to extended warranties for the year ended March 31, 2022:

Deferred revenues related to extended warranties on April 1, 2021	$408,219
Additional extended warranties	54,479
Revenue recognized for the year ended March 31, 2022	(75,791)
Deferred revenues related to extended warranties on March 31, 2022	$386,907

Other Deferred Revenues

The Company sometimes receives payments in advance of shipment. These amounts are classified as other deferred revenues. For the period ended March 31, 2022, the Company has other deferred revenues of $21,999 and $74,920 for the prior year ended March 31, 2021.

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

TEL-INSTRUMENT ELECTRONICS CORP.

Notes To Consolidated Financial Statements

2. Summary of Significant Accounting Policies (continued)

Revenue Recognition (continued):

Disaggregation of revenue

In the following tables, revenue is disaggregated by revenue category.

	For the Year Ended March 31, 2022
	Commercial	Government
Sales Distribution
Test Units	$409,594	$10,307,842
	$409,594	$10,307,842

The remainder of our revenues for the year ended March 31, 2022, are derived from repairs and calibration of $1,853,665, replacement parts of $229,058, extended warranties of $75,791 and other miscellaneous income of $56,840.

	For the Year Ended March 31, 2021
	Commercial	Government
Sales Distribution
Test Units	$325,195	$9,858,537
	$325,195	$9,858,537

The remainder of our revenues for the year ended March 31, 2021, are derived from repairs and calibration of $1,169,399, replacement parts of $142,801, extended warranties of $86,588.

In the following table, revenue is disaggregated by geography.

	For the Year Ended March 31, 2022	For the Year Ended March 31, 2021
Geography
United States	$8,175,301	$5,511,516
International	4,757,489	6,071,004
Total	$12,932,790	$11,582,520

Fair Value of Financial Instruments:

Accounting Standards Codification subtopic 825-10, Financial Instruments ("ASC 825-10") requires disclosure of the fair value of certain financial instruments. The carrying value of cash, accounts payable and accrued liabilities as reflected in the balance sheets, approximate fair value because of the short-term maturity of these instruments. All other significant financial assets, financial liabilities and equity instruments of the Company are either recognized or disclosed in the financial statements together with other information relevant for making a reasonable assessment of future cash flows, interest rate risk and credit risk. Where practicable the fair values of financial assets and financial liabilities have been determined and disclosed; otherwise only available information pertinent to fair value has been disclosed. The Company follows Accounting Standards Codification subtopic 820-10, Fair Value Measurements and Disclosures ("ASC 820-10") and ASC 825-10, which permits entities to choose to measure many financial instruments and certain other items at fair value.

Cash: Cash primarily consists of deposits held at major banks.

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

Accounts Receivable: The Company’s avionics customer base is primarily comprised of airlines, distributors, and the U.S. Government. As of March 31, 2022, the Company believes it has no significant credit risk related to its concentration within its accounts receivable.

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

Engineering, Research and Development Costs:

Engineering, research, and development costs are expensed as incurred.

Deferred Revenues:

Amounts billed in advance of the period in which the service is rendered, or product delivered are recorded as deferred revenue. On March 31, 2022, and 2021, deferred revenues totaled $408,906 and $483,139, respectively. See above for additional information regarding our revenue recognition policies.

TEL-INSTRUMENT ELECTRONICS CORP.

Notes To Consolidated Financial Statements

2. Summary of Significant Accounting Policies (continued)

Net Income (Loss) per Common Share Attributable to Common Shareholders:

Net income (loss) per share attributable to common stockholders has been computed according to Accounting Standards Codification (“ASC 260”), Earnings per Share, which requires a dual presentation of basic and diluted income (loss) per share (“EPS”). Basic EPS attributable to common stockholders represents net income (loss) less preferred dividends divided by the weighted average number of common shares outstanding during a reporting period. Diluted EPS attributable to common stockholders reflects the potential dilution that could occur if securities, including preferred stock, warrants and options, were converted into common stock. The dilutive effect of outstanding warrants and options is reflected in earnings per share by use of the treasury stock method. The dilutive effect of preferred stock is reflected in earnings per share by use of the if-converted method. In applying the treasury stock method for stock-based compensation arrangements, the assumed proceeds are computed as the sum of the amount the employee must pay upon exercise and the amounts of average unrecognized compensation.

Income Taxes

The Company accounts for income taxes using the asset and liability method described in FASB ASC 740, Income Taxes Deferred tax assets arise from a variety of sources, the most significant being a) tax losses that can be carried forward to be utilized against profits in future years; b) expenses recognized for financial reporting purposes but disallowed in the tax return until the associated cash flow occurs; and c) valuation changes of assets which need to be tax effected for book purposes but are deductible only when the valuation change is realized.

Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using enacted tax rates and laws that are expected to be in effect when such differences are expected to reverse. The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance for any tax benefit which is not more likely than not to be realized. In assessing the need for a valuation allowance, future taxable income is estimated, considering the realization of tax loss carryforwards. Valuation allowances related to deferred tax assets can also be affected by changes to tax laws, changes to statutory tax rates and future taxable income levels. In the event it was determined that the Company would not be able to realize all or a portion of our deferred tax assets in the future, we would reduce such amounts through a charge to income in the period in which that determination is made. Conversely, if we were to determine that we would be able to realize our deferred tax assets in the future in excess of the net carrying amounts, we would decrease the recorded valuation allowance through an increase to income in the period in which that determination is made. In its evaluation of a valuation allowance the Company considers existing contracts and backlog, and the probability that options under these contract awards will be exercised as well as sales of existing products. The Company prepares profit projections based on the revenue and expenses forecast to determine that such revenues will produce sufficient taxable income to realize the deferred tax assets.

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

TEL-INSTRUMENT ELECTRONICS CORP.

Notes To Consolidated Financial Statements

2. Summary of Significant Accounting Policies (continued)

Income Taxes (continued):

During the years ended March 31, 2022, and 2021 the Company did not incur any expense related to interest or penalties for income tax matters, and no such amounts were accrued as of March 31, 2022, and 2021. The Company’s tax years remain open for examination by the tax authorities primarily beginning 2019 through present.

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

Long-Lived Assets:

The Company assesses the recoverability of the carrying value of its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future, undiscounted cash flows expected to be generated by an asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. No impairment losses have been recognized for the years ended March 31, 2022, and 2021, respectively.

Use of Estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires that management make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The most significant estimates include income taxes, warranty claims, inventory, and accounts receivable valuations.

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

Warranty Expenses:

Warranty reserves are based upon historical rates and specific items that are identifiable and can be estimated at time of sale. While warranty costs have historically been within the Company’s expectations and the provisions established, future warranty costs could be in excess of the Company’s warranty reserves. A significant increase in these costs could adversely affect the Company’s operating results for the period and the periods these additional costs materialize. Warranty reserves are adjusted from time to time when actual warranty claim experience differs from estimates. For the year ended March 31, 2022, warranty reserve costs were $38,236 as compared to $64,092 for the year ended March 31, 2021, and are included in Cost of Sales in the accompanying consolidated statement of operations. See Note 7 for warranty reserves.

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

The ongoing COVID-19 pandemic has resulted and continues to result in significant financial market volatility and uncertainty in recent months. In addition, U.S. and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the start of the military conflict between Russia and Ukraine. A continuation or worsening of the levels of market disruption and volatility seen in the recent past could have an adverse effect on our ability to access capital and on the market price of our common stock, and we may not be able to successfully raise capital through the sale of our securities.

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

3. Accounts Receivable

The following table sets forth the components of accounts receivable:

	March 31,
	2022	2021
Government	$697,731	$1,700,907
Commercial	358,734	239,914
Less: Allowance for doubtful accounts	(7,425)	(7,500)
	$1,049,040	$1,933,321

4. Inventories

Inventories consist of:

	March 31,
	2022	2021
Purchased parts	$2,371,105	$2,912,599
Work-in-process	962,460	1,020,402
Finished goods	-	79,988
Less: Allowance for obsolete inventory	(513,068)	(575,000)
	$2,820,497	$3,437,989

Work-in-process inventory includes $838,490 and $1,003,514 for government contracts on March 31, 2022, and 2021, respectively.

TEL-INSTRUMENT ELECTRONICS CORP.

Notes To Consolidated Financial Statements (Continued)

5. Equipment and Leasehold Improvements

Equipment and leasehold improvements consist of the following:

	March 31,
	2022	2021
Leasehold improvements	$127,655	$127,655
Machinery and equipment	1,906,983	1,924,902
Automobiles	23,712	23,712
Sales equipment	595,475	595,475
Assets under finance leases	637,189	637,189
Less: Accumulated depreciation & amortization	(3,175,676)	(3,108,164)
	$115,338	$200,769

Depreciation and amortization expense related to the assets above for the years ended March 31, 2022, and 2021 was $95,904 and $125,120, respectively.

6. Restricted Cash to Support Appeal Bond

In January 2018, the Company transferred $2,000,000 to a restricted cash account to secure a letter of credit which was used for collateral for the appeal bond (See Note 19).

7. Accrued Expenses

Accrued vacation pay, payroll and payroll withholdings consist of the following:

	March 31,
	2022	2021

Accrued vacation pay	$185,735	$403,759
Accrued profit sharing	163,132	-
Accrued compensation and payroll withholdings	61,671	53,473
	$410,538	$457,232

Accrued vacation pay, payroll and payroll withholdings include $23,262 and $55,474 on March 31, 2022, and 2021, respectively, which is due to officers.

Accrued expenses - other consist of the following:

	March 31,
	2022	2021

Accrued commissions	$11,706	$14,918
Accrued legal costs	6,061	10,519
Warranty reserve	87,407	90,752
Accrued purchase	39,021	218,032
Other	29,950	31,754

	$174,145	$365,975

TEL-INSTRUMENT ELECTRONICS CORP.

Notes To Consolidated Financial Statements (Continued)

7. Accrued Expenses (continued)

The following table provides a summary of the changes in warranty reserves for the years ended March 31, 2022, and 2021:

	March 31,
	2022	2021
Warranty reserve, at beginning of period	$90,752	$118,734
Warranty expense	38,236	64,092
Warranty deductions	(41,581)	(92,074)
Warranty reserve, at end of period	$87,407	$90,752

8. Income Taxes

Income tax provision (benefit):

	Fiscal Year Ended
	March 31,	March 31,
	2022	2021
Current:
Federal	$-	$-
State and local	-	-

Total current tax provision	-	-

Deferred:
Federal	178,780	(26,788)
State and local	(3,327)	(239)
Release of valuation allowance	-	-

Total deferred tax provision (benefit)	175,453	(27,027)

Total provision (benefit)	$175,453	$(27,027)

The approximate values of the components of the Company’s deferred taxes on March 31, 2022, and 2021 are as follows:

	March 31,	March 31,
	2022	2021
Deferred tax assets (liabilities):
Net operating loss carryforwards	$706,643	$849,387
Tax credits	329,032	329,032
Charitable contributions	52	716
Legal damages	1,291,734	1,243,370
Allowance for doubtful accounts	1,572	1,576
Reserve for inventory obsolescence	108,696	120,815
Vacation accrual	39,349	87,579
Warranty reserve	18,518	19,068
Deferred revenues	86,629	101,514
Stock options	15,819	15,689
Gain on Sale of Asset	350	345
Depreciation	1,193	5,949
Deferred tax asset	2,599,587	2,775,040
Less valuation allowance	(100,000)	(100,000)

Deferred tax asset, net	$2,499,587	$2,675,040

TEL-INSTRUMENT ELECTRONICS CORP.

Notes To Consolidated Financial Statements (Continued)

8. Income Taxes (continued)

The recognized deferred tax asset is based upon the expected utilization of its benefit from future taxable income. The Company has federal net operating loss (“NOL”) carryforwards of  $3,346,299 as of March 31, 2022. These carryforward losses are available to offset future taxable income and begin to expire in the year 2027. New Jersey State NOL carryforwards were  $2,114,223 as of March 31, 2022. New Jersey State NOL carryforwards expire in 20 years, and certain of these amounts begin to expire in 2030.

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

A reconciliation of the income tax expense (benefit) provision at the statutory Federal tax rate of 21% for the years ended March 31, 2022, and 2021, respectively, to the income tax benefit provision recognized in the financial statements is as follows:

	March 31,	March 31,
	2022	2021

Income tax provision – statutory rate	$311,492	$120,704
Income tax expenses – state and local, net of federal benefit	2,949	(14)
Permanent items	4,144	4,864
PPP loan forgiveness	(151,741)	(151,741)
Other	8,609	(840)
Income tax provision (benefit)	$175,453	$(27,027)

9. Related Parties

The Company has obtained marketing and sales services from a brother-in-law of the Company’s CEO with the related fees and commissions amounting to $145,898 and $121,769 for the years ended March 31, 2022, and 2021, respectively. On March 31, 2022, $6,000 was due this individual, which is included in accounts payable in the accompanying consolidated balance sheet.

10. Line of Credit

The Company has a line of credit with Bank of America with open availability up to $690,000, with monthly payments of interest only. The borrowing base calculation is tied to accounts receivable and is collateralized by substantially all of the assets of the Company. Interest on any outstanding balance is payable monthly at an annual interest rate equal to the LIBOR (London Interbank Offered Rates) daily float plus 3.75 percentage points.

During the year ended March 31, 2021, the Company repaid $680,000 against this line of credit. As of March 31, 2022, and March 31, 2021, the outstanding balances were $0 and $0, respectively. The interest rate on March 31, 2022, was 5%.

On March 31, 2021, Bank of America further extended the maturity date of our line of credit from March 31, 2021, to June 30, 2021, and thereafter renewed with a maturity date of July 30, 2022.

11. Employee Benefit Plan

The Company sponsors a 401k Plan in which employee contributions on a pre-tax basis are supplemented by matching contributions by the Company. The Company charged to operations $70,711 and $59,177 as its matching contribution to the Company’s 401k Plan for the years ended March 31, 2022, and 2021, respectively.

TEL-INSTRUMENT ELECTRONICS CORP.

Notes To Consolidated Financial Statements (Continued)

12. Operating Lease Liability

The Company leases its general office and manufacturing facility in East Rutherford, NJ with monthly payments of $18,467 under an operating lease agreement which expired July 31, 2016. The lease is for a five year period, beginning August 1, 2011, with a five year option in a one-story facility. In June 2016, the Company extended the lease term for another five years until August 2021. Under terms of the lease, the Company is also responsible for its proportionate share of the additional rent to include all real estate taxes, insurance, snow removal, landscaping, and other building charges. The Company is also responsible for the utility costs for the premises. During April 2021, the Company extended the lease term for another eight years until August 31, 2029. Under the extended lease all terms remain the same, with the exception of the monthly payment of $18,467 escalating to $23,083 commencing September 1, 2021. As a result, the Company recorded $1,830,858 of right-of-use assets and related operating leases liabilities during the year ended March 31, 2021.

The Company leases a small office in Lawrence, Kansas under an operating lease agreement which expired March 30, 2022, and was renewed for an additional 12 months, expiring on March 31, 2023.

The Company's leases generally do not provide an implicit rate, and therefore the Company uses its incremental borrowing rate as the discount rate when measuring operating lease liabilities. The incremental borrowing rate represents an estimate of the interest rate the Company would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of a lease. The Company estimated its incremental borrowing rate based on its credit quality, line of credit agreement and by comparing interest rates available in the market for similar borrowings. The Company used a discount rate of 3.9% for both March 31, 2022, and 2021, respectively.

The following table reconciles the undiscounted future minimum lease payments (displayed by year and in the aggregate) under non-cancelable operating leases with terms of more than one year to the total lease liabilities recognized on the consolidated balance sheet as of March 31, 2022:

2023	$254,840
2024	254,840
2025	254,840
2026	267,767
2027	277,000
Thereafter	669,416
Total undiscounted future minimum lease payments	1,978,703
Less: Difference between undiscounted lease payments and discounted lease liabilities	(257,782)
Present value of net minimum lease payments	1,720,921
Less current portion	(194,370)
Operating lease liabilities – long-term	$1,526,551

Total rent expense for the years ended March 31, 2022, and 2021 were $395,558 and $364,582, respectively

13. Significant Customer Concentrations

Domestic commercial sales are made throughout the U.S. to commercial airlines and general aviation businesses directly or through distributors. There were $2,482,424 in domestic commercial sales in fiscal year 2022 and there was one (1) direct commercial customer who accounted for more than 10% of domestic commercial sales, DFAS (22%). The Company has one domestic distributor which receives discounts ranging between 16%-20% discount for stocking, selling, and, in some cases, providing product calibration and repairs. The loss of this distributor would not have a material adverse effect on the Company or its operations. Our commercial distributor represented approximately 14% and 8%, respectively, of commercial sales during fiscal years 2022 and 2021.

TEL-INSTRUMENT ELECTRONICS CORP.

Notes To Consolidated Financial Statements (Continued)

13. Significant Customer Concentrations (continued)

Marketing to the U.S. Government is made directly by employees of the Company or through independent sales representatives, who receive similar commissions to the commercial distributors. For the years ended March 31, 2022, and 2021, sales to the U.S. Government, including shipments through the government’s logistics centers, represented approximately 26% and 38%, respectively, of total sales. For the year ended March 31, 2022, two (2) direct customers represented 20% and 12% of total sales and 25% and 10% of government sales, respectively. Two (2) international distributors represented 13% and 12% of total sales and two (2) represented 16% and 15% of government sales for the year ended March 31, 2022. For the year ended March 31, 2021, two (2) direct customers represented 10% and 33% of total sales and 12% and 39% of government sales, respectively. No international distributor represented 10% of total sales or 10% of government sales for the year ended March 31, 2021.

Net sales to foreign customers, which, for the most part, are international distributors were $4,757,489 and $6,071,004 for the years ended March 31, 2022, and 2021, respectively. All other sales were to customers located in the U.S. The following table presents net sales by U.S. and foreign countries:

	2022	2021
United States	$8,175,301	$5,511,516
Foreign countries	4,757,489	6,071,004
Total Avionics Sales	$12,932,790	$11,582,520

Net sales related to any single foreign country more than 10% of consolidated net sales included two (2) foreign countries for fiscal year ended March 31, 2022. They were United Kingdom (13%) and Korea (13%), none in the previous fiscal year. The Company had no assets outside the United States.

Receivables from the U.S. Government represented approximately 11% and 5.2%, respectively, of total receivables on March 31, 2022, and 2021, respectively. As of March 31, 2022, there was one individual customer that represented 11.2%  of the Company’s total outstanding accounts receivable. As of March 31, 2021, three individual customers represented in total 81% of the Company’s outstanding accounts receivable, ranging between 38% and 19% of the Company’s outstanding accounts receivable on March 31, 2021.

Total sales by test set product that were more than 10% of consolidated net sales were the T-47/M5 dual (28%), AN/USM-708 (18%) and the T-47/NH (14%) for the year ended March 31, 2022.  Total sales by test set product that were more than 10% of consolidated net sales were the T-47/M5 (37%), AN/USM-708 (10%) and the T-47/NH (14%) for the year ended March 31, 2021.

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

The shares of Series A Preferred have a stated value of $6.00 per share (the “Series A Stated Value”) and are convertible into Common Stock at a price of $3.00 per share. The holders of shares of the Series A Preferred shall be entitled to receive dividends out of any assets legally available, to the extent permitted by New Jersey law, at an annual rate equal to 8% of the Series A Stated Value of such shares of Series A Preferred, calculated on the basis of a 360 day year, consisting of twelve 30-day months, and shall accrue from the date of issuance of such shares of Series A Preferred, payable quarterly in cash. Any unpaid dividends shall accrue at the same rate. To the extent not paid on the last day of March, June, September and December of each calendar year, all dividends on any share of Series A

TEL-INSTRUMENT ELECTRONICS CORP.

Notes To Consolidated Financial Statements (Continued)

14. Series A 8% Convertible Preferred Stock (continued)

Preferred shall accumulate whether or not declared by the Board and shall remain accumulated dividends until paid. As of March 31, 2022, the Company recognized $695,998 as deemed dividends and are included in the carrying value of the Series A Convertible Preferred Stock. The Holders will vote together with the holders of the Company’s Common Stock on an as-converted basis on each matter submitted to a vote of holders of Common Stock (whether at a meeting of shareholders or by written consent). Effective beginning on the third anniversary of the Original Issue Date, and upon 30 days’ written notice to the Holders of Series A Preferred, the Company may, in its sole discretion, redeem the Series A Preferred at the aggregate Series A Stated Value plus any accrued and accumulated but unpaid dividends. During the years ended March 31, 2022 and 2021, the Company paid dividends of $240,000 and $20,000, respectively.

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

The shares of Series B Preferred have a stated value of $6.00 per share (the “Series B Stated Value”) and are convertible into Common Stock at a price of $2.00 per share. The holder of shares of the Series B Preferred shall be entitled to receive dividends out of any assets legally available, to the extent permitted by New Jersey law, at an annual rate equal to 8% of the Series B Stated Value of such shares of Series B Preferred, calculated on the basis of a 360 day year, consisting of twelve 30-day months, and shall accrue from the date of issuance of such shares of Series B Preferred, payable quarterly in cash. Any unpaid dividends shall accrue at the same rate. To the extent not paid on the last day of March, June, September and December of each calendar year, all dividends on any share of Series B Preferred shall accumulate whether or not declared by the Board and shall remain accumulated dividends until paid. As of March 31, 2022, the Company recognized $147,367 as deemed dividends and are included in the carrying value of the Series B Convertible Preferred Stock. The Holders will vote together with the holders of the Company’s Common Stock on an as-converted basis on each matter submitted to a vote of holders of Common Stock (whether at a meeting of shareholders or by written consent). Effective beginning on the third anniversary of the Original Issue Date, and upon 30 days’ written notice to the Holders of Series B Preferred, the Company may, in its sole discretion, redeem the Series B Preferred at the aggregate Series B Stated Value plus any accrued and accumulated but unpaid dividends. During the years ended March 31, 2022 and 2021, the Company paid dividends of $80,000 and $60,000, respectively.

16. Stock Option Plans

The Board of Directors (the “Board”) adopted on January 18, 2017, and ratified by the shareholders at the Annual Meeting on January 18, 2017, the Company’s 2016 Stock Option Plan (the “Plan”). The Plan provides for the granting of incentive stock options, by a committee to be appointed by the Board (both the Board and the Committee are referred to herein as the “Committee”) to directors, officers, and employees (excluding directors and officers who are not employees) to purchase shares of the Common Stock of the Company, par value $0.10 per share (the “Stock”), in accordance with the terms and provisions. The 2016 Plan reserves for issuance, options to purchase up to 250,000 shares of its common stock. Options granted under the plan are exercisable up to a period of five years from the date of grant at an exercise price which is not less than the fair market value of the common stock at the date of grant, except to a shareholder owning 10% or more of the outstanding common stock of the Company, as to which the exercise price must be not less than 110% of the fair market value of the common stock at the date of grant. Options are exercisable on a cumulative basis, 20% at or after each of the first, second, and third anniversary of the grant and 40% after the fourth year anniversary. During fiscal year 2022, the Company granted 23,000 stock options at a price of $2.99 per share, the fair market value on the grant date.

TEL-INSTRUMENT ELECTRONICS CORP.

Notes To Consolidated Financial Statements (Continued)

16. Stock Option Plans (continued)

The fair value of each option awarded is estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table. Expected volatilities are based on historical volatility of Common Stock. The expected life of the options granted represents the period of time from date of grant to expiration (5 years). The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant. The per share weighted-average fair value of stock options granted for the years ended March 31, 2022, and 2021 were $1.02 and $1.03, respectively, on the date of grant using the Black Scholes option-pricing model with the following assumptions:

	Dividend	Risk-free
	Yield	Interest rate	Volatility	Life
2022	0.0%	0.78%	82.69%	5 years
2021	0.0%	0.50%	37.32%	5 years

A summary of the status of the Company’s stock option plans for the fiscal years ended March 31, 2022, and 2021 and changes during the years are presented below (in number of options):

	Number of Options	Average Exercise Price	Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding options on April 1, 2020	118,500	$3.98	2.8 years	$13,295
Options granted	15,000	$3.11
Options exercised	-	$-
Options canceled/forfeited	(35,000)	$5.85

Outstanding options on March 31, 2021	98,500	$3.19	3.3 years	$30,835
Options granted	23,000	$2.94
Options exercised	-	$-
Options canceled/forfeited	(10,000)	$3.19

Outstanding options on March 31, 2022	111,500	$3.14	2.72 years	$3,680

Vested Options:
March 31, 2022:	36,900	$3.21	2.0 years	$-
March 31, 2021:	19,700	$3.22	2.8 years	$5,567

Remaining options available for grant were 138,500 and 151,500 as of March 31, 2022, and 2021, respectively.

For the years ended March 31, 2022, and 2021, the unamortized compensation expense for stock options was $45,924 and $60,013, respectively. Unamortized compensation expense is expected to be recognized over a weighted-average period of approximately 2.16 years.

The compensation cost that has been charged was $19,733 and $21,996 for the fiscal years ended March 31, 2022, and 2021, respectively.

TEL-INSTRUMENT ELECTRONICS CORP.

Notes To Consolidated Financial Statements (Continued)

17. Net Income (Loss) per Share

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

	March 31, 2022	March 31, 2021
Basic net income per share computation:
Net income	$1,309,738	$600,057
Less: Preferred dividends	(320,000)	(320,000)

Net income attributable to common shareholders	989,738	280,057
Weighted-average common shares outstanding	3,255,887	3,255,887
Basic net income per share	$0.30	$0.09
Diluted net income per share computation
Net income attributable to common shareholders	$989,738	$280,057
Add: Preferred dividends	320,000	320,000
Diluted income attributable to common shareholders	$1,309,738	$600,057
Weighted-average common shares outstanding	3,255,887	3,255,887
Incremental shares attributable to the assumed conversion of preferred stock	1,839,778	1,817,278
Total adjusted weighted-average shares	5,095,665	5,073,165
Diluted net income per share	$0.26	$0.12

The following table summarizes securities that, if exercised, would have an anti-dilutive effect on earnings per share:

	March 31, 2022	March 31, 2021
Stock options	111,500	98,500
	111,500	98,500

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

Management evaluates the performance of its segments and allocates resources to them based on gross margin. The Company’s general and administrative costs and sales and marketing expenses, and engineering costs are not segment specific. As a result, all operating expenses are not managed on a segment basis. Net interest includes expenses on debt and income earned on cash balances, both maintained at the corporate level. Segment assets include accounts receivable and work-in-process inventory. Asset information, other than accounts receivable and work-in-process inventory, is not reported since the Company does not produce such information internally. All long-lived assets are located in the U.S.

TEL-INSTRUMENT ELECTRONICS CORP.

Notes To Consolidated Financial Statements (Continued)

18. Segment Information (continued)

The tables below present information about reportable segments for the years ended March 31:

				Corporate/
	Avionics	Avionics	Avionics	Reconciling
2022	Government	Commercial	Total	Items	Total
Net sales	$10,363,831	$2,568,959	$12,932,790	$-	$12,932,790
Cost of sales	5,447,287	1,720,163	7,167,450	-	7,167,450

Gross margin	4,916,544	848,796	5,765,340	-	5,765,340

Engineering, research, and development			2,548,626	-	2,548,626
Selling, general, and administrative			770,178	1,480,398	2,250,576
Litigation expenses			-	29,479	29,479
Forgiveness of PPP loan			-	(722,577)	(722,577)
Other income, net			-	(30,254)	(30,254)
Interest income			-	(3,951)	(3,951)
Interest expense - judgment			-	208,250	208,250
			3,318,804	961,345	4,280,149
Income (loss) before income taxes			$2,446,536	$(961,345)	$1,485,191

Segment Assets	$3,273,819	$595,718	$3,869,537	$11,575,735	$15,445,272

				Corporate/
	Avionics	Avionics	Avionics	Reconciling
2021	Government	Commercial	Total	Items	Total
Net sales	$9,858,537	$1,723,983	$11,582,520	$-	$11,582,520
Cost of sales	5,474,587	1,325,434	6,800,021	-	6,800,021

Gross margin	4,383,950	398,549	4,782,499	-	4,782,499

Engineering, research, and development			2,295,901	-	2,295,901
Selling, general, and administrative			767,579	1,397,611	2,165,190
Litigation expenses			-	248,004	248,004
Forgiveness of PPP loan			-	(722,577)	(722,577)
Other income			-	(30,819)	(30,819)
Interest income			-	(7,483)	(7,483)
Interest expense - judgment			-	231,474	231,474
Interest expense - other			-	29,779	29,779
			3,063,480	1,145,989	4,209,469
Income (loss) before income taxes			$1,719,019	$(1,145,989)	$573,030

Segment Assets	$4,920,076	$451,234	$5,371,310	$10,593,116	$15,964,426

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

The Journal Entry of Judgment including judgment against the Company in the amount of $1.3 million for tortious interference with prospective business advantage, of $1.5 million for tortious interference with existing contracts, and $2.1 million in punitive damages was entered on November 22, 2017. Pursuant to K.S.A. 16-204(d) “any judgment rendered by a court of this state on or after July 1, 1986, shall bear interest on and after the day on which judgment is rendered at the rate provided by subsection (e). The Kansas Secretary of State publishes the rate amount. The amount published for July 1, 2017, through June 30, 2018, was 5.75%, 6.5% July 1, 2018, through June 30, 2019, 7.0% July 1, 2019, through June 30, 2020, and 4.25% July 1, 2020, through June 30, 2021. The interest rate as of March 31, 2022, was 4.25%. Interest on the $4,900,000 judgment started to accrue on November 22, 2017, the date the judgment was entered. As of March 31, 2022, the outstanding amount of the judgement and accrued interest is $6,097,273.

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

As of March 31, 2022, management performed, with the participation of our Chief Executive Officer and Chief Accounting Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(f) under the Securities Exchange Act of 1934. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Accounting Officer, as appropriate to allow timely decisions regarding required disclosures. The Company is considered a smaller reporting company under the appropriate SEC guidance and is currently exempt, based on Section 404(b), from attestation requirements on their internal control over financial reporting. Based on the evaluation required by Rule 13a-15(b) under the Securities Exchange Act of 1934, our Chief Executive Officer and Chief Accounting Officer concluded that as of March 31, 2022, such disclosure controls and procedures were effective.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2022. In making this assessment, Management used the criteria set forth in the framework established by the Committee of Sponsoring Organizations of the Treadway Commission 2013 Internal Control - Integrated Framework (“COSO”). Based on this assessment, Management has not identified any material weaknesses. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the Company’s financial reporting.

Management has concluded that the Company did maintain effective internal control over financial reporting as of March 31, 2022, based on the criteria set forth in 2013 Internal Control—Integrated Framework issued by the COSO.

c) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

Each of our directors holds office until the next annual meeting of our stockholders or until his or her successor has been elected and qualified, or until his or her earlier death, resignation, or removal. Our executive officers are appointed by our Board and serve until their respective successors are elected and appointed and qualify until their earlier resignation or removal from office.

Our current directors and executive officers, their ages, positions held, and duration of such, are as follows:

Name (age)	Position	Year First Elected a director
Stephen A. Fletcher (1) (61)	Director	2011

George J. Leon (2) (3) (78)	Director	1986

Jeffrey C. O’Hara, CPA (1) (4) (64)	Director; President since August 2007; Chief Executive Officer since December 2010; Chief Operating Officer since June 2006; Vice President since 2005	1998

Robert A. Rice (2) (3) (66)	Director	2004

Robert H. Walker (2) (3) (5) (86)	Director and Chairman of the Board since April 2011	1984

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

Background of Directors and Officers

Stephen A. Fletcher is the former Chief Executive Officer of Rand McNally, the country’s most trusted source for maps, navigation, and travel content (“Rand”). At Rand, Mr. Fletcher is driving growth of the Company’s consumer and enterprise businesses through rapid expansion of core product lines and continued innovation of commercial transportation solutions ranging from advanced mileage and routing software to fleet management and electronic tracking. Prior to Rand, Mr. Fletcher served as a WW general manager at Kodak for more than six years and led a far-reaching organization with operations around the globe including research and development in the US, Germany and Singapore and manufacturing in the US, China, and Mexico. Before Kodak, he was President and COO of Konica Minolta Printing Solutions in Ramsey, New Jersey where he quadrupled the business over six years. Mr. Fletcher was also President and CEO of the Tally Printer Corporation in Seattle, Washington and held marketing management positions at Apple Computer and Hewlett Packard.

George J. Leon has served as a member of the Board since 1986. Mr. Leon has substantial experience in finance, and as an investment manager. He is and has been an Investment Manager and beneficiary of the George Leon Family Trust for more than five (5) years.

Jeffrey C. O’Hara, CPA has served as a member of the Board since 1998, and was made a Vice President in 2005, COO in 2006, and has been President since 2007. Mr. O’Hara was appointed Chief Executive Officer of the Company in December 2010. Prior to joining the Company, Mr. O’Hara held various management positions at General Motors, and other mid- sized private companies. Mr. O’Hara has extensive financial; marketing and operations experience and he has held executive positions as both a Chief Financial Officer and President. Mr. O’Hara has also served on several boards of directors of other companies.

Item 10. Directors, Executive Officers, and Corporate Governance (continued)

Background of Directors and Officers (continued)

Robert H. Walker has served as member of our Board since 1984 and was elected Chairman of the Board in April 2011. Mr. Walker, prior to his retirement in 1998, had served as Executive Vice President of Robotic Vision Systems, Inc., which designs, manufactures, markets, and sells automated two-dimensional and three-dimensional machine vision-based products and systems for inspection, measurement, and identification. Mr. Walker also served as Chief Financial Officer of that company, whose shares were listed on the NASDAQ National Market. Mr. Walker qualifies as the Company’s “Audit Committee Financial Expert” as defined in the regulations promulgated under the Securities Exchange Act.

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

Corporate Governance and Board Meetings

The Board is responsible for supervision of the overall affairs of the Company. The Board held two meetings during fiscal year 2022 and each of the nominee directors attended all of the meetings. The Company expects directors to attend all formal Board, committee, and shareholder meetings. Three of the directors, Messrs. Leon, Rice, and Walker, are independent as that term is defined under the Securities Exchange Act of 1934.

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

Audit Committee

The Board established a separately designated standing Audit Committee in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934. The Audit Committee is comprised of Messrs. Walker (Chairman), Leon, and Rice. Messrs. Walker, Leon, and Rice are independent, as that term is defined under the Securities Exchange Act of 1934. Mr. Walker is a financial expert as defined in the rules promulgated by the SEC pursuant to that Act. Mr. Walker served as director and Executive Vice President of Robotic Vision Systems, Inc., a public company, and as its principal financial officer for over 15 years.

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

Item 10. Directors, Executive Officers, and Corporate Governance (continued)

During fiscal 2022, all three members of the Audit Committee attended all four (4) of the Audit Committee meetings. In the opinion of the Board, and as defined under the Securities Exchange Act of 1934, Messrs. Walker, Leon, and Rice are independent of management and free of any relationship which might interfere with their exercise of independent judgment as members of this committee.

The Audit Committee has: (i) reviewed and discussed with management, and with Friedman LLP, (the “Auditor”) the Company’s audited financial statements for the fiscal year ended March 31, 2022; (ii) reviewed and discussed with management, and with our Auditor the Company’s interim financial statements for the periods ended June 30, 2021, September 30, 2021 and December 31, 2021; (iii) discussed with the Auditor the matters required to be discussed by PCAOB Standard 16, as amended, as adopted by the Public Company Accounting Oversight Board; (iv) received the written disclosures and the letter from the Auditor required by applicable requirements of the Public Company Accounting Oversight Board regarding the Auditor’ communications with the Audit Committee concerning independence; and (v) discussed with the Auditor their independence from the Company.  The Audit Committee has also discussed with management of the Company and the Auditor such other matters and received such assurances from them as it deemed appropriate. The Audit Committee meets regularly with management and the Auditor, and then with the Auditor without management present, to discuss the result of the Auditor examination, the evaluation of the Company’s internal control over financial reporting and the overall quality of the Company’s accounting.

Compensation Committee

The Compensation Committee, consisting of the independent directors George J. Leon, Robert A. Rice, and Robert H. Walker, is responsible for (1) reviewing and evaluating employee stock and other compensation programs and plans, (2) determining the compensation of the Chief Executive Officer, and (3) approving compensation arrangements, including keyman incentive compensation and stock option grants, for management and other employees. The Board created the Compensation Committee by resolution giving it the foregoing authority.

The Compensation Committee met once during the 2022 fiscal year; Messrs. Leon, Rice and Walker attended the meeting. Messrs. Leon, Rice, and Walker are independent, as defined under the Securities Exchange Act of 1934. See “Executive Compensation” below for a discussion of the Committee’s processes and procedures for reviewing and determining compensation.

Section 16(a) Beneficial Ownership Reporting Compliance

As of March 31, 2022, the end of the last fiscal year, the Company believes that all officers, directors and 10% beneficial owners, known to the Company, had, during such last fiscal year, timely filed required forms reporting beneficial ownership of Company securities, other than the Form 3 for Pauline Romeo, based solely on review of certain reports filed with the Securities and Exchange Commission pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, and information furnished to the Company.

Code of Ethics

The Company has had corporate governance standards and policies, regulating officer, director, and employee conduct for many years. In fiscal 2004, we reviewed our standards and policies and incorporated them into our Code of Business Conduct, which we believe satisfies the rules promulgated by the SEC. The Board has adopted this written Code of Ethics that applies to all of the Company’s officers and employees, including the Chief Executive Officer and the Chief Accounting Officer. A copy of the Code of Ethics has been previously filed. A copy of the Code of Ethics is available to anyone requesting a copy without cost by writing to the Company, attention Pauline X. Romeo.

Shareholder Recommendations

There have been no material changes to the Company’s procedures by which shareholders may recommend nominees to the Board of Directors since the Company’s last Annual Report on Form 10-K.

Legal Proceedings

There are no material proceedings to which any director or officer, or any associate of any such director or officer, is a party that is adverse to our Company or any of our subsidiaries or has a material interest adverse to our Company or any of our subsidiaries. No director or executive officer has been a director or executive officer of any business which has filed a bankruptcy petition or had a bankruptcy petition filed against it during the past ten years. No director or executive officer has been convicted of a criminal offense or is the subject of a pending criminal proceeding during the past ten years. No director or executive officer has been the subject of any order, judgment or decree of any court permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities, or banking activities during the past ten years. No director or officer has been found by a court to have violated a federal or state securities or commodities law during the past ten years.

Item 11. Executive Compensation

The following table presents information regarding compensation of our principal executive officer, and the most highly compensated executive officers other than the principal executive officer for services rendered during fiscal years 2022 and 2021.

Summary Compensation Table

Grants of Plan-based Awards Table for Fiscal Year

Name and Principal Position	Fiscal Year	Salary ($) (1)	Incentive ($) (2)	Option Awards ($) (3)	All Other Compensation ($) (4)	Total ($)

Jeffrey C. O’Hara, CEO President	2022	227,699	-	5,080	24,333	257,112
	2021	180,000	9,999	-	28,575	218,574

Pauline X. Romeo CAO	2022	130,930	-	2,032	29,408	162,370
	2021	17,500	-	15,488	-	32,988

Joseph P. Macaluso, former PAO	2022	-	-	-	-	-
	2021	135,876	12,500	-	11,706	160,082

(1)	The amounts shown in this column represent the dollar value of base cash salary earned by each named executive officer (“NEO”).
(2)	Incentive compensation for each named executive officer (“NEO”).
(3)

Amounts in this column represent the fair value required by ASC Topic 718 to be included in our financial statements for all options granted during that year (see Note 16 to Notes to the Consolidated Financial Statements).

(4)	The amounts shown in this column represent amounts for medical and life insurance as well as the Company’s match in the 401(k) Plan.

The following table sets forth information on stock options granted during or for the 2022 fiscal year to our named executive officers:

Name	Approval Date	Grant Date	All Other Option Awards: Number of Shares of Stock (#)	Exercise or Base Price of Option Awards ($/Share)	Grant date Fair Value of Option Awards ($)
Jeffrey C. O’Hara	09/02/21	09/02/21	5,000	$2.94	$5,100
Pauline X. Romeo	09/02/21	09/02/21	2,000	$2.94	$2,040

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

Item 11. Executive Compensation (continued)

Outstanding Equity Awards at Fiscal Year End

The following table sets forth the outstanding stock option grants held by named executive officers at the end of the 2022 fiscal year. The option exercise price set forth in the table is based on the closing market price on the date of grant.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable (1)	Option Exercise Price ($)	Option Expiration Date

Pauline X. Romeo	-	2,000	$2.94	9/2/26
Jeffrey C. O’Hara	-	5,000	2.94	9/2/26
Pauline X. Romeo	3,000	12,000	3.11	1/12/26
Jeffrey C. O’Hara	10,000	15,000	3.19	5/08/24

(1)	Options are exercisable, on a cumulative basis, 20% at or after each of the first, second, and third anniversary of the grant and 40% after the fourth year anniversary.

Employment Contracts and Termination of Employment and Change-in-Control

There are no employment contracts, compensatory plans, or arrangements, including payments to be received from the Company with respect to any executive officer of Tel which would in any way result in payments to any such person because of his or her resignation, retirement, or other termination of employment with the Company, any change in control of the Company or a change in the person’s responsibilities following a change in control of the Company.

Options Exercised and Stock Vested During Fiscal Year 2022

No shares were acquired upon exercising options awards by our NEO’s during fiscal year 2022.

Options granted to NEOs are consistent with the terms of options granted to other employees pursuant to the Employee Stock Option Plans (see Note 17 of the Notes to the Consolidated Financial Statements). Options granted to NEOs may be tax sheltered to the grantee, and their value constitutes a charge to the Company (see Notes 2 and 16 to the Consolidated Financial Statements).

Incentive Plan

The Company has a key person incentive compensation program. Each year the Compensation Committee determines a percentage of operating profits to be distributed among senior employees, including NEOs. The percentage determined is based on the general performance of the Company, and the amount of operating profits available for shareholders and for reinvestment in the business. This element of compensation provides an incentive for short-term performance.

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

For the year ended March 31, 2022, the CEO received $0, and the CAO received $0. For the year ended March 31, 2021, the CEO received $9,999 and the CAO received $12,500

Other Benefits

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

Item 11. Executive Compensation (continued)

Director Compensation

Directors who are not employees or officers of the Company receive $1,250 in cash and options, at the then market price, to purchase 1,000 shares of Common Stock for attendance at each in-person meeting and $625 in cash and options to purchase 500 shares of Common Stock for attendance at each formal telephonic meeting of the Board or of a committee of the Board. Non-employee directors may elect annually to accept the foregoing compensation or waive the stock option element and receive the $2,500 in cash for attendance at the in-person meeting and $1,250 in cash for each formal telephone meeting. During fiscal year 2022 non-employee directors earned the following compensation pursuant to this plan.

Name	Cash Compensation	Option Awards ($)(1)(2)	Total $
George J. Leon	$8,750	$-0-	$8,750
Robert A. Rice	$10,000	$-0-	$10,000
Robert H. Walker (3)	$10,000	$-0-	$10,000
Stephen A. Fletcher	$3,750	$-0-	$3,750

(1)	Amounts in this column, if any, represent the fair value required by ASC 718 to be included in our financial statements for all options granted during fiscal year 2022.

(2)	There are no options outstanding for the directors.

(3)	Mr. Walker also receives a monthly stipend of $2,400 for his additional responsibility as Chairman of the Board.

Compensation Policy

The Company does not believe that its compensation policies are reasonably likely to increase corporate risk or have a material adverse effect on the Company.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information known to the Company with respect to the beneficial ownership as of June 16, 2022, by (i) all persons who are beneficial owners of five percent (5%) or more of the Company’s Common Stock, (ii) each director and nominee, (iii) the executive officers, and (iv) all current directors and executive officers as a group. A person is considered to beneficially own any shares: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, or (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days through an exercise of stock options or warrants. Unless otherwise indicated, voting and investment power relating to the shares shown in the tables for our directors and executive officers is exercised solely by the beneficial owner or shared by the owner and the owner’s spouse or children.

For purposes of these tables, a person or group of persons is deemed to have “beneficial ownership” of any shares of Common Stock that such person has the right to acquire within 60 days of June 16, 2022. For purposes of computing the percentage of outstanding shares of our Common Stock held by each person or group of persons, any shares that such person or persons has the right to acquire within 60 days of June 16, 2022, is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters (continued)

Name and Address	Number of Shares Beneficially Owned		Percentage of Class (1)

Named Directors and Officers

Stephen A. Fletcher, Director	7,254	(2)	0.2%
3995 Oleander Court
Orange Beach, AL 36561

George J. Leon, Director	455,971	(3)	14.0%
168 Redpath Avenue
Toronto, Ontario, Canada M4P 2K6

Jeffrey C. O’Hara, CEO, Director	218,156	(4)	6.7. %
853 Turnbridge Circle
Naperville, IL 60540

Robert A. Rice, Director	75,564		2.3%
5 Roundabout Lane
Cape Elizabeth, ME 04107

Robert H. Walker, Director	75,083		2.3%
27 Vantage Court
Port Jefferson, NY 11777

Pauline X. Romeo, CAO	3,000	(4)	0.1%
1 Branca Road East Rutherford, NJ 07073

All officers and directors as a group (6 persons)	835,028	(7)	25.6%

Vincent J. Dowling, Jr.	703,484	(5)	21.6%
54 Ledyard Road
West Hartford, CT 06117

Mrs. Sadie Fletcher	486,293	(6)	14.94%
657 Downing Lane
Williamsville, NY 14221

Vincent J. Dowling, Sr.	506,297	(8)	15.6%
102 Island Creek Drive
Indian River Shores, FL 32963

All officers, directors and 5% holders as a group (8 persons)	2,531,102	(9)	77.7%

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

(2)

Mr. Stephen A. Fletcher is the son of Mr. Harold K. Fletcher, former Chief Executive Officer, and director of the Company. Mr. Stephen A. Fletcher is the son of Mrs. Sadie Fletcher who beneficially owns 486,293 shares by virtue of the Estate of Harold K. Fletcher. Mr. Fletcher disclaims beneficial ownership of the shares owned by the Estate of Harold K. Fletcher.

(3)

Includes 419,921 shares owned by the George Leon Family Trust, of which Mr. Leon is a beneficiary. Mr. Leon acts as manager of the trust assets pursuant to an informal family, oral arrangement, and disclaims beneficial ownership of the shares owned by the trust.

(4)	Includes shares subject to currently exercisable stock options owned by Mr. O’Hara (10,000 shares) and Ms. Romeo (3,000 shares).

(5)

Includes 333,333 shares of common stock that may be acquired upon conversion of the Series A Convertible Preferred Stock as well as an additional 166,815 shares that may be acquired based on accrued dividends. The Holder(s) of the Series A Convertible Preferred Stock can vote together with the holders of the Company’s common stock (“Common Stock”) on an as-converted basis on each matter submitted to a vote of holders of Common Stock (whether at a meeting of shareholders or by written consent). In any such vote, the number of votes that may be cast by a Holder shall be equal to one (1) vote for each Conversion Share underlying such Holder’s outstanding shares of Series A Convertible Preferred Stock, subject to adjustment based on the applicable Maximum Conversion Amount, as of the record date for such vote or written consent or, if there is no specified record date, as of the date of such vote or written consent (see Note 15 to the consolidated financial statements).

(6)

Represents 486,293 shares owned by the Estate of Harold K. Fletcher, former Chief Executive Officer, and director of the Company. Mrs. Fletcher is the mother of Stephen A. Fletcher, a director of the Company.

(7)	Includes 13,000 shares subject to currently exercisable options held by all executive officers and directors of the Company (including those individually named above).

(8)

Includes 166,667 shares of common stock that may be acquired upon conversion of the Series B Convertible Preferred Stock as well as an additional 89,556 shares that may be acquired based on accrued dividends. The Holder(s) of the Series B Convertible Preferred Stock can vote together with the holders of the Company’s common stock (“Common Stock”) on an as-converted basis on each matter submitted to a vote of holders of Common Stock (whether at a meeting of shareholders or by written consent). In any such vote, the number of votes that may be cast by a Holder shall be equal to one (1) vote for each Conversion Share underlying such Holder’s outstanding shares of Series B Convertible Preferred Stock (see Note 16 to the consolidated financial statements).

Also includes 166,667 shares of common stock that may be acquired upon conversion of the Series A Convertible Preferred Stock as well as an additional 83,408 shares that may be acquired based on accrued dividends. The Holder(s) of the Series A Convertible Preferred Stock can vote together with the holders of the Company’s common stock (“Common Stock”) on an as-converted basis on each matter submitted to a vote of holders of Common Stock (whether at a meeting of shareholders or by written consent). In any such vote, the number of votes that may be cast by a Holder shall be equal to one (1) vote for each Conversion Share underlying such Holder’s outstanding shares of Series A Convertible Preferred Stock, subject to adjustment based on the applicable Maximum Conversion Amount, as of the record date for such vote or written consent or, if there is no specified record date, as of the date of such vote or written consent (see Note 15 to the consolidated financial statements).

(9)

Includes 13,000 shares subject to currently exercisable options held by all executive officers and directors of the Company (including those individually named above). Also 333,333 and 166,815 shares of common stock that may be acquired upon conversion of the Series A Convertible Preferred Stock.

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

The following table provides information as of March 31, 2022, regarding compensation plans under which equity securities of the Company are authorized for issuance. See “Equity Compensation Plan Information” under Item 12 below.

Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of options remaining available for future issuance under Equity Compensation Plans
Equity Compensation Plans approved by shareholders	111,500	$3.14	138,500
Equity Compensation Plans not approved by shareholders	-	-	-
Total	111,500	$3.14	138,500

* See discussion above and Note 16 of Notes to the Consolidated Financial Statements.

Item 13. Certain Relationships and Related Transactions and Director Independence

The Company has obtained marketing and sales services from a brother-in-law of the Company’s CEO with the related fees and commissions amounting to $145,898 and $121,769 for the years ended March 31, 2022, and 2021, respectively. At fiscal year ended March 31, 2022, $6,000 remained accrued and unpaid.

Director Independence

On an annual basis, each director and executive officer is obligated to disclose any transactions with the Company in which a director or executive officer, or any member of his or her immediate family, have a direct or indirect material interest in accordance with Item 407(a) of Regulation S-K.

As of June 17, 2022, the Board determined that the following directors are independent under these standards:

Robert Walker, George Leon, and Robert Rice.

Item 14. Principal Accounting Fees and Services

As previously reported, the Audit Committee appointed Friedman, LLP to serve as the Company's independent auditor for fiscal year 2022.

For the fiscal years ended March 31, 2022, and 2021, professional services were performed by Friedman, LLP, the Company’s independent registered public accountants for those years were as follows:

	2022	2021

Audit Fees	$124,991	$147,050
Audit-Related Fees	-	-
Total Audit and Audit-Related Fees	124,991	147,050
Tax Fees	-	-
All Other Fees	-	-

Total	$124,991	$147,050

Audit Fees. This category includes the audit of the Company’s consolidated financial statements and reviews of the financial statements included in the Company’s Quarterly Reports on Form 10-Q and Form 10-K. It also includes advice on accounting matters that arose during, or as a result of, the audit or the review of interim financial statements, and services which are normally provided in connection with regulatory filings, or in an auditing engagement. Friedman, LLP performed the audit for the fiscal year ended March 31, 2021, and reviews. Friedman, LLP performed the audit for the fiscal year ended March 31, 2022, and the reviews.

Audit Related Fees, tax, and other fees. No fees under these categories were paid to Friedman, LLP in 2022 and/or 2021.

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

(10.9)	Subscription Agreement between Registrant and Subscriber (incorporated by reference to the Company’s Report on Form 8-K filed with the SEC on November 21, 2012).
(10.10)	Loan Agreement with Bank of America (incorporated by reference to the Company’s Report on Form 10-Q filed with the SEC on February 17, 2015).
(10.11)	Form of Subscription Agreement (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 16, 2017).
(10.12)	2016 Stock Option Plan (incorporated by reference to the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on December 27, 2016).
(10.13)	Form of Subscription Agreement (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 9, 2018).
(21.1)	List of Subsidiaries
(23.1)	Consent of Independent Registered Public Accounting Firm – Friedman LLP
(31.1)	Certification by CEO pursuant to Rule 15d-14 under the Securities Exchange Act.
(31.2)	Certification by PAO pursuant to Rule 15d-14 under the Securities Exchange Act.
(32.1)	Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(32.2)	Certification by PAO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

The Company will furnish to a stockholder, upon request, any exhibit at cost.

Item 16. Form 10-K Summary

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEL-INSTRUMENT ELECTRONICS CORP.
(Registrant)

Dated: June 17, 2022	By:	/s/ Jeffrey C. O’Hara
Jeffrey C. O’Hara
CEO and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated and by signature hereto.

Signature	Title	Date

/s/ Jeffrey C. O’Hara	CEO, President, and Director	June 17, 2022
Jeffrey C. O’Hara

/s/ Pauline X. Romeo	Chief Accounting Officer	June 17, 2022
Pauline X. Romeo

/s/ Stephen A. Fletcher	Director	June 17, 2022
Stephen A. Fletcher

/s/ George J. Leon	Director	June 17, 2022
George J. Leon

/s/ Robert A. Rice	Director	June 17, 2022
Robert A. Rice

/s/ Robert H. Walker	Chairman of the Board, Director	June 17, 2022
Robert H. Walker