Form 10-Q
period 2022-06-30
TEL INSTRUMENT ELECTRONICS CORP
filed 2022-08-15
CIK 96885

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2022

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

As of August 11, 2022, there were 3,255,887 shares outstanding of the registrant’s common stock.

TEL-INSTRUMENT ELECTRONICS CORP.

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements.

TEL-INSTRUMENT ELECTRONICS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2022	March 31, 2022
	(unaudited)
ASSETS

Current assets:
Cash	$4,249,794	$4,949,690
Accounts receivable, net of allowance for doubtful accounts of $7,425, respectively	1,372,327	1,049,040
Inventories, net	2,695,928	2,820,497
Restricted cash to support appeal bond	2,011,050	2,011,050
Prepaid expenses and other current assets	399,118	244,040
Total current assets	10,728,217	11,074,317

Equipment and leasehold improvements, net	111,127	115,338
Operating lease right-of-use assets	1,673,036	1,720,921
Deferred tax asset, net	2,561,504	2,499,587
Other long-term assets	35,109	35,109
Total assets	$15,108,993	$15,445,272

LIABILITIES & STOCKHOLDERS’ EQUITY

Current liabilities:
Operating lease liabilities – current portion	$196,271	$194,370
Accounts payable	167,426	406,489
Deferred revenues - current portion	170,575	119,835
Accrued expenses ‐vacation pay, payroll and payroll withholdings	424,781	410,538
Accrued legal damages	6,149,193	6,097,273
Accrued expenses - other	345,857	174,145
Total current liabilities	7,454,103	7,402,650

Operating lease liabilities – long-term	1,476,765	1,526,551
Deferred revenues – long-term	257,759	289,071

Total liabilities	9,188,627	9,218,272

Commitments and contingencies

Stockholders’ equity:
Preferred stock, 1,000,000 shares authorized, par value $0.10 per share
Preferred stock, 500,000 shares 8% Cumulative Series A Convertible Preferred issued and outstanding, par value $0.10 per share	3,695,998	3,695,998
Preferred stock, 166,667 shares 8% Cumulative Series B Convertible Preferred issued and outstanding, par value $0.10 per share	1,147,367	1,147,367
Common stock, 7,000,000 shares authorized, par value $0.10 per share, 3,255,887 and 3,255,887 shares issued and outstanding, respectively	325,586	325,586
Additional paid-in capital	6,944,588	7,018,353
Accumulated deficit	(6,193,173)	(5,960,304)
Total stockholders’ equity	5,920,366	6,227,000
Total liabilities and stockholders’ equity	$15,108,993	$15,445,272

See accompanying notes to unaudited condensed consolidated financial statements.

TEL-INSTRUMENT ELECTRONICS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	June 30, 2022	June 30, 2021

Net sales	$2,253,757	$4,132,393
Cost of sales	1,418,572	2,117,646

Gross margin	835,185	2,014,747

Operating expenses:
Selling, general and administrative	556,209	554,031
Litigation expenses	724	1,181
Engineering, research, and development	522,103	693,575
Total operating expenses	1,079,036	1,248,787

(Loss) income from operations	(243,851)	765,960

Other (expense) income:
Interest income	986	984
Other income	-	13,593
Interest expense – judgement	(51,920)	(51,920)
Total other expense, net	(50,934)	(37,343)

(Loss) income before income taxes	(294,785)	728,617

Income tax (benefit) expense	(61,916)	153,116

Net (loss) income	(232,869)	575,501

Preferred dividends	(80,000)	(80,000)

Net (loss) income attributable to common shareholders	$(312,869)	$495,501

Basic net (loss) income per common share	$(0.10)	$0.15
Diluted net (loss) income per common share	$(0.10)	$0.11

Weighted average shares outstanding:
Basic	3,255,887	3,255,887
Diluted	3,255,887	5,095,665

See accompanying notes to unaudited condensed consolidated financial statements.

TEL-INSTRUMENT ELECTRONICS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Three Months Ended June 30, 2022 and 2021

(Unaudited)

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock
	# of Shares Issued	Amount	# of Shares Issued	Amount	# of Shares Issued	Amount	Additional Paid-In Capital	Accumulated Deficit	Total
Balances at April 1, 2022	500,000	$3,695,998	166,667	$1,147,367	3,255,887	$325,586	$7,018,353	$(5,960,304)	$6,227,000
8% Dividends on Preferred Stock	-	60,000	-	20,000	-	-	(80,000)	-	-
Dividend Payments	-	(60,000)	-	(20,000)	-	-	-	-	(80,000)
Stock-based compensation	-	-	-	-	-	-	6,235	-	6,235
Net loss	-	-	-	-	-	-	-	(232,869)	(232,869)
Balances at June 30, 2022	500,000	$3,695,998	166,667	$1,147,367	3,255,887	$325,586	$6,944,588	$(6,193,173)	$5,920,366

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock
	# of Shares Issued	Amount	# of Shares Issued	Amount	# of Shares Issued	Amount	Additional Paid-In Capital	Accumulated Deficit	Total
Balances at April 1, 2021	500,000	$3,695,998	166,667	$1,147,367	3,255,887	$325,586	$7,318,620	$(7,270,042)	$5,217,529
8% Dividends on Preferred Stock	-	60,000	-	20,000	-	-	(80,000)	-	-
Dividend Payments	-	(60,000)	-	(20,000)	-	-	-	-	(80,000)
Stock-based compensation	-	-	-	-	-	-	6,168	-	6,168
Net income	-	-	-	-	-	-	-	575,501	575,501
Balances at June 30, 2021	500,000	$3,695,998	166,667	$1,147,367	3,255,887	$325,586	$7,244,788	$(6,694,541)	$5,719,198

See accompanying notes to unaudited condensed consolidated financial statements.

TEL-INSTRUMENT ELECTRONICS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	June 30, 2022	June 30, 2021
Cash flows from operating activities:
Net (loss) income	$(232,869)	$575,501
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities
Deferred income taxes	(61,917)	153,114
Depreciation and amortization	15,944	31,381
Non-cash lease expense	47,885	55,300
(Recovery of) provision for inventory obsolescence	(25,048)	-
Non-cash stock-based compensation	6,235	6,168
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(323,287)	615,045
Decrease in inventories	149,617	386,646
(Increase) decrease in prepaid expenses & other assets	(155,078)	3,514
(Decrease) in accounts payable and other accrued liabilities	(67,351)	(555,716)
Increase in accrued payroll, vacation pay and payroll taxes	14,243	84,842
Increase in deferred revenues	19,428	1,129
(Decrease) in operating lease liabilities	(47,885)	(55,300)
Increase in accrued legal damages	51,920	51,920
Net cash (used in) provided by operating activities	(608,163)	1,353,544

Cash flows from investing activities:
Purchases of equipment	(11,733)	-
Net cash used in investing activities	(11,733)	-

Cash flows from financing activities:
Payment of dividends	(80,000)	(80,000)
Net cash used in financing activities	(80,000)	(80,000)

Net (decrease) increase in cash and restricted cash	(699,896)	1,273,544
Cash and restricted cash at beginning of period	6,960,740	5,496,325
Cash and restricted cash at end of period	$6,260,844	$6,769,869

End of period
Cash	$4,249,794	$4,758,819
Restricted cash	2,011,050	2,011,050
	$6,260,844	$6,769,869
Beginning of period
Cash	$4,949,690	$3,485,275
Restricted cash	2,011,050	2,011,050
	$6,960,740	$5,496,325
Supplemental cash flow information:
Taxes paid	$-	-
Interest paid	$-	$-

Supplemental disclosure of non-cash financing activities:

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

Liquidity

On June 30, 2022, the Company had positive working capital of $3,274,114, as compared to working capital of $3,671,667 on March 31, 2022. This included $6.3 million of cash including the $2 million supersedes appeal bond. The Company also has current borrowing capacity of $690,000 under the Company’s line of credit agreement. The Company has recorded total damages of $6,149,193, including accrued interest, as a result of the jury verdict associated with the Aeroflex litigation as well as the Court’s decision on punitive damages.

There was a $2.7 million sales order backlog on June 30, 2022.

Bank of America has renewed our line of credit with a maturity date of July 30, 2023. As of June 30, 2022, the line of credit draw remains at zero, with $690,000 available.

Moving forward, we believe that our expected cash flows from operations and current cash balances, which amounted to approximately $6.3 million, including the approximately $2 million in restricted cash will be sufficient to operate in the normal course of business for next 12 months from the issuance date of these unaudited condensed consolidated financial statements, including any payments for settlement of the litigation. We are currently seeing supply chain lead times improving enough to allow fulfillment of our back log orders for the balance of the fiscal year.

Currently, the Company has no material future capital expenditure requirements.

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

Impact of the COVID-19 Coronavirus

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

TEL-INSTRUMENT ELECTRONICS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Business, Organization and Liquidity (continued)

On December 7, 2021, the federal court in Georgia issued a preliminary injunction temporarily halting the enforcement of EO 14042 (Ensuring Adequate COVID Safety Protocols for Federal Contractors) for all covered contracts nation-wide. New guidance from OMB also followed suit giving federal agencies input on how to go about non-enforcement provisions until legal challenges have been resolved. The updated guidance will remain applicable despite any change to new or existing court decisions. The new guidance does not impact the Safer Federal Workforce Taskforce Guidance. The Government will take no action to enforce the clause implementing requirements of Executive Order 14042, absent further written notice from the agency, where the place of performance identified in the contract is in a U.S. state or outlying area subject to a court order prohibiting the application of requirements pursuant to the Executive Order (hereinafter, “Excluded State or Outlying Area”). In all other circumstances, the Government will enforce the clause, except for contractor employees who perform substantial work on or in connection with a covered contract in an Excluded State or Outlying Area, or in a covered contractor workplace located in an Excluded State or Outlying Area.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of Tel-Instrument Electronics Corp. as of June 30, 2022, the results of operations, change in stockholders’ equity for the three months ended June 30, 2022 and June 30, 2021, and statements of cash flow for the three months ended June 30, 2022 and June 30, 2021. These results are not necessarily indicative of the results to be expected for the full year. The unaudited condensed consolidated financial statements have been prepared in accordance with the requirements of Form 10-Q and consequently do not include disclosures normally made in an Annual Report on Form 10-K. The March 31, 2022, balance sheet included herein was derived from the audited financial statements included in the Company’s Annual Report on Form 10-K as of that date. Accordingly, the unaudited condensed consolidated financial statements included herein should be reviewed in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2022, as filed with the United States Securities and Exchange Commission (the “SEC”) on June 17, 2022 (the “Annual Report”).

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

When determining the transaction price of a contract, an adjustment is made if payment from the customer occurs either significantly before or significantly after performance, resulting in a significant financing component. Applying the practical expedient in paragraph 606-10-32-18, the Company does not assess whether a significant financing component exists if the period between when the Company performs its obligations under the contract and when the customer pays is one year or less. None of the Company’s contracts contained a significant financing component as of June 30, 2022.

Replacement Parts

The Company offers replacement parts for test equipment, ramp testers, and bench testers. Similar to the sale of test sets, the control of the product transfers at a point of time and therefore, revenue is recognized at the point in time when the obligation to the customer has been fulfilled.

Extended Warranties

The extended warranties sold by the Company provide a level of assurance beyond the coverage for defects that existed at the time of a sale or against certain types of covered damage with coverage terms ranging from 3 to 7 years. Amounts received for warranties are recorded as deferred revenue and recognized as revenue ratably over the respective term of the agreements. As of June 30, 2022, $366,966 is expected to be recognized from remaining obligations for extended warranties as compared to $386,907 at March 31, 2022. For the three months ended June 30, 2022, the Company recognized revenue of $23,541 from amounts that were included in Deferred Revenue as compared to $15,915 from amounts that were included in Deferred Revenue for the three months ended June 30, 2021.

The following table provides a summary of the changes in deferred revenues for the three months ended June 30, 2022:

Deferred revenues at April 1, 2022	$386,907
Additional extended warranties	3,600
Revenue recognized for the three months ended June 30, 2022	(23,541)
Deferred revenues at June 30, 2022	$366,966

TEL-INSTRUMENT ELECTRONICS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2 – Summary of Significant Accounting Policies (continued)

Other Deferred Revenues

The Company sometimes receives payments in advance of shipment. These amounts are classified as other deferred revenues. For the periods ended June 30, 2022, and March 31, 2022, the Company had other deferred revenues of $61,368 and $21,999, respectively.

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

Disaggregation of revenue

In the following tables, revenue is disaggregated by revenue category.

	For the Three Months Ended June 30, 2022
	Commercial	Government
Sales Distribution
Test Units	$107,950	$1,604,150
	$107,950	$1,604,150

The remainder of our revenues for the three months ended June 30, 2022, are derived from repairs and calibration of $475,034,

replacement parts of $28,327, extended warranties of $23,541 and other revenues of $14,755. We do not disaggregate these revenue streams as they are not deemed an important element related to how management operates the business between segments.

	For the Three Months Ended June 30, 2021
	Commercial	Government
Sales Distribution
Test Units	$42,465	$3,569,603
	$42,465	$3,569,603

TEL-INSTRUMENT ELECTRONICS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2 – Summary of Significant Accounting Policies (continued)

The remainder of our revenues for the three months ended June 30, 2021, are derived from repairs and calibration of $445,030 replacement parts of $56,460, extended warranties of $15,915 and other revenues of $2,920. We do not disaggregate these revenue streams as they are not deemed an important element related to how management operates the business between segments.

In the following table, revenue is disaggregated by geography.

	For the Three Months Ended June 30, 2022	For the Three Months Ended June 30, 2021
Geography
United States	$1,900,929	$2,449,414
International	352,828	1,682,979
Total	$2,253,757	$4,132,393

For the three months ended June 30, 2022, three customers accounted for sales of $566,154, $459,351 and $294,398 or 25%, 20% and 13% respectively.

For the three months ended June 30, 2021, four customers accounted for sales of $1,071,934, $878,334, $741,812 and $423,284 or 26%, 21%, 18%, and 10% respectively.

The Company, in addition to inside sales efforts, utilizes independent sales agents to sell its products to customers. A related party independent sales agent earned $11,160 and $33,390 in commissions for the three months ended June 30, 2022 and June 30, 2021, respectively. The sales agent earned $9,000 for sales and marketing assistance for the three months ended June 30, 2022 and June 30, 2021, respectively.

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

Note 3 – Accounts Receivable, net

The following table sets forth the components of accounts receivable:

	June 30, 2022	March 31, 2022
Government	$1,005,132	$697,731
Commercial	374,620	358,734
Less: Allowance for doubtful accounts	(7,425)	(7,425)
	$1,372,327	$1,049,040

Note 4 – Restricted Cash to Support Appeal Bond

In January 2018, the Company transferred $2,000,000 to a restricted cash account to secure a letter of credit which was used for collateral for the appeal bond (See Note 11).

TEL-INSTRUMENT ELECTRONICS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 5 – Inventories, net

Inventories consist of:

	June 30, 2022	March 31, 2022

Purchased parts	$2,450,523	$2,371,105
Work-in-process	733,425	962,460
Less: Inventory reserve	(488,020)	(513,068)
	$2,695,928	$2,820,497

Note 6 – Net (Loss) Income per Share

Net income (loss) per share has been computed according to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC 260”), “Earnings per Share,” which requires a dual presentation of basic and diluted income per share (“EPS”). Basic EPS represents net income (loss) divided by the weighted average number of common shares outstanding during a reporting period. Diluted EPS reflects the potential dilution that could occur if securities, including preferred stock, warrants and options, were converted into common stock. The dilutive effect of outstanding warrants and options is reflected in earnings per share by use of the treasury stock method. The dilutive effect of preferred stock is reflected in earnings per share by use of the if-converted method. In applying the treasury stock method for stock-based compensation arrangements, the assumed proceeds are computed as the sum of the amount the employee must pay upon exercise and the amounts of average unrecognized compensation.  For the three months ended June 30, 2022, since the Company has a net loss, the effect of common stock equivalents is anti-dilutive, and as such, common stock equivalents have been excluded from this calculation.

	Three Months Ended	Three Months Ended
	June 30, 2022	June 30, 2021
Basic net income (loss) per share computation:
Net(loss) income	$(232,869)	$575,501
Less: Preferred dividends	(80,000)	(80,000)
Net income attributable to common shareholders	(312,869)	495,501
Weighted-average common shares outstanding	3,255,887	3,255,887
Basic net (loss) income per share	$(0.10)	$0.15
Diluted net income per share computation
Net (loss) income attributable to common shareholders	$(312,869)	$495,501
Add: Preferred dividends	-	80,000
Diluted income attributable to common shareholders	$(312,869)	$575,501
Weighted-average common shares outstanding	3,255,887	3,255,887
Incremental shares attributable to the assumed conversion of preferred stock	-	1,839,778
Total adjusted weighted-average shares	3,255,887	5,095,665
Diluted net income per share	$(0.10)	$0.11

The following table summarizes securities that, if exercised, would have an anti-dilutive effect on earnings per share for the three months ended:

	June 30, 2022	June 30, 2021
Convertible preferred stock	1,839,778	-
Stock options	111,500	98,500
	1,951,278	98,500

TEL-INSTRUMENT ELECTRONICS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 7 – Line of Credit

The Company has a line of credit with Bank of America with open availability up to $690,000. The borrowing base calculation is tied to accounts receivable and is collateralized by substantially all of the assets of the Company. Interest on any outstanding balance is payable monthly at an annual interest rate equal to the LIBOR (London Interbank Offered Rates) daily float plus 3.75 percentage points. On July 29, 2022, Bank of America extended the maturity date of the line of credit from July 30, 2022 to July 30, 2023.

As of June 30, 2022 and March 31, 2022 the line of credit draw remained at zero balance.

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

The tables below present information about reportable segments within the avionics business for the three months ending June 30, 2022, and 2021:

Three Months Ended June 30, 2022	Avionics Government	Avionics Commercial	Avionics Total	Corporate Items	Total
Net sales	$1,604,150	$649,607	$2,253,757	$-	$2,253,757
Cost of sales	962,236	456,336	1,418,572	-	1,418,572
Gross margin	641,914	193,271	835,185	-	835,185

Engineering, research, and development			522,103	-	522,103
Selling, general and administrative			172,851	383,358	556,209
Litigation costs			-	724	724
Interest income			-	(986)	(986)
Interest expense – judgment			-	51,920	51,920
Total expenses			694,954	435,016	1,129,970
Income (loss) before income taxes			$140,231	$(435,016)	$(294,785)

Three Months Ended June 30, 2021	Avionics Government	Avionics Commercial	Avionics Total	Corporate Items	Total
Net sales	$3,569,603	$562,790	$4,132,393	$-	$4,132,393
Cost of sales	1,762,900	354,746	2,117,646	-	2,117,646
Gross margin	1,806,703	208,044	2,014,747	-	2,014,747

Engineering, research, and development			693,575	-	693,575
Selling, general and administrative			177,792	376,239	554,031
Litigation costs			-	1,181	1,181
Interest income			-	(984)	(984)
Other income			-	(13,593)	(13,593)
Interest expense - judgment			-	51,920	51,920
Total expenses (income)			871,367	414,763	1,286,130
Income (loss) before income taxes			$1,143,380	$(414,763)	$728,617

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

The tax effect of temporary differences, primarily net operating loss carryforwards, asset reserves and accrued liabilities, gave rise to the Company’s deferred tax asset. Deferred income taxes are recognized for the tax consequence of such temporary differences at the enacted tax rate expected to be in effect when the differences reverse. The Company had approximately $2.6 million in deferred tax assets at June 30, 2022 and approximately $2.5 million in deferred tax assets at March 31, 2022. The Company recognizes the impact of an uncertain income tax position taken on its income tax return at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority.

The net loss was $232,869 for the three months ended June 30, 2022, resulting in income tax benefit of $61,916 and increase in NOL for the three months ended June 30, 2022.

Note 10– Operating Lease Liability

The Company leases its facility in East Rutherford, NJ with monthly payments of $21,237 until August 2025. Thereafter, monthly payments are $23,083 for the balance of the 8 year lease agreement expiring August 2029.

The Company's leases generally do not provide an implicit rate, and therefore the Company uses its incremental borrowing rate as the discount rate when measuring operating lease liabilities. The incremental borrowing rate represents an estimate of the interest rate the Company would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of a lease. The Company estimated its incremental borrowing rate based on its credit quality, line of credit agreement and by comparing interest rates available in the market for similar borrowings. The Company used a discount rate of 3.90% for both June 30, 2022 and March 31, 2022, respectively.

The following table reconciles the undiscounted future minimum lease payments (displayed by year and in the aggregate) under non-cancelable operating leases with terms of more than one year to the total lease liabilities recognized on the unaudited condensed consolidated balance sheet as of June 30, 2022:

Remaining payments 2023	$191,130
2024	254,840
2025	254,840
2026	267,767
2027	277,000
Thereafter	669,416
Total undiscounted future minimum lease payments	1,914,993
Less: Difference between undiscounted lease payments and discounted lease liabilities	(241,957)
Present value of net minimum lease payments	1,673,036
Less current portion	(196,271)
Operating lease liabilities – long-term	$1,476,765

Total rent expense for the three months ended June 30, 2022, was $103,908, as compared to $92,134 for the three months ended June 30, 2021.

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

The journal entry of judgment including judgment against the Company in the amount of $1.3 million for tortious interference with prospective business advantage, of $1.5 million for tortious interference with existing contracts, and $2.1 million in punitive damages was entered on November 22, 2017. Pursuant to K.S.A. 16-204(d) “any judgment rendered by a court of this state on or after July 1, 1986, shall bear interest on and after the day on which judgment is rendered at the rate provided by subsection (e). The Kansas Secretary of State publishes the rate amount. The amount published for July 1, 2017, through June 30, 2018, was 5.75%, 6.5% July 1, 2018, through June 30, 2019, 7.0% July 1, 2019, through June 30, 2020, and 4.25% July 1, 2020 through June 30, 2021. The interest rate through June 30, 2022 was 4.25%. Interest on the $4,900,000 judgment started to accrue on November 22, 2017, the date the judgment was entered. As of June 30, 2022, the outstanding amount of the judgement and accrued interest is $6,149,193.

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

Note 12 – Stock Options

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

TEL-INSTRUMENT ELECTRONICS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 12 – Stock Options (continued)

A summary of the status of the Company’s stock option plans for the fiscal year ended March 31, 2022, and year to date June 30, 2022, and changes during the year are presented below (in number of options):

	Number of Options	Average Exercise Price	Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding options at April 1, 2022	111,500	$3.14	2.72 years	$3,680
Options granted	-	$-
Options exercised	-	$-
Options canceled/forfeited	-	$-

Outstanding options at June 30, 2022	111,500	$3.14	2.47 years	$-
Vested Options:
June 30, 2022:	50,100	$3.20	1.8 years	$-

Remaining options available for grant were 138,500 as of June 30, 2022.

At June 2022, the unamortized compensation expense for stock options was $39,690. Unamortized compensation expense is expected to be recognized over a weighted-average period of approximately 2.5 years.

For the three months ended June 30, 2022, the Company recorded stock compensation costs of $6,235, as compared to $6,168 for the three months ended June 30, 2021.

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

Overview

The Company reported net loss of $232,869 and net sales of $2,253,757 for the three months ended June 30, 2022. This compared to net income of $575,501 and net sales of $4,132,393 for the same three period in the prior fiscal year.

The net loss for the three months ended June 30, 2022 was primarily caused by supply chain procurement issues. Sales declined approximately $1.9 million and gross margin percentage decreased 12% for the current versus prior three month period in the prior fiscal year or 37% versus 49%, respectively. Long supplier lead lines have been unprecedented, preventing the timely production of finished units being shipped to customers. Additionally, inflationary prices have resulted in costs in many cases increasing up to 34% for the same components purchased the same time in the prior year.

Backlog orders on June 30, 2022, were $2.7 million versus $6.1 million on June 30, 2021. The Company’s backlog on March 31, 2022, was $3.5 million. The decline is due to substantially reduced international bookings compared to the last several years. It is expected that a contract with the U.S. Navy to upgrade the CRAFT test set will be issued in August which will increase the back-log by $2.8 million.

The Company continues to pursue opportunities in the domestic and international market for our Mode 5 test sets with good results. We continue to receive volume orders from South Korea, Australia, Canada, the U.K., and Germany for our Mode 5 test sets. We also expect a large follow-on order from the German government this year. We continue to receive orders from the U.S. Government and Lockheed Martin for our AN/USM-708 and 719 (“CRAFT”) Mode 5 test sets. Our expectation is that orders and back-log will improve this fiscal year as several large production and engineering development contracts are expected. The mid-life update of our CRAFT product line will entail $2.8 million of funded engineering starting this fiscal year. This should also generate significant production revenues over the next three to seven years as key PCB’s are upgraded to remove obsolescence. We are also in preliminary negotiations with the U.S. Army on a funded software upgrade to the TS-4530A product.

Overview (continued)

TIC is also exploring new avenues to broaden its product portfolio including designing a high frequency test set for the Lockheed Martin F-35 program. This contract takes advantage of our expertise in RF technology. This is a completely new market for TIC as it involves high frequency communication signals. This contract includes non-recurring engineering funding and expected annual production revenues in the $600,000 range. TIC has completed the test readiness review (“TRR”) and is almost done with the required environmental testing. The development contract should be completed in the current fiscal quarter TIC will continue to explore funded engineering programs of this nature as this is high margin business that helps diversify and expand our product portfolio.

The main focus area for the Company is moving into the secure communications testing. The key for long-term sustained growth will be to supplement our strong position in military Mode 5 transponder testing with dominant product offerings in the much larger commercial and military communications and navigation test set market. TIC has spent several years and millions of dollars in developing our ground-breaking SDR/OMNI product which is meant to address both the commercial market for transponder and navigation test sets as well as competing in the military secure comm test set market. The SDR/OMNI supports a wide frequency range to accommodate new commercial and military waveforms in an industry leading 4-pound package. This is approximately half the weight of competitive test sets. It is also the only new multi-purpose test set which meets the Class 1 military environmental specifications. It utilizes the latest touch screen technology and has the capability to replace all TIC commercial test sets and military flight-line test sets with one handheld product. The engineering design on this test set has been completed and we are currently in the process of demonstrating this product to customers and performing product verification. The Company has begun taking customer orders with production deliveries expected to commence in the September/October timeframe. There are several companies competing in this market space, but we believe that our SDR/OMNI design will be extremely competitive, particularly for military applications.

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

Results of Operations

Sales

Net sales were $2,253,757 for the three months ended June 30, 2022, as compared to $4,132,393 for the same three month period in the prior fiscal year. The decrease in sales of $1,878,636 (45%) was due primarily to supply chain issues, where supplier lead times have increased from several months to over six months in some cases. In particular, chip components have been especially difficult to receive on a timely basis by our PCB vendors.

Gross Margin

For the three months ended June 30, 2022, total gross margin decreased $1,179,562 (12%) to $835,185 as compared to $2,014,747 for the three months ended June 30, 2021. The gross margin percentage for the three months ended June 30, 2022, was 37% as compared to 49% for the three months ended June 30, 2021. The decrease in gross margin percentage was primarily volume related with the fixed production costs spread over a lower revenue base, and parts component costs for hard to find obsolete parts rising sharply over the last 12 months had  a significant impact on the Company’s gross margins.

Operating Expenses

Selling, general and administrative expenses increased $2,178 for the three months ended June 30, 2022 to $556,209, as compared to $554,031 for the three months ended June 30, 2021. The nominal net increase is a result of lower sales commissions, consultant fees, and profit sharing accruals, offset by the resuming of travel and trade show participation.

Aeroflex litigation costs were nominal at $724 for the three months ended June 30,2022 as compared to $1,181 for the same period in the previous year. With respect to the Aeroflex litigation, the Company has appealed the $4.9 million judgement and has set aside $2 million in cash to support an appeal bond. The Company is optimistic about the prospects of its appeal for a judgment as a matter of law. The appeal decision has been delayed due to the COVID-19 related shutdown of the Kansas court system and the inability of court staff to work remotely on confidentiality issues. During August 2021, in an effort to move the appeal forward, all parties agreed to supply the appeal information to the court on a dedicated and secured laptop that would be used by the research attorney remotely. The Company has the ability to settle this case at its sole discretion by withdrawing the appeal and paying the judgment plus interest amount. The Company currently has sufficient cash on hand to pay off this liability if the appeal is lost. On January 28, 2022, Aeroflex filed a Motion to Require Supplemental Appeal Bond with the Court of Appeals of the State of Kansas, seeking a bond from the Company in the amount of $6 million to supplement the existing bond of $2 million. The Company has filed a response and we are confident that this motion will be denied.

Engineering, research, and development expenses decreased $171,472 (25%) to $522,103 for the three months ended June 30, 2022, as compared to $693,575 for the three months ended June 30, 2021. Total engineering expense decreased primarily as a result of the restart of the Lockheed Martin MADL program which reduced engineering costs in the current quarter by $110,514, with the balance of the decrease a result of cost efficiencies.

Income (Loss) from Operations

As a result of the above, the Company recorded a loss from operations of $243,851 for the three months ended June 30, 2022, as compared to income from operations of $765,960 for the three months ended June 30, 2021.

Other Expenses, Net

For the three ended June 30, 2022, total other expenses, net was ($50,934) as compared to $(37,343) for the three months ended June 30, 2021.The $13,591(36%) increase in expense is primarily a result of non-repeat federal COVID payroll tax credits totaling $9,999 and $4,500 of other income during the three months ended June 30, 2021.

Income before Income Taxes

The Company recorded a net loss before taxes of $294,785 for the three months ended June 30, 2022, as compared to income before taxes of $728,617 for the three months ended June 30, 2021.

Income Tax (Benefit) Expense

For the three months ended June 30, 2022, the Company recorded an income tax benefit of $61,916 and related increase in its deferred tax asset, as a result of the Company’s net loss for the respective quarter, as compared to $153,116 tax expense for the three months ended June 30, 2021.

Net Income (Loss)

The Company recorded a net loss of $232,869 for the three months ended June 30, 2022, as compared to net income of $575,501 for the three months ended June 30, 2021.

Liquidity and Capital Resources

At June 30, 2022, the Company had net working capital of $3,274,114 including accrued legal damages related to the Aeroflex litigation of $6,149,193, as compared to working capital of $3,671,667 at March 31, 2022. This change is due primarily to the decline in sales revenue and profitability.

During the three months ended June 30, 2022, the Company’s cash balance (including the $2 million in restricted cash for the appeal) decreased by $699,896 to $6,260,844. The Company’s principal sources, and uses of funds were as follows:

Cash (used in) provide by operating activities. For the three months ended June 30, 2022, $608,163 in cash from operations was used, as compared to the three months ended June 30, 2021, the Company provided $1,353,544. This decrease in cash provided for operations is mostly attributed to the net loss for the quarter, an increase in accounts receivable, and a decrease in accounts payable.

Cash used in investing activities. For the three months ended June 30, 2022, the Company used $11,733 in equipment asset activities as compared to zero for the three months ended June 30, 2021.

Cash used in financing activities. For the three months ended June 30, 2022, the Company used $80,000 in cash from financing activities as compared to the same amount of $80,000 for the three months ended June 30,2021. The funds were used to pay dividends in both the current and prior comparative periods.

The Bank of America line of credit was renewed and will mature July 30, 2023. As of June 30, 2022, the line of credit draw remained at zero.

On June 30, 2022, the Company had $6.3 million of cash on hand which included $2 million of restricted cash supporting the appeal bond.

As of June 30, 2022, the Company had recorded total damages of $6,149,193 including accrued interest, as a result of the jury verdict associated with the Aeroflex litigation as well as the Court’s decision on punitive damages. The Company has recorded accrued interest of $1,249,193 as of June 30, 2022.

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

Moving forward, we believe that our expected cash flows from operations and current cash balances, which amounted to approximately $6.3 million, including the approximately $2 million in restricted cash will be sufficient to operate in the normal course of business for next 12 months from the issuance date of these unaudited condensed financial statements, including any payments for settlement of the litigation.

Currently, the Company has no material future capital expenditure requirements.

These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on For 10-K for the fiscal year ended March 31, 2022, filed with the SEC on June 17, 2022 (the “Annual Report”).

Off-Balance Sheet Arrangements

As of June 30, 2022, the Company had no off-balance sheet arrangements.

Critical Accounting Policies

Our critical accounting policies are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report. There have been no changes in our critical accounting policies. Our significant accounting policies are described in our notes to the 2022 consolidated financial statements included in our Annual Report.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

The Aeroflex litigation (see Note 11) to the Unaudited Condensed Consolidated Financial Statements) did not result in a favorable outcome for the Company, despite our belief that we committed no wrong-doing.

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

As reflected in the accompanying unaudited condensed consolidated balance sheet as of June 30, 2022, the Company has recorded estimated damages to date of approximately $6.1 million, including interest, as a result of a jury verdict associated with the Aeroflex litigation. The Company has filed for an appeal (see Notes 4 and 11). As of June 30, 2022, the Company has cash balances of $6.3 million, including $2 million of restricted cash as well as $1.4 million in accounts receivable. We expect to continue to have sufficient cash to fully cover the Aeroflex damages amount.

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

On January 28, 2022, Aeroflex filed a Motion to Require Supplemental Appeal Bond with the Court of Appeals of the State of Kansas, seeking a bond from the Company in the amount of $6 million to supplement the existing bond of $2 million. The Company has filed a response and we are confident that this motion will be denied. The Company continue to wait for the Kansas court system to communicate any updates.

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

Item 1A. Risk Factors.

We believe there are no changes that constitute material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2022, filed with the SEC on June 17, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company’s equity securities during the quarter ended June 30, 2022.

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

TEL-INSTRUMENT ELECTRONICS CORP.

Date: August 15, 2022	By:	/s/ Jeffrey C. O’Hara
Name: Jeffrey C. O’Hara
Title: Chief Executive Officer (Principal Executive Officer)