Form 10-Q
period 2022-09-30
TEL INSTRUMENT ELECTRONICS CORP
filed 2022-11-14
CIK 96885

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2022

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

As of November 10, 2022, there were 3,255,887 shares outstanding of the registrant’s common stock.

TEL-INSTRUMENT ELECTRONICS CORP.

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements.

TEL-INSTRUMENT ELECTRONICS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2022	March 31, 2022
	(unaudited)
ASSETS

Current assets:
Cash	$3,436,366	$4,949,690
Accounts receivable, net	1,436,023	1,049,040
Inventories, net	2,934,247	2,820,497
Restricted cash to support appeal bond	2,011,050	2,011,050
Prepaid expenses and other current assets	333,522	244,040
Total current assets	10,151,208	11,074,317

Equipment and leasehold improvements, net	96,160	115,338
Operating lease right-of-use assets	1,624,682	1,720,921
Deferred tax asset, net	2,688,431	2,499,587
Other long-term assets	35,109	35,109
Total assets	$14,595,590	$15,445,272

LIABILITIES & STOCKHOLDERS’ EQUITY

Current liabilities:
Operating lease liabilities – current portion	$198,191	$194,370
Accounts payable	481,425	406,489
Deferred revenues - current portion	118,007	119,835
Accrued expenses ‐vacation pay, payroll and payroll withholdings	293,348	410,538
Accrued legal damages	6,220,209	6,097,273
Accrued expenses - other	182,390	174,145
Total current liabilities	7,493,570	7,402,650

Operating lease liabilities – long-term	1,426,491	1,526,551
Deferred revenues – long-term	226,297	289,071

Total liabilities	9,146,358	9,218,272

Commitments and contingencies

Stockholders’ equity:
Preferred stock, 1,000,000 shares authorized, par value $0.10 per share
Preferred stock, 500,000 shares 8% Cumulative Series A Convertible Preferred authorized, issued and outstanding, par value $0.10 per share	3,755,998	3,695,998
Preferred stock, 166,667 shares 8% Cumulative Series B Convertible Preferred authorized, issued and outstanding, par value $0.10 per share	1,167,367	1,147,367
Common stock, 7,000,000 shares authorized, par value $0.10 per share, 3,255,887 and 3,255,887 shares issued and outstanding, respectively	325,586	325,586
Additional paid-in capital	6,870,822	7,018,353
Accumulated deficit	(6,670,541)	(5,960,304)
Total stockholders’ equity	5,449,232	6,227,000
Total liabilities and stockholders’ equity	$14,595,590	$15,445,272

See accompanying notes to unaudited condensed consolidated financial statements.

TEL-INSTRUMENT ELECTRONICS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021

Net sales	$2,012,758	$3,610,863	$4,266,515	$7,743,256
Cost of sales	1,459,286	1,942,956	2,877,858	4,060,602

Gross margin	553,472	1,667,907	1,388,657	3,682,654

Operating expenses:
Selling, general and administrative	478,758	596,618	1,034,967	1,150,651
Litigation expenses	495	3,220	1,219	4,400
Engineering, research, and development	609,636	682,852	1,131,739	1,376,427
Total operating expenses	1,088,889	1,282,690	2,167,925	2,531,478

(Loss) income from operations	(535,417)	385,217	(779,268)	1,151,176

Other income (expense):
Interest income	2,137	995	3,123	1,980
Other income	-	22,260	-	35,853
Gain on forgiveness of PPP loan	-	722,577	-	722,577
Interest expense – judgement	(71,016)	(52,490)	(122,936)	(104,410)
Total other net (expense) income	(68,879)	693,342	(119,813)	656,000

(Loss) income before income taxes	(604,296)	1,078,559	(899,081)	1,807,176

Income tax (benefit) expense	(126,928)	78,883	(188,844)	231,999

Net (loss) income	(477,368)	999,676	(710,237)	1,575,177

Preferred dividends	(80,000)	(80,000)	(160,000)	(160,000)

Net (loss) income attributable to common shareholders	$(557,368)	$919,676	$(870,237)	$1,415,177

Basic net (loss) income per common share	$(0.17)	$0.28	$(0.27)	$0.43
Diluted net (loss) income per common share	$(0.17)	$0.20	$(0.27)	$0.31

Weighted average shares outstanding:
Basic	3,255,887	3,255,887	3,255,887	3,255,887
Diluted	3,255,887	5,095,665	3,255,887	5,095,665

See accompanying notes to unaudited condensed consolidated financial statements.

TEL-INSTRUMENT ELECTRONICS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Three Months Ended September 30, 2022, and 2021

(Unaudited)

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	# of Shares Issued	Amount	# of Shares Issued	Amount	# of Shares Issued	Amount
Balances at July 1, 2022	500,000	$3,695,998	166,667	$1,147,367	3,255,887	$325,586	$6,944,588	$(6,193,173)	$5,920,366
8% Dividends on Preferred Stock	-	60,000	-	20,000	-	-	(80,000)	-	-
Dividend Payments	-	-	-	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	-	-	6,234	-	6,234
Net loss	-	-	-	-	-	-	-	(477,368)	(477,368)
Balances at September 30, 2022	500,000	$3,755,998	166,667	$1,167,367	3,255,887	$325,586	$6,870,822	$(6,670,541)	$5,449,232

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	# of Shares Issued	Amount	# of Shares Issued	Amount	# of Shares Issued	Amount
Balances at July 1, 2021	500,000	$3,695,998	166,667	$1,147,367	3,255,887	$325,586	$7,244,788	$(6,694,541)	$5,719,198
8% Dividends on Preferred Stock	-	60,000	-	20,000	-	-	(80,000)	-	-
Dividend Payments	-	(60,000)	-	(20,000)	-	-	-	-	(80,000)
Stock-based compensation	-	-	-	-	-	-	6,166	-	6,166
Net income	-	-	-	-	-	-	-	999,676	999,676
Balances at September 30, 2021	500,000	$3,695,998	166,667	$1,147,367	3,255,887	$325,586	$7,170,954	$(5,694,865)	$6,645,040

See accompanying notes to unaudited condensed consolidated financial statements.

TEL-INSTRUMENT ELECTRONICS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Six Months Ended September 30, 2022, and 2021

(Unaudited)

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	# of Shares Issued	Amount	# of Shares Issued	Amount	# of Shares Issued	Amount
Balances at April 1, 2022	500,000	$3,695,998	166,667	$1,147,367	3,255,887	$325,586	$7,018,353	$(5,960,304)	$6,227,000
8% Dividends on Preferred Stock	-	120,000	-	40,000	-	-	(160,000)	-	-
Dividend Payments	-	(60,000)	-	(20,000)	-	-	-	-	(80,000)
Stock-based compensation	-	-	-	-	-	-	12,469	-	12,469
Net loss	-	-	-	-	-	-	-	(710,237)	(710,237)
Balances at September 30, 2022	500,000	$3,755,998	166,667	$1,167,367	3,255,887	$325,586	$6,870,822	$(6,670,541)	$5,449,232

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	# of Shares Issued	Amount	# of Shares Issued	Amount	# of Shares Issued	Amount
Balances at April 1, 2021	500,000	$3,695,998	166,667	$1,147,367	3,255,887	$325,586	$7,318,620	$(7,270,042)	$5,217,529
8% Dividends on Preferred Stock	-	120,000	-	40,000	-	-	(160,000)	-	-
Dividend Payments	-	(120,000)	-	(40,000)	-	-	-	-	(160,000)
Stock-based compensation	-	-	-	-	-	-	12,334	-	12,334
Net income	-	-	-	-	-	-	-	1,575,177	1,575,177
Balances at September 30, 2021	500,000	$3,695,998	166,667	$1,147,367	3,255,887	$325,586	$7,170,954	$(5,694,865)	$6,645,040

See accompanying notes to unaudited condensed consolidated financial statements.

TEL-INSTRUMENT ELECTRONICS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	September 30, 2022	September 30, 2021
Cash flows from operating activities:
Net (loss) income	$(710,237)	$1,575,177
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities
Deferred income taxes	(188,844)	231,999
Depreciation and amortization	30,910	59,354
Amortization of right of use assets	96,239	107,500
(Recovery of) provision for inventory obsolescence	(13,068)	-
Forgiveness of PPP Loan	-	(722,577)
Non-cash stock-based compensation	12,469	12,334
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(386,983)	403,261
(Increase) decrease in inventories	(100,682)	527,268
(Increase) decrease in prepaid expenses & other assets	(89,482)	74,940
(Increase) decrease in accounts payable and other accrued liabilities	83,181	(645,567)
Decrease in accrued payroll, vacation pay and payroll taxes	(117,190)	(115,062)
Decrease in deferred revenues	(64,602)	(21,494)
Decrease in operating lease liabilities	(96,239)	(107,500)
Increase in accrued legal damages	122,936	104,410
Net cash (used in) provided by operating activities	(1,421,592)	1,484,043

Cash flows from investing activities:
Purchases of equipment	(11,732)	(861)
Net cash used in investing activities	(11,732)	(861)

Cash flows from financing activities:
Payment of dividends	(80,000)	(160,000)
Net cash used in financing activities	(80,000)	(160,000)

Net (decrease) increase in cash and restricted cash	(1,513,324)	1,323,182
Cash and restricted cash at beginning of period	6,960,740	5,496,325
Cash and restricted cash at end of period	$5,447,416	$6,819,507

End of period
Cash	$3,436,366	$4,808,457
Restricted cash	2,011,050	2,011,050
	$5,447,416	$6,819,507
Beginning of period
Cash	$4,949,690	$3,485,275
Restricted cash	2,011,050	2,011,050
	$6,960,740	$5,496,325
Supplemental cash flow information:
Taxes paid	$-	-
Interest paid	$-	$-

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

Liquidity

On September 30, 2022, the Company had positive working capital of $2,657,638 as compared to working capital of $3,671,667 on March 31, 2022. This included approximately $5.4 million of cash including the $2 million restricted cash supporting the appeal bond. The Company has recorded total damages of $6,220,209, including accrued interest, as a result of the jury verdict associated with the Aeroflex litigation.

The Company had a $6.2 million backlog on September 30, 2022, an increase of $3.5 million from quarter ended June 30, 2022.

Bank of America renewed the Company line of credit with a maturity date of July 30, 2023. As of September 30, 2022, the line of credit draw remains at zero, with $690,000 available.

Moving forward, we believe that our expected cash flows from operations and current cash balances, which amounted to approximately $5.5 million, including the approximately $2 million in restricted cash will be sufficient to operate in the normal course of business for next 12 months from the issuance date of these unaudited condensed consolidated financial statements, including any payments for settlement of the litigation. After three quarters of severe supply chain disruption, the Company has started to see gradual improvement in parts availability and expects substantially improved results for the balance of the fiscal year.

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

TEL-INSTRUMENT ELECTRONICS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Business, Organization and Liquidity (continued)

Impact of the COVID-19 Coronavirus (continued)

On September 9, 2021, President Biden announced Executive Order 14042 (“Executive Order”) and related initiatives designed to lead the country out of the COVID-19 pandemic. The Executive Order includes policies that will require employees of contractors that do business with the federal government to be vaccinated. On September 24, 2021, The Safer Federal Workforce Task Force released COVID-19 vaccine guidance for Federal contractors and subcontractors. According to this guidance, covered employees must be fully vaccinated by December 8, 2021, or at the latest, by the first day of performance on a covered contract, absent the need for a disability or religious accommodation. In addition, covered contractors must follow the CDC’s mask and physical distance requirements for covered contractor employees and visitors. The Executive Order and the guidance apply to any prime contractor or subcontractor that is a party to a “contract or contract-like instrument” that includes a clause incorporating the requirements of the Executive Order. The new clause applied on or after October 15, 2021, to only new federal contracts, solicitations, contract extensions and renewals whose value exceeds $250,000. TIC currently does not have any federal contracts or similar contract-like instruments that are in excess of $250,000, however the vast majority of the TIC employees are fully vaccinated, and TIC is preparing for full compliance of the Executive Order should it apply.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of Tel-Instrument Electronics Corp. as of September 30, 2022, the results of operations change in stockholders’ equity for the three and six months ended September 30, 2022, and September 30, 2021, and statements of cash flow for the six months ended September 30, 2022, and September 30, 2021. These results are not necessarily indicative of the results to be expected for the full year. The unaudited condensed consolidated financial statements have been prepared in accordance with the requirements of Form 10-Q and consequently do not include disclosures normally made in an Annual Report on Form 10-K. The March 31, 2022, balance sheet included herein was derived from the audited financial statements included in the Company’s Annual Report on Form 10-K as of that date. Accordingly, the unaudited condensed consolidated financial statements included herein should be reviewed in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2022, as filed with the United States Securities and Exchange Commission (the “SEC”) on June 17, 2022 (the “Annual Report”).

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

When determining the transaction price of a contract, an adjustment is made if payment from the customer occurs either significantly before or significantly after performance, resulting in a significant financing component. Applying the practical expedient in paragraph 606-10-32-18, the Company does not assess whether a significant financing component exists if the period between when the Company performs its obligations under the contract and when the customer pays is one year or less. None of the Company’s contracts contained a significant financing component as of September 30, 2022.

Replacement Parts

The Company offers replacement parts for test equipment, ramp testers, and bench testers. Similar to the sale of test units, the control of the product transfers at a point of time and therefore, revenue is recognized at the point in time when the obligation to the customer has been fulfilled.

Extended Warranties

The extended warranties sold by the Company provide a level of assurance beyond the coverage for defects that existed at the time of a sale or against certain types of covered damage with coverage terms ranging from 2 to 7 years. Amounts received for warranties are recorded as deferred revenue and recognized as revenue ratably over the respective term of the agreements. As of September 30, 2022, $344,304 is expected to be recognized from remaining performance obligations for extended warranties as compared to $386,907 at March 31, 2022. For the three and six months ended September 30, 2022, the Company recognized revenue of $23,862 and $47,403 respectively from amounts that were included in Deferred Revenue as compared to $16,067 and $31,982, respectively from amounts that were included in Deferred Revenue for the three months and six months ended September 30, 2021.

The following table provides a summary of the changes in deferred revenues for the six months ended September 30, 2022:

Deferred revenues at April 1, 2022	$386,907
Additional extended warranties	4,800
Revenue recognized for the six months ended September 30, 2022	(47,403)
Deferred revenues at September 30, 2022	$344,304

TEL-INSTRUMENT ELECTRONICS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2 – Summary of Significant Accounting Policies (continued)

Other Deferred Revenues

The Company sometimes receives payments in advance of shipment. These amounts are classified as other deferred revenues. For the periods ended September 30, 2022, and March 31, 2022, the Company has other deferred revenues of $0 and $21,999, respectively.

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

Disaggregation of revenue

In the following tables, revenue is disaggregated by revenue category.

	For the Three Months Ended September 30, 2022
	Commercial	Government
Sales Distribution
Test Units	$93,982	$1,364,876
	$93,982	$1,364,876

The remainder of our revenues for the three months ended September 30, 2022, are derived from repairs and calibration of $460,331, replacement parts of $56,749, extended warranties of $28,862 and other revenues of $7,958. We do not disaggregate these revenue streams as they are not deemed an important element related to how management operates the business between segments.

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

	For the Six Months Ended September 30, 2022
	Commercial	Government
Sales Distribution
Test Units	$201,932	$2,969,026
	$201,932	$2,969,026

The remainder of our revenues for the six months ended September 30, 2022, are derived from repairs and calibration of $930,365, replacement parts of $85,076, extended warranties of $57,404 and other revenues of $22,712. We do not disaggregate these revenue streams as they are not deemed an important element related to how management operates the business between segments.

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

In the following table, revenue is disaggregated by geography.

	For the Three Months Ended September 30, 2022	For the Three Months Ended September 30, 2021
Geography
United States	$1,601,639	$2,461,600
International	411,119	1,149,263
Total	$2,012,758	$3,610,863

	For the Six Months Ended September 30, 2022	For the Six Months Ended September 30, 2021
Geography
United States	$3,502,568	$4,911,014
International	763,947	2,832,242
Total	$4,266,515	$7,743,256

For the three months ended September 30, 2022, one customer accounted for sales of $451,853, or 22.4%. For the six months ended September 30, 2022, two customers accounted for sales of $1,016,194 and $585,802 or 23.8%, and 13.7% respectively.

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

TEL-INSTRUMENT ELECTRONICS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2 – Summary of Significant Accounting Policies (continued)

The Company, in addition to inside sales efforts, utilizes independent sales agents to sell its products to customers. A related party independent sales agent earned $16,520 and $27,680 in commissions for the three and six months ended September 30, 2022, respectively. The sales agent earned $9,000 and $18,000 for sales and marketing assistance for the three and six months ended September 30, 2022. The same related party independent sales agent earned $47,703 and $81,093 in commissions for the three and six months ended September 30, 2021, respectively. The sales agent earned $9,000 and $18,000 for sales and marketing assistance for the three and six months ended September 30, 2021.

Long-Lived Assets

The Company assesses the recoverability of the carrying value of its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future, undiscounted cash flows expected to be generated by an asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. No impairment losses have been recognized for the three and six months ended September 30, 2022 and 2021.

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

Note 3 – Accounts Receivable, net

The following table sets forth the components of accounts receivable:

	September 30, 2022	March 31, 2022
Government	$1,149,400	$697,731
Commercial	293,024	358,734
Less: Allowance for doubtful accounts	(6,401)	(7,425)
	$1,436,023	$1,049,040

Note 4 – Restricted Cash to Support Appeal Bond

In January 2018, the Company transferred $2,000,000 to a restricted cash account to secure a letter of credit which was used for collateral for the appeal bond (See Note 11).

Note 5 – Inventories, net

Inventories consist of:

	September 30, 2022	March 31, 2022

Purchased parts	$2,597,760	$2,371,105
Work-in-process	836,487	962,460
Less: Inventory reserve	(500,000)	(513,068)
	$2,934,247	$2,820,497

TEL-INSTRUMENT ELECTRONICS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 6 – Net (Loss) Income per Share

Net income (loss) per share has been computed according to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC 260”), “Earnings per Share,” which requires a dual presentation of basic and diluted income per share (“EPS”). Basic EPS represents net income (loss) divided by the weighted average number of common shares outstanding during a reporting period. Diluted EPS reflects the potential dilution that could occur if securities, including preferred stock, warrants and options, were converted into common stock. The dilutive effect of outstanding warrants and options is reflected in earnings per share by use of the treasury stock method. The dilutive effect of preferred stock is reflected in earnings per share by use of the if-converted method. In applying the treasury stock method for stock-based compensation arrangements, the assumed proceeds are computed as the sum of the amount the employee must pay upon exercise and the amounts of average unrecognized compensation. For the three and six months ended September 30, 2022, since the Company has a net loss, the effect of common stock equivalents is anti-dilutive, and as such, common stock equivalents have been excluded from this calculation.

	Three Months Ended	Three Months Ended
	September 30, 2022	September 30, 2021
Basic net (loss) income per share computation:
Net (loss) income	$(477,368)	$999,676
Less: Preferred dividends	(80,000)	(80,000)
Net (loss) income attributable to common shareholders	(557,368)	919,676
Weighted-average common shares outstanding	3,255,887	3,255,887
Basic net (loss) income per share	$(0.17)	$0.28
Diluted net (loss) income per share computation
Net (loss) income attributable to common shareholders	$(557,368)	$919,676
Add: Preferred dividends	-	80,000
Diluted Net (loss) income attributable to common shareholders	$(557,368)	$999,676
Weighted-average common shares outstanding	3,255,887	3,255,887
Incremental shares attributable to the assumed conversion of preferred stock	-	1,839,778
Total adjusted weighted-average shares	3,255,887	5,095,665
Diluted net (loss) income per share	$(0.17)	$0.20

	Six Months Ended	Six Months Ended
	September 30, 2022	September 30, 2021
Basic net (loss) income per share computation:
Net (loss) income	$(710,237)	$1,575,177
Less: Preferred dividends	(160,000)	(160,000)
Net (loss) income attributable to common shareholders	(870,237)	1,415,177
Weighted-average common shares outstanding	3,255,887	3,255,887
Basic net (loss) income per share	$(0.27)	$0.43
Diluted net (loss) income per share computation
Net (loss) income attributable to common shareholders	$(870,237)	$1,415,177
Add: Preferred dividends	-	160,000
Net (loss) income attributable to common shareholders	$(870,237)	$1,575,177
Weighted-average common shares outstanding	3,255,887	3,255,887
Incremental shares attributable to the assumed conversion of preferred stock	-	1,839,778
Total adjusted weighted-average shares	3,255,887	5,095,665
Diluted net (loss) income per share	$(0.27)	$0.31

TEL-INSTRUMENT ELECTRONICS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 6 – Net (Loss) Income per Share (continued)

The following table summarizes securities that, if exercised, would have an anti-dilutive effect on earnings per share for the three months ended:

	September 30, 2022	September 30, 2021
Convertible preferred stock	1,869,778	-
Stock options	111,500	98,500
	1,981,278	98,500

The following table summarizes securities that, if exercised, would have an anti-dilutive effect on earnings per share for the six months ended:

	September 30, 2022	September 30, 2021
Convertible preferred stock	1,869,778	-
Stock options	111,500	98,500
	1,981,278	98,500

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

As of September 30, 2022 and March 31, 2022 the line of credit draw remained at zero balance.

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

TEL-INSTRUMENT ELECTRONICS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 8 – Segment Information (continued)

The tables below present information about reportable segments within the avionics business for the three and six months ending September 30, 2022, and 2021:

Three Months Ended September 30, 2022	Avionics Government	Avionics Commercial	Avionics Total	Corporate Items	Total
Net sales	$1,364,876	$647,882	$2,012,758	$-	$2,012,758
Cost of sales	966,980	492,306	1,459,286	-	1,459,286
Gross margin	397,896	155,576	553,472	-	553,472

Engineering, research, and development			609,636	-	609,636
Selling, general and administrative			166,153	312,605	478,758
Litigation costs			-	495	495
Interest income			-	(2,137)	(2,137)
Other income			-	-	-
Interest expense – judgment			-	71,016	71,016
Total expenses (income)			775,789	381,979	1,157,768
Loss before income taxes			$(222,317)	$(381,979)	$(604,296)

Three Months Ended September 30, 2021	Avionics Government	Avionics Commercial	Avionics Total	Corporate Items	Total
Net sales	$2,909,663	$701,200	$3,610,863	$-	$3,610,863
Cost of sales	1,498,235	444,721	1,942,956	-	1,942,956
Gross margin	1,411,428	256,479	1,667,907	-	1,667,907

Engineering, research, and development			682,852	-	682,852
Selling, general and administrative			224,148	372,470	596,618
Litigation costs			-	3,220	3,220
Interest income			-	(995)	(995)
Other income			-	(22,260)	(22,260)
Interest expense - judgment			-	52,490	52,490
Forgiveness of PPP Loan			-	(722,577)	(722,577)
Total expenses (income)			907,000	(317,652)	589,348
Income before income taxes			$760,907	$317,652	$1,078,559

Six Months Ended September 30, 2022	Avionics Government	Avionics Commercial	Avionics Total	Corporate Items	Total
Net sales	$2,969,026	$1,297,489	$4,266,515	$-	$4,266,515
Cost of sales	1,929,216	948,642	2,877,858	-	2,877,858
Gross margin	1,039,810	348,847	1,388,657	-	1,388,657

Engineering, research, and development			1,131,739	-	1,131,739
Selling, general and administrative			339,003	695,964	1,034,967
Litigation costs			-	1,219	1,219
Interest income			-	(3,123)	(3,123)
Other income			-	-	-
Interest expense – judgment			-	122,936	122,936
Total expenses			1,470,742	816,996	2,287,738
Loss before income taxes			$(82,085)	$(816,996)	$(899,081)

TEL-INSTRUMENT ELECTRONICS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 8 – Segment Information (continued)

Six Months Ended September 30, 2021	Avionics Government	Avionics Commercial	Avionics Total	Corporate Items	Total
Net sales	$6,479,266	$1,263,990	$7,743,256	$-	$7,743,256
Cost of sales	3,261,135	799,467	4,060,602	-	4,060,602
Gross margin	3,218,131	464,523	3,682,654	-	3,682,654

Engineering, research, and development			1,376,427	-	1,376,427
Selling, general and administrative			401,943	748,708	1,150,651
Litigation costs			-	4,400	4,400
Interest income			-	(1,980)	(1,980)
Other income			-	(35,853)	(35,853)
Interest expense – judgment			-	104,410	104,410
Interest expense			-	(722,577)	(722,577)
Total expenses			1,778,370	97,108	1,875,478
Income (loss) before income taxes			$1,904,284	$(97,108)	$1,807,176

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

The tax effect of temporary differences, primarily net operating loss carryforwards, asset reserves and accrued liabilities, gave rise to the Company’s deferred tax asset. Deferred income taxes are recognized for the tax consequence of such temporary differences at the enacted tax rate expected to be in effect when the differences reverse. The Company had approximately $2.7 million in deferred tax assets at September 30, 2022 and approximately $2.5 million in deferred tax assets at March 31, 2022. The Company recognizes the impact of an uncertain income tax position taken on its income tax return at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority.

The net loss was $477,368 for the three months ended September 30, 2022, resulting in income tax benefit of $126,928 and increase in NOL for the three months ended September 30, 2022. The net loss was $710,237 for the six months ended September 30, 2022, resulting in income tax benefit of $188,844 and increase in NOL for the six months ended September 30, 2022.

Note 10 – Operating Lease Liability

The Company leases its facility in East Rutherford, NJ with monthly payments of $21,237 until August 2025. Thereafter, monthly payments are $23,083 for the balance of the 8 year lease agreement expiring August 2029.

The Company's leases generally do not provide an implicit rate, and therefore the Company uses its incremental borrowing rate as the discount rate when measuring operating lease liabilities. The incremental borrowing rate represents an estimate of the interest rate the Company would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of a lease. The Company estimated its incremental borrowing rate based on its credit quality, line of credit agreement and by comparing interest rates available in the market for similar borrowings. The Company used a discount rate of 3.90% for both September 30, 2022 and March 31, 2022, respectively.

TEL-INSTRUMENT ELECTRONICS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 10 – Operating Lease Liability (continued)

The following table reconciles the undiscounted future minimum lease payments (displayed by year and in the aggregate) under non-cancelable operating leases with terms of more than one year to the total lease liabilities recognized on the unaudited condensed consolidated balance sheet as of September 30, 2022:

Remaining payments 2023	$127,420
2024	254,840
2025	254,840
2026	267,767
2027	277,000
Thereafter	669,416
Total undiscounted future minimum lease payments	1,851,283
Less: Difference between undiscounted lease payments and discounted lease liabilities	(226,601)
Present value of net minimum lease payments	1,624,682
Less current portion	(198,191)
Operating lease liabilities – long-term	$1,426,491

Total rent expense for the three and six months ended September 30, 2022, was $104,595 and $208,503, respectively, as compared to $92,134 and $187,150 for the three and six months ended September 30, 2021, respectively.

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

The journal entry of judgment including judgment against the Company in the amount of $1.3 million for tortious interference with prospective business advantage, of $1.5 million for tortious interference with existing contracts, and $2.1 million in punitive damages was entered on November 22, 2017. Pursuant to K.S.A. 16-204(d) “any judgment rendered by a court of this state on or after July 1, 1986, shall bear interest on and after the day on which judgment is rendered at the rate provided by subsection (e). The Kansas Secretary of State publishes the rate amount. The amount published for July 1, 2017, through June 30, 2018, was 5.75%, 6.5% July 1, 2018, through June 30, 2019, 7.0% July 1, 2019, through June 30, 2020, and 4.25% July 1, 2020 through June 30, 2022. The interest rate through September 30, 2022 was 5.75%. Interest on the $4,900,000 judgment started to accrue on November 22, 2017, the date the judgment was entered. As of September 30, 2022, the outstanding amount of the judgement and accrued interest is $6,220,209.

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

TEL-INSTRUMENT ELECTRONICS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 11 – Litigation (continued)

On October 14, 2022, the Company received an order from the Kansas appellate court of appeals lifting the briefing stay that was entered on March 19, 2020. The order notifies the Company that oral arguments for the appeal are expected to take place in late February or early March of 2023.

Other than the matters outlined above, we are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry, or investigation before any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of executive officers of our

Company, threatened against or affecting our Company, or our common stock in which an adverse decision could have a material effect.

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

A summary of the status of the Company’s stock option plans for the fiscal year ended March 31, 2022, and year to date September 30, 2022, and changes during the year are presented below (in number of options):

	Number of Options	Average Exercise Price	Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding options at April 1, 2022	111,500	$3.14	2.72 years	$3,680
Options granted	-	$-
Options exercised	-	$-
Options canceled/forfeited	-	$-

Outstanding options at September 30, 2022	111,500	$3.14	2.22 years	$-
Vested Options:
September 30, 2022:	54,700	$3.18	1.7 years	$-

Remaining options available for grant were 138,500 as of September 30, 2022.

At September 2022, the unamortized compensation expense for stock options was $33,456. Unamortized compensation expense is expected to be recognized over a weighted-average period of approximately 2.2 years.

For the three months ended September 30, 2022, the Company recorded stock compensation costs of $6,234, as compared to $6,168 for the three months ended September 30, 2021. The Company recorded stock compensation costs of $12,469 as compared to $12,334 for the six months ended September 30, 2021.

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

Overview

The Company reported net sales of $2,012,758 and $4,266,515 for the three and six months ended September 30, 2022. This compared and net sales of $3,610,863 and $7,743,256 for the same three and six-month period in the prior fiscal year. The sharp decline in sales for the first six months of the current fiscal year was primarily caused by supply chain procurement issues and unanticipated delays in securing certain high dollar contracts. Long supplier lead lines for certain high demand chips have been unprecedented, preventing the timely production of finished units being shipped to customers. The supply chain situation is gradually improving, and TIC has received sufficient parts to resume normal production operations starting in third quarter of the current fiscal year.

The sharp reduction in revenues resulted in a net loss of $477,368 for the second quarter and $710,237 for the first six months of the fiscal year. Gross margin percentage for the current quarter declined to $553,472 (28%) which is almost 20% lower than the three months ended September 30, 2021. This is primarily attributable to fixed production costs being spread over much lower volumes. This compares to net income of $999,676 and $1,575,177 for the three and six months ended September 30, 2021. The prior year results were positively impacted by the $722,000 PPP loan forgiveness.

Backlog orders on September 30, 2022, were $6.2 million compared to $3.5 million as of March 31, 2022. The increase was primarily due to the $2.9 million Navy contract to upgrade the CRAFT test set. This work will be completed over the next two years and should result in significant production revenues when the development work is completed.

The Company continues to pursue opportunities in the domestic and international market for our Mode 5 test sets. The international market has been slow over the last year due in part to the recent strength of the dollar. We are still expecting a large follow-on order from the German government this year. We continue to receive orders from the U.S. Government and Lockheed Martin for our AN/USM-708 and 719 (“CRAFT”) Mode 5 test sets. Our expectation is that orders and back-log will improve this fiscal year as the SDR/OMNI test set enters production. We are also in negotiations with the U.S. Army on a funded software upgrade to the TS-4530A product which should be very profitable as the engineering work has already largely been completed.

Overview (continued)

TIC is also exploring new avenues to broaden its product portfolio including designing a high frequency test set for the Lockheed Martin F-35 program. This contract takes advantage of our expertise in RF technology. This is a completely new market for TIC as it involves high frequency communication signals. This contract includes non-recurring engineering funding and expected annual production revenues in the $600,000 range. TIC has completed the required environmental testing and is in the final customer acceptance stage. TIC will continue to explore funded engineering programs of this nature as this is high margin business that helps diversify and expand our product portfolio.

The main focus area for the Company is moving into the secure communications testing. The key for long-term sustained growth will be to supplement our strong position in military Mode 5 transponder testing with dominant product offerings in the much larger commercial and military communications and navigation test set market. TIC has spent several years and millions of dollars in developing our ground-breaking SDR/OMNI product which is meant to address both the commercial market for transponder and navigation test sets as well as competing in the military secure comm test set market. The SDR/OMNI supports a wide frequency range to accommodate new commercial and military waveforms in an industry leading 4-pound package. This is approximately half the weight of competitive test sets. It is also the only new multi-purpose test set which meets the Class 1 military environmental specifications. It utilizes the latest touch screen technology and has the capability to replace all TIC commercial test sets and military flight-line test sets with one handheld product. TIC is in the process of demonstrating this product to customers and finalizing product verification. The Company has begun taking customer orders with production deliveries expected to commence this month. There are several companies competing in this market space, but we believe that our SDR/OMNI design will be extremely competitive, particularly for military applications.

The Aeroflex litigation did not result in a favorable outcome for the Company, despite our belief that we committed no wrongdoing. The jury found no misappropriation of Aeroflex trade secrets, but it did rule that the Company tortiously interfered with a prospective business opportunity and awarded damages. The jury also ruled that Tel tortiously interfered with Aeroflex’s non-disclosure agreements with two former Aeroflex employees. The jury also found that the former Aeroflex employees breached their non-disclosure agreements with Aeroflex. The Court conducted further hearings on the Company’s post-trial motions which sought to reduce the damages award of $2.8 million, as well as the punitive damages claim. The Court denied the Company’s motions and awarded Aeroflex an additional $2.1 million of punitive damages. The Company has filed motions in January 2018 for the Court to reconsider the number of damages on the grounds that they are duplicative and not legally supportable. The Court heard these motions, and such motions were denied. The Company filed for an appeal during 2019. The Company has posted a $2 million bond for the appeal. This $2 million bond amount will remain in place during the appeal process. The appeal process has effectively been in limbo for several years due to the Kansas Supreme Court moving to remote work until October 14, 2022, when the Company received an order from the Kansas appellate court of appeals lifting the briefing stay that was entered on March 19, 2020. The order notifies the Company that oral arguments for the appeal will take place in late February or early March of 2023. We believe we have strong appeal grounds, and the plan is to wait for the eventual decision despite the negative impact of the interest accruals on our financial results. The best case scenario is that the award is vacated while the worst-case scenario would be a dismissal which would require TIC to pay the judgement amount plus accrued interest.

Results of Operations

Sales

Net sales were $2,012,758 and $4,266,515 for the three and six months ended September 30, 2022, as compared to $3,610,863 and $7,743,256 for the same three and six month period in the prior fiscal year, respectively. The decrease in sales of $1,598,105 (44%) and $3,476,741 (45%) respectively, was due primarily to supply chain issues, where supplier lead times have increased from several months to over six months in some cases. In particular, chip components have been especially difficult to receive on a timely basis by our printed circuit board (“PCB”) vendors.

Gross Margin

For the three ended September 30, 2022, total gross margin decreased $1,114,435 to $553,472 as compared to $1,667,907 for the three months ended September 30, 2021. For the six ended September 30, 2022, total gross margin decreased $2,293,997 to $1,388,657 as compared to $3,682,654 for the six months ended September 30, 2021.

The gross margin percentage for the three months ended September 30, 2022, was 28% as compared to 46% for the three months ended September 30, 2021 and for the six months September 30, 2022, was 33% as compared to 48% for the same period in the prior year. The decrease in gross margin percentage was primarily volume related with the fixed production costs spread over a lower revenue base plus higher parts component costs for hard to find obsolete parts. TIC will be increasing its selling prices in January to offset these added costs.

Operating Expenses

Selling, general and administrative expenses decreased $117,860 (20%) to $478,758 and $115,684 (10%) to $1,034,967 for the three and six months ended September 30, 2022, as compared to $596,618 and $1,150,651, respectively for the three and six months ended September 30, 2021. The three and six months decrease of $117,860 and $115,684, respectively are a result of lower sales commissions, consultant fees, and profit sharing accruals, partly offset by the resumption of travel and trade show participation.

Aeroflex litigation costs decreased by $2,725 to $495 for the three months ended September 30, 2022, as compared to $3,220 for the three months ended September 30, 2021. Litigation costs decreased $3,181 to $1,219 for the six months ended September 30, 2022, as compared to $4,400 for the six months ended September 30, 2021. This is a direct result of decreased activity related to the litigation (see Notes 4 and 11 to the unaudited condensed consolidated financial statements). With respect to the Aeroflex litigation, the Company has appealed the $4.9 million judgement and has set aside $2 million in cash to support an appeal bond. The appeal submissions are now complete. We continue to believe that the trial judge erred in his legal ruling on standing and other issues during the trial and that we have strong grounds for the award to be vacated or reduced. The Company has received an order that oral arguments for the appeal will take place in late February or early March of 2023.

Engineering, research, and development expenses decreased $73,216 (11%) to $609,636 and $244,688 or (18%) to $1,131,739 for the three and six months ended September 30, 2022, as compared to $682,852 and $1,376,427 for the three and six months ended September 30, 2021, respectively. Total engineering expense decreased primarily as a result of the restart of the Lockheed Martin MADL program which reduced engineering costs in the current quarter by $73,577 and $184,092 for the six months ended September 30, 2022, with the balance of the decrease a result of cost efficiencies.

Income (Loss) from Operations

As a result of the above, the Company recorded a loss from operations of $535,417 and $779,268 for the three and six months ended September 30, 2022, as compared to income from operations of $385,217 and $1,151,176 for the three and six months ended September 30, 2021.

Other Expense, Net

For the three and six months ended September 30, 2022, total other net expense was $68,879 and $119,813 as compared to other net income of $693,342 and $656,000 for the three and six months ended September 30, 2021, primarily the result of the Second Draw PPP loan in the amount of $722,577 being fully forgiven on September 17, 2021 and on August 24, 2021, TIC, and the New Jersey Economic Development Authority (NJEDA) signed a small business emergency assistance grant agreement in the amount of $20,000.

Income before Income Taxes

The Company recorded a net loss before taxes of $604,296 and $899,081 for the three and six months ended September 30, 2022, as compared to income before taxes of $1,078,559 and $1,807,176 for the three and six months ended September 30, 2021.

Income Tax (Benefit) Expense

For the three and six months ended September 30, 2022, the Company recorded income tax benefits of $126,928 and $188,844, and related increase in its deferred tax asset, as a result of the Company’s net loss respectively, as compared to an income tax expense of $78,883 and $231,999 for the three and six months ended September 30, 2021, respectively. The differences between income taxes, in the prior year, expected at the U.S. federal statutory income tax rate of 21 percent and the reported income tax expense are due to the recognition of non-taxable PPP funds of $722,577 as other income during the three months ended September 30, 2021. Taxable income was $355,982 and $1,084,599 for the three and six months ended September 30, 2021.

Net (Loss) Income

The Company recorded net loss of $477,368 and $710,237 for the three and six months ended September 30, 2022, as compared to net income of $999,676 and $1,575,177 for the three and six months ended September 30, 2021.

Liquidity and Capital Resources

At September 30, 2022, the Company had net working capital of $2,657,638 including accrued legal damages related to the Aeroflex litigation of $6,220,209, as compared to working capital of $3,671,667 at March 31, 2022. This change is due primarily to the decline in sales revenue and profitability.

Liquidity and Capital Resources continued

During the six months ended September 30, 2022, the Company’s cash balance (including the $2 million in restricted cash for the appeal) decreased by approximately $1.5 million to $5,447,416. The Company’s principal sources, and uses of funds were as follows:

Cash (used in) provided by operating activities. For the six months ended September 30, 2022, $1,421,592 in cash from operations was used, as compared to the six months ended September 30, 2021, the Company provided $1,484,043. This decrease in cash provided for operations is mostly attributed to the net loss for the previous two quarters, an increase in accounts receivable, and an increase in inventories as we build stock for the SDR/OMNI release.

Cash used in investing activities. For the six months ended September 30, 2022, the Company used $11,732 for purchases of equipment as compared to the six months ended September 30, 2021, the Company used $861.

Cash (used in) financing activities. For the six months ended September 30, 2022, the Company used $80,000 in cash from financing activities as compared to $160,000 for the six months ended September 30,2021. This decrease is due to dividend payments of $80,000 not being made in the current period.

The Bank of America line of credit was renewed and will mature July 30, 2023. As of September 30, 2022, the line of credit draw remained at zero.

On September 30, 2022, the Company had approximately $5.5 million of cash on hand which included $2 million of restricted cash supporting the appeal bond.

As of September 30, 2022, the Company has recorded total damages of $6,220,209 including accrued interest, as a result of the jury verdict associated with the Aeroflex litigation as well as the Court’s decision on punitive damages. The Company has recorded accrued interest of $1,320,209 as of September 30, 2022.

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

Moving forward, we believe that our expected cash flows from operations and current cash balances, which amounted to approximately $5.5 million, including approximately $2 million in restricted cash will be sufficient to operate in the normal course of business for next 12 months from the issuance date of these unaudited condensed financial statements, including any payments for settlement of the litigation.

Currently, the Company has no material future capital expenditure requirements.

These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on For 10-K for the fiscal year ended March 31, 2022, filed with the SEC on June 17, 2022 (the “Annual Report”).

Off-Balance Sheet Arrangements

As of September 30, 2022, the Company had no off-balance sheet arrangements.

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

As reflected in the accompanying unaudited condensed consolidated balance sheet as of September 30, 2022, the Company has recorded estimated damages to date of approximately $6.2 million, including interest, as a result of a jury verdict associated with the Aeroflex litigation. The Company has filed for an appeal (see Notes 4 and 11). As of September 30, 2022, the Company has cash balances of $5.5 million, including $2 million of restricted cash as well as $1.4 million in accounts receivable.

The appeal decision has been delayed due to the COVID-19 related shutdown of the Kansas court system and the inability of court staff to work remotely on confidentiality issues. During August 2021, in an effort to move the appeal forward, all parties agreed to supply the appeal information to the court on a dedicated and secured laptop that would be used by the research attorney remotely. The Company has the ability to settle this case at its sole discretion by withdrawing the appeal and paying the judgment plus interest amount. The Company currently has sufficient cash on hand and borrowing capability to pay off this liability if the appeal is lost.

On January 28, 2022, Aeroflex filed a Motion to Require Supplemental Appeal Bond with the Court of Appeals of the State of Kansas, seeking a bond from the Company in the amount of $6 million to supplement the existing bond of $2 million. The Company has filed a response and we are confident that this motion will be denied.

On October 14, 2022, the Company received an order from the Kansas appellate court of appeals lifting the briefing stay that was entered on March 19, 2020. The order notifies the Company that oral arguments for the appeal will take place in late February or early March of 2023.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company’s equity securities during the quarter ended September 30, 2022.

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

TEL-INSTRUMENT ELECTRONICS CORP.

Date: November 14, 2022	By:	/s/ Jeffrey C. O’Hara
	Name:	Jeffrey C. O’Hara
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2022	By:	/s/ Pauline Romeo
	Name:	Pauline Romeo
	Title:	Chief Accounting Officer (Principal Financial and Accounting Officer)