Form 10-Q
period 2022-12-31
TEL INSTRUMENT ELECTRONICS CORP
filed 2023-02-13
CIK 96885

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2022

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

As of February 10, 2023, there were 3,255,887 shares outstanding of the registrant’s common stock.

TEL-INSTRUMENT ELECTRONICS CORP.

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements.

TEL-INSTRUMENT ELECTRONICS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2022	March 31, 2022
	(unaudited)
ASSETS

Current assets:
Cash	$3,292,547	$4,949,690
Accounts receivable, net	1,270,353	1,049,040
Inventories, net	3,311,159	2,820,497
Restricted cash to support appeal bond	2,011,050	2,011,050
Prepaid expenses and other current assets	967,612	244,040
Total current assets	10,852,721	11,074,317

Equipment and leasehold improvements, net	81,921	115,338
Operating lease right-of-use assets	1,575,377	1,720,921
Deferred tax asset, net	2,584,036	2,499,587
Other long-term assets	35,109	35,109
Total assets	$15,129,164	$15,445,272

LIABILITIES & STOCKHOLDERS’ EQUITY

Current liabilities:
Operating lease liabilities – current portion	$200,148	$194,370
Accounts payable	563,414	406,489
Deferred revenues - current portion	167,672	119,835
Accrued expenses ‐vacation pay, payroll and payroll withholdings	217,461	410,538
Accrued legal damages	6,291,226	6,097,273
Accrued expenses - other	270,107	174,145
Total current liabilities	7,710,028	7,402,650

Operating lease liabilities – long-term	1,375,229	1,526,551
Deferred revenues – long-term	195,814	289,071

Total liabilities	9,281,071	9,218,272

Commitments and contingencies

Stockholders’ equity:
Preferred stock, 1,000,000 shares authorized, par value $0.10 per share
Preferred stock, 500,000 shares 8% Cumulative Series A Convertible Preferred authorized, issued and outstanding, par value $0.10 per share	3,815,998	3,695,998
Preferred stock, 166,667 shares 8% Cumulative Series B Convertible Preferred authorized, issued and outstanding, par value $0.10 per share	1,187,367	1,147,367
Common stock, 7,000,000 shares authorized, par value $0.10 per share, 3,255,887 and 3,255,887 shares issued and outstanding, respectively	325,586	325,586
Additional paid-in capital	6,797,056	7,018,353
Accumulated deficit	(6,277,914)	(5,960,304)
Total stockholders’ equity	5,848,093	6,227,000
Total liabilities and stockholders’ equity	$15,129,164	$15,445,272

See accompanying notes to unaudited condensed consolidated financial statements.

TEL-INSTRUMENT ELECTRONICS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021

Net sales	$2,328,254	$3,171,532	$6,594,768	$10,914,787
Cost of sales	1,434,547	1,763,739	4,312,405	5,824,341

Gross margin	893,707	1,407,793	2,282,363	5,090,446

Operating expenses:
Selling, general and administrative	578,077	523,966	1,613,021	1,674,618
Litigation expenses	10,860	17,145	12,102	21,545
Engineering, research, and development	370,795	574,118	1,502,534	1,950,545
Total operating expenses	959,732	1,115,229	3,127,657	3,646,708

(Loss) income from operations	(66,025)	292,564	(845,294)	1,443,738

Other income (expense):
Interest income	5,664	996	8,787	2,977
Other income	628,400	-	628,400	35,854
Gain on forgiveness of PPP loan	-	-	-	722,577
Interest expense – judgement	(71,016)	(52,490)	(193,952)	(156,901)
Total other net income (expense)	563,048	(51,494)	443,235	604,507

Income (loss) before income taxes	497,023	241,070	(402,059)	2,048,245

Income tax expense (benefit)	104,396	46,448	(84,449)	278,446

Net income (loss)	392,627	194,622	(317,610)	1,769,799

Preferred dividends	(80,000)	(80,000)	(240,000)	(240,000)

Net income (loss) attributable to common shareholders	$312,627	$114,622	$(557,610)	$1,529,799

Basic net income (loss) per common share	$0.10	$0.04	$(0.17)	$0.47
Diluted net income (loss) per common share	$0.08	$0.04	$(0.17)	$0.35

Weighted average shares outstanding:
Basic	3,255,887	3,255,887	3,255,887	3,255,887
Diluted	5,155,665	5,095,665	3,255,887	5,095,665

See accompanying notes to unaudited condensed consolidated financial statements.

TEL-INSTRUMENT ELECTRONICS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Three Months Ended December 31, 2022, and 2021

(Unaudited)

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	# of Shares Issued	Amount	# of Shares Issued	Amount	# of Shares Issued	Amount
Balances at October 1, 2022	500,000	$3,755,998	166,667	$1,167,367	3,255,887	$325,586	$6,870,822	$(6,670,541)	$5,449,232
8% Dividends on Preferred Stock	-	60,000	-	20,000	-	-	(80,000)	-	-
Dividend Payments	-	-	-	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	-	-	6,234	-	6,234
Net income	-	-	-	-	-	-	-	392,627	392,627
Balances at December 31, 2022	500,000	$3,815,998	166,667	$1,187,367	3,255,887	$325,586	$6,797,056	$(6,277,914)	$5,848,093

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	# of Shares Issued	Amount	# of Shares Issued	Amount	# of Shares Issued	Amount
Balances at October 1, 2021	500,000	$3,695,998	166,667	$1,147,367	3,255,887	$325,586	$7,170,954	$(5,694,865)	$6,645,040
8% Dividends on Preferred Stock	-	60,000	-	20,000	-	-	(80,000)	-	-
Dividend Payments	-	(60,000)	-	(20,000)	-	-	-	-	(80,000)
Stock-based compensation	-	-	-	-	-	-	7,514	-	7,514
Net income	-	-	-	-	-	-	-	194,622	194,622
Balances at December 31, 2021	500,000	$3,695,998	166,667	$1,147,367	3,255,887	$325,586	$7,098,468	$(5,500,243)	$6,767,176

See accompanying notes to unaudited condensed consolidated financial statements.

TEL-INSTRUMENT ELECTRONICS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Nine Months Ended December 31, 2022, and 2021

(Unaudited)

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	# of Shares Issued	Amount	# of Shares Issued	Amount	# of Shares Issued	Amount
Balances at April 1, 2022	500,000	$3,695,998	166,667	$1,147,367	3,255,887	$325,586	$7,018,353	$(5,960,304)	$6,227,000
8% Dividends on Preferred Stock	-	180,000	-	60,000	-	-	(240,000)	-	-
Dividend Payments	-	(60,000)	-	(20,000)	-	-	-	-	(80,000)
Stock-based compensation	-	-	-	-	-	-	18,703	-	18,703
Net loss	-	-	-	-	-	-	-	(317,610)	(317,610)
Balances at December 31, 2022	500,000	$3,815,998	166,667	$1,187,367	3,255,887	$325,586	$6,797,056	$(6,277,914)	$5,848,093

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	# of Shares Issued	Amount	# of Shares Issued	Amount	# of Shares Issued	Amount
Balances at April 1, 2021	500,000	$3,695,998	166,667	$1,147,367	3,255,887	$325,586	$7,318,620	$(7,270,042)	$5,217,529
8% Dividends on Preferred Stock	-	180,000	-	60,000	-	-	(240,000)	-	-
Dividend Payments	-	(180,000)	-	(60,000)	-	-	-	-	(240,000)
Stock-based compensation	-	-	-	-	-	-	19,848	-	19,848
Net income	-	-	-	-	-	-	-	1,769,799	1,769,799
Balances at December 31, 2021	500,000	$3,695,998	166,667	$1,147,367	3,255,887	$325,586	$7,098,468	$(5,500,243)	$6,767,176

See accompanying notes to unaudited condensed consolidated financial statements.

TEL-INSTRUMENT ELECTRONICS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	December 31, 2022	December 31, 2021
Cash flows from operating activities:
Net (loss) income	$(317,610)	$1,769,799
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities
Deferred income taxes	(84,449)	278,447
Depreciation and amortization	39,553	78,225
Amortization of right of use assets	145,544	154,462
(Recovery of) provision for inventory obsolescence	(8,068)	25,000
Forgiveness of PPP Loan	-	(722,577)
Non-cash stock-based compensation	18,703	19,848
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(221,313)	547,937
(Increase) decrease in inventories	(482,594)	664,714
(Increase) in prepaid expenses & other assets	(723,572)	(23,440)
Decrease (increase) in accounts payable and other accrued liabilities	252,887	(613,440)
Decrease in accrued payroll, vacation pay and payroll taxes	(193,077)	(81,159)
Decrease in deferred revenues	(45,420)	(51,944)
Decrease in operating lease liabilities	(145,544)	(154,461)
Increase in accrued legal damages	193,953	156,901
Net cash (used in) provided by operating activities	(1,571,007)	2,048,312

Cash flows from investing activities:
Purchases of equipment	(6,136)	(4,777)
Net cash used in investing activities	(6,136)	(4,777)

Cash flows from financing activities:
Payment of dividends	(80,000)	(240,000)
Net cash used in financing activities	(80,000)	(240,000)

Net (decrease) increase in cash and restricted cash	(1,657,143)	1,803,535
Cash and restricted cash at beginning of period	6,960,740	5,496,325
Cash and restricted cash at end of period	$5,303,597	$7,299,860

End of period
Cash	$3,292,547	$5,288,810
Restricted cash	2,011,050	2,011,050
	$5,303,597	$7,299,860
Beginning of period
Cash	$4,949,690	$3,485,275
Restricted cash	2,011,050	2,011,050
	$6,960,740	$5,496,325
Supplemental cash flow information:
Taxes paid	$-	-
Interest paid	$-	$-

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

Liquidity

On December 31, 2022, the Company had positive working capital of $3,142,693 as compared to working capital of $3,671,667 on March 31, 2022. This included approximately $5.3 million of cash including the $2 million restricted cash supporting the appeal bond. The Company has recorded total damages of $6,291,226 including accrued interest, as a result of the jury verdict associated with the Aeroflex litigation.

The Company had a $5.6 million backlog on December 31, 2022.

Bank of America renewed the Company line of credit with a maturity date of July 30, 2023. As of December 31, 2022, the line of credit draw remains at zero, with $690,000 available.

Moving forward, we believe that our expected cash flows from operations and current cash balances, which amounted to approximately $5.3 million, including the approximately $2 million in restricted cash will be sufficient to operate in the normal course of business for the next 12 months from the issuance date of these unaudited condensed consolidated financial statements, including any payments for settlement of the litigation. After five quarters of severe supply chain disruption, the Company has started to see gradual improvement in parts availability, however on average long delivery timelines remain an issue. The Company has been mitigating this long lasting critical issue by placing perpetual supplier orders to stock production inventory for confirmed customer orders and projections.

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

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of Tel-Instrument Electronics Corp. as of December 31, 2022, the results of operations and change in stockholders’ equity for the three and nine months ended December 31, 2022 and December 31, 2021, and statements of cash flow for the nine months ended December 31, 2022 and December 31, 2021. These results are not necessarily indicative of the results to be expected for the full year. The unaudited condensed consolidated financial statements have been prepared in accordance with the requirements of Form 10-Q and consequently do not include disclosures normally made in an Annual Report on Form 10-K. The March 31, 2022, balance sheet included herein was derived from the audited financial statements included in the Company’s Annual Report on Form 10-K as of that date. Accordingly, the unaudited condensed consolidated financial statements included herein should be reviewed in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2022, as filed with the United States Securities and Exchange Commission (the “SEC”) on June 17, 2022 (the “Annual Report”).

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

When determining the transaction price of a contract, an adjustment is made if payment from the customer occurs either significantly before or significantly after performance, resulting in a significant financing component. Applying the practical expedient in paragraph 606-10-32-18, the Company does not assess whether a significant financing component exists if the period between when the Company performs its obligations under the contract and when the customer pays is one year or less. None of the Company’s contracts contained a significant financing component as of December 31, 2022.

Replacement Parts

The Company offers replacement parts for test equipment, ramp testers, and bench testers. Similar to the sale of test units, the control of the product transfers at a point of time and therefore, revenue is recognized at the point in time when the obligation to the customer has been fulfilled.

Extended Warranties

The extended warranties sold by the Company provide a level of assurance beyond the coverage for defects that existed at the time of a sale or against certain types of covered damage with coverage terms ranging from 2 to 7 years. Amounts received for warranties are recorded as deferred revenue and recognized as revenue ratably over the respective term of the agreements. As of December 31, 2022, $319,911 is expected to be recognized from remaining performance obligations for extended warranties as compared to $386,907 at March 31, 2022. For the three and nine months ended December 31, 2022, the Company recognized revenue of $24,393 and $71,796 respectively from amounts that were included in Deferred Revenue as compared to $20,267 and $52,249, respectively from amounts that were included in Deferred Revenue for the three months and nine months ended December 31, 2021.

The following table provides a summary of the changes in deferred revenues for the nine months ended December 31, 2022:

Deferred revenues at April 1, 2022	$386,907
Additional extended warranties	4,800
Revenue recognized for the nine months ended December 31, 2022	(71,796)
Deferred revenues at December 31, 2022	$319,911

TEL-INSTRUMENT ELECTRONICS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2 – Summary of Significant Accounting Policies (continued)

Other Deferred Revenues

The Company sometimes receives payments in advance of shipment. These amounts are classified as other deferred revenues. For the periods ended December 31, 2022, and March 31, 2022, the Company has other deferred revenues of $43,575 and $21,999, respectively.

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

Disaggregation of revenue

In the following tables, revenue is disaggregated by revenue category.

	For the Three Months Ended December 31, 2022
	Commercial	Government
Sales Distribution
Test Units	$197,681	$1,838,697
	$197,681	$1,838,697

The remainder of our revenues for the three months ended December 31, 2022, are derived from repairs and calibration of $193,848, replacement parts of $50,078, extended warranties of $29,393 and other revenues of $18,557. We do not disaggregate these revenue streams as they are not deemed an important element related to how management operates the business between segments.

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

	For the Nine Months Ended December 31, 2022
	Commercial	Government
Sales Distribution
Test Units	$399,613	$4,807,723
	$399,613	$4,807,723

The remainder of our revenues for the nine months ended December 31, 2022, are derived from repairs and calibration of $1,124,213, replacement parts of $135,154, extended warranties of $86,797 and other revenues of $41,268. We do not disaggregate these revenue streams as they are not deemed an important element related to how management operates the business between segments.

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

In the following table, revenue is disaggregated by geography.

	For the Three Months Ended December 31, 2022	For the Three Months Ended December 31, 2021
Geography
United States	$1,267,013	$1,974,538
International	1,061,241	1,196,994
Total	$2,328,254	$3,171,532

	For the Nine Months Ended December 31, 2022	For the Nine Months Ended December 31, 2021
Geography
United States	$5,252,138	$6,885,551
International	1,342,630	4,029,236
Total	$6,594,768	$10,914,787

For the three months ended December 31, 2022, three customers accounted for sales of $472,752 or 20%, $320,284 or 14%, and $239,100 or 10%. For the nine months ended December 31, 2022, three customers accounted for sales of $1,123,685 or 17%, $769,370 or 12% and $627,951 or 10%.

For the three months ended December 31, 2021, three customers accounted for sales of $673,758, $583,680 and $328,230 or 21%, 18% and 10% respectively. For the nine months ended December 31, 2021, four customers accounted for sales of $3,008,911, $1,585,620, $1,368,964 and $1,244,380 or 28%, 15%, 13% and 11% respectively.

TEL-INSTRUMENT ELECTRONICS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2 – Summary of Significant Accounting Policies (continued)

The Company, in addition to inside sales efforts, utilizes independent sales agents to sell its products to customers. A related party independent sales agent earned $43,778 and $71,458 in commissions for the three and nine months ended December 31, 2022, respectively. The sales agent earned $9,000 and $27,000 for sales and marketing assistance for the three and nine months ended December 31, 2022. The same related party independent sales agent earned $13,000 and $94,000 in commissions for the three and nine months ended December 31, 2021, respectively. The sales agent earned $9,000 and $27,000 for sales and marketing assistance for the three and nine months ended December 31, 2021, respectively.

Long-Lived Assets

The Company assesses the recoverability of the carrying value of its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future, undiscounted cash flows expected to be generated by an asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. No impairment losses have been recognized for the three and nine months ended December 31, 2022 and 2021.

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

Note 3 – Accounts Receivable, net

The following table sets forth the components of accounts receivable:

	December 31, 2022	March 31, 2022
Government	$898,851	$697,731
Commercial	377,903	358,734
Less: Allowance for doubtful accounts	(6,401)	(7,425)
	$1,270,353	$1,049,040

Note 4 – Restricted Cash to Support Appeal Bond

In January 2018, the Company transferred $2,000,000 to a restricted cash account to secure a letter of credit which was used for collateral for the appeal bond (See Note 12).

Note 5 – Inventories, net

Inventories consist of:

	December 31, 2022	March 31, 2022

Purchased parts	$2,700,756	$2,371,105
Work-in-process	1,097,939	962,460
Finished Goods	17,464	-
Less: Inventory reserve	(505,000)	(513,068)
	$3,311,159	$2,820,497

TEL-INSTRUMENT ELECTRONICS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 6 – Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of:

	December 31, 2022	March 31, 2022

Prepaid expenses	$250,918	$181,056
Deferred charges	24,719	24,204
Other receivables	691,975	38,780
	$967,612	$244,040

In March 2020, the Coronavirus Aid, Relief, and Economic Security Act was signed into law, providing numerous tax provisions and other stimulus measures, including the Employee Retention Tax Credit (“ERTC”): a refundable tax credit against certain employment taxes. The Taxpayer Certainty and Disaster Tax Relief Act of 2020 and the American Rescue Plan Act of 2021 extended and expanded the availability of the ERTC. We qualified for the ERTC in the first two quarters of 2021. During the quarter ended December 31, 2022, we recorded an aggregate benefit of $628,401 in our financial statements and the receivable for the ERTC benefit as of December 31, 2022 is in Other current assets.

Note 7 – Net Income (Loss) per Share

Net income (loss) per share has been computed according to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC 260”), “Earnings per Share,” which requires a dual presentation of basic and diluted income per share (“EPS”). Basic EPS represents net income (loss) divided by the weighted average number of common shares outstanding during a reporting period. Diluted EPS reflects the potential dilution that could occur if securities, including preferred stock, warrants and options, were converted into common stock. The dilutive effect of outstanding warrants and options is reflected in earnings per share by use of the treasury stock method. The dilutive effect of preferred stock is reflected in earnings per share by use of the if-converted method. In applying the treasury stock method for stock-based compensation arrangements, the assumed proceeds are computed as the sum of the amount the employee must pay upon exercise and the amounts of average unrecognized compensation. For the nine months ended December 31, 2022, since the Company has a net loss, the effect of common stock equivalents is anti-dilutive, and as such, common stock equivalents have been excluded from this calculation.

	Three Months Ended	Three Months Ended
	December 31, 2022	December 31, 2021
Basic net income (loss) per share computation:
Net income	$392,627	$194,622
Less: Preferred dividends	(80,000)	(80,000)
Net income attributable to common shareholders	312,627	114,622
Weighted-average common shares outstanding	3,255,887	3,255,887
Basic net income per share	$0.10	$0.04
Diluted net income per share computation
Net income attributable to common shareholders	$312,627	$114,622
Add: Preferred dividends	80,000	80,000
Diluted Net income attributable to common shareholders	$392,627	$194,622
Weighted-average common shares outstanding	3,255,887	3,255,887
Incremental shares attributable to the assumed conversion of preferred stock	1,899,778,	1,839,778
Total adjusted weighted-average shares	5,155,665	5,095,665
Diluted net income per share	$0.08	$0.04

TEL-INSTRUMENT ELECTRONICS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 7 – Net Income (Loss) per Share (continued)

	Nine Months Ended	Nine Months Ended
	December 31, 2022	December 31, 2021
Basic net (loss) income per share computation:
Net (loss) income	$(317,610)	$1,769,799
Less: Preferred dividends	(240,000)	(240,000)
Net (loss) income attributable to common shareholders	(557,610)	1,529,799
Weighted-average common shares outstanding	3,255,887	3,255,887
Basic net (loss) income per share	$(0.17)	$0.47
Diluted net (loss) income per share computation
Net (loss) income attributable to common shareholders	$(557,610)	$1,529,799
Add: Preferred dividends	-	240,000
Net (loss) income attributable to common shareholders	$(557,610)	$1,769,799
Weighted-average common shares outstanding	3,255,887	3,255,887
Incremental shares attributable to the assumed conversion of preferred stock	-	1,839,778
Total adjusted weighted-average shares	3,255,887	5,095,665
Diluted net (loss) income per share	$(0.17)	$0.35

The following table summarizes securities that, if exercised, would have an anti-dilutive effect on earnings per share for the three months ended:

	December 31, 2022	December 31, 2021
Stock options	111,500	121,500
	111,500	121,500

The following table summarizes securities that, if exercised, would have an anti-dilutive effect on earnings per share for the nine months

	December 31, 2022	December 31, 2021
Convertible preferred stock	1,899,778	-
Stock options	111,500	121,500
	2,011,278	121,500

Note 8 – Line of Credit

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

As of December 31, 2022 and March 31, 2022 the line of credit draw remained at zero balance.

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

The tables below present information about reportable segments within the avionics business for the three and nine months ending December 31, 2022, and 2021:

Three Months Ended December 31, 2022	Avionics Government	Avionics Commercial	Avionics Total	Corporate Items	Total
Net sales	$1,838,697	$489,557	$2,328,254	$-	$2,328,254
Cost of sales	1,041,984	392,563	1,434,547	-	1,434,547
Gross margin	796,713	96,994	893,707	-	893,707

Total expenses (income)			571,421	(174,737)	396,684
Income before income taxes			$322,286	$174,737	$497,023

Three Months Ended December 31, 2021	Avionics Government	Avionics Commercial	Avionics Total	Corporate Items	Total
Net sales	$2,552,546	$618,986	$3,171,532	$-	$3,171,532
Cost of sales	1,366,699	397,040	1,763,739	-	1,763,739
Gross margin	1,185,847	221,946	1,407,793	-	1,407,793

Total expenses			761,250	405,473	1,166,723
Income (loss) before income taxes			$646,543	$(405,473)	$241,070

Nine Months Ended December 31, 2022	Avionics Government	Avionics Commercial	Avionics Total	Corporate Items	Total
Net sales	$4,807,723	$1,787,045	$6,594,768	$-	$6,594,768
Cost of sales	2,971,200	1,341,205	4,312,405	-	4,312,405
Gross margin	1,836,523	445,840	2,282,363	-	2,282,363

Total expenses			2,042,165	642,257	2,684,422
Loss (income) before income taxes			$240,198	$(642,257)	$(402,059)

Nine Months Ended December 31, 2021	Avionics Government	Avionics Commercial	Avionics Total	Corporate Items	Total
Net sales	$9,031,812	$1,882,975	$10,914,787	$-	$10,914,787
Cost of sales	4,627,834	1,196,507	5,824,341	-	5,824,341
Gross margin	4,403,978	686,468	5,090,446	-	5,090,446

Total expenses			2,539,621	502,580	3,042,201
Income (loss) before income taxes			$2,550,825	$(502,580)	$2,048,245

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

The tax effect of temporary differences, primarily net operating loss carryforwards, asset reserves and accrued liabilities, gave rise to the Company’s deferred tax asset. Deferred income taxes are recognized for the tax consequence of such temporary differences at the enacted tax rate expected to be in effect when the differences reverse. The Company had approximately $2.6 million in deferred tax assets at December 31, 2022 and approximately $2.5 million in deferred tax assets at March 31, 2022. The Company recognizes the impact of an uncertain income tax position taken on its income tax return at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority.

The net income was $392,627 for the three months ended December 31, 2022, which resulted in a net loss improvement or a net loss of $317,610 for the nine months ended December 31, 2022. This resulted in an adjusted NOL income tax benefit of $84,449 for the nine months ended December 31, 2022.

Note 11 – Operating Lease Liability

The Company leases its facility in East Rutherford, NJ with monthly payments of $21,237 until August 2025. Thereafter, monthly payments are $23,083 for the balance of the 8 year lease agreement expiring August 2029.

The Company's leases generally do not provide an implicit rate, and therefore the Company uses its incremental borrowing rate as the discount rate when measuring operating lease liabilities. The incremental borrowing rate represents an estimate of the interest rate the Company would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of a lease. The Company estimated its incremental borrowing rate based on its credit quality, line of credit agreement and by comparing interest rates available in the market for similar borrowings. The Company used a discount rate of 3.90% for both December 31, 2022 and March 31, 2022, respectively.

The following table reconciles the undiscounted future minimum lease payments (displayed by year and in the aggregate) under non-cancelable operating leases with terms of more than one year to the total lease liabilities recognized on the unaudited condensed consolidated balance sheet as of December 31, 2022:

Remaining payments 2023	$63,710
2024	254,840
2025	254,840
2026	267,767
2027	277,000
Thereafter	669,416
Total undiscounted future minimum lease payments	1,787,573
Less: Difference between undiscounted lease payments and discounted lease liabilities	(212,196)
Present value of net minimum lease payments	1,575,377
Less current portion	(200,148)
Operating lease liabilities – long-term	$1,375,229

Total rent expense for the three and nine months ended December 31, 2022, was $96,233 and $304,736, respectively, as compared to $100,967 and $288,117 for the three and nine months ended December 31, 2021, respectively.

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

TEL-INSTRUMENT ELECTRONICS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 12 – Litigation (continued)

The journal entry of judgment including judgment against the Company in the amount of $1.3 million for tortious interference with prospective business advantage, of $1.5 million for tortious interference with existing contracts, and $2.1 million in punitive damages was entered on November 22, 2017. Pursuant to K.S.A. 16-204(d) “any judgment rendered by a court of this state on or after July 1, 1986, shall bear interest on and after the day on which judgment is rendered at the rate provided by subsection (e). The Kansas Secretary of State publishes the rate amount. The amount published for July 1, 2017, through June 30, 2018, was 5.75%, 6.5% July 1, 2018, through June 30, 2019, 7.0% July 1, 2019, through June 30, 2020, and 4.25% July 1, 2020 through June 30, 2022. The interest rate through December 31, 2022 was 5.75%. Interest on the $4,900,000 judgment started to accrue on November 22, 2017, the date the judgment was entered. As of December 31, 2022, the outstanding amount of the judgement and accrued interest is $6,291,226.

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

The Company is very optimistic about the prospects of its appeal for a judgment as a matter of law. The Company was hoping for a decision from the court in calendar year 2022, but this timing was likely delayed due to the three month COVID-19 related shutdown of the Kansas court system. The appeal decision has been delayed due to the COVID-19 related shutdown of the Kansas court system and the inability of court staff to work remotely on confidentiality issues. During August 2021, in an effort to move the appeal forward, all parties agreed to supply the appeal information to the court on a dedicated and secured laptop that would be used by the research attorney remotely. The Company has the ability to settle this case at its sole discretion by withdrawing the appeal and paying the judgment plus interest amount. The Company currently has sufficient cash on hand to pay off this liability if the appeal is lost.

On January 28, 2022, Aeroflex filed a Motion to Require Supplemental Appeal Bond with the Court of Appeals of the State of Kansas, seeking a bond from the Company in the amount of $6 million to supplement the existing bond of $2 million. The Company has filed a response and we are confident that this motion will be denied.

On October 14, 2022, the Company received an order from the Kansas appellate court of appeals lifting the briefing stay that was entered on March 19, 2020. The Kansas appellate court has notified the Company that the argument has been set for hearing on March 30, 2023 in Topeka, Kansas. A decision on the case is expected approximately 90 days after the conclusion of the arguments.

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

A summary of the status of the Company’s stock option plans for the fiscal year ended March 31, 2022, and year to date December 31, 2022, and changes during the year are presented below (in number of options):

	Number of Options	Average Exercise Price	Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding options at April 1, 2022	111,500	$3.14	2.72 years	$3,680
Options granted	-	$-
Options exercised	-	$-
Options canceled/forfeited	-	$-

Outstanding options at December 31, 2022	111,500	$3.14	1.97 years	$-
Vested Options:
December 31, 2022:	54,700	$3.18	1.5 years	$-

Remaining options available for grant were 138,500 as of December 31, 2022.

At December 2022, the unamortized compensation expense for stock options was $27,222. Unamortized compensation expense is expected to be recognized over a weighted-average period of approximately 2.4 years.

For the three months ended December 31, 2022, the Company recorded stock compensation costs of $6,234, as compared to $7,514 for the three months ended December 31, 2021. The Company recorded stock compensation costs of $18,703 as compared to $19,848 for the nine months ended December 31, 2021.

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

The key factors that are not within the Company’s control and that may have a direct bearing on operating results include, but are not limited to, managements’ ability to raise capital in the future, the retention of key employees and changes in the regulation of our industry, as well as the risk factors identified in the Company’s filings.

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

For purposes of this Quarterly Report, “Tel-Instrument,” “we,” “our,” “us,” or similar references refers to Tel-Instrument Electronics, Inc, unless the context requires otherwise.

Overview

The Company reported net sales of $2,328,254 and $6,594,768 for the three and nine months ended December 31, 2022. This compared to net sales of $3,171,532 and $10,914,787 for the same three and nine-month period in the prior fiscal year. The sharp decline in sales for the first nine months of the current fiscal year was primarily caused by supply chain procurement issues and unanticipated delays in securing certain high dollar contracts. Long supplier lead times for certain high demand chips have been unprecedented, preventing the timely production of finished units being shipped to customers. The supply chain situation is gradually improving, and TIC has received sufficient parts to increase production operations during the fourth quarter of the current fiscal year.

The gradual improvement in parts receipts resulted in a net loss from operations of $66,025 for the third quarter. The net loss from operations for the first nine months of the fiscal year was $845,294. Gross margin for the current quarter was $893,707 (38.4%) which is approximately 6% lower than the three months ended December 31, 2021 of $1,407,793 (44.4%). This is primarily attributable to fixed production costs being spread over much lower volumes.

Net income was $392,627 and net loss was $317,610 for the three and nine months ended December 31, 2022, respectively. The current quarter ended December 31, 2022 was positively impacted by $628,400 of Employee Retention Tax Credit (“ERC”) filings.

Overview (continued)

Backlog orders on December 31, 2022, were $5.6 million compared to $3.5 million as of March 31, 2022. The increase was primarily due to the $2.9 million Navy contract to upgrade the CRAFT test set. This work will be completed over the next two years and should result in significant production revenues when the development work is completed. The  Critical Design Review (“CDR”) for this program is scheduled for April 2023 and will generate approximately $700K of NRE (“non-recurring engineering”) billings.

The Company continues to pursue opportunities in the domestic and international market for our Mode 5 test sets. The international market has been slow over the last year due in part to the recent strength of the dollar. We are still expecting a large follow-on order from the German government within the next six months. We continue to receive orders from the U.S. Government and Lockheed Martin for our AN/USM-708 and 719 (“CRAFT”) Mode 5 test sets. TIC expects to receive a $1.6 million order for the F-35 program in February 2023. Our expectation is that orders and back-log will improve this fiscal year as the SDR/OMNI test set enters the marketplace. We are also in negotiations with the U.S. Army on a funded software upgrade to the TS-4530A product which should be very profitable as the engineering work has already largely been completed.

TIC is also exploring new avenues to broaden its product portfolio including designing a high frequency test set for the Lockheed Martin F-35 program. This contract takes advantage of our expertise in RF technology. This is a completely new market for TIC as it involves high frequency communication signals. This contract includes non-recurring engineering funding and expected annual production revenues in the $600,000 to $700,000 range. TIC has successfully completed the engineering portion of the program and is waiting for a production order. TIC will continue to explore funded engineering programs of this nature as this is high margin business that helps diversify and expand our product portfolio.

The main focus area for the Company is moving into the secure communications testing. The key for long-term sustained growth will be to supplement our strong position in military Mode 5 transponder testing with dominant product offerings in the much larger commercial and military communications and navigation test set market. TIC has spent several years and millions of dollars in developing our ground-breaking SDR/OMNI product which is meant to address both the commercial market for transponder and navigation test sets as well as competing in the military secure comm test set market. The SDR/OMNI supports a wide frequency range to accommodate new commercial and military waveforms in an industry leading 4-pound package. This is approximately half the weight of competitive test sets. It is also the only new multi-purpose test set which meets the Class 1 military environmental specifications. It utilizes the latest touch screen technology and has the capability to replace all TIC commercial test sets and military flight-line test sets with one handheld product. TIC is in the process of demonstrating this product to customers and finalizing product verification. The Company has started initial production deliveries in December 2022 and has sold over $250,000 of SDR/OMNI test sets in January 2023. There are several companies competing in this market space, but we believe that our SDR/OMNI design will be extremely competitive, particularly for military applications.

The Aeroflex litigation did not result in a favorable outcome for the Company, despite our belief that we committed no wrongdoing. The jury found no misappropriation of Aeroflex trade secrets, but it did rule that the Company tortiously interfered with a prospective business opportunity and awarded damages. The jury also ruled that Tel tortiously interfered with Aeroflex’s non-disclosure agreements with two former Aeroflex employees. The jury also found that the former Aeroflex employees breached their non-disclosure agreements with Aeroflex. The Court conducted further hearings on the Company’s post-trial motions which sought to reduce the damages award of $2.8 million, as well as the punitive damages claim. The Court denied the Company’s motions and awarded Aeroflex an additional $2.1 million of punitive damages. The Company has filed motions in January 2018 for the Court to reconsider the number of damages on the grounds that they are duplicative and not legally supportable. The Court heard these motions, and such motions were denied. The Company filed for an appeal during 2019. The Company has posted a $2 million bond for the appeal. This $2 million bond amount will remain in place during the appeal process. The appeal process has effectively been in limbo for several years due to the Kansas Supreme Court moving to remote work until October 14, 2022, when the Company received an order from the Kansas appellate court of appeals lifting the briefing stay that was entered on March 19, 2020. The Kansas appellate court has notified the Company that the argument has been set for hearing on March 30, 2023 in Topeka, Kansas. A decision on the case is expected approximately 90 days after the conclusion of the arguments.

We believe we have strong appeal grounds, and the plan is to wait for the eventual decision despite the negative impact of the interest accruals on our financial results. The best case scenario is that the award is vacated while the worst-case scenario would be a dismissal which would require TIC to pay the judgement amount plus accrued interest. TIC’s cash and borrowing position should allow for the payment of the entire amount if necessary. This is based on expected improved first quarter results and receipt of the Navy CDR NRE funding.

Results of Operations

Sales

Net sales were $2,328,254 and $6,594,768 for the three and nine months ended December 31, 2022, as compared to $3,171,532 and $10,914,787 for the same three and nine month period in the prior fiscal year, respectively. The decrease in sales of $843,278 (27%) and $4,320,019 (40%) respectively, was due primarily to supply chain issues, where supplier lead times have increased from several months to over six months in some cases. In particular, chip components have been especially difficult to receive on a timely basis by our printed circuit board (“PCB”) vendors.

Gross Margin

Gross margin for the current quarter was $893,707 (38.4%) which is approximately 6% lower than the three months ended December 31, 2021 of $1,407,793 (44.4%). This is primarily attributable to fixed production costs being spread over much lower volumes plus higher parts component costs for hard to find obsolete parts. TIC has increased its selling prices during January 2023 to offset these added costs.

For the nine months ended December 31, 2022, total gross margin decreased to $2,282,363 as compared to $5,090,446 for the nine months ended December 31, 2021.

Operating Expenses

Selling, general and administrative expenses increased $54,111 (10%) to $578,077 and decreased $61,597 (4%) to $1,613,021 for the three and nine months ended December 31, 2022 respectively, as compared to $523,966 and $1,674,618, respectively for the three and nine months ended December 31, 2021. The three month increase of $54,111 is primarily a result of a $63,308 accrual for a Homeland Security Investigations (“HIS”) agency “Notice of Intent to Fine”, as a result of a Form I-9 audit that was initiated March 2018 and the final fine amount settled during January 2023. The nine month decrease of $61,597 is a result of net lower sales commissions, consultant fees, and profit sharing accruals, partly offset by the resumption of travel and trade show participation.

Aeroflex litigation costs were $10,860 for the three months ended December 31, 2022, as compared to $17,145 for the three months ended December 31, 2021. Litigation costs decreased $9,443 to $12,102 for the nine months ended December 31, 2022, as compared to $21,545 for the nine months ended December 31, 2021. This is a direct result of decreased activity related to the litigation (see Notes 4 and 12 to the unaudited condensed consolidated financial statements) during the comparative time frame . With respect to the Aeroflex litigation, the Company has appealed the $4.9 million judgement and has set aside $2 million in cash to support an appeal bond. The appeal submissions are now complete. We continue to believe that the trial judge erred in his legal ruling on standing and other issues during the trial and that we have strong grounds for the award to be vacated or reduced. The Company has received an order that oral arguments for the appeal will take place on March 30, 2023.

Engineering, research, and development expenses decreased $203,323 (35%) to $370,795 and $448,011 or (23%) to $1,502,534 for the three and nine months ended December 31, 2022 respectively, as compared to $574,118 and $1,950,545 for the three and nine months ended December 31, 2021, respectively. Total engineering expense decreased primarily as a result of the restart of the Lockheed Martin MADL program and the Navy ECP  Contract non-recurring engineering expenditures (“NRE”) which reduced engineering costs in the current quarter by $160,184 and $344,276 for the nine months ended December 31, 2022, with the balance of the decrease a result of cost efficiencies.

(Loss) Income from Operations

As a result of the above, the Company recorded a loss from operations of $66,025 and $845,294 for the three and nine months ended December 31, 2022, as compared to income from operations of $292,564 and $1,443,738 for the three and nine months ended December 31, 2021.

Other Income (Expense), Net

For the three and nine months ended December 31, 2022, total other net income was $563,048 and $443,235, this is primarily a result of $628,400 of Employee Retention Tax Credits (“ERC”) the Company was eligible for and has filed the required amended tax returns. The credit refunds are anticipated to be released by the Internal Revenue Service sometime between August – December 2023.

As compared to other net (expense) income of ($51,494) and $604,507 for the three and nine months ended December 31, 2021, primarily the result of the Second Draw PPP loan in the amount of $722,577 being fully forgiven on September 17, 2021 and on August 24, 2021, TIC, and the New Jersey Economic Development Authority (NJEDA) signed a small business emergency assistance grant agreement in the amount of $20,000.

Income before Income Taxes

The Company recorded income before taxes of $497,023 and a net loss before taxes of $402,059 for the three and nine months ended December 31, 2022, as compared to income before taxes of $241,070 and $2,048,245 for the three and nine months ended December 31, 2021.

Income Tax (Benefit) Expense

For the three months ended December 31, 2022, the Company recorded a year to date adjusting income tax expense of $104,396. For the nine months ended December 31, 2022 recorded a tax benefit of $84,449, and related increase in its deferred tax asset, as a result of the Company’s net loss, as compared to an income tax expense of $46,448 and $278,446 for the three and nine months ended December 31, 2021, respectively. The differences between income taxes, in the prior year, expected at the U.S. federal statutory income tax rate of 21 percent and the reported income tax expense are due to the recognition of non-taxable PPP funds of $722,577 as other income during the three months ended September 30, 2021.

Net Income (Loss)

The Company recorded net income of $392,627 and a net loss of $317,610 for the three and nine months ended December 31, 2022, as compared to net income of $194,622 and $1,769,799 for the three and nine months ended December 31, 2021.

Liquidity and Capital Resources

At December 31, 2022, the Company had net working capital of $3,142,693 including accrued legal damages related to the Aeroflex litigation of $6,291,226, as compared to working capital of $3,671,667 at March 31, 2022. This change is due primarily to the decline in sales revenue and profitability. During the nine months ended December 31, 2022, the Company’s cash balance (including the $2 million in restricted cash for the appeal) decreased by approximately $1.7 million to $5,303,597. The Company’s principal sources, and uses of funds were as follows:

Cash (used in) provided by operating activities. For the nine months ended December 31, 2022, $1,571,007 in cash from operations was used, as compared to the nine months ended December 31, 2021, the Company provided $2,048,312. This decrease in cash provided for operations is mostly attributed to the net loss for the nine months ended December 31, 2022, an increase in accounts receivable, and an increase in inventories as we build stock for production. In addition to buying additional inventory to address the supply chain interruptions, the Company has purchased a significant amount of inventory for the SDR/OMNI program. Additionally, the increase in other assets includes a receivable of $628,400 for Employee Retention Tax Credits (“ERC”) as result of amended 941 federal form filings.

Cash used in investing activities. For the nine months ended December 31, 2022, the Company used $6,136 for purchases of equipment as compared to the nine months ended December 31, 2021, the Company used $4,777.

Cash (used in) financing activities. For the nine months ended December 31, 2022, the Company used $80,000 in cash from financing activities as compared to $240,000 for the nine months ended December 31, 2021. This decrease is due to dividend payments of $80,000 per quarter not being made for quarter two and three.

The Bank of America line of credit was renewed and will mature July 30, 2023. As of December 31, 2022, the line of credit draw remained at zero.

On December 31, 2022, the Company had approximately $5.3 million of cash on hand which included $2 million of restricted cash supporting the appeal bond.

As of December 31, 2022, the Company has recorded total damages of $6,291,226 including accrued interest, as a result of the jury verdict associated with the Aeroflex litigation as well as the Court’s decision on punitive damages. The Company has recorded accrued interest of $1,391,225 as of December 31, 2022.

The Company is very optimistic about the prospects of its appeal for a judgment as a matter of law. The appeal is scheduled to be heard on March 30, 2023 and a final decision is expected this summer. TIC’s cash and borrowing position should allow for the payment of the entire amount if necessary. This is based on expected improved fourth quarter results and receipt of the $700K 0 Navy CDR NRE funding.

Moving forward, we believe that our expected cash flows from operations and current cash balances, which amounted to approximately $5.3 million, including approximately $2 million in restricted cash will be sufficient to operate in the normal course of business for next 12 months from the issuance date of these unaudited condensed financial statements, including any payments for settlement of the litigation.

Currently, the Company has no material future capital expenditure requirements.

These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on For 10-K for the fiscal year ended March 31, 2022, filed with the SEC on June 17, 2022 (the “Annual Report”).

Off-Balance Sheet Arrangements

As of December 31, 2022, the Company had no off-balance sheet arrangements.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We are a “smaller reporting company” as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this Item. We do not hold any derivative instruments and do not engage in any hedging activities.

Item 4. Controls and Procedures.

(a)          Evaluation of Disclosure Controls and Procedures

The Company, including its principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this report (the “Evaluation Date”). Based upon the evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act was recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are controls and procedures designed to reasonably ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this report, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls include controls and procedures designed to reasonably ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b)          Changes in Internal Control over Financial Reporting

The Company, including its chief executive officer and chief financial officer, reviewed the Company’s internal control over financial reporting, pursuant to Rule 13(a)-15(e) under the Exchange Act and concluded that there was no change in the Company’s internal control over financial reporting during the Company’s most recently completed fiscal quarter during the period ended December 31, 2022 or subsequent to the date the Company completed its evaluation that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

The Aeroflex litigation (see Note 12) to the Unaudited Condensed Consolidated Financial Statements) did not result in a favorable outcome for the Company, despite our belief that we committed no wrongdoing.

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

As reflected in the accompanying unaudited condensed consolidated balance sheet as of December 31, 2022, the Company has recorded estimated damages to date of approximately $6.3 million, including interest, as a result of a jury verdict associated with the Aeroflex litigation. The Company has filed for an appeal (see Notes 4 and 12). As of December 31, 2022, the Company has cash balances of $5.3 million, including $2 million of restricted cash as well as $1.3 million in accounts receivable.

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

On October 14, 2022, the Company received an order from the Kansas appellate court of appeals lifting the briefing stay that was entered on March 19, 2020. The Kansas appellate court has notified the Company that the argument has been set for hearing on March 30, 2023 in Topeka, Kansas. A decision on the case is expected approximately 90 days after the conclusion of the arguments. TIC’s cash and borrowing position should allow for the payment of the entire amount if necessary. This is based on expected improved fourth quarter results and receipt of the Navy CDR NRE funding.

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

Item 1A. Risk Factors.

Not applicable because we are a smaller reporting company. Notwithstanding, we believe there are no changes that constitute material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2022, filed with the SEC on June 17, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company’s equity securities during the quarter ended December 31, 2022.

Item 3. Defaults upon Senior Securities.

There has been no default in the payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company during the quarter ending December 31, 2022.

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

TEL-INSTRUMENT ELECTRONICS CORP.

Date: February 13, 2023	By:	/s/ Jeffrey C. O’Hara
	Name:	Jeffrey C. O’Hara
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: February 13, 2023	By:	/s/ Pauline Romeo
	Name:	Pauline Romeo
	Title:	Chief Accounting Officer (Principal Financial and Accounting Officer)