Form 10-K
period 2023-03-31
TEL INSTRUMENT ELECTRONICS CORP
filed 2023-06-15
CIK 96885

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended March 31, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates on September 30, 2022 (the last business day of our most recently completed second fiscal quarter) was $1,351,499 based on the closing price of $1.94 on September 30, 2022.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

3,255,887 shares of common stock, par value $0.10 per share, were outstanding as of June 14, 2023.

TEL-INSTRUMENT ELECTRONICS CORP.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Included in this Annual Report on Form 10-K are “forward-looking” statements, within the meaning of Section 27A and Section 21E of the Securities Act of 1934, as amended (the “Exchange Act”), that involve substantial risks and uncertainties, as well as historical information. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that the expectations reflected in these forward-looking statements will prove to be correct. Our actual results could differ materially from those anticipated in forward-looking statements as a result of certain factors. All statements other than statements of historical fact could be deemed forward-looking statements. Statements that include words such as “may,” “will,” “might,” “projects,” “expects,” “plans,” “believes,” “anticipates,” “targets,” “intends,” “hopes,” “aims,” “can,” “should,” “could,” “would,” “goal,” “potential,” “approximately,” “estimate,” “pro forma,” “continue” or “pursue” or the negative of these words or other words or expressions of similar meaning may identify forward-looking statements. For example, forward-looking statements include any statements of the plans, strategies, and objectives of management for future operations; any statements concerning proposed new products, services, or developments; any statements regarding future economic conditions or performance; statements of belief and any statement of assumptions underlying any of the foregoing. Important factors that could cause our actual results, performance, or achievements to differ from these forward-looking statements include the following:

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

•	economic, competitive, demographic, business, and other conditions in our local and regional markets;

•	changes in our business and growth strategy;

•	changes or developments in laws, regulations, or taxes in the electronics/aerospace industry;

•	actions taken or not taken by third parties, including our vendors, customers, and competitors;

•	the availability of additional capital; and

•	other factors discussed elsewhere in this Annual Report.

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

PART I

Item 1. Business

General

Tel-Instrument Electronics Corp. (“Tel,” “TIC” or the “Company”) has been in business since 1947 and based in East Rutherford NJ. The Company is a leading designer and manufacturer of avionics test and measurement instruments for the global, commercial air transport, general aviation, and government/military defense markets. Tel provides instruments to test, measure, calibrate, and repair a wide range of airborne navigation and communication equipment. The Company sells its equipment in both domestic and international markets that range in list price from $13,900 to $99,900. Tel continues to develop new products in anticipation of customers’ needs and to maintain its strong market position. Its development of multi-function testers has made it easier for customers to perform ramp tests with less operator training, fewer test sets, and lower product support costs. The Company has become a major manufacturer and supplier of Identification Friend or Foe (“IFF”) flight line test equipment over the last two decades.

The Company is publicly traded and was quoted on the Over-the-Counter Market Place (“OTCQB”) under the symbol “TIKK.”

The Company continues to pursue opportunities in the domestic and international market for our Mode 5 test sets. The international market has been slow over the last year due in part to the recent strength of the dollar. We are still expecting a large follow-on order from the German government within the next six months for $1.6 million. We continue to receive orders from the U.S. Government and Lockheed Martin for our AN/USM-708 and 719 (“CRAFT”) Mode 5 test sets. Our expectation is that orders and back-log will improve this fiscal year as the SDR/OMNI test set enters the marketplace. We are also in negotiations with the U.S. Army on a funded software upgrade to the TS-4530A product in the amount of $0.9 million It is also possible that the USAF will elect to upgrade its TS-4530A units as well. This is high-margin business as the development work has largely been completed.

TIC has also received a $2.9 million funded ECP contract from the U.S. Navy to take out product obsolescence from the CRAFT units. The development and testing contract is expected to be completed within the next 18 months. TIC will then upgrade the Navy units with new printed circuit boards (“PCB’s”) and software which is expected to generate revenues of almost $20 million from the Navy over a four-year period. This could also generate substantial revenues from other CRAFT customers that need the updated software and hardware.

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

The main focus area for the Company is moving into the secure communications testing. The key for long-term sustained growth will be to supplement our strong position in military Mode 5 transponder testing with dominant product offerings in the much larger commercial and military communications and navigation test set market. TIC has spent several years and millions of dollars in developing our ground-breaking SDR/OMNI product which is meant to address both the commercial market for transponder and navigation test sets as well as competing in the military secure comm test set market. The SDR/OMNI supports a wide frequency range to accommodate new commercial and military waveforms in an industry leading 4-pound package. This is approximately half the weight of competitive test sets. It is also the only new multi-purpose test set which meets the Class 1 military environmental specifications. It utilizes the latest touch screen technology and has the capability to replace all TIC commercial test sets and military flight-line test sets with one handheld product. The Company started initial production deliveries in December 2022. There are several companies competing in this market space, but we believe that our SDR/OMNI design will be extremely competitive, particularly for military applications.

Item 1. Business (continued)

General (continued)

Company Response to COVID-19

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

On September 9, 2021, President Biden announced Executive Order 14042 (“Executive Order”) and related initiatives designed to lead the country out of the COVID-19 pandemic. The Executive Order includes policies that will require employees of contractors that do business with the federal government to be vaccinated. On September 24, 2021, The Safer Federal Workforce Task Force released COVID-19 vaccine guidance for Federal contractors and subcontractors. According to this guidance, covered employees must be fully vaccinated by December 8, 2021, or at the latest, by the first day of performance on a covered contract, absent the need for a disability or religious accommodation. In addition, covered contractors must follow the CDC’s mask and physical distance requirements for covered contractor employees and visitors. The Executive Order and the guidance apply to any prime contractor or subcontractor that is a party to a “contract or contract-like instrument” that includes a clause incorporating the requirements of the Executive Order. The new clause applied on or after October 15, 2021, to only new federal contracts, solicitations, contract extensions and renewals whose value exceeds $250,000. TIC currently does not have any federal contracts or similar contract-like instruments that are in excess of $250,000, however the vast majority of the TIC employees are fully vaccinated.

On August 31, 2022, the Biden administration updated its Safer Federal Workforce Task Force guidance on the federal contractor COVID-19 vaccine mandate. According to the new guidance, “the Federal Government will take no action to implement or enforce Executive Order 14042. For existing contracts or contract-like instruments (hereinafter ‘contracts’) that contain a clause implementing requirements of Executive Order 14042, the Government will take no action to enforce the clause implementing requirements of Executive Order 14042, absent further written notice from the agency.”

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

We have already sold approximately $13 million of these test sets to both domestically and internationally. TIC believes this product will continue to support our future growth and profitability. Tel has also received U.S. DOD AIMS certification for the T-47/M5 Test Set and is working on an updated approval for the most recent software build.

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

Item 1. Business (continued)

General (continued)

We have delivered over 3,540 TS-4530A kits and test sets. The U.S. Army plans to upgrade the software for its units to provide increased functionality such as the addition of Mode 5 Level 2B. It is also possible that the U.S. Air Force will upgrade its TS-4530A units which would entail an additional funded contract.

T-4530i IFF Test Set

This new test is a software/hardware upgrade of the TS-4530A product. The lead customer for this test is the German military. This unit includes extended life Ni-MH batteries and significantly expanded manual Mode 5 test capability using a seven-year indefinite-delivery-indefinite quantity (“IDIQ”) contract to our European distributor, Muirhead Avionics (“Muirhead”) for T-4530i test sets. In total, TIC has delivered $3.5 million of these test sets to Germany. TIC is expecting a follow-on order for additional units this calendar year.

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

The Joint Strike Fighter (“JSF”) program continues to generate CRAFT orders as this program ramps up production. The Company has already received orders from Lockheed Martin and Northrup Grumman for the AN/USM-708 units, for the JSF Program, totaling approximate $9 million. Sikorsky has also indicated that it will be ordering CRAFT test sets for its new helicopters. The Company also believes it will receive orders from other customers for this product.

The CRAFT ECP program is proceeding on schedule, and we held the Critical Design Review (“CDR”) in April 2023. The next major engineering milestone is the Test Readiness Review that should take place next summer. This will entail replacing the Single Board Computer and four PCB’s (printed circuit board”) in existing Navy units. The production contract is expected to generate significant revenues from the Navy and other customers starting next fiscal year.

For more information, please visit www.telinstrument.com for a complete listing of all of the Company’s different military and commercial products.

New Products

SDR/OMNI/MIL

TIC has spent the last several years developing the SDR/OMNI avionics test set which currently operates in the 1 MHz to 2.2 GHz range. This new test set utilizes software-designed radio technology that enables it to test all common avionics functions in one 4.5- pound test set, which is half the weight of competitive test sets. The SDR/OMNI has very wide frequency to accommodate new commercial and military waveforms. It utilizes the latest touch screen technology and has the capability to replace all TIC commercial test sets with one handheld product. At less than five pounds, this test set will be the smallest and most rugged test set available in the market with full Class 1 MIL-PRF-28800 environmental compliance including temperature ranges from -40 degrees to +55 degrees centigrade. The U.S. military will need to upgrade thousands of existing communication and navigation test sets over the next several years to address the new frequency and waveform requirements for military radios and we believe the SDR/OMNI is well positioned to capture a large portion of this business. This new technology could provide us with the opportunity to expand out of our relatively narrow avionics test market niche and enter the much larger secure military and homeland security radio test market which is many times the size of our existing avionics test market. The secure military test set market is very large, and we are anticipating several large competitive DOD solicitations to take place in the next several years.

Item 1. Business (continued)

General (continued)

MADL TEST SET

TIC is also working with Lockheed Martin (LMCO) on a new MADL test set after winning a competitive solicitation. MADL is a secure communications radio for the F-35. This operates in a much higher frequency range than our other test sets and could represent a further diversification out of our core markets. TIC has completed the engineering development work and is waiting for a production order. It is expected that this product will generate approximately $0.6 million of recurring annual revenues and will position TIC for further development contracts with LMCO.

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

We believe our new SDR/OMNI will do very well in the world-wide commercial avionics market although we are facing new competition from Aeroflex and a Canadian company. Based on extensive customer feedback, it appears that the SDR/OMNI has a superior design. This should generate increased market share at very attractive gross margin levels. The real focus for the SDR/OMNI is in the military arena for Nav/Comm testers and communication test sets. This market has been dominated by Aeroflex for the last 30 years and TIC has not had a viable competitive product until now. The SDR/OMNI is ideally suited for these markets as it is the only test set on the market with full Class 1 DOD environmental compliance. The secure military test set market is very large, and we are anticipating several large competitive DOD solicitations to take place in the next several years.

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

Item 1. Business (continued)

General (continued)

Marketing and Distribution

Domestic commercial sales are made throughout the U.S. to commercial airlines and general aviation businesses directly or through distributors. There were $2,165,485 in domestic commercial sales in fiscal year 2023 and there was two (2) direct commercial customer who accounted for 22% and 19% of domestic commercial sales, respectively. The Company has one domestic distributor which receives discounts ranging between 16%-20% discount for stocking, selling, and, in some cases, providing product calibration and repairs. The loss of this distributor would not have a material adverse effect on the Company or its operations. Our domestic commercial distributor, Aero Express, represented approximately 19% and 14%, respectively, of commercial sales during fiscal years 2023 and 2022.

Marketing to the U.S. Government is made directly by employees of the Company or through independent sales representatives, who receive similar commissions to the commercial distributors. For the years ended March 31, 2023, and 2022, sales to the U.S. Government, including shipments through the government’s logistics centers, represented approximately 18% and 26%, respectively, of total sales. For the year ended March 31, 2023, two (2) direct customers represented 17% and 11% of total sales and three (3) customers represented 16%, 13% and 11% of government sales, respectively. No international distributors represented more than 10% of total sales or of government sales for the year ended March 31, 2023. For the year ended March 31, 2022, two (2) direct customers represented 20% and 12% of total sales and 25% and 10% of government sales, respectively. Two (2) international distributors represented 13% and 12% of total sales and two (2) represented 16% and 15% of government sales for the year ended March 31, 2022.

International sales are made throughout the world to government and commercial customers, directly through American export agents, or through the Company’s overseas distributors at a discount reflecting a 15% to 22% selling commission, under written or oral, year-to-year arrangements. The Company has an exclusive distribution agreement with Muirhead Avionics Ltd (“Muirhead”) and Accessories, Ltd (“Muirhead”), based in the United Kingdom, to represent the Company in parts of Europe, and with Milspec Services in Australia and New Zealand. Tel also sells its products through exclusive distributors in Spain, Portugal, and East Asia and is exploring distribution in other areas. For the years ended March 31, 2023, and 2022, total international sales were 22% and 37%, respectively, of sales, the notable decrease is due partially to the continuation of Covid-19 Pandemic related issues and international government budgetary restrictions. Additionally, the Company has an agreement with M.P.G. Instruments s.r.l., based in Italy, wherein this distributor has the exclusive sales rights for DME/P ramp and bench test units. The Company continues to explore additional marketing opportunities in other parts of the world, including East Asia.

The Company has no material assets overseas. Tel also provides customers with calibration and repair services. Repairs and calibrations accounted for 16.5% and 15% of sales for the years ended March 31, 2023, and 2022, respectively.

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

Backlog

Set forth below is Tel’s avionics backlog on March 31, 2023, and 2022:

	Commercial	Government	Total

March 31, 2023	$409,256	$6,138,647	$6,547,903
March 31, 2022	$275,242	$3,216,299	$3,491,541

Tel believes that most of its backlog on March 31, 2023, will be delivered during the next 12 months. The backlog is pursuant to purchase orders. Historically, the Company obtains orders which are required to be filled in less than 12 months, and therefore, backlog amounts at the end of the period do not reflect delivered or future orders.

Item 1. Business (continued)

General (continued)

Suppliers

TIC obtains its purchased parts from a number of suppliers. In fiscal year 2023, our supply chain had significant issues with deliveries being delayed which negatively impacted TIC’s revenues and profitability. The situation has been slow in improving this calendar year and the Company is placing orders earlier to allow for longer lead times to obtain purchased parts, as needed, at acceptable prices.

Patents and Environmental Laws

TIC has no patents or licenses which are material to its business, and there are no material costs incurred to comply with environmental laws.

Engineering, Research, and Development

In the fiscal years ended March 31, 2023, and 2022, Tel incurred expenses of $1,814,198 and $2,548,626, respectively, on the engineering, research, and development of new and improved products. The decline for the latest fiscal year is due to engineering expenditures for the funded MADL and CRAFT ECP programs being transferred to cost of goods sold. Engineering, research, and development expenditures in fiscal year 2023 were made primarily for the final development of the Company’s SDR/OMNI hand-held product line utilizing CRAFT and TS-4530A technology, the finalization of the MADL test set for LMCO, T-4530i, Navy Craft ECP redesign and the incorporation of product enhancements in existing designs. The Company owns all of these designs with the exception of the AN/ARM-206 product. Tel’s management believes that continued significant expenditures for engineering, research, and development are necessary to enable Tel to expand its products, sales, and profits, and to remain competitive.

Personnel

As of June 14, 2023, Tel had 44 employees, comprised of 20 full-time and 1 part-time employees in manufacturing, supply chain, and quality assurance, 6 full-time and 1 part-time employees in administration and sales, including customer services and product support, and 12 full-time and 4 part-time employees in engineering, research, and development, none of whom belongs to a union. From time to time, the Company also employs independent contractors to support its manufacturing, engineering, and sales organizations. As of June 14, 2023, the Company utilized 2 independent contractors in sales management. Tel has been successful in attracting skilled and experienced management, sales, and engineering personnel, although the market for senior engineering talent is becoming very competitive. We have not experienced any work stoppages and we consider our relationship with our employees to be good.

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

The Company also leases a small office in Lawrence, Kansas under an operating lease agreement. In March 2023, the Company extended the lease term to March 31, 2024.

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

For the year starting July 1, 2021, the interest rate was 4.25%. Cumulative interest on the $4.9 million judgment started to accrue on November 22, 2017, the date the judgment was entered. As of March 31, 2023, the outstanding amount of the judgement and accrued interest is $6.4 million.

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

On October 14, 2022, the Company received an order from the Kansas appellate court of appeals lifting the briefing stay that was entered on March 19, 2020. The Kansas appellate court has notified the Company that the argument was set for hearing on March 30, 2023 in Topeka, Kansas which in fact took place. A decision on the case is expected approximately 90 days after the conclusion of the arguments that were heard on March 30, 2023. TIC’s cash should allow for the payment of the entire amount if necessary. This is based on expected improved first quarter results and receipt of the Navy CDR funding.

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

As of the date of this Annual Report on Form 10-K, except as set forth herein, management believes that there are no claims against TIC, which it believes will result in a material adverse effect on TIC’s business or financial condition.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

a) Market Information

The common stock, $0.10 par value per share, of the registrant (“Common Stock”) is traded on the OTCQB under the symbol “TIKK”. The following table sets forth the high and low per share sale prices for our Common Stock for the periods indicated as reported for fiscal years 2023 and 2022 by the OTC. The market quotations reflect interdealer prices, without retail markup, markdown, or commissions, and may not represent actual transactions.

Fiscal Year
Ended March 31,	High	Low
2023
First Quarter	$3.19	$2.26
Second Quarter	2.93	1.42
Third Quarter	2.49	1.50
Fourth Quarter	2.44	1.90

2022
First Quarter	$3.63	$2.80
Second Quarter	3.75	2.76
Third Quarter	3.55	2.90
Fourth Quarter	3.15	2.80

b) Holders

The Company has approximately 142 holders of its Common Stock as of June 14, 2023. This figure does not consider those shareholders whose certificates are held in the name of broker-dealers or other nominees.

c) Dividends

We have not declared or paid any dividends on our Common Stock and intend to retain any future earnings to fund development and growth of our business. Therefore, we do not anticipate paying dividends on our common stock for the foreseeable future. TIC paid dividends on the preferred shares through during quarter one of fiscal 2023. As a result of the loss for the current fiscal year, we are not permitted to pay preferred dividends without written bank approval. There are no restrictions on our present ability to pay dividends to stockholders of our common stock, other than those prescribed by law.

d) Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of March 31, 2023, regarding compensation plans under which equity securities of the Company are authorized for issuance. See “Equity Compensation Plan Information” under Item 12 below.

Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of options remaining available for future issuance under Equity Compensation Plans
Equity Compensation Plans approved by shareholders	99,000	$3.13	151,000
Total	99,000	$3.13	151,000

Rule 10B-18 Transactions

During the year ended March 31, 2023, there were no repurchases of the Company’s Common Stock by the Company.

Recent Sales of Unregistered Securities

During the year ended March 31, 2023, we have not issued any securities that were not registered under the Securities Act and not previously disclosed in the Company’s Quarterly Reports on Form 10-Q or Current Reports on Form 8-K.

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

Overview

Fiscal year 2023 operations continued to be affected by the residual effects of the outbreak of COVID-19 and its variants. While the business is still strong, the Company has been impacted by the pandemic in its commercial business and delays in orders from some of its military customers. The pandemic has also impacted its supply chain and labor force with disruptions to both the delivery of critical inventory components and personnel shortages due to post COVID-19 quarantines, which have hampered our ability to ship units under normal lead times. Although the Company has been negatively impacted by the pandemic, there was an increase in our receipt of new orders with an open order back log of approximately $6.5 million at March 31, 2023.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Overview (continued)

The Company reported net loss of $(388,545) and net sales of $8,631,157 for the fiscal year ended March 31, 2023. This compared to net income of $1,309,738 and net sales of $12,932,790 in the prior fiscal year. Net income for the prior fiscal year included $722,577 gain on forgiveness of PPP loan. Excluding the $722,577 gain on PPP forgiveness, net income for the year ended March 31, 2022, was $587,161. The Company reported a 33% decrease in sales to $8,631,157 for the year ended March 31, 2023, as compared to $12,932,790 for the previous year. Commercial sales decreased by 12% to $2,261,783 for the year ended March 31, 2023, as compared to $2,568,959 for the year ended March 31, 2022. The commercial airline industry was devastated by the COVID-19 pandemic during the past two prior fiscal years, and has been steadily rebounding to pre 2019 pandemic levels. Avionics government sales decreased by 39% to $6,369,374 for the year ended March 31, 2023, as compared to $10,363,831 for the year ended March 31, 2022. This decrease in government sales is due to COVID-19 pandemic related supply chain issues and international government budgetary restrictions. Gross margin decreased by $2,716,590 in fiscal 2023 as compared to 2022 and the gross margin percentage declined by 9.3 percentage points to 35.3%. The decline in gross margin was primarily due to lower volume, fixed manufacturing costs, and increases in production component costs. Total operating expenses for the year decreased by $881,811. This was primarily due to an engineering, research, and development expense decrease of $734,428 as compared to prior fiscal year that included customer project reimbursed engineering costs for the MADL (Lockheed Martin) and Craft ECP (U.S. Navy) projects. Net loss before taxes was $516,682 for fiscal year 2023 as compared to a net income of $1,485,191 in fiscal year 2022. The Company’s cash balance on March 31, 2023, was approximately $5.9 million, including the $2 million of restricted cash to support the appeal bond. The Company’s backlog on March 31, 2023, was $6.5 million.

The Company continues to pursue the domestic and international markets for our Mode 5 test sets with good results. We continue to receive orders from South Korea, Australia, Canada, the U.K., and Germany for our Mode 5 test sets. We also are receiving volume orders from the U.S. Government and Lockheed Martin for our AN/USM-708 and 719 (“CRAFT”) Mode 5 test sets. Our expectation is that we will have profitable operations in fiscal year 2024, but the timing of these new orders is largely out of our control. After a sharp drop in FY 2023, the Company is also seeing the beginning of a rebound in commercial test set business. TIC  is also working on the next generation of Mode 5 called Mode 5 Level 2B. This could potentially lead to substantial software upgrades in the future for our domestic and international Mode 5 customers. The Navy has awarded a $2.9 million contract for the ECP upgrade of all of its test sets to remove parts obsolesce. Funded engineering started during the 2023 fiscal year. This is an important product for the Company, and this should ensure an additional 10 years of product life. It will also generate substantial recurring revenue once the engineering development and testing is completed.

The Company is also actively looking at expanding out of its current core avionics market area. TIC is working with Lockheed Martin (LMCO) on a new MADL test set. TIC was awarded this contract after winning a $956,000 competitive solicitation. MADL is a secure communications radio for the F-35. This operates in a much higher frequency range than our other test sets. TIC has finished the design and is waiting on a production order. This should generate ongoing recurring revenues for the Company and will position TIC for further engineering work with LMCO.

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

The Aeroflex litigation (see Note 20 to the consolidated financial statements) did not result in a favorable outcome for the Company, despite our belief that we committed no wrongdoing.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Overview (continued)

As reflected in the accompanying consolidated balance sheet as of March 31, 2023, the Company has recorded estimated damages to date of $6.4 million, including interest, as a result of a jury verdict associated with the Aeroflex litigation. The Company has filed for an appeal (see Notes 5 and 20). As of March 31, 2023, the Company has cash balances of $5.9 million, including $2 million of restricted cash.

On October 14, 2022, the Company received an order from the Kansas appellate court of appeals lifting the briefing stay that was entered on March 19, 2020. The Kansas appellate court has notified the Company that the argument was set for hearing on March 30, 2023 in Topeka, Kansas which in fact took place. A decision on the case is expected approximately 90 days after the conclusion of the arguments that were heard on March 30, 2023. TIC’s cash and borrowing position should allow for the payment of the entire amount if necessary. This is based on expected improved upcoming first quarter results and receipt of the Navy CDR NRE funding. In May 2023, the Internal Revenue Service additionally approved the $628,401 ERC credit application that was submitted last fall. TIC received the $628,401 ERC from the Internal Revenue Service on June 1, 2023.

The Company is very optimistic about the prospects of its appeal for a judgment as a matter of law.

On March 21, 2016, the Company entered into a line of credit agreement with Bank of America. Per the most recent extension agreement entered into on July 22, 2022, the line of credit is set to expire on July 30, 2023. The line is collateralized by substantially all of the assets of the Company. The new agreement includes availability up to $690,000. Monthly payments will be interest only. As of March 31, 2023, the line of credit was fully drawn upon for $690,000 (see Note 8 to the consolidated financial statements) and on March 31, 2022 the full line of credit was available. The interest rate on March 31, 2023 was 8.64%. On March 31, 2023, the Company’s backlog of orders was approximately $6.5 million as compared to $3.5 million on March 31, 2022. Historically, the Company obtains orders which are required to be filled in less than 12 months, and therefore, these anticipated orders are not reflected in the backlog.

The Company believes it has sufficient cash on hand and expected cash flow from operations for the next twelve months due to the increase in business and the opportunities that exist for the next few years. TIC received on June 1 2023, a $628,401 tax credit which was submitted last fall and approved by the Internal Revenue Service.

Results of Operations 2023 Compared to 2022

Sales

For the year ended March 31, 2023, sales decreased $4,301,633 (33%) to $8,631,157 as compared to $12,932,790 for the year ended March 31, 2022. Commercial sales decreased $307,176 (12%) to $2,261,783 for the year ended March 31, 2023, as compared to $2,568,959 for the year ended March 31, 2022. The commercial airline industry was devastated by the COVID pandemic during the past two prior fiscal years, and has been steadily rebounding to pre 2019 pandemic levels.

Avionics government sales decreased by 39% to $6,369,374 for the year ended March 31, 2023, as compared to $10,363,831 for the year ended March 31, 2022. This decrease in government sales is due to COVID-19 pandemic related supply chain issues and international government budgetary restrictions.

Gross Margin

Gross margin percentage declined by 9.3 percentage points to 35.3%. The decline in gross margin was primarily due to lower volume, fixed manufacturing costs, and increases in production component costs.

Operating Expenses

Total operating expenses for the year decreased by $881,811 (18%) as compared to prior year.

The decline was primarily due to engineering, research, and development expense decrease of $734,428 (29%) as compared to prior fiscal year that included customer project reimbursed engineering costs for the MADL (Lockheed Martin) and CRAFT ECP (U.S. Navy) projects expense offsets.

Selling, general and administrative expenses, along with litigation expense, decreased $147,383 (6%) to $2,132,672 for the year ended March 31, 2023, as compared to $2,280,055 for the year ended March 31, 2022. This decrease is attributed to lower sales commissions, consultant fees, and profit sharing accruals, partly offset by a $63,308 fine from the Homeland Security Investigations (“HIS”) agency resulting from a Form I-9 audit that was initiated March 2018 and the final fine amount settled during January 2023.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

(Loss) Income from Operations

As a result of the above, the Company recorded a loss from operations in the amount of $(898,120) for the fiscal year ended March 31, 2023, as compared to income from operations of $936,659 for the year ended March 31, 2022.

Other Income (Expense), Net

For the year ended March 31, 2023, total other income (expense), net was $381,438 as compared to $548,532 in the prior year. The net decrease includes $628,400 of Employee Retention Tax Credits (“ERC”) the Company was eligible for and was received June 1, 2023 as compared to the prior year which included the second Draw PPP loan forgiveness in the amount of $722,577, and $20,000 from the New Jersey Economic Development Authority (NJEDA) small business emergency assistance grant.

(Loss) Income before Income Taxes

As a result of the above, the Company recorded a loss before taxes of $(516,682) for the year ended March 31, 2023, as compared to income before taxes of $1,485,191 for the fiscal year ended March 31, 2022.

Income Tax (Benefit) Expense

For the year ended March 31, 2023, the Company reported a tax benefit of $128,137 as compared to a $175,453 tax provision in the prior year. The ERC included in year ended March 31, 2023 nor the PPP loan forgiveness included in the prior year were taxable events.

The differences between income taxes expected at the U.S. federal statutory income tax rate of 21 percent and the reported income tax expense are due to the recognition of the non-taxable ERC of $628,400 and non-taxable PPP funds of $722,577 as other income during both fiscal years ended March 31, 2023 and March 31, 2022, respectively.

Net (Loss) Income

As a result of the above, the Company recorded a net loss of $(388,545) for the year ended March 31, 2023, as compared to a net income of $1,309,738 for the year ended March 31, 2022.

Liquidity and Capital Resources

On March 31, 2023, the Company had positive working capital of $3,058,638, as compared to working capital of $3,671,667 on March 31, 2022. The Company has approximately $5.9 million of cash on hand at year-end including $2 million of restricted cash supporting the appeal bond.

On March 31, 2021, Bank of America further extended the maturity date of our line of credit from March 31, 2021, to June 30, 2021, to allow time for a full underwriting for the annual renewal period. The line of credit was subsequently renewed for $690,000 until July 30, 2022. Per the most recent extension agreement entered into on July 22,2022, the line of credit is set to expire on July 30, 2023.

As discussed in Note 20 of the consolidated financial statements, the Company has recorded total damages of $6,360,698 including accrued interest, as a result of the jury verdict associated with the Aeroflex litigation as well as the Court’s decision on punitive damages. The Company has recorded accrued interest of $1,460,698 as of March 31, 2023.

On October 14, 2022, the Company received an order from the Kansas appellate court of appeals lifting the briefing stay that was entered on March 19, 2020. The Kansas appellate court has notified the Company that the argument was set for hearing on March 30, 2023 in Topeka, Kansas which in fact took place. A decision on the case is expected approximately 90 days after the conclusion of the arguments that were heard on March 30, 2023. TIC’s cash position should allow for the payment of the entire amount if necessary.

This is based on expected improved first quarter results and receipt of the Navy CDR NRE funding. TIC received on June 1 2023, a $628,401 tax credit which was submitted last fall and approved by the Internal Revenue Service.

The Company is very optimistic about the prospects of its appeal for a judgment as a matter of law.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)

Based on the foregoing, we believe that our expected cash flows from operations, and current cash balances will be sufficient to operate in the normal course of business for next 12 months from the issuance date of these financial statements, including any payments for settlement of the Aeroflex litigation.

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

During the year ended March 31, 2023, the Company’s cash balance decreased by $1,110,259 to $5,850,481, including restricted cash to support the appeal bond. The Company’s principal sources, and uses of funds were as follows:

Cash (used in) provided operating activities. For the year ended March 31, 2023, the Company used $1,694,126 in cash for operations as compared to $1,800,483 in cash provided for operations for the year ended March 31, 2022. This decrease in cash provided by operations is primarily attributed to the decrease in sales and the use of cash to restock production inventory for components now being received after extraordinarily prolonged delivery lead times. Additionally, the Company is placing orders earlier for components with long lead times and in many cases, vendors are requiring cash deposits at ordering.

Cash (used in) investing activities. For the year ended March 31, 2023, the Company used $26,133 of its cash for investing activities, as compared to $16,068 used for investing activities for the year ended March 31, 2022.

Cash provided (used in) provided by financing activities. For the year ended March 31, 2023 the Company provided $690,000 in cash for financing activities from fully drawing upon its bank line of credit, offset by $80,000 in preferred dividend payments. For the year ended March 31, 2022, the Company used $320,000 in cash for financing activities to pay preferred dividends.

Currently, the Company has no material future capital expenditure requirements.

There was no significant impact on the Company’s operations as a result of inflation for the year ended March 31, 2023.

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

When determining the transaction price of a contract, an adjustment is made if payment from the customer occurs either significantly before or significantly after performance, resulting in a significant financing component. Applying the practical expedient in paragraph 606-10-32-18, the Company does not assess whether a significant financing component exists if the period between when the Company performs its obligations under the contract and when the customer pays is one year or less. None of the Company’s contracts contained a significant financing component as of March 31, 2023.

Replacement Parts

The Company offers replacement parts for test equipment, ramp testers, and bench testers. Similar to the sale of test units, the control of the product transfers at a point of time and therefore, revenue is recognized at the point in time when the obligation to the customer has been fulfilled.

Extended Warranties

The extended warranties sold by the Company provide a level of assurance beyond the coverage for defects that existed at the time of a sale or against certain types of covered damage with coverage terms generally ranging from 5 to 7 years. Amounts received for warranties are recorded as deferred revenue and recognized as revenue ratably over the respective term of the agreements. As of March 31, 2023, approximately $296,400 is expected to be recognized from remaining performance obligations for extended warranties as compared to $386,907 on March 31, 2022. For the year ended March 31, 2023, the Company recognized revenue of $98,908 from amounts that were included in Deferred Revenue as compared to $75,791 for the year ended March 31, 2022.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Critical Accounting Policies (continued)

The following table provides a summary of the changes in deferred revenues related to extended warranties for the year ended March 31, 2023:

Deferred revenues related to extended warranties on April 1, 2022	$386,907
Additional extended warranties	8,401
Revenue recognized for the year ended March 31, 2022	(98,908)
Deferred revenues related to extended warranties on March 31, 2023	$296,400

Other Deferred Revenues

The Company sometimes receives payments in advance of shipment. These amounts are classified as other deferred revenues. For the year ended March 31, 2023, the Company has other deferred revenues of $600 and $21,999 for period ending March 31, 2022.

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

Disaggregation of revenue

In the following tables, revenue is disaggregated by revenue category.

	For the Year Ended March 31, 2023
	Commercial	Government
Sales Distribution
Test Units	$490,485	$6,369,374
	$490,485	$6,369,374

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Critical Accounting Policies (continued)

The remainder of our revenues for the year ended March 31, 2023, are derived from repairs and calibration of $1,462,048 replacement parts of $176,861, extended warranties of $98,908 and other miscellaneous income of $33,481.

	For the Year Ended March 31, 2022
	Commercial	Government
Sales Distribution
Test Units	$409,594	$10,307,842
	$409,594	$10,307,842

The remainder of our revenues for the year ended March 31, 2022, are derived from repairs and calibration of $1,853,665 replacement parts of $229,058 and extended warranties of $75,791 and other miscellaneous. income of $56,840.

In the following table, revenue is disaggregated by geography.

	For the Year Ended March 31, 2023	For the Year Ended March 31, 2022
Geography
United States	$6,690,067	$8,175,301
International	1,941,090	4,757,489
Total	$8,631,157	$12,932,790

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

Warranty reserves – warranty reserves are based upon historical rates and specific items that are identifiable and can be estimated at time of sale. While warranty costs have historically been within the Company’s expectations and the provisions established, future warranty costs could be in excess of the Company’s warranty reserves. A significant increase in these costs could adversely affect the Company’s operating results for the period and the periods these additional costs materialize. Warranty reserves are adjusted from time to time when actual warranty claim experience differs from estimates. For the year ended March 31, 2023, warranty costs were $17,479 as compared to $38,236 for the year ended March 31, 2022, and are included in Cost of Sales in the accompanying consolidated statement of operations. See Note 10 for warranty reserves.

Accounts receivable – the Company performs ongoing credit evaluations of its customers and adjusts credit limits based on customer payment and current credit worthiness, as determined by review of their current credit information. The Company continuously monitors credits and payments from its customers and maintains provision for estimated credit losses based on its historical experience and any specific customer issues that have been identified. While such credit losses have historically been within our expectation and the provision established, the Company cannot guarantee that it will continue to receive positive results. For the years ended March 31, 2023, and 2022 approximately 18% and 26%, respectively, of the Company’s sales were to the U.S. Government.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Critical Accounting Policies (continued)

Income taxes - deferred tax assets arise from a variety of sources, the most significant being a) tax losses that can be carried forward to be utilized against profits in future years; b) expenses recognized in the books but disallowed in the tax return until the associated cash flow occurs; and c) valuation changes of assets which need to be tax effected for book purposes but are deductible only when the valuation change is realized. Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using enacted tax rates and laws that are expected to be in effect when such differences are expected to reverse. The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance for any tax benefit which is not more likely than not to be realized. In assessing the need for a valuation allowance, future taxable income is estimated, considering the realization of tax loss carryforwards. Valuation allowances related to deferred tax assets can also be affected by changes to tax laws, changes to statutory tax rates and future taxable income levels. In the event it was determined that the Company would not be able to realize all or a portion of its deferred tax assets in the future, the Company would reduce such amounts through a charge to income in the period in which that determination is made. Conversely, if it were determined that it would be able to realize the deferred tax assets in the future in excess of the net carrying amounts, TIC would decrease the recorded valuation allowance through an increase to income in the period in which that determination is made. In its evaluation of a valuation allowance, the Company considers existing contracts and backlog, and the probability that options under these contract awards will be exercised as well as sales of existing products. The Company prepares profit projections based on the revenue and expenses forecast to determine that such revenues will produce sufficient taxable income to realize the deferred tax assets. The Company determined they will be able to realize the majority of its deferred tax assets as a result of its current projections on March 31, 2023.

Off Balance Sheet Arrangements

The Company is not party to any off-balance sheet arrangements that may affect its financial position or its results of operations.

New Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13 Financial Instruments -Credit Losses (Topic 326), Measurement of Credit Losses on Financial Statements. The amendment in this update replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses on instruments within its scope, including trade receivables. This update is intended to provide financial statement users with more decision-useful information about the expected credit losses. The effective date of the new standard is for fiscal years beginning after December 15, 2022, and will be adopted by the Company on April 1, 2023. We do not expect the adoption of this standard to have a significant impact on our financial position and results of operations.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Tel-Instrument Electronics Corp.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Tel-Instrument Electronics Corp. (the “Company”) as of March 31, 2023, the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the year ended March 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2023, and the results of its operations and its cash flows for the year ended March 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Marcum llp

We have served as the Company’s auditor since 2019 (such date takes into account the acquisition of certain assets of Friedman LLP by Marcum LLP effective September 1, 2022).

Marlton, New Jersey

June 15, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Tel-Instrument Electronics Corp.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Tel-Instrument Electronics Corp. (the “Company”) as of March 31, 2022, the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended March 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2022, and the results of its operations and its cash flows for the year ended March 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Friedman llp

We served as the Company’s auditor from 2019 to 2022.

Marlton, New Jersey

June 17, 2022

TEL-INSTRUMENT ELECTRONICS CORP.

Consolidated Balance Sheets

ASSETS	March 31, 2023	March 31, 2022
Current assets:
Cash	$3,839,398	$4,949,690
Accounts receivable, net of allowance for doubtful accounts of $6,401 and $7,425, respectively	900,881	1,049,040
Inventories, net	3,586,065	2,820,497
Restricted cash to support appeal bond	2,011,083	2,011,050
Prepaid expenses and other current assets	817,625	244,040
Total current assets	11,155,052	11,074,317

Equipment and leasehold improvements, net	85,167	115,338
Operating lease right-of-use assets	1,526,551	1,720,921
Deferred tax asset, net	2,627,935	2,499,587
Other assets	35,109	35,109

Total assets	$15,429,814	$15,445,272

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Line of credit	$690,000	$-
Operating lease liabilities - current portion	202,087	194,370
Accounts payable	322,582	406,489
Deferred revenues - current portion	123,117	119,835
Accrued expenses - vacation pay, payroll and payroll withholdings	240,034	410,538
Accrued legal damages	6,360,698	6,097,273
Accrued expenses - other	157,896	174,145
Total current liabilities	8,096,414	7,402,650

Operating lease liabilities – long-term	1,324,464	1,526,551
Other long term liabilities	53,416	-
Deferred revenues – long-term	173,883	289,071

Total liabilities	9,648,177	9,218,272

Commitments and contingencies

Stockholders’ equity
Preferred stock, 1,000,000 shares authorized, par value $0.10 per share
Preferred stock, 500,000 shares 8% Cumulative Series A Convertible Preferred issued and outstanding, par value $0.10 per share	3,875,998	3,695,998
Preferred stock, 166,667 shares 8% Cumulative Series B Convertible Preferred issued and outstanding, par value $0.10 per share	1,207,367	1,147,367
Common stock, 7,000,000 shares authorized, par value $.10 per share, 3,255,887 and 3,255,887 shares issued and outstanding, respectively	325,586	325,586
Additional paid-in capital	6,721,535	7,018,353
Accumulated deficit	(6,348,849)	(5,960,304)

Total stockholders’ equity	5,781,637	6,227,000

Total liabilities and stockholders’ equity	$15,429,814	$15,445,272

The accompanying notes are an integral part of the consolidated financial statements.

TEL-INSTRUMENT ELECTRONICS CORP.

Consolidated Statements of Operations

	For the years ended March 31,
	2023	2022

Net sales	$8,631,157	$12,932,790

Cost of sales	5,582,407	7,167,450

Gross margin	3,048,750	5,765,340

Operating expenses:
Selling, general and administrative	2,098,684	2,250,576
Litigation expenses	33,988	29,479
Engineering, research, and development	1,814,198	2,548,626

Total operating expenses	3,946,870	4,828,681

(Loss) income from operations	(898,120)	936,659

Other income (expense):
Interest income	17,188	3,951
Forgiveness of PPP loan	-	722,577
Interest expense	(157)	-
Interest expense – judgment	(263,425)	(208,250)
Other income, net	627,832	30,254

Total other income	381,438	548,532

(Loss) income before income taxes	(516,682)	1,485,191

(Benefit) provision for income taxes	(128,137)	175,453

Net (loss) income	(388,545)	1,309,738

Preferred dividends	(320,000)	(320,000)

Net (loss) income attributable to common shareholders	$(708,545)	$989,738

Basic (loss) income per common share	$(0.22)	$0.30
Diluted (loss) income per common share	$(0.22)	$0.26

Weighted average number of shares outstanding
Basic	3,255,887	3,255,887
Diluted	3,255,887	5,095,665

The accompanying notes are an integral part of the consolidated financial statements.

TEL-INSTRUMENT ELECTRONICS CORP.

Consolidated Statements of Changes in Stockholders’ Equity

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	# of Shares Issued	Amount	# of Shares Issued	Amount	# of Shares Issued	Amount
Balances on April 1, 2021	500,000	$3,695,998	166,667	$1,147,367	3,255,887	$325,586	$7,318,620	$(7,270,042)	$5,217,529
Stock based Compensation	-	-	-	-	-	-	19,733	-	19,733
8% Dividends on preferred stock	-	240,000	-	80,000	-	-	(320,000)	-	-
Dividend payments	-	(240,000)	-	(80,000)	-	-	-	-	(320,000)
Net income	-	-	-	-	-	-	-	1,309,738	1,309,738
Balances on March 31, 2022	500,000	3,695,998	166,667	1,147,367	3,255,887	325,586	7,018,353	(5,960,304)	6,227,000
Stock-based compensation	-	-	-	-	-	-	23,182	-	23,182
8% Dividends on preferred stock	-	240,000	-	80,000	-	-	(320,000)	-	-
Dividend payments	-	(60,000)	-	(20,000)	-	-	-	-	(80,000)
Net loss	-	-	-	-	-	-	-	(388,545)	(388,545)
Balances on March 31, 2023	500,000	$3,875,998	166,667	$1,207,367	3,255,887	$325,586	$6,721,535	$(6,348,849)	$5,781,637

The accompanying notes are an integral part of the consolidated financial statements.

TEL-INSTRUMENT ELECTRONICS CORP.

Consolidated Statements of Cash Flows

	For the years ended March 31,
	2023	2022
Cash flows from operating activities:
Net (loss) income	$(388,545)	$1,309,738
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Deferred income taxes	(128,348)	175,453
Depreciation and amortization	56,304	95,904
Loss on sale of equipment	-	5,596
Non-cash lease expense	194,370	201,884
Forgiveness of PPP Loan	-	(722,577)
Recovery of inventory obsolescence	(52,955)	(61,932)
Non-cash stock-based compensation	23,182	19,733

Changes in assets and liabilities:
Decrease in accounts receivable	148,159	884,281
(Increase) decrease in inventories	(712,613)	679,424
(Increase) decrease in prepaid expenses and other assets	(573,585)	19,027
(Decrease) in accounts payable	(83,907)	(499,660)
Increase in accrued legal damages	263,425	208,250
Change in other long term liabilities	53,416	-
(Decrease) in deferred revenues	(111,906)	(74,231)
(Decrease) in accrued payroll, vacation pay & withholdings	(170,504)	(46,694)
(Decrease) in operating lease liabilities	(194,370)	(201,884)
(Decrease) in accrued expenses - other	(16,249)	(191,829)
Net cash (used in) provided by operating activities	(1,694,126)	1,800,483

Cash flows from investing activities:
Acquisition of equipment	(26,133)	(16,068)
Net cash used in investing activities	(26,133)	(16,068)

Cash flows from financing activities:
Payment of dividends	(80,000)	(320,000)
Draw from line of credit	690,000	-
Net cash provided by (used in) financing activities	610,000	(320,000)

Net (decrease) increase in cash and restricted cash	(1,110,259)	1,464,415
Cash and restricted cash at beginning of year	6,960,740	5,496,325
Cash and restricted cash at end of year	$5,850,481	$6,960,740

End of year
Cash	$3,839,398	$4,949,690
Restricted cash	2,011,083	2,011,050
	$5,850,481	$6,960,740
Beginning of year
Cash	$4,949,690	$3,485,275
Restricted cash	2,011,050	2,011,050
	$6,960,740	$5,496,325
Supplemental cash flow information:
Taxes paid	-	-
Interest paid	$157	$-

TEL-INSTRUMENT ELECTRONICS CORP.

Consolidated Statements of Cash Flow (continued)

Supplemental disclosure of non-cash financing activities:

a)	The Company’s second PPP loan was forgiven by the SBA during September 2021 in the amount of $722,577.

b)	The Company recorded $628,401 of Employee Retention Credit (“ERC”) and related receivables for the year ended March 31, 2023.

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

Liquidity and PPP Loans

On March 31, 2023, the Company had positive working capital of $3,058,638, as compared to working capital of $3,671,667 on March 31, 2022. This included $5.9 million of cash including the $2 million supersedes appeal bond. The Company also has borrowed the full capacity of $690,000 under the Company’s line of credit agreement. As discussed in Note 20 of the consolidated financial statements, the Company has recorded total damages of $6,360,698, including accrued interest, as a result of the jury verdict associated with the Aeroflex litigation as well as the Court’s decision on punitive damages.

There was a $6.5 million sales order backlog on March 31, 2023.

Bank of America renewed our line of credit with a maturity date of July 30, 2023. As of March 31, 2023, the line of credit was fully drawn upon for $690,000.

The Employee Retention Credit (ERC) is a refundable tax credit for businesses that continued to pay employees while shut down due to the COVID-19 pandemic or had significant declines in gross receipts from March 13, 2020 to December 31, 2021. Eligible employers can claim the ERC on an original or adjusted employment tax return for a period within those dates. The Company filed adjusted employment tax returns for quarters one and two of calendar year 2021, with a refund of $628,401 that was received June 1, 2023.

Moving forward, we believe that our expected cash flows from operations and current cash balances, which amounted to approximately $5.9 million, including the approximately $2 million in restricted cash will be sufficient to operate in the normal course of business for next 12 months from the issuance date of these consolidated financial statements, including any payments for settlement of the litigation.

Currently, the Company has no material future capital expenditure requirements.

There was no significant impact on the Company’s operations as a result of inflation during the year ended March 31, 2023.

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

2. Summary of Significant Accounting Policies

Principles of Consolidation:

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and include the Company and its wholly owned subsidiary. All significant inter-company accounts and transactions have been eliminated.

Leases:

The Company accounts for leases under Financial Accounting Standards Board (“FASB”) Topic 842, Accounting for Leases (“ASC 842). Under its core principle, a lessee recognizes a right-of-use (“ROU”) asset and a related lease liability on the balance sheet for most leases. The most significant change is on the balance sheet for lessees. For the income statement, the pattern of expense recognition depends on a lease’s classification but is generally consistent with current U.S. GAAP (ASC 840, Leases, or “ASC 840”).

The Company determines if a contractual arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, current operating lease liabilities, and noncurrent operating lease liabilities on the Company’s consolidated balance sheet. The Company evaluates and classifies leases as operating or finance leases for financial reporting purposes. The classification evaluation begins at the commencement date and the lease term used in the evaluation includes the non-cancellable period for which the Company has the right to use the underlying asset, together with renewal option periods when the exercise of the renewal option is reasonably certain and failure to exercise such option which result in an economic penalty. The Company’s real estate lease is classified as an operating lease. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the commencement date of the lease based on the present value of lease payments over the lease term. The lease payments included in the present value are fixed lease payments. As most of the Company’s leases do not provide an implicit rate, the Company estimates its collateralized incremental borrowing rate, based on information available at the commencement date, in determining the present value of lease payments. The Company applies the portfolio approach in applying discount rates to its classes of leases. The operating lease ROU assets include any payments made before the commencement date. Lease expense for lease payments is recognized on a straight-line basis over the lease term. The Company does not currently have subleases. The Company does not currently have residual value guarantees or restrictive covenants in its leases.

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

When determining the transaction price of a contract, an adjustment is made if payment from the customer occurs either significantly before or significantly after performance, resulting in a significant financing component. Applying the practical expedient in paragraph 606-10-32-18, the Company does not assess whether a significant financing component exists if the period between when the Company performs its obligations under the contract and when the customer pays is one year or less. None of the Company’s contracts contained a significant financing component as of March 31, 2023.

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

As of March 31, 2023, approximately $296,400 is expected to be recognized from remaining performance obligations for extended warranties as compared to $386,907 on March 31, 2022. For the year ended March 31, 2023, the Company recognized revenue of $98,908 from amounts that were included in Deferred Revenue as compared to $75,791 for the year ended March 31, 2022.

The following table provides a summary of the changes in deferred revenues related to extended warranties for the year ended March 31, 2023:

Deferred revenues related to extended warranties on April 1, 2022	$386,907
Additional extended warranties	8,401
Revenue recognized for the year ended March 31, 2023	(98,908)
Deferred revenues related to extended warranties on March 31, 2023	$296,400

Other Deferred Revenues

The Company sometimes receives payments in advance of shipment. These amounts are classified as other deferred revenues. For the period ended March 31, 2023, the Company has other deferred revenues of $600 and $21,999 for the prior year ended March 31, 2022.

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

TEL-INSTRUMENT ELECTRONICS CORP.

Notes To Consolidated Financial Statements

2. Summary of Significant Accounting Policies (continued)

Revenue Recognition (continued):

Disaggregation of revenue

In the following tables, revenue is disaggregated by revenue category.

	For the Year Ended March 31, 2023
	Commercial	Government
Sales Distribution
Test Units	$490,485	$6,369,374
	$490,485	$6,369,374

The remainder of our revenues for the year ended March 31, 2023, are derived from repairs and calibration of $1,462,048 replacement parts of $176,861, extended warranties of $98,908 and other miscellaneous income of $33,481.

	For the Year Ended March 31, 2022
	Commercial	Government
Sales Distribution
Test Units	$409,594	$10,307,842
	$409,594	$10,307,842

The remainder of our revenues for the year ended March 31, 2022, are derived from repairs and calibration of $1,853,665, replacement parts of $229,058, extended warranties of $75,791 and other miscellaneous income of $56,840.

In the following table, revenue is disaggregated by geography.

	For the Year Ended March 31, 2023	For the Year Ended March 31, 2022
Geography
United States	$6,690,067	$8,175,301
International	1,941,090	4,757,489
Total	$8,631,157	$12,932,790

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

Accounts Receivable: The Company’s avionics customer base is primarily comprised of airlines, distributors, and the U.S. Government. As of March 31, 2023, the Company believes it has no significant credit risk related to its concentration within its accounts receivable.

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

Deferred Revenues:

Amounts billed in advance of the period in which the service is rendered, or product delivered are recorded as deferred revenue. On March 31, 2023, and 2022, deferred revenues totaled $297,000 and $408,906, respectively. See above for additional information regarding our revenue recognition policies.

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

TEL-INSTRUMENT ELECTRONICS CORP.

Notes To Consolidated Financial Statements

2. Summary of Significant Accounting Policies (continued)

Income Taxes

The Company accounts for income taxes using the asset and liability method described in FASB ASC 740, Income Taxes. Deferred tax assets arise from a variety of sources, the most significant being a) tax losses that can be carried forward to be utilized against profits in future years; b) expenses recognized for financial reporting purposes but disallowed in the tax return until the associated cash flow occurs; and c) valuation changes of assets which need to be tax effected for book purposes but are deductible only when the valuation change is realized.

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

Despite the Company’s belief that its tax return positions are consistent with applicable tax laws, one or more positions may be challenged by taxing authorities. Settlement of any challenge can result in no change, a complete disallowance, or some partial adjustment reached through negotiations or litigation. Interest and penalties related to income tax matters, if applicable, will be recognized as income tax expense. There are no uncertain tax positions that management is aware of as of March 31, 2023 and 2022.

During the years ended March 31, 2023 and 2022 the Company did not incur any expense related to interest or penalties for income tax matters, and no such amounts were accrued as of March 31, 2023 and 2022. The Company’s tax years remain open for examination by the tax authorities primarily beginning 2020 through present.

Stock-based Compensation:

The Company accounts for stock-based compensation in accordance with FASB ASC 718 which requires the measurement of stock-based compensation based on the fair value of the award on the date of grant. The Company recognizes compensation cost on awards on a straight-line basis over the vesting period, typically four years. The Company estimates the fair value of each option granted using the Black-Scholes option-pricing model. Additional information and disclosure are provided in Note 13 below.

TEL-INSTRUMENT ELECTRONICS CORP.

Notes To Consolidated Financial Statements

2. Summary of Significant Accounting Policies (continued)

Long-Lived Assets:

The Company assesses the recoverability of the carrying value of its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future, undiscounted cash flows expected to be generated by an asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. No impairment losses have been recognized for the years ended March 31, 2023, and 2022, respectively.

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

Warranty Expenses:

Warranty reserves are based upon historical rates and specific items that are identifiable and can be estimated at time of sale. While warranty costs have historically been within the Company’s expectations and the provisions established, future warranty costs could be in excess of the Company’s warranty reserves. A significant increase in these costs could adversely affect the Company’s operating results for the period and the periods these additional costs materialize. Warranty reserves are adjusted from time to time when actual warranty claim experience differs from estimates. For the year ended March 31, 2023, warranty reserve costs were $17,479 as compared to $38,236 for the year ended March 31, 2022, and are included in Cost of Sales in the accompanying consolidated statement of operations. See Note 10 for warranty reserves.

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

TEL-INSTRUMENT ELECTRONICS CORP.

Notes To Consolidated Financial Statements

2. Summary of Significant Accounting Policies (continued)

New Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13 Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Statements. The amendment in this update replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses on instruments within its scope, including trade receivables. This update is intended to provide financial statement users with more decision-useful information about the expected credit losses. The effective date of the new standard is for fiscal years beginning after December15, 2022 and will be adopted by the Company on April 1, 2023. We do not expect the adoption of this standard to have a significant impact on our financial position and results of operations.

No other recently issued accounting pronouncements had or are expected to have a material impact on the Company’s consolidated financial statements.

3. Accounts Receivable

The following table sets forth the components of accounts receivable:

	March 31,
	2023	2022
Government	$651,370	$697,731
Commercial	255,912	358,734
Less: Allowance for doubtful accounts	(6,401)	(7,425)
	$900,881	$1,049,040

4. Inventories

Inventories consist of:

	March 31,
	2023	2022
Purchased parts	$2,602,447	$2,371,105
Work-in-process	1,388,679	962,460
Finished goods	55,052	-
Less: Allowance for obsolete inventory	(460,113)	(513,068)
	$3,586,065	$2,820,497

Work-in-process inventory includes $973,216 and $838,490 for government contracts on March 31, 2023 and 2022, respectively.

5. Restricted Cash to Support Appeal Bond

In January 2018, the Company transferred $2,000,000 to a restricted cash account to secure a letter of credit which was used for collateral for the appeal bond (See Note 20).

TEL-INSTRUMENT ELECTRONICS CORP.

Notes To Consolidated Financial Statements (Continued)

6. Prepaids and Other Assets

Prepaid expenses and other current assets consist of:

	March 31, 2023	March 31, 2022

Prepaid expenses	$148,929	$181,056
Deferred charges	24,720	24,204
Other receivables	643,976	38,780
	$817,625	$244,040

In March 2020, the Coronavirus Aid, Relief, and Economic Security Act was signed into law, providing numerous tax provisions and other stimulus measures, including the Employee Retention Tax Credit (“ERTC”): a refundable tax credit against certain employment taxes. The Taxpayer Certainty and Disaster Tax Relief Act of 2020 and the American Rescue Plan Act of 2021 extended and expanded the availability of the ERTC. We qualified for the ERTC in the first two quarters of 2021. During year ended March 31, 2023, we recorded an aggregate benefit of $628,401 in our consolidated financial statements and the receivable for the ERTC benefit as of March 31, 2023 is in other current assets, which was received June 1, 2023.

7. Equipment and Leasehold Improvements

Equipment and leasehold improvements consist of the following:

	March 31,
	2023	2022
Leasehold improvements	$127,655	$127,655
Machinery and equipment	1,918,717	1,906,983
Automobiles	23,712	23,712
Sales equipment	609,875	595,475
Assets under finance leases	637,189	637,189
Less: Accumulated depreciation & amortization	(3,231,981)	(3,175,676)
	$85,167	$115,338

Depreciation and amortization expense related to the assets above for the years ended March 31, 2023, and 2022 was $56,304 and $95,904, respectively.

8. Line of Credit

The Company has a line of credit with Bank of America with open availability up to $690,000, with monthly payments of interest only. The borrowing base calculation is tied to accounts receivable and is collateralized by substantially all of the assets of the Company. Interest on any outstanding balance is payable monthly at an annual interest rate equal to the sum of the greater of the BSBY (Bloomberg Short-Term Bank Yield Index rate) daily float plus 3.75 percentage points.

As of March 31, 2023, and March 31, 2022, the outstanding balances were $690,000 and $0, respectively. The interest rate on March 31, 2023, was 8.64%.

Bank of America renewed the Company line of credit with a maturity date of July 30, 2023.

TEL-INSTRUMENT ELECTRONICS CORP.

Notes To Consolidated Financial Statements (Continued)

9. Right of Use Assets and Operating Lease Liability

The Company leases its general office and manufacturing facility in East Rutherford, NJ with monthly payments of $18,467 under an operating lease agreement which expired July 31, 2016. The lease is for a five year period, beginning August 1, 2011, with a five year option in a one-story facility. In June 2016, the Company extended the lease term for another five years until August 2021. Under terms of the lease, the Company is also responsible for its proportionate share of the additional rent to include all real estate taxes, insurance, snow removal, landscaping, and other building charges. The Company is also responsible for the utility costs for the premises. During April 2021, the Company extended the lease term for another eight years until August 31, 2029. Under the extended lease all terms remain the same, with the exception of the monthly payment of $18,467 escalating to $23,083 commencing September 1, 2021. As a result, the Company recorded $1,830,857 of right-of-use assets and related operating leases liabilities during the year ended March 31, 2021.

The Company leases a small office in Lawrence, Kansas under an operating lease agreement which expired March 30, 2023, and was renewed for an additional 12 months, expiring on March 31, 2024.

The Company's leases generally do not provide an implicit rate, and therefore the Company uses its incremental borrowing rate as the discount rate when measuring operating lease liabilities. The incremental borrowing rate represents an estimate of the interest rate the Company would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of a lease. The Company estimated its incremental borrowing rate based on its credit quality, line of credit agreement and by comparing interest rates available in the market for similar borrowings. The Company used a discount rate of 3.9% for both March 31, 2023, and 2022, respectively. The weighted average remaining lease term is 6.42 years.

Right to use assets is summarized below:

	March 31,
	2023	2022
Right to use asset	$1,830,857	$1,830,857
Less: Accumulated amortization	(304,306)	(109,936)
Right to use assets, net	$1,526,551	$1,720,921

The following table reconciles the undiscounted future minimum lease payments (displayed by year and in the aggregate) under non-cancelable operating leases with terms of more than one year to the total lease liabilities recognized on the consolidated balance sheet as of March 31, 2023:

2024	$254,840
2025	254,840
2026	267,767
2027	277,000
2028	277,000
Thereafter	392,416
Total undiscounted future minimum lease payments	1,723,863
Less: Difference between undiscounted lease payments and discounted lease liabilities	(197,312)
Present value of net minimum lease payments	1,526,551
Less current portion	(202,087)
Operating lease liabilities – long-term	$1,324,464

During the year ended March 31, 2023 and 2022, the Company recorded $408,588 and $395,558, as lease expense to current period operations, respectively.

TEL-INSTRUMENT ELECTRONICS CORP.

Notes To Consolidated Financial Statements (Continued)

10. Accrued Expenses

Accrued vacation pay, payroll and payroll withholdings consist of the following:

	March 31,
	2023	2022

Accrued vacation pay	$163,430	$185,735
Accrued profit sharing	-	163,132
Accrued compensation and payroll withholdings	76,604	61,671
	$240,034	$410,538

Accrued vacation pay, payroll and payroll withholdings include $26,535 and $23,262 on March 31, 2023, and 2022, respectively, which is due to officers.

Accrued expenses - other consist of the following:

	March 31,
	2023	2022

Accrued commissions	$19,049	$11,706
Accrued legal costs	-	6,061
Warranty reserve	87,407	87,407
Accrued purchase	40,707	39,021
Other	10,733	29,950

	$157,896	$174,145

The following table provides a summary of the changes in warranty reserves for the years ended March 31, 2023, and 2022:

	March 31,
	2023	2022
Warranty reserve, at beginning of period	$87,407	$90,752
Warranty expense	17,479	38,236
Warranty deductions	(17,479)	(41,581)
Warranty reserve, at end of period	$87,407	$87,407

11. Series A 8% Convertible Preferred Stock

On November 14, 2017, the Company entered into definitive subscription agreements with an accredited investor, pursuant to which the investor purchased an aggregate of 500,000 shares of the Company’s Series A Preferred Stock (the “Series A Preferred”) for an aggregate of $3 million. The Company used such proceeds for the payment of any Court judgment and/or settlement related to the Aeroflex Wichita, Inc. litigation, working capital purposes, and for payment of fees and expenses associated with this transaction. The Closing occurred following the satisfaction of customary closing conditions. The securities issued pursuant to the Subscription Agreements were not registered under the Securities Act of 1933, as amended (the “Securities Act”), but qualified for exemption under Section 4(a)(2) of the Securities Act. The securities were exempt from registration under Section 4(a)(2) of the Securities Act because the issuance of such securities by the Company did not involve a “public offering,” as defined in Section 4(a)(2) of the Securities Act, due to the insubstantial number of persons involved in the transaction, size of the offering, manner of the offering and number of securities offered. The Company did not undertake an offering in which it sold a high number of securities to a high number of investors. In addition, these shareholders had the necessary investment intent as required by Section 4(a)(2) of the Securities Act since they agreed to, and received, share certificates bearing a legend stating that such securities are restricted pursuant to Rule 144 of the Securities Act. This restriction ensures that these securities would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, the Company has met the requirements to qualify for exemption under Section 4(a)(2) of the Securities Act. The shares of Series A Preferred have a stated value of $6.00 per share (the “Series A Stated Value”) and are convertible into Common Stock at a price of $3.00 per share. The holders of shares of the Series A Preferred shall be entitled to

TEL-INSTRUMENT ELECTRONICS CORP.

Notes To Consolidated Financial Statements (Continued)

11. Series A 8% Convertible Preferred Stock (continued):

receive dividends out of any assets legally available, to the extent permitted by New Jersey law, at an annual rate equal to 8% of the Series A Stated Value of such shares of Series A Preferred, calculated on the basis of a 360 day year, consisting of twelve 30-day months, and shall accrue from the date of issuance of such shares of Series A Preferred, payable quarterly in cash. Any unpaid dividends shall accrue at the same rate. To the extent not paid on the last day of March, June, September and December of each calendar year, all dividends on any share of Series A.

Preferred shall accumulate whether or not declared by the Board and shall remain accumulated dividends until paid. As of March 31, 2023, the Company recognized $930,667 as deemed dividends and are included in the carrying value of the Series A Convertible Preferred Stock. The Holders will vote together with the holders of the Company’s Common Stock on an as-converted basis on each matter submitted to a vote of holders of Common Stock (whether at a meeting of shareholders or by written consent). Effective beginning on the third anniversary of the Original Issue Date, and upon 30 days’ written notice to the Holders of Series A Preferred, the Company may, in its sole discretion, redeem the Series A Preferred at the aggregate Series A Stated Value plus any accrued and accumulated but unpaid dividends. During the years ended March 31, 2023 and 2022, the Company paid dividends of $60,000 and $240,000, respectively.

12. Series B 8% Convertible Preferred Stock

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

The shares of Series B Preferred to have a stated value of $6.00 per share (the “Series B Stated Value”) and are convertible into Common Stock at a price of $2.00 per share. The holder of shares of the Series B Preferred shall be entitled to receive dividends out of any assets legally available, to the extent permitted by New Jersey law, at an annual rate equal to 8% of the Series B Stated Value of such shares of Series B Preferred, calculated on the basis of a 360 day year, consisting of twelve 30-day months, and shall accrue from the date of issuance of such shares of Series B Preferred, payable quarterly in cash. Any unpaid dividends shall accrue at the same rate. To the extent not paid on the last day of March, June, September and December of each calendar year, all dividends on any share of Series B Preferred shall accumulate whether or not declared by the Board and shall remain accumulated dividends until paid. As of March 31, 2023, the Company recognized $239,111 as deemed dividends and are included in the carrying value of the Series B Convertible Preferred Stock. The Holders will vote together with the holders of the Company’s Common Stock on an as-converted basis on each matter submitted to a vote of holders of Common Stock (whether at a meeting of shareholders or by written consent). Effective beginning on the third anniversary of the Original Issue Date, and upon 30 days’ written notice to the Holders of Series B Preferred, the Company may, in its sole discretion, redeem the Series B Preferred at the aggregate Series B Stated Value plus any accrued and accumulated but unpaid dividends. During the years ended March 31, 2023 and 2022, the Company paid dividends of $20,000 and $80,000, respectively.

TEL-INSTRUMENT ELECTRONICS CORP.

Notes To Consolidated Financial Statements (Continued)

13. Stock Option Plans

The Board of Directors (the “Board”) adopted on January 18, 2017, and ratified by the shareholders at the Annual Meeting on January 18, 2017, the Company’s 2016 Stock Option Plan (the “Plan”). The Plan provides for the granting of incentive stock options, by a committee to be appointed by the Board (both the Board and the Committee are referred to herein as the “Committee”) to directors, officers, and employees (excluding directors and officers who are not employees) to purchase shares of the Common Stock of the Company, par value $0.10 per share (the “Stock”), in accordance with the terms and provisions. The 2016 Plan reserves for issuance, options to purchase up to 250,000 shares of its common stock. Options granted under the plan are exercisable up to a period of five years from the date of grant at an exercise price which is not less than the fair market value of the common stock at the date of grant, except to a shareholder owning 10% or more of the outstanding common stock of the Company, as to which the exercise price must be not less than 110% of the fair market value of the common stock at the date of grant. Options are exercisable on a cumulative basis, 20% at or after each of the first, second, and third anniversary of the grant and 40% after the fourth year anniversary. During fiscal year 2023, the Company did not grant any stock options.

The fair value of each option awarded is estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table. Expected volatilities are based on historical volatility of Common Stock. The expected life of the options granted represents the period of time from date of grant to expiration (5 years). The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant. The per share weighted-average fair value of stock options granted for the years ended March 31, 2022 were $1.02, on the date of grant using the Black Scholes option-pricing model with the following assumptions:

	Dividend	Risk-free
	Yield	Interest rate	Volatility	Life
2022	0.0%	0.78%	82.69%	5 years

A summary of the status of the Company’s stock option plans for the fiscal years ended March 31, 2023, and 2022 and changes during the years are presented below (in number of options):

	Number of Options	Average Exercise Price	Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding options on April 1, 2021	98,500	$3.19	3.3 years	$30,835
Options granted	23,000	$2.94
Options exercised	-	$-
Options canceled/forfeited	(10,000)	$3.19

Outstanding options on March 31, 2022	111,500	$3.14	2.72 years	$3,680
Options granted	-	$-
Options exercised	-	$-
Options canceled/forfeited	(12,500)	$3.16

Outstanding options on March 31, 2023	99,000	$3.13	1.78 years	$-

Vested Options:
March 31, 2023:	49,200	$3.16	1.5 years	$-
March 31, 2022:	36,900	$3.21	2.0 years	$-

Remaining options available for grant were 151,000 and 138,500 as of March 31, 2023, and 2022, respectively.

For the years ended March 31, 2023, and 2022, the unamortized compensation expense for stock options was $17,663 and $45,924, respectively. Unamortized compensation expense is expected to be recognized over a weighted-average period of approximately 3.7 years.

The compensation cost that has been charged was $23,182 and $19,733 for the fiscal years ended March 31, 2023, and 2022, respectively.

TEL-INSTRUMENT ELECTRONICS CORP.

Notes To Consolidated Financial Statements (Continued)

14. Income Taxes

Income tax provision (benefit):

	Fiscal Year Ended
	March 31,	March 31,
	2023	2022
Current:
Federal	$-	$-
State and local	211	-

Total current tax provision	211	-

Deferred:
Federal	(120,422)	178,780
State and local	(7,926)	(3,327)
Release of valuation allowance	-	-

Total deferred tax provision (benefit)	(128,348)	175,453

Total provision (benefit)	$(128,137)	$175,453

The approximate values of the components of the Company’s deferred taxes on March 31, 2023, and 2022 are as follows:

	March 31,	March 31,
	2023	2022
Deferred tax assets (liabilities):
Net operating loss carryforwards	$566,694	$706,643
Tax credits	329,032	329,032
Charitable contributions	54	52
Legal damages	1,363,176	1,291,734
Allowance for doubtful accounts	1,372	1,572
Reserve for inventory obsolescence	98,608	108,696
Vacation accrual	35,025	39,349
Warranty reserve	18,732	18,518
Deferred revenues	63,651	86,629
Stock options	16,001	15,819
Gain on Sale of Asset	354	350
Depreciation	5,986	1,193
174 Capitalization	229,250	-
Deferred tax asset	2,727,935	2,599,587
Less valuation allowance	(100,000)	(100,000)

Deferred tax asset, net	$2,627,935	$2,499,587

The recognized deferred tax asset is based upon the expected utilization of its benefit from future taxable income. The Company has federal net operating loss (“NOL”) carryforwards of $2,667,834 as of March 31, 2023 and $3,346,299 as of March 31, 2022. These carryforward losses are available to offset future taxable income and begin to expire in the year 2028. New Jersey State NOL carryforwards were $1,495,328 as of March 31, 2023. New Jersey State NOL carryforwards expire in 20 years, and certain of these amounts begin to expire in 2030.

TEL-INSTRUMENT ELECTRONICS CORP.

Notes To Consolidated Financial Statements (Continued)

14. Income Taxes (continued)

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

A reconciliation of the income tax expense (benefit) provision at the statutory Federal tax rate of 21% for the years ended March 31, 2023, and 2022, respectively, to the income tax benefit provision recognized in the financial statements is as follows:

	March 31,	March 31,
	2023	2022

Income tax provision – statutory rate	$(108,503)	$311,492
Income tax expenses – state and local, net of federal benefit	(3,966)	2,949
Permanent items	(126,355)	(147,597)
True ups	110,687	8,609
Income tax provision (benefit)	$(128,137)	$175,453

15. Net Income (Loss) per Share

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

	March 31, 2023	March 31, 2022
Basic net (loss) income per share computation:
Net (loss) income	$(388,545)	$1,309,738
Less: Preferred dividends	(320,000)	(320,000)

Net (loss) income attributable to common shareholders	(708,545)	989,738
Weighted-average common shares outstanding	3,255,887	3,255,887
Basic net (loss) income per share	$(0.22)	$0.30
Diluted net (loss) income per share computation
Net (loss) income attributable to common shareholders	$(708,545)	$989,738
Add: Preferred dividends	-	320,000
Diluted (loss) income attributable to common shareholders	$(708,545)	$1,309,738
Weighted-average common shares outstanding	3,255,887	3,255,887
Incremental shares attributable to the assumed conversion of preferred stock	-	1,839,778
Total adjusted weighted-average shares	3,255,887	5,095,665
Diluted net (loss) income per share	$(0.22)	$0.26

TEL-INSTRUMENT ELECTRONICS CORP.

Notes To Consolidated Financial Statements (Continued)

15. Net Income (Loss) per Share (continued)

The following table summarizes securities that, if exercised, would have an anti-dilutive effect on earnings per share:

	March 31, 2023	March 31, 2022
Convertible preferred stock	1,862,278	1,839,778
Stock options	99,000	111,500
	1,961,278	111,500

16. Related Parties

The Company has obtained marketing and sales services from a brother-in-law of the Company’s CEO with the related fees and commissions amounting to $145,446 and $145,898 for the years ended March 31, 2023, and 2022, respectively. On March 31, 2023, $3,390 was due this individual, which is included in accounts payable in the accompanying consolidated balance sheet.

17. Employee Benefit Plan

The Company sponsors a 401k Plan in which employee contributions on a pre-tax basis are supplemented by matching contributions by the Company. The Company charged to operations $58,090 and $70,711 as its matching contribution to the Company’s 401k Plan for the years ended March 31, 2023 and 2022, respectively.

18. Significant Customer Concentrations

Domestic commercial sales are made throughout the U.S. to commercial airlines and general aviation businesses directly or through distributors. There were $2,165,485 in domestic commercial sales in fiscal year 2023 and there was two (2) direct commercial customer who accounted for 22% and 19% of domestic commercial sales, respectively. The Company has one domestic distributor which receives discounts ranging between 16%-20% discount for stocking, selling, and, in some cases, providing product calibration and repairs. The loss of this distributor would not have a material adverse effect on the Company or its operations.

Our commercial distributor represented approximately 19 % and 14%, respectively, of commercial sales during fiscal years 2023 and 2022.

Marketing to the U.S. Government is made directly by employees of the Company or through independent sales representatives, who receive similar commissions to the commercial distributors. For the years ended March 31, 2023, and 2022, sales to the U.S. Government, including shipments through the government’s logistics centers, represented approximately 18% and 26%, respectively, of total sales. For the year ended March 31, 2023, two (2) direct customers represented 17% and 11% of total sales and 16%, 13% and 11% of government sales, respectively. No international distributors represented 10% or more of total sales or of total government sales for the year ended March 31, 2023. For the year ended March 31, 2022, two (2) direct customers represented 20% and 12% of total sales and 25% and 10% of government sales, respectively. Two (2) international distributors represented 13% and 12% of total sales and two (2) represented 16% and 15% of government sales for the year ended March 31, 2022.

Net sales to foreign customers, which, for the most part, are international distributors were $1,941,090 and $4,757,489 for the years ended March 31, 2023, and 2022, respectively. All other sales were to customers located in the U.S. The following table presents net sales by U.S. and foreign countries:

	2023	2022
United States	$6,690,067	$8,175,301
Foreign countries	1,941,090	4,757,489
Total Avionics Sales	$8,631,157	$12,932,790

TEL-INSTRUMENT ELECTRONICS CORP.

Notes To Consolidated Financial Statements (Continued)

18. Significant Customer Concentrations (continued)

There were no net sales related to any single foreign country more than 10% of consolidated net sales for fiscal year ended March 31, 2023. Net sales related to any single foreign country more than 10% of consolidated net sales included two (2) foreign countries for fiscal year ended March 31, 2022. They were United Kingdom (13%) and Korea (13%). The Company had no assets outside the United States. Receivables from the U.S. Government represented approximately 11% and 11%, respectively, of total receivables on March 31, 2023, and 2022, respectively. As of March 31, 2023, there was one individual customer that represented 25% of the Company’s total outstanding accounts receivable. As of March 31, 2022, one individual customer represented 11% of the Company’s outstanding accounts receivable.

Total sales by test set product that were more than 10% of consolidated net sales were the T-47/M5 dual (17%) and AN/USM-708 (25%) for the year ended March 31, 2023. Total sales by test set product that were more than 10% of consolidated net sales were the T-47/M5 dual (28%), AN/USM-708 (18%) and the T-47/NH (14%) for the year ended March 31, 2022.

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

The tables below present information about reportable segments for the years ended March 31:

				Corporate/
	Avionics	Avionics	Avionics	Reconciling
2023	Government	Commercial	Total	Items	Total
Net sales	$6,369,374	$2,261,783	$8,631,157	$-	$8,631,157
Cost of sales	3,841,293	1,741,114	5,582,407	-	5,582,407
Gross margin	2,528,081	520,669	3,048,750	-	3,048,750

Total expenses (income)			$2,492,112	$1,073,320	3,565,432
Income (loss) before income taxes			$556,638	$(1,073,320)	$(516,682)

Segment Assets			$4,486,946	$10,942,868	$15,429,814

				Corporate/
	Avionics	Avionics	Avionics	Reconciling
2022	Government	Commercial	Total	Items	Total
Net sales	$10,363,831	$2,568,959	$12,932,790	$-	$12,932,790
Cost of sales	5,447,287	1,720,163	7,167,450	-	7,167,450
Gross margin	4,916,544	848,796	5,765,340	-	5,765,340

Total expenses (income)			$3,318,804	$961,345	4,280,149
Income before income taxes			$2,446,536	$(961,345)	$1,485,191

Segment Assets			$3,869,537	$11,575,735	$15,445,272

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

20. Litigation (continued)

Aeroflex submitted a motion to the Court requesting that the judge award punitive damages at the maximum $5 million amount. In October 2017, the Court denied the Company’s motions and awarded Aeroflex an additional $2.1 million of punitive damages, which brings the total Tel damages awarded in this case to approximately $4.9 million.

The Journal Entry of Judgment including judgment against the Company in the amount of $1.3 million for tortious interference with prospective business advantage, of $1.5 million for tortious interference with existing contracts, and $2.1 million in punitive damages was entered on November 22, 2017. Pursuant to K.S.A. 16-204(d) “any judgment rendered by a court of this state on or after July 1, 1986, shall bear interest on and after the day on which judgment is rendered at the rate provided by subsection (e). The Kansas Secretary of State publishes the rate amount. The amount published for July 1, 2017, through June 30, 2018, was 5.75%, 6.5% July 1, 2018, through June 30, 2019, 7.0% July 1, 2019, through June 30, 2020, and 4.25% July 1, 2020, through June 30, 2022. The interest rate through March 31, 2023 was 5.75%. Interest on the $4,900,000 judgment started to accrue on November 22, 2017, the date the judgment was entered. As of March 31, 2023, the outstanding amount of the judgement and accrued interest is $6,360,698.

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

On October 14, 2022, the Company received an order from the Kansas appellate court of appeals lifting the briefing stay that was entered on March 19, 2020. The Kansas appellate court has notified the Company that the argument was set for hearing on March 30, 2023 in Topeka, Kansas which in fact took place. A decision on the case is expected approximately 90 days after the conclusion of the arguments that were heard on March 30, 2023. This is based on expected improved upcoming first quarter results and receipt of the Navy CDR NRE funding.

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

As of March 31, 2023, management performed, with the participation of our Chief Executive Officer and Chief Accounting Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(f) under the Securities Exchange Act of 1934. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Accounting Officer, as appropriate to allow timely decisions regarding required disclosures. The Company is considered a smaller reporting company under the appropriate SEC guidance and is currently exempt, based on Section 404(b), from attestation requirements on their internal control over financial reporting. Based on the evaluation required by Rule 13a-15(b) under the Securities Exchange Act of 1934, our Chief Executive Officer and Chief Accounting Officer concluded that as of March 31, 2023, such disclosure controls and procedures were effective.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2023. In making this assessment, management used the criteria set forth in the framework established by the Committee of Sponsoring Organizations of the Treadway Commission 2013 Internal Control - Integrated Framework (“COSO”). Based on this assessment, management has not identified any material weaknesses. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the Company’s financial reporting.

Management has concluded that the Company did maintain effective internal control over financial reporting as of March 31, 2023, based on the criteria set forth in 2013 Internal Control—Integrated Framework issued by the COSO.

c) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fourth quarter of the year ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our current directors and executive officers, their ages, positions held, and duration of such, are as follows:

Name (age)	Position	Year First Elected a director
Stephen A. Fletcher (1) (62)	Director	2011

George J. Leon (2) (3) (79)	Director	1986

Jeffrey C. O’Hara, CPA (1) (4) (65)	Director; President since August 2007; Chief Executive Officer since December 2010; Chief Operating Officer since June 2006; Vice President since 2005	1998

Robert A. Rice (2) (3) (67)	Director	2004

Robert H. Walker (2) (3) (5) (87)	Director and Chairman of the Board since April 2011	1984

Pauline Romeo (6) (60)	Chief Accounting Officer since February 2021	2021

(1)	Mr. Fletcher is the son of Mr. Harold K. Fletcher, the former Chairman of the Company who passed away in April 2011, and the brother-in-law of Jeffrey C. O’Hara, the Company’s Chief Executive Officer

(2)	Member of the Audit Committee

(3)	Member of the Compensation Committee

(4)	Mr. O’Hara has served as a member of the Board since 1998 and was appointed President of the Company in 2007, and as Chief Executive Officer in December 2010.

(5)	Mr. Walker has served as a member of the Board since 1984 and was appointed Chairman of the Board in April 2011.

(6)	Ms. Romeo was appointed as Chief Accounting Officer in February 2021.

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

Pauline Romeo combines over 30 years of senior financial management experience with private and publicly held manufacturing and distribution companies. Previously, from 2020 to 2021, she had been the Senior Controller and Acting CFO for Biazzo Dairy Products Inc., a large privately held food manufacturing company. From 2019 to 2020, Ms. Romeo was Group Financial Controller/Acting Chief Financial Officer for Sycamore Foods, Inc., a wholesale produce distribution company. Prior to that, she worked for six years as the Finance Director/Senior Controller at BioHiTech Global Inc. a NASDAQ-listed company that manufactures food waste disposal equipment. Ms. Romeo has an accounting degree from St. Peter’s University.

Family Relationships

As described above, Stephen Fletcher is the son of the Company’s former Chairperson and the brother-in-law of the Company’s Chief Executive Officer, Jeffrey O’Hara.

Corporate Governance and Board Meetings

The Board is responsible for supervision of the overall affairs of the Company. The Board held two meetings during fiscal year 2023 and a majority of the nominee directors attended all of the meetings. The Company expects directors to attend all formal Board, committee, and shareholder meetings. Three of the directors, Messrs. Leon, Rice, and Walker, are independent as that term is defined under the Securities Exchange Act of 1934.

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

Audit Committee

The Board established a separately designated standing Audit Committee in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934. The Audit Committee is comprised of Messrs. Walker (Chairperson), Leon, and Rice. Messrs. Walker, Leon, and Rice are independent, as that term is defined under the Securities Exchange Act of 1934. Mr. Walker is a financial expert as defined in the rules promulgated by the SEC pursuant to that Act. Mr. Walker served as director and Executive Vice President of Robotic Vision Systems, Inc., a public company, and as its principal financial officer for over 15 years.

Item 10. Directors, Executive Officers, and Corporate Governance (continued)

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

During fiscal 2023, all three members of the Audit Committee attended all four (4) of the Audit Committee meetings. In the opinion of the Board, and as defined under the Securities Exchange Act of 1934, Messrs. Walker, Leon, and Rice are independent of management and free of any relationship which might interfere with their exercise of independent judgment as members of this committee.

The Audit Committee has: (i) reviewed and discussed with management, and with Marcum LLP, (the “Auditor”) the Company’s audited consolidated financial statements for the fiscal year ended March 31, 2023; (ii) reviewed and discussed with management, and with our Auditor the Company’s interim financial statements for the periods ended June 30, 2022, September 30, 2022 and December 31, 2022; (iii) discussed with the Auditor the matters required to be discussed by PCAOB Standard 16, as amended, as adopted by the Public Company Accounting Oversight Board; (iv) received the written disclosures and the letter from the Auditor required by applicable requirements of the Public Company Accounting Oversight Board regarding the Auditor’ communications with the Audit Committee concerning independence; and (v) discussed with the Auditor their independence from the Company. The Audit Committee has also discussed with management of the Company and the Auditor such other matters and received such assurances from them as it deemed appropriate. The Audit Committee meets regularly with management and the Auditor, and then with the Auditor without management present, to discuss the result of the Auditor examination, the evaluation of the Company’s internal control over financial reporting and the overall quality of the Company’s accounting.

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

The Compensation Committee met once during the 2023 fiscal year; Messrs. Leon, Rice and Walker attended the meeting. Messrs. Leon, Rice, and Walker are independent, as defined under the Securities Exchange Act of 1934. See “Executive Compensation” below for a discussion of the Committee’s processes and procedures for reviewing and determining compensation.

Section 16(a) Beneficial Ownership Reporting Compliance

As of March 31, 2023, the end of the last fiscal year, the Company believes that all officers, directors and 10% beneficial owners, known to the Company, had, during such last fiscal year, timely filed required forms reporting beneficial ownership of Company securities, other than the Form 3 for Pauline Romeo, based solely on review of certain reports filed with the Securities and Exchange Commission pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, and information furnished to the Company.

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

Item 11. Executive Compensation

The following table presents information regarding compensation of our principal executive officer, and the most highly compensated executive officers other than the principal executive officer for services rendered during fiscal years 2023 and 2022.

Summary Compensation Table

Grants of Plan-based Awards Table for Fiscal Year

Name and Principal Position	Fiscal Year	Salary ($) (1)	Incentive ($) (2)	Option Awards ($) (3)	All Other Compensation ($) (4)	Total ($)

Jeffrey C. O’Hara, CEO President	2023	190,008	45,000	-	25,547	260,555
	2022	227,699	-	5,080	24,333	257,112

Pauline X. Romeo CAO	2023	136,913	21,000	-	24,348	182,261
	2022	130,930	-	2,032	29,408	162,370

(1)	The amounts shown in this column represent the dollar value of base cash salary earned by each named executive officer (“NEO”).

(2)	Incentive compensation for each named executive officer (“NEO”). The amount shown for FY 2023 was accrued in FY 2022.

(3)

Amounts in this column represent the fair value required by ASC Topic 718 to be included in our financial statements for all options granted during that year (see Note 17 to Notes to the Consolidated Financial Statements).

(4)	The amounts shown in this column represent amounts for medical and life insurance as well as the Company’s match in the 401(k) Plan.

There were no stock options granted during or for the 2023 fiscal year to our named executive officers:

Outstanding Equity Awards at Fiscal Year End

The following table sets forth the outstanding stock option grants held by named executive officers at the end of the 2023 fiscal year. The option exercise price set forth in the table is based on the closing market price on the date of grant.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable (1)	Option Exercise Price ($)	Option Expiration Date

Pauline X. Romeo	400	1,600	$2.94	9/2/26
Jeffrey C. O’Hara	1,000	4,000	2.94	9/2/26
Pauline X. Romeo	6,000	9,000	3.11	1/12/26
Jeffrey C. O’Hara	15,000	10,000	3.19	5/08/24

(1)	Options are exercisable, on a cumulative basis, 20% at or after each of the first, second, and third anniversary of the grant and 40% after the fourth year anniversary.

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

Item 11. Executive Compensation (continued)

Options Exercised and Stock Vested During Fiscal Year 2023

No shares were acquired upon exercising options awards by our NEO’s during fiscal year 2023.

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

For the year ended March 31, 2023, the CEO received $45,000 and the CAO received $21,000. These amounts were earned based on FY 2022 results but were paid in FY 2023. For the year ended March 31, 2022, the CEO received $0, and the CAO received $0

Other Benefits

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

Director Compensation

Directors who are not employees or officers of the Company receive $1,250 in cash and options, at the then market price, to purchase 1,000 shares of Common Stock for attendance at each in-person meeting and $625 in cash and options to purchase 500 shares of Common Stock for attendance at each formal telephonic meeting of the Board or of a committee of the Board. Non-employee directors may elect annually to accept the foregoing compensation or waive the stock option element and receive the $2,500 in cash for attendance at the in-person meeting and $1,250 in cash for each formal telephone meeting. During fiscal year 2023 non-employee directors earned the following compensation pursuant to this plan.

Name	Cash Compensation	Option Awards ($)(1)(2)	Total $
George J. Leon	$7,500	$-0-	$7,500
Robert A. Rice	$7,500	$-0-	$7,500
Robert H. Walker (3)	$7,500	$-0-	$7,500
Stephen A. Fletcher	$1,250	$-0-	$1,250

(1)	Amounts in this column, if any, represent the fair value required by ASC 718 to be included in our financial statements for all options granted during fiscal year 2023.

(2)	There are no options outstanding for the directors.

(3)	Mr. Walker also receives a monthly stipend of $2,400 for his additional responsibility as Chairman of the Board.

Item 11. Executive Compensation (continued)

Compensation Policy

The Company does not believe that its compensation policies are reasonably likely to increase corporate risk or have a material adverse effect on the Company.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information known to the Company with respect to the beneficial ownership as of June 14, 2023, by (i) all persons who are beneficial owners of five percent (5%) or more of the Company’s Common Stock, (ii) each director and nominee, (iii) the executive officers, and (iv) all current directors and executive officers as a group. A person is considered to beneficially own any shares: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, or (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days through an exercise of stock options or warrants. Unless otherwise indicated, voting and investment power relating to the shares shown in the tables for our directors and executive officers is exercised solely by the beneficial owner or shared by the owner and the owner’s spouse or children.

For purposes of these tables, a person or group of persons is deemed to have “beneficial ownership” of any shares of Common Stock that such person has the right to acquire within 60 days of June 14, 2023. For purposes of computing the percentage of outstanding shares of our Common Stock held by each person or group of persons, any shares that such person or persons has the right to acquire within 60 days of June 14, 2023, is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters (continued)

Name and Address	Number of Shares Beneficially Owned		Percentage of Class (1)

Named Directors and Officers

Stephen A. Fletcher, Director	7,254	(2)	0.2%
3995 Oleander Court
Orange Beach, AL 36561

George J. Leon, Director	455,971	(3)	14.0%
168 Redpath Avenue
Toronto, Ontario, Canada M4P 2K6

Jeffrey C. O’Hara, CEO, Director	224,156	(4)	6.9%
853 Turnbridge Circle
Naperville, IL 60540

Robert A. Rice, Director	26,700		0.8%
5 Roundabout Lane
Cape Elizabeth, ME 04107

Robert H. Walker, Director	75,083		2.3%
27 Vantage Court
Port Jefferson, NY 11777

Pauline X. Romeo, CAO	6,400	(4)	0.2%
1 Branca Road East Rutherford, NJ 07073

All officers and directors as a group (6 persons)	795,564	(7)	24.3%

Vincent J. Dowling, Jr.	743,484	(5)	22.8%
54 Ledyard Road
West Hartford, CT 06117

Mrs. Sadie Fletcher	486,293	(6)	14.9%
657 Downing Lane
Williamsville, NY 14221

Vincent J. Dowling, Sr.	556,297	(8)	17.1%
102 Island Creek Drive
Indian River Shores, FL 32963

All officers, directors and 5% holders as a group (8 persons)	2,581,638	(9)	79.3%

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

(4)	Includes shares subject to currently exercisable stock options owned by Mr. O’Hara (16,000 shares) and Ms. Romeo (6,400 shares).

(5)

Includes 333,333 shares of common stock that may be acquired upon conversion of the Series A Convertible Preferred Stock as well as an additional 206,815 shares that may be acquired based on accrued dividends. The Holder(s) of the Series A Convertible Preferred Stock can vote together with the holders of the Company’s common stock (“Common Stock”) on an as-converted basis on each matter submitted to a vote of holders of Common Stock (whether at a meeting of shareholders or by written consent). In any such vote, the number of votes that may be cast by a Holder shall be equal to one (1) vote for each Conversion Share underlying such Holder’s outstanding shares of Series A Convertible Preferred Stock, subject to adjustment based on the applicable Maximum Conversion Amount, as of the record date for such vote or written consent or, if there is no specified record date, as of the date of such vote or written consent (see Note 16 to the consolidated financial statements). Shares of 3,336 are held by the children of the Holder.

(6)

Represents 486,293 shares owned by the Estate of Harold K. Fletcher, former Chief Executive Officer, and director of the Company. Mrs. Fletcher is the mother of Stephen A. Fletcher, a director of the Company.

(7)	Includes 22,400 shares subject to currently exercisable options held by all executive officers and directors of the Company (including those individually named above).

(8)

Includes 166,667 shares of common stock that may be acquired upon conversion of the Series B Convertible Preferred Stock as well as an additional 119,556 shares that may be acquired based on accrued dividends. The Holder(s) of the Series B Convertible Preferred Stock can vote together with the holders of the Company’s common stock (“Common Stock”) on an as-converted basis on each matter submitted to a vote of holders of Common Stock (whether at a meeting of shareholders or by written consent). In any such vote, the number of votes that may be cast by a Holder shall be equal to one (1) vote for each Conversion Share underlying such Holder’s outstanding shares of Series B Convertible Preferred Stock (see Note 16 to the consolidated financial statements).

Also includes 166,667 shares of common stock that may be acquired upon conversion of the Series A Convertible Preferred Stock as well as an additional 103,408 shares that may be acquired based on accrued dividends. The Holder(s) of the Series A Convertible Preferred Stock can vote together with the holders of the Company’s common stock (“Common Stock”) on an as-converted basis on each matter submitted to a vote of holders of Common Stock (whether at a meeting of shareholders or by written consent). In any such vote, the number of votes that may be cast by a Holder shall be equal to one (1) vote for each Conversion Share underlying such Holder’s outstanding shares of Series A Convertible Preferred Stock, subject to adjustment based on the applicable Maximum Conversion Amount, as of the record date for such vote or written consent or, if there is no specified record date, as of the date of such vote or written consent (see Note 16 to the consolidated financial statements).

(9)

Includes 22,400 shares subject to currently exercisable options held by all executive officers and directors of the Company (including those individually named above). Also 333,333 and 194,593 shares of common stock that may be acquired upon conversion of the Series A Convertible Preferred Stock.

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

The following table provides information as of March 31, 2023, regarding compensation plans under which equity securities of the Company are authorized for issuance. See “Equity Compensation Plan Information” under Item 12 below.

Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of options remaining available for future issuance under Equity Compensation Plans
Equity Compensation Plans approved by shareholders	99,000	$3.13	151,000
Equity Compensation Plans not approved by shareholders	-	-	-
Total	99,000	$3.13	151,000

* See discussion above and Note 16 of Notes to the Consolidated Financial Statements.

Item 13. Certain Relationships and Related Transactions and Director Independence

The Company has obtained marketing and sales services from a brother-in-law of the Company’s CEO with the related fees and commissions amounting to $145,446 and $145,898 for the years ended March 31, 2023, and 2022, respectively. At fiscal year ended March 31, 2023, $3,000 remained accrued and unpaid.

Director Independence

On an annual basis, each director and executive officer is obligated to disclose any transactions with the Company in which a director or executive officer, or any member of his or her immediate family, have a direct or indirect material interest in accordance with Item 407(a) of Regulation S-K.

As of June 15, 2023, the Board determined that the following directors are independent under these standards:

Robert Walker, George Leon, and Robert Rice.

Item 14. Principal Accounting Fees and Services

As previously reported, the Audit Committee appointed Marcum LLP to serve as the Company's independent auditor for fiscal year 2023.

For the fiscal years ended March 31, 2023, and 2022, professional services were performed by Marcum LLP and Friedman LLP, the Company’s independent registered public accountants for those years were as follows:

	2023	2022

Audit Fees (Friedman LLP)	$82,950	$124,991
Audit Fees (Marcum LLP)	59,850	-
Audit-Related Fees	-	-
Total Audit and Audit-Related Fees	142,800	124,991
Tax Fees	-	-
All Other Fees	-	-

Total	$142,800	$124,991

Audit Fees. This category includes the audit of the Company’s consolidated financial statements and reviews of the financial statements included in the Company’s Quarterly Reports on Form 10-Q and Form 10-K. It also includes advice on accounting matters that arose during, or as a result of, the audit or the review of interim financial statements, and services which are normally provided in connection with regulatory filings, or in an auditing engagement. Marcum LLP performed the audit for the fiscal year ended March 31, 2023, and reviews for quarters 2 and 3. Friedman LLP performed the audit for the fiscal year ended March 31, 2022, and the review for quarter 1 for fiscal year ended March 31, 2023.

Audit Related Fees, Tax Fees, and All Other Fees. No fees under these categories were paid to Marcum LLP and Friedman LLP in 2023 and/or 2022.

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

(10.9)	Subscription Agreement between Registrant and Subscriber (incorporated by reference to the Company’s Report on Form 8-K filed with the SEC on November 21, 2012).
(10.10)	Loan Agreement with Bank of America (incorporated by reference to the Company’s Report on Form 10-Q filed with the SEC on February 17, 2015).
(10.11)	Form of Subscription Agreement (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 16, 2017).
(10.12)	2016 Stock Option Plan (incorporated by reference to the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on December 27, 2016).
(10.13)	Form of Subscription Agreement (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 9, 2018).
(21.1)	List of Subsidiaries
(23.1)	Independent Registered Public Accounting Firm’s Consent – Marcum LLP
(23.2)	Independent Registered Public Accounting Firm’s Consent – Friedman LLP
(31.1)	Certification by CEO pursuant to Rule 15d-14 under the Securities Exchange Act.
(31.2)	Certification by PAO pursuant to Rule 15d-14 under the Securities Exchange Act.
(32.1)	Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(32.2)	Certification by PAO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

The Company will furnish to a stockholder, upon request, any exhibit at cost.

Item 16. Form 10-K Summary

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEL-INSTRUMENT ELECTRONICS CORP.
(Registrant)

Dated: June 15, 2023	By:	/s/ Jeffrey C. O’Hara
Jeffrey C. O’Hara
CEO and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated and by signature hereto.

Signature	Title	Date

/s/ Jeffrey C. O’Hara	CEO, President, and Director	June 15, 2023
Jeffrey C. O’Hara

/s/ Pauline X. Romeo	Chief Accounting Officer	June 15, 2023
Pauline X. Romeo

/s/ Stephen A. Fletcher	Director	June 15, 2023
Stephen A. Fletcher

/s/ George J. Leon	Director	June 15, 2023
George J. Leon

/s/ Robert A. Rice	Director	June 15, 2023
Robert A. Rice

/s/ Robert H. Walker	Chairman of the Board, Director	June 15, 2023
Robert H. Walker