Form 10-Q
period 2023-06-30
TEL INSTRUMENT ELECTRONICS CORP
filed 2023-08-11
CIK 96885

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2023

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

As of August 10, 2023, there were 3,255,887 shares outstanding of the registrant’s common stock.

TEL-INSTRUMENT ELECTRONICS CORP.

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements.

TEL-INSTRUMENT ELECTRONICS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2023	March 31, 2023
	(unaudited)
ASSETS

Current assets:
Cash	$4,531,637	$3,839,398
Accounts receivable, net	1,237,544	900,881
Inventories, net	3,606,661	3,586,065
Restricted cash to support appeal bond	2,011,133	2,011,083
Prepaid expenses and other current assets	244,448	817,625
Total current assets	11,631,423	11,155,052

Equipment and leasehold improvements, net	86,876	85,167
Operating lease right-of-use assets	1,476,765	1,526,551
Deferred tax asset, net	2,547,388	2,627,935
Other long-term assets	35,109	35,109
Total assets	$15,777,561	$15,429,814

LIABILITIES & STOCKHOLDERS’ EQUITY

Current liabilities:
Line of credit	$690,000	$690,000
Operating lease liabilities – current portion	204,065	202,087
Accounts payable	313,222	322,582
Deferred revenues - current portion	107,296	123,117
Accrued expenses ‐vacation pay, payroll and payroll withholdings	304,450	240,034
Accrued legal damages	6,430,943	6,360,698
Accrued expenses - other	166,046	157,896
Total current liabilities	8,216,022	8,096,414

Operating lease liabilities – long-term	1,272,700	1,324,464
Other long term liabilities	51,438	53,416
Deferred revenues – long-term	157,203	173,883

Total liabilities	9,697,363	9,648,177

Commitments and contingencies

Stockholders’ equity:
Preferred stock, 1,000,000 shares authorized, par value $0.10 per share
Preferred stock, 500,000 shares 8% Cumulative Series A Convertible Preferred authorized, issued and outstanding, par value $0.10 per share	3,935,998	3,875,998
Preferred stock, 166,667 shares 8% Cumulative Series B Convertible Preferred authorized, issued and outstanding, par value $0.10 per share	1,227,367	1,207,367
Common stock, 7,000,000 shares authorized, par value $0.10 per share, 3,255,887 and 3,255,887 shares issued and outstanding, respectively	325,586	325,586
Additional paid-in capital	6,644,804	6,721,535
Accumulated deficit	(6,053,557)	(6,348,849)
Total stockholders’ equity	6,080,198	5,781,637
Total liabilities and stockholders’ equity	$15,777,561	$15,429,814

See accompanying notes to unaudited condensed consolidated financial statements.

TEL-INSTRUMENT ELECTRONICS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	June 30, 2023	June 30, 2022

Net sales	$2,866,929	$2,253,757
Cost of sales	1,572,380	1,418,572

Gross margin	1,294,549	835,185

Operating expenses:
Selling, general and administrative	584,858	556,933
Engineering, research, and development	289,441	522,103
Total operating expenses	874,299	1,079,036

Income (loss) from operations	420,250	(243,851)

Other (expense) income:
Interest income	39,289	986
Interest expense – other	(13,455)	-
Interest expense – judgement	(70,245)	(51,920)
Total other net expense	(44,411)	(50,934)

Income (loss) before income taxes	375,839	(294,785)

Income tax expense (benefit)	80,547	(61,916)

Net income (loss)	295,292	(232,869)

Preferred dividends	(80,000)	(80,000)

Net income (loss) attributable to common shareholders	$215,292	$(312,869)

Basic net income (loss) per common share	$0.07	$(0.10)
Diluted net income (loss) per common share	$0.06	$(0.10)

Weighted average shares outstanding:
Basic	3,255,887	3,255,887
Diluted	5,215,665	3,255,887

See accompanying notes to unaudited condensed consolidated financial statements.

TEL-INSTRUMENT ELECTRONICS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Three Months Ended June 30, 2023, and 2022

(Unaudited)

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock
	# of Shares Issued	Amount	# of Shares Issued	Amount	# of Shares Issued	Amount	Additional Paid-In Capital	Accumulated Deficit	Total
Balances at April 1, 2023	500,000	$3,875,998	166,667	$1,207,367	3,255,887	$325,586	$6,721,535	$(6,348,849)	$5,781,637
8% Dividends on Preferred Stock	-	60,000	-	20,000	-	-	(80,000)	-	-
Stock-based compensation	-	-	-	-	-	-	3,269	-	3,269
Net income	-	-	-	-	-	-	-	295,292	295,292
Balances at June 30, 2023	500,000	$3,935,998	166,667	$1,227,367	3,255,887	$325,586	$6,644,804	$(6,053,557)	$6,080,198

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock
	# of Shares Issued	Amount	# of Shares Issued	Amount	# of Shares Issued	Amount	Additional Paid-In Capital	Accumulated Deficit	Total
Balances at April 1, 2022	500,000	$3,695,998	166,667	$1,147,367	3,255,887	$325,586	$7,018,353	$(5,960,304)	$6,227,000
8% Dividends on Preferred Stock	-	60,000	-	20,000	-	-	(80,000)	-	-
Dividend Payments	-	(60,000)	-	(20,000)	-	-	-	-	(80,000)
Stock-based compensation	-	-	-	-	-	-	6,235	-	6,235
Net loss	-	-	-	-	-	-	-	(232,869)	(232,869)
Balances at June 30, 2022	500,000	$3,695,998	166,667	$1,147,367	3,255,887	$325,586	$6,944,588	$(6,193,173)	$5,920,366

See accompanying notes to unaudited condensed consolidated financial statements.

TEL-INSTRUMENT ELECTRONICS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	June 30, 2023	June 30, 2022
Cash flows from operating activities:
Net income (loss)	$295,292	$(232,869)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Deferred income taxes	80,547	(61,917)
Depreciation and amortization	12,274	15,944
Amortization of right of use assets	49,786	47,885
Provision (recovery of) for inventory obsolescence	1,004	(25,048)
Non-cash stock-based compensation	3,269	6,235
Changes in assets and liabilities:
Increase in accounts receivable	(336,663)	(323,287)
(Increase) decrease in inventories	(21,600)	149,617
Decrease (increase) in prepaid expenses & other assets	573,177	(155,078)
(Decrease) in accounts payable	(9,360)	(238,854)
Increase in accrued payroll, vacation pay and payroll taxes	64,416	14,243
(Decrease) increase in deferred revenues	(32,501)	19,428
(Decrease) in operating lease liabilities	(49,786)	(47,885)
(Decrease) in other long term liabilities	(1,978)	-
Increase in accrued expenses - other	8,150	171,503
Increase in accrued legal damages	70,245	51,920
Net cash provided by (used in) operating activities	706,272	(608,163)

Cash flows from investing activities:
Purchases of equipment	(13,983)	(11,733)
Net cash used in investing activities	(13,983)	(11,733)

Cash flows from financing activities:
Payment of dividends	-	(80,000)
Net cash used in financing activities	-	(80,000)

Net increase (decrease) in cash and restricted cash	692,289	(699,896)
Cash and restricted cash at beginning of period	5,850,481	6,960,740
Cash and restricted cash at end of period	$6,542,770	$6,260,844

End of period
Cash	$4,531,637	$4,249,794
Restricted cash	2,011,133	2,011,050
	$6,542,770	$6,260,844
Beginning of period
Cash	$3,839,398	$4,949,690
Restricted cash	2,011,083	2,011,050
	$5,850,481	$6,960,740
Supplemental cash flow information:
Taxes paid	$-	-
Interest paid	$13,455	$-

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

Liquidity

On June 30, 2023, the Company had positive working capital of $3,415,401 as compared to working capital of $3,058,638 on March 31, 2023. This included approximately $6.5 million of cash including the $2 million restricted cash supporting the appeal bond. The Company has recorded total damages of $6,430,943 including accrued interest, as a result of the jury verdict associated with the Aeroflex litigation. On July 21, 2023, the Kansas Appeals Court announced they rejected all of our appeal arguments. However, there will be no impact on net worth, as these damages have already been fully accrued. TIC is currently deciding whether to pay the full judgement amount or appeal the decision to the Kansas Supreme Court.

The Company had a $5.3 million sales backlog on June 30, 2023.

Bank of America renewed the Company line of credit with a maturity date of July 30, 2023. The line of credit was fully drawn upon for $690,000. The renewal of the line of credit is currently in process.

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

Moving forward, we believe that our expected cash flows from operations and current cash balances, which amounted to approximately $6.5 million, including the approximately $2 million in restricted cash will be sufficient to operate in the normal course of business for next 12 months from the issuance date of these unaudited condensed consolidated financial statements. TIC is currently deciding whether to pay the full judgement amount or appeal the decision to the Kansas Supreme Court.

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

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of Tel-Instrument Electronics Corp. as of June 30, 2023, the results of operations, change in stockholders’ equity and statements of cash flow for the three months ended June 30, 2023 and June 30, 2022. These results are not necessarily indicative of the results to be expected for the full year. The unaudited condensed consolidated financial statements have been prepared in accordance with the requirements of Form 10-Q and consequently do not include disclosures normally made in an Annual Report on Form 10-K. The March 31, 2023 balance sheet included herein was derived from the audited financial statements included in the Company’s Annual Report on Form 10-K as of that date. Accordingly, the unaudited condensed consolidated financial statements included herein should be reviewed in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2023, as filed with the United States Securities and Exchange Commission (the “SEC”) on June 15, 2023 (the “Annual Report”).

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

When determining the transaction price of a contract, an adjustment is made if payment from the customer occurs either significantly before or significantly after performance, resulting in a significant financing component. Applying the practical expedient in paragraph 606-10-32-18, the Company does not assess whether a significant financing component exists if the period between when the Company performs its obligations under the contract and when the customer pays is one year or less. None of the Company’s contracts contained a significant financing component as of June 30, 2023.

Replacement Parts

The Company offers replacement parts for test equipment, ramp testers, and bench testers. Similar to the sale of test units, the control of the product transfers at a point of time and therefore, revenue is recognized at the point in time when the obligation to the customer has been fulfilled.

Extended Warranties

The extended warranties sold by the Company provide a level of assurance beyond the coverage for defects that existed at the time of a sale or against certain types of covered damage with coverage terms ranging from 2 to 7 years. Amounts received for warranties are recorded as deferred revenue and recognized as revenue ratably over the respective term of the agreements. As of June 30, 2023, $262,394 is expected to be recognized from remaining performance obligations for extended warranties as compared to $296,400 at March 31, 2023. For the three months ended June 30, 2023, the Company recognized revenue of $34,006 from amounts that were included in Deferred Revenue as compared to $23,541 from amounts that were included in Deferred Revenue for the three months ended June 30, 2022.

The following table provides a summary of the changes in deferred revenues for the three months ended June 30, 2023:

Deferred revenues at April 1, 2023	$296,400
Revenue recognized for the three months ended June 30, 2023	(34,006)
Deferred revenues at June 30, 2023	$262,394

TEL-INSTRUMENT ELECTRONICS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2 – Summary of Significant Accounting Policies (continued)

Other Deferred Revenues

The Company sometimes receives payments in advance of shipment. These amounts are classified as other deferred revenues. For the periods ended June 30, 2023, and March 31, 2023, the Company has other deferred revenues of $2,105 and $600, respectively.

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

Disaggregation of revenue

In the following tables, revenue is disaggregated by revenue category.

	For the Three Months Ended June 30, 2023
	Commercial	Government
Sales Distribution
Test Units	$408,959	$1,977,812
	$408,959	$1,977,812

The remainder of our revenues for the three months ended June 30, 2023, are derived from repairs and calibration of $342,051, replacement parts of $97,297, extended warranties of $34,006 and other revenues of $6,804. We do not disaggregate these revenue streams as they are not deemed an important element related to how management operates the business between segments.

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

In the following table, revenue is disaggregated by geography.

	For the Three Months Ended June 30, 2023	For the Three Months Ended June 30, 2022
Geography
United States	$2,263,829	$1,900,929
International	603,100	352,828
Total	$2,866,929	$2,253,757

For the three months ended June 30, 2023, two customers accounted for sales of $1,033,856 or 36%, and $336,844 or 12%.

For the three months ended June 30, 2022, three customers accounted for sales of $566,154 or 25%, $459,351 or 20% and $294,398 or 13%.

The Company, in addition to inside sales efforts, utilizes independent sales agents to sell its products to customers. A related party independent sales agent earned $1,600 in commissions for the three months ended June 30, 2023. The sales agent earned $9,000 for sales and marketing assistance for the three ended June 30, 2023. The same related party independent sales agent earned $11,160 in commissions for the three months ended June 30, 2022. The sales agent earned $9,000 for sales and marketing assistance for the three months ended June 30, 2022.

Long-Lived Assets

The Company assesses the recoverability of the carrying value of its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future, undiscounted cash flows expected to be generated by an asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. No impairment losses have been recognized for the three months ended June 30, 2023 and 2022.

New Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13 Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Statements. The amendment in this update replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses on instruments within its scope, including trade receivables. This update is intended to provide financial statement users with more decision-useful information about the expected credit losses. The effective date of the new standard is for fiscal years beginning after December 15, 2022 and was adopted by the Company on April 1, 2023. The adoption of this standard did not have a significant impact on our financial position and results of operations.

No other recently issued accounting pronouncements had or are expected to have a material impact on the Company’s unaudited condensed consolidated financial statements.

TEL-INSTRUMENT ELECTRONICS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 3 – Accounts Receivable, net

The following table sets forth the components of accounts receivable:

	June 30, 2023	March 31, 2023
Government	$747,824	$651,370
Commercial	496,121	255,912
Less: Allowance for doubtful accounts	(6,401)	(6,401)
	$1,237,544	$900,881

Note 4 – Inventories, net

Inventories consist of:

	June 30, 2023	March 31, 2023

Purchased parts	$2,493,793	$2,602,447
Work-in-process	1,468,045	1,388,679
Finished Goods	105,940	55,052
Less: Inventory reserve	(461,117)	(460,113)
	$3,606,661	$3,586,065

Note 5 – Restricted Cash to Support Appeal Bond

In January 2018, the Company transferred $2,000,000 to a restricted cash account to secure a letter of credit which was used for collateral for the appeal bond (See Note 13).

Note 6 – Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of:

	June 30, 2023	March 31, 2023

Prepaid expenses	$203,528	$148,929
Deferred charges	27,720	24,720
Other receivables	13,200	643,976
	$244,448	$817,625

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

As of June 30, 2023, and March 31, 2023, the outstanding balances were $690,000, respectively. The interest rate on June 30, 2023, was 8.92%.

Bank of America renewed the Company’s line of credit with a maturity date of July 30, 2023. The current renewal is in process at Bank of America.

TEL-INSTRUMENT ELECTRONICS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 8 – Right of Use Assets and Operating Lease Liability

The Company leases its facility in East Rutherford, NJ with monthly payments of $21,237 until August 2025. Thereafter, monthly payments are $23,083 for the balance of the 8 year lease agreement expiring August 2029.

The Company's leases generally do not provide an implicit rate, and therefore the Company uses its incremental borrowing rate as the discount rate when measuring operating lease liabilities. The incremental borrowing rate represents an estimate of the interest rate the Company would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of a lease. The Company estimated its incremental borrowing rate based on its credit quality, line of credit agreement and by comparing interest rates available in the market for similar borrowings. The Company used a discount rate of 3.90% for both June 30, 2023 and March 31,2023. The weighted average remaining lease term is 6.17 years.

Right to use assets is summarized below:

	June 30, 2023	March 31, 2023
Right to use asset	$1,830,857	$1,830,857
Less: Accumulated amortization	(354,092)	(304,306)
Right to use assets, net	$1,476,765	$1,526,551

The following table reconciles the undiscounted future minimum lease payments (displayed by year and in the aggregate) under non-cancelable operating leases with terms of more than one year to the total lease liabilities recognized on the unaudited condensed consolidated balance sheet as of June 30, 2023:

Remaining payments in fiscal 2024	$191,130
2025	254,840
2026	267,767
2027	277,000
2028	277,000
Thereafter	392,417
Total undiscounted future minimum lease payments	1,660,154
Less: Difference between undiscounted lease payments and discounted lease liabilities	(183,389)
Present value of net minimum lease payments	1,476,765
Less current portion	(204,065)
Operating lease liabilities – long-term	$1,272,700

Total rent expense for the three months ended June 30, 2023 was $102,811, as compared to $103,908 for the three months ended June 30, 2022.

Note 9 – Stock Options Plans

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

TEL-INSTRUMENT ELECTRONICS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 9 – Stock Options Plans (continued)

A summary of the status of the Company’s stock option plans for the fiscal year ended March 31, 2023, and year to date June 30, 2023, and changes during the year are presented below (in number of options):

	Number of Options	Average Exercise Price	Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding options at April 1, 2023	99,000	$3.13	1.78 years	$-
Options granted	-	$-
Options exercised	-	$-
Options canceled/forfeited	-	$-

Outstanding options at June 30, 2023	99,000	$3.13	1.53 years	$-
Vested Options:
June 30, 2023:	75,600	$3.17	1.1 years	$-

Remaining options available for grant were 151,000 as of June 30, 2023.

At June 30, 2023, the unamortized compensation expense for stock options was $14,394. Unamortized compensation expense is expected to be recognized over a weighted-average period of approximately 4.0 years.

For the three months ended June 30, 2023, the Company recorded stock compensation costs of $3,269, as compared to $6,235 for the three months ended June 30, 2022.

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

The tax effect of temporary differences, primarily net operating loss carryforwards, asset reserves and accrued liabilities, gave rise to the Company’s deferred tax asset. Deferred income taxes are recognized for the tax consequence of such temporary differences at the enacted tax rate expected to be in effect when the differences reverse. The Company had approximately $2.5 million in deferred tax assets at June 30, 2023 and approximately $2.6 million in deferred tax assets at March 31, 2023. The Company recognizes the impact of an uncertain income tax position taken on its income tax return at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority.

The net income was $295,292 for the three months ended June 30, 2023.

TEL-INSTRUMENT ELECTRONICS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 11 – Net Income (Loss) per Share

Net income (loss) per share has been computed according to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC 260”), “Earnings per Share,” which requires a dual presentation of basic and diluted income per share (“EPS”). Basic EPS represents net income (loss) divided by the weighted average number of common shares outstanding during a reporting period. Diluted EPS to common stockholders reflects the potential dilution that could occur if securities, including preferred stock and options, were converted into common stock. The dilutive effect of outstanding options is reflected in earnings per share by use of the treasury stock method. The dilutive effect of preferred stock is reflected in earnings per share by use of the if-converted method. In applying the treasury stock method for stock-based compensation arrangements, the assumed proceeds are computed as the sum of the amount the employee must pay upon exercise and the amounts of average unrecognized compensation. For the three months ended June 30, 2022, since the Company has a net loss, the effect of common stock equivalents is anti-dilutive, and as such, common stock equivalents have been excluded from this calculation.

	Three Months Ended	Three Months Ended
	June 30, 2023	June 30, 2022
Basic net income (loss) per share computation:
Net income (loss)	$295,292	$(232,869)
Less: Preferred dividends	(80,000)	(80,000)
Net income (loss) attributable to common shareholders	215,292	(312,869)
Weighted-average common shares outstanding	3,255,887	3,255,887
Basic net income (loss) per share	$0.07	$(0.10)
Diluted net income (loss) per share computation
Net income (loss) attributable to common shareholders	$215,292	$(312,869)
Add: Preferred dividends	80,000	-
Diluted net income (loss) attributable to common shareholders	$295,292	$(312,869)
Weighted-average common shares outstanding	3,255,887	3,255,887
Incremental shares attributable to the assumed conversion of preferred stock	1,959,778	-
Total adjusted weighted-average shares	5,215,665	3,255,887
Diluted net income (loss) per share	$0.06	$(0.10)

The following table summarizes securities that, if exercised, would have an anti-dilutive effect on earnings per share for the three months ended:

	June 30, 2023	June 30, 2022
Convertible preferred stock	-	1,839,778
Stock options	99,000	111,500
	99,000	1,951,278

Note 12 – Segment Information

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

TEL-INSTRUMENT ELECTRONICS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 12 – Segment Information (continued)

The tables below present information about reportable segments within the avionics business for the three months ended June 30, 2023, and 2022:

Three Months Ended June 30, 2023	Avionics Government	Avionics Commercial	Avionics Total	Corporate Items	Total
Net sales	$1,977,812	$889,117	$2,866,929	$-	$2,866,929
Cost of sales	986,038	586,342	1,572,380	-	1,572,380
Gross margin	991,774	302,775	1,294,549	-	1,294,549

Total expenses			479,347	439,363	918,710
Income (loss) before income taxes			$815,202	$(439,363)	$375,839

Three Months Ended June 30, 2022	Avionics Government	Avionics Commercial	Avionics Total	Corporate Items	Total
Net sales	$1,604,150	$649,607	$2,253,757	$-	$2,253,757
Cost of sales	962,236	456,336	1,418,572	-	1,418,572
Gross margin	641,914	193,271	835,185	-	835,185

Total expenses			694,954	435,016	1,129,970
Income (loss) before income taxes			$140,231	$(435,016)	$(294,785)

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

Note 13 – Litigation (continued)

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

The journal entry of judgment including judgment against the Company in the amount of $1.3 million for tortious interference with prospective business advantage, of $1.5 million for tortious interference with existing contracts, and $2.1 million in punitive damages was entered on November 22, 2017. Pursuant to K.S.A. 16-204(d) “any judgment rendered by a court of this state on or after July 1, 1986, shall bear interest on and after the day on which judgment is rendered at the rate provided by subsection (e). The Kansas Secretary of State publishes the rate amount. The amount published for July 1, 2017, through June 30, 2018, was 5.75%, 6.5% July 1, 2018, through June 30, 2019, 7.0% July 1, 2019, through June 30, 2020, and 4.25% July 1, 2020 through June 30, 2022. The interest rate through June 30, 2023 was 5.75%. Interest on the $4,900,000 judgment started to accrue on November 22, 2017, the date the judgment was entered. As of June 30, 2023, the outstanding amount of the judgement and accrued interest is $6,430,943.

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

The Company was hoping for a decision from the court in calendar year 2022, but this timing was likely delayed due to the three month COVID-19 related shutdown of the Kansas court system. The appeal decision has been delayed due to the COVID-19 related shutdown of the Kansas court system and the inability of court staff to work remotely on confidentiality issues. During August 2021, in an effort to move the appeal forward, all parties agreed to supply the appeal information to the court on a dedicated and secured laptop that would be used by the research attorney remotely. The Company had the ability to settle this case at its sole discretion by withdrawing the appeal and paying the judgment plus interest amount.

On January 28, 2022, Aeroflex filed a Motion to Require Supplemental Appeal Bond with the Court of Appeals of the State of Kansas, seeking a bond from the Company in the amount of $6 million to supplement the existing bond of $2 million.

TEL-INSTRUMENT ELECTRONICS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 13 – Litigation (continued)

On October 14, 2022, the Company received an order from the Kansas appellate court of appeals lifting the briefing stay that was entered on March 19, 2020. The Kansas appellate court has notified the Company that the argument was set for hearing on March 30, 2023 in Topeka, Kansas which in fact took place. A decision on the case was rendered and released on July 21, 2023, the Kansas Appeals Court rejected each of TIC’s appeal arguments. However, there will be no impact on net worth, as these damages have already been fully accrued.  TIC is currently deciding whether to pay the full judgement amount or appeal the decision to the Kansas Supreme Court.

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

Overview

The Company reported net sales of $2,866,929 for the three months ended June 30, 2023. This compared to net sales of $2,253,757 for the same three month period in the prior fiscal year. The increase in sales for the first three months of the current fiscal year was primarily the result of higher SDR/OMNI commercial sales and the CRAFT ECP (“engineering change proposal”) (U.S. Navy) project as a result of completion of the Critical Design Review milestone.

Gross margin for the current quarter was $1,294,549 (45.2%) which is approximately 8 percentage points higher than the three months ended June 30, 2022 of $835,185 (37.1%). This is primarily attributable to fixed production costs being spread over increased volumes as production is ramped up with manufacturing components being delivered by our suppliers to coincide with open order deadlines. This is a result of placing supplier orders further out to manage the long delivery dates.

Net income was $295,292 for the three months ended June 30, 2023, as compared to a loss of $232,869 in the prior year three months ended June 30, 2022.

Overview (continued)

Backlog orders on June 30, 2023, were $5.3 million compared to $6.5 million as of March 31, 2023. The decrease was primarily due to lower than expected bookings during the quarter and invoicing of approximately $646,000 of the CRAFT CDRL project milestone. Roughly $2 million of Navy funding remains on this contract which should be completed in CY 2024. Once the development work is completed, production revenues of approximately $5 million per year are expected over a four-year period.

The Company continues to pursue opportunities in the domestic and international market for our Mode 5 test sets. The international market has been slow over the last year due in part to the recent strength of the dollar. We are still expecting a large follow-on order from the German government this summer. We continue to receive orders from the U.S. Government and Lockheed Martin for our AN/USM-708 and 719 (“CRAFT”) Mode 5 test sets. Our expectation is that orders and back-log will improve this fiscal year as the SDR/OMNI test set continues to enter the marketplace. We also received a $875,000 contract from the U.S. Army in July 2023 to update the TS-4530A software and add new capabilities.

TIC is also exploring new avenues to broaden its product portfolio including designing a high frequency test set for the Lockheed Martin F-35 program. This contract takes advantage of our expertise in RF technology. This is a completely new market for TIC as it involves high frequency communication signals. TIC has successfully completed the engineering portion of the program and recently provided a quote for production units with a value of $1.5 million. TIC will continue to explore funded engineering programs of this nature as this is high margin business that helps diversify and expand our product portfolio.

The main focus area for the Company is moving into the secure communications testing. The key for long-term sustained growth will be to supplement our strong position in military Mode 5 transponder testing with dominant product offerings in the much larger commercial and military communications and navigation test set market. TIC has spent several years and millions of dollars in developing our ground-breaking SDR/OMNI product which is meant to address both the commercial market for transponder and navigation test sets as well as competing in the military secure comm test set market. The SDR/OMNI supports a wide frequency range to accommodate new commercial and military waveforms in an industry leading 4-pound package. This is approximately half the weight of competitive test sets. It is also the only new multi-purpose test set which meets the Class 1 military environmental specifications. It utilizes the latest touch screen technology and has the capability to replace all TIC commercial test sets and military flight-line test sets with one handheld product. The Company started initial production deliveries during December 2022 and has sold over $600,000 of SDR/OMNI test sets as of June 30, 2023. There are several companies competing in this market space, but we believe that our SDR/OMNI design will be extremely competitive, particularly for military applications.

The Aeroflex litigation did not result in a favorable outcome for the Company, despite our belief that we committed no wrongdoing. The jury found no misappropriation of Aeroflex trade secrets, but it did rule that the Company tortiously interfered with a prospective business opportunity and awarded damages. The jury also ruled that Tel tortiously interfered with Aeroflex’s non-disclosure agreements with two former Aeroflex employees. The jury also found that the former Aeroflex employees breached their non-disclosure agreements with Aeroflex. The Court conducted further hearings on the Company’s post-trial motions which sought to reduce the damages award of $2.8 million, as well as the punitive damages claim. The Court denied the Company’s motions and awarded Aeroflex an additional $2.1 million of punitive damages. The Company has filed motions in January 2018 for the Court to reconsider the number of damages on the grounds that they are duplicative and not legally supportable. The Court heard these motions, and such motions were denied. The Company filed for an appeal during 2019. The Company has posted a $2 million bond for the appeal. This $2 million bond amount will remain in place during the appeal process. The appeal process has effectively been in limbo for several years due to the Kansas Supreme Court moving to remote work until October 14, 2022, when the Company received an order from the Kansas appellate court of appeals lifting the briefing stay that was entered on March 19, 2020. The Kansas appellate court has notified the Company that the argument was set for hearing on March 30, 2023 in Topeka, Kansas, and indeed occurred.

A decision on the case was rendered and released on July 21, 2023, the Kansas Appeals Court rejected each of TIC’s appeal arguments. The loss of the appeal is very disappointing to the Company, however there will be no impact on net worth, as these damages have already been fully accrued.

Results of Operations

Sales

Net sales were $2,866,929 for the three months ended June 30, 2023, as compared to $2,253,757 for the same three month period in the prior fiscal year. The increase of $613,172 or 27.2% in sales for the first three months of the current fiscal year was primarily the result of higher SDR/OMNI commercial sales and the CRAFT ECP (“engineering change proposal”) (U.S. Navy) project as a result of completion of the Critical Design Review milestone.

Gross Margin

Gross margin for the current quarter was $1,294,549 (45.2%) which is approximately 8 percentage points higher than the three months ended June 30, 2022 of $835,185 (37.1%). This is primarily attributable to fixed production costs being spread over increased volumes as production is ramped up with manufacturing components being delivered by our suppliers to coincide with open order deadlines. This is a result of placing supplier orders further out to manage the long delivery dates.

Operating Expenses

Selling, general and administrative expenses increased $27,925 (5%) to $584,858 for the three months ended June 30, 2023 respectively, as compared to $556,933 for the three months ended June 30, 2022. The three month increase is primarily a result of marketing documentation for our new SDR/OMNI test set, profit sharing accruals and the resumption of travel and trade show participation.

Engineering, research, and development expenses decreased $232,662 (44.6%) to $289,441 for the three months ended June 30, 2023 as compared to $522,103 for the three months ended June 30, 2022. Total engineering expense decreased primarily as a result of the Navy ECP Contract non-recurring engineering expenditures (“NRE”) which reduced engineering costs in the current quarter by $178,258 with the balance of the decrease a result of cost efficiencies.

Income (loss) from Operations

As a result of the above, the Company recorded income from operations of $420,250 for the three months ended June 30, 2023, as compared to a loss from operations of $243,851 for the three months ended June 30, 2022.

Other Expense, Net

For the three months ended June 30, 2023, total other net expense was $44,411, this is primarily a result of $70,245 accrued interest related to the judgement offset by increased bank interest rates.

As compared to other net expense of $50,934 for the three months ended June 30, 2022, primarily the result of $51,920 accrued interest related to the judgement.

Income (loss) before Income Taxes

The Company recorded income before taxes of $375,839 and a net loss before taxes of $294,785 for the three months ended June 30, 2023 and June 30, 2022, respectively.

Income Tax Expense (Benefit)

For the three months ended June 30, 2023, the Company recorded an income tax expense of $80,547 as compared to an income tax benefit of $61,916 for the same period in the prior year.

Net Income (Loss)

The Company recorded net income of $295,292 and a net loss of $232,869 for the three months ended June 30, 2023 and June 30, 2022, respectively.

Liquidity and Capital Resources

At June 30, 2023, the Company had net working capital of $3,415,401 including accrued legal damages related to the Aeroflex litigation of $6,430,943, as compared to working capital of $3,058,638 at March 31, 2023. The Company had approximately $6.5 million of cash on hand including $2 million of restricted cash supporting the appeal bond.

The Company’s principal sources, and uses of funds were as follows:

Cash provided by (used in) operating activities. For the three months ended June 30, 2023, $706,272 in cash from operations was provided, as compared to the three months ended June 30, 2022, the Company used $608,163. This increase in cash provided for by operations is mostly attributed to a decrease in prepaid expenses, partially offset by an increase in trade receivables related to improved operations.

Cash used in investing activities. For the three months ended June 30, 2023, the Company used $13,983 for purchases of equipment as compared to the three months ended June 30, 2022, the Company used $11,733.

Cash used in financing activities. For the three months ended June 30, 2023, the Company did not use any cash from financing activities as compared to $80,000 for the three months ended June 30, 2022. This decrease is due to dividend payments of $80,000 in the prior year period.

The Bank of America line of credit is in the process of being renewed and the current line of credit matured July 30, 2023. As of June 30, 2023, the $690,000 line of credit was fully used.

On June 30, 2023, the Company had approximately $6.5 million of cash on hand which included $2 million of restricted cash supporting the appeal bond.

As of June 30, 2023, the Company has recorded total damages of $6,430,943 including accrued interest, as a result of the jury verdict associated with the Aeroflex litigation as well as the Court’s decision on punitive damages. The Company has recorded accrued interest of $1,530,943 as of June 30, 2023.

A decision on the case was rendered and released on July 21, 2023, the Kansas Appeals Court rejected each of TIC’s appeal arguments. The loss of the appeal is very disappointing to the Company, however there will be no impact on net worth, as these damages have already been fully accrued. TIC is currently deciding whether to pay the full judgement amount or appeal the decision to the Kansas Supreme Court.

Moving forward, we believe that our expected cash flows from increased operations and increased accounts receivable payments will be sufficient to operate in the normal course of business for next 12 months from the issuance date of these unaudited condensed financial statements.

Currently, the Company has no material future capital expenditure requirements.

These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on For 10-K for the fiscal year ended March 31, 2023, filed with the SEC on June 15, 2023 (the “Annual Report”).

Off-Balance Sheet Arrangements

As of June 30, 2023, the Company had no off-balance sheet arrangements.

Critical Accounting Policies

Our critical accounting policies are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report. There have been no changes in our critical accounting policies. Our significant accounting policies are described in our notes to the 2023 consolidated financial statements included in our Annual Report.

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

(b)          Changes in Internal Control over Financial Reporting

The Company, including its chief executive officer and chief financial officer, reviewed the Company’s internal control over financial reporting, pursuant to Rule 13(a)-15(e) under the Exchange Act and concluded that there was no change in the Company’s internal control over financial reporting during the Company’s most recently completed fiscal quarter during the period ended June 30, 2023 or subsequent to the date the Company completed its evaluation that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

The Aeroflex litigation (see Note 13) to the Unaudited Condensed Consolidated Financial Statements) did not result in a favorable outcome for the Company, despite our belief that we committed no wrongdoing.

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

As reflected in the accompanying unaudited condensed consolidated balance sheet as of June 30, 2023, the Company has recorded estimated damages to date of approximately $6.4 million, including interest, as a result of a jury verdict associated with the Aeroflex litigation. The Company filed for an appeal (see Notes 5 and 13). As of June 30, 2023, the Company has cash balances of $6.5 million, including $2 million of restricted cash as well as $1.2 million in accounts receivable.

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

On January 28, 2022, Aeroflex filed a Motion to Require Supplemental Appeal Bond with the Court of Appeals of the State of Kansas, seeking a bond from the Company in the amount of $6 million to supplement the existing bond of $2 million. The Company filed a response.

On October 14, 2022, the Company received an order from the Kansas appellate court of appeals lifting the briefing stay that was entered on March 19, 2020. The Kansas appellate court notified the Company that the argument was set for hearing on March 30, 2023 in Topeka, Kansas, and indeed occurred. A decision on the case was rendered and released on July 21, 2023, the Kansas Appeals Court rejected each of TIC’s appeal arguments. The loss of the appeal is very disappointing to the Company, however there will be no impact on net worth, as these damages have already been fully accrued. The Company is currently deciding whether to pay the judgement amount or appeal to the Kansas Supreme Court.

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

Item 1A. Risk Factors.

Not applicable because we are a smaller reporting company. Notwithstanding, we believe there are no changes that constitute material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2023, filed with the SEC on June 15, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company’s equity securities during the quarter ended June 30, 2023.

Item 3. Defaults upon Senior Securities.

There has been no default in the payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company during the quarter ending June 30, 2023.

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

TEL-INSTRUMENT ELECTRONICS CORP.

Date: August 11, 2023	By:	/s/ Jeffrey C. O’Hara
	Name:	Jeffrey C. O’Hara
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: August 11, 2023	By:	/s/ Pauline Romeo
	Name:	Pauline Romeo
	Title:	Chief Accounting Officer (Principal Financial and Accounting Officer)