Form 10-Q
period 2023-09-30
TEL INSTRUMENT ELECTRONICS CORP
filed 2023-11-14
CIK 96885

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2023

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

As of November 13, 2023, there were 3,255,887 shares outstanding of the registrant’s common stock.

TEL-INSTRUMENT ELECTRONICS CORP.

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements.

TEL-INSTRUMENT ELECTRONICS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2023	March 31, 2023
	(unaudited)
ASSETS

Current assets:
Cash	$356,942	$3,839,398
Accounts receivable, net	941,826	900,881
Inventories, net	4,102,786	3,586,065
Restricted cash to support appeal bond	-	2,011,083
Prepaid expenses and other current assets	233,670	817,625
Total current assets	5,635,224	11,155,052

Equipment and leasehold improvements, net	93,194	85,167
Operating lease right-of-use assets	1,426,491	1,526,551
Deferred tax asset, net	2,720,638	2,627,935
Other long-term assets	35,109	35,109
Total assets	$9,910,656	$15,429,814

LIABILITIES & STOCKHOLDERS’ EQUITY

Current liabilities:
Line of credit	$690,000	$690,000
Operating lease liabilities – current portion	206,060	202,087
Accounts payable	607,564	322,582
Deferred revenues - current portion	132,345	123,117
Accrued expenses ‐vacation pay, payroll and payroll withholdings	307,757	240,034
Accrued legal damages	-	6,360,698
Accrued expenses - other	186,553	157,896
Total current liabilities	2,130,279	8,096,414

Operating lease liabilities – long-term	1,220,431	1,324,464
Other long term liabilities	49,459	53,416
Deferred revenues – long-term	142,497	173,883

Total liabilities	3,542,666	9,648,177

Commitments and contingencies

Stockholders’ equity:
Preferred stock, 1,000,000 shares authorized, par value $0.10 per share
Preferred stock, 500,000 shares 8% Cumulative Series A Convertible Preferred authorized, issued and outstanding, par value $0.10 per share	3,995,998	3,875,998
Preferred stock, 302,000 shares 8% Cumulative Series B Convertible Preferred authorized, 233,224 and 166,667 issued and outstanding, respectively, par value $0.1 per share	1,648,701	1,207,367
Preferred stock, 166,667 shares 8% Cumulative Series C Convertible Preferred authorized 53,500 and 0 issued and outstanding, Par value $0.10 per share	322,375	-
Common stock, 7,000,000 shares authorized, par value $0.10 per share, 3,255,887 and 3,255,887 shares issued and outstanding, respectively	325,586	325,586
Additional paid-in capital	6,564,040	6,721,535
Accumulated deficit	(6,488,710)	(6,348,849)
Total stockholders’ equity	6,367,990	5,781,637
Total liabilities and stockholders’ equity	$9,910,656	$15,429,814

See accompanying notes to unaudited condensed consolidated financial statements.

TEL-INSTRUMENT ELECTRONICS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022

Net sales	$1,565,094	$2,012,758	$4,432,024	$4,266,515
Cost of sales	1,205,610	1,459,286	2,777,990	2,877,858

Gross margin	359,484	553,472	1,654,034	1,388,657

Operating expenses:
Selling, general and administrative	521,070	479,253	1,105,928	1,036,186
Engineering, research, and development	317,715	609,636	607,155	1,131,739
Total operating expenses	838,785	1,088,889	1,713,083	2,167,925

Loss from operations	(479,301)	(535,417)	(59,049)	(779,268)

Other income (expense):
Interest income	12,320	2,137	51,609	3,123
Interest expense – judgement	(128,290)	(71,016)	(198,535)	(122,936)
Interest expense – other	(13,133)	-	(26,587)	-
Total other net (expense) income	(129,103)	(68,879)	(173,513)	(119,813)

Loss before income taxes	(608,404)	(604,296)	(232,562)	(899,081)

Income tax benefit	(173,251)	(126,928)	(92,701)	(188,844)

Net loss	(435,153)	(477,368)	(139,861)	(710,237)

Preferred dividends	(82,708)	(80,000)	(162,708)	(160,000)

Net loss attributable to common shareholders	$(517,861)	$(557,368)	$(302,569)	$(870,237)

Basic net loss per common share	$(0.16)	$(0.17)	$(0.09)	$(0.27)
Diluted net loss per common share	$(0.16)	$(0.17)	$(0.09)	$(0.27)

Weighted average shares outstanding:
Basic	3,255,887	3,255,887	3,255,887	3,255,887
Diluted	3,255,887	3,255,887	3,255,887	3,255,887

See accompanying notes to unaudited condensed consolidated financial statements.

TEL-INSTRUMENT ELECTRONICS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Three Months Ended September 30, 2023, and 2022

(Unaudited)

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Common Stock
	# of Shares Issued	Amount	# of Shares Issued	Amount	# of Shares Issued	Amount	# of Shares Issued	Amount	Additional Paid-In Capital	Accumulated Deficit	Total
Balances at July 1, 2023	500,000	$3,935,998	166,667	$1,227,367	-	-	3,255,887	$325,586	$6,644,804	$(6,053,557)	$6,080,198
8% Dividends on Preferred Stock	-	60,000	-	21,334	-	1,375	-	-	(82,709)	-	-
Issuance of Series B and Series C Preferred Stock	-	-	66,667	400,000	53,500	321,000	-	-	-	-	721,000
Stock-based compensation	-	-	-	-	-	-	-	-	1,945	-	1,945
Net loss	-	-	-	-	-	-	-	-	-	(435,153)	(435,153)
Balances at September 30, 2023	500,000	$3,995,998	233,334	$1,648,701	53,500	$322,375	3,255,887	$325,586	$6,564,040	$(6,488,710)	$6,367,990

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock
	# of Shares Issued	Amount	# of Shares Issued	Amount	# of Shares Issued	Amount	Additional Paid-In Capital	Accumulated Deficit	Total
Balances at July 1, 2022	500,000	$3,695,998	166,667	$1,147,367	3,255,887	$325,586	$6,944,588	$(6,193,173)	$5,920,366
8% Dividends on Preferred Stock	-	60,000	-	20,000	-	-	(80,000)	-	-
Stock-based compensation	-	-	-	-	-	-	6,234	-	6,234
Net loss	-	-	-	-	-	-	-	(477,368)	(477,368)
Balances at September 30, 2022	500,000	$3,755,998	166,667	$1,167,367	3,255,887	$325,586	$6,870,822	$(6,670,541)	$5,449,232

See accompanying notes to unaudited condensed consolidated financial statements.

TEL-INSTRUMENT ELECTRONICS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Six Months Ended September 30, 2023, and 2022

(Unaudited)

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Common Stock
	# of Shares Issued	Amount	# of Shares Issued	Amount	# of Shares Issued	Amount	# of Shares Issued	Amount	Additional Paid-In Capital	Accumulated Deficit	Total
Balances at April 1, 2023	500,000	$3,875,998	166,667	$1,207,367	-	-	3,255,887	$325,586	$6,721,535	$(6,348,849)	$5,781,637
8% Dividends on Preferred Stock	-	120,000	-	41,334	-	1,375	-	-	(162,709)	-	-
Issuance of Series B and C Convertible Preferred Stock	-	-	66,667	400,000	53,500	321,000	-	-	-	-	721,000
Stock-based compensation	-	-	-	-	-	-	-	-	5,214	-	5,214
Net loss	-	-	-	-	-	-	-	-	-	(139,861)	(139,861)
Balances at September 30, 2023	500,000	$3,995,998	233,334	$1,648,701	53,500	$322,375	3,255,887	$325,586	$6,564,040	$(6,488,710)	$6,367,990

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock
	# of Shares Issued	Amount	# of Shares Issued	Amount	# of Shares Issued	Amount	Additional Paid-In Capital	Accumulated Deficit	Total
Balances at April 1, 2022	500,000	$3,695,998	166,667	$1,147,367	3,255,887	$325,586	$7,018,353	$(5,960,304)	$6,227,000
8% Dividends on Preferred Stock	-	120,000	-	40,000	-	-	(160,000)	-	-
Dividend Payments	-	(60,000)	-	(20,000)	-	-	-	-	(80,000)
Stock-based compensation	-	-	-	-	-	-	12,469	-	12,469
Net loss	-	-	-	-	-	-	-	(710,237)	(710,237)
Balances at September 30, 2022	500,000	$3,755,998	166,667	$1,167,367	3,255,887	$325,586	$6,870,822	$(6,670,541)	$5,449,232

See accompanying notes to unaudited condensed consolidated financial statements.

TEL-INSTRUMENT ELECTRONICS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	September 30, 2023	September 30, 2022
Cash flows from operating activities:
Net loss	$(139,861)	$(710,237)
Adjustments to reconcile net loss used in operating activities
Deferred income taxes	(92,701)	(188,844)
Depreciation and amortization	24,325	30,910
Amortization of right of use assets	100,060	96,239
Recovery of for inventory obsolescence	(5,132)	(13,068)
Non-cash stock-based compensation	5,214	12,469
Changes in assets and liabilities:
Increase in accounts receivable	(40,945)	(386,983)
Increase in inventories	(511,589)	(100,682)
Decrease (increase) in prepaid expenses & other assets	583,951	(89,482)
Increase in accounts payable	313,639	83,181
Increase (decrease) in accrued payroll, vacation pay and payroll taxes	67,723	(117,190)
Decrease in deferred revenues	(22,158)	(64,602)
Decrease in operating lease liabilities	(100,060)	(96,239)
Decrease in other long term liabilities	(3,955)	-
(Decrease) increase in accrued legal damages	(6,360,698)	122,936
Net cash used in operating activities	(6,182,187)	(1,421,592)

Cash flows from investing activities:
Purchases of equipment	(32,352)	(11,732)
Net cash used in investing activities	(32,352)	(11,732)

Cash flows from financing activities:
Proceeds from issuance of Preferred Stock	721,000	-
Payment of dividends	-	(80,000)
Net cash provided (used in) financing activities	721,000	(80,000)

Net decrease in cash and restricted cash	(5,493,539)	(1,513,324)
Cash and restricted cash at beginning of period	5,850,481	6,960,740
Cash and restricted cash at end of period	$356,942	$5,447,416

End of period
Cash	$356,942	$3,436,366
Restricted cash	-	2,011,050
	$356,942	$5,447,416
Beginning of period
Cash	$3,839,398	$4,949,690
Restricted cash	2,011,083	2,011,050
	$5,850,481	$6,960,740
Supplemental cash flow information:
Taxes paid	$-	-
Interest paid	$26,587	$-

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

Liquidity

On September 30, 2023, the Company had positive net working capital of $3,504,945, as compared to working capital of $3,058,638 at March 31, 2023.

The Bank of America line of credit has been extended from July 30, 2023 maturity to December 31, 2023 maturity. As of September 30, 2023, the $690,000 line of credit was fully used.

On September 30, 2023, the Company had $356,942 of cash on hand.

The Company had a $6.5 million sales backlog on September 30, 2023.

The Company had recorded total damages of $6,559,233 including interest of $1,659,233 as a result of the jury verdict associated with the Aeroflex litigation as well as the Court’s decision on punitive damages. A decision on the case was rendered and released on July 21, 2023, the Kansas Appeals Court rejected each of TIC’s appeal arguments, however there will be no impact on net worth, as these damages had already been fully accrued. TIC paid the full judgement amount of $6,559,233 on September 15, 2023.

The Employee Retention Credit (ERC) is a refundable tax credit for businesses that continued to pay employees while shut down due to the COVID-19 pandemic or had significant declines in gross receipts from March 13, 2020 to December 31, 2021. Eligible employers can claim the ERC on an original or adjusted employment tax return for a period within those dates. The Company filed adjusted employment tax returns for quarters one and two of calendar year 2021, with a refund of $628,401 that was on June 1, 2023.

Moving forward, we believe that our expected cash flows from operations and fulfillment of our $6.5 million open orders will be sufficient to operate in the normal course of business for at least the next 12 months from the issuance date of these unaudited condensed consolidated financial statements.

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

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of Tel-Instrument Electronics Corp. as of September 30, 2023, the results of operations, change in stockholders’ equity and statements of cash flow for the six months ended September 30, 2023 and September 30, 2022. These results are not necessarily indicative of the results to be expected for the full year. The unaudited condensed consolidated financial statements have been prepared in accordance with the requirements of Form 10-Q and consequently do not include disclosures normally made in an Annual Report on Form 10-K. The March 31, 2023 balance sheet included herein was derived from the audited financial statements included in the Company’s Annual Report on Form 10-K as of that date. Accordingly, the unaudited condensed consolidated financial statements included herein should be reviewed in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2023, as filed with the United States Securities and Exchange Commission (the “SEC”) on June 15, 2023 (the “Annual Report”).

Inventory Reserve Policy

Inventories are stated at the lower of cost or net realizable value. Cost is determined on a first-in, first-out basis. Inventories are reviewed for obsolescence and a reserve is recorded for inventory allowances if the estimated net realizable value is less than the recorded value. The Company reviews the carrying cost of inventories by product to determine the adequacy of reserves for obsolescence. In accounting for inventories, the Company must make estimates regarding the estimated realizable value of inventory. If actual conditions are less favorable than those we have projected, we may need to increase our reserves for excess and obsolete inventories. Any increases in our reserves will adversely impact our results of operations. Such reserves are not reduced until the product is sold. If we are able to sell such inventory any related reserves would be reversed in the period of sale. In accordance with industry practice, service parts inventory is included in current assets, although service parts are carried for established requirements during the serviceable lives of the products and, therefore, not all parts are expected to be sold within one year.

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

When determining the transaction price of a contract, an adjustment is made if payment from the customer occurs either significantly before or significantly after performance, resulting in a significant financing component. Applying the practical expedient in paragraph 606-10-32-18, the Company does not assess whether a significant financing component exists if the period between when the Company performs its obligations under the contract and when the customer pays is one year or less. None of the Company’s contracts contained a significant financing component as of September 30, 2023.

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

Extended Warranties

The extended warranties sold by the Company provide a level of assurance beyond the coverage for defects that existed at the time of a sale or against certain types of covered damage with coverage terms ranging from 2 to 7 years. Amounts received for warranties are recorded as deferred revenue and recognized as revenue ratably over the respective term of the agreements. As of September 30, 2023, $229,814 is expected to be recognized from remaining performance obligations for extended warranties as compared to $296,400 at March 31, 2023. For the three and six months ended September 30, 2023, the Company recognized revenue of $32,580 and $66,586 respectively from amounts that were included in Deferred Revenue as compared to $23,862 and $47,403, respectively from amounts that were included in Deferred Revenue for the three months and six months ended September 30, 2022.

The following table provides a summary of the changes in deferred revenues for the six months ended September 30, 2023:

Deferred revenues at April 1, 2023	$296,400
Revenue recognized for the six months ended September 30, 2023	(66,586)
Deferred revenues at September 30, 2023	$229,814

Other Deferred Revenues

The Company sometimes receives payments in advance of shipment. These amounts are classified as other deferred revenues. For the periods ended September 30, 2023, and March 31, 2023, the Company has other deferred revenues of $45,028 and $600, respectively.

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

Disaggregation of revenue

In the following tables, revenue is disaggregated by revenue category.

	For the Three Months Ended September 30, 2023
	Commercial	Government
Sales Distribution
Test Units & Engineering	$77,125	$1,108,426
	$77,125	$1,108,426

The remainder of our revenues for the three months ended September 30, 2023, are derived from repairs and calibration of $298,382, replacement parts of $41,893, extended warranties of $32,580 and other revenues of $6,688. We do not disaggregate these revenue streams as they are not deemed an important element related to how management operates the business between segments.

	For the Three Months Ended September 30, 2022
	Commercial	Government
Sales Distribution
Test Units and Engineering	$93,982	$1,364,876
	$93,982	$1,364,876

The remainder of our revenues for the three months ended September 30, 2022, are derived from repairs and calibration of $460,331, replacement parts of $56,749, extended warranties of $28,862 and other revenues of $7,958. We do not disaggregate these revenue streams as they are not deemed an important element related to how management operates the business between segments.

	For the Six Months Ended September 30, 2023
	Commercial	Government
Sales Distribution
Test Units and Engineering	$486,084	$3,086,238
	$486,084	$3,086,238

The remainder of our revenues for the six months ended September 30, 2023, are derived from repairs and calibration of $640,433, replacement parts of $139,190, extended warranties of $66,585 and other revenues of $13,494. We do not disaggregate these revenue streams as they are not deemed an important element related to how management operates the business between segments.

	For the Six Months Ended September 30, 2022
	Commercial	Government
Sales Distribution
Test Units and Engineering	$201,932	$2,969,026
	$201,932	$2,969,026

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

TEL-INSTRUMENT ELECTRONICS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2 – Summary of Significant Accounting Policies (continued)

In the following table, revenue is disaggregated by geography.

	For the Three Months Ended September 30, 2023	For the Three Months Ended September 30, 2022
Geography
United States	$1,352,734	$1,601,639
International	212,360	411,119
Total	$1,565,094	$2,012,758

	For the Six Months Ended September 30, 2023	For the Six Months Ended September 30, 2022
Geography
United States	$3,616,564	$3,502,568
International	815,460	763,947
Total	$4,432,024	$4,266,515

For the three months ended September 30, 2023, two customers accounted for sales of $412,770 or 26%, and $366,127 or 23%.

For the six months ended September 30, 2023 one customer accounted for sales of $1,446,626, or 33%.

For the three months ended September 30, 2022, one customer accounted for sales of $451,853, or 22%. For the six months ended September 30, 2022, two customers accounted for sales of $1,016,194 and $585,802 or 24%, and 14% respectively.

The Company, in addition to inside sales efforts, utilizes independent sales agents to sell its products to customers. A related party independent sales agent earned $54,636 and $56,236 in commissions for the three and six months ended September 30, 2023, respectively. The sales agent earned $9,000 and $18,000 for sales and marketing assistance for the three and six months ended September 30, 2023. The same related party independent sales agent earned $16,520 and $27,680 in commissions for the three and six months ended September 30, 2022, respectively. The sales agent earned $9,000 and $18,000 for sales and marketing assistance for the three and six months ended September 30, 2022.

Long-Lived Assets

The Company assesses the recoverability of the carrying value of its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future, undiscounted cash flows expected to be generated by an asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. No impairment losses have been recognized for the three and six months ended September 30, 2023 and 2022.

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

TEL-INSTRUMENT ELECTRONICS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 3 – Accounts Receivable, net

The following table sets forth the components of accounts receivable:

	September 30, 2023	March 31, 2023
Government	$655,066	$651,370
Commercial	296,192	255,912
Less: Allowance for doubtful accounts	(9,432)	(6,401)
	$941,826	$900,881

Note 4 – Inventories, net

Inventories consist of:

	September 30, 2023	March 31, 2023

Purchased parts	$2,756,698	$2,602,447
Work-in-process	1,774,939	1,388,679
Finished Goods	26,130	55,052
Less: Inventory reserve	(454,981)	(460,113)
	$4,102,786	$3,586,065

Note 5 – Restricted Cash to Support Appeal Bond

In January 2018, the Company transferred $2,000,000 to a restricted cash account to secure a letter of credit which was used for collateral for the appeal bond (See Note 14). In September 2023, the restricted cash account funds of $2,011,083 which includes interest earned, were used to make payment towards the final judgment. At September 30, 2023, the restricted cash balance was $0.

Note 6 – Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of:

	September 30, 2023	March 31, 2023

Prepaid expenses	$186,722	$148,929
Deferred charges	27,720	24,720
Other receivables	19,228	643,976
	$233,670	$817,625

In March 2020, the Coronavirus Aid, Relief, and Economic Security Act was signed into law, providing numerous tax provisions and other stimulus measures, including the Employee Retention Tax Credit (“ERTC”): a refundable tax credit against certain employment taxes. The Taxpayer Certainty and Disaster Tax Relief Act of 2020 and the American Rescue Plan Act of 2021 extended and expanded the availability of the ERTC. We qualified for the ERTC in the first two quarters of 2021. During year ended March 31, 2023, we recorded an aggregate benefit of $628,401 in our consolidated financial statements and the receivable for the ERTC benefit as of March 31, 2023 is in other current assets, which was received on June 1, 2023.

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

As of September 30, 2023, and March 31, 2023, the outstanding balances were $690,000, respectively. The interest rate on September 30, 2023, was 9.15%.

Bank of America renewed the Company’s line of credit with a maturity date of July 30, 2023 and has extended the maturity date to December 31, 2023. The annual interest rate was amended as part of the renewal agreement. Effective October 12, 2023, interest on any outstanding balance is payable monthly at an annual interest rate equal to the sum of the greater of the BSBY daily float or 1.25% plus 4.62 percentage points.

Note 8 – Right of Use Assets and Operating Lease Liability

The Company leases its facility in East Rutherford, NJ with monthly payments of $21,237 until August 2025. Thereafter, monthly payments are $23,083 for the balance of the 8 year lease agreement expiring August 2029.

The Company's leases generally do not provide an implicit rate, and therefore the Company uses its incremental borrowing rate as the discount rate when measuring operating lease liabilities. The incremental borrowing rate represents an estimate of the interest rate the Company would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of a lease. The Company estimated its incremental borrowing rate based on its credit quality, line of credit agreement and by comparing interest rates available in the market for similar borrowings. The Company used a discount rate of 3.90% for both September 30, 2023 and March 31,2023. The weighted average remaining lease term is 5.92 years.

Right to use assets is summarized below:

	September 30, 2023	March 31, 2023
Right to use asset	$1,830,857	$1,830,857
Less: Accumulated amortization	(404,366)	(304,306)
Right to use assets, net	$1,426,491	$1,526,551

The following table reconciles the undiscounted future minimum lease payments (displayed by year and in the aggregate) under non-cancelable operating leases with terms of more than one year to the total lease liabilities recognized on the unaudited condensed consolidated balance sheet as of September 30, 2023:

Remaining payments in fiscal 2024	$127,420
2025	254,840
2026	267,767
2027	277,000
2028	277,000
Thereafter	392,417
Total undiscounted future minimum lease payments	1,596,444
Less: Difference between undiscounted lease payments and discounted lease liabilities	(169,953)
Present value of net minimum lease payments	1,426,491
Less current portion	(206,060)
Operating lease liabilities – long-term	$1,220,431

Total rent expense for the three and six months ended September 30, 2023, was $102,923 and $205,734, respectively, as compared to $104,595 and $208,503 for the three and six months ended September 30, 2022, respectively.

TEL-INSTRUMENT ELECTRONICS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 9 – Stockholder’s Equity

Series B 8% Convertible Preferred Stock

In September 2023, the Company entered into a definitive subscription agreement pursuant to which an accredited investor purchased 66,667 shares of the Company’s Series B Preferred Stock (the “Series B Preferred”) for $400,000. These funds were used for working capital purposes to support the orders received and expected in the near term.

The shares of Series B Preferred to have a stated value of $6.00 per share (the “Series B Stated Value”) and are convertible into Common Stock at a price of $2.00 per share. The holder of shares of the Series B Preferred shall be entitled to receive dividends out of any assets legally available, to the extent permitted by New Jersey law, at an annual rate equal to 8% of the Series B Stated Value of such shares of Series B Preferred, calculated on the basis of a 360 day year, consisting of twelve 30-day months, and shall accrue from the date of issuance of such shares of Series B Preferred, payable quarterly in cash. Any unpaid dividends shall accrue at the same rate. To the extent not paid on the last day of March, June, September and December of each calendar year, all dividends on any share of Series B Preferred shall accumulate whether or not declared by the Board and shall remain accumulated dividends until paid. As of September 30, 2023, the Company recognized $1,334 for dividends, which have not been paid.

Series C 8% Convertible Preferred Stock

In September 2023, the Company entered into a definitive subscription agreement pursuant to which two accredited investors purchased 53,500 shares of the Company’s Series C Preferred Stock (the “Series C Preferred”) in total for $321,000. These funds were used for working capital purposes to support the orders received and expected in the near term (one accredited investor is a member of the Board of Directors who invested $171,000 and the other accredited investor is a related party who invested $150,000).

The shares of Series C Preferred to have a stated value of $6.00 per share (the “Series C Stated Value”) and are convertible into Common Stock at a price of $2.00 per share. The holder of shares of the Series C Preferred shall be entitled to receive dividends out of any assets legally available, to the extent permitted by New Jersey law, at an annual rate equal to 8% of the Series C Stated Value of such shares of Series C Preferred, calculated on the basis of a 360 day year, consisting of twelve 30-day months, and shall accrue from the date of issuance of such shares of Series c Preferred, payable quarterly in cash. Any unpaid dividends shall accrue at the same rate. To the extent not paid on the last day of March, June, September and December of each calendar year, all dividends on any share of Series C Preferred shall accumulate whether or not declared by the Board and shall remain accumulated dividends until paid. As of September 30, 2023, the Company recognized $1,375 for dividends, which have not been paid.

Note 10 – Stock Options Plans

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

TEL-INSTRUMENT ELECTRONICS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 10 – Stock Options Plans (continued)

A summary of the status of the Company’s stock option plans for the fiscal year ended March 31, 2023, and year to date September 30, 2023, and changes during the year are presented below (in number of options):

	Number of Options	Average Exercise Price	Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding options at April 1, 2023	99,000	$3.13	1.78 years	$-
Options granted	-	$-
Options exercised	-	$-
Options canceled/forfeited	-	$-

Outstanding options at September 30, 2023	99,000	$3.13	1.28 years	$-
Vested Options:
September 30, 2023:	75,600	$3.17	0.8 years	$-

Remaining options available for grant were 151,000 as of September 30, 2023.

At September 30, 2023, the unamortized compensation expense for stock options was $12,451. Unamortized compensation expense is expected to be recognized over a weighted-average period of approximately 2.61 years.

For the three months ended September 30, 2023, the Company recorded stock compensation costs of $1,943, as compared to $6,234 for the three months ended September 30, 2022. The Company recorded stock compensation costs of $5,214 as compared to $12,469 for the six months ended September 30, 2022.

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

The tax effect of temporary differences, primarily net operating loss carryforwards, asset reserves and accrued liabilities, gave rise to the Company’s deferred tax asset. Deferred income taxes are recognized for the tax consequence of such temporary differences at the enacted tax rate expected to be in effect when the differences reverse. The Company had approximately $2.7 million in deferred tax assets at September 30, 2023 and approximately $2.6 million in deferred tax assets at March 31, 2023. The Company recognizes the impact of an uncertain income tax position taken on its income tax return at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority.

TEL-INSTRUMENT ELECTRONICS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 12 – Net loss per Share

Net loss per share has been computed according to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC 260”), “Earnings per Share,” which requires a dual presentation of basic and diluted income per share (“EPS”). Basic EPS represents net income (loss) divided by the weighted average number of common shares outstanding during a reporting period. Diluted EPS to common stockholders reflects the potential dilution that could occur if securities, including preferred stock and options, were converted into common stock. The dilutive effect of outstanding options is reflected in earnings per share by use of the treasury stock method. The dilutive effect of preferred stock is reflected in earnings per share by use of the if-converted method. In applying the treasury stock method for stock-based compensation arrangements, the assumed proceeds are computed as the sum of the amount the employee must pay upon exercise and the amounts of average unrecognized compensation. For the three and six months ended September 30, 2023 and 2022, since the Company has a net loss, the effect of common stock equivalents is anti-dilutive, and as such, common stock equivalents have been excluded from this calculation.

	Three Months Ended	Three Months Ended
	September 30, 2023	September 30, 2022
Basic net loss per share computation:
Net loss	$(435,153)	$(477,368)
Less: Preferred dividends	(82,708)	(80,000)
Net loss attributable to common shareholders	(517,861)	(557,368)
Weighted-average common shares outstanding	3,255,887	3,255,887
Basic net loss per share	$(0.16)	$(0.17)
Diluted net loss per share computation
Net loss attributable to common shareholders	$(517,861)	$(557,368)
Add: Preferred dividends	-	-
Diluted net loss attributable to common shareholders	$(517,861)	$(557,368)
Weighted-average common shares outstanding	3,255,887	3,255,887
Incremental shares attributable to the assumed conversion of preferred stock	-	-
Total adjusted weighted-average shares	3,255,887	3,255,887
Diluted net loss per share	$(0.16)	$(0.17)

	Six Months Ended	Six Months Ended
	September 30, 2023	September 30, 2022
Basic net loss per share computation:
Net loss	$(139,861)	$(710,237)
Less: Preferred dividends	(162,708)	(160,000)
Net loss attributable to common shareholders	(302,569)	(870,237)
Weighted-average common shares outstanding	3,255,887	3,255,887
Basic net loss per share	$(0.09)	$(0.27)
Diluted net loss per share computation
Net loss attributable to common shareholders	$(302,569)	$(870,237)
Add: Preferred dividends	-	-
Net loss attributable to common shareholders	$(302,569)	$(870,237)
Weighted-average common shares outstanding	3,255,887	3,255,887
Incremental shares attributable to the assumed conversion of preferred stock	-	-
Total adjusted weighted-average shares	3,255,887	3,255,887
Diluted net loss per share	$(0.09)	$(0.27)

TEL-INSTRUMENT ELECTRONICS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 12 – Net loss per Share (continued)

The following table summarizes securities that, if exercised, would have an anti-dilutive effect on earnings per share for the three months ended:

	September 30, 2023	September 30, 2022
Convertible preferred stock	2,151,611	1,869,778
Stock options	99,000	111,500
	2,250,611	1,981,278

The following table summarizes securities that, if exercised, would have an anti-dilutive effect on earnings per share for the six months ended:

	September 30, 2023	September 30, 2022
Convertible preferred stock	2,151,611	1,869,778
Stock options	99,000	111,500
	2,250,611	1,981,278

Note 13 – Segment Information

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

The tables below present information about reportable segments within the avionics business for the three and six months ended September 30, 2023, and 2022:

Three Months Ended September 30, 2023	Avionics Government	Avionics Commercial	Avionics Total	Corporate Items	Total
Net sales	$1,108,425	$456,669	$1,565,094	$-	$1,565,094
Cost of sales	773,358	432,252	1,205,610	-	1,205,610
Gross margin	335,067	24,417	359,484	-	359,484

Total expenses			512,603	455,285	967,888
Loss before income taxes			$(153,119)	$(455,285)	$(608,404)

TEL-INSTRUMENT ELECTRONICS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 13 – Segment Information (continued)

Three Months Ended September 30, 2022	Avionics Government	Avionics Commercial	Avionics Total	Corporate Items	Total
Net sales	$1,364,876	$647,882	$2,012,758	$-	$2,012,758
Cost of sales	966,980	492,306	1,459,286	-	1,459,286
Gross margin	397,896	155,576	553,472	-	553,472

Total expenses			775,789	381,979	1,157,768
Loss before income taxes			$(222,317)	$(381,979)	$(604,296)

Six Months Ended September 30, 2023	Avionics Government	Avionics Commercial	Avionics Total	Corporate Items	Total
Net sales	$3,086,237	$1,345,787	$4,432,024	$-	$4,432,024
Cost of sales	1,759,396	1,018,594	2,777,990	-	2,777,990
Gross margin	1,326,841	327,193	1,654,034	-	1,654,034

Total expenses			991,950	894,646	1,886,596
Income (loss) before income taxes			$662,084	$(894,646)	$(232,562)

Six Months Ended September 30, 2022	Avionics Government	Avionics Commercial	Avionics Total	Corporate Items	Total
Net sales	$2,969,026	$1,297,489	$4,266,515	$-	$4,266,515
Cost of sales	1,929,216	948,642	2,877,858	-	2,877,858
Gross margin	1,039,810	348,847	1,388,657	-	1,388,657

Total expenses			1,470,742	816,996	2,287,738
Loss before income taxes			$(82,085)	$(816,996)	$(899,081)

Note 14 – Litigation

Currently, we are not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of executive officers of our Company, threatened against or affecting our Company, or our common stock in which an adverse decision could have a material effect.

The Aeroflex litigation did not result in a favorable outcome for the Company, despite our belief that we committed no wrongdoing. We have paid the $6.6 million judgment in full and there are no outstanding obligations related to the Aeroflex litigation. The jury found no misappropriation of Aeroflex trade secrets but found that the Company tortiously interfered with a prospective business opportunity and awarded damages. The jury also found that TIC tortiously interfered with Aeroflex’s non-disclosure agreements with two former Aeroflex employees, and that the former Aeroflex employees breached their non-disclosure agreements with Aeroflex. Upon appeal, a decision on the case was rendered and released on July 21, 2023, the Kansas Appeals Court rejected each of TIC’s appeal arguments. TIC paid the full judgement amount of $6,559,233 on September 15, 2023, including interest of $1,659,233.

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

Overview

The Company reported net sales of $1,565,094 and $4,432,024 for the three and six months ended September 30, 2023. This compared to net sales of $2,012,758 and $4,266,515 for the same three and six-month period in the prior fiscal year. The decline in sales for the quarter ending September 30, 2023 was caused by supply chain procurement issues and a delay by an outside contractor in porting code for a new display on a large government order. This work has now been completed and the units will ship in the third quarter of fiscal 2024. Long supplier lead lines for certain high demand chips have been unprecedented, preventing the timely production of finished units being shipped to customers. The supply chain situation is gradually improving, and TIC has received sufficient parts to resume normal production operations starting in third quarter of the current fiscal year.

Gross margin for the current quarter was $359,484 (23%) and $1,654,034 (37%) for the six months ended September 30, 2023 as compared to $553,472 (27%) and $1,388,657 (33%) for the same periods in the prior year, respectively. This was primarily attributable to fixed production costs being spread over decreased volumes as production is ramped up with manufacturing components being delivered by our suppliers to coincide with open order deadlines. This is a result of placing supplier orders further out to manage the long delivery dates for the three months ended September 30, 2023. The increase in the six months ended September 30, 2023 as compared to September 30, 2022 is primarily due to revenue from the Navy Craft project which has a high margin.

Net loss was $435,153 and $139,860 for the three and six months ended September 30, 2023, as compared to a loss of $477,368 and 710,237 for the same periods in the prior year, respectively.

Backlog orders on September 30, 2023, were $6.5 million compared to $6.5 million as of March 31, 2023.

Overview (continued)

The Company continues to pursue opportunities in the domestic and international market for our Mode 5 test sets. The international market has been slow over the last year due in part to the recent strength of the dollar. We are still expecting a large follow-on order from the German government this year. We continue to receive orders from the U.S. Government and the F-35 program for our AN/USM-708 and 719 (“CRAFT”) Mode 5 test sets. Our expectation is that orders and back-log will improve this fiscal year as the SDR-OMNI test set gains traction in the marketplace. We also received a $875,000 contract from the U.S. Army in July 2023 to update the TS-4530A software and add new capabilities. The software work has been completed and we expect to invoice this amount by year-end, although this is contingent upon securing prompt approval from a government certification body.

TIC is also exploring new avenues to broaden its product portfolio including designing a high frequency test set for the Lockheed Martin F-35 program. This contract takes advantage of our expertise in RF technology. This is a completely new market for TIC as it involves high frequency communication signals. TIC has successfully completed the engineering portion of the program and recently provided a quote for production units with a value of $1.5 million. TIC is currently in contract negotiations with the customer. TIC will continue to explore funded engineering programs of this nature as this is high margin business that helps diversify and expand our product portfolio.

The main focus area for the Company is moving into the military avionic and secure communications testing. The key for long-term sustained growth will be to supplement our strong position in military Mode 5 transponder testing with dominant product offerings in the much larger commercial and military communications and navigation test set market. TIC has spent several years and millions of dollars in developing our ground-breaking SDR-OMNI product which is meant to address both the commercial market for transponder and navigation test sets as well as competing in the military secure comm test set market. The SDR/OMNI supports a wide frequency range to accommodate new commercial and military waveforms in an industry leading 4.5-pound package. This is approximately half the weight of competitive test sets. It is also the only new multi-purpose test set which meets the Class 1 military environmental specifications. It utilizes the latest touch screen technology and has the capability to replace all TIC commercial test sets and military flight-line test sets with one handheld product. The Company started initial production deliveries during December 2022 and has sold over $675,000 of SDR/OMNI test sets as of September 30, 2023. There are several companies competing in this market space, but we believe that our SDR/OMNI design will be extremely competitive, particularly for military applications.

Currently, we are not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of executive officers of our Company, threatened against or affecting our Company, or our common stock in which an adverse decision could have a material effect.

As previously disclosed, the Aeroflex litigation (see Note 14 to the Unaudited Condensed Consolidated Financial Statements) did not result in a favorable outcome for the Company, despite our belief that we committed no wrongdoing. We have paid the $6.6 million judgment in full and there are no outstanding obligations related to the Aeroflex litigation. The jury found no misappropriation of Aeroflex trade secrets but found that the Company tortiously interfered with a prospective business opportunity and awarded damages. The jury also found that TIC tortiously interfered with Aeroflex’s non-disclosure agreements with two former Aeroflex employees, and that the former Aeroflex employees breached their non-disclosure agreements with Aeroflex. Upon appeal, a decision on the case was rendered and released on July 21, 2023. The Kansas Appeals Court rejected each of TIC’s appeal arguments and the judgment required the Company to pay Aeroflex $6.6 million. The loss of the appeal is very disappointing to the Company, however there will be no impact on our net worth, as these damages had already been fully accrued. TIC paid the full judgement amount and has been fully satisfied as of September 15, 2023.

Results of Operations

Sales

Net sales were $1,565,094 and $4,432,024 for the three months and six months ended September 30, 2023, as compared to $2,012,758 and $4,266,515 for the same three and six month periods in the prior fiscal year. The decrease in sales of $447,664 (22.2%) for the quarter ended September 2023 compared to the prior year for the same period was caused by supply chain procurement issues and a delay by an outside contractor in porting code to for a new display on a large government order. This work has now been completed and the units will ship in the quarter of fiscal year 2024. The $165,509 increase for the six months as compared to prior year is due to revenues from the Navy ECP contract offset by other product sales decreases. Long supplier lead lines for certain high demand chips have been unprecedented, preventing the timely production of finished units being shipped to customers. The supply chain situation is gradually improving, and TIC has received sufficient parts to resume normal production operations starting in third quarter of the current fiscal year.

Gross Margin

For the three months ended September 30, 2023, total gross margin decreased $193,988 (35%) to $359,484 as compared to $553,472 for the three months ended September 30, 2022. For the six ended September 30, 2023, total gross margin increased $265,377 (19%) to $1,654,034 as compared to $1,388,657 for the six months ended September 30, 2022.

The gross margin percentage for the three months ended September 30, 2023, was 23% as compared to 27% for the three months ended September 30, 2022. The margin decline was primarily attributable to fixed production costs being spread over decreased volumes as production is ramped up with manufacturing components being delivered by our suppliers to coincide with open order deadlines.

The six months September 30, 2023, was 37% as compared to 33% for the same period in the prior year. The margin increase is a result of a blend of higher margin revenue including the Navy ECP contract.

Operating Expenses

Selling, general and administrative expenses increased $41,817 (9%) to $521,070 and $69,742 (7%) to $1,105,928 for the three and six months ended September 30, 2023, as compared to $479,253 and $1,036,186, respectively for the three and six months ended September 30, 2022. The three and six months increases of $41,818 and $69,742, respectively are a result of marketing documentation for our new SDR-OMNI test set, the resumption of travel and trade show participation.

Engineering, research, and development expenses decreased $291,921 (48%) to $317,715 and $524,584 (46%) to $607,155 for the three and six months ended September 30, 2023, as compared to $609,636 and $1,131,739 for the three and six months ended September 30, 2022, respectively. Total engineering expense decreased primarily as a result of the Navy ECP Contract non-recurring engineering expenditures (“NRE”) which are reimbursed and reduced engineering costs in the current quarter by $248,941 with the balance of the decrease a result of cost efficiencies.

Income (loss) from Operations

As a result of the above, the Company recorded a loss from operations of $479,301 and $59,049 for the three and six months ended September 30, 2023, as compared to a loss from operations of $535,417 and $779,268 for the three and six months ended September 30, 2022.

Other Expense, Net

For the three and six months ended September 30, 2023, total other net expense was $129,103 and $173,513 as compared to other net expense of $68,879 and $119,813 for the three and six months ended September 30, 2022, this is primarily a result of $198,535 interest related to the judgement for the six months ended September 30, 2023 and bank line of credit increased interest rates.

Loss before Income Taxes

The Company recorded a net loss before taxes of $608,404 and $232,562 for the three and six months ended September 30, 2023, as compared to net loss before taxes of $604,296 and $899,081 for the three and six months ended September 30, 2022.

Income Tax Benefit

For the three and six months ended September 30, 2023, the Company recorded income tax benefits of $173,251 and $92,701, and related increase in its deferred tax asset, as a result of the Company’s net loss respectively, as compared to income tax benefits of $126,928 and $188,844 for the three and six months ended September 30, 2022, respectively.

Net Loss

The Company recorded net loss of $435,153 and $139,861 for the three and six months ended September 30, 2023, as compared to net loss of $477,368 and $710,237 for the three and six months ended September 30, 2022.

Liquidity and Capital Resources

At September 30, 2023, the Company had net working capital of $3,504,945, as compared to $3,058,638 at March 31, 2023. The Company had approximately $357,000 of cash on hand at September 30, 2023 and approximately $5,850,000 at March 31, 2023.

The Company’s principal sources, and uses of funds were as follows:

Cash used in operating activities. For the six months ended September 30, 2023, $6,182,187 in cash from operations was used as compared to the six months ended September 30, 2022, the Company used $1,421,592. This decrease in cash used from operations is attributable to both operating losses and the settlement of the Aeroflex judgement of $6,559,233.

Cash used in investing activities. For the six months ended September 30, 2023, the Company used $32,352 for purchases of equipment as compared to the six months ended September 30, 2022, the Company used $11,732.

Cash provided by (used in) financing activities. For the six months ended September 30, 2023, the Company provided $721,000 from financing activities as compared to using $80,000 for the six months ended September 30, 2022. This increase is due to proceeds received from issuance of Series B and C Convertible Preferred Stock.

The Bank of America line of credit has been extended from July 30, 2023 maturity to December 31, 2023 maturity. As of September 30, 2023, the $690,000 line of credit was fully used.

A decision on the Aeroflex case was rendered and released on July 21, 2023, the Kansas Appeals Court rejected each of TIC’s appeal arguments. The loss of the appeal is very disappointing to the Company, however there will be no impact on net worth, as these damages have already been fully accrued. TIC paid the full judgement amount and has been fully satisfied as of September 15, 2023.

The Company has recorded total damages of $6,559,233 including interest of $1,659,233, as a result of the jury verdict associated with the Aeroflex litigation as well as the Court’s decision on punitive damages.

Moving forward, we believe that our expected cash flows from increased operations and increased accounts receivable payments will be sufficient to operate in the normal course of business for at least the next 12 months from the issuance date of these unaudited condensed financial statements.

Currently, the Company has no material future capital expenditure requirements.

These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on For 10-K for the fiscal year ended March 31, 2023, filed with the SEC on June 15, 2023 (the “Annual Report”).

Off-Balance Sheet Arrangements

As of September 30, 2023, the Company had no off-balance sheet arrangements.

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

(b) Changes in Internal Control over Financial Reporting

The Company, including its chief executive officer and chief financial officer, reviewed the Company’s internal control over financial reporting, pursuant to Rule 13(a)-15(e) under the Exchange Act and concluded that there was no change in the Company’s internal control over financial reporting during the Company’s most recently completed fiscal quarter during the period ended September 30, 2023 or subsequent to the date the Company completed its evaluation that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

Currently, we are not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of executive officers of our Company, threatened against or affecting our Company, or our common stock in which an adverse decision could have a material effect.

As previously disclosed, the Aeroflex litigation (see Note 14 to the Unaudited Condensed Consolidated Financial Statements) did not result in a favorable outcome for the Company, despite our belief that we committed no wrongdoing. We have paid the $6.4 million judgment in full and there are no outstanding obligations related to the Aeroflex litigation. The jury found no misappropriation of Aeroflex trade secrets but found that the Company tortiously interfered with a prospective business opportunity and awarded damages. The jury also found that TIC tortiously interfered with Aeroflex’s non-disclosure agreements with two former Aeroflex employees, and that the former Aeroflex employees breached their non-disclosure agreements with Aeroflex. Upon appeal, a decision on the case was rendered and released on July 21, 2023. The Kansas Appeals Court rejected each of TIC’s appeal arguments and the judgment required the Company to pay Aeroflex $6.4 million. The loss of the appeal is very disappointing to the Company, however there will be no impact on net worth, as these damages had already been fully accrued.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended September 30, 2023, other than as previously disclosed in a Current Report on Form 8-K, we did not issue any securities that were not registered under the Securities Act. .

Item 3. Defaults upon Senior Securities.

There has been no default in the payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company during the quarter ending September 30, 2023.

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

TEL-INSTRUMENT ELECTRONICS CORP.

Date: November 14, 2023	By:	/s/ Jeffrey C. O’Hara
	Name:	Jeffrey C. O’Hara
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2023	By:	/s/ Pauline Romeo
	Name:	Pauline Romeo
	Title:	Chief Accounting Officer (Principal Financial and Accounting Officer)