Form 10-Q
period 2023-12-31
TEL INSTRUMENT ELECTRONICS CORP
filed 2024-02-13
CIK 96885

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2023

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

As of February 12, 2024, there were 3,255,887 shares outstanding of the registrant’s common stock.

TEL-INSTRUMENT ELECTRONICS CORP.

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements.

TEL-INSTRUMENT ELECTRONICS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2023	March 31, 2023
	(unaudited)
ASSETS

Current assets:
Cash	$220,791	$3,839,398
Accounts receivable, net	1,176,203	900,881
Inventories, net	4,319,840	3,586,065
Restricted cash to support appeal bond	-	2,011,083
Prepaid expenses and other current assets	243,907	817,625
Total current assets	5,960,741	11,155,052

Equipment and leasehold improvements, net	83,495	85,167
Operating lease right-of-use assets	1,375,726	1,526,551
Deferred tax asset, net	2,630,274	2,627,935
Other long-term assets	35,109	35,109
Total assets	$10,085,345	$15,429,814

LIABILITIES & STOCKHOLDERS’ EQUITY

Current liabilities:
Line of credit	$690,000	$690,000
Operating lease liabilities – current portion	208,076	202,087
Accounts payable	804,363	322,582
Deferred revenues - current portion	82,797	123,117
Accrued expenses ‐vacation pay, payroll and payroll withholdings	230,992	240,034
Accrued legal damages	-	6,360,698
Accrued expenses - other	220,808	157,896
Total current liabilities	2,237,036	8,096,414

Operating lease liabilities – long-term	1,167,650	1,324,464
Other long term liabilities	48,140	53,416
Deferred revenues – long-term	128,778	173,883

Total liabilities	3,581,604	9,648,177

Commitments and contingencies

Stockholders’ equity:
Preferred stock, 1,000,000 shares authorized, par value $0.10 per share
Preferred stock, 500,000 shares 8% Cumulative Series A Convertible Preferred authorized, issued, and outstanding, respectively par value $0.10 per share	4,055,998	3,875,998
Preferred stock, 320,000 shares 8% Cumulative Series B Convertible Preferred authorized; 233,334 and 166,667 issued, and outstanding, par value $0.1 per share	1,676,701	1,207,367
Preferred stock, 166,667 shares 8% Cumulative Series C Convertible Preferred authorized; 53,500 and 0 issued, and outstanding, par value $0.10 per share	328,795	-
Common stock, 7,000,000 shares authorized, par value $0.10 per share, 3,255,887 and 3,255,887 shares issued and outstanding, respectively	325,586	325,586
Additional paid-in capital	6,471,562	6,721,535
Accumulated deficit	(6,354,901)	(6,348,849)
Total stockholders’ equity	6,503,741	5,781,637
Total liabilities and stockholders’ equity	$10,085,345	$15,429,814

See accompanying notes to unaudited condensed consolidated financial statements.

TEL-INSTRUMENT ELECTRONICS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022

Net sales	$2,403,099	$2,328,254	$6,835,123	$6,594,768
Cost of sales	1,434,981	1,434,547	4,212,971	4,312,405

Gross margin	968,118	893,707	2,622,152	2,282,363

Operating expenses:
Selling, general and administrative	414,458	588,937	1,520,386	1,625,123
Engineering, research, and development	306,546	370,795	913,701	1,502,534
Total operating expenses	721,004	959,732	2,434,087	3,127,657

Income (loss) from operations	247,114	(66,025)	188,065	(845,294)

Other income (expense):
Interest income	35	5,665	50,642	8,782
Income other		628,400	1,000	628,406
Interest expense – judgement	-	(71,017)	(198,535)	(193,953)
Interest expense	(22,976)	-	(49,561)	-
Total other net (expense) income	(22,941)	563,048	(196,454)	443,235

Income (loss) before income taxes	224,173	497,023	(8,389)	(402,059)

Income tax expense (benefit)	90,364	104,396	(2,337)	(84,449)

Net income (loss) income	133,809	392,627	(6,052)	(317,610)

Preferred dividends	(94,420)	(80,000)	(257,128)	(240,000)

Net income (loss) attributable to common shareholders	$39,389	$312,627	$(263,180)	$(557,610)

Basic net income (loss) per common share	$0.01	$0.10	$(0.08)	$(0.17)
Diluted net income (loss) per common share	$0.02	$0.08	$(0.08)	$(0.17)

Weighted average shares outstanding:
Basic	3,255,887	3,255,887	3,255,887	3,255,887
Diluted	5,610,634	5,155,665	3,255,887	3,255,887

See accompanying notes to unaudited condensed consolidated financial statements.

TEL-INSTRUMENT ELECTRONICS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Three Months Ended December 31, 2023, and 2022

(Unaudited)

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Common Stock
	# of Shares Issued	Amount	# of Shares Issued	Amount	# of Shares Issued	Amount	# of Shares Issued	Amount	Additional Paid-In Capital	Accumulated Deficit	Total
Balances at October 1, 2023	500,000	$3,995,998	233,334	$1,648,701	53,500	$322,375	3,255,887	$325,586	$6,564,040	$(6,488,710)	$6,367,990
8% Dividends on Preferred Stock	-	60,000	-	28,000	-	6,420	-	-	(94,420)	-	-
Stock-based compensation	-	-	-	-	-	-	-	-	1,942	-	1,942
Net income	-	-	-	-	-	-	-	-	-	133,809	133,809
Balances at December 31, 2023	500,000	$4,055,998	233,334	$1,676,701	53,500	$328,795	3,255,887	$325,586	$6,471,562	$(6,354,901)	$6,503,741

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock
	# of Shares Issued	Amount	# of Shares Issued	Amount	# of Shares Issued	Amount	Additional Paid-In Capital	Accumulated Deficit	Total
Balances at October 1, 2022	500,000	$3,755,998	166,667	$1,167,367	3,255,887	$325,586	$6,870,822	$(6,670,541)	$5,449,232
8% Dividends on Preferred Stock	-	60,000	-	20,000	-	-	(80,000)	-	-
Stock-based compensation	-	-	-	-	-	-	6,234	-	6,234
Net income	-	-	-	-	-	-	-	392,627	392,627
Balances at December 31, 2022	500,000	$3,815,998	166,667	$1,187,367	3,255,887	$325,586	$6,797,056	$(6,277,914)	$5,848,093

See accompanying notes to unaudited condensed consolidated financial statements.

TEL-INSTRUMENT ELECTRONICS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Nine Months Ended December 31, 2023, and 2022

(Unaudited)

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Common Stock
	# of Shares Issued	Amount	# of Shares Issued	Amount	# of Shares Issued	Amount	# of Shares Issued	Amount	Additional Paid-In Capital	Accumulated Deficit	Total
Balances at April 1, 2023	500,000	$3,875,998	166,667	$1,207,367	-	-	3,255,887	$325,586	$6,721,535	$(6,348,849)	$5,781,637
8% Dividends on Preferred Stock	-	180,000	-	69,334	-	7,795	-	-	(257,129)	-	-
Issuance of Series B and C Convertible Preferred Stock	-	-	66,667	400,000	53,500	321,000	-	-	-	-	721,000
Stock-based compensation	-	-	-	-	-	-	-	-	7,156	-	7,156
Net loss	-	-	-	-	-	-	-	-	-	(6,052)	(6,052)
Balances at December 31, 2023	500,000	$4,055,998	233,334	$1,676,701	53,500	$328,795	3,255,887	$325,586	$6,471,562	$(6,354,901)	$6,503,741

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock
	# of Shares Issued	Amount	# of Shares Issued	Amount	# of Shares Issued	Amount	Additional Paid-In Capital	Accumulated Deficit	Total
Balances at April 1, 2022	500,000	$3,695,998	166,667	$1,147,367	3,255,887	$325,586	$7,018,353	$(5,960,304)	$6,227,000
8% Dividends on Preferred Stock	-	180,000	-	60,000	-	-	(240,000)	-	-
Dividend Payments	-	(60,000)	-	(20,000)	-	-	-	-	(80,000)
Stock-based compensation	-	-	-	-	-	-	18,703	-	18,703
Net loss	-	-	-	-	-	-	-	(317,610)	(317,610)
Balances at December 31, 2022	500,000	$3,815,998	166,667	$1,187,367	3,255,887	$325,586	$6,797,056	$(6,277,914)	$5,848,093

See accompanying notes to unaudited condensed consolidated financial statements.

TEL-INSTRUMENT ELECTRONICS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	December 31, 2023	December 31, 2022
Cash flows from operating activities:
Net loss	$(6,052)	$(317,610)
Adjustments to reconcile net loss used in operating activities
Deferred income taxes	(2,339)	(84,449)
Depreciation and amortization	35,522	39,553
Amortization of right of use assets	150,825	145,544
Recovery of for inventory obsolescence	(5,133)	(8,068)
Non-cash stock-based compensation	7,156	18,703
Changes in assets and liabilities:
Increase in accounts receivable	(275,322)	(221,313)
Increase in inventories	(728,642)	(482,594)
Decrease (increase) in prepaid expenses & other assets	573,718	(723,572)
Increase in accounts payable and other accrued liabilities	544,693	252,887
Decrease in accrued payroll, vacation pay and payroll taxes	(9,042)	(193,077)
Decrease in deferred revenues	(85,425)	(45,420)
Decrease in operating lease liabilities	(150,825)	(145,544)
Decrease in other long term liabilities	(5,276)	-
(Decrease) increase in accrued legal damages	(6,360,698)	193,953
Net cash used in operating activities	(6,316,840)	(1,571,007)

Cash flows from investing activities:
Purchases of equipment	(33,850)	(6,136)
Net cash used in investing activities	(33,850)	(6,136)

Cash flows from financing activities:
Proceeds from issuance of Preferred Stock	721,000	-
Payment of dividends	-	(80,000)
Net cash provided (used in) financing activities	721,000	(80,000)

Net decrease in cash and restricted cash	(5,629,690)	(1,657,143)
Cash and restricted cash at beginning of period	5,850,481	6,960,740
Cash and restricted cash at end of period	$220,791	$5,303,597

End of period
Cash	$220,791	$3,292,547
Restricted cash	-	2,011,050
	$220,791	$5,303,597
Beginning of period
Cash	$3,839,398	$4,949,690
Restricted cash	2,011,083	2,011,050
	$5,850,481	$6,960,740
Supplemental cash flow information:
Taxes paid	$-	-
Interest paid	$40,523	$-
Disposal of Equipment and leasehold improvements	$27,272	$-

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

The Company is publicly traded and was quoted on the Over the Counter Marketplace (“OTCQB”) under the symbol “TIKK.”

Liquidity

On December 31, 2023, the Company had positive net working capital of $3,723,705, as compared to working capital of $3,058,638 at March 31, 2023.

The Bank of America line of credit has been extended from December 31, 2023 maturity to June 30, 2024 maturity. As of December 31, 2023, the $690,000 line of credit was fully used.

On December 31, 2023, the Company had $220,791 of cash on hand.

The Company had a $6 million sales backlog on December 31, 2023.

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

The Employee Retention Credit (ERC) is a refundable tax credit for businesses that continued to pay employees while shut down due to the COVID-19 pandemic or had significant declines in gross receipts from March 13, 2020 to December 31, 2021. Eligible employers can claim the ERC on an original or adjusted employment tax return for a period within those dates. The Company filed adjusted employment tax returns for quarters one and two of calendar year 2021, and $628,401 of income was recognized during the nine month period ended December 2022. The refund of $628,401 was received on June 1, 2023.

Moving forward, we believe that our expected cash flows from operations and fulfillment of our $6 million open orders will be sufficient to operate in the normal course of business for at least the next 12 months from the issuance date of these unaudited condensed consolidated financial statements.

Currently, the Company has no material future capital expenditure requirements.

TEL-INSTRUMENT ELECTRONICS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of Tel-Instrument Electronics Corp. as of December 31, 2023, the results of operations, change in stockholders’ equity and statements of cash flow for the nine months ended December 31, 2023 and December 31, 2022. These results are not necessarily indicative of the results to be expected for the full year. The unaudited condensed consolidated financial statements have been prepared in accordance with the requirements of Form 10-Q and consequently do not include disclosures normally made in an Annual Report on Form 10-K. The March 31, 2023 balance sheet included herein was derived from the audited financial statements included in the Company’s Annual Report on Form 10-K as of that date. Accordingly, the unaudited condensed consolidated financial statements included herein should be reviewed in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2023, as filed with the United States Securities and Exchange Commission (the “SEC”) on June 15, 2023 (the “Annual Report”).

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

When determining the transaction price of a contract, an adjustment is made if payment from the customer occurs either significantly before or significantly after performance, resulting in a significant financing component. Applying the practical expedient in paragraph 606-10-32-18, the Company does not assess whether a significant financing component exists if the period between when the Company performs its obligations under the contract and when the customer pays is one year or less. None of the Company’s contracts contained a significant financing component as of December 31, 2023.

Replacement Parts

The Company offers replacement parts for test equipment, ramp testers, and bench testers. Similar to the sale of test units, the control of the product transfers at a point of time and therefore, revenue is recognized at the point in time when the obligation to the customer has been fulfilled.

Extended Warranties

The extended warranties sold by the Company provide a level of assurance beyond the coverage for defects that existed at the time of a sale or against certain types of covered damage with coverage terms ranging from 2 to 7 years. Amounts received for warranties are recorded as deferred revenue and recognized as revenue ratably over the respective term of the agreements. As of December 31, 2023, $199,553 is expected to be recognized from remaining performance obligations for extended warranties as compared to $296,400 at March 31, 2023. For the three and nine months ended December 31, 2023, the Company recognized revenue of $30,261 and $96,847 respectively from amounts that were included in Deferred Revenue as compared to $24,393 and $71,796, respectively from amounts that were included in Deferred Revenue for the three months and nine months ended December 31, 2022.

The following table provides a summary of the changes in deferred revenues for the nine months ended December 31, 2023:

Deferred revenues at April 1, 2023	$296,400
Revenue recognized for the nine months ended December 31, 2023	(96,847)
Deferred revenues at December 31, 2023	$199,553

Other Deferred Revenues

The Company sometimes receives payments in advance of shipment. These amounts are classified as other deferred revenues. As of December 31, 2023, and March 31, 2023, the Company has other deferred revenues of $12,022 and $600, respectively.

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

Disaggregation of revenue

In the following tables, revenue is disaggregated by revenue category.

	For the Three Months Ended December 31, 2023
	Commercial	Government
Sales Distribution
Test Units & Engineering	$55,594	$2,025,707
	$55,594	$2,025,707

The remainder of our revenues for the three months ended December 31, 2023, are derived from repairs and calibration of $260,238, replacement parts of $23,921, extended warranties of $30,262 and other revenues of $7,377. We do not disaggregate these revenue streams as they are not deemed an important element related to how management operates the business between segments.

	For the Three Months Ended December 31, 2022
	Commercial	Government
Sales Distribution
Test Units and Engineering	$197,681	$1,838,697
	$197,681	$1,838,697

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

	For the Nine Months Ended December 31, 2023
	Commercial	Government
Sales Distribution
Test Units and Engineering	$541,679	$5,111,945
	$541,679	$5,111,945

The remainder of our revenues for the nine months ended December 31, 2023, are derived from repairs and calibration of $898,670, replacement parts of $163,111, extended warranties of $98,847 and other revenues of $20,871. We do not disaggregate these revenue streams as they are not deemed an important element related to how management operates the business between segments.

	For the Nine Months Ended December 31, 2022
	Commercial	Government
Sales Distribution
Test Units and Engineering	$399,613	$4,807,723
	$399,613	$4,807,723

The remainder of our revenues for the nine months ended December 31, 2022, are derived from repairs and calibration of $1,124,213, replacement parts of $135,154, extended warranties of $86,797 and other revenues of $41,268. We do not disaggregate these revenue streams as they are not deemed an important element related to how management operates the business between segments.

In the following table, revenue is disaggregated by geography.

	For the Three Months Ended December 31, 2023	For the Three Months Ended December 31, 2022
Geography
United States	$2,227,999	$1,267,013
International	175,100	1,061,241
Total	$2,403,099	$2,328,254

	For the Nine Months Ended December 31, 2023	For the Nine Months Ended December 31, 2022
Geography
United States	$5,894,617	$5,252,138
International	940,506	1,342,630
Total	$6,835,123	$6,594,768

For the three months ended December 31, 2023, three customers accounted for sales of $715,635 or 30%, $437,499 or 18% and $243,718 or 10%. For the nine months ended December 31, 2023 one customer accounted for sales of $2,162,360, or 32%.

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

TEL-INSTRUMENT ELECTRONICS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2 – Summary of Significant Accounting Policies (continued)

The Company, in addition to inside sales efforts, utilizes independent sales agents to sell its products to customers. A related party independent sales agent earned $12,031 and $68,267 in commissions for the three and nine months ended December 31, 2023, respectively. The sales agent earned $9,000 and $27,000 for sales and marketing assistance for the three and nine months ended December 31, 2023.

The same related party independent sales agent earned $43,778 and $71,458 in commissions for the three and nine months ended December 31, 2022, respectively. The sales agent earned $9,000 and $27,000 for sales and marketing assistance for the three and nine months ended December 31, 2022.

Long-Lived Assets

The Company assesses the recoverability of the carrying value of its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future, undiscounted cash flows expected to be generated by an asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. No impairment losses have been recognized for the three and nine months ended December 31, 2023 and 2022.

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

Note 3 – Accounts Receivable, net

The following table sets forth the components of accounts receivable:

	December 31, 2023	March 31, 2023
Government	$973,149	$651,370
Commercial	212,486	255,912
Less: Allowance for credit loss	(9,432)	(6,401)
	$1,176,203	$900,881

Note 4 – Inventories, net

Inventories consist of:

	December 31, 2023	March 31, 2023

Purchased parts	$2,699,756	$2,602,447
Work-in-process	2,073,756	1,388,679
Finished Goods	1,308	55,052
Less: Inventory reserve	(454,980)	(460,113)
	$4,319,840	$3,586,065

TEL-INSTRUMENT ELECTRONICS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 5 – Restricted Cash to Support Appeal Bond

In January 2018, the Company transferred $2,000,000 to a restricted cash account to secure a letter of credit which was used for collateral for the appeal bond (See Note 14). In September 2023, the restricted cash account funds of $2,011,083 which included interest earned, were used to make payment towards the final judgment. At December 31, 2023, the restricted cash balance was $0.

Note 6 – Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of:

	December 31, 2023	March 31, 2023

Prepaid expenses	$215,977	$148,929
Deferred charges	27,720	24,720
Other receivables	210	643,976
	$243,907	$817,625

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

Note 7 – Line of Credit

The Company has a line of credit with Bank of America with open availability up to $690,000, with monthly payments of interest only. The borrowing base calculation is tied to accounts receivable collateralized by substantially all of the assets of the Company. Interest on any outstanding balance is payable monthly at an annual interest rate equal to the sum of the greater of the BSBY (Bloomberg Short-Term Bank Yield Index rate) daily float plus 3.75 percentage points.

Bank of America renewed the Company’s line of credit with a maturity date of July 30, 2023 and had extended the maturity date to December 31, 2023. In January 2024, the line of credit was further extended to June 30, 2024. The annual interest rate was amended as part of the renewal agreement. Effective October 12, 2023, interest on any outstanding balance is payable monthly at an annual interest rate equal to the sum of the greater of the BSBY daily float or 1.25% plus 4.62 percentage points.

As of December 31, 2023, and March 31, 2023, the outstanding balances were $690,000, respectively. The interest rate on December 31, 2023, was 10.04%.

Note 8 – Right of Use Assets and Operating Lease Liability

The Company leases its facility in East Rutherford, NJ with monthly payments of $21,237 until August 2025. Thereafter, monthly payments are $23,083 for the balance of the 8 year lease agreement expiring August 2029.

The Company's leases generally do not provide an implicit rate, and therefore the Company uses its incremental borrowing rate as the discount rate when measuring operating lease liabilities. The incremental borrowing rate represents an estimate of the interest rate the Company would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of a lease. The Company estimated its incremental borrowing rate based on its credit quality, line of credit agreement and by comparing interest rates available in the market for similar borrowings. The Company used a discount rate of 3.90% for both December 31, 2023 and March 31,2023. The weighted average remaining lease term is 5.67 years.

TEL-INSTRUMENT ELECTRONICS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 8 – Right of Use Assets and Operating Lease Liability (continued)

Right to use assets is summarized below:

	December 31, 2023	March 31, 2023
Right to use asset	$1,830,857	$1,830,857
Less: Accumulated amortization	(455,131)	(304,306)
Right to use assets, net	$1,375,726	$1,526,551

The following table reconciles the undiscounted future minimum lease payments (displayed by year and in the aggregate) under non-cancelable operating leases with terms of more than one year to the total lease liabilities recognized on the unaudited condensed consolidated balance sheet as of December 31, 2023:

Remaining payments in fiscal 2024	$63,710
2025	254,840
2026	267,767
2027	277,000
2028	277,000
Thereafter	392,417
Total undiscounted future minimum lease payments	1,532,734
Less: Difference between undiscounted lease payments and discounted lease liabilities	(157,008)
Present value of net minimum lease payments	1,375,726
Less current portion	(208,076)
Operating lease liabilities – long-term	$1,167,650

Total rent expense for the three and nine months ended December 31, 2023, was $102,900 and $308,634, respectively, as compared to $96,233 and $304,736 for the three and nine months ended December 31, 2022, respectively.

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

The shares of Series B Preferred to have a stated value of $6.00 per share (the “Series B Stated Value”) and are convertible into Common Stock at a price of $2.00 per share. The holder of shares of the Series B Preferred shall be entitled to receive dividends out of any assets legally available, to the extent permitted by New Jersey law, at an annual rate equal to 8% of the Series B Stated Value of such shares of Series B Preferred, calculated on the basis of a 360 day year, consisting of twelve 30-day months, and shall accrue from the date of issuance of such shares of Series B Preferred, payable quarterly in cash. Any unpaid dividends shall accrue at the same rate. To the extent not paid on the last day of March, June, December and December of each calendar year, all dividends on any share of Series B Preferred shall accumulate whether or not declared by the Board and shall remain accumulated dividends until paid. During the 9 months ended December 31, 2023, the Company recognized $69,333 for dividends, which have not been paid.

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

TEL-INSTRUMENT ELECTRONICS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 9 – Stockholder’s Equity (continued)

The shares of Series C Preferred to have a stated value of $6.00 per share (the “Series C Stated Value”) and are convertible into Common Stock at a price of $2.00 per share. The holder of shares of the Series C Preferred shall be entitled to receive dividends out of any assets legally available, to the extent permitted by New Jersey law, at an annual rate equal to 8% of the Series C Stated Value of such shares of Series C Preferred, calculated on the basis of a 360 day year, consisting of twelve 30-day months, and shall accrue from the date of issuance of such shares of Series c Preferred, payable quarterly in cash. Any unpaid dividends shall accrue at the same rate. To the extent not paid on the last day of March, June, December and December of each calendar year, all dividends on any share of Series C Preferred shall accumulate whether or not declared by the Board and shall remain accumulated dividends until paid. During the 9 months ended December 31, 2023, the Company recognized $7,795 for dividends, which have not been paid.

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

A summary of the status of the Company’s stock option plans for the fiscal year ended March 31, 2023, and year to date December 30, 2023, and changes during the year are presented below (in number of options):

	Number of Options	Average Exercise Price	Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding options at April 1, 2023	99,000	$3.13	1.78 years	$-
Options granted	-	$-	-	-
Options exercised	-	$-	-	-
Options canceled/forfeited	-	$-	-	-

Outstanding options at December 31, 2023	99,000	$3.13	1.03 years	$-
Vested Options:
December 31, 2023:	79,200	$3.16	0.7 years	$-

Remaining options available for grant were 151,000 as of December 31, 2023.

At December 31, 2023, the unamortized compensation expense for stock options was $10,508. Unamortized compensation expense is expected to be recognized over a weighted-average period of approximately 2.36 years.

For the three months ended December 31, 2023, the Company recorded stock compensation costs of $1,942, as compared to $6,234 for the three months ended December 31, 2022. The Company recorded stock compensation costs of $7,156 for the nine months ended December 31, 2023 as compared to $18,703 for the nine months ended December 31, 2022.

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

The tax effect of temporary differences, primarily net operating loss carryforwards, asset reserves and accrued liabilities, gave rise to the Company’s deferred tax asset. Deferred income taxes are recognized for the tax consequence of such temporary differences at the enacted tax rate expected to be in effect when the differences reverse. The Company had approximately $2.6 million in deferred tax assets at December 31, 2023 and approximately $2.6 million in deferred tax assets at March 31, 2023. The Company recognizes the impact of an uncertain income tax position taken on its income tax return at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority.

Note 12– Net income (loss) per Share

Net income (loss) per share has been computed according to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC 260”), “Earnings per Share,” which requires a dual presentation of basic and diluted income per share (“EPS”). Basic EPS represents net income (loss) divided by the weighted average number of common shares outstanding during a reporting period. Diluted EPS to common stockholders reflects the potential dilution that could occur if securities, including preferred stock and options, were converted into common stock. The dilutive effect of outstanding options is reflected in earnings per share by use of the treasury stock method. The dilutive effect of preferred stock is reflected in earnings per share by use of the if-converted method. In applying the treasury stock method for stock-based compensation arrangements, the assumed proceeds are computed as the sum of the amount the employee must pay upon exercise and the amounts of average unrecognized compensation. For the nine months ended December 31, 2023 and 2022, since the Company has a net loss, the effect of common stock equivalents is anti-dilutive, and as such, common stock equivalents have been excluded from this calculation.

	Three Months Ended	Three Months Ended
	December 31, 2023	December 31, 2022
Basic net income per share computation:
Net income	$133,809	$392,627
Less: Preferred dividends	(94,420)	(80,000)
Net income attributable to common shareholders	39,389	312,627
Weighted-average common shares outstanding	3,255,887	3,255,887
Basic net income per share	$0.01	$0.10
Diluted net income per share computation
Net income attributable to common shareholders	$39,389	$312,627
Add: Preferred dividends	94,420	80,000
Diluted net income attributable to common shareholders	$133,809	$392,627
Weighted-average common shares outstanding	3,255,887	3,255,887
Incremental shares attributable to the assumed conversion of preferred stock	2,354,747	1,899,778
Total adjusted weighted-average shares	5,610,634	5,155,665
Diluted net income per share	$0.02	$0.08

TEL-INSTRUMENT ELECTRONICS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 12– Net loss per Share (continued)

	Nine Months Ended	Nine Months Ended
	December 31, 2023	December 31, 2022
Basic net loss per share computation:
Net loss	$(6,052)	$(317,610)
Less: Preferred dividends	(257,128)	(240,000)
Net loss attributable to common shareholders	(263,180)	(557,610)
Weighted-average common shares outstanding	3,255,887	3,255,887
Basic net loss per share	$(0.08)	$(0.17)
Diluted net loss per share computation
Net loss attributable to common shareholders	$(263,180)	$(557,610)
Add: Preferred dividends	-	-
Net loss attributable to common shareholders	$(263,180)	$(557,610)
Weighted-average common shares outstanding	3,255,887	3,255,887
Incremental shares attributable to the assumed conversion of preferred stock	-	-
Total adjusted weighted-average shares	3,255,887	3,255,887
Diluted net loss per share	$(0.08)	$(0.17)

The following table summarizes securities that, if exercised, would have an anti-dilutive effect on earnings per share for the three months ended:

	December 31, 2023	December 31, 2022
Convertible preferred stock	-	-
Stock options	99,000	111,500
	99,000	111,500

The following table summarizes securities that, if exercised, would have an anti-dilutive effect on earnings per share for the nine months ended:

	December 31, 2023	December 31, 2022
Convertible preferred stock	2,354,747	1,899,778
Stock options	99,000	111,500
	2,453,747	2,011,278

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

The tables below present information about reportable segments within the avionics business for the three and nine months ended December 31, 2023, and 2022:

Three Months Ended December 31, 2023	Avionics Government	Avionics Commercial	Avionics Total	Corporate Items	Total
Net sales	$2,025,707	$377,392	$2,403,099	$-	$2,403,099
Cost of sales	1,099,256	335,725	1,434,981	-	1,434,981
Gross margin	926,451	41,667	968,118	-	968,118

Total expenses			469,649	274,296	743,945
Net income (loss) before income taxes			$498,469	$(274,296)	$224,173

Three Months Ended December 31, 2022	Avionics Government	Avionics Commercial	Avionics Total	Corporate Items	Total
Net sales	$1,838,697	$489,557	$2,328,254	$-	$2,328,254
Cost of sales	1,041,984	392,563	1,434,547	-	1,434,547
Gross margin	796,713	96,994	893,707	-	893,707

Total expenses			571,421	(174,737)	396,684
Net income before income taxes			$322,286	$174,737	$497,023

TEL-INSTRUMENT ELECTRONICS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 13 – Segment Information (continued)

Nine Months Ended December 31, 2023	Avionics Government	Avionics Commercial	Avionics Total	Corporate Items	Total
Net sales	$5,111,945	$1,723,178	$6,835,123	$-	$6,835,123
Cost of sales	2,858,652	1,354,319	4,212,971	-	4,212,971
Gross margin	2,253,293	368,859	2,622,152	-	2,622,152

Total expenses			1,461,598	1,168,943	2,630,541
Income (loss) before income taxes			$1,160,554	$(1,168,943)	$(8,389)

Nine Months Ended December 31, 2022	Avionics Government	Avionics Commercial	Avionics Total	Corporate Items	Total
Net sales	$4,807,723	$1,787,045	$6,594,768	$-	$6,594,768
Cost of sales	2,971,200	1,341,205	4,312,405	-	4,312,405
Gross margin	1,836,523	445,840	2,282,363	-	2,282,363

Total expenses			2,042,165	642,257	2,684,422
Loss before income taxes			$240,198	$(642,257)	$(402,059)

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

Overview

The Company reported net sales of $2,403,099 and $6,835,123 for the three and nine months ended December 31, 2023. This compared to net sales of $2,328,254 and $6,594,768 for the same three and nine-month period in the prior fiscal year. The increase in sales for the quarter ended December 31, 2023 was attributable to earlier placement of vendor orders by supply chain procurement, enabling the company to ship more units. Long supplier lead lines for certain high demand chips have been unprecedented, preventing the timely production of finished units being shipped to customers. The supply chain situation is gradually improving, and TIC has received sufficient parts to resume normal production operations.

Gross margin for the current quarter was $968,118 (40%) and $2,622,152 (38%) for the three and nine months ended December 31, 2023, respectively. As compared to $893,707 (38%) and $2,282,363 (35%) for the same periods in the prior year, respectively. The improvement was primarily attributable to fixed production costs being spread over increased volumes as production is ramped up with manufacturing components being delivered by our suppliers to coincide with open order deadlines and high margin engineering software sales revenue. This is a result of placing supplier orders further out to manage the long delivery dates for the three months ended December 31, 2023. The increase in the nine months ended December 31, 2023 as compared to December 31, 2022 is primarily due to revenue from the Navy Craft ECP project.

Net income was $133,809 for the three months ended December 31, 2023 and a net loss of $6,052 for the nine months ended December 31, 2023. As compared to a net income of $392,627 for the three months ended December 31, 2022 and a net loss of $317,610 for the nine months ended December 31, 2022.

Backlog orders on December 31, 2023, were $6 million compared to $6.5 million as of March 31, 2023.

Overview (continued)

The Company continues to pursue opportunities in the domestic and international market for our Mode 5 and other new test sets. The international Mode 5 market has been slow over the last year due in part to ongoing delays in securing a large follow-on order from the German government. We continue to receive orders from the U.S. Government and the F-35 program for our AN/USM-708 and 719 (“CRAFT”) Mode 5 test sets. Our expectation is that orders and back-log will improve this fiscal year as the SDR-OMNI test set gains traction in the marketplace. We also received a $875,000 contract from the U.S. Army in July 2023 to update the TS-4530A software and add new capabilities. The engineering software work has been completed and we expect to invoice this amount by year-end, although this is contingent upon securing prompt approval from a government certification body.

TIC is also exploring new avenues to broaden its product portfolio including designing a high frequency “MADL” test set for the Lockheed Martin F-35 program. This contract takes advantage of our expertise in RF technology. This is a completely new market for TIC as it involves high frequency communication signals. TIC has successfully completed the engineering portion of the program and recently received a partially funded production purchase order with a value of $1.5 million. We expect to finalize this contract and secure full funding this summer. We expect to complete this order during FY 2025. TIC will continue to explore funded engineering programs of this nature as this is high margin business that helps diversify and expand our product portfolio.

The main focus area for the Company is moving into the military avionic and secure communications testing. The key for long-term sustained growth will be to supplement our strong position in military Mode 5 transponder testing with dominant product offerings in the much larger commercial and military communications and navigation test set market. TIC has spent several years and millions of dollars in developing our ground-breaking SDR-OMNI product which is meant to address both the commercial market for transponder and navigation test sets as well as competing in the military secure comm test set market. The SDR/OMNI supports a wide frequency range to accommodate new commercial and military waveforms in an industry leading 4.5-pound package. This is approximately half the weight of competitive test sets. It is also the only new multi-purpose test set which meets the Class 1 military environmental specifications. It utilizes the latest touch screen technology and has the capability to replace all TIC commercial test sets and military flight-line test sets with one handheld product. The Company started initial production deliveries during December 2022 and has sold over $720,000 of SDR/OMNI test sets as of December 31, 2023. There are several companies competing in this market space, but we believe that our SDR/OMNI design will be extremely competitive.

TIC recently introduced a military version of this test set called the SDR-OMNI/MIL. It adds SIF IFF and TACAN functions. This is a critically important test set as it could replace over 5,000 obsolete avionic and communication test sets currently in use by the U.S. military. We have taken orders for this new military test set from two international customers and expect initial orders from the U.S. military this quarter. Production deliveries are expected to begin in the first quarter of FY 2025.

TIC is also working closely with manufacturers of the new micro-Mode 5 transponders that will be used to add Mode 5 technology to drones. This is expected to be a significant long-term revenue driver given the recent drone fatalities faced by the U.S. in the Mid-East. We have also demonstrated Mode 5L2B using the micro-Mode 5 transponders in several of our test sets.

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

Results of Operations

Sales

The Company reported net sales of $2,403,099 and $6,835,123 for the three and nine months ended December 31, 2023. This compared to net sales of $2,328,254 and $6,594,768 for the same three and nine-month period in the prior fiscal year.

The increase in sales for the three months ended December 31, 2023 of 2,403,099 as compared to the same prior period of $2,328,254 resulted in a 3% increase. The increase in sales for the nine months ended December 31, 2023 of $ 6,835,123 as compared to the same prior period of $6,594,768 remained basically flat or a 4% increase.

The increase in sales for the quarter ended December 31, 2023 as compared to the prior quarter ended September 30, 2023 of $1,565,094 or a 54 percent increase was attributable to earlier placement of vendor orders by supply chain procurement, enabling the company to ship more units. Long supplier lead lines for certain high demand chips have been unprecedented, preventing the timely production of finished units being shipped to customers. The supply chain situation is gradually improving, and TIC has received sufficient parts to resume normal production operations. In addition, the company revenue included a 50 percent progress billing for the Army software upgrade project.

Gross Margin

Gross margin for the current quarter was $968,118 (40%) and $2,622,152 (38%) for the three and nine months ended December 31, 2023, respectively. This compared to $893,707 (38%) and $2,282,363 (35%) for the same periods in the prior year, respectively. The improvement was primarily attributable to fixed production costs being spread over increased volumes as production is ramped up with manufacturing components being delivered by our suppliers to coincide with open order deadlines and high margin engineering software revenue. This is a result of placing supplier orders further out to manage the long delivery dates for the three months ended December 31, 2023. The increase in the nine months ended December 31, 2023 as compared to December 31, 2022 is primarily due to revenue from the Navy Craft and Army engineering software projects which have a high margin.

Operating Expenses

Selling, general and administrative expenses decreased $174,479 (30%) to $414,458 and $104,737 (6%) to $1,520,386 for the three and nine months ended December 31, 2023, as compared to $588,937 and $1,625,123, respectively for the three and nine months ended December 31, 2022. The three and nine months decreases of $174,479 and $104,737, respectively are a result of professional fee savings and no profit sharing accruals offset by marketing documentation for our new SDR-OMNI test set, the resumption of travel and trade show participation.

Engineering, research, and development expenses decreased $64,249 (17%) to $306,546 and $588,833 (39%) to $913,701 for the three and nine months ended December 31, 2023, as compared to $370,795 and $1,502,534 for the three and nine months ended December 31, 2022, respectively. Total engineering expense decreased primarily as a result of the Navy ECP contract non-recurring engineering expenditures (“NRE”) which are reimbursed and reduced engineering costs in the current quarter by $208,368 offset by increases in engineering talent.

Income (loss) from Operations

As a result of the above, the Company recorded a net income from operations of $247,114 and $188,065 for the three and nine months ended December 31, 2023, as compared to a loss from operations of $66,025 and $845,294 for the three and nine months ended December 31, 2022.

Other Expense, Net

For the three and nine months ended December 31, 2023, total other net expense was $22,941 and $196,454. During the 9 months ended December 31, 2023, $198,535 of accrued judgement interest was included for the first two quarters of the current fiscal year. This is compared to other net income of $563,048 and $443,235 for the three and nine months ended December 31, 2022, this is primarily a result of $628,400 of Employee Retention Tax Credits (“ERC”) the Company was eligible for and filed the required amended tax returns. The credit refunds were received from the Internal Revenue Service on June 1, 2023.

Net Income (loss) before Income Taxes

The Company recorded a net income before taxes of $224,173 and a net loss of $8,389 for the three and nine months ended December 31, 2023, as compared to net income before taxes of $497,023 and a net loss of $402,059 for the three and nine months ended December 31, 2022.

Income Tax Benefit

For the three and nine months ended December 31, 2023, the Company recorded income tax expense of $90,364 and an income tax benefit of $2,337, as compared to income tax expense and benefit of $104,396 and $84,449 for the three and nine months ended December 31, 2022, respectively.

Net Loss

The Company recorded net income of $133,809 and net loss of $6,052 for the three and nine months ended December 31, 2023, as compared to net income of $392,627 and a net loss of $317,610 for the three and nine months ended December 31, 2022.

Liquidity and Capital Resources

At December 31, 2023, the Company had net working capital of $3,723,705, as compared to $3,058,638 at March 31, 2023. The Company had approximately $220,791 of cash on hand at December 31, 2023 and approximately $5,850,000 at March 31, 2023. The Company also had $1,176,203 of accounts receivables compared to $900,881 at March 31, 2023.

The Company’s principal sources, and uses of funds were as follows:

Cash used in operating activities. For the nine months ended December 31, 2023, $6,316,840 in cash from operations was used as compared to the nine months ended December 31, 2022, the Company used $1,571,007. This decrease in cash used from operations is attributable to both operating losses and the settlement of the Aeroflex judgement of $6,559,233.

Cash used in investing activities. For the nine months ended December 31, 2023, the Company used $33,850 for purchases of equipment as compared to the nine months ended December 31, 2022, the Company used $11,732.

Cash provided by (used in) financing activities. For the nine months ended December 31, 2023, the Company provided $721,000 from financing activities as compared to using $80,000 for the nine months ended December 31, 2022. This increase is due to proceeds received from issuance of Series B and C Convertible Preferred Stock.

The Bank of America line of credit has been extended from December 31, 2023 maturity to June 30, 2023 maturity. As of December 31, 2023, the $690,000 line of credit was fully used.

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

Off-Balance Sheet Arrangements

As of December 31, 2023, the Company had no off-balance sheet arrangements.

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

(b) Changes in Internal Control over Financial Reporting

The Company, including its chief executive officer and chief financial officer, reviewed the Company’s internal control over financial reporting, pursuant to Rule 13(a)-15(e) under the Exchange Act and concluded that there was no change in the Company’s internal control over financial reporting during the Company’s most recently completed fiscal quarter during the period ended December 31, 2023 or subsequent to the date the Company completed its evaluation that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended December 31, 2023, other than as previously disclosed in a Current Report on Form 8-K, we did not issue any securities that were not registered under the Securities Act.

Item 3. Defaults upon Senior Securities.

There has been no default in the payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company during the quarter ending December 31, 2023.

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

TEL-INSTRUMENT ELECTRONICS CORP.

Date: February 13, 2024	By:	/s/ Jeffrey C. O’Hara
	Name:	Jeffrey C. O’Hara
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: February 13, 2024	By:	/s/ Pauline Romeo
	Name:	Pauline Romeo
	Title:	Chief Accounting Officer (Principal Financial and Accounting Officer)