Form 10-K
period 2024-03-31
TEL INSTRUMENT ELECTRONICS CORP
filed 2024-06-28
CIK 96885

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended March 31, 2024

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates on September 30, 2023 (the last business day of our most recently completed second fiscal quarter) was $3,586,188 based on the closing price of $2.00 on September 30, 2023.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

3,255,887 shares of common stock, par value $0.10 per share, were outstanding as of June 26, 2024.

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

TIC has received a $3 million funded ECP contract from the U.S. Navy to remove product obsolescence from the CRAFT units. TIC has sold approximately 1,200 of the AN/USM-708 and AN/USM-719 to the Navy. The development portion of the program is nearing completion with the Test Readiness Review (“TRR”) completed in April 2024. The upgraded test sets are currently in environmental testing with the production contracts expected to be issued by year-end. TIC will then upgrade the Navy units with new printed circuit boards (“PCB’s”) and software which is expected to generate revenues of at least $20 million over a four-year period. This could also generate substantial revenues from other CRAFT customers that want the updated software and hardware.

TIC has spent several years and millions of dollars in developing our ground-breaking SDR/OMNI and SDR-OMNI/MIL product which will address both the commercial market for transponder and navigation test sets as well as competing in the military secure comm test set market. The SDR/OMNI product line supports a wide frequency range to accommodate new commercial and military waveforms in an industry leading 4.5-pound package. This is approximately half the weight of competitive test sets. It is also the only new multi-purpose test set which meets the Class 1 military environmental specifications. It utilizes the latest touch screen technology and has the capability to replace all TIC commercial test sets and military flight-line test sets with one handheld product. The Company started initial production deliveries in December 2022. The Company recently received an order from Airbus for SDR-OMNI test sets to replace the obsolete test sets used in their world-wide manufacturing. This is a significant win as Airbus evaluated competitive products and selected the SDR-OMNI due to its faster speed and ease of use. TIC recently released the SDR-OMNI/MIL test set which adds SIF and TACAN test capability. The SDR-OMNI/MIL has received positive reviews from the U.S. DOD and international military customers. This is designed to replace thousands of obsolete military test sets currently in use. This is expected to be a significant driver of both revenues and future profitability. There are several companies competing in this market space, but we believe that our SDR/OMNI design will be extremely competitive.

The Company continues to pursue opportunities in the domestic and international market for our Mode 5 test sets. We continue to receive substantial orders from the U.S. Government and Northrup Grumman for our AN/USM-708 and 719 (“CRAFT”) Mode 5 test sets. We have completed the funded software upgrade to the TS-4530A product in the amount of $0.9 million and are in the process of securing AIMS certification. It is also possible that the USAF will elect to upgrade its TS-4530A units as well.

TIC is also exploring new avenues to broaden its product portfolio including designing a high frequency test set for the Lockheed Martin F-35 program. This contract takes advantage of our expertise in RF technology. This is a completely new market for TIC as it involves high frequency communication signals. TIC is currently negotiating a production contract with Northrup Grumman for the new MADL test set.

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

We have already sold approximately $14 million of these test sets to both domestically and internationally. TIC believes this product will continue to support our future growth and profitability. Tel has also received U.S. DOD AIMS certification for the T-47/M5 Test Set and is working on an updated approval for the most recent software build.

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

Item 1. Business (continued)

General (continued)

We have delivered over 3,540 TS-4530A kits and test sets. The U.S. Army will be upgrading the software for its units to provide increased functionality such as the addition of Mode 5 Level 2B. It is also possible that the U.S. Air Force will upgrade its TS-4530A units which would entail an additional funded contract.

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

The AN/USM-708 has been and continues to be a key product for the Company as it represents a new generation technology product. The Company delivered approximately $41 million in orders, representing over 1,300 test sets, for the AN/USM-708 and AN/USM-719 (IFF only) test sets to the U.S. Military. The AN/USM-708 CRAFT unit combines advanced IFF (including Mode 5 encryption technology) navigation, communication, and sonobuoy test capabilities in a portable test set, which will utilize a flexible and expandable digital-signal-processing-based architecture. Both the AN/USM-708 and the AN/USM-719 have been certified by the AIMS Program Office.

The Joint Strike Fighter (“JSF”) program continues to generate CRAFT orders as this program ramps up production. The Company has already received orders from Lockheed Martin and Northrup Grumman for the AN/USM-708 units, for the JSF Program, totaling approximate $11 million. Sikorsky has also indicated that it will be ordering CRAFT test sets for its new helicopters. The Company also believes it will receive orders from other customers for this product.

The CRAFT ECP program is proceeding on schedule, and we held the Test Readiness Review (“TRR”) in April 2024. The next major engineering milestone is the Production Readiness Review which should take place this Fall. This will entail replacing the Single Board Computer and four PCB’s (printed circuit board”) in existing Navy units. The production contract is expected to generate significant revenues from the Navy and other customers starting in the fourth quarter of fiscal year ending March 31, 2025.

For more information, please visit www.telinstrument.com for a complete listing of all of the Company’s different military and commercial products.

New Products

SDR/OMNI/MIL

TIC has spent the last several years developing the SDR-OMNI avionics test set which currently operates in the 1 MHz to 2.2 GHz range. This new test set utilizes software-designed radio technology that enables it to test all common avionics functions in one 4.5- pound test set, which is half the weight of competitive test sets. The SDR-OMNI has very wide frequency to accommodate new commercial and military waveforms. It utilizes the latest touch screen technology and has the capability to replace all TIC commercial test sets with one handheld product. At less than five pounds, this test set will be the smallest and most rugged test set available in the market with full Class 1 MIL-PRF-28800 environmental compliance including temperature ranges from -40 degrees to +55 degrees centigrade. The U.S. military will need to upgrade thousands of existing communication and navigation test sets over the next several years to address the new frequency and waveform requirements for military radios and we believe the SDR-OMNI/MIL is well positioned to capture a large portion of this business. This new technology could provide us with the opportunity to expand out of our relatively narrow avionics test market niche and enter the much larger secure military and homeland security radio test market which is many times the size of our existing avionics test market. The secure military test set market is very large, and we are anticipating several large competitive DOD solicitations to take place in the next several years.

Item 1. Business (continued)

General (continued)

MADL TEST SET

TIC is also exploring new avenues to broaden its product portfolio including designing a high frequency test set for the Lockheed Martin F-35 program. This contract takes advantage of our expertise in RF technology. This is a completely new market for TIC as it involves high frequency communication signals. TIC is currently negotiating a production contract with Northrup Grumman for the new MADL test set. It will also position TIC for further development contracts with LMCO.

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

We believe our new SDR-OMNI will do very well in the world-wide commercial avionics market although we are facing new competition from our major competitors. Based on extensive customer feedback, it appears that the SDR/OMNI has a superior design. This is evidenced by Airbus selecting the SDR-OMNI after an extensive competitive analysis. This should generate increased market share at very attractive gross margin levels. The real focus for the SDR/OMNI is in the military arena for Nav/Comm testers and communication test sets. This market has been dominated by Aeroflex for the last 30 years and TIC has not had a viable competitive product until now. The SDR-OMNI/MIL is ideally suited for these markets as it is the only test set on the market with full Class 1 DOD environmental compliance. The secure military test set market is very large, and we are anticipating several large competitive DOD solicitations to take place in the next several years.

Competition

The general aviation market consists of some 1,000 avionics repair and maintenance service shops at private and commercial airports in the United States that purchase test equipment to assist in the repair of aircraft electronics. The commercial aviation market consists of approximately 80 domestic and foreign commercial airlines.

The civilian market for avionic test equipment has been dominated by our major competitor. They have dominated the commercial market with their IFR 4000 and 6000 test sets which were first introduced in 2004. They have sold thousands of these units over the last 18 years. These are becoming obsolete and will need to be replaced. Our competitor has recently introduced a new test set called the AVX-10K which combines the two test sets into one unit. A Canadian company has recently introduced a competitive product which appears to be doing well in the market. The SDR/OMNI is smaller, more rugged, and easier to use than these two test sets and we are very optimistic that it will greatly improve our market share.

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

Over the last twenty years, the Company has won several large, competitively bid contracts from the military and has become the primary supplier for the U.S. Military, as well as the NATO countries, of flight line IFF test equipment. The CRAFT AN/USM-708, CRAFT AN/USM-719, TS-4530A, TS-4530i and TR-47/M5 test sets, discussed previously, involve a new generation of technology, including the next generation of IFF testing, and is expected to enable the Company to continue to be a major supplier of avionics test equipment to the military for years to come. Tel believes its new technology will also allow it to increase sales to the commercial avionics market in the future and expand into the very large secure communication test market.

Item 1. Business (continued)

General (continued)

Marketing and Distribution

Domestic commercial sales are made throughout the U.S. to commercial airlines and general aviation businesses directly or through distributors. There were $2,113,567 in domestic commercial sales in fiscal year 2024 and there were two (2) direct domestic commercial customer who accounted for 24% and 19%, of domestic commercial sales, respectively. The Company has one domestic distributor which receives discounts ranging between 10%-20% discount for stocking, selling, and, in some cases, providing product calibration and repairs. The loss of this distributor would not have a material adverse effect on the Company or its operations. Our domestic commercial distributor represented approximately 24% and 19%, respectively, of total sales during fiscal years 2024 and 2023.

Marketing to the U.S. Government is made directly by employees of the Company or through independent sales representatives, who receive similar commissions to the commercial distributors. For the years ended March 31, 2024, and 2023, sales to the U.S. Government, including shipments through the government’s logistics centers, represented approximately 5% and 18%, respectively, of total sales. For the year ended March 31, 2024, two (2) direct customers represented 28% and 10% of total sales and three (3) customers represented 31%, 13% and 10% of government sales, respectively. No international distributors represented more than 10% of total sales or of government sales for the year ended March 31, 2023. For the year ended March 31, 2023, two (2) direct customers represented 17% and 11% of total sales and three (3) customers represented 16%, 13% and 11% of government sales, respectively.

International sales are made throughout the world to government and commercial customers, directly through American export agents, or through the Company’s overseas distributors at a discount reflecting a 15% to 22% selling commission, under written or oral, year-to-year arrangements. The Company has an exclusive distribution agreement with Muirhead Avionics Ltd (“Muirhead”) and Accessories, Ltd (“Muirhead”), based in the United Kingdom, to represent the Company in parts of Europe, and with Milspec Services in Australia and New Zealand. Tel also sells its products through exclusive distributors in Spain, Portugal, and East Asia and is exploring distribution in other areas. For the years ended March 31, 2024, and 2023, total international sales were 13% and 22%, respectively, of sales, the notable decrease is due major delays in component shipments from our vendors delaying the fulfillment of open sales orders and international government budgetary restrictions. Additionally, the Company has an agreement with M.P.G. Instruments s.r.l., based in Italy, wherein this distributor has the exclusive sales rights for DME/P ramp and bench test units. The Company continues to explore additional marketing opportunities in other parts of the world, including East Asia.

The Company has no material assets overseas. Tel also provides customers with calibration and repair services. Repairs and calibrations accounted for 14% and 16.5% of sales for the years ended March 31, 2024, and 2023, respectively.

Future domestic market growth, if any, will be affected in part by whether the U.S. Federal Aviation Administration (“FAA”) implements additional plans to upgrade the U.S. air traffic control system regulations and by continuing recent industry trends towards more sophisticated avionics systems, both of which would require the design and manufacture of new test equipment. Currently, the T-47/M5 has been upgraded for continued support of NATO customers as well as the addition of Mode 5L2B. This technology will be supported in our T-47/M5, TS-4530A(Army) product lines. Military contracts are awarded and implemented by extensive government regulation. The Company believes its test equipment is recognized by its customers for its quality, durability, reliability, affordability, and by its advanced technology.

Backlog

Set forth below is Tel’s backlog on March 31, 2024, and 2023:

	Commercial	Government	Total

March 31, 2024	$478,730	$6,709,133	$7,187,863
March 31, 2023	$409,256	$6,138,647	$6,547,903

Tel believes that most of its backlog on March 31, 2024, will be delivered during the next 12 months. The backlog is pursuant to purchase orders. Historically, the Company obtains orders which are required to be filled in less than 12 months, and therefore, backlog amounts at the end of the period do not reflect delivered or future orders.

Item 1. Business (continued)

General (continued)

Suppliers

TIC obtains its purchased parts from a number of suppliers. In fiscal years 2024, and 2023 our supply chain had significant issues with deliveries being delayed which negatively impacted TIC’s revenues and profitability. The situation has been slow in improving this calendar year and the Company is placing orders earlier to allow for longer lead times to obtain purchased parts, as needed, at acceptable prices.

Notably, our AN/USM-708 battery component deliveries were delayed approximately 4 months due to our supplier waiting on backlogged components preventing final deliveries to customers. This had a significant negative impact on FY 2024 revenues.

Patents and Environmental Laws

TIC has no patents or licenses which are material to its business, and there are no material costs incurred to comply with environmental laws.

Engineering, Research, and Development

In the fiscal years ended March 31, 2024, and 2023, Tel incurred expenses of $1,155,750 and $1,814,198, respectively, on the engineering, research, and development of new and improved products. The decline for the latest fiscal year is due to engineering expenditures for the funded CRAFT ECP programs being transferred to cost of goods sold. Engineering, research, and development expenditures in fiscal year 2024 were made primarily for the Navy Craft ECP redesign and the incorporation of product enhancements in existing designs. Tel’s management believes that continued significant expenditures for engineering, research, and development are necessary to enable Tel to expand its products, sales, and profits, and to remain competitive.

Personnel

As of June 27, 2024, Tel had 44 employees, comprised of 18 full-time and 3 part-time employees in manufacturing, supply chain, and quality assurance, 6 full-time and 1 part-time employees in administration and sales, including customer services and product support, and 14 full-time and 2 part-time employees in engineering, research, and development, none of whom belongs to a union. From time to time, the Company also employs independent contractors to support its manufacturing, engineering, and sales organizations. As of June 13, 2024, the Company utilized 2 independent contractors in sales management. Tel has been successful in attracting skilled and experienced management, sales, and engineering personnel, although the market for senior engineering talent is becoming very competitive. We have not experienced any work stoppages and we consider our relationship with our employees to be good.

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

Item 1B. Unresolved Staff Comments

Not Applicable.

Item 1C. Cybersecurity

We have certain processes for assessing, identifying, and managing cybersecurity risks, which are built into our overall information technology function and are designed to help protect our information assets and operations from internal and external cyber threats, protect information from unauthorized access or attack, as well as secure our network and systems. Such processes include physical, procedural, and technical safeguards, tests on our systems, and routine review of our policies and procedures to identify risks and improve our practices.

Item 1C. Cybersecurity (continued)

We engage certain external parties, including an information technology consultant, to enhance our cybersecurity oversight.

We do not believe that there are currently any known risks from cybersecurity threats that are reasonably likely to materially affect us or our business strategy, results of operations, or financial.

Item 2. Properties

The Company leases its general office and manufacturing facility in East Rutherford, NJ (approximately 27,000 square feet). In April 2021, the Company extended the lease term for another eight years until August 31, 2029, at an initial monthly rate of $21,237 and ending in a monthly rate of $23,083. Under terms of the lease, the Company is also responsible for its proportionate share of the additional rent to include all real estate taxes, insurance, snow removal, landscaping, and other building charges. The Company is also responsible for the utility costs for the premises.

The Company also leases a small office in Lawrence, Kansas under an operating lease agreement. In March 2024, the Company extended the lease term to March 31, 2025.

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

The Aeroflex litigation did not result in a favorable outcome for the Company, despite our belief that we committed no wrongdoing. We have paid the $6.6 million judgment and interest in full and there are no outstanding obligations related to the Aeroflex litigation. The jury found no misappropriation of Aeroflex trade secrets but found that the Company tortiously interfered with a prospective business opportunity and awarded damages. The jury also found that TIC tortiously interfered with Aeroflex’s non-disclosure agreements with two former Aeroflex employees, and that the former Aeroflex employees breached their non-disclosure agreements with Aeroflex. Upon appeal, a decision on the case was rendered and released on July 21, 2023, the Kansas Appeals Court rejected each of TIC’s appeal arguments. TIC paid the full judgement and interest in the amount of $6,559,233 on September 15, 2023, including interest of $1,659,233.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

a) Market Information

The common stock, $0.10 par value per share, of the registrant (“Common Stock”) is traded on the OTCQB under the symbol “TIKK”. The following table sets forth the high and low per share sale prices for our Common Stock for the periods indicated as reported for fiscal years 2024 and 2023 by the OTC. The market quotations reflect interdealer prices, without retail markup, markdown, or commissions, and may not represent actual transactions.

Fiscal Year
Ended March 31,	High	Low
2024
First Quarter	$2.40	$2.01
Second Quarter	2.45	2.00
Third Quarter	2.25	1.80
Fourth Quarter	2.25	1.70

2023
First Quarter	$3.19	$2.26
Second Quarter	2.93	1.42
Third Quarter	2.49	1.50
Fourth Quarter	2.44	1.90

b) Holders

The Company has approximately 136 holders of its Common Stock as of June 21, 2024. This figure does not consider those shareholders whose certificates are held in the name of broker-dealers or other nominees.

c) Dividends

We have not declared or paid any dividends on our Common Stock and intend to retain any future earnings to fund development and growth of our business. Therefore, we do not anticipate paying dividends on our common stock for the foreseeable future. TIC has not paid dividends on the preferred shares throughout fiscal 2024. We are not permitted to pay preferred or common dividends without written bank approval.

d) Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of March 31, 2024, regarding compensation plans under which equity securities of the Company are authorized for issuance. See “Equity Compensation Plan Information” under Item 12 below.

Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of options remaining available for future issuance under Equity Compensation Plans
Equity Compensation Plans approved by shareholders	99,000	$3.13	151,000
Total	99,000	$3.13	151,000

Rule 10B-18 Transactions

During the year ended March 31, 2024, there were no repurchases of the Company’s Common Stock by the Company.

Recent Sales of Unregistered Securities

During the year ended March 31, 2024, we have not issued any securities that were not registered under the Securities Act and not previously disclosed in the Company’s Quarterly Reports on Form 10-Q or Current Reports on Form 8-K.

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

General

Management’s discussion and analysis of results of operations and financial condition is intended to assist the reader in the understanding and assessment of significant changes and trends related to the results of operations and financial position of the Company. This discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying financial notes. The Company’s fiscal year begins on April 1 and ends on March 31. Unless otherwise noted, all references in this document to a particular year shall mean the Company’s fiscal year ending on March 31.

Overview

Fiscal year 2024 operations continued to be affected by major delays in component shipments from our vendors further delaying TIC’s ability to fulfill our customer orders which have hampered our ability to ship units under normal lead times. Long supplier lead lines for certain high demand chips have been unprecedented, preventing the timely production of finished units being shipped to customers. The supply chain situation is gradually improving, and TIC has received sufficient parts to resume normal production operations for the upcoming fiscal year. Although the Company has been negatively impacted by this situation, there was an increase in our receipt of new orders with an open order back log of approximately $7.2 million at March 31, 2024.

The Company reported net sales of $8,809,087 for the fiscal year ended March 31, 2024, this compared to net sales of $8,631,157 in the prior fiscal year. This resulted in a 2% increase in sales year over year.

The Company reported net income of $341,891 and net sales of $8,809,087 for the fiscal year ended March 31, 2024. This compared to net loss of $388,545 and net sales of $8,631,157 in the prior year. Commercial sales decreased by $78,561 or 3% to $2,183,222 for the year ended March 31, 2024, as compared to $2,261,783 for the year ended March 31, 2023 as TIC has been focusing on introducing the new SDR/OMNI test unit to the commercial airline industry. Avionics government sales increased by $256,491 or 4% to $6,625,865 for the year ended March 31, 2024, as compared to $6,369,374 for the year ended March 31, 2023. This increase in government sales is due primarily to the Navy Craft ECP milestone progress invoicing of $816,236. Gross margin increased by $968,603 to $4,017,353 resulting in a 45.6% gross margin in fiscal year 2024 as compared to $3,048,750 or 35.3% in fiscal year 2023. The increase in gross margin was due to several factors included the commencement of production component costs stabilization post the COVID supply chain issues, increases in sales pricing, and higher margin sales mix.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Overview (continued)

Total operating expenses for the year decreased by $666,305 or 17% to $3,280,565 as compared to $3,946,870 in the prior year.

This was primarily due to an engineering, research, and development expense decrease of $658,448 or 36% as compared to prior fiscal year that included customer project reimbursed engineering costs for the Craft ECP (U.S. Navy) projects. Net income before taxes was $519,834 for fiscal year 2024 as compared to a net loss of $516,682 in fiscal year 2023. The Company’s cash balance on March 31, 2024, was approximately $132,000. The Company’s backlog on March 31, 2024, was approximately $7.2 million.

The Company’s cash balance on March 31, 2024 was $132,013 as a result of the full Aeroflex judgement and interest payment in September 2023 of $6.6 million. Cashflow has remained tight for the last quarter due in large part to CRAFT battery shortages that prevented customer shipments. The batteries have now been received and we have begun shipments of these test sets to NGC. Significantly, the Company expects to invoice and recognize revenue of $922,000 for the Navy CRAFT Test Readiness Review (“TRR”) in Q1 of fiscal 2025 with the satisfaction of the performance obligation. The TRR was conducted on April 25, 2024, but the Navy needed to make a contract modification to allow for payment. This contract modification is expected to be issued during the Q1 of fiscal 2025. This payment will allow for vendors to be brought back into typical payment terms. The Company’s cash balance is projected to increase each quarter as a result of customer shipments and cost savings for non-essential spend. On April 1, 2024, Bank of America further extended the maturity date of our line of credit from June 30, 2024 to July 31, 2024. Additionally, the line of credit available was increased from $690,000 to $1,000,000.

The Company believes it has sufficient cash on hand and expected cash flow from operations for the next twelve months due to the increase in business and the opportunities we have included in our projections. The Company’s operating profit will continue to improve, as well as our net income with the conclusion of the Aeroflex interest bearing judgment.

Results of Operations 2024 Compared to 2023

Sales

For the year ended March 31, 2024, sales increased $177,930 (2%) to $8,809,087 as compared to $8,631,157 for the year ended March 31, 2023. Commercial sales decreased $78,561 (3%) to $2,183,222 for the year ended March 31, 2024, as compared to $2,261,783 for the year ended March 31, 2023. TIC has recently introduced a new commercial sector product called the SDR/OMNI and the marketing of this product to replace existing units includes lead time with generated sales from these efforts anticipated in the current fiscal year.

Avionics government sales increased by $256,491 or 4% to $6,625,865 for the year ended March 31, 2024, as compared to $6,369,374 for the year ended March 31, 2023. This increase in government sales consists of product sales mix and progress invoicing for the Navy Craft ECP project.

Gross Margin

Gross margin percentage increased by 10.3 percentage points to 45.6%. The increase in gross margin was primarily due to higher margin product sales mix, stabilization of supplier component pricing, larger quantity purchases with volume pricing, and the Army TS-4530A software upgrade yielding a high margin.

Operating Expenses

Total operating expenses for the year decreased by $666,305 (17%) as compared to prior year.

The decline was primarily due to engineering, research, and development expense decrease of $658,448 (36%) as compared to prior fiscal year that included customer project reimbursed engineering costs for the CRAFT ECP (U.S. Navy) project expense offsets.

Selling, general and administrative expenses, along with litigation expense, decreased $7,857 (.4%) to $2,124,815 for the year ended March 31, 2024, as compared to $2,132,672 for the year ended March 31, 2023.

Income (Loss) from Operations

As a result of the above, the Company recorded an income from operations in the amount of $736,788 for the fiscal year ended March 31, 2024, as compared to a net loss of $(898,120) for the fiscal year ended March 31, 2023.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Other (Expense) Income, Net

For the year ended March 31, 2024, total other (expense) income, net was $(216,954) as compared to $381,438 in the prior year or a $598,392 increase in expense. The prior year included income of $628,400 Employee Retention Tax Credits (“ERC”) the Company was eligible for. Fiscal year ended March 31, 2024 included line of credit interest of $68,780 compared to $0 in the prior fiscal year and offset by a decrease of $64,890 in judgement interest.

Income (Loss) before Income Taxes

As a result of the above, the Company recorded an income before taxes of $519,834 for the year ended March 31, 2024 as compared to a loss before taxes of $516,682 for the year ended March 31, 2023.

Income Tax Expense (Benefit)

For the year ended March 31, 2024, the Company reported a tax provision of $177,943 as compared to a $(128,137) tax benefit in the prior year. The ERC interest included in year ended March 31, 2023 was a taxable event and the ERC refunds included in year ended March 31, 2023 were non-taxable events. The differences between income taxes expected at the U.S. federal statutory income tax rate of 21 percent and the reported income tax expense are due to the recognition of the non-taxable ERC of $628,400 as other income during fiscal year ended March 31, 2023.

Net Income (Loss)

As a result of the above, the Company recorded a net income of $341,891 for the year ended March 31, 2024, as compared to a net loss of $388,545 for the year ended March 31, 2023.

Liquidity and Capital Resources

On March 31, 2024, the Company had positive working capital of $4,249,777, as compared to working capital of $3,058,638 on March 31, 2023. The Company has approximately $132,000 of cash on hand at year-end. In September 2023, the Company paid $6.6 million related to the Aeroflex litigation after losing the appeal.

On April 1, 2024, Bank of America further extended the maturity date of our line of credit from June 30, 2024 to July 31, 2024. Additionally, the line of credit available was increased from $690,000 to $1,000,000.  Bank of America will begin the renewal of the line of credit in the coming weeks.

In September 2023, the Company raised $721,000 from the issuance of Preferred Stock. The Company entered into a definitive subscription agreement pursuant to which an accredited investor purchased 66,667 shares of the Company’s Series B Preferred Stock (the “Series B Preferred”) for $400,000. These funds were used for working capital purposes to support the orders received and expected in the near term. The Company also entered into a definitive subscription agreement pursuant to which two accredited investors purchased 53,500 shares of the Company’s Series C Preferred Stock (the “Series C Preferred”) in total for $321,000. These funds were used for working capital purposes to support the orders received and expected in the near term (one accredited investor is a member of the Board of Directors who invested $171,000 and the other accredited investor is a related party who invested $150,000).

Based on the foregoing, we believe that our expected cash flows from operations, and current cash balances will be sufficient to operate in the normal course of business for next 12 months from the issuance date of these financial statements.

During the year ended March 31, 2024, the Company’s cash balance decreased by $5,718,468 to $132,013. The Company’s principal sources, and uses of funds were as follows:

Cash used in operating activities. For the year ended March 31, 2024, the Company used $6,405,617 in cash for operations as compared to $1,694,126 in cash used in operations for the year ended March 31, 2023. This increase in cash used in operations is primarily attributed to the full payment of judgement and interest of approximately $6.6 million resulting from the Aeroflex appeal loss and increase in inventory levels due to projected backlog and increased revenues.

Cash used in investing activities. For the year ended March 31, 2024, the Company used $33,851 of its cash for investing activities, as compared to $26,133 used for investing activities for the year ended March 31, 2023.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)

Cash provided by financing activities. For the year ended March 31, 2024 the Company provided $721,000 from proceeds received from issuance of Preferred Stock. For the year ended March 31, 2023 the Company provided $690,000 in cash for financing activities from fully drawing upon its bank line of credit, offset by $80,000 in preferred dividend payments.

Currently, the Company has no material future capital expenditure requirements.

There was no significant impact on the Company’s operations as a result of inflation for the year ended March 31, 2024.

Critical Accounting Estimates

We prepare our consolidated financial statements in accordance with U.S. generally accepted accounting principles, which require our management to make estimates that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the balance sheet dates, as well as the reported amounts of revenues and expenses during the reporting periods. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations would be affected. We base our estimates on our own historical experience and other assumptions that we believe are reasonable after taking account of our circumstances and expectations for the future based on available information. We evaluate these estimates on an ongoing basis.

We consider an accounting estimate to be critical if: (i) the accounting estimate requires us to make assumptions about matters that were highly uncertain at the time the accounting estimate was made, and (ii) changes in the estimate that are reasonably likely to occur from period to period or use of different estimates that we reasonably could have used in the current period, would have a material impact on our financial condition or results of operations. There are items within our financial statements that require estimation but are not deemed critical, as defined above.

For a detailed discussion of our significant accounting policies and related judgments, see Note 2 of the Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this report.

Off Balance Sheet Arrangements

The Company is not party to any off-balance sheet arrangements that may affect its financial position or its results of operations.

New Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13 Financial Instruments -Credit Losses (Topic 326), Measurement of Credit Losses on Financial Statements. The amendment in this update replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses on instruments within its scope, including trade receivables. This update is intended to provide financial statement users with more decision-useful information about the expected credit losses. The effective date of the new standard is for fiscal years beginning after December 15, 2022, and was adopted by the Company on April 1, 2023. The adoption of this standard did not have a significant impact on our financial position and results of operations.

In November 2023, the FASB issued ASU 2023-07 “Segment Reporting: Improvements to Reportable Segment Disclosures”. This guidance expands public entities ‘segment disclosures primarily by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. Public entities with a single reportable segment are required to provide the new disclosures and all the disclosures required under ASC 280. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The amendments are required to be applied retrospectively to all prior periods presented in an entity’s financial statements. We are currently evaluating this guidance to determine the impact it may have on our consolidated financial statements related disclosures.

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, which requires disaggregated information about our effective tax rate reconciliation as well as information on income taxes paid. The guidance will first be effective in our annual disclosures for the year ending December 31, 2026, and should be applied on a prospective basis with the option to apply retrospectively. Early adoption is permitted. The Company is in the process of assessing the impact of ASU 2023-09 on our disclosures.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Tel-Instrument Electronics Corp.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Tel-Instrument Electronics Corp. (the “Company”) as of March 31, 2024 and 2023, the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years ended March 31, 2024 and 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Marlton, New Jersey

June 28, 2024

TEL-INSTRUMENT ELECTRONICS CORP.

Consolidated Balance Sheets

ASSETS	March 31, 2024	March 31, 2023
Current assets:
Cash	$132,013	$3,839,398
Accounts receivable, net	1,110,548	900,881
Inventories, net	5,411,644	3,586,065
Restricted cash to support appeal bond	-	2,011,083
Prepaid expenses and other current assets	214,161	817,625
Total current assets	6,868,366	11,155,052

Equipment and leasehold improvements, net	73,195	85,167
Operating lease right-of-use assets	1,324,463	1,526,551
Deferred tax asset, net	2,450,657	2,627,935
Other assets	35,109	35,109

Total assets	$10,751,790	$15,429,814

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Line of credit	$690,000	$690,000
Operating lease liabilities - current portion	210,111	202,087
Accounts payable	1,276,935	322,582
Deferred revenues - current portion	72,803	123,117
Accrued expenses - vacation pay, payroll and payroll withholdings	248,713	240,034
Accrued legal damages	-	6,360,698
Accrued expenses - other	120,027	157,896
Total current liabilities	2,618,589	8,096,414

Operating lease liabilities – long-term	1,114,352	1,324,464
Other long term liabilities	45,501	53,416
Deferred revenues – long-term	119,721	173,883

Total liabilities	3,898,163	9,648,177

Commitments and contingencies

Stockholders’ equity
Preferred stock, 1,000,000 shares authorized, par value $0.10 per share
Preferred stock, 500,000 shares 8% Cumulative Series A Convertible Preferred authorized, issued and outstanding, respectively par value $0.10 per share	4,115,998	3,875,998
Preferred stock, 320,000 shares 8% Cumulative Series B Convertible Preferred authorized; 233,334 and 166,667 issued and outstanding, par value $0.10 per share	1,704,701	1,207,367
Preferred stock, 166,667 shares 8% Cumulative Series C Convertible Preferred authorized; 53,500 and 0 issued, and outstanding, par value $0.10 per share	335,215	-
Common stock, 7,000,000 shares authorized, par value $.10 per share, 3,255,887 and 3,255,887 shares issued and outstanding, respectively	325,586	325,586
Additional paid-in capital	6,379,085	6,721,535
Accumulated deficit	(6,006,958)	(6,348,849)

Total stockholders’ equity	6,853,627	5,781,637

Total liabilities and stockholders’ equity	$10,751,790	$15,429,814

The accompanying notes are an integral part of the consolidated financial statements.

TEL-INSTRUMENT ELECTRONICS CORP.

Consolidated Statements of Operations

	For the years ended March 31,
	2024	2023

Net sales	$8,809,087	$8,631,157

Cost of sales	4,791,734	5,582,407

Gross margin	4,017,353	3,048,750

Operating expenses:
Selling, general and administrative	2,114,945	2,098,684
Litigation expenses	9,870	33,988
Engineering, research, and development	1,155,750	1,814,198

Total operating expenses	3,280,565	3,946,870

Income (loss) from operations	736,788	(898,120)

Other income (expense):
Interest income	24,642	17,188
Interest expense	(70,086)	(157)
Interest expense – judgment	(198,535)	(263,425)
Other income, net	27,025	627,832

Total other (expense) income	(216,954)	381,438

Income (loss) before income taxes	519,834	(516,682)

Provision (benefit) for income taxes	177,943	(128,137)

Net income (loss)	341,891	(388,545)

Preferred dividends	(351,549)	(320,000)

Net loss attributable to common shareholders	$(9,658)	$(708,545)

Basic loss per common share	$(0.00)	$(0.22)
Diluted loss per common share	$(0.00)	$(0.22)

Weighted average number of shares outstanding
Basic and diluted	3,255,887	3,255,887

The accompanying notes are an integral part of the consolidated financial statements.

TEL-INSTRUMENT ELECTRONICS CORP.

Consolidated Statements of Changes in Stockholders’ Equity

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Common Stock
	# of Shares Issued	Amount	# of Shares Issued	Amount	# of Shares Issued	Amount	# of Shares Issued	Amount	Additional Paid-In Capital	Accumulated Deficit	Total
Balances at April 1, 2022	500,000	$3,695,998	166,667	$1,147,367	-	$-	3,255,887	$325,586	$7,018,353	$(5,960,304)	$6,227,000
8% Dividends on Preferred Stock	-	240,000	-	80,000	-	-	-	-	(320,000)	-	-
Dividend payments	-	(60,000)	-	(20,000)	-	-	-	-	-	-	(80,000)
Stock-based compensation	-	-	-	-	-	-	-	-	23,182	-	23,182
Net loss	-	-	-	-	-	-	-	-	-	(388,545)	(388,545)
Balances at March 31, 2023	500,000	3,875,998	166,667	1,207,367	-	-	3,255,887	325,586	6,721,535	(6,348,849)	5,781,637

8% Dividends on Preferred Stock	-	240,000	-	97,334	-	14,215	-	-	(351,549)	-	-
Issuance of Series B and C Preferred Stock	-	-	66,667	400,000	53,500	321,000	-	-	-	-	721,000
Stock-based compensation	-	-	-	-	-	-	-	-	9,099	-	9,099
Net income	-	-	-	-	-	-	-	-	-	341,891	341,891
Balances at March 31, 2024	500,000	$4,115,998	233,334	$1,704,701	53,500	$335,215	3,255,887	$325,586	$6,379,085	$(6,006,958)	$6,853,627

The accompanying notes are an integral part of the consolidated financial statements.

TEL-INSTRUMENT ELECTRONICS CORP.

Consolidated Statements of Cash Flows

	For the years ended March 31,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$341,891	$(388,545)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred income taxes	177,278	(128,348)
Depreciation and amortization	45,823	56,304
Non-cash lease expense	202,088	194,370
Recovery of inventory obsolescence	(75,271)	(52,955)
Non-cash stock-based compensation	9,099	23,182

Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(209,667)	148,159
Increase in inventories	(1,750,308)	(712,613)
Decrease (increase) in prepaid expenses and other assets	603,464	(573,585)
Increase (decrease) in accounts payable	954,353	(83,907)
(Decrease) increase in accrued legal damages	(6,360,698)	263,425
(Decrease) increase in other long term liabilities	(7,915)	53,416
Decrease in deferred revenues	(104,476)	(111,906)
Increase (decrease) in accrued payroll, vacation pay & withholdings	8,679	(170,504)
Decrease in operating lease liabilities	(202,088)	(194,370)
Decrease in accrued expenses - other	(37,869)	(16,249)
Net cash used in operating activities	(6,405,617)	(1,694,126)

Cash flows from investing activities:
Acquisition of equipment	(33,851)	(26,133)
Net cash used in investing activities	(33,851)	(26,133)

Cash flows from financing activities:
Proceeds from issuance of Preferred Stock	721,000	-
Payment of dividends	-	(80,000)
Draw from line of credit	-	690,000
Net cash provided by financing activities	721,000	610,000

Net decrease in cash and restricted cash	(5,718,468)	(1,110,259)
Cash and restricted cash at beginning of year	5,850,481	6,960,740
Cash and restricted cash at end of year	$132,013	$5,850,481

End of year
Cash	$132,013	$3,839,398
Restricted cash	-	2,011,083
	$132,013	$5,850,481
Beginning of year
Cash	$3,839,398	$4,949,690
Restricted cash	2,011,083	2,011,050
	$5,850,481	$6,960,740
Supplemental cash flow information:
Interest paid	$1,728,593	$157

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

Liquidity

On March 31, 2024, the Company had positive working capital of $4,249,777 as compared to working capital of $3,058,638 on March 31, 2023. The Company has approximately $132,000 of cash on hand at year-end. During September 2023, after the company losing the Aeroflex appeal, paid in full all judgements and interest of approximately $6.6 million.

On April 1, 2023, Bank of America further extended the maturity date of our line of credit from June 30, 2024 to July 31, 2024. Additionally, the line of credit available was increased from $690,000 to $1,000,000. Bank of America will begin the line of credit renewal process in the coming weeks. The Company believes it has sufficient cash on hand and expected cash flow from operations for the next twelve months due to the increase in business and the opportunities we have included in our projections. The Company’s operating profit will continue to improve, as well as our net income with the conclusion of the Aeroflex interest bearing judgment.

In September 2023, the Company raised $721,000 from the issuance of Preferred Stock. The Company entered into a definitive subscription agreement pursuant to which an accredited investor purchased 66,667 shares of the Company’s Series B Preferred Stock (the “Series B Preferred”) for $400,000. These funds were used for working capital purposes to support the orders received and expected in the near term. The Company also entered into a definitive subscription agreement pursuant to which two accredited investors purchased 53,500 shares of the Company’s Series C Preferred Stock (the “Series C Preferred”) in total for $321,000. These funds were used for working capital purposes to support the orders received and expected in the near term (one accredited investor is a member of the Board of Directors who invested $171,000 and the other accredited investor is a related party who invested $150,000).

There was an increase in our receipt of new orders with an open order back log of $7.2 million at March 31, 2024 as compared to the Company’s backlog at March 31, 2023 was $6.5 million.

In June 2024, the Company’s CEO provided a short term advance totaling $20,500.

Based on the foregoing, we believe that our expected cash flows from operations, and fulfillment of our $7.2 million open orders will be sufficient to operate in the normal course of business for next 12 months from the issuance date of these financial statements.

2. Summary of Significant Accounting Policies

Principles of Consolidation:

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and include the Company and its wholly owned subsidiary. All significant inter-company accounts and transactions have been eliminated.

Leases:

The Company accounts for leases under Financial Accounting Standards Board (“FASB”) Topic 842, Accounting for Leases (“ASC 842). Under its core principle, a lessee recognizes a right-of-use (“ROU”) asset and a related lease liability on the balance sheet for most leases. The most significant change is on the balance sheet for lessees. For the income statement, the pattern of expense recognition depends on a lease’s classification.

TEL-INSTRUMENT ELECTRONICS CORP.

Notes To Consolidated Financial Statements

2. Summary of Significant Accounting Policies (continued)

Leases (continued):

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

When determining the transaction price of a contract, an adjustment is made if payment from the customer occurs either significantly before or significantly after performance, resulting in a significant financing component. Applying the practical expedient in paragraph 606-10-32-18, the Company does not assess whether a significant financing component exists if the period between when the Company performs its obligations under the contract and when the customer pays is one year or less. None of the Company’s contracts contained a significant financing component as of March 31, 2024.

Replacement Parts

The Company offers replacement parts for test equipment, ramp testers, and bench testers. Similar to the sale of test units, the control of the product transfers at a point of time and therefore, revenue is recognized at the point in time when the obligation to the customer has been fulfilled.

Extended Warranties

The extended warranties sold by the Company provide a level of assurance beyond the coverage for defects that existed at the time of a sale or against certain types of covered damage with coverage terms generally ranging from 2 to 7 years. Amounts received for warranties are recorded as deferred revenue and recognized as revenue ratably over the respective term of the agreements. As of March 31, 2024, approximately $179,422 is expected to be recognized from remaining performance obligations for extended warranties as compared to $296,400 on March 31, 2023. For the year ended March 31, 2024, the Company recognized revenue of $122,378 from amounts that were included in Deferred Revenue as compared to $98,908 for the year ended March 31, 2023.

The following table provides a summary of the changes in deferred revenues related to extended warranties for the year ended March 31, 2024:

Deferred revenues related to extended warranties on April 1, 2023	$296,400
Additional extended warranties	5,400
Revenue recognized for the year ended March 31, 2024	(122,378)
Deferred revenues related to extended warranties on March 31, 2024	$179,422

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

Other

The majority of the Company’s revenues are from contracts with the U.S. government, airlines, aircraft manufacturers, domestic distributors, international distributors for sales to military and commercial customers, and other commercial customers. The contracts with the U.S. government typically are subject to the Federal Acquisition Regulation (“FAR”) which provides guidance on the types of costs that are allowable in establishing prices for goods and services provided under U.S. government contracts. Payment terms and conditions vary by contract, although terms generally include a requirement of payment within a range from 30 to 60 days, or in certain cases, up-front deposits. In circumstances where the timing of revenue recognition differs from the timing of invoicing, the Company has determined that the Company's contracts generally do not include a significant financing component. Payments received prior to the delivery of units or services performed are recorded as deferred revenues. The Company applied the practical expedient to account for shipping and handling activities as fulfillment cost rather than as a separate performance obligation. Shipping and handling costs charged to customers are classified as sales, and the shipping and handling costs incurred are included in cost of sales. All sales are denominated in U.S. dollars. The Company excludes from revenues all taxes assessed by a governmental authority that are imposed on the sale of its products and collected from customers. The Company chose to apply the available practical expedient as commission eligible sales orders are fulfilled within less than one year and commissions are generally paid by the Company within 30 days of the related sales order fulfillment.

Disaggregation of revenue

In the following tables, revenue is disaggregated by revenue category.

	For the Year Ended March 31, 2024
	Commercial	Government
Sales Distribution
Test Units & Engineering	$638,375	$6,625,865
	$638,375	$6,625,865

The remainder of our revenues for the year ended March 31, 2024, are derived from repairs and calibration of $1,189,381 replacement parts of $205,079, extended warranties of $122,378 and other miscellaneous income of $28,009.

	For the Year Ended March 31, 2023
	Commercial	Government
Sales Distribution
Test Units & Engineering	$490,485	$6,369,374
	$490,485	$6,369,374

The remainder of our revenues for the year ended March 31, 2023, are derived from repairs and calibration of $1,462,048, replacement parts of $176,861, extended warranties of $98,908 and other miscellaneous income of $33,481.

TEL-INSTRUMENT ELECTRONICS CORP.

Notes To Consolidated Financial Statements

2. Summary of Significant Accounting Policies (continued)

Revenue Recognition (continued):

In the following table, revenue is disaggregated by geography.

	For the Year Ended March 31, 2024	For the Year Ended March 31, 2023
Geography
United States	$7,679,000	$6,690,067
International	1,130,087	1,941,090
Total	$8,809,087	$8,631,157

Fair Value of Financial Instruments:

Fair value is defined as the amount that would be received for selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and is measured using inputs in one of the following three categories:

Level 1 measurements are based on unadjusted quoted prices in active markets for identical assets or liabilities that we have the ability to access. Valuation of these items does not entail a significant amount of judgment.

Level 2 measurements are based on quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active or market data other than quoted prices that are observable for the assets or liabilities.

Level 3 measurements are based on unobservable data that are supported by little or no market activity and are significant to the fair value of the assets or liabilities.

The Company considers cash, accounts receivable, accounts payable and accrued liabilities to meet the definition of financial instruments. As of March 31, 2024 and 2023, the carrying amount of cash, accounts receivable, accounts payable and accrued liabilities approximate their fair value due to the relatively short period of time between their origination and their expected realization or payment.

Concentrations of Credit Risk:

Cash held in banks: The Company maintains cash balances at a financial institution that is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to federally insured limits of $250,000. At times balances may exceed FDIC insured limits. Cash balances for fiscal year 2024 did not exceed the FDIC insured limit and approximately $3.6 million exceeded the FDIC insured limit for fiscal year 2023. The Company has not experienced any losses in such accounts.

Accounts Receivable: The Company’s avionics customer base is primarily comprised of airlines, distributors, and the U.S. Government. As of March 31, 2024, the Company believes it has no significant credit risk related to its concentration within its accounts receivable.

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

Net Loss per Common Share Attributable to Common Shareholders:

Net loss per share attributable to common stockholders has been computed according to Accounting Standards Codification (“ASC 260”), Earnings per Share, which requires a dual presentation of basic and diluted loss per share (“EPS”). Basic EPS attributable to common stockholders represents net loss less preferred dividends divided by the weighted average number of common shares outstanding during a reporting period. Diluted EPS attributable to common stockholders reflects the potential dilution that could occur if securities, including preferred stock, warrants and options, were converted into common stock. The dilutive effect of outstanding warrants and options is reflected in earnings per share by use of the treasury stock method. The dilutive effect of preferred stock is reflected in earnings per share by use of the if-converted method. In applying the treasury stock method for stock-based compensation arrangements, the assumed proceeds are computed as the sum of the amount the employee must pay upon exercise and the amounts of average unrecognized compensation.

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

Despite the Company’s belief that its tax return positions are consistent with applicable tax laws, one or more positions may be challenged by taxing authorities. Settlement of any challenge can result in no change, a complete disallowance, or some partial adjustment reached through negotiations or litigation. Interest and penalties related to income tax matters, if applicable, will be recognized as income tax expense. There are no uncertain tax positions that management is aware of as of March 31, 2024 and 2023.

During the years ended March 31, 2024 and 2023 the Company did not incur any expense related to interest or penalties for income tax matters, and no such amounts were accrued as of March 31, 2024 and 2023. The Company’s tax years remain open for examination by the tax authorities primarily beginning 2021 through present.

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

Long-Lived Assets:

The Company assesses the recoverability of the carrying value of its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future, undiscounted cash flows expected to be generated by an asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. No impairment losses have been recognized for the years ended March 31, 2024, and 2023, respectively.

Use of Estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires that management make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The most significant estimates include income taxes, inventory, and accounts receivable valuations.

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

In June 2016, the FASB issued ASU No. 2016-13 Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Statements. The amendment in this update replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses on instruments within its scope, including trade receivables. This update is intended to provide financial statement users with more decision-useful information about the expected credit losses. The effective date of the new standard is for fiscal years beginning after December15, 2022 and was adopted by the Company on April 1, 2023. The adoption of this standard to did not have a significant impact on our financial position and results of operations.

TEL-INSTRUMENT ELECTRONICS CORP.

Notes To Consolidated Financial Statements

2. Summary of Significant Accounting Policies (continued)

Warranty Expenses:

Warranty reserves are based upon historical rates and specific items that are identifiable and can be estimated at time of sale. While warranty costs have historically been within the Company’s expectations and the provisions established, future warranty costs could be in excess of the Company’s warranty reserves. A significant increase in these costs could adversely affect the Company’s operating results for the period and the periods these additional costs materialize. Warranty reserves are adjusted from time to time when actual warranty claim experience differs from estimates. For the year ended March 31, 2024, warranty reserve costs were $18,047 as compared to $17,479 for the year ended March 31, 2023, and are included in Cost of Sales in the accompanying consolidated statement of operations. See Note 10 for warranty reserves.

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

The U.S. and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the start of the military conflict between Russia and Ukraine as well as the military conflicts in the Middle East. A continuation or worsening of the levels of market disruption and volatility seen in the recent past could have an adverse effect on our ability to access capital and on the market price of our common stock, and we may not be able to successfully raise capital through the sale of our securities.

Recently Issued, Not Yet Effective Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, which requires disaggregated information about our effective tax rate reconciliation as well as information on income taxes paid. The guidance will first be effective in our annual disclosures for the year ending December 31, 2026, and should be applied on a prospective basis with the option to apply retrospectively. Early adoption is permitted. The Company is in the process of assessing the impact of ASU 2023-09 on our disclosures.

On November 2023, the FASB issued ASU 2023-07 Segment Reporting: Improvements to Reportable Segment Disclosures. This guidance expands public entities ‘segment disclosures primarily by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. Public entities with a single reportable segment are required to provide the new disclosures and all the disclosures required under ASC 280. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The amendments are required to be applied retrospectively to all prior periods presented in an entity’s financial statements. We are currently evaluating this guidance to determine the impact it may have on our consolidated financial statements related disclosures.

No other recently issued accounting pronouncements had or are expected to have a material impact on the Company’s consolidated financial statements.

3. Accounts Receivable

The following table sets forth the components of accounts receivable:

	March 31,
	2024	2023
Government	$933,249	$651,370
Commercial	185,869	255,912
Less: Allowance for credit losses	(8,570)	(6,401)
	$1,110,548	$900,881

TEL-INSTRUMENT ELECTRONICS CORP.

Notes To Consolidated Financial Statements

4. Inventories

Inventories consist of:

	March 31,
	2024	2023
Purchased parts	$2,835,120	$2,602,447
Work-in-process	2,912,737	1,388,679
Finished goods	48,630	55,052
Less: Allowance for obsolete inventory	(384,843)	(460,113)
	$5,411,644	$3,586,065

Work-in-process inventory includes $1,066,665 and $973,216 for government contracts on March 31, 2024 and 2023, respectively.

5. Restricted Cash to Support Appeal Bond

In January 2018, the Company transferred $2,000,000 to a restricted cash account to secure a letter of credit which was used for collateral for the appeal bond (See Note 21). In September 2023, the restricted cash account funds of $2,011,083 which included interest earned, were used to make payment towards the final judgment. At March 31, 2024, the restricted cash balance was $0.

6. Prepaids and Other Current Assets

Prepaid expenses and other current assets consist of:

	March 31, 2024	March 31, 2023

Prepaid expenses	$186,231	$148,929
Deferred charges	27,719	24,720
Other receivables	211	643,976
	$214,161	$817,625

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

7. Equipment and Leasehold Improvements

Equipment and leasehold improvements consist of the following:

	March 31,
	2024	2023
Leasehold improvements	$127,655	$127,655
Machinery and equipment	1,931,831	1,918,717
Automobiles	23,712	23,712
Sales equipment	590,365	609,875
Assets under finance leases	637,189	637,189
Less: Accumulated depreciation & amortization	(3,237,557)	(3,231,981)
	$73,195	$85,167

Depreciation and amortization expense related to the assets above for the years ended March 31, 2024, and 2023 was $45,823 and $56,304, respectively.

TEL-INSTRUMENT ELECTRONICS CORP.

Notes To Consolidated Financial Statements (Continued)

8. Line of Credit

The Company has a line of credit with Bank of America with open availability up to $690,000 as of March 31, 2024, with monthly payments of interest only. The borrowing base calculation is tied to accounts receivable collateralized by substantially all of the assets of the Company. Interest on any outstanding balance is payable monthly at an annual interest rate equal to the sum of the greater of the BSBY (Bloomberg Short-Term Bank Yield Index rate) daily float plus 3.75 percentage points.

As of March 31, 2024, and March 31, 2023, the outstanding balances were $690,000 and $690,000, respectively. The interest rate on March 31, 2024, was 9.96%.

On April 1, 2024 Bank of America extended the Company line of credit with a maturity date of July 31, 2024, in addition the line of credit cash limit amount was increased from $690,000 to $1,000,000. Under the amendment, Interest on any outstanding balance is payable monthly at an annual interest rate equal to the Bank’s prime rate plus 1.05 percentage points and no less than 3.25%. The “Prime Rate” is the rate of interest publicly announced from time to time by the Bank as its Prime Rate. The Prime Rate is set by the Bank based on various factors, including the Bank’s costs and desired return, general economic conditions, and other factors, and is used as a reference point for pricing loans.

9. Right of Use Assets and Operating Lease Liability

The Company leases its facility in East Rutherford, NJ with monthly payments of $21,237 until August 2025. Thereafter, monthly payments are $23,083 for the balance of the 8 year lease agreement expiring August 2029.

The Company's leases generally do not provide an implicit rate, and therefore the Company uses its incremental borrowing rate as the discount rate when measuring operating lease liabilities. The incremental borrowing rate represents an estimate of the interest rate the Company would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of a lease. The Company estimated its incremental borrowing rate based on its credit quality, line of credit agreement and by comparing interest rates available in the market for similar borrowings. The Company used a discount rate of 3.90%. The weighted average remaining lease term is 5.42 years.

The Company leases a small office in Lawrence, Kansas under an operating lease agreement which expired March 30, 2024, and was renewed for an additional 12 months, expiring on March 31, 2025.

Right to use assets is summarized below:

	March 31,
	2024	2023
Right to use asset	$1,830,857	$1,830,857
Less: Accumulated amortization	(506,394)	(304,306)
Right to use assets, net	$1,324,463	$1,526,551

The following table reconciles the undiscounted future minimum lease payments (displayed by year and in the aggregate) under non-cancelable operating leases with terms of more than one year to the total lease liabilities recognized on the consolidated balance sheet as of March 31, 2024:

2025	$254,840
2026	267,767
2027	277,000
2028	277,000
2029	277,000
Thereafter	115,415
Total undiscounted future minimum lease payments	1,469,022
Less: Difference between undiscounted lease payments and discounted lease liabilities	(144,559)
Present value of net minimum lease payments	1,324,463
Less current portion	(210,111)
Operating lease liabilities – long-term	$1,114,352

TEL-INSTRUMENT ELECTRONICS CORP.

Notes To Consolidated Financial Statements (Continued)

9. Right of Use Assets and Operating Lease Liability (continued)

During the year ended March 31, 2024 and 2023, the Company recorded $400,333 and $408,588, as lease expense to current period operations, respectively.

10. Accrued Expenses

Accrued vacation pay, payroll and payroll withholdings consist of the following:

	March 31,
	2024	2023

Accrued vacation pay	$166,914	$163,430
Accrued compensation and payroll withholdings	81,799	76,604
	$248,713	$240,034

Accrued vacation pay, payroll and payroll withholdings include $22,451 and $26,535 on March 31, 2024, and 2023, respectively, which is due to officers.

Accrued expenses - other consist of the following:

	March 31,
	2024	2023

Accrued commissions	$-	$19,049
Warranty reserve	87,548	87,407
Accrued purchase	13,756	40,707
Other	18,723	10,733
	$120,027	$157,896

11. Series A 8% Convertible Preferred Stock

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

Preferred shall accumulate whether or not declared by the Board and shall remain accumulated dividends until paid. As of March 31, 2024, the Company recognized $1,170,667 as deemed dividends and are included in the carrying value of the Series A Convertible Preferred Stock. The Holders will vote together with the holders of the Company’s Common Stock on an as-converted basis on each matter submitted to a vote of holders of Common Stock (whether at a meeting of shareholders or by written consent). Effective beginning on the third anniversary of the Original Issue Date, and upon 30 days’ written notice to the Holders of Series A Preferred, the Company may, in its sole discretion, redeem the Series A Preferred at the aggregate Series A Stated Value plus any accrued and accumulated but unpaid dividends. During the years ended March 31, 2024 and 2023, the Company paid dividends of $0 and $60,000, respectively.

12. Series B 8% Convertible Preferred Stock

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

TEL-INSTRUMENT ELECTRONICS CORP.

Notes To Consolidated Financial Statements (Continued)

12. Series B 8% Convertible Preferred Stock (continued)

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

As of March 31, 2024, the Company recognized $336,445 as deemed dividends and are included in the carrying value of the Series B Convertible Preferred Stock. The Holders will vote together with the holders of the Company’s Common Stock on an as-converted basis on each matter submitted to a vote of holders of Common Stock (whether at a meeting of shareholders or by written consent). Effective beginning on the third anniversary of the Original Issue Date, and upon 30 days’ written notice to the Holders of Series B Preferred, the Company may, in its sole discretion, redeem the Series B Preferred at the aggregate Series B Stated Value plus any accrued and accumulated but unpaid dividends. During the years ended March 31, 2024 and 2023, the Company paid dividends of $0 and $20,000, respectively.

13. Series C 8% Convertible Preferred Stock

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

As of March 31, 2024, the Company recognized $14,215 as deemed dividends and are included in the carrying value of the Series C Convertible Preferred Stock. The Holders will vote together with the holders of the Company’s Common Stock on an as-converted basis on each matter submitted to a vote of holders of Common Stock (whether at a meeting of shareholders or by written consent). Effective beginning on the third anniversary of the Original Issue Date, and upon 30 days’ written notice to the Holders of Series C Preferred, the Company may, in its sole discretion, redeem the Series C Preferred at the aggregate Series C Stated Value plus any accrued and accumulated but unpaid dividends. During the year ended March 31, 2024, the Company paid dividends of $0.

14. Stock Option Plans

The Board of Directors (the “Board”) adopted on January 18, 2017, and ratified by the shareholders at the Annual Meeting on January 18, 2017, the Company’s 2016 Stock Option Plan (the “Plan”). The Plan provides for the granting of incentive stock options, by a committee to be appointed by the Board (both the Board and the Committee are referred to herein as the “Committee”) to directors, officers, and employees (excluding directors and officers who are not employees) to purchase shares of the Common Stock of the Company, par value $0.10 per share (the “Stock”), in accordance with the terms and provisions. The 2016 Plan reserves for issuance, options to purchase up to 250,000 shares of its common stock. Options granted under the plan are exercisable up to a period of five years from the date of grant at an exercise price which is not less than the fair market value of the common stock at the date of grant, except to a shareholder owning 10% or more of the outstanding common stock of the Company, as to which the exercise price must be not less than 110% of the fair market value of the common stock at the date of grant. Options are exercisable on a cumulative basis, 20% at or after each of the first, second, and third anniversary of the grant and 40% after the fourth year anniversary. During fiscal year 2024, the Company did not grant any stock options.

TEL-INSTRUMENT ELECTRONICS CORP.

Notes To Consolidated Financial Statements (Continued)

14. Stock Option Plans (continued)

A summary of the status of the Company’s stock option plans for the fiscal years ended March 31, 2024, and 2023 and changes during the years are presented below (in number of options):

	Number of Options	Average Exercise Price	Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding options on April 1, 2022	111,500	$3.14	2.72 years	$3,680
Options granted	-	$-
Options exercised	-	$-
Options canceled/forfeited	(12,500)	$3.16

Outstanding options on March 31, 2023	99,000	$3.13	1.78 years	$-
Options granted	-	$-
Options exercised	-	$-
Options canceled/forfeited	-	$-

Outstanding options on March 31, 2024	99,000	$3.13	0.78 years	$-

Vested Options:
March 31, 2024:	82,200	$3.16	0.5 years	$-
March 31, 2023:	49,200	$3.16	1.5 years	$-

Remaining options available for grant were 151,000 of March 31, 2024.

For the year ended March 31, 2024 the unamortized compensation expense for stock options was $8,565. Unamortized compensation expense is expected to be recognized over a weighted-average period of approximately 2.7 years.

The compensation cost that has been charged was $9,099 and $23,182 for the fiscal years ended March 31, 2024, and 2023, respectively.

15. Income Taxes

Income tax provision (benefit):

	Fiscal Year Ended
	March 31,	March 31,
	2024	2023
Current:
Federal	$-	$-
State and local	665	211

Total current tax provision	665	211

Deferred:
Federal	146,595	(120,422)
State and local	30,683	(7,926)

Total deferred tax provision (benefit)	177,278	(128,348)

Total provision (benefit)	$177,943	$(128,137)

TEL-INSTRUMENT ELECTRONICS CORP.

Notes To Consolidated Financial Statements (Continued)

15. Income Taxes (continued)

The approximate values of the components of the Company’s deferred taxes on March 31, 2024, and 2023 are as follows:

	March 31,	March 31,
	2024	2023
Deferred tax assets (liabilities):
Net operating loss carryforwards	$1,234,075	$566,694
Tax credits	342,218	329,032
Charitable contributions	53	54
Legal damages	-	1,363,176
Allowance for credit losses	1,817	1,372
Reserve for inventory obsolescence	81,609	98,608
Vacation accrual	35,396	35,025
Warranty reserve	18,565	18,732
Deferred revenues	25,388	63,651
Stock options	-	16,001
Gain on Sale of Asset	350	354
Depreciation	13,052	5,986
174 Capitalization	835,914	229,250
Deferred tax asset	2,588,437	2,727,935
Less valuation allowance	(137,780)	(100,000)

Deferred tax asset, net	$2,450,657	$2,627,935

The recognized deferred tax assets are based upon the expected utilization of their benefit from future taxable income. The Company has federal net operating loss (“NOL”) carryforwards of $5,836,933 as of March 31, 2024. These loss carryforwards are available to offset future taxable income and a certain amount are subject to expiration, beginning in the year 2033. The current year federal NOL of approximately $3,173,465 does not expire. New Jersey state NOL carryforwards $31,777 as of March 31, 2024. New Jersey state NOL carryforwards expire in 20 years, and certain of these amounts begin to expire in 2038. Kansas state NOL carryforwards $135,175 as of March 31, 2024. Kansas state NOL carryforwards do not expire.

The foregoing amounts are management’s estimates, and the actual results could differ from those estimates. Future profitability in this competitive industry depends on continually obtaining and fulfilling new profitable sales agreements and modifying products. The inability to obtain new profitable contracts or the failure of the Company’s engineering development efforts could reduce estimates of future profitability, which could affect the Company’s ability to realize the deferred tax assets. For the year ended March 31, 2024, the Company reported a tax provision of $177,943 as compared to a $(128,137) tax benefit in the prior year. The ERC interest included in year ended March 31, 2023 was a taxable event and the ERC refunds included in year ended March 31, 2023 were non-taxable events.

The differences between income taxes expected at the U.S. federal statutory income tax rate of 21 percent and the reported income tax expense are due to the recognition of the non-taxable ERC of $628,400 as other income during fiscal year ended March 31, 2023. A reconciliation of the income tax expense (benefit) provision at the statutory Federal tax rate of 21% for the years ended March 31, 2024, and 2023, respectively, to the income tax benefit provision recognized in the financial statements is as follows:

	March 31,	March 31,
	2024	2023

Income tax provision – statutory rate	$109,165	$(108,503)
Income tax expenses – state and local, net of federal benefit	(170)	(3,966)
Permanent items	2,335	(126,355)
Valuation Allowance	37,780	-
Rate changes	19,103	(21,942)
True ups	9,730	132,629
Income tax provision (benefit)	$177,943	$(128,137)

TEL-INSTRUMENT ELECTRONICS CORP.

Notes To Consolidated Financial Statements (Continued)

16. Net Income (Loss) per Share

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

	March 31, 2024	March 31, 2023
Basic net income (loss) per share computation:
Net income (loss)	$341,891	$(388,545)
Less: Preferred dividends	(351,549)	(320,000)

Net income (loss) attributable to common shareholders	(9,658)	(708,545)
Weighted-average common shares outstanding	3,255,887	3,255,887
Basic net income (loss) per share	$0.00	$(0.22)

The following table summarizes securities that, if exercised, would have an anti-dilutive effect on earnings per share:

	March 31, 2024	March 31, 2023
Convertible preferred stock	2,426,052	1,862,278
Stock options	99,000	99,000
	2,525,052	1,961,278

17. Related Parties

The Company has obtained marketing and sales services from a brother-in-law of the Company’s CEO with the related fees and commissions amounting to $115,942 and $145,446 for the years ended March 31, 2024, and 2023, respectively. On March 31, 2024, $66,155 was due this individual, which is included in accounts payable in the accompanying consolidated balance sheet.

18. Employee Benefit Plan

The Company sponsors a 401k Plan in which employee contributions on a pre-tax basis are supplemented by matching contributions by the Company. The Company charged to operations $ 53,324 and $58,090 as its matching contribution to the Company’s 401k Plan for the years ended March 31, 2024 and 2023, respectively.

TEL-INSTRUMENT ELECTRONICS CORP.

Notes To Consolidated Financial Statements (Continued)

19. Significant Customer Concentrations

Domestic commercial sales are made throughout the U.S. to commercial airlines and general aviation businesses directly or through distributors. There were $2,113,567 in domestic commercial sales in fiscal year 2024 and there was two (2) direct commercial customer who accounted for 24% and 19% of domestic commercial sales, respectively. The Company has one domestic distributor which receives discounts ranging between 16%-20% discount for stocking, selling, and, in some cases, providing product calibration and repairs. The loss of this distributor would not have a material adverse effect on the Company or its operations.

Our commercial distributor represented approximately 24% and 19%, respectively, of commercial sales during fiscal years 2024 and 2023.

Marketing to the U.S. Government is made directly by employees of the Company or through independent sales representatives, who receive similar commissions to the commercial distributors. For the years ended March 31, 2024, and 2023, sales to the U.S. Government, including shipments through the government’s logistics centers, represented approximately 5% and 18%, respectively, of total sales.

For the year ended March 31, 2024, two (2) direct customers represented 28% and 10% of total sales and 31%, 13% and 10% of government sales, respectively. No international distributors represented 10% or more of total sales or of total government sales for the year ended March 31, 2024. For the year ended March 31, 2023, two (2) direct customers represented 17% and 11% of total sales and 16%, 13% and 11% of government sales, respectively. No international distributors represented 10% or more of total sales or of total government sales for the year ended March 31, 2023.

Net sales to foreign customers, which, for the most part, are international distributors were $1,130,087 and $1,941,090 for the years ended March 31, 2024, and 2023, respectively. All other sales were to customers located in the U.S. The following table presents net sales by U.S. and foreign countries:

	2024	2023
United States	$7,679,000	$6,690,067
Foreign countries	1,130,087	1,941,090
Total Avionics Sales	$8,809,087	$8,631,157

Net sales related to any single foreign country more than 10% of consolidated net sales included two (2) foreign countries for fiscal year ended March 31, 2024. They were Korea (35%) and United Kingdom (30%). There were no net sales related to any single foreign country more than 10% of consolidated net sales for fiscal year ended March 31, 2023.

The Company had no assets outside the United States. Receivables from the U.S. Government represented approximately 6% and 11%, respectively, of total receivables on March 31, 2024, and 2023, respectively. As of March 31, 2024, there were two individual customers that represented 33% and 15% respectively of the Company’s total outstanding accounts receivable. As of March 31, 2023, one individual customer represented 25% of the Company’s outstanding accounts receivable.

The Company had one individual vendor that represented 18% of payables as of March 31, 2024 and no individual vendor representing over 10% of payables as of March 31, 2023.

Total sales by test set product that were more than 10% of consolidated net sales were the AN/USM-708 (13%) and the T-47/M5 (11%) for the year ended March 31, 2024. Total sales by test set product that were more than 10% of consolidated net sales were the T-47/M5 dual (17%) and AN/USM-708 (25%) for the year ended March 31, 2023.

TEL-INSTRUMENT ELECTRONICS CORP.

Notes To Consolidated Financial Statements (Continued)

20. Segment Information

In accordance with FAS ASC 280, “Disclosures about Segments of an Enterprise and related information”, the Company determined it has two reportable segments - avionics government and avionics commercial. There are no inter-segment revenues.

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

The tables below present information about reportable segments for the years ended March 31:

				Corporate/
	Avionics	Avionics	Avionics	Reconciling
2024	Government	Commercial	Total	Items	Total
Net sales	$6,625,865	$2,183,222	$8,809,087	$-	$8,809,087
Cost of sales	3,256,280	1,535,454	4,791,734	-	4,791,734
Gross margin	3,369,585	647,768	4,017,353	-	4,017,353

Total expenses (income)			$2,063,249	$1,434,270	3,497,519
Income (loss) before income taxes			$1,954,104	$(1,434,270)	$519,834

Segment Assets			$6,540,832	$4,210,958	$10,751,790

				Corporate/
	Avionics	Avionics	Avionics	Reconciling
2023	Government	Commercial	Total	Items	Total
Net sales	$6,369,374	$2,261,783	$8,631,157	$-	$8,631,157
Cost of sales	3,841,293	1,741,114	5,582,407	-	5,582,407
Gross margin	2,528,081	520,669	3,048,750	-	3,048,750

Total expenses (income)			$2,492,112	$1,073,320	3,565,432
Income (loss) before income taxes			$556,638	$(1,073,320)	$(516,682)

Segment Assets			$4,486,946	$10,942,868	$15,429,814

TEL-INSTRUMENT ELECTRONICS CORP.

Notes To Consolidated Financial Statements (Continued)

21. Litigation

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

The Aeroflex litigation did not result in a favorable outcome for the Company, despite our belief that we committed no wrongdoing. We have paid the $6.6 million judgment and interest in full and there are no outstanding obligations related to the Aeroflex litigation. The jury found no misappropriation of Aeroflex trade secrets but found that the Company tortiously interfered with a prospective business opportunity and awarded damages. The jury also found that TIC tortiously interfered with Aeroflex’s non-disclosure agreements with two former Aeroflex employees, and that the former Aeroflex employees breached their non-disclosure agreements with Aeroflex. Upon appeal, a decision on the case was rendered and released on July 21, 2023, the Kansas Appeals Court rejected each of TIC’s appeal arguments. TIC paid the full judgement and interest in the amount of $6,559,233 on September 15, 2023, including interest of $1,659,233.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

a) Evaluation of disclosure controls and procedures

We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. In designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation and subject to the foregoing, our chief executive officer and chief financial officer concluded that, our disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting described below.

b) Management’s Annual Report on Internal Control over Financial Reporting

Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2024 based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that our internal control over financial reporting as of March 31, 2024 was not effective.

A material weakness, as defined in the standards established by the Sarbanes-Oxley is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

The ineffectiveness of our internal control over financial reporting was due to the following material weaknesses:

●	Lack of adherence to formal policies and procedures with inventory controls.

Management’s Plan to Remediate the Material Weakness

Management has been implementing and continues to implement measures designed to ensure that control deficiencies contributing to the material weakness are remediated, such that these controls are designed, implemented, and operating effectively. The remediation actions include:

●	Management personnel, including our Chief Accounting Officer, are overseeing the financial reporting process and implementation of enhanced controls and governance;
●	Formation of an internal task team to enhance weaknesses over inventory movement, valuation, and internal controls.

Management is committed to maintaining a strong internal controls environment and implementing measures designed to help ensure that control deficiencies contributing to the material weakness are remediated as soon as possible. We have documented key procedures and controls using a risk-based approach and have, therefore, made progress toward remediation. We continue to implement our remediation plan, which includes continued engagement of an external financial consulting firm to enhance financial reporting and operations as well as design and implementation of controls. We will consider the material weakness remediated after the applicable controls operate for a sufficient period of time, and Management has concluded, through testing, that the controls are operating effectively.

Item 9A. Controls and Procedures (continued)

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures over financial reporting on an ongoing basis and is committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that exempt smaller reporting companies from this requirement.

c) Changes in Internal Control over Financial Reporting

Other than described above, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fourth quarter of the year ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our current directors and executive officers, their ages, positions held, and duration of such, are as follows:

Name (age)	Position	Year First Elected a director
Stephen A. Fletcher (1) (63)	Director	2011

George J. Leon (2) (3) (79)	Director	1986

Jeffrey C. O’Hara, CPA (1) (4) (66)	Director; President since August 2007; Chief Executive Officer since December 2010; Chief Operating Officer since June 2006; Vice President since 2005	1998

Robert A. Rice (2) (3) (68)	Director	2004

Robert H. Walker (2) (3) (5) (88)	Director and Chairperson of the Board since April 2011	1984

Pauline Romeo (6) (61)	Chief Accounting Officer since February 2021	2021

(1)

Mr. Fletcher is the son of Mr. Harold K. Fletcher, the former Chairperson of the Company who passed away in April 2011, and the brother-in-law of Jeffrey C. O’Hara, the Company’s Chief Executive Officer

(2)	Member of the Audit Committee

(3)	Member of the Compensation Committee

(4)	Mr. O’Hara has served as a member of the Board since 1998 and was appointed President of the Company in 2007, and as Chief Executive Officer in December 2010.

(5)	Mr. Walker has served as a member of the Board since 1984 and was appointed Chairperson of the Board in April 2011.

(6)	Ms. Romeo was appointed as Chief Accounting Officer in February 2021.

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

Robert H. Walker has served as member of our Board since 1984 and was elected Chairperson of the Board in April 2011. Mr. Walker, prior to his retirement in 1998, had served as Executive Vice President of Robotic Vision Systems, Inc., which designs, manufactures, markets, and sells automated two-dimensional and three-dimensional machine vision-based products and systems for inspection, measurement, and identification. Mr. Walker also served as Chief Financial Officer of that company, whose shares were listed on the NASDAQ National Market. Mr. Walker qualifies as the Company’s “Audit Committee Financial Expert” as defined in the regulations promulgated under the Securities Exchange Act.

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

Corporate Governance and Board Meetings

The Board is responsible for supervision of the overall affairs of the Company. The Board held three meetings during fiscal year 2024 and a majority of the nominee directors attended all of the meetings. The Company expects directors to attend all formal Board, committee, and shareholder meetings. Three of the directors, Messrs. Leon, Rice, and Walker, are independent as that term is defined under the Securities Exchange Act of 1934.

Robert H. Walker was elected Chairperson of the Board by the directors at their April 13, 2011 meeting of the Board upon the passing of Harold K. Fletcher who had been Chief Executive Officer and Chairperson of the Board since 1982. Jeffrey C. O’Hara was elected the Chief Executive Officer in December 2010.

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

Item 10. Directors, Executive Officers, and Corporate Governance (continued)

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

During fiscal 2024, all three members of the Audit Committee attended all four (4) of the Audit Committee meetings. In the opinion of the Board, and as defined under the Securities Exchange Act of 1934, Messrs. Walker, Leon, and Rice are independent of management and free of any relationship which might interfere with their exercise of independent judgment as members of this committee.

The Audit Committee has: (i) reviewed and discussed with management, and with Marcum LLP, (the “Auditor”) the Company’s audited consolidated financial statements for the fiscal year ended March 31, 2024; (ii) reviewed and discussed with management, and with our Auditor the Company’s interim financial statements for the periods ended June 30, 2023, September 30, 2023 and December 31, 2023; (iii) discussed with the Auditor the matters required to be discussed by PCAOB Standard 16, as amended, as adopted by the Public Company Accounting Oversight Board; (iv) received the written disclosures and the letter from the Auditor required by applicable requirements of the Public Company Accounting Oversight Board regarding the Auditor’ communications with the Audit Committee concerning independence; and (v) discussed with the Auditor their independence from the Company. The Audit Committee has also discussed with management of the Company and the Auditor such other matters and received such assurances from them as it deemed appropriate. The Audit Committee meets regularly with management and the Auditor, and then with the Auditor without management present, to discuss the result of the Auditor examination, the evaluation of the Company’s internal control over financial reporting and the overall quality of the Company’s accounting.

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

The Compensation Committee met once during the 2024 fiscal year; Messrs. Leon, Rice and Walker attended the meeting. Messrs. Leon, Rice, and Walker are independent, as defined under the Securities Exchange Act of 1934. See “Executive Compensation” below for a discussion of the Committee’s processes and procedures for reviewing and determining compensation.

Section 16(a) Beneficial Ownership Reporting Compliance

As of March 31, 2024, the end of the last fiscal year, the Company believes that all officers, directors and 10% beneficial owners, known to the Company, had, during such last fiscal year, timely filed required forms reporting beneficial ownership of Company securities, other than the Form 3 for Pauline Romeo, based solely on review of certain reports filed with the Securities and Exchange Commission pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, and information furnished to the Company.

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

Item 10. Directors, Executive Officers, and Corporate Governance (continued)

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

Item 11. Executive Compensation

The following table presents information regarding compensation of our principal executive officer, and the most highly compensated executive officers other than the principal executive officer for services rendered during fiscal years 2024 and 2023.

Summary Compensation Table

Grants of Plan-based Awards Table for Fiscal Year

Name and Principal Position	Fiscal Year	Salary ($) (1)	Incentive ($) (2)	Option Awards ($) (3)	All Other Compensation ($) (4)	Total ($)

Jeffrey C. O’Hara, CEO President	2024	190,000	-	-	26,135	216,135
	2023	190,008	45,000	-	25,547	260,555

Pauline X. Romeo CAO	2024	141,621	-	-	23,576	165,197
	2023	136,913	21,000	-	24,348	182,261

(1)	The amounts shown in this column represent the dollar value of base cash salary earned by each named executive officer (“NEO”).

(2)	Incentive compensation for each named executive officer (“NEO”).

(3)

Amounts in this column represent the fair value required by ASC Topic 718 to be included in our financial statements for all options granted during that year (see Note 14 to Notes to the Consolidated Financial Statements).

(4)	The amounts shown in this column represent amounts for medical and life insurance as well as the Company’s match in the 401(k) Plan.

There were no stock options granted during or for the 2024 fiscal year to our named executive officers:

Item 11. Executive Compensation (continued)

Outstanding Equity Awards at Fiscal Year End

The following table sets forth the outstanding stock option grants held by named executive officers at the end of the 2024 fiscal year. The option exercise price set forth in the table is based on the closing market price on the date of grant.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable (1)	Option Exercise Price ($)	Option Expiration Date

Pauline X. Romeo	800	1,200	$2.94	9/2/26
Jeffrey C. O’Hara	2,000	3,000	2.94	9/2/26
Pauline X. Romeo	9,000	6,000	3.11	1/12/26
Jeffrey C. O’Hara	25,000	-	3.19	5/08/24

Name	Number of Shares or Units of Stock that have not Vested (#)	Market Value of Shares of Units That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested (#)	Equity Incentive Plan Awards: Market of Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested ($)

Pauline X. Romeo	7,200	$12,672	-	-
Jeffrey C. O’Hara	3,000	$5,280	-	-

(1)	Options are exercisable, on a cumulative basis, 20% at or after each of the first, second, and third anniversary of the grant and 40% after the fourth year anniversary.

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

Options Exercised and Stock Vested During Fiscal Year 2024

No shares were acquired upon exercising options awards by our NEO’s during fiscal year 2024.

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

For the year ended March 31, 2024, the CEO received $0, and the CAO received $0. For the year ended March 31, 2023, the CEO received $45,000 and the CAO received $21,000.

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

Director Compensation

Directors who are not employees or officers of the Company receive $1,250 in cash and options, at the then market price, to purchase 1,000 shares of Common Stock for attendance at each in-person meeting and $625 in cash and options to purchase 500 shares of Common Stock for attendance at each formal telephonic meeting of the Board or of a committee of the Board. Non-employee directors may elect annually to accept the foregoing compensation or waive the stock option element and receive the $2,500 in cash for attendance at the in-person meeting and $1,250 in cash for each formal telephone meeting. During fiscal year 2024 non-employee directors earned the following compensation pursuant to this plan.

Name	Cash Compensation	Option Awards ($)(1)(2)	Total $
George J. Leon	$7,500	$-0-	$7,500
Robert A. Rice	$8,750	$-0-	$8,750
Robert H. Walker (3)	$8,750	$-0-	$8,750
Stephen A. Fletcher	$3,750	$-0-	$3,750

(1)	Amounts in this column, if any, represent the fair value required by ASC 718 to be included in our financial statements for all options granted during fiscal year 2024.

(2)	There are no options outstanding for the directors.

(3)	Mr. Walker also receives a monthly stipend of $2,400 for his additional responsibility as Chairperson of the Board.

Compensation Policy

The Company does not believe that its compensation policies are reasonably likely to increase corporate risk or have a material adverse effect on the Company.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information known to the Company with respect to the beneficial ownership as of June 21, 2024, by (i) all persons who are beneficial owners of five percent (5%) or more of the Company’s Common Stock, (ii) each director and nominee, (iii) the executive officers, and (iv) all current directors and executive officers as a group. A person is considered to beneficially own any shares: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, or (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days through an exercise of stock options or warrants. Unless otherwise indicated, voting and investment power relating to the shares shown in the tables for our directors and executive officers is exercised solely by the beneficial owner or shared by the owner and the owner’s spouse or children.

For purposes of these tables, a person or group of persons is deemed to have “beneficial ownership” of any shares of Common Stock that such person has the right to acquire within 60 days of June 21, 2024. For purposes of computing the percentage of outstanding shares of our Common Stock held by each person or group of persons, any shares that such person or persons has the right to acquire within 60 days of June 21, 2024, is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership.

Name and Address	Number of Shares Beneficially Owned		Percentage of Class (1)

Named Directors and Officers

Stephen A. Fletcher, Director	7,254	(2)	0.2%
3995 Oleander Court
Orange Beach, AL 36561

George J. Leon, Director	459,757	(3)	14.1%
168 Redpath Avenue
Toronto, Ontario, Canada M4P 2K6

Jeffrey C. O’Hara, CEO, Director	235,156	(4)	7.2%
853 Turnbridge Circle
Naperville, IL 60540

Robert A. Rice, Director	26,700		0.8%
5 Roundabout Lane
Cape Elizabeth, ME 04107

Robert H. Walker, Director	75,083		2.3%
27 Vantage Court
Port Jefferson, NY 11777

Pauline X. Romeo, CAO	9,800	(4)	0.3%
1 Branca Road East Rutherford, NJ 07073

All officers and directors as a group (6 persons)	813,750	(7)	24.9%

Vincent J. Dowling, Jr.	911,548	(5)	28.0%
54 Ledyard Road
West Hartford, CT 06117

Mrs. Sadie Fletcher	514,614	(6)	15.7%
657 Downing Lane
Williamsville, NY 14221

Vincent J. Dowling, Sr.	583,567	(8)	17.9%
102 Island Creek Drive
Indian River Shores, FL 32963

All officers, directors and 5% holders as a group (9 persons)	2,823,479	(9)	85.6%

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

(2)

Mr. Stephen A. Fletcher is the son of Mr. Harold K. Fletcher, former Chief Executive Officer, and director of the Company. Mr. Stephen A. Fletcher is the son of Mrs. Sadie Fletcher who beneficially owns 514,614 shares by virtue of the Estate of Harold K. Fletcher. Mr. Fletcher disclaims beneficial ownership of the shares owned by the Estate of Harold K. Fletcher.

(3)

Includes 419,921 shares owned by the George Leon Family Trust, of which Mr. Leon is a beneficiary. Mr. Leon acts as manager of the trust assets pursuant to an informal family, oral arrangement, and disclaims beneficial ownership of the shares owned by the trust. Includes 28,500 shares of common stock that may be acquired upon conversion of the Series C Convertible Preferred Stock as well as an additional 3,786 shares that may be acquired based on accrued dividends. The Holder(s) of the Series C Convertible Preferred Stock can vote together with the holders of the Company’s common stock (“Common Stock”) on an as-converted basis on each matter submitted to a vote of holders of Common Stock (whether at a meeting of shareholders or by written consent). In any such vote, the number of votes that may be cast by a Holder shall be equal to one (1) vote for each Conversion Share underlying such Holder’s outstanding shares of Series C Convertible Preferred Stock (see Note 16 to the consolidated financial statements).

(4)	Includes shares subject to currently exercisable stock options owned by Mr. O’Hara (27,000 shares) and Ms. Romeo (9,800 shares).

(5)

Includes 333,333 shares of common stock that may be acquired upon conversion of the Series A Convertible Preferred Stock as well as an additional 247,999 shares that may be acquired based on accrued dividends. The Holder(s) of the Series A Convertible Preferred Stock can vote together with the holders of the Company’s common stock (“Common Stock”) on an as-converted basis on each matter submitted to a vote of holders of Common Stock (whether at a meeting of shareholders or by written consent). In any such vote, the number of votes that may be cast by a Holder shall be equal to one (1) vote for each Conversion Share underlying such Holder’s outstanding shares of Series A Convertible Preferred Stock, subject to adjustment based on the applicable Maximum Conversion Amount, as of the record date for such vote or written consent or, if there is no specified record date, as of the date of such vote or written consent (see Note 16 to the consolidated financial statements). Shares of 3,336 are held by the children of the Holder.

(6)

Represents 486,293 shares owned by the Estate of Harold K. Fletcher, former Chief Executive Officer, and director of the Company. Mrs. Fletcher is the mother of Stephen A. Fletcher, a director of the Company. Includes 25,000 shares of common stock that may be acquired upon conversion of the Series C Convertible Preferred Stock as well as an additional 3,321 shares that may be acquired based on accrued dividends. The Holder(s) of the Series C Convertible Preferred Stock can vote together with the holders of the Company’s common stock (“Common Stock”) on an as-converted basis on each matter submitted to a vote of holders of Common Stock (whether at a meeting of shareholders or by written consent). In any such vote, the number of votes that may be cast by a Holder shall be equal to one (1) vote for each Conversion Share underlying such Holder’s outstanding shares of Series C Convertible Preferred Stock (see Note 16 to the consolidated financial statements).

(7)	Includes 36,800 shares subject to currently exercisable options held by all executive officers and directors of the Company (including those individually named above).

(8)

Includes 166,667 shares of common stock that may be acquired upon conversion of the Series B Convertible Preferred Stock as well as an additional 108,822 shares that may be acquired based on accrued dividends. The Holder(s) of the Series B Convertible Preferred Stock can vote together with the holders of the Company’s common stock (“Common Stock”) on an as-converted basis on each matter submitted to a vote of holders of Common Stock (whether at a meeting of shareholders or by written consent). In any such vote, the number of votes that may be cast by a Holder shall be equal to one (1) vote for each Conversion Share underlying such Holder’s outstanding shares of Series B Convertible Preferred Stock (see Note 16 to the consolidated financial statements). Also includes 166,667 shares of common stock that may be acquired upon conversion of the Series A Convertible Preferred Stock as well as an additional 124,000 shares that may be acquired based on accrued dividends. The Holder(s) of the Series A Convertible Preferred Stock can vote together with the holders of the Company’s common stock (“Common Stock”) on an as-converted basis on each matter submitted to a vote of holders of Common Stock (whether at a meeting of shareholders or by written consent). In any such vote, the number of votes that may be cast by a Holder shall be equal to one (1) vote for each Conversion Share underlying such Holder’s outstanding shares of Series A Convertible Preferred Stock, subject to adjustment based on the applicable Maximum Conversion Amount, as of the record date for such vote or written consent or, if there is no specified record date, as of the date of such vote or written consent (see Note 16 to the consolidated financial statements).

(9)

Includes 40,586 shares subject to currently exercisable options held by all executive officers and directors of the Company (including those individually named above). Also 581,332 and 290,667 shares of common stock that may be acquired upon conversion of the Series A Convertible Preferred Stock.

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

The following table provides information as of March 31, 2024, regarding compensation plans under which equity securities of the Company are authorized for issuance. See “Equity Compensation Plan Information” under Item 12 below.

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

* See discussion above and Note 14 of Notes to the Consolidated Financial Statements.

Item 13. Certain Relationships and Related Transactions and Director Independence

The Company has obtained marketing and sales services from a brother-in-law of the Company’s CEO with the related fees and commissions amounting to $115,942 and $145,446 for the years ended March 31, 2024, and 2023, respectively. At fiscal year ended March 31, 2024, $66,155 remained accrued and unpaid.

Director Independence

On an annual basis, each director and executive officer is obligated to disclose any transactions with the Company in which a director or executive officer, or any member of his or her immediate family, have a direct or indirect material interest in accordance with Item 407(a) of Regulation S-K.

As of June 24, 2024, the Board determined that the following directors are independent under these standards:

Robert Walker, George Leon, and Robert Rice.

Item 14. Principal Accounting Fees and Services

As previously reported, the Audit Committee appointed Marcum LLP to serve as the Company's independent auditor for fiscal year 2024.

For the fiscal years ended March 31, 2024, and 2023, professional services were performed by Marcum LLP and Friedman LLP, the Company’s independent registered public accountants for those years were as follows:

	2024	2023

Audit Fees (Friedman LLP)	$-	$82,950
Audit Fees (Marcum LLP)	139,100	59,850
Audit-Related Fees	-	-
Total Audit and Audit-Related Fees	139,100	142,800
Tax Fees	-	-
All Other Fees	-	-

Total	$139,100	$142,800

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

Marcum LLP performed the audit for the fiscal year ended March 31, 2024, and reviews for quarters 1, 2, and 3. Marcum LLP performed the audit for the fiscal year ended March 31, 2023, and reviews for quarters 2 and 3. Friedman LLP performed the review for quarter 1 for fiscal year ended March 31, 2023.

Audit Related Fees, Tax Fees, and All Other Fees. No fees under these categories were paid to Marcum LLP and Friedman LLP in 2024 and/or 2023.

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

(3.1)	Tel-Instrument Electronics Corp.’s Restated Certificate of Incorporation dated November 8, 1996 (incorporated by reference to the Current Report on Form 10-K filed with the SEC on July 14, 1997).
(3.2)	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 2, 2018).
(3.3)	Tel-Instrument Electronics Corp.’s By-Laws, as amended (incorporated by reference to Registration 33-18978 dated November 7, 1988).
(3.4)	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated October 9, 2018).
(3.5)	Certificate of Amendment to Certificate of Incorporation (Series B) (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated September 18, 2023).
(3.6)	Certificate of Amendment to Certificate of Incorporation (Series C) (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated September 18, 2023).
(10.1)	10% convertible subordinated note between Registrant and Harold K. Fletcher (incorporated by reference to the Company’s Report on Form 10-K filed with the SEC on July 15, 2002).
(10.2)	Purchase agreement between Registrant and Innerspace Technology (incorporated by reference to the Company’s Report on Form 10-K filed with the SEC on July 15, 2004).
(10.3)	Agreement between Registrant and Semaphore Capital Advisors, LLC (incorporated by reference to the Company’s Report on Form 10-K filed with the SEC on July 15, 2002).
(10.5)	Subordinated Note Between Registrant and Harold K. Fletcher (incorporated by reference to the Company’s Report on Form 8-K filed with the SEC on March 25, 2010).
(10.6)	Subordinated Note Between Registrant and Jeffrey C. O’Hara (incorporated by reference to the Company’s Report on Form 8-K filed with the SEC on March 25, 2010).
(10.7)	Loan Agreement with BCA Mezzanine Fund, LLP (incorporated by reference to the Company’s Report on Form 10-K filed with the SEC on June 29, 2011).
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

TEL-INSTRUMENT ELECTRONICS CORP.
(Registrant)

Dated: June 28, 2024	By:	/s/ Jeffrey C. O’Hara
Jeffrey C. O’Hara
CEO and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated and by signature hereto.

Signature	Title	Date

/s/ Jeffrey C. O’Hara	CEO, President, and Director	June 28, 2024
Jeffrey C. O’Hara

/s/ Pauline X. Romeo	Chief Accounting Officer	June 28, 2024
Pauline X. Romeo

/s/ Stephen A. Fletcher	Director	June 28, 2024
Stephen A. Fletcher

/s/ George J. Leon	Director	June 28, 2024
George J. Leon

/s/ Robert A. Rice	Director	June 28, 2024
Robert A. Rice

/s/ Robert H. Walker	Chairperson of the Board, Director	June 28, 2024
Robert H. Walker