Form 10-Q
period 2024-06-30
TEL INSTRUMENT ELECTRONICS CORP
filed 2024-08-14
CIK 96885

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2024

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

As of August 13, 2024, there were 3,255,887 shares outstanding of the registrant’s common stock.

TEL-INSTRUMENT ELECTRONICS CORP.

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements.

TEL-INSTRUMENT ELECTRONICS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2024	March 31, 2024
	(unaudited)
ASSETS

Current assets:
Cash	$149,550	$132,013
Accounts receivable, net	1,763,680	1,110,548
Inventories, net	5,208,229	5,411,644
Prepaid expenses and other current assets	213,024	214,161
Total current assets	7,334,483	6,868,366

Equipment and leasehold improvements, net	64,165	73,195
Operating lease right-of-use assets	1,272,700	1,324,463
Deferred tax asset, net	2,439,427	2,450,657
Other long-term assets	35,109	35,109
Total assets	$11,145,884	$10,751,790

LIABILITIES & STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,242,906	$1,276,935
Accrued expenses ‐vacation pay, payroll and payroll withholdings	265,948	248,713
Deferred revenues - current portion	57,778	72,803
Operating lease liabilities – current portion	204,064	210,111
Accrued expenses - other	179,748	120,027
Line of credit	1,000,000	690,000
Promissory notes – related parties	80,500	-
Total current liabilities	3,030,944	2,618,589

Operating lease liabilities – long-term	1,068,636	1,114,352
Other long term liabilities	43,524	45,501
Deferred revenues – long-term	104,963	119,721

Total liabilities	4,248,067	3,898,163

Commitments and contingencies

Stockholders’ equity:
Preferred stock, 1,000,000 shares authorized, par value $0.10 per share
Preferred stock, 500,000 shares 8% Cumulative Series A Convertible Preferred authorized, issued and outstanding, respectively par value $0.10 per share	4,175,998	4,115,998
Preferred stock, 320,000 shares 8% Cumulative Series B Convertible Preferred authorized, 233,334 and 233,334 issued and outstanding, par value $0.10 per share	1,732,701	1,704,701
Preferred stock, 166,667 shares 8% Cumulative Series C Convertible Preferred authorized; 53,500 and 53,500 issued, and outstanding, par value $0.10 per share	341,635	335,215
Common stock, 7,000,000 shares authorized, par value $0.10 per share, 3,255,887 and 3,255,887 shares issued and outstanding, respectively	325,586	325,586
Additional paid-in capital	6,286,607	6,379,085
Accumulated deficit	(5,964,710)	(6,006,958)
Total stockholders’ equity	6,897,817	6,853,627
Total liabilities and stockholders’ equity	$11,145,884	$10,751,790

See accompanying notes to unaudited condensed consolidated financial statements.

TEL-INSTRUMENT ELECTRONICS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	June 30, 2024	June 30, 2023

Net sales	$2,842,176	$2,866,929
Cost of sales	2,096,274	1,572,380

Gross margin	745,902	1,294,549

Operating expenses:
Selling, general and administrative	542,340	584,858
Engineering, research, and development	131,638	289,441
Total operating expenses	673,978	874,299

Income from operations	71,924	420,250

Other (expense) income:
Interest income	11	39,289
Interest expense – other	(18,457)	(13,455)
Interest expense – judgement	-	(70,245)
Total other net expense	(18,446)	(44,411)

Income before income taxes	53,478	375,839

Income tax expense	11,230	80,547

Net income	42,248	295,292

Preferred dividends	(94,420)	(80,000)

Net income (loss) attributable to common shareholders	$(52,172)	$215,292

Basic net (loss) income per common share	$(0.02)	$0.07
Diluted net (loss) income per common share	$(0.02)	$0.06

Weighted average shares outstanding:
Basic	3,255,887	3,255,887
Diluted	3,255,887	5,215,665

See accompanying notes to unaudited condensed consolidated financial statements.

TEL-INSTRUMENT ELECTRONICS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Three Months Ended June 30, 2024, and 2023

(Unaudited)

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Common Stock
	# of Shares Issued	Amount	# of Shares Issued	Amount	# of Shares Issued	Amount	# of Shares Issued	Amount	Additional Paid-In Capital	Accumulated Deficit	Total
Balances at April 1, 2024	500,000	$4,115,998	233,334	$1,704,701	53,500	$335,215	3,255,887	$325,586	$6,379,085	$(6,006,958)	$6,853,627
8% Dividends on Preferred Stock	-	60,000	-	28,000	-	6,420	-	-	(94,420)	-	-
Stock-based compensation	-	-	-	-	-	-	-	-	1,942	-	1,942
Net income	-	-	-	-	-	-	-	-	-	42,248	42,248
Balances at June 30, 2024	500,000	$4,175,998	233,334	$1,732,701	53,500	$341,635	3,255,887	$325,586	$6,286,607	$(5,964,710)	$6,897,817

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock
	# of Shares Issued	Amount	# of Shares Issued	Amount	# of Shares Issued	Amount	Additional Paid-In Capital	Accumulated Deficit	Total
Balances at April 1, 2023	500,000	$3,875,998	166,667	$1,207,367	3,255,887	$325,586	$6,721,535	$(6,348,849)	$5,781,637
8% Dividends on Preferred Stock	-	60,000	-	20,000	-	-	(80,000)	-	-
Stock-based compensation	-	-	-	-	-	-	3,269	-	3,269
Net income	-	-	-	-	-	-	-	295,292	295,292
Balances at June 30, 2023	500,000	$3,935,998	166,667	$1,227,367	3,255,887	$325,586	$6,644,804	$(6,053,557)	$6,080,198

See accompanying notes to unaudited condensed consolidated financial statements.

TEL-INSTRUMENT ELECTRONICS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	June 30, 2024	June 30, 2023
Cash flows from operating activities:
Net income	$42,248	$295,292
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Deferred income taxes	11,230	80,547
Depreciation and amortization	9,030	12,274
Amortization of right of use assets	51,763	49,786
Provision for inventory obsolescence	4,127	1,004
Non-cash stock-based compensation	1,942	3,269
Changes in assets and liabilities:
Increase in accounts receivable	(653,132)	(336,663)
Decrease (increase) in inventories	199,288	(21,600)
Decrease in prepaid expenses and other current assets	1,137	573,177
Decrease in accounts payable	(34,029)	(9,360)
Increase in accrued payroll, vacation pay and payroll taxes	17,235	64,416
Decrease in deferred revenues	(29,783)	(32,501)
Decrease in operating lease liabilities	(51,763)	(49,786)
Decrease in other long term liabilities	(1,977)	(1,978)
Increase in accrued expenses - other	59,721	8,150
Increase in accrued legal damages	-	70,245
Net cash (used) provided by operating activities	(372,963)	706,272

Cash flows from investing activities:
Purchases of equipment	-	(13,983)
Net cash used in investing activities	-	(13,983)

Cash flows from financing activities:
Draw from line of credit	310,000	-
Proceeds from promissory notes-related parties	80,500	-
Net cash provided by financing activities	390,500	-

Net increase in cash and restricted cash	17,537	692,289
Cash and restricted cash at beginning of period	132,013	5,850,481
Cash and restricted cash at end of period	$149,550	$6,542,770

End of period
Cash	$149,550	$4,531,637
Restricted cash	-	2,011,133
	$149,550	$6,542,770
Beginning of period
Cash	$132,013	$3,839,398
Restricted cash	-	2,011,083
	$132,013	$5,850,481
Supplemental cash flow information:
Taxes paid	$-	-
Interest paid	$17,869	$13,455

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

Liquidity

On June 30, 2024, the Company had positive working capital of $4,303,539 as compared to working capital of $4,249,777 on March 31, 2024. This included $149,550 of cash on hand and $1.8 million of accounts receivable.

The Company had a $7 million sales backlog on June 30, 2024.

On April 1, 2023, Bank of America further extended the maturity date of our line of credit from June 30, 2024 to July 31, 2024. Bank of America has extended the line of credit while in process of formally renewing the line of credit for an additional period. Additionally, the line of credit available was increased from $690,000 to $1,000,000. The line of credit was fully drawn upon for $1,000,000 on June 30, 2024. The Company repaid $75,000 of this line of credit in July 2024.

During June 2024, the Company’s CEO provided short term advances totaling $105,500. During July 2024, an additional $40,000 was provided in short term advances of which $25,000 was repaid during July 2024, with a balance owed as of August 13, 2024 of $120,500.

The Company believes it has sufficient cash on hand and expected cash flow from operations for the next twelve months due to the increase in business and the opportunities we have included in our projections. Revenues and profits are expected to improve in fiscal year 2025 due to the success of our SDR-OMNI product and the commencement of CRAFT ECP production.

Based on the foregoing, we believe that our expected cash flows from operations, and fulfillment of our $7 million open orders will be sufficient to operate in the normal course of business for next 12 months from the issuance date of these unaudited condensed consolidated financial statements.

Currently, the Company has no material future capital expenditure requirements.

TEL-INSTRUMENT ELECTRONICS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of Tel-Instrument Electronics Corp. as of June 30, 2024, the results of operations, change in stockholders’ equity and statements of cash flow for the three months ended June 30, 2024 and June 30, 2023. These results are not necessarily indicative of the results to be expected for the full year. The unaudited condensed consolidated financial statements have been prepared in accordance with the requirements of Form 10-Q and consequently do not include disclosures normally made in an Annual Report on Form 10-K. The March 31, 2024 balance sheet included herein was derived from the audited financial statements included in the Company’s Annual Report on Form 10-K as of that date. Accordingly, the unaudited condensed consolidated financial statements included herein should be reviewed in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2024, as filed with the United States Securities and Exchange Commission (the “SEC”) on June 28, 2024 (the “Annual Report”).

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

When determining the transaction price of a contract, an adjustment is made if payment from the customer occurs either significantly before or significantly after performance, resulting in a significant financing component. Applying the practical expedient in paragraph 606-10-32-18, the Company does not assess whether a significant financing component exists if the period between when the Company performs its obligations under the contract and when the customer pays is one year or less. None of the Company’s contracts contained a significant financing component as of June 30, 2024.

Replacement Parts

The Company offers replacement parts for test equipment, ramp testers, and bench testers. Similar to the sale of test units, the control of the product transfers at a point of time and therefore, revenue is recognized at the point in time when the obligation to the customer has been fulfilled.

Extended Warranties

The extended warranties sold by the Company provide a level of assurance beyond the coverage for defects that existed at the time of a sale or against certain types of covered damage with coverage terms ranging from 2 to 7 years. Amounts received for warranties are recorded as deferred revenue and recognized as revenue ratably over the respective term of the agreements. As of June 30, 2024, $162,741 is expected to be recognized from remaining performance obligations for extended warranties as compared to $179,422 at March 31, 2024. For the three months ended June 30, 2024, the Company recognized revenue from extended warranties of $16,681 from amounts that were included in Deferred Revenue as compared to $34,006 of extended warranties from amounts that were included in Deferred Revenue for the three months ended June 30, 2023.

The following table provides a summary of the changes in deferred revenues for the three months ended June 30, 2024:

Deferred revenues at April 1, 2024	$179,422
Revenue recognized for the three months ended June 30, 2024	(16,681)
Deferred revenues at June 30, 2024	$162,741

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

Disaggregation of revenue

In the following tables, revenue is disaggregated by revenue category.

	For the Three Months Ended June 30, 2024
	Commercial	Government
Sales Distribution
Test Units & Engineering	$186,702	$2,374,860
	$186,702	$2,374,860

The remainder of our revenues for the three months ended June 30, 2024, are derived from repairs and calibration of $221,581, replacement parts of $41,846, extended warranties of $16,681 and other net revenues of $506. We do not disaggregate these revenue streams as they are not deemed an important element related to how management operates the business between segments.

	For the Three Months Ended June 30, 2023
	Commercial	Government
Sales Distribution
Test Units & Engineering	$408,959	$1,977,812
	$408,959	$1,977,812

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

TEL-INSTRUMENT ELECTRONICS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2 – Summary of Significant Accounting Policies (continued)

In the following table, revenue is disaggregated by geography.

	For the Three Months Ended June 30, 2024	For the Three Months Ended June 30, 2023
Geography
United States	$2,569,844	$2,263,829
International	272,332	603,100
Total	$2,842,176	$2,866,929

For the three months ended June 30, 2024, two customers accounted for sales of 46% and 12%, respectively.

For the three months ended June 30, 2023, two customers accounted for sales of 36%, and 12%, respectively.

The Company, in addition to inside sales efforts, utilizes independent sales agents to sell its products to customers. A related party independent sales agent earned $10,026 in commissions for the three months ended June 30, 2024. The sales agent earned $9,000 for sales and marketing assistance for the three ended June 30, 2024. The same related party independent sales agent earned $1,600 in commissions for the three months ended June 30, 2023. The sales agent earned $9,000 for sales and marketing assistance for the three months ended June 30, 2023.

Long-Lived Assets

The Company assesses the recoverability of the carrying value of its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future, undiscounted cash flows expected to be generated by an asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. No impairment losses have been recognized for the three months ended June 30, 2024 and 2023.

New Accounting Pronouncements

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

TEL-INSTRUMENT ELECTRONICS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 3 – Accounts Receivable, net

The following table sets forth the components of accounts receivable:

	June 30, 2024	March 31, 2024
Government	$1,636,977	$933,249
Commercial	135,273	185,869
Less: Allowance for credit losses	(8,570)	(8,570)
	$1,763,680	$1,110,548

Note 4 – Inventories, net

Inventories consist of:

	June 30, 2024	March 31, 2024

Purchased parts	$2,896,263	$2,835,120
Work-in-process	2,624,754	2,912,737
Finished Goods	76,181	48,630
Less: Inventory reserve	(388,969)	(384,843)
	$5,208,229	$5,411,644

Note 5 – Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of:

	June 30, 2024	March 31, 2024

Prepaid expenses	$185,094	$186,231
Deferred charges	27,719	27,719
Other receivables	211	211
	$213,024	$214,161

Note 6 – Equipment and Leasehold Improvements

Equipment and leasehold improvements consist of the following:

	June 30, 2024	March 31, 2024
Leasehold improvements	$127,655	$127,655
Machinery and equipment	1,931,831	1,931,831
Automobiles	23,712	23,712
Sales equipment	590,365	590,365
Assets under finance leases	637,189	637,189
Less: Accumulated depreciation & amortization	(3,246,587)	(3,237,557)
	$64,165	$73,195

Depreciation and amortization expense related to the assets above for June 30, 2024 was $9,030 and March 31, 2024 was $45,823.

TEL-INSTRUMENT ELECTRONICS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 7 – Line of Credit

The Company has a line of credit with Bank of America with open availability up to $1,000,000 as of June 30, 2024, with monthly payments of interest only. The borrowing base calculation is tied to accounts receivable collateralized by substantially all of the assets of the Company.

As of June 30, 2024, and March 31, 2024, the outstanding balances were $1,000,000 and $690,000, respectively. The interest rate on June 30, 2024, was 9.55%.

On April 1, 2024 Bank of America extended the Company line of credit with a maturity date of July 31, 2024, in addition the line of credit cash limit amount was increased from $690,000 to $1,000,000. The renewal of the line of credit is in process by Bank of America. Under the amendment, interest on any outstanding balance is payable monthly at an annual interest rate equal to the Bank’s Prime Rate plus 1.05 percentage points and no less than 3.25%. The “Prime Rate” is the rate of interest publicly announced from time to time by the Bank as its Prime Rate. The Prime Rate is set by the Bank based on various factors, including the Bank’s costs and desired return, general economic conditions, and other factors, and is used as a reference point for pricing loans.

Note 8 – Right of Use Assets and Operating Lease Liability

The Company leases its facility in East Rutherford, NJ with monthly payments of $21,237 until August 2025. Thereafter, monthly payments are $23,083 for the balance of the 8 year lease agreement expiring August 2029.

The Company's leases generally do not provide an implicit rate, and therefore the Company uses its incremental borrowing rate as the discount rate when measuring operating lease liabilities. The incremental borrowing rate represents an estimate of the interest rate the Company would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of a lease. The Company estimated its incremental borrowing rate based on its credit quality, line of credit agreement and by comparing interest rates available in the market for similar borrowings. The Company used a discount rate of 3.90% for both June 30, 2024 and March 31,2024. The weighted average remaining lease term is 5.17 years.

Right to use assets is summarized below:

	June 30, 2024	March 31, 2024
Right to use asset	$1,830,857	$1,830,857
Less: Accumulated amortization	(558,157)	(506,394)
Right to use assets, net	$1,272,700	$1,324,463

The following table reconciles the undiscounted future minimum lease payments (displayed by year and in the aggregate) under non-cancelable operating leases with terms of more than one year to the total lease liabilities recognized on the unaudited condensed consolidated balance sheet as of June 30, 2024:

Remaining payments in fiscal 2025	$191,130
2026	267,767
2027	277,000
2028	277,000
2029	277,000
Thereafter	115,416
Total undiscounted future minimum lease payments	1,405,313
Less: Difference between undiscounted lease payments and discounted lease liabilities	(132,613)
Present value of net minimum lease payments	1,272,700
Less current portion	(204,064)
Operating lease liabilities – long-term	$1,068,636

Total rent expense for the three months ended June 30, 2024 was $91,777, as compared to $102,811 for the three months ended June 30, 2023.

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

A summary of the status of the Company’s stock option plans for the fiscal year ended March 31, 2024, and year to date June 30, 2024, and changes during the year are presented below (in number of options):

	Number of Options	Average Exercise Price	Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding options at April 1, 2024	99,000	$3.13	0.78 years	$-
Options granted	-	$-
Options exercised	-	$-
Options canceled/forfeited	(66,000)	$3.19

Outstanding options at June 30, 2024	33,000	$3.02	1.89 years	$-

Vested options at June 30, 2024	16,200	$3.03	1.8 years	$-

Remaining options available for grant were 217,000 as of June 30, 2024. It is anticipated that additional stock options will be awarded to key employees in the second quarter of the current fiscal year.

At June 30, 2024, the unamortized compensation expense for stock options was $6,622. Unamortized compensation expense is expected to be recognized over a weighted-average period of approximately 2.7 years.

For the three months ended June 30, 2024, the Company recorded stock compensation costs of $1,942 as compared to $3,269 for the three months ended June 30, 2023.

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

The tax effect of temporary differences, primarily net operating loss carryforwards, asset reserves and accrued liabilities, gave rise to the Company’s deferred tax asset. Deferred income taxes are recognized for the tax consequence of such temporary differences at the enacted tax rate expected to be in effect when the differences reverse. The Company had approximately $2.4 million in deferred tax assets at June 30, 2024 and approximately $2.5 million in deferred tax assets at March 31, 2024. The Company recognizes the impact of an uncertain income tax position taken on its income tax return at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority.

The net income was $42,248 for the three months ended June 30, 2024.

TEL-INSTRUMENT ELECTRONICS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 11 – Net Income (Loss) per Share

Net income (loss) per share has been computed according to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC 260”), “Earnings per Share,” which requires a dual presentation of basic and diluted income per share (“EPS”). Basic EPS represents net income (loss) divided by the weighted average number of common shares outstanding during a reporting period. Diluted EPS to common stockholders reflects the potential dilution that could occur if securities, including preferred stock and options, were converted into common stock. The dilutive effect of outstanding options is reflected in earnings per share by use of the treasury stock method. The dilutive effect of preferred stock is reflected in earnings per share by use of the if-converted method. In applying the treasury stock method for stock-based compensation arrangements, the assumed proceeds are computed as the sum of the amount the employee must pay upon exercise and the amounts of average unrecognized compensation. For the three months ended June 30, 2024, since the Company has a net loss attributable to common shareholders, the effect of common stock equivalents is anti-dilutive, and as such, common stock equivalents have been excluded from this calculation.

	Three Months Ended	Three Months Ended
	June 30, 2024	June 30, 2023
Basic net income (loss) per share computation:
Net income	$42,248	$295,292
Less: Preferred dividends	(94,420)	(80,000)
Net income (loss) attributable to common shareholders	(52,172)	215,292
Weighted-average common shares outstanding	3,255,887	3,255,887
Basic net income (loss) per share	$(0.02)	$0.07
Diluted net income (loss) per share computation
Net income (loss) attributable to common shareholders	$(52,172)	$215,292
Add: Preferred dividends	-	80,000
Diluted net income (loss) attributable to common shareholders	$(52,172)	$295,292
Weighted-average common shares outstanding	3,255,887	3,255,887
Incremental shares attributable to the assumed conversion of preferred stock	-	1,959,778
Total adjusted weighted-average shares	3,255,887	5,215,665
Diluted net income (loss) per share	$(0.02)	$0.06

The following table summarizes securities that, if exercised, would have an anti-dilutive effect on earnings per share for the three months ended:

	June 30, 2024	June 30, 2023
Convertible preferred stock	2,663,109	-
Stock options	33,000	99,000
	2,696,109	99,000

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

TEL-INSTRUMENT ELECTRONICS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 12 – Segment Information (continued)

The tables below present information about reportable segments within the avionics business for the three months ended June 30, 2024, and 2023:

Three Months Ended June 30, 2024	Avionics Government	Avionics Commercial	Avionics Total	Corporate Items	Total
Net sales	$2,374,860	$467,316	$2,842,176	$-	$2,842,176
Cost of sales	1,847,674	248,600	2,096,274	-	2,096,274
Gross margin	527,186	218,716	745,902	-	745,902

Total expenses			315,933	376,491	692,424
Income (loss) before income taxes			$429,969	$(376,491)	$53,478

Three Months Ended June 30, 2023	Avionics Government	Avionics Commercial	Avionics Total	Corporate Items	Total
Net sales	$1,977,812	$889,117	$2,866,929	$-	$2,866,929
Cost of sales	986,038	586,342	1,572,380	-	1,572,380
Gross margin	991,774	302,775	1,294,549	-	1,294,549

Total expenses			479,347	439,363	918,710
Income (loss) before income taxes			$815,202	$(439,363)	$375,839

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

Overview

Operations continued to be affected by major delays in component shipments from our vendors further delaying TIC’s ability to fulfill our customer orders which have hampered our ability to ship units under normal lead times. The supply chain situation is gradually improving, and TIC has received sufficient parts to resume normal production operations for the current fiscal year with the one major exception being parts for the CRAFT test sets. The Company was impacted by late deliveries of several components which negatively impacted production revenues in the first quarter. Although the Company has been negatively impacted by this situation, there was an increase in our receipt of new orders with an open order backlog of approximately $7 million on June 30, 2024.

The Company reported net sales of $2,842,176 for the three months ended June 30, 2024. This compared to net sales of $2,866,929 for the same three month period in the prior fiscal year.

Gross margin for the current quarter was $745,902 (26.2%) which is approximately 19 percentage points lower than the three months ended June 30, 2023 of $1,294,549 (45.2%). This is primarily attributable to the Navy Craft ECP margin true up as the program is nearing completion and engineering labor hours have exceeded our projections. Approximately $730,000 of Navy funding remains on this contract which should be completed in calendar year 2024. Once the development work is completed, production revenues of approximately $5 million per year are expected over a four-year period.

Net income was $42,248 for the three months ended June 30, 2024, as compared to net income of $295,292 in the prior year three months ended June 30, 2023.

Overview (continued)

The Company continues to pursue opportunities in the domestic and international market for our Mode 5 test sets. We continue to receive substantial orders from the U.S. Government and Northrup Grumman for our AN/USM-708 (“CRAFT”) Mode 5 test sets. We have completed the funded software upgrade to the TS-4530A product in the amount of $0.9 million and are in the process of securing AIMS certification. It is also possible that the USAF will elect to upgrade its TS-4530A units as well.

TIC has spent several years and millions of dollars in developing our ground-breaking SDR/OMNI and SDR-OMNI/MIL product which will address both the commercial market for transponder and navigation test sets as well as competing in the military secure comm test set market. The SDR/OMNI product line supports a wide frequency range to accommodate new commercial and military waveforms in an industry leading 4.5-pound package. This is approximately half the weight of competitive test sets. It is also the only new multi-purpose test set which meets the Class 1 military environmental specifications. It utilizes the latest touch screen technology and has the capability to replace all TIC commercial test sets and military flight-line test sets with one handheld product. The Company started initial production deliveries in December 2022. The Company recently received an order from Airbus for SDR-OMNI test sets to replace the obsolete test sets used in their world-wide manufacturing. This is a significant win as Airbus evaluated competitive products and selected the SDR-OMNI due to its faster speed and ease of use. In August 2024, the Company received a follow-on order from Airbus with additional orders expected. We have added a direct sales representative for the SDR-OMNI and are instituting a customer demo program which should allow us to significantly extend our sales reach for smaller customers. Significantly, every commercial customer that evaluates our test sets versus the competition has selected the SDR-OMNI.

TIC recently released the SDR-OMNI/MIL test set which adds SIF and TACAN test capability. The SDR-OMNI/MIL has received positive reviews from the U.S. DOD and international military customers. We have received purchase orders from Italy, South Korea and from U.S. customers and have shipped our first SDR-OMNI/MIL test set in July 2024. This is designed to replace thousands of obsolete military test sets currently in use. This is expected to be a significant driver of both revenues and future profitability. There are several companies competing in this market space, but we believe that our SDR/OMNI design will be extremely competitive.

TIC is also exploring new avenues to broaden its product portfolio including designing a high frequency test set for the Lockheed Martin F-35 program. This contract takes advantage of our expertise in RF technology. This is a completely new market for TIC as it involves high frequency communication signals. TIC is currently negotiating a sizeable production contract with Northrup Grumman for the new MADL test set.

Results of Operations

Sales

Net sales were $2,842,176 for the three months ended June 30, 2024, as compared to $2,866,929 for the same three month period in the prior fiscal year.

Gross Margin

Gross margin for the current quarter was $745,902 (26.2%) which is approximately 19 percentage points lower than the three months ended June 30, 2023 of $1,294,549 (45.2%). This is primarily attributable to the Navy Craft ECP margin true up as the program is nearing completion and engineering labor hours have exceeded our projections. Approximately $730,000 of Navy funding remains on this contract which should be completed in calendar year 2024. Once the development work is completed, production revenues of approximately $5 million per year are expected over a four-year period.

Operating Expenses

Selling, general and administrative expenses decreased $42,518 (7%) to $542,340 for the three months ended June 30, 2024, as compared to $584,858 for the three months ended June 30, 2023. The three month decrease is primarily a result of profit sharing accruals in the prior year three month period that was later reversed and travel and trade show participation timing.

Engineering, research, and development expenses decreased $157,803 (55%) to $131,638 for the three months ended June 30, 2024 as compared to $289,441 for the three months ended June 30, 2023. Total engineering expense decreased primarily as a result of the Navy ECP Contract non-recurring engineering expenditures (“NRE”) which reduced engineering costs in the current quarter by $244,769 with offsets for outside consultants and salary increases.

Income from Operations

As a result of the above, the Company recorded income from operations of $71,924 for the three months ended June 30, 2024, as compared to an income from operations of $420,250 for the three months ended June 30, 2023.

Other Expense, Net

Other net expense for the three months ended June 30, 2024 was $18,446 consisting primarily of line of credit interest, as compared to the three months ended June 30, 2023, total other net expense was $44,411, which was primarily a result of $70,245 accrued interest related to the legal judgement that was settled in the prior fiscal year.

Income before Income Taxes

The Company recorded income before taxes of $53,478 and $375,839 for the three months ended June 30, 2024 and June 30, 2023, respectively.

Income Tax Expense

For the three months ended June 30, 2024 and the three months ended June 30, 2023, the Company recorded income tax expense of $11,230 and $80,547, respectively.

Net Income

The Company recorded net income of $42,248 and $295,292 for the three months ended June 30, 2024 and June 30, 2023, respectively.

Liquidity and Capital Resources

At June 30, 2024, the Company had net working capital of $4,303,539 as compared to working capital of $4,249,777 at March 31, 2024. This included $149,550 of cash on hand and $1,763,680 million of accounts receivable.

The Company’s principal sources, and uses of funds were as follows:

Cash (used in) provided by operating activities. For the three months ended June 30, 2024, $372,963 in cash from operations was used, as compared to the three months ended June 30, 2023, the Company provided $706,272. This decrease in cash provided by (used in) for operations is mostly attributed to an increase in trade receivables offset by a decrease in inventories.

Cash used in investing activities. For the three months ended June 30, 2024, the Company used $0 for purchases of equipment as compared to the three months ended June 30, 2023, the Company used $13,983.

Cash provided by financing activities. For the three months ended June 30, 2024, the Company provided $390,500 from funds received from the Bank of America line of credit ($310,000) and short term related party loans ($80,500) as compared to $0 funds provided for in the three months ended June 30, 2023.

The Bank of America line of credit is in the process of being renewed and the current line of credit matured July 31, 2024. Bank of America has extended the line of credit during their renewal process. As of June 30, 2024, the $1,000,000 line of credit was fully used. The Company repaid $75,000 of this line of credit in July 2024.

Moving forward, we believe that our expected cash flows from increased operations and increased accounts receivable payments will be sufficient to operate in the normal course of business for next 12 months from the issuance date of these unaudited condensed financial statements.

Currently, the Company has no material future capital expenditure requirements.

These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on For 10-K for the fiscal year ended March 31, 2024, filed with the SEC on June 28, 2024 (the “Annual Report”).

Off-Balance Sheet Arrangements

As of June 30, 2024, the Company had no off-balance sheet arrangements.

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

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are not designed at a reasonable assurance level and are not effective in providing reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s report on internal control over financial reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for our company. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act, as a process designed by, or under the supervision of, a company’s principal executive and principal financial officer and effected by the our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

1.	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;

2.

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made in accordance with authorizations of management and directors of the company; and

3.

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible enhancements to controls and procedures.

Management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2024, based on the criteria in a framework developed by the Company’s management pursuant to and in compliance with the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, walkthroughs of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management has concluded that our internal control over financial reporting was not effective as of June 30, 2024, because management identified that there was a lack of adherence to formal policies and procedures with inventory controls.

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

(b) Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with the evaluation referred to above that occurred during our last completed fiscal quarter that has materially negatively affected, or is reasonably likely to materially affect, our internal control over financial reporting. As discussed above, management has remediation plans that will be implemented during fiscal year 2025.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

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

Item 1A. Risk Factors.

Not applicable because we are a smaller reporting company. Notwithstanding, we believe there are no changes that constitute material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2024, filed with the SEC on June 28, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company’s equity securities during the quarter ended June 30, 2024.

Item 3. Defaults upon Senior Securities.

There has been no default in the payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company during the quarter ending June 30, 2024.

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

TEL-INSTRUMENT ELECTRONICS CORP.

Date: August 14, 2024	By:	/s/ Jeffrey C. O’Hara
	Name:	Jeffrey C. O’Hara
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2024	By:	/s/ Pauline Romeo
	Name:	Pauline Romeo
	Title:	Chief Accounting Officer (Principal Financial and Accounting Officer)