Form 10-Q
period 2024-09-30
TEL INSTRUMENT ELECTRONICS CORP
filed 2024-11-14
CIK 96885

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2024

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

As of November 13, 2024, there were 3,255,887 shares outstanding of the registrant’s common stock.

TEL-INSTRUMENT ELECTRONICS CORP.

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements.

TEL-INSTRUMENT ELECTRONICS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2024	March 31, 2024
	(unaudited)
ASSETS

Current assets:
Cash	$242,366	$132,013
Accounts receivable, net	813,801	1,110,548
Inventories, net	4,989,908	5,411,644
Prepaid expenses and other current assets	205,649	214,161
Total current assets	6,251,724	6,868,366

Equipment and leasehold improvements, net	55,330	73,195
Operating lease right-of-use assets	1,220,431	1,324,463
Deferred tax asset, net	2,655,964	2,450,657
Other long-term assets	35,109	35,109
Total assets	$10,218,558	$10,751,790

LIABILITIES & STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,009,392	$1,276,935
Accrued expenses ‐vacation pay, payroll and payroll withholdings	280,159	248,713
Deferred revenues - current portion	231,808	72,803
Operating lease liabilities – current portion	206,061	210,111
Accrued expenses - other	174,350	120,027
Line of credit	965,000	690,000
Promissory notes – related parties	120,500	-
Total current liabilities	2,987,270	2,618,589

Operating lease liabilities – long-term	1,014,370	1,114,352
Other long term liabilities	41,546	45,501
Deferred revenues – long-term	90,205	119,721

Total liabilities	4,133,391	3,898,163

Commitments and contingencies

Stockholders’ equity:
Preferred stock, 1,000,000 shares authorized, par value $0.10 per share
Preferred stock, 500,000 shares 8% Cumulative Series A Convertible Preferred authorized, issued and outstanding, respectively par value $0.10 per share	4,235,998	4,115,998
Preferred stock, 320,000 shares 8% Cumulative Series B Convertible Preferred authorized, 233,334 and 233,334 issued and outstanding, par value $0.10 per share	1,760,701	1,704,701
Preferred stock, 166,667 shares 8% Cumulative Series C Convertible Preferred authorized; 53,500 and 53,500 issued, and outstanding, par value $0.10 per share	348,055	335,215
Common stock, 7,000,000 shares authorized, par value $0.10 per share, 3,255,887 and 3,255,887 shares issued and outstanding, respectively	325,586	325,586
Additional paid-in capital	6,194,131	6,379,085
Accumulated deficit	(6,779,304)	(6,006,958)
Total stockholders’ equity	6,085,167	6,853,627
Total liabilities and stockholders’ equity	$10,218,558	$10,751,790

See accompanying notes to unaudited condensed consolidated financial statements.

TEL-INSTRUMENT ELECTRONICS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023

Net sales	$1,777,342	$1,565,094	$4,619,518	$4,432,024
Cost of sales	1,570,402	1,205,610	3,666,676	2,777,990

Gross margin	206,940	359,484	952,842	1,654,034

Operating expenses:
Selling, general and administrative	550,468	521,070	1,092,808	1,105,928
Engineering, research, and development	656,086	317,715	787,724	607,155
Total operating expenses	1,206,554	838,785	1,880,532	1,713,083

Loss from operations	(999,614)	(479,301)	(927,690)	(59,049)

Other income (expense):
Interest income	-	12,320	11	51,609
Interest expense – judgement	-	(128,290)	-	(198,535)
Interest expense – other	(31,517)	(13,133)	(49,974)	(26,587)
Total other net (expense) income	(31,517)	(129,103)	(49,963)	(173,513)

Loss before income taxes	(1,031,131)	(608,404)	(977,653)	(232,562)

Income tax benefit	(216,537)	(173,251)	(205,307)	(92,701)

Net loss	(814,594)	(435,153)	(772,346)	(139,861)

Preferred dividends	(94,420)	(82,708)	(188,840)	(162,708)

Net loss attributable to common shareholders	$(909,014)	$(517,861)	$(961,186)	$(302,569)

Basic and Diluted net loss per common share	$(0.28)	$(0.16)	$(0.30)	$(0.09)

Weighted average shares outstanding:
Basic and Diluted	3,255,887	3,255,887	3,255,887	3,255,887

See accompanying notes to unaudited condensed consolidated financial statements.

TEL-INSTRUMENT ELECTRONICS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Three Months Ended September 30, 2024, and 2023

(Unaudited)

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Common Stock
	# of Shares Issued	Amount	# of Shares Issued	Amount	# of Shares Issued	Amount	# of Shares Issued	Amount	Additional Paid-In Capital	Accumulated Deficit	Total
Balances at July 1, 2024	500,000	$4,175,998	233,334	$1,732,701	53,500	$341,635	3,255,887	$325,586	$6,286,607	$(5,964,710)	$6,897,817
8% Dividends on Preferred Stock	-	60,000	-	28,000	-	6,420	-	-	(94,420)	-	-
Stock-based compensation	-	-	-	-	-	-	-	-	1,944	-	1,944
Net loss	-	-	-	-	-	-	-	-	-	(814,594)	(814,594)
Balances at September 30, 2024	500,000	$4,235,998	233,334	$1,760,701	53,500	$348,055	3,255,887	$325,586	$6,194,131	$(6,779,304)	$6,085,167

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Common Stock
	# of Shares Issued	Amount	# of Shares Issued	Amount	# of Shares Issued	Amount	# of Shares Issued	Amount	Additional Paid-In Capital	Accumulated Deficit	Total
Balances at July 1, 2023	500,000	$3,935,998	166,667	$1,227,367	-	-	3,255,887	$325,586	$6,644,804	$(6,053,557)	$6,080,198
8% Dividends on Preferred Stock	-	60,000	-	21,334	-	1,375	-	-	(82,709)	-	-
Issuance of Series B and Series C Preferred Stock	-	-	66,667	400,000	53,500	321,000	-	-	-	-	721,000
Stock-based compensation	-	-	-	-	-	-	-	-	1,945	-	1,945
Net loss	-	-	-	-	-	-	-	-	-	(435,153)	(435,153)
Balances at September 30, 2023	500,000	$3,995,998	233,334	$1,648,701	53,500	$322,375	3,255,887	$325,586	$6,564,040	$(6,488,710)	$6,367,990

For the Six Months Ended September 30, 2024, and 2023

(Unaudited)

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Common Stock
	# of Shares Issued	Amount	# of Shares Issued	Amount	# of Shares Issued	Amount	# of Shares Issued	Amount	Additional Paid-In Capital	Accumulated Deficit	Total
Balances at April 1, 2024	500,000	$4,115,998	233,334	$1,704,701	53,500	$335,215	3,255,887	$325,586	$6,379,085	$(6,006,958)	$6,853,627
8% Dividends on Preferred Stock	-	120,000	-	56,000	-	12,840	-	-	(188,840)	-	-
Stock-based compensation	-	-	-	-	-	-	-	-	3,886	-	3,886
Net loss	-	-	-	-	-	-	-	-	-	(772,346)	(772,346)
Balances at September 30, 2024	500,000	$4,235,998	233,334	$1,760,701	53,500	$348,055	3,255,887	$325,586	$6,194,131	$(6,779,304)	$6,085,167

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Common Stock
	# of Shares Issued	Amount	# of Shares Issued	Amount	# of Shares Issued	Amount	# of Shares Issued	Amount	Additional Paid-In Capital	Accumulated Deficit	Total
Balances at April 1, 2023	500,000	$3,875,998	166,667	$1,207,367	-	-	3,255,887	$325,586	$6,721,535	$(6,348,849)	$5,781,637
8% Dividends on Preferred Stock	-	120,000	-	41,334	-	1,375	-	-	(162,709)	-	-
Issuance of Series B and C Convertible Preferred Stock	-	-	66,667	400,000	53,500	321,000	-	-	-	-	721,000
Stock-based compensation	-	-	-	-	-	-	-	-	5,214	-	5,214
Net loss	-	-	-	-	-	-	-	-	-	(139,861)	(139,861)
Balances at September 30, 2023	500,000	$3,995,998	233,334	$1,648,701	53,500	$322,375	3,255,887	$325,586	$6,564,040	$(6,488,710)	$6,367,990

See accompanying notes to unaudited condensed consolidated financial statements.

TEL-INSTRUMENT ELECTRONICS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	September 30, 2024	September 30, 2023
Cash flows from operating activities:
Net loss	$(772,346)	$(139,861)
Adjustments to reconcile net loss to net cash used in operating activities
Deferred income taxes	(205,307)	(92,701)
Depreciation and amortization	17,865	24,325
Amortization of right of use assets	104,032	100,060
Provision (recovery) for inventory obsolescence	4,127	(5,132)
Non-cash stock-based compensation	3,886	5,214
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	296,747	(40,945)
Decrease (increase) in inventories	417,609	(511,589)
Decrease in prepaid expenses and other current assets	8,512	583,951
(Decrease) increase in accounts payable	(267,543)	313,639
Increase in accrued payroll, vacation pay and payroll taxes	31,446	67,723
Increase (decrease) in deferred revenues	129,489	(22,158)
Decrease in operating lease liabilities	(104,032)	(100,060)
Decrease in other long term liabilities	(3,955)	(3,955)
Increase in accrued expenses - other	54,323	-
Decrease in accrued legal damages	-	(6,360,698)
Net cash used by operating activities	(285,147)	(6,182,187)

Cash flows from investing activities:
Purchases of equipment	-	(32,352)
Net cash used in investing activities	-	(32,352)

Cash flows from financing activities:
Draw from line of credit	275,000	-
Proceeds from issuance of Preferred Stock	-	721,000
Proceeds from promissory notes-related parties	120,500	-
Net cash provided by financing activities	395,500	721,000

Net increase (decrease) in cash and restricted cash	110,353	(5,493,539)
Cash and restricted cash at beginning of period	132,013	5,850,481
Cash and restricted cash at end of period	$242,366	$356,942

End of period
Cash	$242,366	$356,942
	$242,366	$356,942
Beginning of period
Cash	$132,013	$3,839,398
Restricted cash	-	2,011,083
	$132,013	$5,850,481
Supplemental cash flow information:
Taxes paid	$-	-
Interest paid	$44,743	$26,587

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

Liquidity

On September 30, 2024, the Company had positive working capital of $3,264,454 as compared to working capital of $4,249,777 on March 31, 2024. This included $242,366 of cash on hand and $813,801 of accounts receivable.

The Company had a $7.9 million sales backlog on September 30, 2024.

On September 18, 2024, Bank of America renewed the line of credit with a maturity date of July 31, 2025. The line of credit drawn upon was $965,000 and a balance of $35,000 remained available on September 30, 2024.

During June 2024, the Company’s CEO provided short term advances totaling $105,500. During July 2024, an additional $40,000 was provided in short term advances of which $25,000 was repaid during July 2024, with a balance owed as of September 30, 2024 of $120,500. The maturity date for the principal balances was July 31, 2024 in the event the lender submitted a written demand for repayment. This event did not occur, and the interest continues to accrue on the principal until paid off in full at a per annum rate of 16%. As of September 30, 2024 the accrued interest was $5,230.

The Company believes it has sufficient cash on hand and expected cash flow from operations for the next twelve months due to the increase in business and the opportunities we have included in our projections. Revenues and profits are expected to improve in second half of fiscal year 2025 due to the success of our SDR-OMNI product and the commencement of CRAFT ECP and MADL production.

Based on the foregoing, we believe that our expected cash flows from operations, and fulfillment of our $7.9 million open orders will be sufficient to operate in the normal course of business for next 12 months from the issuance date of these unaudited condensed consolidated financial statements.

Currently, the Company has no material future capital expenditure requirements.

TEL-INSTRUMENT ELECTRONICS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of Tel-Instrument Electronics Corp. as of September 30, 2024, the results of operations, change in stockholders’ equity and statements of cash flow for the six months ended September 30, 2024 and September 30, 2023. These results are not necessarily indicative of the results to be expected for the full year. The unaudited condensed consolidated financial statements have been prepared in accordance with the requirements of Form 10-Q and consequently do not include disclosures normally made in an Annual Report on Form 10-K. The March 31, 2024 balance sheet included herein was derived from the audited financial statements included in the Company’s Annual Report on Form 10-K as of that date. Accordingly, the unaudited condensed consolidated financial statements included herein should be reviewed in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2024, as filed with the United States Securities and Exchange Commission (the “SEC”) on June 28, 2024 (the “Annual Report”).

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

When determining the transaction price of a contract, an adjustment is made if payment from the customer occurs either significantly before or significantly after performance, resulting in a significant financing component. Applying the practical expedient in paragraph 606-10-32-18, the Company does not assess whether a significant financing component exists if the period between when the Company performs its obligations under the contract and when the customer pays is one year or less. None of the Company’s contracts contained a significant financing component as of September 30, 2024.

Replacement Parts

The Company offers replacement parts for test equipment, ramp testers, and bench testers. Similar to the sale of test units, the control of the product transfers at a point of time and therefore, revenue is recognized at the point in time when the obligation to the customer has been fulfilled.

Extended Warranties

The extended warranties sold by the Company provide a level of assurance beyond the coverage for defects that existed at the time of a sale or against certain types of covered damage with coverage terms ranging from 2 to 7 years. Amounts received for warranties are recorded as deferred revenue and recognized as revenue ratably over the respective term of the agreements. As of September 30, 2024, $148,036 is expected to be recognized from remaining performance obligations for extended warranties as compared to $179,422 at March 31, 2024. For the three and six months ended September 30, 2024, the Company recognized revenue from extended warranties of $16,681 and $31,386, respectively, as compared to $32,580 and $66,586 of extended warranties from amounts that were included in Deferred Revenue for the three and six months ended September 30, 2023, respectively.

The following table provides a summary of the changes in deferred revenues for the six months ended September 30, 2024:

Deferred revenues at April 1, 2024	$179,422
Revenue recognized for the six months ended September 30, 2024	(31,386)
Deferred revenues at September 30, 2024	$148,036

Other Deferred Revenues

The Company sometimes receives payments in advance of shipment. These amounts are classified as other deferred revenues. For the periods ended September 30, 2024, and March 31, 2024, the Company had other deferred revenues of $173,977 and $13,102, respectively.

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

Disaggregation of revenue

In the following tables, revenue is disaggregated by revenue category.

	For the Three Months Ended September 30, 2024
	Commercial	Government
Sales Distribution
Test Units & Engineering	$70,512	$1,216,469
	$70,512	$1,216,469

The remainder of our revenues for the three months ended September 30, 2024, are derived from repairs and calibration of $386,242, replacement parts of $82,097, extended warranties of $14,705 and other net revenues of $7,317. We do not disaggregate these revenue streams as they are not deemed an important element related to how management operates the business between segments.

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

TEL-INSTRUMENT ELECTRONICS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2 – Summary of Significant Accounting Policies (continued)

	For the Six Months Ended September 30, 2024
	Commercial	Government
Sales Distribution
Test Units and Engineering	$257,214	$3,591,330
	$257,214	$3,591,330

The remainder of our revenues for the six months ended September 30, 2024, are derived from repairs and calibration of $607,823, replacement parts of $123,943, extended warranties of $31,386 and other revenues of $7,822. We do not disaggregate these revenue streams as they are not deemed an important element related to how management operates the business between segments.

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

In the following table, revenue is disaggregated by geography.

	For the Three Months Ended September 30, 2024	For the Three Months Ended September 30, 2023
Geography
United States	$1,438,289	$1,352,734
International	339,053	212,360
Total	$1,777,342	$1,565,094

	For the Six Months Ended September 30, 2024	For the Six Months Ended September 30, 2023
Geography
United States	$4,004,073	$3,616,564
International	615,445	815,460
Total	$4,619,518	$4,432,024

For the three months ended September 30, 2024, three customers accounted for sales of $339,724 or 19%, $298,138 or 17% and $212,898 or 12%. For the six months ended September 30, 2024 three customers accounted for sales of $1,617,883, or 35%, $550,939 or 12%, and $477,800 or 10%.

For the three months ended September 30, 2023, two customers accounted for sales of $412,770 or 26%, and $366,127 or 23%.

For the six months ended September 30, 2023 one customer accounted for sales of $1,446,626, or 33%.

TEL-INSTRUMENT ELECTRONICS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2 – Summary of Significant Accounting Policies (continued)

The Company, in addition to inside sales efforts, utilizes independent sales agents to sell its products to customers. A related party independent sales agent earned $21,821 and $31,847 in commissions for the three and six months ended September 30, 2024, respectively. The sales agent earned $9,000 and $18,000 for sales and marketing assistance for the three and six months ended September 30, 2024. The same related party independent sales agent earned $54,636 and $56,236 in commissions for the three and six months ended September 30, 2023, respectively. The sales agent earned $9,000 and $18,000 for sales and marketing assistance for the three and six months ended September 30, 2023.

New Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07 “Segment Reporting: Improvements to Reportable Segment Disclosures”. This guidance expands public entities segment disclosures primarily by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. Public entities with a single reportable segment are required to provide the new disclosures and all the disclosures required under ASC 280. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The amendments are required to be applied retrospectively to all prior periods presented in an entity’s financial statements. We are currently evaluating this guidance to determine the impact it may have on our consolidated financial statements related disclosures.

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

TEL-INSTRUMENT ELECTRONICS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 3 – Accounts Receivable, net

The following table sets forth the components of accounts receivable:

	September 30, 2024	March 31, 2024
Government	$425,608	$933,249
Commercial	396,763	185,869
Less: Allowance for credit losses	(8,570)	(8,570)
	$813,801	$1,110,548

Note 4 – Inventories, net

Inventories consist of:

	September 30, 2024	March 31, 2024

Purchased parts	$2,840,623	$2,835,120
Work-in-process	2,454,771	2,912,737
Finished Goods	83,483	48,630
Less: Inventory reserve	(388,969)	(384,843)
	$4,989,908	$5,411,644

Note 5 – Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of:

	September 30, 2024	March 31, 2024

Prepaid expenses	$172,930	$186,231
Deferred charges	27,719	27,719
Other receivables	5,000	211
	$205,649	$214,161

Note 6 – Equipment and Leasehold Improvements

Equipment and leasehold improvements consist of the following:

	September 30, 2024	March 31, 2024
Leasehold improvements	$127,655	$127,655
Machinery and equipment	1,931,831	1,931,831
Automobiles	23,712	23,712
Sales equipment	590,365	590,365
Assets under finance leases	637,189	637,189
Less: Accumulated depreciation & amortization	(3,255,422)	(3,237,557)
	$55,330	$73,195

Depreciation and amortization expense related to the assets above for the three months and six months ended September 30, 2024 was $9,030 and $17,865, respectively.  Depreciation and amortization expense for the three and six months ended September 30, 2023 was $12,274 and $24,325, respectively.

TEL-INSTRUMENT ELECTRONICS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 7 – Line of Credit

The Company has a line of credit with Bank of America with open availability up to $1,000,000 as of September 30, 2024, with monthly payments of interest only. The borrowing base calculation is tied to accounts receivable collateralized by substantially all of the assets of the Company.

As of September 30, 2024, and March 31, 2024, the outstanding balances were $965,000 and $690,000, respectively. The interest rate on September 30, 2024 was 9.55%.

On April 1, 2024 Bank of America extended the Company line of credit with a maturity date of July 31, 2024, in addition the line of credit cash limit amount was increased from $690,000 to $1,000,000. The Company line of credit was renewed by Bank of America, with a maturity of July 31, 2025. Under the amendment, interest on any outstanding balance is payable monthly at an annual interest rate equal to the Bank’s Prime Rate plus 1.05 percentage points and no less than 3.25%. The “Prime Rate” is the rate of interest publicly announced from time to time by the Bank as its Prime Rate. The Prime Rate is set by the Bank based on various factors, including the Bank’s costs and desired return, general economic conditions, and other factors, and is used as a reference point for pricing loans.

Note 8 – Right of Use Assets and Operating Lease Liability

The Company leases its facility in East Rutherford, NJ with monthly payments of $21,237 until August 2025. Thereafter, monthly payments are $23,083 for the balance of the 8 year lease agreement expiring August 2029.

The Company's leases generally do not provide an implicit rate, and therefore the Company uses its incremental borrowing rate as the discount rate when measuring operating lease liabilities. The incremental borrowing rate represents an estimate of the interest rate the Company would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of a lease. The Company estimated its incremental borrowing rate based on its credit quality, line of credit agreement and by comparing interest rates available in the market for similar borrowings. The Company used a discount rate of 3.90% for both September 30, 2024 and March 31, 2024. The weighted average remaining lease term is 4.92 years.

Right to use assets is summarized below:

	September 30, 2024	March 31, 2024
Right to use asset	$1,830,857	$1,830,857
Less: Accumulated amortization	(610,426)	(506,394)
Right to use assets, net	$1,220,431	$1,324,463

The following table reconciles the undiscounted future minimum lease payments (displayed by year and in the aggregate) under non-cancelable operating leases with terms of more than one year to the total lease liabilities recognized on the unaudited condensed consolidated balance sheet as of September 30, 2024:

Remaining payments in fiscal 2025	$127,421
2026	267,767
2027	277,000
2028	277,000
2029	277,000
Thereafter	115,416
Total undiscounted future minimum lease payments	1,341,604
Less: Difference between undiscounted lease payments and discounted lease liabilities	(121,173)
Present value of net minimum lease payments	1,220,431
Less current portion	(206,061)
Operating lease liabilities – long-term	$1,014,370

Total rent expense for the three and six months ended September 30, 2024 was $113,668 and $205,445, respectively, as compared to $102,923 and $205,734 for the three months and six months ended September 30, 2023, respectively.

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

The fair value of each option awarded is estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table.  Expected volatilities are based on historical volatility of Common Stock.  The expected life of the options granted represents the period of time from date of grant to expiration (5 years).  The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant.  The per share weighted-average fair value of stock options granted for the quarter ended September 30, 2024 was $1.36 on the date of grant using the Black Scholes option-pricing model with the following assumptions:

	Dividend	Risk-free
	Yield	Interest rate	Volatility	Life
2025	0.00%	3.73%	66.79%	5

There were no options granted in the prior fiscal year.

A summary of the status of the Company’s stock option plans for the fiscal year ended March 31, 2024, and year to date September 30, 2024, and changes during the year are presented below (in number of options):

	Number of Options	Average Exercise Price	Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding options at April 1, 2024	99,000	$3.13	0.78 years	$-
Options granted	160,000	$2.25
Options exercised	-	$-
Options canceled/forfeited	(66,000)	$3.19

Outstanding options at September 30, 2024	193,000	$2.38	4.3 years	$104,000

Vested options at September 30, 2024	19,800	$2.96	1.6 years	$-

Remaining options available for grant were 57,000 as of September 30, 2024.

At September 30, 2024, the unamortized compensation expense for stock options was $212,794. Unamortized compensation expense is expected to be recognized over a weighted-average period of approximately 0.6 years.

For the three months ended September 30, 2024, the Company recorded stock compensation costs of $1,944, as compared to $1,945 for the three months ended September 30, 2023. The Company recorded stock compensation costs of $3,886 as compared to $5,214 for the six months ended September 30, 2023.

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

The tax effect of temporary differences, primarily net operating loss carryforwards, asset reserves and accrued liabilities, gave rise to the Company’s deferred tax asset. Deferred income taxes are recognized for the tax consequence of such temporary differences at the enacted tax rate expected to be in effect when the differences reverse. The Company had approximately $2.7 million in deferred tax assets at September 30, 2024 and approximately $2.5 million in deferred tax assets at March 31, 2024. The Company recognizes the impact of an uncertain income tax position taken on its income tax return at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority.

Note 11 – Net Loss per Share

Net loss per share has been computed according to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC 260”), “Earnings per Share,” which requires a dual presentation of basic and diluted income per share (“EPS”). Basic EPS represents net loss divided by the weighted average number of common shares outstanding during a reporting period. Diluted EPS to common stockholders reflects the potential dilution that could occur if securities, including preferred stock and options, were converted into common stock. The dilutive effect of outstanding options is reflected in earnings per share by use of the treasury stock method. The dilutive effect of preferred stock is reflected in earnings per share by use of the if-converted method. In applying the treasury stock method for stock-based compensation arrangements, the assumed proceeds are computed as the sum of the amount the employee must pay upon exercise and the amounts of average unrecognized compensation. For the three and six months ended September 30, 2024 and 2023, since the Company has a net loss attributable to common shareholders, the effect of common stock equivalents is anti-dilutive, and as such, common stock equivalents have been excluded from this calculation.

	Three Months Ended	Three Months Ended
	September 30, 2024	September 30, 2023
Basic and diluted net loss per share computation:
Net loss	$(814,594)	$(435,153)
Less: Preferred dividends	(94,420)	(82,708)
Net loss attributable to common shareholders	(909,014)	(517,861)
Weighted-average common shares outstanding	3,255,887	3,255,887
Basic and diluted net loss per share	$(0.28)	$(0.16)

	Six Months Ended	Six Months Ended
	September 30, 2024	September 30, 2023
Basic and diluted net loss per share computation:
Net loss	$(772,346)	$(139,861)
Less: Preferred dividends	(188,840)	(162,708)
Net loss attributable to common shareholders	(961,186)	(302,569)
Weighted-average common shares outstanding	3,255,887	3,255,887
Basic and diluted net loss per share	$(0.30)	$(0.09)

The following table summarizes securities that, if exercised, would have an anti-dilutive effect on earnings per share for the three months and six months ended:

	September 30, 2024	September 30, 2023
Convertible preferred stock	2,700,319	2,151,611
Stock options	193,000	99,000
	2,893,319	2,250,611

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

The tables below present information about reportable segments within the avionics business for the three and six months ended September 30, 2024, and 2023:

Three Months Ended September 30, 2024	Avionics Government	Avionics Commercial	Avionics Total	Corporate Items	Total
Net sales	$1,216,469	$560,873	$1,777,342	$-	$1,777,342
Cost of sales	1,063,676	506,726	1,570,402	-	1,570,402
Gross margin	152,793	54,147	206,940	-	206,940

Total expenses			868,924	369,147	1,238,071
Loss before income taxes			$(661,984)	$(369,147)	$(1,031,131)

Three Months Ended September 30, 2023	Avionics Government	Avionics Commercial	Avionics Total	Corporate Items	Total
Net sales	$1,108,425	$456,669	$1,565,094	$-	$1,565,094
Cost of sales	773,358	432,252	1,205,610	-	1,205,610
Gross margin	335,067	24,417	359,484	-	359,484

Total expenses			512,603	455,285	967,888
Loss before income taxes			$(153,119)	$(455,285)	$(608,404)

Six Months Ended September 30, 2024	Avionics Government	Avionics Commercial	Avionics Total	Corporate Items	Total
Net sales	$3,591,329	$1,028,189	$4,619,518	$-	$4,619,518
Cost of sales	2,829,377	837,299	3,666,676	-	3,666,676
Gross margin	761,952	190,890	952,842	-	952,842

Total expenses			1,184,858	745,637	1,930,495
Loss before income taxes			$(232,016)	$(745,637)	$(977,653)

Six Months Ended September 30, 2023	Avionics Government	Avionics Commercial	Avionics Total	Corporate Items	Total
Net sales	$3,086,237	$1,345,787	$4,432,024	$-	$4,432,024
Cost of sales	1,759,396	1,018,594	2,777,990	-	2,777,990
Gross margin	1,326,841	327,193	1,654,034	-	1,654,034

Total expenses			991,950	894,646	1,886,596
Income (loss) before income taxes			$662,084	$(894,646)	$(232,562)

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

Overview

Despite the increasing backlog of $7.9 million on September 30, 2024, TIC had three major component delays that prevented shipment of outstanding orders on our two main revenue drivers. This included an extensive delay in battery deliveries and one PCB for our CRAFT product which currently has $4 million of backlog. We were also unable to ship any SDR-OMNI test sets due to delays with a PCB supplier. We received the CRAFT test set parts at the end of the last fiscal quarter and are now actively building units. The SDR-OMNI PCB is expected to arrive in early November 2024. As such, we expect a significant improvement in revenues and profits for the second half of the fiscal year.

The Company reported net sales of $1,777,342 for the three months ended September 30, 2024, as compared to net sales of $1,565,094 for the same three month period in the prior fiscal year. The Company reported net sales of $4,619,518 for the six months ended September 30, 2024, as compared to net sales of $4,432,024 for the same six month period in the prior fiscal year.

Gross margin for the current quarter was $206,940 (12%) which is approximately 11 percentage points lower than the three months ended September 30, 2023 of $359,484 (23%). This was primarily attributable to increased fixed production costs being spread over decreased volumes. Gross margin for the current six months ended September 30, 2024 was $952,842 (21%) which is approximately 16 percentage points lower than the six months ended September 30, 2023 of $1,654,034 (37%). This is primarily attributable to the Navy Craft ECP margin true up as the program is nearing completion and engineering labor hours have exceeded our projections. Approximately $730,000 of Navy funding remains on this contract which should be completed in FY 2025. Once the development work is completed, production revenues of approximately $5 million per year are expected over a four-year period.

Overview (continued)

Net loss was $814,594 and $772,346 for the three and six months ended September 30, 2024, as compared to a loss of $435,153 and $139,861 for the same periods in the prior year, respectively. The net loss increased versus the prior year due to the CRAFT ECP costs increasing versus the forecasted levels.

Backlog orders on September 30, 2024, were $7.9 million compared to $7.2 million as of March 31, 2024. Backlog has increased since then due in part to the receipt of a $1.55 million order for the new MADL test set for the F-35 program.

The Company continues to pursue opportunities in the domestic and international market for our Mode 5 test sets. We continue to receive substantial orders from the U.S. Government and Northrup Grumman for our AN/USM-708 (“CRAFT”) Mode 5 and MADL test sets.

TIC has spent several years and millions of dollars in developing our ground-breaking SDR/OMNI and SDR-OMNI/MIL product which will address both the commercial market for transponder and navigation test sets as well as competing in the military secure comm test set market. The SDR/OMNI product line supports a wide frequency range to accommodate new commercial and military waveforms in an industry leading 4.5-pound package. This is approximately half the weight of competitive test sets. It is also the only new multi-purpose test set which meets the Class 1 military environmental specifications. It utilizes the latest touch screen technology and has the capability to replace all TIC commercial test sets and military flight-line test sets with one handheld product. The Company started initial production deliveries in December 2022. The Company recently received an order from Airbus for SDR-OMNI test sets to replace the obsolete test sets used in their world-wide manufacturing. This is a significant win as Airbus evaluated competitive products and selected the SDR-OMNI due to its faster speed and ease of use. In August 2024, the Company received a follow-on order from Airbus with additional orders expected. We have added a direct sales representative for the SDR-OMNI and are instituting a customer demo program which should allow us to significantly extend our sales reach for smaller customers. To our knowledge, every commercial customer that evaluates our test sets versus the competition has selected the SDR-OMNI.

TIC recently released the SDR-OMNI/MIL test set which adds SIF and TACAN test capability. The SDR-OMNI/MIL has received positive reviews from the U.S. DOD and international military customers. We have also received an NSN number which is needed to sell to the U.S. military. We have already received purchase orders from Italy, South Korea, Germany and from the U.S. DOD. This is designed to replace thousands of obsolete military test sets currently in use. This is expected to be a significant driver of both revenues and future profitability. There are several companies competing in this market space, but we believe that our SDR-OMNI/MIL design will be extremely competitive.

TIC is also exploring new avenues to broaden its product portfolio including designing a high frequency test set for the Lockheed Martin F-35 program. This contract takes advantage of our expertise in RF technology. This is a completely new market for TIC as it involves high frequency communication signals. TIC recently received a $1.55 million production contract with Northrup Grumman for the new MADL test set.

Results of Operations

Sales

Net sales increased $212,248 or 14% to $1,777,342 for the three months ended September 30, 2024, as compared to net sales of $1,565,094 for the same three month period in the prior fiscal year. Net sales increased $187,494 or 4% to $4,619,518 for the six months ended September 30, 2024, as compared to net sales of $4,432,024 for the same six month period in the prior fiscal year. The respective increases in sales were due to mix of product sale customer demand.

Gross Margin

Gross margin for the current quarter was $206,940 (12%) which is approximately 11 percentage points lower than the three months ended September 30, 2023 of $359,484 (23%). This was primarily attributable to increased fixed production costs being spread over decreased volumes due to parts issues for both the CRAFT and SDR-OMNI product lines. Gross margin for the current six months ended September 30, 2024 was $952,842 (21%) which is approximately 16 percentage points lower than the six months ended September 30, 2023 of $1,654,034 (37%). This is primarily attributable to the Navy Craft ECP margin true up as the program is nearing completion and engineering labor hours have exceeded our projections. Approximately $730,000 of Navy funding remains on this contract which should be completed in calendar year 2024. Once the development work is completed, production revenues of approximately $5 million per year are expected over a four-year period.

Overview (continued)

Operating Expenses

Selling, general and administrative expenses increased $29,398 (6%) to $550,468 and decreased $13,120 (1%) to $1,092,808 for the three and six months ended September 30, 2024, the three month increase of $29,398 included the addition of two salespeople during June 2024. Compared to $521,070 and $1,105,928, respectively for the three and six months ended September 30, 2023.

Engineering, research, and development expenses increased $338,371 (107%) to $656,086 and $180,569 (30%) to $787,724 for the three and six months ended September 30, 2024, as compared to $317,715 and $607,155 for the three and six months ended September 30, 2023, respectively. Total engineering expense increased primarily as a result of the Navy ECP Contract non-recurring engineering expenditures (“NRE”) which are reimbursed and reduced engineering costs engineering time and materials completed during June 2024, with no new customer funded engineering projects currently.

Loss from Operations

As a result of the above, the Company recorded a loss from operations of $999,614 and $927,690 for the three and six months ended September 30, 2024, as compared to a loss from operations of $479,301 and $59,049 for the three and six months ended September 30, 2023.

Other Expense, Net

Other net expense for the three and six months ended September 30, 2024 was $31,517 and $49,963, respectively. Consisting primarily of line of credit interest, as compared to the three and six months ended September 30, 2023, total other expense was $129,103 and $173,513, which was primarily a result of accrued interest related to the legal judgement that was settled in the prior fiscal year.

Loss before Income Taxes

The Company recorded a net loss before taxes of $1,031,131 and $977,653 for the three and six months ended September 30, 2024, as compared to net loss before taxes of $608,404 and $232,562 for the three and six months ended September 30, 2023.

Income Tax Benefit

For the three and six months ended September 30, 2024, the Company recorded income tax benefits of $216,537 and $205,307, and related increase in its deferred tax asset, as a result of the Company’s net loss respectively, as compared to income tax benefits of $173,251 and $92,701 for the three and six months ended September 30, 2023, respectively.

Net Loss

The Company recorded net loss of $814,594 and $772,346 for the three and six months ended September 30, 2024, as compared to net loss of $435,153 and $139,861 for the three and six months ended September 30, 2023.

Liquidity and Capital Resources

At September 30, 2024, the Company had net working capital of $3,264,454 as compared to working capital of $4,249,777 at March 31, 2024. This included $242,366 of cash on hand and $813,801 of accounts receivable.

The Company’s principal sources, and uses of funds were as follows:

Cash used in operating activities. For the six months ended September 30, 2024, $285,147 in cash from operations was used, as compared to the six months ended September 30, 2023, the Company used $6,182,187 which included $6,559,233 used for the settlement of the Aeroflex judgement.

Cash used in investing activities. For the six months ended September 30, 2024, the Company did not use any cash for purchases of equipment as compared to the six months ended September 30, 2023, the Company used $32,352.

Cash provided by financing activities. For the six months ended September 30, 2024, the Company provided $395,500 from funds received from the Bank of America line of credit $275,000 and short term related party loans $120,500 as compared to $721,000 funds provided for in the six months ended September 30, 2023 from issuance of Series B and C Preferred Stock.

The Bank of America line of credit was renewed, and the current line of credit matures July 31, 2025 with an available line of $1,000,000. As of September 30, 2024, $965,000 of the line of credit was used.

Moving forward, we believe that our expected cash flows from increased operations and increased accounts receivable payments will be sufficient to operate in the normal course of business for next 12 months from the issuance date of these unaudited condensed financial statements.

Currently, the Company has no material future capital expenditure requirements.

Off-Balance Sheet Arrangements

As of September 30, 2024, the Company had no off-balance sheet arrangements.

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

Management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2024, based on the criteria in a framework developed by the Company’s management pursuant to and in compliance with the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, walkthroughs of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management has concluded that our internal control over financial reporting was not effective as of September 30, 2024, because management identified that there was a lack of adherence to formal policies and procedures with inventory controls.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company’s equity securities during the quarter ended September 30, 2024.

Item 3. Defaults upon Senior Securities.

There has been no default in the payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company during the quarter ending September 30, 2024.

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

TEL-INSTRUMENT ELECTRONICS CORP.

Date: November 14, 2024	By:	/s/ Jeffrey C. O’Hara
	Name:	Jeffrey C. O’Hara
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2024	By:	/s/ Pauline Romeo
	Name:	Pauline Romeo
	Title:	Chief Accounting Officer (Principal Financial and Accounting Officer)