Form 10-Q
period 2024-12-31
TEL INSTRUMENT ELECTRONICS CORP
filed 2025-02-13
CIK 96885

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2024

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

As of February 12, 2025, there were 3,255,887 shares outstanding of the registrant’s common stock.

TEL-INSTRUMENT ELECTRONICS CORP.

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements.

TEL-INSTRUMENT ELECTRONICS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2024	March 31, 2024
	(unaudited)
ASSETS

Current assets:
Cash	$192,783	$132,013
Accounts receivable, net	1,138,791	1,110,548
Inventories, net	4,008,012	5,411,644
Prepaid expenses and other current assets	194,548	214,161
Total current assets	5,534,134	6,868,366

Equipment and leasehold improvements, net	47,839	73,195
Operating lease right-of-use assets	1,167,650	1,324,463
Deferred tax asset, net	2,801,936	2,450,657
Other long-term assets	35,109	35,109
Total assets	$9,586,668	$10,751,790

LIABILITIES & STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$814,637	$1,276,935
Accrued expenses -vacation pay, payroll and payroll withholdings	201,257	248,713
Deferred revenues - current portion	261,306	72,803
Operating lease liabilities – current portion	208,076	210,111
Accrued expenses - other	264,954	120,027
Line of credit	1,000,000	690,000
Promissory notes – related parties	120,500	-
Total current liabilities	2,870,730	2,618,589

Operating lease liabilities – long-term	959,574	1,114,352
Other long term liabilities	39,567	45,501
Deferred revenues – long-term	75,522	119,721

Total liabilities	3,945,393	3,898,163

Commitments and contingencies

Stockholders’ equity:
Preferred stock, 1,000,000 shares authorized, par value $0.10 per share
Preferred stock, 500,000 shares 8% Cumulative Series A Convertible Preferred authorized, issued and outstanding, respectively par value $0.10 per share	4,295,998	4,115,998
Preferred stock, 320,000 shares 8% Cumulative Series B Convertible Preferred authorized, 233,334 and 233,334 issued and outstanding, par value $0.10 per share	1,788,701	1,704,701
Preferred stock, 166,667 shares 8% Cumulative Series C Convertible Preferred authorized; 53,500 and 53,500 issued, and outstanding, par value $0.10 per share	354,475	335,215
Common stock, 7,000,000 shares authorized, par value $0.10 per share, 3,255,887 and 3,255,887 shares issued and outstanding, respectively	325,586	325,586
Additional paid-in capital	6,112,302	6,379,085
Accumulated deficit	(7,235,787)	(6,006,958)
Total stockholders’ equity	5,641,275	6,853,627
Total liabilities and stockholders’ equity	$9,586,668	$10,751,790

See accompanying notes to unaudited condensed consolidated financial statements.

TEL-INSTRUMENT ELECTRONICS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023
Net sales	$2,972,137	$2,403,099	$7,591,655	$6,835,123
Cost of sales	2,337,736	1,434,981	6,004,412	4,212,971

Gross margin	634,401	968,118	1,587,243	2,622,152

Operating expenses:
Selling, general and administrative	601,187	414,458	1,693,995	1,520,386
Engineering, research, and development	608,160	306,546	1,395,884	913,701
Total operating expenses	1,209,347	721,004	3,089,879	2,434,087

(Loss) income from operations	(574,946)	247,114	(1,502,636)	188,065

Other income (expense):
Interest income	-	35	11	50,642
Interest expense – judgement	-	-	-	(198,535)
Interest expense – other	(27,509)	(22,976)	(77,483)	(48,561)
Total other net income (expense)	(27,509)	(22,941)	(77,472)	(196,454)

(Loss) income before income taxes	(602,455)	224,173	(1,580,108)	(8,389)

Income tax (benefit) expense	(145,972)	90,364	(351,279)	(2,337)

Net (loss) income	(456,483)	133,809	(1,228,829)	(6,052)

Preferred dividends	(94,420)	(94,420)	(283,260)	(257,128)

Net (loss) income attributable to common shareholders	$(550,903)	$39,389	$(1,512,089)	$(263,180)

Basic net (loss) income per common share	$(0.17)	$0.01	$(0.46)	$(0.08)
Diluted net (loss) income per common share	$(0.17)	$0.02	$(0.46)	$(0.08)

Weighted average shares outstanding:
Basic	3,255,887	3,255,887	3,255,887	3,255,887
Diluted	3,255,887	5,610,634	3,255,887	3,255,887

See accompanying notes to unaudited condensed consolidated financial statements.

TEL-INSTRUMENT ELECTRONICS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Three Months Ended December 31, 2024, and 2023

(Unaudited)

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Common Stock
	# of Shares Issued	Amount	# of Shares Issued	Amount	# of Shares Issued	Amount	# of Shares Issued	Amount	Additional Paid-In Capital	Accumulated Deficit	Total
Balances at October 1, 2024	500,000	$4,235,998	233,334	$1,760,701	53,500	$348,055	3,255,887	$325,586	$6,194,131	$(6,779,304)	$6,085,167
8% Dividends on Preferred Stock	-	60,000	-	28,000	-	6,420	-	-	(94,420)	-	-
Stock-based compensation	-	-	-	-	-	-	-	-	12,591	-	12,591
Net loss	-	-	-	-	-	-	-	-	-	(456,483)	(456,483)
Balances at December 31, 2024	500,000	$4,295,998	233,334	$1,788,701	53,500	$354,475	3,255,887	$325,586	$6,112,302	$(7,235,787)	$5,641,275

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Common Stock
	# of Shares Issued	Amount	# of Shares Issued	Amount	# of Shares Issued	Amount	# of Shares Issued	Amount	Additional Paid-In Capital	Accumulated Deficit	Total
Balances at October 1, 2023	500,000	$3,995,998	233,334	$1,648,701	53,500	$322,375	3,255,887	$325,586	$6,564,040	$(6,488,710)	$6,367,990
8% Dividends on Preferred Stock	-	60,000	-	28,000	-	6,420	-	-	(94,420)	-	-
Stock-based compensation	-	-	-	-	-	-	-	-	1,942	-	1,942
Net income	-	-	-	-	-	-	-	-	-	133,809	133,809
Balances at December 31, 2023	500,000	$4,055,998	233,334	$1,676,701	53,500	$328,795	3,255,887	$325,586	$6,471,562	$(6,354,901)	$6,503,741

TEL-INSTRUMENT ELECTRONICS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Nine Months Ended December 31, 2024, and 2023

(Unaudited)

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Common Stock
	# of Shares Issued	Amount	# of Shares Issued	Amount	# of Shares Issued	Amount	# of Shares Issued	Amount	Additional Paid-In Capital	Accumulated Deficit	Total
Balances at April 1, 2024	500,000	$4,115,998	233,334	$1,704,701	53,500	$335,215	3,255,887	$325,586	$6,379,085	$(6,006,958)	$6,853,627
8% Dividends on Preferred Stock	-	180,000	-	84,000	-	19,260	-	-	(283,260)	-	-
Stock-based compensation	-	-	-	-	-	-	-	-	16,477	-	16,477
Net loss	-	-	-	-	-	-	-	-	-	(1,228,829)	(1,228,829)
Balances at December 31, 2024	500,000	$4,295,998	233,334	$1,788,701	53,500	$354,475	3,255,887	$325,586	$6,112,302	$(7,235,787)	$5,641,275

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Common Stock
	# of Shares Issued	Amount	# of Shares Issued	Amount	# of Shares Issued	Amount	# of Shares Issued	Amount	Additional Paid-In Capital	Accumulated Deficit	Total
Balances at April 1, 2023	500,000	$3,875,998	166,667	$1,207,367	-	-	3,255,887	$325,586	$6,721,535	$(6,348,849)	$5,781,637
8% Dividends on Preferred Stock	-	180,000	-	69,334	-	7,795	-	-	(257,129)	-	-
Issuance of Series B and C Convertible Preferred Stock	-	-	66,667	400,000	53,500	321,000	-	-	-	-	721,000
Stock-based compensation	-	-	-	-	-	-	-	-	7,156	-	7,156
Net loss	-	-	-	-	-	-	-	-	-	(6,052)	(6,052)
Balances at December 31, 2023	500,000	$4,055,998	233,334	$1,676,701	53,500	$328,795	3,255,887	$325,586	$6,471,562	$(6,354,901)	$6,503,741

See accompanying notes to unaudited condensed consolidated financial statements.

TEL-INSTRUMENT ELECTRONICS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	December 31, 2024	December 31, 2023
Cash flows from operating activities:
Net loss	$(1,228,829)	$(6,052)
Adjustments to reconcile net loss to net cash used in operating activities
Deferred income taxes	(351,279)	(2,339)
Depreciation and amortization	25,356	35,522
Amortization of right of use assets	156,813	150,825
Provision for inventory obsolescence	4,127	(5,133)
Non-cash stock-based compensation	16,477	7,156
Changes in assets and liabilities:
Increase in accounts receivable	(28,243)	(275,322)
Decrease (increase) in inventories	1,399,505	(728,642)
Decrease in prepaid expenses and other current assets	19,613	573,718
(Decrease) increase in accounts payable	(462,298)	481,781
Decrease in accrued payroll, vacation pay and payroll taxes	(47,456)	(9,042)
Increase (decrease) in deferred revenues	144,304	(85,425)
Decrease in operating lease liabilities	(156,813)	(150,825)
Decrease in other long term liabilities	(5,934)	(5,276)
Increase in accrued expenses - other	144,927	62,912
Decrease in accrued legal damages	-	(6,360,698)
Net cash used in operating activities	(369,730)	(6,316,840)

Cash flows from investing activities:
Purchases of equipment	-	(33,850)
Net cash used in investing activities	-	(33,850)

Cash flows from financing activities:
Draw from line of credit	310,000	-
Proceeds from issuance of Preferred Stock	-	721,000
Proceeds from promissory notes-related parties	120,500	-
Net cash provided by financing activities	430,500	721,000

Net increase (decrease) in cash and restricted cash	60,770	(5,629,690)
Cash and restricted cash at beginning of period	132,013	5,850,481
Cash and restricted cash at end of period	$192,783	$220,791

End of period
Cash	$192,783	$220,791
	$192,783	$220,791
Beginning of period
Cash	$132,013	$3,839,398
Restricted cash	-	2,011,083
	$132,013	$5,850,481
Supplemental cash flow information:
Taxes paid	$-	$-
Disposal of equipment and leasehold improvements	$-	$27,272
Interest paid	$67,051	$40,523

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

Liquidity

On December 31, 2024, the Company had positive working capital of $2,663,404 as compared to working capital of $4,249,777 on March 31, 2024. This included $192,783 of cash on hand and $1,138,791 of accounts receivable.

The Company had a $8.4 million sales backlog on December 31, 2024.

On September 18, 2024, Bank of America renewed the line of credit for $1,000,000 with a maturity date of July 31, 2025. The line of credit was fully drawn upon on December 31, 2024.

During June 2024, the Company’s CEO provided short term advances totaling $105,500. During July 2024, an additional $40,000 was provided in short term advances of which $25,000 was repaid during July 2024, with a balance owed as of December 31, 2024 of $120,500. The maturity date for the principal balances was July 31, 2024 in the event the lender submitted a written demand for repayment. This event did not occur, and the interest continues to accrue on the principal until paid off in full at a per annum rate of 16%. As of December 31, 2024 the accrued interest was $10,089.

The Company believes it has sufficient cash on hand and expected cash flow from operations for the next twelve months due to the increase in business and the opportunities we have included in our projections. Revenues and profits are expected to improve significantly starting in the next fiscal year 2026 due to the success of our SDR-OMNI product and the commencement of CRAFT ECP and MADL production.

Based on the foregoing, we believe that our expected cash flows from operations, and fulfillment of our $8.4 million open orders will be sufficient to operate in the normal course of business for next 12 months from the issuance date of these unaudited condensed consolidated financial statements.

Currently, the Company has no material future capital expenditure requirements.

TEL-INSTRUMENT ELECTRONICS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of Tel-Instrument Electronics Corp. as of December 31, 2024, the results of operations, change in stockholders’ equity and statements of cash flow for the nine months ended December 31, 2024 and December 31, 2023. These results are not necessarily indicative of the results to be expected for the full year. The unaudited condensed consolidated financial statements have been prepared in accordance with the requirements of Form 10-Q and consequently do not include disclosures normally made in an Annual Report on Form 10-K. The March 31, 2024 balance sheet included herein was derived from the audited financial statements included in the Company’s Annual Report on Form 10-K as of that date. Accordingly, the unaudited condensed consolidated financial statements included herein should be reviewed in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2024, as filed with the United States Securities and Exchange Commission (the “SEC”) on June 28, 2024 (the “Annual Report”).

Reclassifications

Certain prior period amounts have been reclassified to conform with the current period presentation in the unaudited condensed consolidated statements of cash flow.

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

When determining the transaction price of a contract, an adjustment is made if payment from the customer occurs either significantly before or significantly after performance, resulting in a significant financing component. Applying the practical expedient in paragraph 606-10-32-18, the Company does not assess whether a significant financing component exists if the period between when the Company performs its obligations under the contract and when the customer pays is one year or less. None of the Company’s contracts contained a significant financing component as of December 31, 2024.

Replacement Parts

The Company offers replacement parts for test equipment, ramp testers, and bench testers. Similar to the sale of test units, the control of the product transfers at a point of time and therefore, revenue is recognized at the point in time when the obligation to the customer has been fulfilled.

Extended Warranties

The extended warranties sold by the Company provide a level of assurance beyond the coverage for defects that existed at the time of a sale or against certain types of covered damage with coverage terms ranging from 2 to 7 years. Amounts received for warranties are recorded as deferred revenue and recognized as revenue ratably over the respective term of the agreements. As of December 31, 2024, $134,178 is expected to be recognized from remaining performance obligations for extended warranties as compared to $179,422 at March 31, 2024. For the three and nine months ended December 31, 2024, the Company recognized revenue from extended warranties of $13,858 and $45,244, respectively, as compared to $30,261 and $96,847 of extended warranties from amounts that were included in Deferred Revenue for the three and nine months ended December 31, 2023, respectively.

The following table provides a summary of the changes in deferred revenues for the nine months ended December 31, 2024:

Deferred revenues at April 1, 2024	$179,422
Revenue recognized for the nine months ended December 31, 2024	(45,244)
Deferred revenues at December 31, 2024	$134,178

Other Deferred Revenues

The Company sometimes receives payments in advance of shipment. These amounts are classified as other deferred revenues. For the periods ended December 31, 2024, and March 31, 2024, the Company had other deferred revenues of $202,650 and $13,102, respectively.

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

Other

The majority of the Company’s revenues are from contracts with the U.S. government, airlines, aircraft manufacturers, domestic distributors, international distributors for sales to military and commercial customers, and other commercial customers. The contracts with the U.S. government typically are subject to the Federal Acquisition Regulation (“FAR”) which provides guidance on the types of costs that are allowable in establishing prices for goods and services provided under U.S. government contracts. Payment terms and conditions vary by contract, although terms generally include a requirement of payment within a range from 30 to 60 days, or in certain cases, up-front deposits. In circumstances where the timing of revenue recognition differs from the timing of invoicing, the Company has determined that the Company’s contracts generally do not include a significant financing component. Payments received prior to the delivery of units or services performed are recorded as deferred revenues. The Company applied the practical expedient to account for shipping and handling activities as fulfillment cost rather than as a separate performance obligation. Shipping and handling costs charged to customers are classified as sales, and the shipping and handling costs incurred are included in cost of sales. All sales are denominated in U.S. dollars. The Company excludes from revenues all taxes assessed by a governmental authority that are imposed on the sale of its products and collected from customers. The Company chose to apply the available practical expedient as commission eligible sales orders are fulfilled within less than one year and commissions are generally paid by the Company within 30 days of the related sales order fulfillment.

Disaggregation of revenue

In the following tables, revenue is disaggregated by revenue category.

	For the Three Months Ended December 31, 2024
	Commercial	Government
Sales Distribution
Test Units & Engineering	$303,466	$-
Repairs & Calibration	316,591	-
Other	115,891	2,236,189
	$735,948	$2,236,189

	For the Three Months Ended December 31, 2023
	Commercial	Government
Sales Distribution
Test Units & Engineering	$55,594	$-
Repairs & Calibration	260,238	-
Other	61,560	2,025,707
	$377,392	$2,025,707

TEL-INSTRUMENT ELECTRONICS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2 – Summary of Significant Accounting Policies (continued)

	For the Nine Months Ended December 31, 2024
	Commercial	Government
Sales Distribution
Test Units & Engineering	$560,680	$-
Repairs & Calibration	924,414	-
Other	279,043	5,827,518
	$1,764,137	$5,827,518

	For the Nine Months Ended December 31, 2023
	Commercial	Government
Sales Distribution
Test Units & Engineering	$541,679	$-
Repairs & Calibration	898,670	-
Other	282,829	5,111,945
	$1,723,178	$5,111,945

In the following table, revenue is disaggregated by geography.

	For the Three Months Ended December 31, 2024	For the Three Months Ended December 31, 2023
Geography
United States	$2,567,439	$2,227,999
International	404,698	175,100
Total	$2,972,137	$2,403,099

	For the Nine Months Ended December 31, 2024	For the Nine Months Ended December 31, 2023
Geography
United States	$6,571,514	$5,894,617
International	1,020,141	940,506
Total	$7,591,655	$6,835,123

For the three months ended December 31, 2024, four customers accounted for sales of $1,086,395 or 37%, $443,818 or 15%, $332,100 or 11% and $308,826 or 10%. For the nine months ended December 31, 2024, two customers accounted for sales of $2,704,278, or 36%, and $994,757 or 13%.

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

TEL-INSTRUMENT ELECTRONICS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2 – Summary of Significant Accounting Policies (continued)

The Company, in addition to inside sales efforts, utilizes independent sales agents to sell its products to customers. A related party independent sales agent earned $44,466 and $76,313 in commissions for the three and nine months ended December 31, 2024, respectively. The sales agent earned $9,000 and $27,000 for sales and marketing assistance for the three and nine months ended December 31, 2024.

The same related party independent sales agent earned $12,031 and $68,267 in commissions for the three and nine months ended December 31, 2023, respectively. The sales agent earned $9,000 and $27,000 for sales and marketing assistance for the three and nine months ended December 31, 2023.

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

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, which requires disaggregated information about our effective tax rate reconciliation as well as information on income taxes paid. The guidance will first be effective in our annual disclosures for the year ending March 31, 2026, and should be applied on a prospective basis with the option to apply retrospectively. Early adoption is permitted. The Company is in the process of assessing the impact of ASU 2023-09 on our disclosures.

No other recently issued accounting pronouncements had or are expected to have a material impact on the Company’s unaudited condensed consolidated financial statements.

TEL-INSTRUMENT ELECTRONICS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 3 – Accounts Receivable, net

The following table sets forth the components of accounts receivable:

	December 31, 2024	March 31, 2024
Government	$515,252	$933,249
Commercial	632,109	185,869
Less: Allowance for credit losses	(8,570)	(8,570)
	$1,138,791	$1,110,548

Note 4 – Inventories, net

Inventories consist of:

	December 31, 2024	March 31, 2024

Purchased parts	$2,783,961	$2,835,120
Work-in-process	1,586,116	2,912,737
Finished Goods	26,904	48,630
Less: Inventory reserve	(388,969)	(384,843)
	$4,008,012	$5,411,644

Note 5 – Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of:

	December 31, 2024	March 31, 2024

Prepaid expenses	$156,829	$186,231
Deferred charges	27,719	27,719
Other receivables	10,000	211
	$194,548	$214,161

Note 6 – Equipment and Leasehold Improvements

Equipment and leasehold improvements consist of the following:

	December 31, 2024	March 31, 2024
Leasehold improvements	$127,655	$127,655
Machinery and equipment	1,931,831	1,931,831
Automobiles	23,712	23,712
Sales equipment	590,365	590,365
Assets under finance leases	637,189	637,189
Less: Accumulated depreciation & amortization	(3,262,913)	(3,237,557)
	$47,839	$73,195

Depreciation and amortization expense related to the assets above for the three months and nine months ended December 31, 2024 was $7,491 and $25,356, respectively.  Depreciation and amortization expense for the three and nine months ended December 31, 2023 was $7,016 and $35,522, respectively.

TEL-INSTRUMENT ELECTRONICS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 7 – Line of Credit

The Company has a line of credit with Bank of America with open availability up to $1,000,000 as of December 31, 2024, with monthly payments of interest only. The borrowing base calculation is tied to accounts receivable collateralized by substantially all of the assets of the Company.

As of December 31, 2024, and March 31, 2024, the outstanding balances were $1,000,000 and $690,000, respectively. The interest rate on December 31, 2024 was 8.55%.

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

The Company’s leases generally do not provide an implicit rate, and therefore the Company uses its incremental borrowing rate as the discount rate when measuring operating lease liabilities. The incremental borrowing rate represents an estimate of the interest rate the Company would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of a lease. The Company estimated its incremental borrowing rate based on its credit quality, line of credit agreement and by comparing interest rates available in the market for similar borrowings. The Company used a discount rate of 3.90% for both December 31, 2024 and March 31, 2024. The weighted average remaining lease term is 4.67 years.

Right to use assets is summarized below:

	December 31, 2024	March 31, 2024
Right to use asset	$1,830,857	$1,830,857
Less: Accumulated amortization	(663,207)	(506,394)
Right to use assets, net	$1,167,650	$1,324,463

The following table reconciles the undiscounted future minimum lease payments (displayed by year and in the aggregate) under non-cancelable operating leases with terms of more than one year to the total lease liabilities recognized on the unaudited condensed consolidated balance sheet as of December 31, 2024:

Remaining payments in fiscal 2025	$63,710
2026	267,767
2027	277,000
2028	277,000
2029	277,000
Thereafter	115,416
Total undiscounted future minimum lease payments	1,277,893
Less: Difference between undiscounted lease payments and discounted lease liabilities	(110,243)
Present value of net minimum lease payments	1,167,650
Less current portion	(208,076)
Operating lease liabilities – long-term	$959,574

Total rent expense for the three and nine months ended December 31, 2024 was $102,765 and $308,210, respectively, as compared to $102,900 and $308,634 for the three months and nine months ended December 31, 2023 respectively.

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

The fair value of each option awarded is estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table.  Expected volatilities are based on historical volatility of Common Stock.  The expected life of the options granted represents the period of time from date of grant to expiration (5 years).  The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant.  The Company granted 160,000 stock options during the period ended December 31, 2024. The per share weighted-average fair value of stock options granted for the period ended December 31, 2024 was $1.36 on the date of grant using the Black Scholes option-pricing model with the following assumptions:

	Dividend	Risk-free
	Yield	Interest rate	Volatility	Life
2025	0.00%	3.73%	66.79%	5

There were no options granted in the prior fiscal year.

A summary of the status of the Company’s stock option plans for the fiscal year ended March 31, 2024, and year to date December 31, 2024, and changes during the year are presented below (in number of options):

	Number of Options	Average Exercise Price	Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding options at April 1, 2024	99,000	$3.13	0.78 years	$-
Options granted	160,000	$2.25
Options exercised	-	$-
Options canceled/forfeited	(68,500)	$3.16

Outstanding options at December 31, 2024	190,500	$2.38	4.0 years	$107,100

Vested options at December 31, 2024	19,800	$3.02	1.4 years	$-

Remaining options available for grant were 59,500 as of December 31, 2024.

At December 31, 2024, the unamortized compensation expense for stock options was $156,287. Unamortized compensation expense is expected to be recognized over a weighted-average period of approximately 2.6 years.

For the three months ended December 31, 2024, the Company recorded stock compensation costs of $12,591, as compared to $1,942 for the three months ended December 31, 2023. For the nine months ended December 31, 2024, the Company recorded stock compensation costs of $16,477 as compared to $7,156 for the nine months ended December 31, 2023.

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

The tax effect of temporary differences, primarily net operating loss carryforwards, asset reserves and accrued liabilities, gave rise to the Company’s deferred tax asset. Deferred income taxes are recognized for the tax consequence of such temporary differences at the enacted tax rate expected to be in effect when the differences reverse. The Company had approximately $2.8 million in deferred tax assets at December 31, 2024 and approximately $2.5 million in deferred tax assets at March 31, 2024. The Company recognizes the impact of an uncertain income tax position taken on its income tax return at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority.

Note 11 – Net Income (Loss) per Share

Net income (loss) per share has been computed according to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC 260”), “Earnings per Share,” which requires a dual presentation of basic and diluted income per share (“EPS”). Basic EPS represents net income (loss) divided by the weighted average number of common shares outstanding during a reporting period. Diluted EPS to common stockholders reflects the potential dilution that could occur if securities, including preferred stock and options, were converted into common stock. The dilutive effect of outstanding options is reflected in earnings per share by use of the treasury stock method. The dilutive effect of preferred stock is reflected in earnings per share by use of the if-converted method. In applying the treasury stock method for stock-based compensation arrangements, the assumed proceeds are computed as the sum of the amount the employee must pay upon exercise and the amounts of average unrecognized compensation. For the three and nine months ended December 31, 2024 and nine months ended December 2023, since the Company has a net loss attributable to common shareholders, the effect of common stock equivalents is anti-dilutive, and as such, common stock equivalents have been excluded from this calculation.

	Three Months Ended	Three Months Ended
	December 31, 2024	December 31, 2023
Basic net (loss) income per share computation:
Net (loss) income	$(456,483)	$133,809
Less: Preferred dividends	(94,420)	(94,420)
Net (loss) income attributable to common shareholders	(550,903)	39,389
Weighted-average common shares outstanding	3,255,887	3,255,887
Basic net (loss) income per share	$(0.17)	$0.01
Diluted net (loss) income per share computation
Net (loss) income attributable to common shareholders	$(550,903)	$39,389
Add: Preferred dividends	-	94,420
Diluted net (loss) income attributable to common shareholders	$(550,903)	$133,809
Weighted-average common shares outstanding	3,255,887	3,255,887
Incremental shares attributable to the assumed conversion of preferred stock	-	2,354,747
Total adjusted weighted-average shares	3,255,887	5,610,634
Diluted net (loss) income per share	$(0.17)	$0.02

TEL-INSTRUMENT ELECTRONICS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 11 – Net Income (Loss) per Share (continued)

	Nine Months Ended	Nine Months Ended
	December 31, 2024	December 31, 2023
Basic net loss per share computation:
Net loss	$(1,228,829)	$(6,052)
Less: Preferred dividends	(283,260)	(257,128)
Net loss attributable to common shareholders	(1,512,089)	(263,180)
Weighted-average common shares outstanding	3,255,887	3,255,887
Basic net loss per share	$(0.46)	$(0.08)
Diluted net loss per share computation
Net loss attributable to common shareholders	$(1,512,089)	$(263,180)
Add: Preferred dividends	-	-
Net loss attributable to common shareholders	$(1,512,089)	$(263,180)
Weighted-average common shares outstanding	3,255,887	3,255,887
Incremental shares attributable to the assumed conversion of preferred stock	-	-
Total adjusted weighted-average shares	3,255,887	3,255,887
Diluted net loss per share	$(0.46)	$(0.08)

The following table summarizes securities that, if exercised, would have an anti-dilutive effect on earnings per share for the three months ended:

	December 31, 2024	December 31, 2023
Convertible preferred stock	2,737,529	-
Stock options	190,500	99,000
	2,928,029	99,000

The following table summarizes securities that, if exercised, would have an anti-dilutive effect on earnings per share for the nine months ended:

	December 31, 2024	December 31, 2023
Convertible preferred stock	2,737,529	2,354,747
Stock options	190,500	99,000
	2,928,029	2,453,747

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

The tables below present information about reportable segments within the avionics business for the three and nine months ended December 31, 2024, and 2023:

Three Months Ended December 31, 2024	Avionics Government	Avionics Commercial	Avionics Total	Corporate Items	Total
Net sales	$2,236,189	$735,948	$2,972,137	$-	$2,972,137
Cost of sales	1,760,802	576,934	2,337,736	-	2,337,736
Gross margin	475,387	159,014	634,401	-	634,401

Total expenses			880,416	356,440	1,236,856
Loss before income taxes			$(246,015)	$(356,440)	$(602,455)

Three Months Ended December 31, 2023	Avionics Government	Avionics Commercial	Avionics Total	Corporate Items	Total
Net sales	$2,025,707	$377,392	$2,403,099	$-	$2,403,099
Cost of sales	1,099,256	335,725	1,434,981	-	1,434,981
Gross margin	926,451	41,667	968,118	-	968,118

Total expenses			469,649	274,296	743,945
Income (loss) before income taxes			$498,469	$(274,296)	$224,173

Nine Months Ended December 31, 2024	Avionics Government	Avionics Commercial	Avionics Total	Corporate Items	Total
Net sales	$5,827,518	$1,764,137	$7,591,655	$-	$7,591,655
Cost of sales	4,590,179	1,414,233	6,004,412	-	6,004,412
Gross margin	1,237,339	349,904	1,587,243	-	1,587,243

Total expenses			2,065,274	1,102,077	3,167,351
Loss before income taxes			$(478,031)	$(1,102,077)	$(1,580,108)

Nine Months Ended December 31, 2023	Avionics Government	Avionics Commercial	Avionics Total	Corporate Items	Total
Net sales	$5,111,945	$1,723,178	$6,835,123	$-	$6,835,123
Cost of sales	2,858,652	1,354,319	4,212,971	-	4,212,971
Gross margin	2,253,293	368,859	2,622,152	-	2,622,152

Total expenses			1,461,598	1,168,943	2,630,541
Income (loss) before income taxes			$1,160,554	$(1,168,943)	$(8,389)

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

Overview

The company recorded a substantial increase in revenues in the third quarter, but the gross margins were adversely impacted by substantial cost increases on our CRAFT test set (which is in its last year of production) as well as charges related to the CRAFT ECP which has gone over budget.

The Company reported net sales of $2,972,137 for the three months ended December 31, 2024, as compared to net sales of $2,403,099 for the same three month period in the prior fiscal year. The Company reported net sales of $7,591,655 for the nine months ended December 31, 2024, as compared to net sales of $6,835,123 for the same nine month period in the prior fiscal year.

Gross margin for the current quarter was $634,401 (21%) and for the three months ended December 31, 2023 was $968,118 (40%). The erosion of margin was primarily attributable to higher CRAFT component costs and increased fixed production costs as well as invoicing approximately $260,000 of the Navy Craft ECP margin true up as the program is nearing completion and engineering labor hours have exceeded our projections. Gross margin for the current nine months ended December 31, 2024 was $1,587,243 (21%) which is approximately 17 percentage points lower than the nine months ended December 31, 2023 of $2,622,152 (38%). This is primarily attributable to the Navy Craft ECP margin true up as noted above. Approximately $438,000 of Navy funding remains on this contract which should be completed in early fiscal year 2026. Once the development work is completed, production revenues of approximately $5 million per year are expected over a four-year period.

Overview (continued)

Net loss was $456,483 and $1,228,829 for the three and nine months ended December 31, 2024, as compared to an income of $133,809 and a loss of $6,052 for the same periods in the prior year, respectively. The increase in net loss in the current period is due to the CRAFT ECP costs increasing versus the forecasted levels.

Backlog orders on December 31, 2024, were $8.4 million compared to $7.2 million as of March 31, 2024. The backlog includes a $1.55 million order for the new MADL test set for the F-35 program which is expected to commence production later in the final quarter of fiscal 2025.

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

TIC recently released the SDR-OMNI/MIL test set which adds SIF and TACAN test capability. The SDR-OMNI/MIL has received positive reviews from the U.S. DOD and international military customers. We have also received an NSN number which is needed to sell to the U.S. military. We have already received purchase orders from Italy, South Korea, Germany and from the U.S. DOD. This is designed to replace thousands of obsolete military test sets currently in use. This is expected to be a significant driver of both revenues and future profitability. The current order backlog for the SDR-OMNI/MIL is $837,000 and these will be shipped in the fourth quarter and first quarter of fiscal year 2026. There are only two companies competing in this market space, but we believe that our SDR-OMNI/MIL design will be extremely competitive. TIC is also looking to add Mode 5 IFF test capability to this test set which would be the replacement for the TS-4530A which has sold over 3,000 units.

TIC is also exploring new avenues to broaden its product portfolio, including designing a high frequency test set for the Lockheed Martin F-35 program. This contract takes advantage of our expertise in RF technology. This is a completely new market for TIC as it involves high frequency communication signals. TIC recently received a $1.55 million production contract with Northrup Grumman for the new MADL test set. This is expected to go into production in the fourth quarter of this fiscal year.

Results of Operations

Sales

Net sales increased $569,038 or 24% to $2,972,137 for the three months ended December 31, 2024, as compared to net sales of $2,403,099 for the same three month period in the prior fiscal year. Net sales increased $756,532 or 11% to $7,591,655 for the nine months ended December 31, 2024, as compared to net sales of $6,835,123 for the same nine month period in the prior fiscal year. The respective increases in sales were due to a mix of product sale customer demand and the invoicing of the Navy Craft ECP.

Gross Margin

Gross margin for the current quarter was $634,401 (21%) and the three months ended December 31, 2023 of $968,118 (40%). The erosion of margin was primarily attributable to higher CRAFT component costs and increased fixed production costs being spread over decreased volumes in the first two months of the current quarter and invoicing approximately $260,000 of the Navy Craft ECP margin true up as the program is nearing completion and engineering labor hours have exceeded our projections. Gross margin for the current nine months ended December 31, 2024 was $1,587,243 (21%) which is approximately 17 percentage points lower than the nine months ended December 31, 2023 of $2,622,152 (38%). This is primarily attributable to the Navy Craft ECP margin true up as noted above.

Operating Expenses

Selling, general and administrative expenses increased $186,729 (45%) to $601,187 and $173,609 (11%) to $1,693,995 for the three and nine months ended December 31, 2024. The increases for both the three and nine months were due to the addition of two salespeople focused on the SDR-OMNI and SDR-OMNI/MIL in June 2024 and guaranteed commissions for the initial year of employment. This compared to $414,458 and $1,520,386, respectively for the three and nine months ended December 31, 2023.

Engineering, research, and development expenses increased $301,614 (98%) to $608,160 and $482,183 (53%) to $1,395,884 for the three and nine months ended December 31, 2024, as compared to $306,546 and $913,701 for the three and nine months ended December 31, 2023, respectively. Total engineering expense increased primarily as a result of the Navy ECP Contract non-recurring engineering expenditures (“NRE”) which are reimbursed and reduced engineering costs engineering time and materials completed during June 2024, with no new customer funded engineering projects currently.

(Loss) Income from Operations

As a result of the above, the Company recorded a loss from operations of $574,946 and $1,502,636 for the three and nine months ended December 31, 2024, as compared to an income from operations of $247,114 and $188,065 for the three and nine months ended December 31, 2023.

Other Expense, Net

Other net expense for the three and nine months ended December 31, 2024 was $27,509 and $77,472, respectively. Consisting primarily of line of credit interest, as compared to the three and nine months ended December 31, 2023, total other expense was $22,941 and $196,454, which was primarily a result of accrued interest related to the legal judgement that was settled in the prior fiscal year.

(Loss) Income before Income Taxes

The Company recorded a net loss before taxes of $602,455 and $1,580,108 for the three and nine months ended December 31, 2024, as compared to net income before taxes of $224,173 and a net loss before taxes of $8,389 for the three and nine months ended December 31, 2023.

Income Tax (Benefit) Expense

For the three and nine months ended December 31, 2024, the Company recorded income tax benefits of $145,972 and $351,279, and related increase in its deferred tax asset, as a result of the Company’s net loss respectively, as compared to income tax expense of $90,364 and a tax benefit of $2,337 for the three and nine months ended December 31, 2023, respectively.

Net (Loss) Income

The Company recorded net loss of $456,483 and $1,228,829 for the three and nine months ended December 31, 2024, as compared to net income of $133,809 and a net loss of $6,052 for the three and nine months ended December 31, 2023.

Liquidity and Capital Resources

At December 31, 2024, the Company had net working capital of $2,663,404 as compared to working capital of $4,249,777 at March 31, 2024. This included $192,783 cash on hand and $1,138,791 of accounts receivable.

The Company’s principal sources, and uses of funds were as follows:

Cash used in operating activities. For the nine months ended December 31, 2024, $369,730 in cash from operations was used, as compared to the nine months ended December 31, 2023, the Company used $6,316,840 which included $6,360,698 used for the settlement of the Aeroflex judgement.

Cash used in investing activities. For the nine months ended December 31, 2024, the Company did not use any cash for purchases of equipment as compared to the nine months ended December 31, 2023, the Company used $33,850.

Cash provided by financing activities. For the nine months ended December 31, 2024, the Company provided $430,500 from investing activities received from the Bank of America line of credit of $310,000 and short term related party loans of $120,500 as compared to $721,000 funds provided for in the nine months ended December 31, 2023 from issuance of Series B and C Preferred Stock from inventing activities.

The Bank of America line of credit was renewed, and the current line of credit matures July 31, 2025 with an available line of $1,000,000. As of December 31, 2024, $1,000,000 of the line of credit was used.

Moving forward, we believe that our expected cash flow from increased operations and increased accounts receivable payments will be sufficient to operate in the normal course of business for the next 12 months from the issuance date of these unaudited condensed financial statements. TIC received a $414,000 progress billing advance on the MADL program in January 2025 which will allow us to jump start MADL production. The impending commencement of MADL and CRAFT ECP test set deliveries are expected to sharply increase revenues and significantly improve gross margins.

Currently, the Company has no material future capital expenditure requirements.

Off-Balance Sheet Arrangements

As of December 31, 2024, the Company had no off-balance sheet arrangements.

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

Management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2024, based on the criteria in a framework developed by the Company’s management pursuant to and in compliance with the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, walkthroughs of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management has concluded that our internal control over financial reporting was not effective as of December 31, 2024, because management identified that there was a lack of adherence to formal policies and procedures with inventory controls.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company’s equity securities during the quarter ended December 31, 2024.

Item 3. Defaults upon Senior Securities.

There has been no default in the payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company during the quarter ending December 31, 2024.

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

TEL-INSTRUMENT ELECTRONICS CORP.

Date: February 13, 2025	By:	/s/ Jeffrey C. O’Hara
	Name:	Jeffrey C. O’Hara
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: February 13, 2025	By:	/s/ Pauline Romeo
	Name:	Pauline Romeo
	Title:	Chief Accounting Officer (Principal Financial and Accounting Officer)