Form 10-K
period 2025-03-31
TEL INSTRUMENT ELECTRONICS CORP
filed 2026-06-30
CIK 96885

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended March 31, 2025

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

Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates on September 30, 2024 (the last business day of our most recently completed second fiscal quarter) was $5,209,647 based on the closing price of $2.90 on September 30, 2024.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

3,255,887 shares of common stock, par value $0.10 per share, were outstanding as of June 29, 2026.

TEL-INSTRUMENT ELECTRONICS CORP.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Included in this Annual Report on Form 10-K are “forward-looking” statements, within the meaning of Section 27A and Section 21E of the Securities Act of 1934, as amended (the “Exchange Act”), that involve substantial risks and uncertainties, as well as historical information. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that the expectations reflected in these forward-looking statements will prove to be correct. Our actual results could differ materially from those anticipated in forward-looking statements as a result of certain factors. All statements other than statements of historical fact could be deemed forward-looking statements. Statements that include words such as “may,” “will,” “might,” “projects,” “expects,” “plans,” “believes,” “anticipates,” “targets,” “intends,” “hopes,” “aims,” “can,” “should,” “could,” “would,” “goal,” “potential,” “approximately,” “estimate,” “pro forma,” “continue” or “pursue” or the negative of these words or other words or expressions of similar meaning may identify forward-looking statements. For example, forward-looking statements include any statements of the plans, strategies, and objectives of management for future operations; any statements concerning proposed new products, services, or developments; any statements regarding future economic conditions or performance; statements of belief and any statement of assumptions underlying any of the foregoing. Important factors that could cause our actual results, performance, or achievements to differ from these forward-looking statements include the following:

●	the availability and adequacy of our cash flow to meet our requirements;

●	our ability to manage general economic, business, and geopolitical conditions, including the impacts of natural disasters, pandemics and outbreaks of contagious diseases and other adverse public health developments;

●	economic, competitive, demographic, business, and other conditions in our local and regional markets;

●	changes in our business and growth strategy;

●	changes or developments in laws, regulations, taxes or tariffs in the electronics/aerospace industry;

●	actions taken or not taken by third parties, including our vendors, customers, and competitors;

●	the availability of additional capital; and

●	other factors discussed elsewhere in this Annual Report.

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

PART I

Item 1. Business

General

Tel-Instrument Electronics Corp. (“Tel,” “TIC” or the “Company”) has been in business since 1947 and based in East Rutherford NJ. The Company is a leading designer and manufacturer of avionics test and measurement instruments for the global, commercial air transport, general aviation, and government/military defense markets. Tel provides instruments to test, measure, calibrate, and repair a wide range of airborne navigation and communication equipment. The Company sells its equipment in both domestic and international markets that range in list price from $24,995 to $99,900. Tel continues to develop new products in anticipation of customers’ needs and to maintain its strong market position. Its development of multi-function testers has made it easier for customers to perform ramp tests with less operator training, fewer test sets, and lower product support costs. The Company has become a major manufacturer and supplier of Identification Friend or Foe (“IFF”) flight line test equipment over the last two decades.

The Company is publicly traded and was quoted on the Over-the-Counter Market Place (“OTCQB”) under the symbol “TIKK.”

TIC received a $3 million funded Navy Engineering Change Proposal (“ECP”) contract from the U.S. Navy to remove product obsolescence from the CRAFT (AN/USM-708) units. TIC has sold approximately 1,200 of the AN/USM-708 and AN/USM-719 to the Navy and over 1,000 test sets to other customers including the F-35 program. The development and testing portion of the program is complete, and we were awarded a full-rate production contract in August 2025 for the upgrade of 682 test sets. We received a follow-on production contract in October 2025 for additional 708A and 719A upgrades and repairs. The contract maximum value is $37 million. TIC has received delivery orders in the amount of $3.7 million for 708A upgrades with significant additional delivery orders are expected this year. For the Navy ECP units, TIC will upgrade existing units with new printed circuit boards (“PCB’s”) and software. Initial deliveries commenced in March 2026 and volume KIT deliveries will commence in the second quarter of fiscal 2027. This could also generate substantial revenues from other CRAFT customers that want the updated software and hardware. Importantly, the new design has allowed us to resume AN/USM-708A production in fiscal year 2026 which had halted previously due to parts obsolescence. With a $1.5 million CRAFT 708A sales backlog, this will allow us to significantly increase revenues. TIC is currently negotiating a five-year IDIQ (“Indefinite Delivery Indefinite Quantity”) contract for the F-35 program that should entail significant annual revenues. First year IDIQ 708A orders are expected to exceed $3 million.

TIC has spent several years and millions of dollars in developing our ground-breaking SDR/OMNI and SDR-OMNI/MIL product which will address both the commercial market for transponder and navigation test sets as well as competing in the military secure comm test set market. The SDR/OMNI product line supports a wide frequency range to accommodate new commercial and military waveforms in an industry leading 4.5-pound package. This is approximately half the weight of competitive test sets. It is also the only new multi-purpose test set which meets the Class 1 military environmental specifications. It utilizes the latest touch screen technology and has the capability to replace all TIC commercial test sets and military flight-line test sets with one handheld product. The Company received an order from Airbus for SDR-OMNI test sets to replace the obsolete test sets used in their world-wide manufacturing. This is a significant win as Airbus evaluated competitive products and selected the SDR-OMNI due to its faster speed and ease of use. The SDR-OMNI/MIL test set which adds SIF (“Selective Identification Feature”) and TACAN (“Tactical Air Navigation”) test capability. We have also received orders from American Airlines and expect follow-on volume orders from Airbus this year. The SDR-OMNI/MIL has started receiving positive traction from the U.S. DOD (“Department of Defense”) and international military customers. This unit was designed to replace thousands of obsolete military test sets currently in use. We received an order from Tinker Air Force base to replace obsolete IFR 4000 and 6000 test sets and have also received volume orders from the Korean Government. This is expected to be a significant driver of both revenues and future profitability. There are several companies competing in this market space, but we believe that our SDR/OMNI design will be extremely competitive.

TIC is working to broaden its product portfolio including designing a high frequency test set for the Lockheed Martin F-35 program. This contract takes advantage of our expertise in RF technology. This is a completely new market for TIC as it involves high frequency communication signals. TIC is currently in full-rate production on the MADL test set and is negotiating a five year IDIQ contract for additional units. We have also designed a new communications test set that is undergoing DOD testing. This could represent a significant new market for the Company.

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

We have already sold approximately $15 million of these test sets to both domestically and internationally. TIC believes this product will continue to support our future growth and profitability. Tel has also received U.S. DOD AIMS certification for the T-47/M5 Test Set and is working on an updated approval for the most recent software build.

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

We have delivered over 4,100 TS-4530A kits and test sets. The U.S. Army is in the process of upgrading the software for its units to provide increased functionality such as the addition of Mode 5 Level 2B. It is also possible that the U.S. Air Force will upgrade its TS-4530A units which would entail an additional funded contract.

Item 1. Business (continued)

General (continued)

T-4530i IFF Test Set

This new test is a software/hardware upgrade of the TS-4530A product. The lead customer for this test is the German military. This unit includes extended life Ni-MH batteries and significantly expanded manual Mode 5 test capability using a seven-year indefinite-delivery-indefinite quantity (“IDIQ”) contract to our European distributor, Muirhead Avionics (“Muirhead”) for T-4530i test sets. In total, TIC has delivered $3.9 million of these test sets to Germany.

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

The AN/USM-708 has been and continues to be a key product for the Company as it represents a new generation technology product. The Company delivered approximately $48 million in orders, representing over 1,300 test sets for the AN/USM-708 and AN/USM-719 (IFF only) test sets to the U.S. Military. The AN/USM-708 CRAFT unit combines advanced IFF (including Mode 5 encryption technology) navigation, communication, and sonobuoy test capabilities in a portable test set, which will utilize a flexible and expandable digital-signal-processing-based architecture. Both the AN/USM-708 and the AN/USM-719 have been certified by the AIMS Program Office.

The Joint Strike Fighter (“JSF”) program continues to generate CRAFT orders as this program ramps up production. The Company has already received orders from Lockheed Martin and Northrup Grumman for the AN/USM-708 units, for the JSF Program. Sikorsky has also indicated that it will be ordering CRAFT test sets for its new helicopters. The Company also believes it will receive orders from other customers for this product. The CRAFT ECP development program has been completed, and the production contract was awarded during August 2025. This has allowed us to resume CRAFT AN/USM-708A test sets to other customers.

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

Item 1. Business (continued)

General (continued)

MADL TEST SET

TIC is also exploring new avenues to broaden its product portfolio, including designing a high frequency test set for the Lockheed Martin F-35 program. This contract takes advantage of our expertise in RF (“Radio Frequency”) technology. This is a completely new market for TIC as it involves high frequency communication signals. TIC will be delivering MADL production units and is negotiating a five-year IDIQ contract for additional units.

Future Prospects

The Company has built a very solid position in the Mode 5 IFF and TACAN test set market. The CRAFT ECP program should generate substantial recurring revenues with the KIT upgrade of all of the Navy units and potentially units sold to other customers. We currently have the majority of the Mode 5 IFF flight-line test market and expect to continue to dominate this market segment with our commitment to self-funded research such as adding Mode 5 Level 2B to our T-47/M5 product.

We believe our new SDR-OMNI will do very well in the worldwide commercial avionics market although we are facing new competition from our major competitors. Based on extensive customer feedback, it appears that the SDR/OMNI has a superior design. This is evidenced by Airbus selecting the SDR-OMNI after an extensive competitive analysis. This should generate increased market share at very attractive gross margin levels. The real focus for the SDR/OMNI is in the military arena for Nav/Comm testers and communication test sets. This market has been dominated by a competitor for the last 30 years and TIC has not had a viable competitive product until now. The SDR-OMNI/MIL is ideally suited for these markets as it is the only test set on the market with full Class 1 DOD environmental compliance. The secure military test set market is very large, and we are anticipating several large competitive DOD solicitations to take place in the next several years.

Competition

The general aviation market consists of some 1,000 avionics repair and maintenance service shops at private and commercial airports in the United States that purchase test equipment to assist in the repair of aircraft electronics. The commercial aviation market consists of approximately 80 domestic and foreign commercial airlines.

The civilian market for avionic test equipment has been dominated by Viavi, our major competitor. They have dominated the commercial market with their IFR 4000 and 6000 test sets which were first introduced in 2004. They have sold thousands of these units over the last 22 years. These are becoming obsolete and will need to be replaced. A competitor has recently introduced a new test set which combines the two test sets into one unit. A Canadian company has recently introduced a competitive product which appears to be doing well in the market. The SDR/OMNI is smaller, more rugged, and easier to use than these two test sets and we are very optimistic that it will greatly improve our market share.

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

Over the last twenty years, the Company has won several large, competitively bid contracts from the military and has become the primary supplier for the U.S. Military, as well as the North Atlantic Treaty Organization (“NATO”) countries, of flight line IFF test equipment. The CRAFT AN/USM-708, CRAFT AN/USM-719, TS-4530A, TS-4530i and TR-47/M5 test sets, discussed previously, involve a new generation of technology, including the next generation of IFF testing, and is expected to enable the Company to continue to be a major supplier of avionics test equipment to the military for years to come. Tel believes its new technology will also allow it to increase sales to the commercial avionics market in the future and expand into the very large secure communication test market.

Marketing and Distribution

Domestic commercial sales are made throughout the U.S. to commercial airlines and general aviation businesses directly or through distributors. There were $1,774,042 in domestic commercial sales in fiscal year 2025 and there was one (1) direct domestic commercial customer who accounted for 21% of domestic commercial sales. There were $2,113,567 in domestic commercial sales in fiscal year 2024 and there were two (2) direct domestic commercial customers who accounted for 24% and 19% of domestic commercial sales, respectively. The Company has one domestic distributor which receives discounts ranging between 10%-20% discount for stocking, selling, and, in some cases, providing product calibration and repairs. The loss of this distributor would not have a material adverse effect on the Company or its operations. Our domestic commercial distributor represented approximately 14% and 24%, respectively, of total domestic commercial sales during fiscal years 2025 and 2024.

Item 1. Business (continued)

General (continued)

Marketing to the U.S. Government is made directly by employees of the Company or through independent sales representatives, who receive similar commissions to the commercial distributors. For the years ended March 31, 2025, and 2024, sales to the U.S. Government, including shipments through the government’s logistics centers, represented approximately 65% or $6,062,763 and 63% or $5,565,433, respectively, of total sales.

For the year ended March 31, 2025, two (2) direct customers represented 31% and 11% of total sales and two (2) customers represented 35% and 14% of total government sales, respectively. For the year ended March 31, 2024, two (2) direct customers represented 28% and 10% of total sales and three (3) customers represented 31%, 13% and 10% of total government sales, respectively.

International sales are made throughout the world to government and commercial customers, directly through American export agents, or through the Company’s overseas distributors at a discount reflecting a 15% to 22% selling commission, under written or oral, year-to-year arrangements. The Company has an exclusive distribution agreement with Muirhead Avionics Ltd (“Muirhead”), based in the United Kingdom, to represent the Company in parts of Europe, and with Milspec Services in Australia and New Zealand. Tel also sells its products through exclusive distributors in Spain, Portugal, and East Asia and is exploring distribution in other areas. For the years ended March 31, 2025, and 2024, total international sales were 16% and 13%, respectively, of sales. Additionally, the Company has an agreement with M.P.G. Instruments s.r.l., based in Italy, wherein this distributor has the exclusive sales rights for DME/P ramp and bench test units. The Company continues to explore additional marketing opportunities in other parts of the world, including East Asia. No international distributors represented more than 10% of total sales for year ended March 31, 2025 or March 31, 2024. No international distributor represented more than 10% of government sales for the year ended March 31, 2025 and March 31, 2024.

The Company has no material assets overseas. Tel also provides customers with calibration and repair services. Repairs and calibrations accounted for 11% and 14% of sales for the years ended March 31, 2025, and 2024, respectively.

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

Backlog

Set forth below is Tel’s backlog on March 31, 2025, and 2024:

	Commercial	Government	Total
March 31, 2025	$2,444,231	$5,827,726	$8,271,957
March 31, 2024	$478,730	$6,709,133	$7,187,863

Approximately 65 percent of backlog on March 31, 2025 was delivered during the subsequent 12 months. The backlog is pursuant to purchase orders. Historically, the Company obtains orders which are required to be filled in less than 12 months.

Item 1. Business (continued)

General (continued)

Suppliers

TIC obtains its purchased parts from a number of suppliers. In fiscal year 2025, our supply chain has significant issues with our board vendors and battery suppliers which delayed production and negatively impacted production. This included a significant delay in battery deliveries for our key CRAFT product line. For the CRAFT ECP program, Tel has switched suppliers and has seen a significant improvement in product quality and yield. In fiscal year 2024, our supply chain had significant issues with deliveries being delayed which negatively impacted TIC’s revenues and profitability. Notable example was our AN/USM-708 battery component deliveries were delayed approximately 4 months due to our supplier waiting on backlogged components preventing final deliveries to customers. As a result, both fiscal year end revenues and gross margins were negatively impacted.

Patents and Environmental Laws

TIC has no patents or licenses which are material to its business, and there is no material costs incurred to comply with environmental laws.

Engineering, Research, and Development

In the fiscal years ended March 31, 2025, and 2024, Tel incurred expenses of $2,056,977 and $1,155,750, respectively, on the engineering, research, and development of new and improved products. The increase for the latest fiscal year is due to engineering expenditure funding for the CRAFT ECP program came to a conclusion during July 2024 with no new client funded programs. Tel’s management believes that continued significant expenditures for engineering, research, and development are necessary to enable Tel to expand its products, sales, and profits, and to remain competitive.

Personnel

As of March 31, 2025, Tel had 45 employees, comprised of 18 full-time and 2 part-time employees in manufacturing, supply chain, and quality assurance, 8 full-time and 1 part-time employees in administration and sales, including customer services and product support, and 13 full-time and 3 part-time employees in engineering, research, and development, none of whom belongs to a union. From time to time, the Company also employs independent contractors to support its manufacturing, engineering, and sales organizations. The Company utilized 1 independent contractor in sales management, for the same period.

As of June 29, 2026, Tel had 38 employees, comprised of 17 full-time and 1 part-time employees in manufacturing, supply chain, and quality assurance, 7 full-time and 1 part-time employees in administration and sales, including customer services and product support, and 10 full-time and 2 part-time employees in engineering, research, and development, none of whom belongs to a union. From time to time, the Company also employs independent contractors to support its manufacturing, engineering, and sales organizations. As of June 2026, the Company utilized 1 independent contractor in sales management.

Tel has been successful in attracting skilled and experienced management, sales, and engineering personnel, although the market for senior engineering talent is becoming very competitive. We have not experienced any work stoppages, and we consider our relationship with our employees to be good.

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

The Company also leased a small office in Lawrence, Kansas under an operating lease agreement. In October 2025, the Company terminated the lease and closed this office. The Company leases an apartment near the New Jersey Plant for the use of Tel’s Chief Executive Officer. The lease was extended by the Company in April 2026 and is set to expire in April 2027.

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

During the fiscal year ended March 31, 2024, the Aeroflex litigation did not result in a favorable outcome for the Company, despite our belief that we committed no wrongdoing. We have paid the $6.6 million judgment and interest in full and there are no outstanding obligations related to the Aeroflex litigation. The jury found no misappropriation of Aeroflex trade secrets but found that the Company tortiously interfered with a prospective business opportunity and awarded damages. The jury also found that TIC tortiously interfered with Aeroflex’s non-disclosure agreements with two former Aeroflex employees, and that the former Aeroflex employees breached their non-disclosure agreements with Aeroflex. Upon appeal, a decision on the case was rendered and released on July 21, 2023, the Kansas Appeals Court rejected each of TIC’s appeal arguments. TIC paid the full judgement and interest in the amount of $6,559,233 on September 15, 2023, including interest of $1,659,233.

Other than the above, there have been no actions, suits, proceedings, inquiries or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

a) Market Information

The common stock, $0.10 par value per share, of the registrant (“Common Stock”) is traded on the OTCQB under the symbol “TIKK”. The following table sets forth the high and low per share sale prices for our Common Stock for the periods indicated as reported for fiscal years 2025 and 2024 by the OTC. The market quotations reflect interdealer prices, without retail markup, markdown, or commissions, and may not represent actual transactions.

Fiscal Year
Ended March 31,	High	Low
2025
First Quarter	$2.30	$1.60
Second Quarter	2.98	1.70
Third Quarter	3.37	2.20
Fourth Quarter	3.35	2.51

2024
First Quarter	$2.40	$2.01
Second Quarter	2.45	2.00
Third Quarter	2.25	1.80
Fourth Quarter	2.25	1.70

b) Holders

The Company has approximately 135 holders of its Common Stock as of June 29, 2026. This figure does not consider those shareholders whose certificates are held in the name of broker-dealers or other nominees.

c) Dividends

We have not declared or paid any dividends on our Common Stock and intend to retain any future earnings to fund development and growth of our business. Therefore, we do not anticipate paying dividends on our common stock for the foreseeable future. TIC has not paid dividends on the preferred shares throughout fiscal 2025. We are not permitted to pay preferred or common dividends without written bank approval.

d) Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of March 31, 2025, regarding compensation plans under which equity securities of the Company are authorized for issuance. See “Equity Compensation Plan Information” under Item 12 below.

Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of options remaining available for future issuance under Equity Compensation Plans
Equity Compensation Plans approved by shareholders	190,500	$2.38	59,500
Total	190,500	$2.38	59,500

Rule 10B-18 Transactions

During the year ended March 31, 2025, there were no repurchases of the Company’s Common Stock by the Company.

Recent Sales of Unregistered Securities

During the year ended March 31, 2025, we did not issue any securities that were not registered under the Securities Act and not previously disclosed in the Company’s Quarterly Reports on Form 10-Q or Current Reports on Form 8-K.

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

General

Management’s discussion and analysis of results of operations and financial condition is intended to assist the reader in the understanding and assessment of significant changes and trends related to the results of operations and financial position of the Company. This discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying financial notes. The Company’s fiscal year begins on April 1, 2024 and ends on March 31, 2025. Unless otherwise noted, all references in this document to a particular year shall mean the Company’s fiscal year ending on March 31, 2025.

Overview

Fiscal year 2025 operations continued to be affected by major delays in component shipments as well as the discontinuance of CRAFT AN/USM-708 production due to obsolete parts issues. Although the Company has been negatively impacted by this situation, there was an increase in our receipt of new orders of $1,084,094 with an open order back log of approximately $8,271,957 as compared to $7,187,863 million at March 31, 2024.

The Company reported net sales of $9,296,392 for the fiscal year ended March 31, 2025, compared to net sales of $8,809,087 in the prior fiscal year. This resulted in a 5.5% increase in sales year over year.

The Company reported a net loss of $4,901,093 for the fiscal year ended March 31, 2025 as compared to a net income of $341,891 for the fiscal year ended March 31, 2024.

Total operating expenses for the year increased by $1,068,412 or 33% to $4,348,977 as compared to $3,280,565 in the prior year. Net loss before taxes was $2,449,686 for fiscal year 2025 as compared to a net income of $519,834 in fiscal year 2024. The Company’s cash balance on March 31, 2025 was $121,587. The Company’s backlog on March 31, 2025, was approximately $8.3 million.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Overview (continued)

Cashflow has remained tight for fiscal year ended March 31, 2025, due in large part to the cessation of CRAFT shipments due to parts obsolescence. This has prevented us from shipping $3 million of sales backlog for this product while we prepare to convert open orders to the updated engineered AN/USM-708A test unit. With the projected increase in revenues due to the CRAFT ECP production, and AN/USM-708A production, we are looking for additional sources of capital. On April 1, 2024 Bank of America extended the Company line of credit with a maturity date of July 31, 2024, in addition the line of credit cash limit amount was increased from $690,000 to $1,000,000. The Company line of credit expired July 31, 2025 and was not renewed by Bank of America. TIC and the bank have entered into a Loan Modification agreement with the next payment due June 30, 2026 for $150,000 with a final maturity date of March 31, 2027. As of June 29, 2026 the outstanding principle amount is $778,716. The interest on any outstanding balance is payable monthly at an annual interest rate equal to the Bank’s Prime Rate plus 1.05 percentage points and no less than 3.25%. The “Prime Rate” is the rate of interest publicly announced from time to time by the Bank as its Prime Rate. The Prime Rate is set by the Bank based on various factors, including the Bank’s costs and desired return, general economic conditions, and other factors, and is used as a reference point for pricing loans.

Results of Operations 2025 Compared to 2024

Sales

For the year ended March 31, 2025, sales increased $487,305 (5.5%) to $9,296,392 as compared to $8,809,087 for the year ended March 31, 2024. Commercial sales increased $95,830 (4%) to $2,279,052 for the year ended March 31, 2025, as compared to $2,183,222 for the year ended March 31, 2024. The recently introduced commercial sector product called the SDR/OMNI and the marketing of this product to replace existing units has been well received in the commercial market. Avionics government sales increased by $391,475 or 6% to $7,017,340 for the year ended March 31, 2025, as compared to $6,625,865 for the year ended March 31, 2024. This increase in government sales consists of product sales mix and progress invoicing for the Navy Craft ECP project.

Gross Margin

Gross margin decreased by $2,014,638 to $2,002,715 resulting in a 22% gross margin in fiscal year 2025 as compared to $4,017,353 or 46% in fiscal year 2024. The erosion of margin was primarily attributable to higher CRAFT component costs and increased fixed production costs as well as invoicing approximately $111,325 of the Navy Craft ECP margin true up as the program is nearing completion and engineering labor hours have exceeded our projections.

Excluding the Navy Craft ECP year on year, the gross margin for year ended March 31, 2025 would be 28% as compared to 43% gross margin for year ended March 31, 2024. The decline in margin excluding the Navy Craft ECP was primarily due to product mix and sales at distributor discounted amounts. Approximately $364,773 of Navy invoicing remains on this contract which should be completed during fiscal year 2027. Once the development work is completed, production revenues of approximately $5 million per year are expected over a four-year period. The gross margins for the AN/USM-708A will be significantly higher than for the old CRAFT test set due to consolidation of circuit boards and much lower PCB procurement costs. The balance of margin erosion was due to product mix and increased production costs.

Operating Expenses

Total operating expenses for the year increased by $1,068,412 (33%) as compared to prior year. The increase was primarily due to engineering, research, and development expense increase of $901,227 (78%) as compared to prior fiscal year that included $853,758 more customer project reimbursed engineering costs for the CRAFT ECP (U.S. Navy) project expense offsets.

Selling, general and administrative expenses increased $167,185 (8%) to $2,292,000 for the year ended March 31, 2025, as compared to $2,124,815 for the year ended March 31, 2024. The increase was primarily due to having hired two direct salesmen for the SDR-OMNI product line, and this is critical to our future growth.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Income (Loss) from Operations

As a result of the above, the Company recorded a loss from operations in the amount of $2,346,262 for the fiscal year ended March 31, 2025, as compared to income from operations of $736,788 for the fiscal year ended March 31, 2024.

Other Expense, net

For the year ended March 31, 2025, total other expense, net was $103,424 as compared to $216,954 in the prior year or a $113,530 decrease in expense. The prior year included expense of $198,535 in judgement interest.

(Loss) Income before Income Taxes

As a result of the above, the Company recorded a loss before taxes of $2,449,686 for the year ended March 31, 2025 as compared to an income before taxes of $519,834 for the year ended March 31, 2024.

Income Tax (Benefit) Expense

For the year ended March 31, 2025, the Company reported income tax expense of $2,451,407 due to a full valuation allowance of $3,197,457 resulting from conditions that raise substantial doubt about the Company’s ability to continue as a going concern for at least twelve months after the issuance date of these consolidated financial statements, which was offset by the benefit from the loss. In the prior year a $177,943 tax provision resulted from income before taxes of $519,834.

Net (Loss) Income

As a result of the above, the Company recorded a net loss of $4,901,093 for the year ended March 31, 2025, as compared to a net income of $341,891 for the year ended March 31, 2024.

Liquidity and Going Concern

The accompanying consolidated financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. As of March 31, 2025, the Company had a significant accumulated deficit of $10,908,051. As of June 29, 2026, the Company had available cash of $110,503. For the year ended March 31, 2025, the Company had a loss from operations of $2,346,262 and negative cash flows from operations of approximately $440,926. While the Company had a working capital surplus for the same period of $1,841,426, the Company’s operating activities consume most of its cash resources.

The Company expects to incur operating losses of $849,189 for the year ended March 31, 2026. Going forward with large Navy and NATO booked orders, internal reorganization right sizing, and preferred stock issuance, the Company expects to have income from operations.

The Company’s ability to continue as a going concern will be dependent upon our ability to execute on our business plan and ability to raise additional capital. Although no assurances can be given as to our ability to deliver on our revenue plans or that unforeseen expenses may arise, management has evaluated the significance of the conditions through date of filing and have concluded that we will not have sufficient cash and cash equivalents to satisfy our anticipated cash requirements for the next twelve months from the issuance of these consolidated financial statements. These plans were therefore determined not to be sufficient to overcome the presumption of substantial doubt about the Company’s ability to continue as a going concern within twelve months from the issuance of these consolidated financial statements.

During the year ended March 31, 2025, the Company’s cash balance decreased by $10,426 to $121,587. The Company’s principal sources, and uses of funds were as follows:

Cash used in operating activities. For the year ended March 31, 2025, the Company used $440,926 cash for operations. Notable offsets to the net loss of $4,901,093 were the deferred tax asset allowance reserve resulting in a net $2,450,657 and decrease in inventory of $1,390,746. As compared to $6,405,617 in cash used in operations for the year ended March 31, 2024 and is primarily attributed to the full payment of judgement and interest of approximately $6.6 million resulting from the Aeroflex appeal loss.

Cash used in investing activities. For the year ended March 31, 2025 the Company used $0 of its cash for investing activities, as compared to $33,851 used for investing activities for the year ended March 31, 2024 from the purchase of equipment.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Going Concern (continued)

Cash provided by financing activities. For the year ended March 31, 2025 the Company received $310,000 from draws on the bank line of credit and $120,500 in related party loans. For the year ended March 31, 2024 the Company received $721,000 from proceeds received from issuance of Preferred Stock.

Currently, the Company has no material future capital expenditure requirements.

There was no significant impact on the Company’s operations as a result of inflation for the year ended March 31, 2025.

Critical Accounting Estimates

We prepare our consolidated financial statements in accordance with U.S. generally accepted accounting principles (“US GAAP”), which require our management to make estimates that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the balance sheet dates, as well as the reported amounts of revenues and expenses during the reporting periods. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations would be affected. We base our estimates on our own historical experience and other assumptions that we believe are reasonable after taking account of our circumstances and expectations for the future based on available information. We evaluate these estimates on an ongoing basis.

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

Impact of Recently Issued Accounting Standards

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which aims to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. In addition, the amendments in the ASU enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment, and contain other disclosure requirements. The purpose of the amendments is to enable investors to better understand an entity's overall performance and assess potential future cash flows. The ASU applies to all public entities that are required to report segment information in accordance with ASC 280, and is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. We initially adopted the disclosure requirements of ASU 2023-07 during the annual reporting period ended March 31, 2025. Due to certain changes in the composition of reportable segments, we recast prior year information to conform to current year classification, as allowed by ASU 2023-07. See Note 19. Our adoption of this ASU did not have a significant impact on our consolidated financial statements.

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

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement-Reporting Expenses Disclosures, where public companies must now disclose disaggregated information about specific expenses within relevant income statement captions. The standard is effective for fiscal years beginning after December 15, 2026. Early adoption is permitted. The Company is in the process of assessing the impact of ASU 2024-03 on our disclosures.

In July 2025, the FASB released ASU 2025-05, “Measurement of Credit Losses for Accounts Receivable and Contract Assets.” (“ASU 2025-05”). ASU 2025-05 amends ASC Subtopic 326-20 to provide a practical expedient for all entities and an accounting policy election for all entities, other than public business entities, that elect the practical expedient related to the estimation of expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under ASC 606. ASU 2025-05 addresses concerns from stakeholders that estimating expected credit losses can be costly and complex for such transactions. ASU 2025-05 is effective for all business entities for annual periods beginning after December 15, 2025, with early adoption permitted. The Company is currently assessing the impact of this update on the Company’s financial statements.

No other recently issued accounting pronouncements had or are expected to have a material impact on the Company’s audited consolidated financial statements.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of

Tel-Instrument Electronics Corp.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Tel-Instrument Electronics Corp. (the “Company”) as of March 31, 2025, the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the year ended March 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2025, and the results of its operations and its cash flows for the year ended March 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 19 to the financial statements, the Company adopted ASU 2023-07, Segment Reporting (Topic 280) as of March 31, 2025. We also have audited the adjustments necessary to restate the 2024 segment information and to reflect the adoption of ASU 2023-07, Segment Reporting (Topic 280) to the 2024 segment information, as provided in Note 19. In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review or apply any procedures to the 2024 financial statements of the Company other than with respect to the adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2024 financial statements taken as a whole.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ CBIZ CPAs P.C.

We have served as the Company’s auditor since 2019 (such date takes into account the acquisition of the attest business of Marcum llp by CBIZ CPAs P.C. effective November 1, 2024).

Marlton, New Jersey
June 30, 2026

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of

Tel-Instrument Electronics Corp.

Opinion on the Consolidated Financial Statements

We have audited, before the effects of the retrospective adjustments to the disclosures for the adoption of ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”) discussed in Note 19 to the consolidated financial statements, the accompanying consolidated balance sheet of Tel-Instrument Electronics Corp. (the “Company”) as of March 31, 2024, the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the year ended March 31, 2024, and the related notes (collectively referred to as the “financial statements”) (the 2024 financial statements before the effects of the adjustments discussed in Note 19 to the financial statements are not presented herein). In our opinion, the financial statements, before the effects of the retrospective adjustments to the disclosures for the adoption of ASU 2023-07 discussed in Note 19 to the financial statements, present fairly, in all material respects, the financial position of the Company as of March 31, 2024, and the results of its operations and its cash flows for the year ended March 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to audit, review, or apply any procedures to the retrospective adjustments to the disclosures for the adoption of ASU 2023-07 discussed in Note 19 to the financial statements, and accordingly, we do not express an opinion or any form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were audited by other auditors.

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

/s/ Marcum LLP

We served as the Company’s auditor from 2019 to 2025.

Marlton, New Jersey

June 28, 2024

TEL-INSTRUMENT ELECTRONICS CORP.

Consolidated Balance Sheets

	March 31, 2025	March 31, 2024
ASSETS
Current assets:
Cash	$121,587	$132,013
Accounts receivable, net	645,346	1,110,548
Inventories, net	4,027,236	5,411,644
Prepaid expenses and other current assets	158,689	214,161
Total current assets	4,952,858	6,868,366

Equipment and leasehold improvements, net	42,108	73,195
Operating lease right-of-use assets	1,114,352	1,324,463
Deferred tax asset, net	-	2,450,657
Other assets	35,109	35,109

Total assets	$6,144,427	$10,751,790

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Line of credit	$1,000,000	$690,000
Promissory Notes – Related Parties	120,500	-
Operating lease liabilities - current portion	229,624	210,111
Accounts payable – Accounts payable, related party of $102,710 and $140,511, respectively	790,553	1,276,935
Deferred revenues - current portion	443,659	72,803
Accrued expenses - vacation pay, payroll and payroll withholdings	288,304	248,713
Accrued expenses - other	238,792	120,027
Total current liabilities	3,111,432	2,618,589

Operating lease liabilities – long-term	884,728	1,114,352
Other long term liabilities	37,589	45,501
Deferred revenues – long-term	122,917	119,721

Total liabilities	4,156,666	3,898,163
Commitments and contingencies (Note 20)
Stockholders’ equity
Preferred stock, 1,000,000 shares authorized, par value $0.10 per share
Preferred stock, 500,000 shares 8% Cumulative Series A Convertible Preferred authorized, issued and outstanding, respectively par value $0.10 per share	4,355,998	4,115,998
Preferred stock, 320,000 shares 8% Cumulative Series B Convertible Preferred authorized; 233,334 and 233,334 issued and outstanding, respectively par value $0.10 per share	1,816,701	1,704,701
Preferred stock, 166,667 shares 8% Cumulative Series C Convertible Preferred authorized; 53,500 and 53,500 issued, and outstanding, respectively, par value $0.10 per share	360,895	335,215
Common stock, 7,000,000 shares authorized, par value $.10 per share, 3,255,887 and 3,255,887 shares issued and outstanding, respectively	325,586	325,586
Additional paid-in capital	6,036,632	6,379,085
Accumulated deficit	(10,908,051)	(6,006,958)

Total stockholders’ equity	1,987,761	6,853,627

Total liabilities and stockholders’ equity	$6,144,427	$10,751,790

The accompanying notes are an integral part of the consolidated financial statements.

TEL-INSTRUMENT ELECTRONICS CORP.

Consolidated Statements of Operations

	For the years ended March 31,
	2025	2024
Net sales	$9,296,392	$8,809,087

Cost of sales	7,293,677	4,791,734

Gross margin	2,002,715	4,017,353

Operating expenses:
Selling, general and administrative	2,292,000	2,124,815
Engineering, research, and development	2,056,977	1,155,750

Total operating expenses	4,348,977	3,280,565

(Loss) income from operations	(2,346,262)	736,788

Other income (expense):
Interest income	13	24,642
Interest expense	(103,755)	(70,086)
Interest expense – judgment	-	(198,535)
Other income, net	318	27,025

Total other expenses, net	(103,424)	(216,954)

(Loss) income before income taxes	(2,449,686)	519,834

Income tax expense	2,451,407	177,943

Net (loss) income	(4,901,093)	341,891

Preferred dividends	(377,680)	(351,549)

Net loss attributable to common shareholders	$(5,278,773)	$(9,658)

Basic and diluted loss per common share	$(1.62)	$(0.00)

Weighted average number of shares outstanding
Basic and diluted	3,255,887	3,255,887

The accompanying notes are an integral part of the consolidated financial statements.

TEL-INSTRUMENT ELECTRONICS CORP.

Consolidated Statements of Changes in Stockholders’ Equity

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Common Stock
	# of Shares Issued	Amount	# of Shares Issued	Amount	# of Shares Issued	Amount	# of Shares Issued	Amount	Additional Paid-In Capital	Accumulated Deficit	Total
Balances at April 1, 2023	500,000	$3,875,998	166,667	$1,207,367	-	$-	3,255,887	$325,586	$6,721,535	$(6,348,849)	$5,781,637
8% Dividends on Preferred Stock	-	240,000	-	97,334	-	14,215	-	-	(351,549)	-	-
Issuance of Series B and C Preferred Stock	-	-	66,667	400,000	53,500	321,000	-	-	-	-	721,000
Stock-based compensation	-	-	-	-	-	-	-	-	9,099	-	9,099
Net income	-	-	-	-	-	-	-	-	-	341,891	341,891
Balances at March 31, 2024	500,000	$4,115,998	233,334	$1,704,701	53,500	$335,215	3,255,887	$325,586	$6,379,085	$(6,006,958)	$6,853,627

8% Dividends on Preferred Stock	-	240,000	-	112,000	-	25,680	-	-	(377,680)	-	-
Stock-based compensation	-	-	-	-	-	-	-	-	35,227	-	35,227
Net loss	-	-	-	-	-	-	-	-	-	(4,901,093)	(4,901,093)
Balances at March 31, 2025	500,000	$4,355,998	233,334	$1,816,701	53,500	$360,895	3,255,887	$325,586	$6,036,632	$(10,908,051)	$1,987,761

The accompanying notes are an integral part of the consolidated financial statements.

TEL-INSTRUMENT ELECTRONICS CORP.

Consolidated Statements of Cash Flows

	For the years ended March 31,
	2025	2024
Cash flows from operating activities:
Net (loss) income	$(4,901,093)	$341,891
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Deferred income taxes	2,450,657	177,278
Depreciation and amortization	31,087	45,823
Non-cash lease expense	210,111	202,088
Recovery of inventory obsolescence	(6,338)	(75,271)
Non-cash stock-based compensation	35,227	9,099

Changes in assets and liabilities:
Decrease (increase) in accounts receivable	465,202	(209,667)
Decrease (increase) in inventories	1,390,746	(1,750,308)
Decrease in prepaid expenses and other assets	55,472	603,464
(Decrease) increase in accounts payable	(486,382)	954,353
Decrease in accrued legal damages	-	(6,360,698)
Decrease in other long term liabilities	(7,912)	(7,915)
Increase (decrease) in deferred revenues	374,052	(104,476)
Increase in accrued payroll, vacation pay & withholdings	39,591	8,679
Decrease in operating lease liabilities	(210,111)	(202,088)
Increase (decrease) in accrued expenses - other	118,765	(37,869)
Net cash used in operating activities	(440,926)	(6,405,617)

Cash flows from investing activities:
Acquisition of equipment	-	(33,851)
Net cash used in investing activities	-	(33,851)

Cash flows from financing activities:
Proceeds from issuance of Preferred Stock	-	721,000
Proceeds from promissory note – Related Party	120,500	-
Draw from line of credit	310,000	-
Net cash provided by financing activities	430,500	721,000

Net decrease in cash	(10,426)	(5,718,468)
Cash at beginning of year	132,013	5,850,481
Cash at end of year	$121,587	$132,013

End of year
Cash	$121,587	$132,013
	$121,587	$132,013
Beginning of year
Cash	$132,013	$5,850,481
	$132,013	$5,850,481
Supplemental cash flow information:
Taxes paid	-	-
Interest paid	$88,907	$1,728,593

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

Liquidity and Going Concern

The accompanying consolidated financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. As of March 31, 2025, the Company had a significant accumulated deficit of $10,908,051. For the year ended March 31, 2025, the Company had a loss from operations of approximately $2,346,262 and negative cash flows from operations of approximately $440,926.

While the Company had a working capital surplus for the same period of $1,841,426, the Company’s operating activities consume most of its cash resources.

The Company had $121,587 of cash on hand and $645,346 of accounts receivable at year-end. On March 31, 2026, the Company had $250,162 cash on hand and $1,106,683 of accounts receivable. On June 29, 2026, the Company had $110,503 cash on hand and $308,622 of accounts receivable.

The Company expects to report continued operating losses of $849,189 for the year ended March 31, 2026. Going forward with large Navy and NATO booked orders, internal reorganization right sizing, and preferred stock issuance, the Company expects to have income from operations.

The Company’s ability to continue as a going concern will be dependent upon our ability to execute on our business plan and ability to raise additional capital. Although no assurances can be given as to our ability to deliver on our revenue plans or that unforeseen expenses may arise, management has evaluated the significance of the conditions as of this filing date and have concluded that we will not have sufficient cash and cash equivalents to satisfy our anticipated cash requirements for the next twelve months from the issuance of these consolidated financial statements. These plans were therefore determined not to be sufficient to overcome the presumption of substantial doubt about the Company’s ability to continue as a going concern within twelve months from the issuance of these consolidated financial statements. The accompanying consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

TEL-INSTRUMENT ELECTRONICS CORP.

Notes To Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies

Principles of Consolidation:

The consolidated financial statements have been prepared in accordance with accounting US GAAP and include the Company and its wholly owned subsidiary. All significant inter-company accounts and transactions have been eliminated.

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

Revenue Recognition:

FASB Topic 606, Revenue from Contacts with Customers (“ASC 606”), the Company recognizes revenue when the customer obtains control of promised goods or services, in an amount that reflects the consideration which is expected to be received in exchange for those goods or services. The Company recognizes revenue following the five-step model prescribed under ASC 606: (i) identify contract(s) with a customer; (ii) identify the performance obligation(s) in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligation(s) in the contract; and (v) recognize revenue when (or as) the Company satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods and services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

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

TEL-INSTRUMENT ELECTRONICS CORP.

Notes To Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (continued)

Revenue Recognition (continued):

Test Units/Sets

The Company develops, and manufactures unit sets to test navigation and communication equipment, such as ramp testers and bench testers for radios installed in aircraft. The Company recognizes revenue when the customer obtains control of the Company’s product based on the contractual shipping terms of the contract, usually at time of shipment. Revenue on products is presented gross because the Company is primarily responsible for fulfilling the promise to provide the product, is responsible to ensure that the product is produced in accordance with the related supply agreement and bears the risk of loss while the inventory is in transit. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring products to the customer. If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price based on the estimated relative standalone selling prices of the promised products or services underlying each performance obligation. The Company determines stand-alone selling prices based on the price at which the performance obligation is sold separately. If the stand-alone selling price is not observable through past transactions, the Company estimates the standalone selling price considering available information such as market conditions and internally approved pricing guidelines related to the performance obligations.

When determining the transaction price of a contract, an adjustment is made if payment from the customer occurs either significantly before or significantly after performance, resulting in a significant financing component. Applying the practical expedient in paragraph 606-10-32-18, the Company does not assess whether a significant financing component exists if the period between when the Company performs its obligations under the contract and when the customer pays is one year or less. None of the Company’s contracts contained a significant financing component as of March 31, 2025.

Replacement Parts

The Company offers replacement parts for test equipment, ramp testers, and bench testers. Similar to the sale of test units, the control of the product transfers at a point of time and therefore, revenue is recognized at the point in time when the obligation to the customer has been fulfilled.

Extended Warranties

The extended warranties sold by the Company provide a level of assurance beyond the coverage for defects that existed at the time of a sale or against certain types of covered damage with coverage terms generally ranging from 2 to 7 years. Amounts received for warranties are recorded as deferred revenue and recognized as revenue ratably over the respective term of the agreements. As of March 31, 2025, approximately $119,721 is expected to be recognized from remaining performance obligations for extended warranties as compared to $179,422 on March 31, 2024. For the year ended March 31, 2025, the Company recognized revenue of $59,701 from amounts that were included in Deferred Revenue as compared to $122,378 for the year ended March 31, 2024.

The following table provides a summary of the changes in deferred revenues related to extended warranties for the year ended March 31, 2025:

Deferred revenues related to extended warranties on April 1, 2023	$296,400
Additional extended warranties	5,400
Revenue recognized for the year ended March 31, 2024	(122,378)
Deferred revenues related to extended warranties on April 1, 2024	179,422
Additional extended warranties	-
Revenue recognized for the year ended March 31, 2025	(59,701)
Deferred revenues related to extended warranties on March 31, 2025	$119,721

Other Deferred Revenues

The Company sometimes receives payments in advance of shipment. These amounts are classified as other deferred revenues. For the period ended March 31, 2025, the Company has other deferred revenues of $446,855. Included is $411,752 of Performance Base Payment “PBP” for the initial MADL unit production, as well as $35,103 other deferred revenues. The prior year ended March 31, 2024 included $13,102.

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

Other

The majority of the Company’s revenues are from contracts with the U.S. government, airlines, aircraft manufacturers, domestic distributors, international distributors for sales to military and commercial customers, and other commercial customers. The contracts with the U.S. government typically are subject to the Federal Acquisition Regulation (“FAR”) which provides guidance on the types of costs that are allowable in establishing prices for goods and services provided under U.S. government contracts. Payment terms and conditions vary by contract, although terms generally include a requirement of payment within a range from 30 to 60 days, or in certain cases, up-front deposits. In circumstances where the timing of revenue recognition differs from the timing of invoicing, the Company has determined that the Company’s contracts generally do not include a significant financing component. Payments received prior to the delivery of units or services performed are recorded as deferred revenues. The Company applied the practical expedient to account for shipping and handling activities as fulfilment cost rather than as a separate performance obligation. Shipping and handling costs charged to customers are classified as sales, and the shipping and handling costs incurred are included in cost of sales. All sales are denominated in U.S. dollars. The Company excludes from revenues all taxes assessed by a governmental authority that are imposed on the sale of its products and collected from customers. The Company chose to apply the available practical expedient as commission eligible sales orders are fulfilled within less than one year and commissions are generally paid by the Company within 30 days of the related sales order fulfilment.

Disaggregation of revenue

In the following tables, revenue is disaggregated by revenue category.

	For the Year Ended March 31, 2025
	Commercial	Government
Sales Distribution
Test Units & Engineering	$886,162	$7,017,340
Repairs & Calibration	1,058,990	-
Other	333,900	-
	$2,279,052	$7,017,340

	For the Year Ended March 31, 2024
	Commercial	Government
Sales Distribution
Test Units & Engineering	$638,375	$6,625,865
Repairs & Calibration	1,189,381	-
Other	355,466	-
	$2,183,222	$6,625,865

TEL-INSTRUMENT ELECTRONICS CORP.

Notes To Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (continued)

Revenue Recognition (continued):

In the following table, revenue is disaggregated by geography.

	For the Year Ended March 31, 2025	For the Year Ended March 31, 2024
Geography
United States	$7,836,805	$7,679,000
International	1,459,587	1,130,087
Total	$9,296,392	$8,809,087

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

The Company considers cash, accounts receivable, accounts payable and accrued liabilities to meet the definition of financial instruments. As of March 31, 2025 and 2024, the carrying amount of cash, accounts receivable, accounts payable and accrued liabilities approximate their fair value due to the relatively short period of time between their origination and their expected realization or payment.

Concentrations of Credit Risk:

Cash held in banks: The Company maintains cash balances at a financial institution that is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to federally insured limits of $250,000. At times balances may exceed FDIC insured limits. Cash balances for fiscal year 2025 and 2024 did not exceed the FDIC insured limit. The Company has not experienced any losses in such accounts.

Accounts Receivable: The Company’s avionics customer base is primarily comprised of airlines, distributors, and the U.S. Government. As of March 31, 2025, the Company believes it has no significant credit risk related to its concentration within its accounts receivable.

There was one (1) customer who represented 21% of accounts receivable for the fiscal year ended March 31, 2025 and two (2) customers representing 39% and 15% for the prior fiscal year.

Inventories:

Inventories are stated at the lower of cost or net realizable value. Cost is determined on a first-in, first-out basis. Inventories are reviewed for obsolescence, and a reserve is recorded for inventory allowances if the estimated net realizable value is less than the recorded value. The Company reviews the carrying cost of inventories by product to determine the adequacy of reserves for obsolescence. In accounting for inventories, the Company must make estimates regarding the estimated realizable value of inventory. If actual conditions are less favourable than those we have projected, we may need to increase our reserves for excess and obsolete inventories. Any increase in our reserves will adversely impact our results of operations. Such reserves are not reduced until the product is sold. If we are able to sell such inventory any related reserves would be reversed in the period of sale. In accordance with industry practice, service parts inventory is included in current assets, although service parts are carried for established requirements during the serviceable lives of the products and, therefore, not all parts are expected to be sold within one year.

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

Maintenance, repairs, and renewals that do not materially add to the value of the equipment nor appreciably prolong its life are charged to expenses as incurred. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and the resulting gain or loss is included in the Statement of Operations.

Engineering, Research and Development Costs:

Engineering, research, and development costs are expensed as incurred.

Net Loss per Common Share Attributable to Common Shareholders:

Net loss per share attributable to common stockholders has been computed according to Accounting Standards Codification (“ASC 260”), Earnings per Share, which requires a dual presentation of basic and diluted loss per share (“EPS”). Basic EPS attributable to common stockholders represents net loss, less preferred dividends divided by the weighted average number of common shares outstanding during a reporting period. Diluted EPS attributable to common stockholders reflects the potential dilution that could occur if securities, including preferred stock, warrants and options, were converted into common stock. The dilutive effect of outstanding warrants and options is reflected in earnings per share by use of the treasury stock method. The dilutive effect of preferred stock is reflected in earnings per share by use of the if-converted method. In applying the treasury stock method for stock-based compensation arrangements, the assumed proceeds are computed as the sum of the amount the employee must pay upon exercise and the amounts of average unrecognized compensation.

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

Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using enacted tax rates and laws that are expected to be in effect when such differences are expected to reverse. The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance for any tax benefit which is not more likely than not to be realized. In assessing the need for a valuation allowance, future taxable income is estimated, considering the realization of tax loss carry forwards. Valuation allowances related to deferred tax assets can also be affected by changes to tax laws, changes to statutory tax rates and future taxable income levels. In the event it was determined that the Company would not be able to realize all or a portion of our deferred tax assets in the future, we would reduce such amounts through a charge to income in the period in which that determination is made. Conversely, if we were to determine that we would be able to realize our deferred tax assets in the future in excess of the net carrying amounts, we would decrease the recorded valuation allowance through an increase to income in the period in which that determination is made. In its evaluation of a valuation allowance the Company considers existing contracts and backlog, and the probability that options under these contract awards will be exercised as well as sales of existing products. The Company prepares profit projections based on the revenue and expenses forecast to determine that such revenue will produce sufficient taxable income to realize the deferred tax assets.

TEL-INSTRUMENT ELECTRONICS CORP.

Notes To Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (continued)

Income Taxes (continued):

The Company accounts for uncertainties in income taxes under ASC 740-10-50 which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740-10 requires that the Company determine whether the benefits of its tax positions are more-likely-than-not of being sustained upon audit based on the technical merits of the tax position. The Company recognizes the impact of an uncertain income tax position taken on its income tax return at the largest amount that is more likely than not to be sustained upon audit by the relevant taxing authority. The implementation of ASC 740-10 had no impact on the Company’s results of operations or financial position.

Despite the Company’s belief that its tax return positions are consistent with applicable tax laws, one or more positions may be challenged by taxing authorities. Settlement of any challenge can result in no change, a complete disallowance, or some partial adjustment reached through negotiations or litigation. Interest and penalties related to income tax matters, if applicable, will be recognized as income tax expense. There are no uncertain tax positions that management is aware of as of March 31, 2025 and 2024.

Due to the going concern noted in Note 1, a complete valuation allowance of $3,335,237 was recorded resulting in a $2,451,407 tax expense for the year ended March 31, 2025. For the year ended March 31, 2024 the Company did not incur any expense related to interest or penalties for income tax matters, and no such amounts were accrued. The Company’s tax years remain open for examination by the tax authorities primarily beginning 2022 through present.

Stock-based Compensation:

The Company accounts for stock-based compensation in accordance with FASB ASC 718 which requires the measurement of stock-based compensation based on the fair value of the award on the date of grant. The Company recognizes compensation cost on awards on a straight-line basis over the vesting period, typically four years. The Company estimates the fair value of each option granted using the Black-Scholes option-pricing model. Additional information and disclosures are provided in Note 13 below.

Long-Lived Assets:

The Company assesses the recoverability of the carrying value of its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future, undiscounted cash flows expected to be generated by an asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. No impairment losses have been recognized for the years ended March 31, 2025, and 2024, respectively.

Use of Estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires that management make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The most significant estimates include income taxes, and inventory valuations.

Accounts Receivable:

The Company performs ongoing credit evaluations of its customers and adjusts credit limits based on customer payment and current credit worthiness, as determined by review of their current credit information. The Company continuously monitors credit limits for and payments from its customers and maintains provision for estimated credit losses based on its historical experience and any specific customer issues that have been identified. While such credit losses have historically been within the Company’s expectation and the provision established, the Company cannot guarantee that this will continue. For fiscal year ended March 31 2025 and March 31 2024 there were allowances for bad debts of $6,895 and $8,570, respectively.

TEL-INSTRUMENT ELECTRONICS CORP.

Notes To Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (continued)

Warranty Expenses:

Warranty reserves are based upon historical rates and specific items that are identifiable and can be estimated at time of sale. While warranty costs have historically been within the Company’s expectations and the provisions established, future warranty costs could be in excess of the Company’s warranty reserves. A significant increase in these costs could adversely affect the Company’s operating results for the period and the periods these additional costs materialize. Warranty reserves are adjusted from time to time when actual warranty claim experience differs from estimates. For the year ended March 31, 2025, warranty reserve costs were $30,085 as compared to $18,047 for the year ended March 31, 2024, and are included in Cost of Sales in the accompanying consolidated statement of operations. See Note 10 for warranty reserves.

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

The U.S. and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the start of the military conflict between Russia and Ukraine as well as the military conflicts in the Middle East. A continuation or worsening of the levels of market disruption and volatility seen in the recent past could have an adverse effect on our ability to access capital and on the market price of our common stock, and we may not be able to successfully raise capital through the sale of our securities. The recent U.S. Tarriff unrest has not materially impacted TIC as our suppliers are all domestically sourced.

Impact of Recently Issued Accounting Standard

In July 2025, the FASB released ASU 2025-05, “Measurement of Credit Losses for Accounts Receivable and Contract Assets.” (“ASU 2025-05”). ASU 2025-05 amends ASC Subtopic 326-20 to provide a practical expedient for all entities and an accounting policy election for all entities, other than public business entities, that elect the practical expedient related to the estimation of expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under ASC 606. ASU 2025-05 addresses concerns from stakeholders that estimating expected credit losses can be costly and complex for such transactions. ASU 2025-05 is effective for all business entities for annual periods beginning after December 15, 2025, with early adoption permitted. The Company is currently assessing the impact of this update on the Company’s financial statements.

In November 2024, the FASB issued Accounting Standards Update ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), and in January 2025, the FASB issued Accounting Standards Update No. 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date (“ASU 2025-01”). ASU 2024-03 requires additional disclosure of the nature of expenses included in the income statement as well as disclosures about specific types of expenses included in the expense captions presented in the income statement. ASU 2024-03, as clarified by ASU 2025-01, is effective for us for our annual reporting beginning after December 15, 2026 and for interim period reporting beginning after December 15, 2027. Eary adoption is permitted. The Company is currently assessing the impact of this update on the Company’s financial statements.

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, which requires disaggregated information about our effective tax rate reconciliation as well as information on income taxes paid. The guidance will first be effective in our annual disclosures for the year ended March 31, 2026 and should be applied on a prospective basis with the option to apply retrospectively. Early adoption is permitted. The Company is in the process of assessing the impact of ASU 2023-09 on our disclosures.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which aims to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. In addition, the amendments in the ASU enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment, and contain other disclosure requirements. The purpose of the amendments is to enable investors to better understand an entity's overall performance and assess potential future cash flows. The ASU applies to all public entities that are required to report segment information in accordance with ASC 280, and is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. We initially adopted the disclosure requirements of ASU 2023-07 during the annual reporting period ended March 31, 2025, on a retrospective basis. Our adoption of this ASU did not have a significant impact on our consolidated financial statements, see Note 19.

No other recently issued accounting pronouncements had or are expected to have a material impact on the Company’s consolidated financial statements.

3. Accounts Receivable

The following table sets forth the components of accounts receivable, net:

	March 31,
	2025	2024
Government	$381,534	$933,249
Commercial	270,707	185,869
Less: Allowance for credit losses	(6,895)	(8,570)
	$645,346	$1,110,548

TEL-INSTRUMENT ELECTRONICS CORP.

Notes To Consolidated Financial Statements (Continued)

4. Inventories

Inventories, net consist of:

	March 31,
	2025	2024
Purchased parts	$2,323,216	$2,450,277
Work-in-process	1,531,298	2,912,737
Finished goods	172,722	48,630
	$4,027,236	$5,411,644

Work-in-process inventory includes $1,177,416 and $1,066,665 for government contracts on March 31, 2025 and 2024, respectively. The allowance for obsolete inventory decreased a net $6,338 year on year and included a $12,619 write off of inventory against the reserve for fiscal year end March 31, 2025 as compared to $54,863 write off in the prior fiscal year.

5. Prepaids and Other Current Assets

Prepaid expenses and other current assets consist of:

	March 31, 2025	March 31, 2024
Prepaid expenses	$130,970	$186,231
Deferred charges	27,719	27,719
Other receivables	-	211
	$158,689	$214,161

6. Equipment and Leasehold Improvements

Equipment and leasehold improvements consist of the following:

	March 31,
	2025	2024
Leasehold improvements	$127,655	$127,655
Machinery and equipment	1,931,831	1,931,831
Automobiles	23,712	23,712
Sales equipment	590,365	590,365
Assets under finance leases	637,189	637,189
Less: Accumulated depreciation & amortization	(3,268,644)	(3,237,557)
	$42,108	$73,195

Depreciation and amortization expense related to the assets above for the years ended March 31, 2025, and 2024 was $31,087 and $45,823, respectively.

TEL-INSTRUMENT ELECTRONICS CORP.

Notes To Consolidated Financial Statements (Continued)

7. Line of Credit

The Company has a line of credit with Bank of America with open availability up to $1,000,000 with monthly payments of interest only. The borrowing base calculation is tied to accounts receivable collateralized by substantially all of the assets of the Company.

As of March 31, 2025, and March 31, 2024, the outstanding balances were $1,000,000 and $690,000, respectively. The interest rate on March 31, 2025, was 8.55%. Line of credit interest expense was $88,447 for fiscal year end March 31, 2025, and $68,779 in the prior fiscal year.

On September 18, 2024, Bank of America renewed the Company line of credit with a maturity date of July 31, 2025, with a line of credit cash limit amount of $1,000,000. Interest on any outstanding balance is payable monthly at an annual interest rate equal to the Bank’s Prime Rate plus 1.05 percentage points and no less than 3.25%. On July 31, 2025, and the bank decided not to renew with the Company.

The Company line of credit expired July 31, 2025, with $1,000,000 outstanding and was not renewed by Bank of America. TIC and the bank have entered into a loan modification agreement, with the next payment due June 30, 2026, for $150,000 with a final maturity date of March 31, 2027. As of June 29, 2026, the outstanding principal amount is $778,716. The interest on any outstanding balance is payable monthly at an annual interest rate equal to the Bank’s Prime Rate plus 1.05 percentage points and no less than 3.25%. The “Prime Rate” is the rate of interest publicly announced from time to time by the Bank as its Prime Rate. The Prime Rate is set by the Bank based on various factors, including the Bank’s costs and desired return, general economic conditions, and other factors, and is used as a reference point for pricing loans.

8. Right of Use Assets and Operating Lease Liability

The Company leases its facility in East Rutherford, NJ with monthly payments of $21,237 until August 2025. Thereafter, monthly payments are $23,083 for the balance of the 8-year lease agreement expiring August 2029.

The Company’s leases generally do not provide an implicit rate, and therefore the Company uses its incremental borrowing rate as the discount rate when measuring operating lease liabilities. The incremental borrowing rate represents an estimate of the interest rate the Company would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of a lease. The Company estimated its incremental borrowing rate based on its credit quality, line of credit agreement and by comparing interest rates available in the market for similar borrowings. The Company used a discount rate of 3.90%. The weighted average remaining lease term is 4.42 years.

The Company also leased a small office in Lawrence, Kansas under an operating lease agreement. In October 2025, the Company terminated the lease and closed this office. The Company leases an apartment near the New Jersey Plant for the use of Tel’s Chief Executive Officer. The lease was extended by the Company in April 2026 and is set to expire in April 2027.

Right to use assets is summarized below:

	March 31,
	2025	2024
Right to use asset	$1,830,857	$1,830,857
Less: Accumulated amortization	(716,505)	(506,394)
Right to use assets, net	$1,114,352	$1,324,463

The following table reconciles the undiscounted future minimum lease payments (displayed by year and in the aggregate) under non-cancellable operating leases with terms of more than one year to the total lease liabilities recognized on the consolidated balance sheet as of March 31, 2025:

2026	$267,767
2027	277,000
2028	277,000
2029	277,000
2030	115,415
Total undiscounted future minimum lease payments	1,214,182
Less: Difference between undiscounted lease payments and discounted lease liabilities	(99,830)
Present value of net minimum lease payments	1,114,352
Less current portion	(229,624)
Operating lease liabilities – long-term	$884,728

TEL-INSTRUMENT ELECTRONICS CORP.

Notes To Consolidated Financial Statements (Continued)

8. Right of Use Assets and Operating Lease Liability (continued)

During the year ended March 31, 2025 and 2024, the Company recorded $412,189 and $400,333, as lease expense to current period operations, respectively.

9. Accrued Expenses

Accrued vacation pay, payroll and payroll withholdings consist of the following:

	March 31,
	2025	2024

Accrued vacation pay	$187,201	$166,914
Accrued compensation and payroll withholdings	101,103	81,799
	$288,304	$248,713

Accrued vacation pay, payroll and payroll withholdings include $24,363 and $22,451 on March 31, 2025, and 2024, respectively, which is due to officers.

Accrued expenses - other consist of the following:

	March 31,
	2025	2024

Accrued commissions	$49,888	$-
Warranty reserve	87,660	87,548
Accrued purchase	30,789	13,756
Other	70,455	18,723
	$238,792	$120,027

10. Series A 8% Convertible Preferred Stock

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

Preferred shall accumulate whether or not declared by the Board and shall remain accumulated dividends until paid. For the years ended March 31, 2025 and 2024, the Company recognized $240,000 and $240,000 as deemed dividends and are included in the carrying value of the Series A Convertible Preferred Stock. The Holders will vote together with the holders of the Company’s Common Stock on an as-converted basis on each matter submitted to a vote of holders of Common Stock (whether at a meeting of shareholders or by written consent). Effective beginning on the third anniversary of the Original Issue Date, and upon 30 days’ written notice to the Holders of Series A Preferred, the Company may, in its sole discretion, redeem the Series A Preferred at the aggregate Series A Stated Value plus any accrued and accumulated but unpaid dividends. During the years ended March 31, 2025 and 2024, the Company did not pay dividends, respectively.

11. Series B 8% Convertible Preferred Stock

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

11. Series B 8% Convertible Preferred Stock (continued)

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

For the years ended March 31, 2025 and 2024, the Company recognized $112,000 and $97,334 as deemed dividends and are included in the carrying value of the Series B Convertible Preferred Stock. The Holders will vote together with the holders of the Company’s Common Stock on an as-converted basis on each matter submitted to a vote of holders of Common Stock (whether at a meeting of shareholders or by written consent). Effective beginning on the third anniversary of the Original Issue Date, and upon 30 days’ written notice to the Holders of Series B Preferred, the Company may, in its sole discretion, redeem the Series B Preferred at the aggregate Series B Stated Value plus any accrued and accumulated but unpaid dividends. During the years ended March 31, 2025 and 2024, the Company did not pay dividends, respectively.

12. Series C 8% Convertible Preferred Stock

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

For the years ended March 31, 2025 and 2024, the Company recognized $25,680 and $14,215 as deemed dividends and are included in the carrying value of the Series Convertible Preferred Stock. The Holders will vote together with the holders of the Company’s Common Stock on an as-converted basis on each matter submitted to a vote of holders of Common Stock (whether at a meeting of shareholders or by written consent). Effective beginning on the third anniversary of the Original Issue Date, and upon 30 days’ written notice to the Holders of Series C Preferred, the Company may, in its sole discretion, redeem the Series C Preferred at the aggregate Series C Stated Value plus any accrued and accumulated but unpaid dividends. During the years ended March 31, 2025 and 2024, the Company did not pay dividends, respectively.

13. Stock Option Plans

The Board of Directors (the “Board”) adopted on January 18, 2017, and ratified by the shareholders at the Annual Meeting on January 18, 2017, the Company’s 2016 Stock Option Plan (the “Plan”). The Plan provides for the granting of incentive stock options, by a committee to be appointed by the Board (both the Board and the Committee are referred to herein as the “Committee”) to directors, officers, and employees (excluding directors and officers who are not employees) to purchase shares of the Common Stock of the Company, par value $0.10 per share (the “Stock”), in accordance with the terms and provisions. The 2016 Plan reserves for issuance, options to purchase up to 250,000 shares of its common stock. Options granted under the plan are exercisable up to a period of five years from the date of grant at an exercise price which is not less than the fair market value of the common stock at the date of grant, except to a shareholder owning 10% or more of the outstanding common stock of the Company, as to which the exercise price must be not less than 110% of the fair market value of the common stock at the date of grant. Options are exercisable on a cumulative basis, 20% at or after each of the first, second, and third anniversary of the grant and 40% after the fourth year anniversary. During fiscal year fiscal year 2025 the Company granted 160,000 stock options valued at $360,000 and none in the prior fiscal year.

TEL-INSTRUMENT ELECTRONICS CORP.

Notes To Consolidated Financial Statements (Continued)

13. Stock Option Plans (continued)

A summary of the status of the Company’s stock option plans for the fiscal years ended March 31, 2025, and 2024 and changes during the years are presented below (in number of options):

	Number of Options	Average Exercise Price	Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding options on April 1, 2023	99,000	$3.13	1.78 years	$-
Options granted	-	$-
Options exercised	-	$-
Options cancelled/forfeited	-	$-

Outstanding options on March 31, 2024	99,000	$3.13	0.78 years	$-
Options granted	160,000	$2.25
Options exercised	-	$-
Options cancelled/forfeited	(68,500)	$3.16

Outstanding options on March 31, 2025	190,500	$2.38	3.8 years	$78,750

Vested Options:
March 31, 2025:	25,800	$3.04	1.1 years	$-
March 31, 2024:	82,200	$3.16	0.5 years	$-

Remaining options available for grant were 59,500 of March 31, 2025.

For the year ended March 31, 2025 the unamortized compensation expense for stock options was $151,191. Unamortized compensation expense is expected to be recognized over a weighted-average period of approximately 4.0 years.

The compensation cost that has been charged was $35,227 and $9,099 for the fiscal years ended March 31, 2025, and 2024, respectively.

14. Income Taxes

Income tax provision:

	Fiscal Year Ended
	March 31,	March 31,
	2025	2024
Current:
Federal	$-	$-
State and local	750	665

Total current tax provision	750	665

Deferred:
Federal	2,430,157	146,595
State and local	20,500	30,683

Total deferred tax provision	2,450,657	177,278

Total tax provision	$2,451,407	$177,943

TEL-INSTRUMENT ELECTRONICS CORP.

Notes To Consolidated Financial Statements (Continued)

14. Income Taxes (continued)

The approximate values of the components of the Company’s deferred taxes on March 31, 2025, and 2024 are as follows:

	March 31,	March 31,
	2025	2024
Deferred tax assets (liabilities):
Net operating loss carry forwards	$1,672,416	$1,234,075
Tax credits	578,997	342,218
Charitable contributions	53	53
Allowance for credit losses	1,459	1,817
Reserve for inventory obsolescence	80,118	81,609
Vacation accrual	39,625	35,396
Warranty reserve	18,555	18,565
Deferred revenues	13,015	25,388
Gain on Sale of Asset	349	350
Depreciation	17,375	13,052
174 Capitalization	913,275	835,914
Deferred tax asset	3,335,237	2,588,437
Less valuation allowance	(3,335,237)	(137,780)

Deferred tax asset, net	$0	$2,450,657

The Company has federal net operating loss (“NOL”) carry forwards of $7,904,423 as of March 31, 2025. These loss carry forwards are available to offset future taxable income and a certain amount are subject to expiration, beginning in the year 2033. The current year federal NOL of $2,067,823 does not expire. New Jersey state NOL carry forwards of $44,779, as of March 31, 2025. New Jersey state NOL carry forwards expire in 20 years, and certain of these amounts begin to expire in 2038. Kansas state NOL carry forwards $211,434, as of March 31, 2025. Kansas state NOL carry forwards do not expire.

As a result of the going concern noted, a complete valuation allowance of $3,197,457 was recorded resulting in a $2,451,407 tax expense for the year ended March 31, 2025. For the year ended March 31, 2024 the Company did not incur any expense related to interest or penalties for income tax matters, and no such amounts were accrued. The Company’s tax years remain open for examination by the tax authorities primarily beginning 2022 through present.

For the year ended March 31, 2024, the Company reported a tax provision of $177,943 tax provision as a result of income before taxes of $519,834

A reconciliation of the income tax expense provision at the statutory Federal tax rate of 21% for the years ended March 31, 2025, and 2024, respectively, to the income tax benefit provision recognized in the financial statements is as follows:

	March 31,	March 31,
	2025	2024
Income tax (benefit) provision – statutory rate	$(514,795)	$109,165
Income tax expenses – state and local, net of federal benefit	(4,359)	(170)
Permanent items	7,756	2,335
Valuation allowance	3,197,457	37,780
Rate changes	1,854	19,103
R&D expense credits	(236,779)	-
True ups	273	9,730
Income tax provision	$2,451,407	$177,943

TEL-INSTRUMENT ELECTRONICS CORP.

Notes To Consolidated Financial Statements (Continued)

15. Net Income (Loss) per Share

Net income (loss) per share attributable to common stockholders has been computed according to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC 260”), “Earnings per Share,” which requires a dual presentation of basic and diluted income (loss) per share (“EPS”). Basic EPS attributable to common stockholders, represents net income (loss) less preferred dividends divided by the weighted average number of common shares outstanding during a reporting period. Diluted EPS attributable to common stockholders reflects the potential dilution that could occur if securities, including preferred stock and options, were converted into common stock. The dilutive effect of outstanding options is reflected in earnings per share by use of the treasury stock method. The dilutive effect of preferred stock is reflected in earnings per share by use of the if-converted method. In applying the treasury stock method for stock-based compensation arrangements, the assumed proceeds are computed as the sum of the amount the employee must pay upon exercise and the amounts of average unrecognized compensation.

	March 31, 2025	March 31, 2024
Basic net (loss) income per share computation:
Net (loss) income	$(4,901,093)	$341,891
Less: Preferred dividends	(377,680)	(351,549)

Net loss attributable to common shareholders	(5,278,773)	(9,658)
Weighted average common shares outstanding	3,255,887	3,255,887
Basic net loss per share	$(1.62)	$(0.00)

The following table summarizes securities that, if exercised, would have an anti-dilutive effect on earnings per share:

	March 31, 2025	March 31, 2024
Convertible preferred stock	2,774,739	2,426,052
Stock options	190,500	99,000
	2,965,239	2,525,052

16. Related Parties

The Company has obtained marketing and sales services from a brother-in-law of the Company’s CEO with the related fees and commissions amounting to $98,732 and $115,942 for the years ended March 31, 2025, and 2024, respectively. Additionally, consulting fees were earned of $36,000 for each fiscal year ended March 31, 2025, and March 31 2024. On March 31, 2025, $81,091 was due to this individual, which is included in accounts payable in the accompanying consolidated balance sheets.

The Chief Executive Officer is provided with a New Jersey apartment in the vicinity of the main plant for use during his onsite work schedule, the rental expense for fiscal year ended March 31, 2025, was $23,469 and $22,469 for the prior fiscal year. The lease is accounted for as a short-term lease.

During June 2024, the Company’s CEO provided short term advances totalling $105,500. During July 2024, an additional $40,000 was provided in short term advances of which $25,000 was repaid during July 2024, with a balance owed as of yearend of $120,500. The maturity date for the principal balances was July 31, 2024, in the event the lender submitted a written demand for repayment. This event did not occur, and the interest continues to accrue on the principal until paid off in full at a per annum rate of 16%. As of March 31, 2025, the accrued interest was $14,843. Additionally, the Company’s CEO provided an additional $46,000 during fiscal quarter ended September 30, 2025, with a total short-term advance of $166,500. The $166,500 was converted to 1,665 shares of Series D Preferred stock with a stated value of $100 on November 25, 2025.

The Board of Director Chairperson provides monthly consulting expertise to the Chief Executive Officer at $2,400 on a monthly basis.

17. Employee Benefit Plan

The Company sponsors a 401k Plan in which employee contributions on a pre-tax basis are supplemented by matching contributions by the Company. The Company charged to operations $41,365 and $53,324 as its matching contribution to the Company’s 401k Plan for the years ended March 31, 2025, and 2024, respectively.

TEL-INSTRUMENT ELECTRONICS CORP.

Notes To Consolidated Financial Statements (Continued)

18. Significant Customer Concentrations

Domestic commercial sales are made throughout the U.S. to commercial airlines and general aviation businesses directly or through distributors. There were $1,774,042 in domestic commercial sales in fiscal year 2025 and there was one (1) direct domestic commercial customer who accounted for 21% of domestic commercial sales. There were $2,113,567 in domestic commercial sales in fiscal year 2024 and there were two (2) direct domestic commercial customers who accounted for 24% and 19% of domestic commercial sales, respectively. The Company has one domestic distributor which receives discounts ranging between 10%-20% discount for stocking, selling, and, in some cases, providing product calibration and repairs. The loss of this distributor would not have a material adverse effect on the Company or its operations. Our domestic commercial distributor represented approximately 14% and 24%, respectively, of total sales during the fiscal years 2025 and 2024.

Marketing to the U.S. Government is made directly by employees of the Company or through independent sales representatives, who receive similar commissions to the commercial distributors. For the years ended March 31, 2025, and 2024, sales to the U.S. Government, including shipments through the government’s logistics centers, represented approximately 65% or $6,062,763 and 63% or $5,565,433, respectively, of total sales.

For the year ended March 31, 2025, two (2) direct customers represented 31% and 11% of total sales and three (3) customers represented 16%, 13% and 11% of total government sales, respectively. For the year ended March 31, 2024, two (2) direct customers represented 28% and 10% of total sales and two (2) customers represented 35% and 14% of total government sales, respectively.

International sales are made throughout the world to government and commercial customers, directly through American export agents, or through the Company’s overseas distributors at a discount reflecting a 15% to 22% selling commission, under written or oral, year-to-year arrangements. The Company has an exclusive distribution agreement with Muirhead Avionics Ltd (“Muirhead”), based in the United Kingdom, to represent the Company in parts of Europe, and with Milspec Services in Australia and New Zealand. Tel also sells its products through exclusive distributors in Spain, Portugal, and East Asia and is exploring distribution in other areas. For the years ended March 31, 2025, and 2024, total international sales were 16% and 13%, respectively. The Company has an agreement with M.P.G. Instruments s.r.l., based in Italy, wherein this distributor has the exclusive sales rights for DME/P ramp and bench test units. The Company continues to explore additional marketing opportunities in other parts of the world, including East Asia. No international distributors represented more than 10% of total sales for year ended March 31, 2025, or March 31, 2024. No international distributors represented more than 10% of total sales for year ended March 31, 2025, or March 31, 2024

Net sales to foreign customers, which, for the most part, are international distributors were $1,459,589 and $1,130,087 for the years ended March 31, 2025, and 2024, respectively. All other sales were to customers located in the U.S. The following table presents net sales by U.S. and foreign countries:

	2025	2024
United States	$7,836,805	$7,679,000
Foreign countries	1,459,587	1,130,087
Total Avionics Sales	$9,296,392	$8,809,087

Net sales related to any single foreign country, more than 10% of consolidated net sales included two (2) foreign countries for fiscal year ended March 31, 2025. They were Korea (23%) and United Kingdom (57%). Net sales related to any single foreign country, more than 10% of consolidated net sales included two (2) foreign countries for the fiscal year ended March 31, 2024. They were Korea (35%) and United Kingdom (30%).

The Company had no assets outside the United States. Receivables from the U.S. Government represented approximately 9% and 6%, respectively, of total receivables on March 31, 2025, and 2024, respectively. As of March 31, 2025, there was one (1) individual customer that represented 21% of the Company’s total outstanding accounts receivable. As of March 31, 2024, there were two individual customers that represented 33% and 15% respectively of the Company’s total outstanding accounts receivable.

TEL-INSTRUMENT ELECTRONICS CORP.

Notes To Consolidated Financial Statements (Continued)

18. Significant Customer Concentrations (continued)

The Company had one individual vendor that represented 10% of payables as of March 31, 2025. The Company had one individual vendor that represented 18% of payables as of March 31, 2024.

Total sales by test set product that were more than 10% of consolidated net sales were the was AN/USM-708 (19%).

Total sales by test set product that were more than 10% of consolidated net sales were the AN/USM-708 (13%) and the T-47/M5 (11%) for the year ended March 31, 2024.

19. Segment Reporting

In accordance with FASB ASC 280, “Disclosures about Segments of an Enterprise and related information”, the Company determined it has two reportable segments - avionics government and avionics commercial. There are no inter-segment revenues. Company adopted these standards for fiscal year 2025 and retrospectively applied to 2024. The CODM is the Company’s Chief Executive Officer (CEO).

The Company is organized primarily on the basis of its avionics products. The avionics government segment consists primarily of the design, manufacture, and sale of test equipment to the U.S. and foreign governments and militaries either directly or through distributors and is based on distinct product lines. The avionics commercial segment consists of design, manufacture, and sale of test equipment to domestic and foreign airlines, directly or through commercial distributors, and to general aviation repair and maintenance shops and is based on distinct product lines. The Company develops and designs test equipment for the avionics industry and as such, the Company’s products and designs cross segments.

Management evaluates the performance of its segments and allocates resources to them based on gross margin. Significant segment expense categories include selling and engineering research and development, that are segmented among the Avionics Government and Commercial segments based on sales volume. Net interest includes expenses on debt and income earned on cash balances, both maintained at the corporate level. Segment assets include only accounts receivable and work-in-process inventory. Asset information is segmented for accounts receivable and work-in-process inventory based on product line, all other assets are not reported since the Company does not produce such information internally. All long-lived assets are located in the U.S.

The Company measures segment income (loss) as income (loss) from operations. Segment assets are those assets controlled by each reportable segment.

The tables below present information about reportable segments for the years ended March 31:

				Corporate/
	Avionics	Avionics	Avionics	Reconciling
2025	Government	Commercial	Total	Items	Total
Net sales	$7,017,340	$2,279,052	$9,296,392	$-	$9,296,392
Cost of sales	5,410,097	1,883,580	7,293,677	-	7,293,677

Gross margin	1,607,243	395,472	2,002,715	-	2,002,715

Engineering, research, and development	1,552,700	504,277	2,056,977	-	2,056,977
Selling, general, and administrative	682,544	221,673	904,217	1,387,783	2,292,000
Segment operating loss	(628,001)	(330,478)	(958,479)	(1,387,783)	(2,346,262)
Interest expense, net	-	-	-	103,424	103,424
Segment income (loss) from operations	$(628,001)	$(330,478)	$(958,479)	$(1,491,207)	$(2,449,686)

Corporate Assets	$-	$-	$-	$1,471,845	$1,471,845
Accounts receivable, net of reserve	381,533	263,813	645,346	-	645,346
Inventories – WIP, net of reserve	1,155,893	375,405	1,531,298	-	1,531,298
Other inventories, net of reserve	1,884,048	611,890	2,495,938	-	2,495,938
Total Segment Assets	$3,421,474	$1,251,108	$4,672,582	$1,471,845	$6,144,427

TEL-INSTRUMENT ELECTRONICS CORP.

Notes To Consolidated Financial Statements (Continued)

19. Segment Reporting (continued)

				Corporate/
	Avionics	Avionics	Avionics	Reconciling
2024	Government	Commercial	Total	Items	Total
Net sales	$6,625,865	$2,183,222	$8,809,087	$-	$8,809,087
Cost of sales	3,234,032	1,557,702	4,791,734	-	4,791,734

Gross margin	3,391,833	625,520	4,017,353	-	4,017,353

Engineering, research, and development	869,312	286,438	1,155,750	-	1,155,750
Selling, general, and administrative	534,723	176,191	710,914	1,413,901	2,124,815
Segment operating income	1,987,798	162,891	2,150,689	(1,413,901)	736,788
Interest expense, net	-	-	-	216,954	216,954
Segment income (loss) before income taxes	$1,987,798	$162,891	$2,150,689	$(1,630,855)	$519,834
Corporate assets	-	-	-	4,229,598	4,229,598
Accounts receivable, net of reserve	933,249	177,299	1,110,548	-	1,110,548
Inventories – WIP, net of reserve	2,184,553	728,184	2,912,737	-	2,912,737
Other inventories – WIP, net of reserve	1,874,180	624,727	2,498,907	-	2,498,907
Total Segment Assets	$4,991,982	$1,530,210	$6,522,192	$4,229,598	$10,751,790

20. Commitments and Contingencies

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

During the year ended March 31, 2024, the Aeroflex litigation did not result in a favourable outcome for the Company, despite our belief that we committed no wrongdoing. We have paid the $6.6 million judgment and interest in full and there are no outstanding obligations related to the Aeroflex litigation. The jury found no misappropriation of Aeroflex trade secrets but found that the Company tortiously interfered with a prospective business opportunity and awarded damages. The jury also found that TIC tortiously interfered with Aeroflex’s non-disclosure agreements with two former Aeroflex employees, and that the former Aeroflex employees breached their non-disclosure agreements with Aeroflex. Upon appeal, a decision on the case was rendered and released on July 21, 2023, the Kansas Appeals Court rejected each of TIC’s appeal arguments. TIC paid full judgement and interest in the amount of $6,559,233 on September 15, 2023, including interest of $1,659,233.

The Company also leased a small office in Lawrence, Kansas under an operating lease agreement. In October 2025, the Company terminated the lease and closed this office.

21. Subsequent Events

On November 25, 2025, the Company amended its Articles of Incorporation to authorize a new class of Preferred Stock, Series D Preferred Stock, which authorized the board to issue 3,000 shares of $0.10 par value per share with a stated value equal to $100. The amendment established the right, preferences, and privileges of the Series D Preferred Stock, including quarterly dividends at an annual rate of 8% per year, the entitlement to receive immediately prior and in preference to any distribution to the holders of the Company's other securities a liquidation preference equal to the stated value plus all accrued and accumulated unpaid dividends in the event of any liquidations, the right at any time commencing after the issuance date to convert the aggregate Series D State value of such shares, as well as accrued and accumulated unpaid declared dividends into fully paid an non-assessable shares of Common stock of the Company at the conversion price of $2.00 per share, and the right to vote together with the holders of the Company's Common Stock on an as converted basis.

On November 14, 2025, the Company issued 1,000 shares of Series C Preferred Stock at a stated value of $6 per share to a related party. The shares were issued for the aggregate consideration of $600,000.

On January 27, 2026, the Company issued 1,000 shares of the Series D Preferred Stock at a stated value of $100 per share, to a related party. The shares were issued for the aggregate consideration of $100,000.

On July 7, 2025 and September 23, 2025, the Company borrowed $16,000 and $30,000, respectively, from a related party, making the total related party promissory note due $166,500. On December 15, 2025, the Company converted the debt into 1,665 shares of Series D Preferred Stock at a stated rate of $100 per share.

The Company's line of credit expired on July 31, 2025 with $1,000,000 outstanding, and was not renewed by Bank of America, and the total outstanding balance of $1,000,000 became due. The Company made payments of $125,000 and $100,000 on February 13, 2026 and April 1, 2026 respectively, to bring the outstanding balance to $775,000. On April 22, 2026, the Company agreed to modify the loan amount to which the Company will make quarterly payments ranging from $150,000 to $225,000 beginning on June 30, 2026, with the entire outstanding balance being due on March 31, 2027. The modified loan amount was in the amount of $778,716, which represents the outstanding principal, plus accrued and unpaid interest, with interest accruing on the principal under the same conditions as the line of credit as of March 31, 2025.

During October 2025 2,500 stock options were issued to a key employee.

The One Big Beautiful Bill Act, “OBBBA”, significantly impacts public company taxes by making the flat 21% corporate tax rate permanent, implementing full expensing for Research and Development and capital investments. These provisions become effective for taxable years beginning after December 31, 2025 and the Company has adopted these new rules.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

a) Evaluation of disclosure controls and procedures

We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. In designing disclosure controls and procedures, our management was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation and subject to the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting described below.

b) Management’s Annual Report on Internal Control over Financial Reporting

Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2025 based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that our internal control over financial reporting as of March 31, 2025 was not effective.

A material weakness, as defined in the standards established by the Sarbanes-Oxley is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

The ineffectiveness of our internal control over financial reporting was due to the following material weaknesses:

●	Lack of going concern evaluation and timely close and filing.

●	Lack of adherence to formal policies and procedures with inventory controls.

The Company has incurred recurring losses and negative cash flows from operations. The Company experienced significant delays in closing its financial records for the year ended March 31, 2025 , resulting in a failure to timely file its Form 10-K. These delays resulted from a comprehensive assessment of our liquidity position and cash requirements for the next twelve months.

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

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that exempt smaller reporting companies from this requirement.

Item 9A. Controls and Procedures (continued)

c) Changes in Internal Control over Financial Reporting

Other than described above, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fourth quarter of the year ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our current directors and executive officers, their ages, positions held, and duration of such, are as follows:

Name (age)	Position	Year First Elected a director
Stephen A. Fletcher (1) (64)	Director	2011

George J. Leon (2) (3) (80)	Director	1986

Jeffrey C. O’Hara, CPA (1) (4) (67)	Director; President since August 2007; Chief Executive Officer since December 2010; Chief Operating Officer since June 2006; Vice President since 2005	1998

Robert A. Rice (2) (3) (69)	Director	2004

Robert H. Walker (2) (3) (5) (89)	Director and Chairperson of the Board since April 2011	1984

Pauline Romeo (6) (62)	Chief Accounting Officer since February 2021	2021

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

Background of Directors and Officers

Stephen A. Fletcher is the former Chief Executive Officer of Rand McNally, the country’s most trusted source for maps, navigation, and travel content (“Rand”). At Rand, Mr. Fletcher expanded growth of the Company’s consumer and enterprise businesses through rapid expansion of core product lines and continued innovation of commercial transportation solutions ranging from advanced mileage and routing software to fleet management and electronic tracking. Prior to Rand, Mr. Fletcher served as a WW general manager at Kodak for more than six years and led a far-reaching organization with operations around the globe including research and development in the US, Germany and Singapore and manufacturing in the US, China, and Mexico. Before Kodak, he was President and COO of Konica Minolta Printing Solutions in Ramsey, New Jersey where he quadrupled the business over six years. Mr. Fletcher was also President and CEO of the Tally Printer Corporation in Seattle, Washington and held marketing management positions at Apple Computer and Hewlett Packard.

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

Robert H. Walker has served as a member of our Board since 1984 and was elected Chairperson of the Board in April 2011. Mr. Walker, prior to his retirement in 1998, had served as Executive Vice President of Robotic Vision Systems, Inc., which designs, manufactures, markets, and sells automated two-dimensional and three-dimensional machine vision-based products and systems for inspection, measurement, and identification. Mr. Walker also served as Chief Financial Officer of that company, whose shares were listed on the NASDAQ National Market. Mr. Walker qualifies as the Company’s “Audit Committee Financial Expert” as defined in the regulations promulgated under the Securities Exchange Act.

Robert A. Rice has served as a member of the Board since 2004. Mr. Rice is, and has been for more than 5 years, President and Owner of Spurwink Cordage, Inc., a textile manufacturing company located in New England, and is experienced in securities matters and business management.

Pauline Romeo combines over 30 years of senior financial management experience with private and publicly held manufacturing and distribution companies. Previously, from 2020 to 2021, she had been the Senior Controller and Acting CFO for Biazzo Dairy Products Inc., a large privately held food manufacturing company. From 2019 to 2020, Ms. Romeo was Group Financial Controller/Acting Chief Financial Officer for Sycamore Foods, Inc., a wholesale produce distribution company. Prior to that, she worked for six years as the Finance Director/Senior Controller at BioHiTech Global Inc., a NASDAQ-listed company that manufactures food waste disposal equipment. Ms. Romeo has an accounting degree from St. Peter’s University.

Family Relationships

As described above, Stephen Fletcher is the son of the Company’s former Chairperson and the brother-in-law of the Company’s Chief Executive Officer, Jeffrey O’Hara.

Corporate Governance and Board Meetings

The Board is responsible for supervision of the overall affairs of the Company. The Board held three meetings during fiscal year 2025 and a majority of the nominee directors attended all of the meetings. The Company expects directors to attend all formal Board, committee, and shareholder meetings. Three of the directors, Messrs. Leon, Rice, and Walker, are independent as that term is defined under the Securities Exchange Act of 1934.

Robert H. Walker was elected Chairperson of the Board by the directors at their April 13, 2011 meeting of the Board upon the passing of Harold K. Fletcher, who had been Chief Executive Officer and Chairperson of the Board since 1982. Jeffrey C. O’Hara was elected the Chief Executive Officer in December 2010.

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

During fiscal 2025, all three members of the Audit Committee attended all four (4) of the Audit Committee meetings. In the opinion of the Board, and as defined under the Securities Exchange Act of 1934, Messrs. Walker, Leon, and Rice are independent of management and free of any relationship which might interfere with their exercise of independent judgment as members of this committee.

The Audit Committee has: (i) reviewed and discussed with management, and with CBIZ CPAs P.C., (the “Auditor”) the Company’s audited consolidated financial statements for the fiscal year ended March 31, 2025; (ii) With Marcum LLP, (the “Predecessor Auditor” ) reviewed and discussed with management, and with our Auditor the Company’s interim financial statements for the periods ended June 30, 2024, September 30, 2024 and December 31, 2024; (iii) discussed with the Auditor the matters required to be discussed by PCAOB Standard 16, as amended, as adopted by the Public Company Accounting Oversight Board; (iv) received the written disclosures and the letter from the Auditor required by applicable requirements of the Public Company Accounting Oversight Board regarding the Auditor’ communications with the Audit Committee concerning independence; and (v) discussed with the Auditor their independence from the Company. The Audit Committee has also discussed with management of the Company and the Auditor such other matters and received such assurances from them as it deemed appropriate. The Audit Committee meets regularly with management and the Auditor, and then with the Auditor without management present, to discuss the result of the Auditor examination, the evaluation of the Company’s internal control over financial reporting and the overall quality of the Company’s accounting.

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

The Compensation Committee did not meet during the 2025 fiscal year; Messrs. Leon, Rice, and Walker are independent, as defined under the Securities Exchange Act of 1934. See “Executive Compensation” below for a discussion of the Committee’s processes and procedures for reviewing and determining compensation.

Section 16(a) Beneficial Ownership Reporting Compliance

As of March 31, 2025, the end of the last fiscal year, the Company believes that all officers, directors and 10% beneficial owners, known to the Company, had, during such last fiscal year, timely filed required forms reporting beneficial ownership of Company securities, other than the Form 3 for Pauline Romeo, based solely on review of certain reports filed with the Securities and Exchange Commission pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, and information furnished to the Company.

Code of Ethics

The Company has had corporate governance standards and policies, regulating officer, director, and employee conduct for many years. In fiscal 2004, we reviewed our standards and policies and incorporated them into our Code of Business Conduct, which we believe satisfies the rules promulgated by the SEC. The Board has adopted this written Code of Ethics that applies to all of the Company’s officers and employees, including the Chief Executive Officer and the Chief Accounting Officer. A copy of the Code of Ethics has been previously filed. A copy of the Code of Ethics is available to anyone requesting a copy without cost by writing to the Company, attention Pauline Romeo.

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

Item 11. Executive Compensation

The following table presents information regarding compensation of our principal executive officer, and the most highly compensated executive officers other than the principal executive officer for services rendered during fiscal years 2025 and 2024.

Summary Compensation Table

Grants of Plan-based Awards Table for Fiscal Year

Name and Principal Position	Fiscal Year	Salary ($) (1)	Incentive ($) (2)	Option Awards ($) (3)	All Other Compensation ($) (4)	Total ($)
Jeffrey C. O’Hara, CEO President	2025	190,000	-	16,997	28,655	235,652
	2024	190,000	-		26,135	216,135

Pauline X. Romeo CAO	2025	145,317	-	4,545	27,583	177,445
	2024	141,621	-	-	23,576	165,197

(1)	The amounts shown in this column represent the dollar value of base cash salary earned by each named executive officer (“NEO”).

(2)	Incentive compensation for each named executive officer (“NEO”).

(3)	Amounts in this column represent the fair value required by ASC Topic 718 to be included in our financial statements for all options granted during that year (see Note 13 to Notes to the Consolidated Financial Statements).

(4)	The amounts shown in this column represent amounts for medical and life insurance as well as the Company’s match in the 401(k) Plan.

There were 80,000 stock options granted during the 2025 fiscal year to our named executive officers.

Item 11. Executive Compensation (continued)

Outstanding Equity Awards at Fiscal Year End

The following table sets forth the outstanding stock option grants held by named executive officers at the end of the 2025 fiscal year. The option exercise price set forth in the table is based on the closing market price on the date of grant.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable (1)	Option Exercise Price ($)	Option Expiration Date
Pauline X. Romeo	1200	800	$2.94	9/2/26
Jeffrey C. O’Hara	3,000	2,000	2.94	9/2/26
Pauline X. Romeo	15,000	-	3.11	1/12/26
Jeffrey C. O’Hara	-	75,000	2.25	8/6/29
Pauline X. Romeo	-	5,000	2.25	8/6/29

Name	Number of Shares or Units of Stock that have not Vested (#)	Market Value of Shares of Units That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested (#)	Equity Incentive Plan Awards: Market of Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested ($)
Pauline X. Romeo	5,800	$15,950	-	-
Jeffrey C. O’Hara	77,000	$211,750	-	-

(1)	Options are exercisable, on a cumulative basis, 20% at or after each of the first, second, and third anniversary of the grant and 40% after the fourth year anniversary.

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

Options Exercised and Stock Vested During Fiscal Year 2025

No shares were acquired upon exercising options awards by our NEO’s during fiscal year 2025.

Options granted to NEOs are consistent with the terms of options granted to other employees pursuant to the Employee Stock Option Plans (see Note 13 of the Notes to the Consolidated Financial Statements). Options granted to NEOs may be tax sheltered to the grantee, and their value constitutes a charge to the Company (see Notes 2 and 13 to the Consolidated Financial Statements).

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

For the year ended March 31, 2025, the CEO received $0, and the CAO received $0. For the year ended March 31, 2024, the CEO received $0, and the CAO received $0.

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

Director Compensation

Directors who are not employees or officers of the Company receive $1,250 in cash and options, at the then market price, to purchase 1,000 shares of Common Stock for attendance at each in-person meeting and $625 in cash and options to purchase 500 shares of Common Stock for attendance at each formal telephonic meeting of the Board or of a committee of the Board. Non-employee directors may elect annually to accept the foregoing compensation or waive the stock option element and receive $2,500 in cash for attendance at the in-person meeting and $1,250 in cash for each formal telephone meeting. During fiscal year 2025 non-employee directors earned the following compensation pursuant to this plan.

Name	Cash Compensation	Option Awards ($)(1)(2)	Total $
George J. Leon	$3,750	$-0-	$3,750
Robert A. Rice	$7,500	$-0-	$7,500
Robert H. Walker (3)	$7,500	$-0-	$7,500
Stephen A. Fletcher	$1,250	$-0-	$1,250

(1)	Amounts in this column, if any, represent the fair value required by ASC 718 to be included in our financial statements for all options granted during fiscal year 2025.

(2)	There are no options outstanding for the directors.

(3)	Mr. Walker also receives a monthly stipend of $2,400 for his additional responsibility as Chairperson of the Board.

Compensation Policy

The Company does not believe that its compensation policies are reasonably likely to increase corporate risk or have a material adverse effect on the Company.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information known to the Company with respect to the beneficial ownership as of June 29, 2026, (i) all persons who are beneficial owners of five percent (5%) or more of the Company’s Common Stock, (ii) each director and nominee, (iii) the executive officers, and (iv) all current directors and executive officers as a group. A person is considered to beneficially own any shares: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, or (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days through an exercise of stock options or warrants. Unless otherwise indicated, voting and investment power relating to the shares shown in the tables for our directors and executive officers is exercised solely by the beneficial owner or shared by the owner and the owner’s spouse or children.

For purposes of these tables, a person or group of persons is deemed to have “beneficial ownership” of any shares of Common Stock that such person has the right to acquire within 60 days of June 29, 2026. For purposes of computing the percentage of outstanding shares of our Common Stock held by each person or group of persons, any shares that such person or persons has the right to acquire within 60 days of June 29, 2026, is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership.

Name and Address	Number of Shares Beneficially Owned		Percentage of Class (1)
Named Directors and Officers

Stephen A. Fletcher, Director	7,254	(2)	0.2%
3995 Oleander Court
Orange Beach, AL 36561

George J. Leon, Director	466,516	(3)	14.3%
168 Redpath Avenue
Toronto, Ontario, Canada M4P 2K6

Jeffrey C. O’Hara, CEO, Director	211,156	(4)	6.5%
853 Turnbridge Circle
Naperville, IL 60540

Robert A. Rice, Director	26,700		0.8%
5 Roundabout Lane
Cape Elizabeth, ME 04107

Robert H. Walker, Director	65,083		2.0%
27 Vantage Court
Port Jefferson, NY 11777

Pauline X. Romeo, CAO	16,200	(4)	0.5%
1 Branca Road East Rutherford, NJ 07073

All officers and directors as a group (6 persons)	792,909	(7)	24.1%

Vincent J. Dowling, Jr.	980,881	(5)	23.2%
54 Ledyard Road
West Hartford, CT 06117

Mrs. Sadie Fletcher	495,543	(6)	15.2%
657 Downing Lane
Williamsville, NY 14221

Vincent J. Dowling, Sr.	650,234	(8)	16.3%
102 Island Creek Drive
Indian River Shores, FL 32963

All officers, directors and 5% holders as a group (9 persons)	2,919,567	(9)	59.0%

(1)	The class includes 3,255,887 shares outstanding in the calculation of the percentage of shares owned by a party. The Common Stock deemed to be owned by the named party includes stock which is not outstanding but subject to currently exercisable options held by the individual named in accordance with Rule 13d-3(d)c) of the Exchange Act. The foregoing information is based on reports made by the named individuals.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters (continued)

(2)	Mr. Stephen A. Fletcher is the son of Mr. Harold K. Fletcher, former Chief Executive Officer, and director of the Company. Mr. Stephen A. Fletcher is the son of Mrs. Sadie Fletcher who beneficially owns 495,543 shares by virtue of the Estate of Harold K. Fletcher. Mr. Fletcher disclaims beneficial ownership of the shares owned by the Estate of Harold K. Fletcher.

(3)	Includes 419,921 shares owned by the George Leon Family Trust, of which Mr. Leon is a beneficiary. Mr. Leon acts as manager of the trust assets pursuant to an informal family, oral arrangement, and disclaims beneficial ownership of the shares owned by the trust. Includes 28,500 shares of common stock that may be acquired upon conversion of the Series C Convertible Preferred Stock as well as an additional 10,545 shares that may be acquired based on accrued dividends. Mr. Leon owns 36,050 shares, individually. The Holder(s) of the Series C Convertible Preferred Stock can vote together with the holders of the Company’s common stock (“Common Stock”) on an as-converted basis on each matter submitted to a vote of holders of Common Stock (whether at a meeting of shareholders or by written consent). In any such vote, the number of votes that may be cast by a Holder shall be equal to one (1) vote for each Conversion Share underlying such Holder’s outstanding shares of Series C Convertible Preferred Stock (see Note 12 to the consolidated financial statements).

(4)	Includes shares subject to currently exercisable stock options owned by Mr. O’Hara (3,000 shares) and Ms. Romeo (16,200 shares).

(5)	Includes 333,333 shares of common stock that may be acquired upon conversion of the Series A Convertible Preferred Stock as well as an additional 377,545 shares that may be acquired based on accrued dividends. The Holder(s) of the Series A Convertible Preferred Stock can vote together with the holders of the Company’s common stock (“Common Stock”) on an as-converted basis on each matter submitted to a vote of holders of Common Stock (whether at a meeting of shareholders or by written consent). In any such vote, the number of votes that may be cast by a Holder shall be equal to one (1) vote for each Conversion Share underlying such Holder’s outstanding shares of Series A Convertible Preferred Stock, subject to adjustment based on the applicable Maximum Conversion Amount, as of the record date for such vote or written consent or, if there is no specified record date, as of the date of such vote or written consent (see Note 10 to the consolidated financial statements). Shares of 3,336 are held by the children of the Holder.

(6)	Represents 486,293 shares owned by the Estate of Harold K. Fletcher, former Chief Executive Officer, and director of the Company. Mrs. Fletcher is the mother of Stephen A. Fletcher, a director of the Company. Includes 25,000 shares of common stock that may be acquired upon conversion of the Series C Convertible Preferred Stock as well as an additional 9,250 shares that may be acquired based on accrued dividends. The Holder(s) of the Series C Convertible Preferred Stock can vote together with the holders of the Company’s common stock (“Common Stock”) on an as-converted basis on each matter submitted to a vote of holders of Common Stock (whether at a meeting of shareholders or by written consent). In any such vote, the number of votes that may be cast by a Holder shall be equal to one (1) vote for each Conversion Share underlying such Holder’s outstanding shares of Series C Convertible Preferred Stock (see Note 12 to the consolidated financial statements).

(7)	Includes 29,745 shares subject to currently exercisable options held by all executive officers and directors of the Company (including those individually named above).

(8)	Includes 166,667 shares of common stock that may be acquired upon conversion of the Series B Convertible Preferred Stock as well as an additional 160,158 shares that may be acquired based on accrued dividends. The Holder(s) of the Series B Convertible Preferred Stock can vote together with the holders of the Company’s common stock (“Common Stock”) on an as-converted basis on each matter submitted to a vote of holders of Common Stock (whether at a meeting of shareholders or by written consent). In any such vote, the number of votes that may be cast by a Holder shall be equal to one (1) vote for each Conversion Share underlying such Holder’s outstanding shares of Series B Convertible Preferred Stock (see Note 16 to the consolidated financial statements). Also includes 166,667 shares of common stock that may be acquired upon conversion of the Series A Convertible Preferred Stock as well as an additional 156,741 shares that may be acquired based on accrued dividends. The Holder(s) of the Series A Convertible Preferred Stock can vote together with the holders of the Company’s common stock (“Common Stock”) on an as-converted basis on each matter submitted to a vote of holders of Common Stock (whether at a meeting of shareholders or by written consent). In any such vote, the number of votes that may be cast by a Holder shall be equal to one (1) vote for each Conversion Share underlying such Holder’s outstanding shares of Series A Convertible Preferred Stock, subject to adjustment based on the applicable Maximum Conversion Amount, as of the record date for such vote or written consent or, if there is no specified record date, as of the date of such vote or written consent (see Note 11 to the consolidated financial statements).

(9)	Includes 29,826 shares subject to currently exercisable options held by all executive officers and directors of the Company (including those individually named above). Also 470,222 shares of common stock that may be acquired upon conversion of the Series A Convertible Preferred Stock.

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

The following table provides information as of March 31, 2025, regarding compensation plans under which equity securities of the Company are authorized for issuance. See “Equity Compensation Plan Information” under Item 12 below.

Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of options remaining available for future issuance under Equity Compensation Plans
Equity Compensation Plans approved by shareholders	190,500	$2.38	59,500
Equity Compensation Plans not approved by shareholders	-	-	-
Total	190,500	$2.38	59,500

*	See discussion above and Note 13 of Notes to the Consolidated Financial Statements.

Item 13. Certain Relationships and Related Transactions and Director Independence

The Company has obtained marketing and sales services from a brother-in-law of the Company’s CEO with the related fees and commissions amounting to $98,732 and $115,942 for the years ended March 31, 2025, and 2024, respectively. Additionally, consulting fees were earned of $36,000 for each fiscal year ended March 31, 2025 and March 31 2024. On March 31, 2025, $81,091 was due to this individual, which is included in accounts payable in the accompanying consolidated balance sheet.

The Chief Executive Officer is provided with a New Jersey apartment in the vicinity of the main plant for use during his onsite work schedule, the rental expense for fiscal year ended March 31, 2025, was $23,469 and $22,469 for the prior fiscal year. The lease is accounted for as a short-term lease. During June 2024, the Company’s CEO provided short term advances totalling $105,500. During July 2024, an additional $40,000 was provided in short term advances of which $25,000 was repaid during July 2024, with a balance owed as of yearend of $120,500. The maturity date for the principal balances was July 31, 2024, in the event the lender submitted a written demand for repayment. This event did not occur, and the interest continues to accrue on the principal until paid off in full at a per annum rate of 16%. As of March 31, 2025, the accrued interest was $14,843. This loan in the amount of $166,500 was converted to 1,665 shares of Series D Preferred stock with a stated value of $100 on November 25, 2025.

Director Independence

On an annual basis, each director and executive officer are obligated to disclose any transactions with the Company in which a director or executive officer, or any member of his or her immediate family, have a direct or indirect material interest in accordance with Item 407(a) of Regulation S-K.

As of June 25, 2025, the Board determined that the following directors are independent under these standards:

Robert Walker, George Leon, and Robert Rice.

Item 14. Principal Accounting Fees and Services

As previously reported, the Audit Committee appointed CBIZ CPAs P.C. to serve as the Company’s independent auditor for fiscal year 2025.

For the fiscal years ended March 31, 2025, and 2024, professional services were performed by CBIZ, CPAs P.C. and Marcum LLP, the Company’s independent registered public accountants for those years were as follows:

	2025	2024
Audit Fees (CBIZ CPAs P.C.)	$24,713	$
Audit Fees (Marcum LLP)	133,564		139,100
Audit-Related Fees	-		-
Total Audit and Audit-Related Fees	158,277		139,100
Tax Fees	-		-
All Other Fees	-		-

Total	$158,277		$139,100

Audit Fees. This category includes an audit of the Company’s consolidated financial statements and reviews of the financial statements included in the Company’s Quarterly Reports on Form 10-Q and Form 10-K. It also includes advice on accounting matters that arose during, or as a result of, the audit or the review of interim financial statements, and services which are normally provided in connection with regulatory filings, or in an auditing engagement.

CBIZ CPAs P.C. performed the audit for the fiscal year ended March 31, 2025, and Marcum LLP performed reviews for the first, second, and third quarters Marcum LLP performed the audit for the fiscal year ended March 31, 2024, and reviews for first, second and third quarters.

Audit Related Fees, Tax Fees, and All Other Fees. No fees under these categories were paid to Marcum LLP and CBIZ CPAs P.C. in 2025 and/or 2024.

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

None

c.) Exhibits identified in parentheses below on file with the Securities and Exchange Commission, are incorporated herein by reference as exhibits hereto.

(3.1)	Tel-Instrument Electronics Corp.’s Restated Certificate of Incorporation dated November 8, 1996 (incorporated by reference to the Current Report on Form 10-K filed with the SEC on July 14, 1997).
(3.2)	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 2, 2018).
(3.3)	Tel-Instrument Electronics Corp.’s By-Laws, as amended (incorporated by reference to Registration 33-18978 dated November 7, 1988).
(3.4)	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated October 9, 2018).
(3.5)	Certificate of Amendment to Certificate of Incorporation (Series B) (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated September 18, 2023).
(3.6)	Certificate of Amendment to Certificate of Incorporation (Series C) (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated September 18, 2023).
(10.1)	10% convertible subordinated note between Registrant and Harold K. Fletcher (incorporated by reference to the Company’s Report on Form 10-K filed with the SEC on July 15, 2002).
(10.2)	Purchase agreement between Registrant and Innerspace Technology (incorporated by reference to the Company’s Report on Form 10-K filed with the SEC on July 15, 2004).
(10.3)	Agreement between Registrant and Semaphore Capital Advisors, LLC (incorporated by reference to the Company’s Report on Form 10-K filed with the SEC on July 15, 2002).
(10.5)	Subordinated Note Between Registrant and Harold K. Fletcher (incorporated by reference to the Company’s Report on Form 8-K filed with the SEC on March 25, 2010).
(10.6)	Subordinated Note Between Registrant and Jeffrey C. O’Hara (incorporated by reference to the Company’s Report on Form 8-K filed with the SEC on March 25, 2010).
(10.7)	Loan Agreement with BCA Mezzanine Fund, LLP (incorporated by reference to the Company’s Report on Form 10-K filed with the SEC on June 29, 2011).
(10.8)	Intercreditor and Subordination Agreement among Harold. K. Fletcher, Jeffrey C. O’Hara and BCA Mezzanine Fund, LLP (incorporated by reference to the Company’s Report on Form 10-K filed with the SEC on June 29, 2011).
(10.9)	Subscription Agreement between Registrant and Subscriber (incorporated by reference to the Company’s Report on Form 8-K filed with the SEC on November 21, 2012).
(10.10)	Loan Agreement with Bank of America (incorporated by reference to the Company’s Report on Form 10-Q filed with the SEC on February 17, 2015).
(10.11)	Form of Subscription Agreement (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 16, 2017).
(10.12)	2016 Stock Option Plan (incorporated by reference to the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on December 27, 2016).
(10.13)	Form of Subscription Agreement (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 9, 2018).
(21.1)	List of Subsidiaries
(23.1)	Independent Registered Public Accounting Firm’s Consent – CBIZ, CPAs, P.C.
(23.2)	Independent Registered Public Accounting Firm’s Consent – Marcum LLP
(31.1)	Certification by CEO pursuant to Rule 15d-14 under the Securities Exchange Act.
(31.2)	Certification by PAO pursuant to Rule 15d-14 under the Securities Exchange Act.
(32.1)	Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(32.2)	Certification by PAO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

The Company will furnish to a stockholder, upon request, any exhibit at cost.

Item 16. Form 10-K Summary

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEL-INSTRUMENT ELECTRONICS CORP.
(Registrant)

Dated: June 30, 2026	By:	/s/ Jeffrey C. O’Hara
Jeffrey C. O’Hara
CEO and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated and by signature hereto.

Signature	Title	Date

/s/ Jeffrey C. O’Hara	CEO, President, and Director	June 30, 2026
Jeffrey C. O’Hara

/s/ Pauline X. Romeo	Chief Accounting Officer	June 30, 2026
Pauline X. Romeo

/s/ Stephen A. Fletcher	Director	June 30, 2026
Stephen A. Fletcher

/s/ George J. Leon	Director	June 30, 2026
George J. Leon

/s/ Robert A. Rice	Director	June 30, 2026
Robert A. Rice

/s/ Robert H. Walker	Chairperson of the Board, Director	June 30, 2026
Robert H. Walker